Form 10-K
period 1999-12-31
UNITED PARCEL SERVICE INC
filed 2000-03-30
CIK 1090727

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  (Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

        For the transition period from                to

                       Commission File Number 001-15451

                                ---------------

                          UNITED PARCEL SERVICE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                   58-2480149
        (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)
           55 Glenlake Parkway, N.E.                             30328
                Atlanta, Georgia                               (Zip Code)
    (Address of Principal Executive Offices)

                                (404) 828-6000
             (Registrant's telephone number, including area code)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class                 Name of Each Exchange on Which Registered
    ----------------------------------------------   ------------------------------------------
    Class B common stock, par value $.01 per share            New York Stock Exchange

                                ---------------

          Securities registered pursuant to Section 12(g) of the Act:

               Class A-1 common stock, par value $.01 per share
               Class A-2 common stock, par value $.01 per share
               Class A-3 common stock, par value $.01 per share
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 29, 2000, the aggregate market value of the class B common stock held by non-affiliates of the registrant was approximately
$5,975,974,945. As of February 29, 2000, non-affiliates held 1,050,759,900 shares of class A common stock and 109,399,999 shares of class B common stock. There is no active market for the class A common stock.

  As of February 29, 2000, there were 1,101,353,454 outstanding shares of class A common stock and 109,400,000 outstanding shares of class B common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for May 12, 2000 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Overview

  We are the world's largest express carrier, the world's largest package delivery company and a leading global provider of specialized transportation and logistics services. We were founded in 1907 to provide private messenger and delivery services in the Seattle, Washington area. Over the past 93 years, we have expanded our small regional parcel delivery service into a global company. We deliver packages each business day for 1.8 million shipping customers to six million consignees. In 1999, we delivered an average of more than 12.92 million pieces per day worldwide, generating revenue of over $27 billion.

  Our primary business is the time-definite delivery of packages and documents throughout the United States and in over 200 other countries and territories. We have established a vast and reliable global transportation infrastructure, developed a comprehensive, competitive and guaranteed portfolio of services and consistently supported these services with advanced technology. We provide logistics services, including integrated supply chain management, for major companies worldwide. We are the industry leader in the delivery of goods purchased over the Internet. We seek to position ourselves as an indispensable branded component of e-commerce and to focus on the movement of goods, information and funds.

Competitive Strengths

  We have the following competitive strengths:

  Global Reach and Scale. We believe that our integrated worldwide ground and air network is the most extensive in the industry. We operate more than 150,000 delivery vehicles and over 500 airplanes. We estimate that our integrated end-to-end delivery system carries goods having a value in excess of 6% of the U.S. gross domestic product and covers virtually all U.S. businesses and residential addresses. We have invested billions of dollars in information technology, a fleet of airplanes and many other improvements across our vast global delivery network. Based on number of jet aircraft operated, we are now the ninth largest airline in North America, with our primary air hub in Louisville, Kentucky.

  We established our first international operation when we entered Canada in 1975, and we first entered Europe in 1976 when we established a domestic operation in West Germany. In the 1980s and early 1990s, we expanded our operations throughout Europe as we identified opportunities presented by the development of the single market and responded to the need for pan-European delivery services. Today, we offer the broadest portfolio of time-definite services available, ranging from same-day service to logistics solutions for total supply chain management. We currently have what we believe is the most comprehensive integrated delivery and information services portfolio of any carrier in Europe.

  In the last decade, we entered into more than two dozen alliances with various Asian delivery companies, and we currently serve more than 40 Asia Pacific countries and territories. Our primary focus has been on the transport of express packages to and from the region, and our volumes remained strong throughout the economic downturn in Asia. We also have established operations in Latin America and the Caribbean, and we are positioned to capitalize upon the growth potential in those regions. This is exemplified by our 1999 agreement to acquire the assets and air routes of Challenge Air Cargo, through which we will become the largest air cargo carrier in Latin America. In addition, we have formed alliances with a number of service partners in countries throughout our Americas region.

  In 1999, Fortune magazine recognized us as the World's Most Admired Global Mail, Package and Freight Delivery Company.

  Technology Systems. We have expanded our reputation as a leading package distribution company by developing an equally strong capability as a mover of electronic information. We currently collect electronic data on about 9.5 million packages each day--more than any of our competitors. As a result, we have improved our efficiency and price competitiveness, and we provide improved customer solutions.

  We have made significant investments in technology over the past decade. CIO magazine ranked us 35th in the U.S. for our corporate information systems, and we have won two Computerworld Smithsonian Awards for our technology. The state-of-the-art technology that we currently deploy over our network enables us to serve our customers globally in the most efficient ways. This technology provides our customers with total order visibility and improves customer service, receiving, order management and accounting operations. Currently, approximately 76% of our volume is with shipping customers that are connected to us electronically.

  The following are examples of our technology:

  .  we built and maintain the world's largest private DB2 database

  . we recently introduced DIAD III, which provides the fastest and most complete delivery information of any hand-held computer used by any delivery company in the world

  . we are the only company to provide electronic capture and retrieval of package recipients' signatures

  . in selected hubs, we have installed sophisticated, automated sortation systems to improve processing speed and operational efficiency

  . we developed an array of UPS Online Solutions, which are proprietary software and hardware packages that we provide to our customers that enable them to send, manage and track their shipments and provide us with electronic package-level detail to support these functions

  E-Commerce Capabilities. We are a leading participant in and facilitator of e-commerce, which we define as the use of networked computer technology to facilitate the buying and selling of goods and services. According to Deloitte Consulting, business-to-business e-commerce sales have risen from almost zero a few years ago to more than $100 billion today, and Deloitte projects that 91% of U.S. businesses will do their purchasing over the Internet by the end of 2001. We have teamed with over 100 e-commerce leaders to offer fully integrated Web-enabled solutions for our customers. Over two-thirds of ActivMedia, Inc.'s top 50 websites that use transportation services are UPS customers.

  We have integrated our systems with software produced by leading manufacturers of enterprise resource planning, Internet transactions, e-procurement and systems integration solutions. Our e-commerce alliance partners include AT&T, Harbinger, IBM, Oracle and PeopleSoft. These solutions give our customers the integration of UPS delivery options into their websites, including real-time package delivery information. This integration allows our customers to lower their package tracking costs, to improve their collections through closed-loop billing and to provide better customer service. At the same time, we gain a competitive advantage as the preferred transportation solution.

  Our website strategy is to provide our customers with the convenience of all the functions that they otherwise would perform over the phone or at one of our shipping outlets. On a daily basis, our site, www.ups.com, receives over three million separate page views and more than 1.5 million package tracking transactions. This technology allows us to strengthen ties to our customers. Our customers can easily download our tools on to their own websites for direct use by their customers. This allows users to access our tools without leaving our customers' websites. Our Internet tools include enhanced tracking, rate calculation, service selection, address validation, time-in-transit detail, service mapping and electronic manifesting. Matrix Media and The Economist both rated our website as the top transportation website in the world. Business Marketing's NetMarketing also named our website one of the top 25 business-to-business sites.

  Broad, Flexible Range of Distribution Services. We offer to our customers the broadest range of day-definite and time-definite delivery services in the industry. All of our air, international and business-to-business ground delivery service offerings are guaranteed. Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements.

  Our express air services are integrated with our vast ground delivery system. This integrated air and ground network enhances pickup and delivery density and provides us with the flexibility to transport packages using the most efficient and cost-effective transportation mode or combination of modes. Our sophisticated engineering systems allow us to optimize our network efficiency and asset utilization.

  We make guaranteed international shipments to more than 200 countries and territories worldwide, including guaranteed overnight delivery of documents to the world's major business centers. We offer a complete portfolio of time-definite services for customers in major markets.

  We pioneered technologies that allow for secure, encrypted and trackable digital file deliveries over the Internet, such as UPS OnLine CourierSM in 1998. To make our services more easily available and to integrate our presence on the Web wherever e-commerce is taking place, we have developed a wide range of Internet tools accessible both from our website and from the websites of many of our customers. We recently began offering free Internet access to UPS websites via UPS OnLine World Link. UPS OnLine World Link enables companies to take advantage of the speed and ease of online shipping and secure digital document delivery without additional charge.

  Our technological capabilities and our broad portfolio of services have contributed to our volume and revenue growth in recent years. Our sales and marketing strategies have enabled us to grow our volume and thereby improve the utilization of our network. These factors, together with a robust economy, provide us the opportunity to continue to grow our business in the future.

  Customer Relationships. We serve the ongoing package distribution requirements of our customers worldwide and provide additional services that both enhance customer relationships and complement our position as the foremost provider of package distribution services.

  We focus on building and maintaining long-term customer relationships. We deliver packages each business day for 1.8 million shipping customers. In addition, thousands of our other customers access us daily through on-call pick-up for air delivery services, about 51,000 letter drop-boxes and over 25,000 independently owned shipping locations.

  We place significant importance on the quality of our customer relationships and conduct comprehensive market research to monitor customer service. Since 1992, we have conducted telephone interviews with shipping decision makers virtually every business day to determine their satisfaction with delivery providers and perception of performance on 17 key service factors. We use the telephone interview data to develop a statistical model that identifies those service factors that have the greatest impact on improving customer satisfaction, leading to enhanced profitability. This proprietary Customer Satisfaction Index allows us to continuously monitor satisfaction levels and helps us to focus our sales and communications efforts and new service development. One particular area of UPS strength relative to all the competitors measured was in the area of customer communications. This service advantage is attributable in large part to our Preferred Customer Loyalty program, aggressive ongoing communications through customer publications, direct marketing, teleservicing and personal contact programs through our drivers, sales force and other management personnel.

  Brand Equity. We have built strong brand equity as a leader in quality service and product innovation in our industry. A recent survey of senior business executives, called Image Power, rated UPS as the second strongest business-to-business brand in the U.S., behind Microsoft, and a 1999 Equitrend survey report ranked UPS as one of the top ten brands of the decade. Among the factors that contribute to our brand equity are our:

  . friendly, professional delivery employees and familiar brown delivery vehicles

  .  long history of service reliability

  .  comprehensive service portfolio

  .  state-of-the-art technology

  .  history of innovation and industry firsts

  .  competitive pricing

  . consistent advertising and communications to customers and the public about our evolving capabilities

  . longstanding and significant contributions to the communities in which we live and work

  Our brand has successfully made the transition from a U.S.-based ground delivery company to a global time-definite service provider with the ability to launch innovative new products and services around the globe. For example, we were the first company to offer next day delivery to every address in the 48 contiguous states and guaranteed next business day delivery of packages and documents by 8:00 a.m. or 8:30 a.m. We also were the first full-service carrier to introduce same-day delivery services in the U.S. and the first company to provide guaranteed nationwide ground service in the U.S. Increasingly, our customers recognize that we are is not just a reliable carrier of packages, but an innovator of transportation and information-based business solutions on a broadening global scale. For example, in June 1999 we introduced UPS Imports, with which we became the first in our industry to publish import rates in a single currency for all customers.

  One of the many ways that we have supported our brand is through sponsorship arrangements, such as our status globally as a Worldwide Olympic Partner, as the official package delivery company of the National Football League and as the official express delivery company of NASCAR in the U.S. We have been Fortune magazine's Most Admired Transportation Company in the mail, package and freight category for 17 consecutive years.

  Distinctive People and Culture. Our people are our most valuable asset. We believe that the dedication of our employees results in large part from our distinctive "employee-owner" concept. Our employee stock ownership tradition dates from 1927, when our founders, who believed that employee stock ownership was a vital foundation for successful business, first offered stock to our employees. To facilitate stock ownership by employees, we have maintained several stock-based compensation plans. Currently, employees and retirees own about two-thirds of our outstanding class A common stock, and the founders' families and foundations own the remaining shares of class A common stock. These groups continue to own about 90% of our total outstanding shares and control about 99% of the voting power of our stock.

  Complementing our tradition of employee ownership, we also have a long-standing policy of "promotion from within," and this policy has significantly reduced our need to hire managers and executive officers from outside UPS. A majority of the members of our management team began their careers as full-time or part-time hourly UPS employees, and have since spent their entire careers with us. Every one of our executive officers, including our CEO, has more than 25 years of service with us and has accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all of our shareowners.

  We have a legacy of commitment to the communities in which our employees live and work. Our many community service activities include:

  . UPS Foundation. Since 1951, our Foundation has provided financial support to alleviate social problems--most notably programs that support family and workplace literacy, food distribution and nationwide volunteerism. Our Foundation also supports high-impact educational and urgent human needs programs.

  . Community Internship Program. For the past 30 years, selected managers have participated in four weeks of intense community service in underprivileged areas. We designed this initiative to educate managers about the needs of a diverse work force and customer base and to allow these managers to apply their problem solving skills in the community.

  . Neighbor to Neighbor. Through an ongoing company-wide initiative, we match our employees' and their families' volunteer efforts with local programs. In 1999, about 17,000 volunteers donated about 240,000 hours to this program.

  . United Way. Since our first campaign in 1982, we and our employees have contributed over $355 million to the United Way, making us the United Way's second largest corporate giver in the U.S.

  . Welfare to Work. In 1997, we became one of the five founding members of the White House-sponsored Welfare-to-Work program, which places people on public assistance into private sector jobs. We have developed, trained and mentored over 20,000 qualified candidates nationwide for positions at UPS.

  . School to Work. We have introduced a school-to-work program, which promotes education and real-world work experience for at-risk youth.

  Financial Strength. Our balance sheet gives us financial strength that few companies can match. We are one of the few companies--and the only transportation company--with a triple-A credit rating from both Standard & Poor's and Moody's. This credit rating reflects the strength of our competitive position, our consistent earnings and cash flow growth and our conservative balance sheet. As of December 31, 1999, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $6.3 billion and shareowners' equity of $12.5 billion. Long-term debt was $1.9 billion, slightly lower than at the end of 1998. Our financial strength has given us the resources to achieve global scale and to make needed investments in technology and fleet to position us for growth.

Growth Strategy

  Our growth strategy is designed to take advantage of our competitive strengths while maintaining our focus on meeting or exceeding our customers' requirements. The principal components of our growth strategy are as follows:

  Expand Our Leadership Position in Our Core Domestic Business. Our U.S. package operation is the foundation of our business and the primary engine for our future growth. We believe that our tradition of reliable parcel service, our experienced and dedicated employees and our unmatched delivery system provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase core domestic revenues through cross-selling of our existing and new services to our large and diverse customer base, to limit the rate of expense growth and to employ technology-driven efficiencies to increase operating profit. Our core business also is a springboard for our growth in all other areas, including international, e-commerce, logistics, supply chain management and financial services.

  We plan to focus on maintaining and improving service quality, meeting customer demands and providing innovative service offerings in order to continue to grow domestic package revenues. A good example of our implementation of this plan is our 1998 introduction of the first nationwide guaranteed ground package delivery service.

  Continue International Expansion. We have built a strong international presence through significant investments over a number of years. In 1999, our international package operations generated $3.7 billion of revenue. The international package delivery market has grown, and continues to grow, at a faster rate than the U.S. market. We plan to leverage our worldwide infrastructure and broad product portfolio to continue to improve our international business mix, to grow high margin premium services and to implement cost, process and technology improvements.

  Europe, which includes our operations in Africa and the Middle East, remains our largest regional market outside of the U.S., accounting for more than half of our international revenue. As the European Community evolves into a single marketplace, with well-established regional standards and regulations, we believe that our business will benefit from additional growth within Europe as well as continued growth in imports and exports worldwide. We plan to solidify and expand our market position in Europe, where we already have created a pan-European network. We have introduced new aircraft and additional capacity in Europe to support volume growth and add flexibility to our European air operations. In addition, we have gained operating rights and enhanced our European hubs. We believe that we have the strongest portfolio of pan-European services of any integrated carrier in Europe, combining time-definite delivery options and related information capabilities. We plan to continue to expand our service offerings in Eastern Europe and the Middle East.

  Our primary focus has been on the transport of express packages to and from Asia, and our volumes remained strong throughout the economic downturn in that region. We are investing in our Asian air network to enhance our operations. We recently developed new multi-million dollar hubs in Hong Kong and Taiwan. We also acquired operating rights to provide service to points in Asia and beyond from Tokyo, and we are seeking to acquire additional air operating authority from a number of countries. We also are seeking rights to fly directly between the U.S. and the People's Republic of China.

  We believe that there is significant untapped potential for us to expand our service offerings in Latin America. To this end, we are introducing overnight delivery between key cities in the Mercosur and other trade blocs, introducing 8:00 a.m. delivery to the U.S., Canada and Europe. Most importantly, through our 1999 agreement to acquire the assets and air routes of Challenge Air Cargo, we will become the largest air cargo carrier in Latin America. This position will enable us to further develop our cargo business and provide advantages in pursuit of additional express package volume, a market that is less developed in the region.

  Provide Comprehensive Logistics and Financial Solutions. Many businesses have decided to outsource the management of all or part of their supply chains to cut costs and to improve service. The domestic third-party logistics market was estimated to be between $18 billion and $20 billion in 1998, and this market is expected to grow at 15% to 20% annually. We believe that this trend, evident in North America, Asia and Europe, will be closely followed by further demand for a service offering that incorporates transportation and logistics supply chain services with complete financial support and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

  . we now redesign and operate supply chains for major companies in 45 countries, with about five million square feet of distribution space and 35 centralized locations worldwide, and we recently acquired Finon Sofecome, a leading French service parts and supply chain management services provider

  . we focus on technology and management-based solutions for our customers rather than the more traditional logistics focus on trucks, warehouses and assets

  . we maintain long-term relationships with our customers, which allows us to share our expertise in organizing supply chain management, to establish an innovative way to speed products to market and to recommend to our customers more efficient services for their customers

  To complement our existing logistics and supply chain solutions, we plan to design a portfolio of financial products and services that capitalizes on our financial strength, customer relationships and extensive package- level data on our customers' shipments. We have recently developed UPS Capital(TM) Corporation to provide customers with funding in a variety of forms.

  Leverage Our Leading-Edge Technology and E-Commerce Advantage. Forrester Research projects that the worldwide e-commerce business will grow to over $3.2 trillion in 2003. E-commerce is an important part of our future growth because we believe that it will drive smaller and more frequent shipments and provide a strong complement to our core delivery service offerings.

  Our goal is to integrate our technology into the business processes of our customers, providing information to assist them in serving their customers and improving their cash flows. We also will use our technology and our physical infrastructure to help provide the operational backbone to businesses striving to create new business models in e-commerce. These new business models will operate in just-in-time or manufacturer-direct distribution modes, which are heavily dependent on smaller, more frequent shipments. In the process, we will gain knowledge of new repeatable business models and market this expertise elsewhere. A key component of this strategy is to expand relationships with technology providers in areas such as enterprise resource planning, e-procurement and systems integration and to integrate our technologies into their solutions and into the websites and systems of their customers.

  To date, our leading-edge technology has enabled our e-commerce partners to integrate our shipping functionality into their e-commerce product suites. Our partners' products are being installed throughout the Internet, and we expect these integrated systems to provide us with a competitive advantage. In addition, the technology we integrate into our partners' products creates significant value for our customers through reduced cycle times, lower operating costs, improved customer service, enhanced collections and the ability to offer strong delivery commitments.

  Our website at www.ec.ups.com supports our commitment to e-commerce, promotes the advantages of e-commerce and spotlights our unique position with regard to the facilitation of e-commerce.

  Pursue Strategic Acquisitions and Global Alliances. In order to remain the pre-eminent global company in our industry, we will continue to make strategic acquisitions and enter into global alliances. Our initial public offering better positioned us to aggressively pursue strategic acquisitions and enter into global alliances that can:

  .  complement our core business

  .  build our global brand

  .  enhance our technological capabilities or service offerings

  .  lower our costs

  .  expand our geographic presence and managerial expertise

Products and Services--Package Operations

 Domestic Ground Services

  For most of our history, we have been engaged primarily in the delivery of packages traveling by ground transportation. We expanded this service gradually, and today standard ground service is available for interstate and intrastate destinations, serving every address in the 48 contiguous states and intrastate in Alaska and Hawaii. We restrict this service to packages that weigh no more than 150 pounds and are no larger than 108 inches in length and 130 inches in combined length and girth. In 1998, we introduced UPS Guaranteed GroundSM, which gives guaranteed, time-definite delivery of all commercial ground packages.

  In addition to our standard ground delivery product, UPS Hundredweight Service(R) offers discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient at one address and shipped on the same day. Customers can realize significant savings on these shipments compared to regular ground or air service rates. UPS Hundredweight Service is available in all 48 contiguous states.

 Domestic Air Services

  We provide domestic air delivery throughout the United States. UPS Next Day Air(R) offers guaranteed next business day delivery by 10:30 a.m. to more than 75% of the United States population and delivery by noon to areas covering an additional 14%. We offer Saturday delivery for UPS Next Day Air shipments for an additional fee.

  UPS Early A.M.(R) guarantees next business day delivery of packages and documents by 8:00 a.m. or 8:30 a.m. to more than 55% of the United States population. UPS Early A.M. is available from virtually all overnight shipping locations coast to coast. In addition, UPS Next Day Air Saver(R) offers next day delivery by 3:00 or 4:30 p.m. to commercial destinations and by the end of the day to residential destinations in all 48 contiguous states.

  We offer three options for customers who desire guaranteed delivery services but do not require overnight delivery:

  . UPS 2nd Day Air A.M.(R) provides guaranteed delivery of packages and documents to commercial addresses by noon of the second business day

  . UPS 2nd Day Air(R) provides guaranteed delivery of packages and documents in two business days

  .  3 Day Select(R) provides guaranteed delivery in three business days

  In 1999, we expanded our packaging portfolio to include additional Next Day Air and 2nd Day Air box options at no charge to our customers.

 International Delivery Services

  We deliver international shipments to more than 200 countries and territories worldwide, and we provide guaranteed overnight delivery to the world's major business centers. Throughout 1999, we continued to develop our global delivery and logistics network. We offer a complete portfolio of import, export and domestic services that is designed to provide a uniform service offering across major countries, including UPS Worldwide ExpressSM and UPS Worldwide ExpeditedSM. This portfolio includes guaranteed 8:00 a.m., 8:30 a.m., 10:30 a.m., 12:00 p.m. and 3:00 p.m. next business day delivery to major cities, as well as scheduled day-definite air and ground services. We offer complete customs clearance service for any mode of transportation, regardless of carrier, at all UPS Customhouse Brokerage sites in the U.S. and Canada.

  UPS Worldwide ExpressSM provides guaranteed door-to-door, customs-cleared delivery to more than 200 countries and territories. This service includes guaranteed overnight delivery of documents from major cities worldwide to many international business centers. For package delivery from the U.S., UPS Worldwide Express provides guaranteed overnight delivery to major cities in Mexico and Canada and guaranteed second business day delivery for packages to more than 290 cities in Europe. Shipments to other destinations via UPS Worldwide Express generally are delivered in two or three business days.

  UPS Worldwide Express PlusSM complements our regular express service by providing guaranteed early morning delivery options from international locations to major cities around the world. These options include guaranteed early morning second business day delivery from the United States to over 150 cities in Europe and other early morning delivery from major business centers around the world.

  In February 1998, we introduced two shipment pricing options in our major international markets for UPS Worldwide Express and UPS Worldwide Express Plus: the UPS 10KG Box(R) and the UPS 25KG Box(TM). These options offer a simple, convenient, door-to-door fixed-rate shipping solution for express shipments up to 10 kilograms and 25 kilograms. Customers using these packaging options receive flat rates based on destination.

  We also offer UPS Worldwide ExpeditedSM service, a guaranteed alternative that is faster and more reliable than traditional air freight. From the United States, shipments to Mexico and Canada are delivered within three business days, and shipments to most major destinations in Europe, South America and Asia generally are delivered in four to five business days. Customers outside the United States enjoy similar qualities of service and transit.

  UPS 3 Day SelectSM from Canada is an example of our ability to support customers' commerce needs between the major trading lanes of the U.S. and Canada. 3 Day Select is an economical service with guaranteed delivery from most locations in Canada to every address in the 48 contiguous states within three business days.

  UPS Standard service provides scheduled delivery of shipments within and between the European Union countries, within Canada and between the United States and Canada. This service includes day-specific delivery of less-than-urgent package shipments. The service offers delivery typically between one and five days, depending on the distance.

 Delivery Service Options

  We offer additional services such as Consignee Billing, Delivery Confirmation and Call Tag Service to those customers who require customized package distribution solutions. We designed Consignee Billing for customers who receive large volumes of merchandise from a number of vendors. We bill these consignee customers directly for their shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries and is available throughout the United States and Puerto Rico. Immediate confirmation is also available upon request. Call Tag Service provides prompt pick-up and return of packages previously delivered by UPS from any address in the 48 contiguous states.

Products and Services--Non-Package Operations

  We provide other services that are distinct from our package operations. Key service offerings are:

  . Global supply chain management, in which we provide solutions for the re-engineering and managing of supply chains--from supplier through manufacturer, distributor, dealer and/or end consumer. These services include warehouse operations, inventory and order management, fulfillment, returns management and value-added services like product inspection and configuration, kitting, packaging, cross-docking and vendor-managed inventory.

  . Service parts logistics, in which we bring together a number of our competencies to the management of field service technicians for manufacturers of computers and other high-tech equipment. Our services include call center and technical service hotline management, inventory financing, just-in-time inventory stocking and transportation, critical and urgent parts delivery networks and high-tech repair and return.

  . Transportation services, in which we manage multi-modal shipments and distribution networks around the world, including carrier selection, network optimization and fleet management services. We offer both contractual and transaction freight services.

  . Supply chain technologies, in which we provide integrated logistics information systems and services to give visibility of inventory and shipments across the supply chain and to better manage the flow of goods, capital and information on a global basis.

  We formed UPS Logistics Group, Inc. in 1995. UPS Logistics Group is the parent company for a number of operating subsidiaries.

  . UPS Worldwide Logistics(R), Inc. provides third-party supply chain management solutions for a number of industries, including high-tech, telecommunications, apparel, automotive and electronics. It operates distribution and technology centers in the United States, Mexico, Singapore, Hong Kong, Japan, The Netherlands, Germany, Taiwan, France and the United Kingdom, using state-of-the-art information systems that reduce customers' distribution and capital costs.

  . SonicAir(R), Inc. provides same-day and next-flight-out delivery services to virtually any location in the United States and locations in more than 180 countries. SonicAir also provides service parts logistics that include strategic stocking locations for critical parts and high-tech repair and return services.

  . Roadnet(R) Technologies, Inc. develops supply chain management software. Roadnet has been recognized for its leadership in fleet management software, including routing and scheduling systems and MOBILECAST, a wireless system that connects dispatchers with drivers.

  . Diversified Trimodal, Inc., also known as Martrac(R), offers transactional and contractual freight services as part of the transportation services offering. Diversified Trimodal also transports produce and other commodities in temperature-controlled trailers over railroads.

  . UPS Autogistics, Inc. manages the network and tracking to support the delivery of finished automobiles from manufacturer to dealer.

  . Worldwide Dedicated Services, Inc. provides dedicated contract fleet management services.

  We also have subsidiaries that provide financial and other value-added services, such as consulting, call-center operation, equipment leasing and e-commerce solutions.

  . UPS Capital Corporation offers a portfolio of financial products, including C.O.D. services, accounts receivable financing and equipment leasing.

  . UPS Professional Services, Inc. provides global management consulting delivering strategic business solutions.

  . UPS Business Communications Services, Inc. offers call-center services and telecommunications consulting.

  . UPS e-Ventures, Inc. identifies and rapidly develops new businesses adjacent to our core business that focus on e-commerce.

  . UPS e-Logistics, Inc. currently is being developed to provide comprehensive turnkey supply chain management solutions for quick launch of e-businesses.

 Electronic Services

  We provide a variety of UPS OnLine(R) solutions that support automated shipping and tracking. UPS OnLine WorldShip(R) is software that helps shippers streamline their shipping activities. It processes shipments, prints address labels, tracks packages and provides management reports from a desktop computer. WorldShip supports both domestic and international shipments and quickly prepares any needed export documentation. UPS Internet Shipping is a quick and convenient way to ship packages from the Web without installing additional software. All a shipper needs to process a shipment is a computer with Internet access and a laser printer. UPS OnLine Host Access provides electronic connectivity between us and the shipper's host computer system, linking UPS shipping information directly to all parts of the customer's organization. UPS OnLine Host Access can be used to enhance and streamline the customer's sales, service, distribution and accounting functions by providing direct access to vital transportation planning, shipment status and merchandise delivery information. UPS OnLine Compatible Solutions, provided by third-party vendors, offer similar benefits to customers who want to automate their shipping and tracking processes.

  UPS Document ExchangeSM, featuring UPS OnLine CourierSM Service, is a delivery solution that utilizes the Internet as the mode of transport. This service offers features not found in traditional e-mail applications, such as document tracking, version translation, scheduled delivery, delivery confirmation, security options and the ability to carry any type of digital file. This gives customers the ability to send any digitally produced material in a secured environment, which allows them to take advantage of the speed and efficiencies of electronic delivery.

  Our website, www.ups.com, brings a wide array of information services to customers worldwide. Package tracking, pick-up requests, rate quotes, service mapping, drop-off locator, transit times and supply ordering services all are available at the customer's desktop. The site also displays full domestic and international service information and provides an avenue for customers to download our software.

Sales and Marketing

  Our sales force consists of about 3,700 account executives worldwide, spread across our 14 regions. Account executives, except for regional management account executives, are further allocated to individual operating districts. For our largest multi-site customers, we have an organization of regionally based account managers who report directly to our corporate office.

  We recently instituted our new Sales Force 2000 initiative, which realigned our sales force based on an assessment of customer revenue and potential. Account responsibilities were rationalized and account executives' workloads were distributed based on the size and strategic importance of individual customers.

  We also have provided each of our U.S. account executives with laptop computers loaded with our proprietary "Link" account management software, and we plan to deploy laptops loaded with Link to all of our account executives worldwide by the end of 2000. These systems provide account executives with useful productivity tools, and we have determined that the systems will increase the time our account executives are able to spend with customers and potential customers and improve their overall effectiveness.

  In addition to our general sales force, we have overlaid three supplemental sales forces: international business, focused on international business out of major U.S. business centers; UPS HundredWeight Service business; and e-commerce. Within these specialty sales forces, account executives report to their respective districts. Our logistics operations and other subsidiaries maintain their own sales forces.

  Our marketing organization is generally organized along similar lines. At the corporate level, the marketing group is engaged in brand management, rate-making and revenue management policy, market and customer research, product development, brand management, product management, marketing alliances and e-commerce, including the non-technical aspects of our web presence. Advertising, public relations and most formal marketing communications are centrally conceived and controlled.

  Individual district and region marketing personnel are engaged in business planning, bid preparation and other revenue management activities, and in coordinating alignment with corporate marketing initiatives. Individual regions and districts may engage in local promotional and public relations activities pertinent to their locales.

Employees

  During 1999, we had approximately 344,000 employees. We recently were named one of Fortune magazine's "Diversity Elite--50 Best Companies for Blacks, Asians and Hispanics."

  As of December 31, 1999, we employed approximately 206,000 of our employees (60% of our total employees) under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters. These agreements run through July 31, 2002. We employ the majority of our pilots under a collective bargaining agreement with the Independent Pilots Association. This agreement becomes amendable on January 1, 2004. The majority of our mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists. These agreements have various expiration dates between July 31, 2002 and August 4, 2003.

  We believe that our relations with our employees are good.

Competition

  We are the largest package distribution company in the world, in terms of both revenue and volume. We offer a broad array of services in the package delivery industry and therefore compete with many different companies and services on a local, regional, national and international basis. Our competitors include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our major competitors include Federal Express, the United States Postal Service, Airborne Express, DHL Worldwide Express, Deutsche Post and TNT Post Group.

  Competition increasingly is based on a carrier's ability to integrate its distribution and information systems with its customers' systems to provide unique transportation solutions at competitive prices. We rely on our vast infrastructure and service portfolio to attract and maintain customers. As we move into logistics and other non-package areas, we compete with a number of participants in the logistics, financial services and information technology industries.

Government Regulation

  Both the Department of Transportation and the Federal Aviation Administration regulate air transportation services.

  The DOT's authority primarily relates to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations or cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices, and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The FAA's authority primarily relates to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. In 1988, the FAA granted us an operating certificate, which remains in effect so long as we meet the operational requirements of federal aviation regulations.

  The FAA has issued rules mandating repairs on all Boeing Company and McDonnell-Douglas Corporation aircraft that have completed a specified number of flights, and also has issued rules requiring a corrosion control program for Boeing Company aircraft. Our total expenditures under these programs for 1999 were about $13.7 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed or are scheduled to be completed within the timeframes specified by the FAA.

  Our ground transportation of packages in the United States is subject to the DOT's jurisdiction with respect to the regulation of routes and both the DOT's and the states' jurisdiction with respect to the regulation of safety, insurance and hazardous materials.

  We are subject to similar regulation in many non-U.S. jurisdictions. In addition, we are subject to non-U.S. government regulation of aviation rights to and beyond non-U.S. jurisdictions, and non-U.S. customs regulation.

 Postal Rate Proceedings

  The Postal Reorganization Act of 1970 created the postal service as an independent establishment of the executive branch of the federal government, and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission. We believe that the postal service consistently attempts to set rates for its monopoly services, particularly first class letter mail, above the cost of providing these services, in order to use the excess revenues to subsidize its expedited, parcel, international and other competitive services. Therefore, we participate in the postal rate proceedings before the Postal Rate Commission in an attempt to secure fair postal rates for competitive services.

  Legislation has been proposed that would result in significant amendments to the Postal Reorganization Act. If adopted, it would introduce a form of rate-cap regulation of monopoly services, loosen regulation of competitive services and, for some matters, strengthen the powers of the Postal Rate Commission.

Item 1A. Executive Officers of the Registrant

                                                        Principal Occupation
                                                       and Employment During
                                                       at Least the Last Five
 Name and Office                                Age            Years
 ---------------                                ---    ----------------------
 John J. Beystehner............................  48 Senior Vice President (1999
  Senior Vice President                             to present), Worldwide
                                                    Sales Group Manager (1997
                                                    to present), Airline
                                                    Operations Manager (1994 to
                                                    1997), District Manager
                                                    (1992 to 1994), Legal and
                                                    Regulatory Air Operations
                                                    Manager (1987 to 1992)
 Robert J. Clanin..............................  56 Director (1996 to present),
  Senior Vice President, Treasurer, Chief           Senior Vice President,
  Financial Officer and Director                    Treasurer and Chief
                                                    Financial Officer (1994 to
                                                    present), Finance Manager
                                                    (1990 to 1994)
 Calvin Darden.................................  50 Senior Vice President and
  Senior Vice President                             U.S. Operations Manager
                                                    (1998 to present),
                                                    Corporate Quality Manager
                                                    (1995 to 1998), Region
                                                    Manager (1993 to 1995),
                                                    District Manager (1991 to
                                                    1993)
 John A. Duffy.................................  53 Senior Vice President (1999
  Senior Vice President                             to present), Corporate
                                                    Strategy Group Manager
                                                    (1996 to present),
                                                    Strategic Operations
                                                    Planning Group Manager
                                                    (1994 to 1996),
                                                    International Marketing
                                                    Manager (1993 to 1994),
                                                    District Manager (1989 to
                                                    1993)
 Michael L. Eskew..............................  50 Executive Vice President
  Executive Vice President and                      (1999 to present), Director
  Director                                          (1998 to present),
                                                    Corporate Development Group
                                                    Manager (1999 to 2000),
                                                    Senior Vice President (1996
                                                    to 1999), Engineering Group
                                                    Manager (1996 to 2000),
                                                    Corporate Industrial
                                                    Engineering Manager (1993
                                                    to 1996), District Manager
                                                    (1991 to 1993)
 James P. Kelly ...............................  56 Director (1991 to present),
  Chairman of the Board, Chief Executive            Chairman of the Board and
  Officer and Director                              Chief Executive Officer
                                                    (1997 to present), Vice
                                                    Chairman (1996), Executive
                                                    Vice President (1994 to
                                                    1996), Chief Operating
                                                    Officer (1992 to 1996),
                                                    U.S. Operations Manager
                                                    (1990 to 1992)
 Kenneth W. Lacy...............................  50 Senior Vice President and
  Senior Vice President and Chief                   Chief Information Officer
  Information Officer                               (1996 to present), Vice
                                                    President-Information
                                                    Services (1994 to 1996),
                                                    Corporate Controller (1992
                                                    to 1994), Financial Manager
                                                    (1989 to 1992)
 Christopher D. Mahoney........................  52 Senior Vice President and
  Senior Vice President                             U.S. Operations Manager
                                                    (1998 to present), Region
                                                    Manager (1988 to 1998)
 Joseph R. Moderow.............................  51 Director (1988 to present),
  Senior Vice President, Secretary and Director     Senior Vice President and
                                                    Secretary (1986 to
                                                    present), Legal and Public
                                                    Affairs Group Manager (1989
                                                    to present)

                                                        Principal Occupation
                                                        and Employment During
                                                       at Least the Last Five
 Name and Office                                 Age            Years
 ---------------                                 ---   ----------------------
 Joseph M. Pyne.................................  52 Senior Vice President and
  Senior Vice President                              Marketing Group Manager
                                                     (1996 to present),
                                                     Corporate Development
                                                     Group Manager (2000 to
                                                     present), Vice President-
                                                     Marketing (1995 to 1996),
                                                     National Marketing
                                                     Planning Manager (1989 to
                                                     1995)
 Charles L. Schaffer............................  54 Director (1992 to
  Senior Vice President, Chief Operating             present), Chief Operating
  Officer and Director                               Officer (1998 to present),
                                                     Senior Vice President
                                                     (1990 to present), U.S.
                                                     Operations Manager (1996
                                                     to 1998), Engineering
                                                     Group Manager (1990 to
                                                     1996)
 Lea N. Soupata.................................  49 Director (1998 to
  Senior Vice President and Director                 present), Senior Vice
                                                     President and Human
                                                     Resources Group Manager
                                                     (1995 to present), Vice
                                                     President-Human Resources
                                                     (1994 to 1995), District
                                                     Manager (1990 to 1994)
 Ronald G. Wallace..............................  55 Senior Vice President and
  Senior Vice President and President--              President-International
  International Operations                           Operations (1998 to
                                                     present), Region Manager
                                                     (1994 to 1998), District
                                                     Manager (1979 to 1994)
 Thomas H. Weidemeyer...........................  52 Director (1998 to
  Senior Vice President, President--UPS Airlines     present), Senior Vice
  and Director                                       President (1994 to
                                                     present), Engineering
                                                     Group Manager (2000 to
                                                     present), Transportation
                                                     Group Manager (1997 to
                                                     present), Labor Relations
                                                     Group Manager (1997 to
                                                     present), Airline
                                                     Operations Manager (1990
                                                     to 1994), President--UPS
                                                     Airlines (1994 to present)

Item 2. Properties

Operating Facilities

  We own our headquarters, which are located in Atlanta, Georgia and consist of about 735,000 square feet of office space on an office campus.

  We also own our 28 principal U.S. package operating facilities, which have floor spaces that range from about 378,000 to 838,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations.

  We also own about 760, and lease about 881, smaller operating facilities throughout the United States for our package operations. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities have additional facilities for servicing our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages. We also own or lease other facilities that support our international package and non-package operations. We believe that our facilities are adequate to support our current operations.

  Our aircraft are operated in a hub and spokes pattern in the United States. Our principal air hub in the United States is located in Louisville, Kentucky, with regional air hubs in Columbia, South Carolina, Dallas, Texas, Hartford, Connecticut, Ontario, California, Philadelphia, Pennsylvania and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. Our Louisville, Kentucky hub handles the largest volume of packages for air delivery in the United States. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Regional air hubs in Canada include facilities located in Hamilton, Ontario and Montreal, Quebec. Our new automated sorting facility, "Hub 2000," currently is under construction in Louisville, Kentucky, and we expect it to commence partial operations in Fall 2000. We expect this new facility to add efficiency and to increase our hub capacity by over 40% in Louisville.

  Our computer operations are consolidated in a 435,000 square foot leased facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, New Jersey. We have leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and operations facility. We also own a 160,000 square foot facility located on a 25-acre site in the Atlanta, Georgia area, which serves as a backup to the main computer operations facility in New Jersey. This facility provides production functions and backup capacity in case a power outage or other disaster incapacitates the main data center. It also helps us to meet communication needs.

Fleet

 Aircraft

  The following table shows information about our fleet as of December 31, 1999:

                                                          Leased or
                                                          Chartered
                                                            from     On   Under
Description                                         Owned  Others   Order Option
-----------                                         ----- --------- ----- ------
McDonnell-Douglas DC-8-71..........................   23      --      --    --
McDonnell-Douglas DC-8-73..........................   26      --      --    --
Boeing 727-100.....................................   51      --      --    --
Boeing 727-200.....................................   10      --      --    --
Boeing 747-100.....................................   12      --      --    --
Boeing 747-200.....................................    4      --      --    --
Boeing 757-200.....................................   71       4      --    31
Boeing 767-300.....................................   24       6      --    30
Airbus A300-600....................................   --      --      30    30
Other..............................................   --     344      --    --
                                                     ---     ---     ---   ---
  Total............................................  221     354      30    91
                                                     ===     ===     ===   ===

  We maintain an inventory of spare engines and parts for each aircraft.

  All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

  During 1999, we took delivery of two Boeing 757-200 and three Boeing 767-300 aircraft. We also exercised options to purchase five Boeing 757-200 aircraft that we previously accounted for under operating leases. We have firm commitments to purchase seven Airbus A300-600 aircraft during 2000 and 23 Airbus A300-600 aircraft between 2001 and 2004, and we have options to purchase 30 Airbus A300-600 aircraft between 2002 and 2009.

 Vehicles

  We operate a fleet of more than 150,000 delivery vehicles, ranging from panel delivery vehicles to large tractors and trailers, including about 1,500 temperature-controlled trailers owned by Martrac.

  Our management believes that these aircraft and vehicles are adequate to support our operations over the next year.

Safety

  We promote safety throughout our operations.

  Our Automotive Fleet Safety Program is built with the following components:

  . Selection. Six out of every seven drivers come from our part-time ranks. Therefore, many of our new drivers are familiar with our philosophies, policies, practices and training programs.

  . Training. Training is the cornerstone of our Fleet Safety Program. Our approach starts with training the trainer. All trainers undergo a rigorous training workshop to ensure that they have the skills and motivation to effectively train novice drivers. The first 30 days of a new driver's employment includes eight hours of classroom "space and visibility" training followed by three safety training rides integrated into his or her training cycle.

  . Responsibility. Our operations managers are responsible for their drivers' safety records. We investigate every accident. If we determine that an accident could have been prevented, we re-train the driver.

  . Preventive Maintenance. An integral part of our Fleet Safety Program is a comprehensive Preventive Maintenance Program. Our fleet is tracked by computer to ensure that each vehicle is serviced before a breakdown or accident is likely to occur.

  . Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have about 2,850 drivers who have driven for 25 years or more without an avoidable accident.

  Our workplace safety program consists of a comprehensive health and safety program that is monitored by our employee-management health and safety committees. The workplace safety process focuses on employee conditioning and safety-related habits. We enlist employees' help in designing facilities and work processes.

Item 3. Legal Proceedings

  On August 9, 1999, the U.S. Tax Court issued an opinion unfavorable to us regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd., a Bermuda company, which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the Court entered a decision in accord with its opinion.

  In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency.

  We anticipate that the IRS will take similar positions for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We believe that a number of aspects of the Tax Court decision are incorrect, and we intend to appeal the decision to the U.S. Court of Appeals for the Eleventh Circuit.

  In the second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; since none of the income on which this tax assessment is based is our income, however, we have not classified the tax charge as income taxes.

  We determined the size of our reserve with respect to these matters in accordance with generally accepted accounting principles based on our estimate of our most likely liability. In making this determination, we concluded that it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million.

  On August 31, 1999, we deposited $1.349 billion with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in the fourth quarter of 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. These deposits and filings were made in order to stop the accrual of interest, where applicable, on that amount of the IRS's claim, without conceding the IRS's position or giving up our right to appeal the Tax Court's decision.

  Effective October 1, 1999, we implemented a new arrangement for providing excess value package insurance for our customers through UPS subsidiaries. This new arrangement results in including in our non-package operating segment the operations of the excess value package insurance program offered to our customers. This revised arrangement should eliminate the issues considered by the Tax Court in the Notices of Deficiency relating to OPL for periods after September 1999.

  The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the timing of deductions, the characterization of expenses as capital rather than ordinary, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. These proposed adjustments, if sustained, would result in $82 million in additional income tax expense.

  We believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. We expect that we will prevail on substantially all of these issues. Should the IRS prevail, however, unpaid interest on these adjustments through 1999 could aggregate up to $270 million, after the benefit of related tax deductions. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. The IRS may take similar positions with respect to some of these issues for each of the years from 1991 through 1999. We believe the eventual resolution of these issues will not result in a material adverse effect upon our financial condition, results of operations or liquidity.

  We are a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by UPS, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. In our opinion, none of these cases is expected to have a material effect upon our financial condition, results of operations or liquidity.

  We recently have been named as a defendant in nine lawsuits which seek to hold us (and in two cases, other defendants) liable for the collection of premiums for excess value coverage, or "EVC", in connection with package shipments since 1984. These cases generally claim that we acted as an insurer without complying with state insurance laws and regulations, and that the price for EVC was excessive. All of these cases currently are pending in federal courts, and we have requested that the cases be consolidated for pre-trial purposes in a multi-district litigation proceeding before a single federal court. Each of these cases is in its initial stages, no discovery has commenced and no class has been certified. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined. The nine lawsuits are:

  . Allen, et al., v. UPS, Overseas Partners, Ltd., American International Group, Inc., AIG Risk Management, Inc., National Union Fire Insurance Company of Pittsburgh, PA, Frank B. Hall Insurance Brokers, Inc., Prometheus Funding Corp., Aon Group (Bermuda) Ltd., and Aon Corporation, United States District Court for the Southern District of Ohio (Western Division), Case No. C-3-99-653, filed November 18, 1999;

  . Camp v. UPS, United States District Court for the District of Colorado, Case No. 99-Z-2492, filed November 24, 1999;

  . Tseffos v. UPS, United States District Court for the District of Arizona, Case No. CIV-99-2256-PHX-SMM, filed November 24, 1999;

  . Prestige Fabric Co. v. UPS, United States District Court for the Central District of California, Case No. CV 00-00830 RSWL (BQRx), filed December 7, 1999;

  . Dyer Enterprises v. UPS, United States District Court for the District of Colorado, Case No. 00-Z-46, filed December 20, 1999;

  . Busby v. UPS, United States District Court for the Middle District of Louisiana, Civil Action No. 00109 Division "C", filed December 28, 1999;

  . Cantor Jewelry v. UPS, United States District Court for the Southern District of New York, Case No. 00 CV 0306 (RMB), filed January 4, 2000;

  . Poppe v. UPS, Overseas Partners, Ltd., American International Group, Inc., AIG Risk Management, Inc., National Union Fire Insurance Company of Pittsburgh, PA, Frank B. Hall Insurance Brokers, Inc., Prometheus Funding Corp., Aon Group (Bermuda) Ltd., and Aon Corporation, United States District Court for the Southern District of Ohio, Western Division (Cincinnati), Case No. C-1-00-0107, filed January 27, 2000; and

  . Farina, et al. v. UPS, United States District Court for the Eastern District of Pennsylvania, Civil Action No. 00-CV-0586, filed February 1, 2000.

  As part of our 1997-2002 collective bargaining agreement with the Teamsters, we agreed that we would create 2,000 new full-time jobs from existing part-time jobs during each year of the contract. There was a provision, however, which nullified this obligation if there was a reduction in volume that resulted in layoffs. At the end of the first contract year (July 31, 1998), our shipping volume was still below pre-strike levels and employees were laid off. Therefore, we believed that we were not obligated to create the 2,000 jobs for the first year of the contract. The Teamsters filed a grievance concerning this issue, and the case was submitted to an arbitrator. In February 2000, the arbitrator ruled against us and ordered us to create the 2,000 new full-time jobs from existing part-time positions within 90 days of the arbitrator's decision, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We are in the process of creating these full-time jobs, identifying the employees that will fill the new jobs and quantifying the financial impact of this matter. Our package volume surpassed pre-strike levels in 1999, and thus we are in the process of creating the 2,000 full-time jobs called for in the third year of the contract. We have agreed to create the 2,000 full-time jobs for the second year of the contract by June 10, 2000, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We do not believe that the eventual amount will be material to our financial condition or liquidity.

  On November 22, 1999, the U.S. Occupational Safety and Health Administration proposed regulations to mandate an ergonomics standard that would require American industry to make significant changes in the workplace in order to reduce the incidence of musculoskeletal complaints such as low back pain. If adopted as proposed, these regulations would require us to make extensive changes in the physical layout of our distribution centers and to hire significant numbers of additional full-time and part-time employees. Should this occur, we believe that the cost of compliance could be material to our financial condition, results of operations and liquidity. Our competitors, as well as the remainder of American industry, would incur similar costs. We have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations.

Item 4. Submission Of Matters to a Vote of Security Holders

  We held a special meeting of shareowners on October 25, 1999. The matters voted upon at the special meeting, and the results of the voting, were as follows:

                                                  Percent of
                              Number of Votes    Total Voting
                            -------------------- ------------
   To approve an Agreement
    and Plan of             For:     489,845,484     97.3%
   Merger, dated as of
    September 22, 1999,     Against:  13,066,966      2.6%
   among United Parcel      Abstain:     677,782      0.1%
   Service of America,
   Inc., United Parcel
   Service, Inc. and UPS
   Merger Subsidiary, Inc.
                                                  Percent of
                              Number of Votes    Total Voting
                            -------------------- ------------
   To approve the United
    Parcel Service, Inc.    For:     480,242,241     95.4%
   Incentive Compensation
    Plan                    Against:  16,223,355      3.2%
                            Abstain:   7,124,636      1.4%

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  In October 1999, the shareowners of United Parcel Service of America, Inc. approved the merger of that company with a subsidiary of United Parcel Service, Inc. As a result of the merger, which was completed in November 1999, United Parcel Service of America, Inc. became a wholly owned subsidiary of United Parcel Service, Inc., and each share of common stock of United Parcel Service of America, Inc. was converted into two shares of class A common stock of United Parcel Service, Inc.

  We are authorized to issue 10,400,000,000 shares of stock, of which 1,533,333,333 shares are class A-1 common stock, par value $0.01 per share, 1,533,333,333 shares are class A-2 common stock, par value $0.01 per share, 1,533,333,334 shares are class A-3 common stock, par value $0.01 per share, 5,600,000,000 shares are class B common stock, par value $0.01 per share, and 200,000,000 shares are preferred stock, par value $0.01 per share. As of February 29, 2000, 1,101,353,454 shares of class A common stock, 109,400,000 shares of class B common stock and no shares of preferred stock were issued and outstanding.

  The net proceeds from our initial public offering, which we completed in November 1999, were $5.266 billion. We used the majority of the IPO proceeds to fund a cash tender offer to purchase class A-1 shares from shareowners. The tender offer, which was announced on February 4, 2000, and expired on March 3, 2000, was for up to 100,893,277 shares at a price of $60 per share. The actual number of shares validly tendered and accepted for purchase by us was 68,312,335, which resulted in a cash expenditure of approximately
$4.099 billion and reduced our outstanding class A shares accordingly. The remaining IPO proceeds will be available for general corporate purposes, which may include future additional purchases of UPS shares.

  Holders of class A common stock are entitled to ten votes per share and holders of class B common stock are entitled to one vote per share on all matters voted on by shareowners. The voting rights of any shareowner or shareowners as a group, other than any of our employee benefit plans, that beneficially own more than 25% of our voting power are limited so that the shareowner or group may cast only one one-hundredth of a vote with respect to each vote in excess of 25% of the outstanding voting power.

  Before November 10, 1999, we would notify our shareowners periodically of our willingness to purchase a limited number of shares of our common stock at specified prices determined by the board of directors. In determining the share price, the board would consider a variety of factors, including past and current earnings, earnings estimates, the ratio of our common stock to our debt, other factors affecting our business and long-range prospects, and general economic conditions, as well as opinions furnished from time to time by investment counselors acting as independent appraisers.

  Before November 10, 1999, we also had a preferential right to purchase our own shares. We had been the principal purchaser of our common stock, which we had used primarily for awards under the UPS Managers Incentive Plan, awards under the UPS Stock Option Plans, the matching contribution of our stock under the UPS Qualified Stock Ownership Plan and sales under the UPS 1997 Managers Stock Purchase Plan, the UPS 1997 Employee Stock Purchase Plan and the UPS Qualified Stock Ownership Plan.

  The prices at which we published notices of our willingness to purchase shares of common stock from January 1, 1998 to November 9, 1999 are as follows, as adjusted to reflect the 2-for-1 merger exchange ratio effective in November 1999:

                         1998
               Dates                      Price
               -----                      ------
        January 1 to February 26          $15.38
        February 27 to May 21             $16.00
        May 22 to August 19               $17.00
        August 20 to November 18          $18.50
        November 19 to February 17, 1999  $20.00
                         1999
               Dates                      Price
               -----                      ------
        February 18 to May 19             $21.50
        May 20 to August 18               $23.50
        August 19 to November 9           $25.50

  Our class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market. On November 10, 1999, our class B common stock began to trade on the New York Stock Exchange under the ticker symbol "UPS". From November 10 to December 31, 1999, the quoted price on the New York Stock Exchange for our class B common stock fluctuated between $61.00 and $76.94, with a December 31, 1999 closing price of $69.00. Because our class B shares have the same equitable interest in our earnings and the same dividend payments as our class A shares, we expect that the market price of our class B common stock will determine the value of our class A common stock.

  In February 1999, we distributed an aggregate of 6,354,858 shares of United Parcel Service of America, Inc. common stock under the UPS Managers Incentive Plan to a total of 26,278 employees at a managerial or supervisory level. In March 1999, we granted options to our directors and management employees under our 1996 Stock Option Plan, and in November 1999, we granted options to our directors and management employees under our Incentive Compensation Plan. No options will be granted to these directors and management employees under the Incentive Compensation Plan in 2000.

  During 1999, 7,571,160 shares of United Parcel Service of America, Inc. common stock and no shares of our class A common stock were distributed to management employees upon the exercise of stock options granted under our 1991 Stock Option Plan. On December 31, 1999, 99,240 active employees owned approximately 380 million shares of our class A common stock.

  During the fiscal year ended December 31, 1999, as adjusted to reflect the 2-for-1 merger exchange ratio effective in November 1999, we paid a cash dividend of $0.23 a share in January 1999 and $0.28 a share in June 1999. During the fiscal year ended December 31, 1998, as adjusted to reflect the 2-for-1 merger exchange ratio effective in November 1999, we paid a cash dividend of $0.18 a share in January 1998 and $0.20 a share in June 1998.

  In November 1999, we declared a cash dividend of $0.30 per share, which we paid in January 2000. In February 2000, we announced that we plan to begin paying dividends quarterly rather than semi-annually, and we declared a cash dividend of $0.17 a share, payable in March 2000.

  The policy of our board of directors is to declare dividends each year out of current earnings. However, the declaration of future dividends is subject to the discretion of the board of directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

  As of March 10, 2000, there were 125,100 record holders of our class A common stock and 6,250 record holders of our class B common stock.

Item 6. Selected Financial Data

  The following table sets forth selected financial data for each of the five years in the period ended December 31, 1999. This financial data should be read in conjunction with our Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial data appearing elsewhere in this document.

                                           Years Ended December 31,
                                    -------------------------------------------
Selected Income Statement Data       1999     1998     1997     1996     1995
------------------------------      -------  -------  -------  -------  -------
                                    (In millions except per share amounts)
Revenue:
 U.S. domestic package............. $22,313  $20,650  $18,868  $18,881  $17,773
 International package.............   3,730    3,399    3,067    3,074    2,958
 Non-package.......................   1,009      739      523      413      314
                                    -------  -------  -------  -------  -------
 Total revenue.....................  27,052   24,788   22,458   22,368   21,045
Operating expenses:
 Compensation and benefits.........  15,285   14,346   13,289   13,326   12,401
 Other.............................   7,779    7,352    7,471    7,013    6,478
 Restructuring charge..............     --       --       --       --       372
                                    -------  -------  -------  -------  -------
 Total operating expenses..........  23,064   21,698   20,760   20,339   19,251
Operating profit (loss):
 U.S. domestic package.............   3,568    2,899    1,654    2,181    1,937
 International package.............     252       56      (67)    (281)    (250)
 Non-package.......................     168      135      111      129      107
                                    -------  -------  -------  -------  -------
 Total operating profit............   3,988    3,090    1,698    2,029    1,794
Other income (expense):
 Investment income.................     177       84       70       39       26
 Interest expense..................    (228)    (227)    (187)     (95)     (77)
 Tax assessment....................  (1,786)     --       --       --       --
 Miscellaneous, net................     (63)     (45)     (28)     (63)     (35)
                                    -------  -------  -------  -------  -------
Income before income taxes.........   2,088    2,902    1,553    1,910    1,708
Income taxes.......................   1,205    1,161      644      764      665
                                    -------  -------  -------  -------  -------
Net income......................... $   883  $ 1,741  $   909  $ 1,146  $ 1,043
                                    =======  =======  =======  =======  =======
Per share amounts:
  Basic earnings per share......... $  0.79  $  1.59  $  0.82  $  1.03  $  0.93
  Diluted earnings per share....... $  0.77  $  1.57  $  0.81  $  1.01  $  0.92
Dividends declared per share....... $  0.58  $  0.43  $  0.35  $  0.34  $  0.32
Weighted Average Shares Outstand-
 ing...............................   1,121    1,093    1,103    1,114    1,118
 Basic.............................
 Diluted...........................   1,141    1,108    1,116    1,129    1,131
As Adjusted Net Income Data:
 Net income before impact of tax
  assessment in 1999............... $ 2,325  $ 1,741  $   909  $ 1,146  $ 1,043
    As a percentage of revenue.....     8.6%     7.0%     4.0%     5.1%     5.0%
    Basic earnings per share....... $  2.07  $  1.59  $  0.82  $  1.03  $  0.93
    Diluted earnings per share..... $  2.04  $  1.57  $  0.81  $  1.01  $  0.92
                                                 December 31,
                                    -------------------------------------------
Selected Balance Sheet Data          1999     1998     1997     1996     1995
---------------------------         -------  -------  -------  -------  -------
                                                 (In millions)
Working capital.................... $ 6,940  $ 1,708  $ 1,079  $ 1,097  $   261
Long-term debt.....................   1,912    2,191    2,583    2,573    1,729
Total assets.......................  23,043   17,067   15,912   14,954   12,645
Shareowners' equity................  12,474    7,173    6,087    5,901    5,151

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

 1999 Compared to 1998

  The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                                    Year Ended
                                                   December 31,     Change
                                                  --------------- ------------
                                                   1999    1998     $      %
                                                  ------- ------- ------  ----
Revenue (in millions):
----------------------
U.S. domestic package:
  Next Day Air................................... $ 5,240 $ 4,690 $  550  11.7%
  Deferred.......................................   2,694   2,464    230   9.3
  Ground.........................................  14,379  13,496    883   6.5
                                                  ------- ------- ------
                                                   22,313  20,650  1,663   8.1
International package:
  Domestic.......................................     924     953    (29) (3.0)
  Export.........................................   2,479   2,176    303  13.9
  Cargo..........................................     327     270     57  21.1
                                                  ------- ------- ------
                                                    3,730   3,399    331   9.7
  Non-package....................................   1,009     739    270  36.5
                                                  ------- ------- ------
  Consolidated................................... $27,052 $24,788 $2,264   9.1%
                                                  ======= ======= ======  ====
Average Daily Package Volume (in thousands):                        #
--------------------------------------------                      ------
U.S. domestic package:
  Next Day Air...................................   1,039     938    101  10.8%
  Deferred.......................................     852     783     69   8.8
  Ground.........................................  10,016   9,645    371   3.8
                                                  ------- ------- ------
                                                   11,907  11,366    541   4.8
International package:
  Domestic.......................................     711     730    (19) (2.6)
  Export.........................................     303     256     47  18.4
                                                  ------- ------- ------
                                                    1,014     986     28   2.8
                                                  ------- ------- ------
Consolidated.....................................  12,921  12,352    569   4.6%
                                                  ======= ======= ======  ====

Average Revenue Per Piece:                                          $
--------------------------                                        ------
U.S. domestic package:
  Next Day Air................................... $ 19.86 $ 19.69 $ 0.17   0.9%
  Deferred.......................................   12.45   12.39   0.06   0.5
  Ground.........................................    5.65    5.51   0.14   2.5
  Total..........................................    7.38    7.15   0.23   3.2
International package:
  Domestic.......................................    5.12    5.14  (0.02) (0.4)
  Export.........................................   32.21   33.46  (1.25) (3.7)
  Total..........................................   13.21   12.49   0.72   5.8
Consolidated..................................... $  7.84 $  7.58 $ 0.26   3.4%
                                                  ======= ======= ======  ====

  U.S. domestic package revenue increased more than $1.6 billion primarily due to a 4.8% increase in average daily package volume combined with a 3.2% improvement in revenue per piece. Package volume growth was experienced in all products, with average volumes for our Next Day Air and Deferred products growing at 10.8% and 8.8%, respectively. We generated substantial growth in our Ground revenue, which comprises 64% of our U.S. domestic package revenue, based on average volume growth of 3.8% and a 2.5% improvement in average revenue per piece.

  During the first quarter of 1999, we increased rates for standard ground shipments an average of 2.5% for commercial deliveries. The ground residential charge continued to be $1.00 over the commercial ground rate, with an additional delivery area surcharge added to certain less accessible areas. In addition, we increased rates for UPS Next Day Air, UPS Next Day Air Saver and UPS 2nd Day Air an average of 2.5%, while we decreased the rate for UPS 2nd Day Air A.M. by 2.2%. The rate for UPS Next Day Air Early A.M. did not change. Rates for international shipments originating in the United States did not increase for UPS Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

  The increase in international package revenue was primarily due to an overall improvement in product mix, specifically volume growth for our export products. All international operations posted double-digit volume growth in export services, with the largest increases experienced in our Asia Pacific and European operations. Due to the strong growth of our international export products, our total average revenue per piece for the international segment increased $0.72, or 5.8%.

  We have added a "Cargo" line item within the international package revenue category. Previously, this revenue was included in the international export and the non-package revenue amounts. Amounts for all periods presented have been restated to reflect this change.

  The growth in non-package revenue resulted primarily from the continued growth of the UPS Logistics Group. This growth reflects both new business and increased business with existing customers. Revenue for the non-package segment was also increased by the new arrangement for providing excess value package insurance for our customers.

  Operating expenses increased by $1.366 billion, or 6.3%, which was less than our increase in revenue of 9.1%. Compensation and benefit expenses accounted for $939 million of this increase. Purchased transportation costs increased by $160 million and fuel costs increased by $77 million. The operating margin, defined as operating profit as a percentage of revenue, for 1999 was 14.7 compared to 12.5 in 1998. This improvement was largely due to containment of operating expense growth through better utilization of existing capacity and from continued company-wide cost containment efforts.

  The following table shows the change in operating profit, both in dollars and in percentage terms:

                                                        Year Ended
                                                       December 31,    Change
                                                       ------------- ----------
                                                        1999   1998   $     %
                                                       ------ ------ ---- -----
                                                             (in millions)
Operating Segment
-----------------
U.S. domestic package................................. $3,568 $2,899 $669  23.1%
International package.................................    252     56  196 350.0
Non-package...........................................    168    135   33  24.4
                                                       ------ ------ ----
 Consolidated operating profit........................ $3,988 $3,090 $898  29.1%
                                                       ====== ====== ====

  U.S. domestic package operating profit improved due to the volume and revenue improvements discussed previously, combined with the containment of operating expense growth.

  Our international package operating profit improved significantly in 1999 due to a shift to higher yielding export packages. Average daily volume for our export products grew 18.4% over 1998. The Europe and Asia Pacific regions contributed significantly to overall operating profit improvements.

  The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers. The new arrangement for excess value package insurance, which was implemented in the fourth quarter of 1999, increased non-package operating profit by $60 million. This increase was offset somewhat by continued start-up costs at UPS Capital Corporation, higher third party underwriting losses for UPINSCO, our captive insurance company, and a reduction in intersegment profit. The UPS Logistics Group experienced a small decrease in operating profit compared to last year. This decrease was due to third-party transportation costs for the group's SonicAir subsidiary and higher fuel costs for its UPS Truck Leasing subsidiary. These decreases were offset somewhat by higher operating profits for the group's Worldwide Logistics subsidiary.

  In 1999 quarterly financial statements, we did not allocate capitalized software to individual segments, and reported the amounts capitalized as a separate "Corporate" line item. However, for the year ended December 31, 1999, all capitalized software costs, including amounts capitalized in prior quarters, have been allocated to the individual segments which benefit from the software.

  The increase in investment income of $93 million for the year is due to large cash, cash equivalents, marketable securities and short-term investments balances we have maintained during 1999, including the IPO proceeds received in November.

  Net income for 1999 decreased by $858 million from 1998, resulting in a decrease in diluted earnings per share from $1.57 in 1998 to $0.77 in 1999. These results reflect the charge we recorded during the second quarter of 1999, resulting from an unfavorable ruling of the U.S. Tax Court. Excluding the impact of this one-time charge of $1.442 billion, our net income for 1999 would have been $2.325 billion, with an associated diluted earnings per share of $2.04. Further discussion of this matter is included in the Liquidity and Capital Resources section.

 1998 Compared to 1997

  The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                                    Year Ended
                                                   December 31,     Change
                                                  --------------- ------------
                                                   1998    1997     $      %
                                                  ------- ------- ------  ----
Revenue (in millions):
----------------------
U.S. domestic package:
  Next Day Air................................... $ 4,690 $ 4,054 $  636  15.7%
  Deferred.......................................   2,464   2,314    150   6.5
  Ground.........................................  13,496  12,500    996   8.0
                                                  ------- ------- ------
                                                   20,650  18,868  1,782   9.4
International package:
  Domestic.......................................     953     919     34   3.7
  Export.........................................   2,176   1,922    254  13.2
  Cargo..........................................     270     226     44  19.5
                                                  ------- ------- ------
                                                    3,399   3,067    332  10.8
Non-package......................................     739     523    216  41.3
                                                  ------- ------- ------
  Consolidated................................... $24,788 $22,458 $2,330  10.4%
                                                  ======= ======= ======  ====
Average Daily Package Volume (in thousands):                        #
--------------------------------------------                      ------
U.S. domestic package:
  Next Day Air...................................     938     822    116  14.1%
  Deferred.......................................     783     771     12   1.6
  Ground.........................................   9,645   9,521    124   1.3
                                                  ------- ------- ------
                                                   11,366  11,114    252   2.3
International package:
  Domestic.......................................     730     678     52   7.7
  Export.........................................     256     217     39  18.0
                                                  ------- ------- ------
                                                      986     895     91  10.2
                                                  ------- ------- ------
Consolidated.....................................  12,352  12,009    343   2.9%
                                                  ======= ======= ======  ====
Average Revenue Per Piece:                                          $
--------------------------                                        ------
U.S. domestic package:
  Next Day Air................................... $ 19.69 $ 19.49 $ 0.20   1.0%
  Deferred.......................................   12.39   11.86   0.53   4.5
  Ground.........................................    5.51    5.19   0.32   6.2
  Total..........................................    7.15    6.71   0.44   6.6
International package:
  Domestic.......................................    5.14    5.36  (0.22) (4.1)
  Export.........................................   33.46   35.01  (1.55) (4.4)
  Total..........................................   12.49   12.55  (0.06) (0.5)
Consolidated..................................... $  7.58 $  7.15 $ 0.43   6.0%
                                                  ======= ======= ======  ====

  The increase in U.S. domestic package revenue in 1998 resulted from continued improvement in product mix, combined with generally higher revenue per piece. The 1997 revenues were adversely affected by the 15-day Teamsters strike. The Teamsters union, which, at the time, represented about 203,000 of our employees, was on strike from August 4 through August 19, 1997. In addition, the Independent Pilots Association, which represents all of our non-management pilots, observed picket lines in support of the Teamsters strike. Excluding the period of the strike, average daily domestic volume in 1998 was 2.2% below 1997, reflecting residual lost volume following the strike. Domestic express volume, however, increased by 4.0%.

  During the first quarter of 1998, we increased rates for standard ground shipments an average of 3.6% for commercial deliveries, and increased the ground residential premium from $.80 to $1.00 over the commercial ground rate. In addition, we increased rates for each of UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select about 3.3%. Rates for international shipments originating in the U.S. did not change for UPS Worldwide Express, UPS Worldwide Expedited and UPS Standard Service to Canada. Rate changes for shipments originating outside the U.S. were made throughout 1998 and varied by geographic market.

  The increase in international package revenue in 1998 was attributable primarily to a 10.2% increase in volume and an improvement in product mix. The revenue increase was partially offset by the stronger U.S. dollar. Europe was a significant contributor to international revenue growth in 1998 as a result of a 12.2% volume increase and improved product mix. The increase in non-package revenue in 1998 was driven mainly by continued growth of the UPS Logistics Group.

  Consolidated operating expenses increased $938 million, or 4.5%, in 1998 over 1997, while the operating margin improved from 7.6 during 1997 to 12.5 during 1998. Compensation and benefits expenses increased $1.057 billion in 1998, in part due to labor costs not incurred during the Teamsters strike in August 1997. Other operating expenses decreased $119 million from 1997 to 1998, mainly driven by lower fuel costs and the reduction of overhead costs in 1998.

  The following table shows the change in operating profit, both in dollars and in percentage terms:

                                                      Year Ended
                                                     December 31,     Change
                                                     -------------  -----------
                                                      1998   1997     $     %
                                                     ------ ------  ------ ----
                                                           (in millions)
Operating Segment
-----------------
U.S. domestic package............................... $2,899 $1,654  $1,245 75.3%
International package...............................     56    (67)    123    *
Non-package.........................................    135    111      24 21.6
                                                     ------ ------  ------ ----
 Consolidated operating profit...................... $3,090 $1,698  $1,392 82.0%
                                                     ====== ======  ====== ====

--------
* Not meaningful

  Approximately $703 million of the U.S. domestic package operating profit increase resulted from improvements in U.S. domestic revenue per piece, improved product mix and containment of operating expense growth. The remaining $542 million of the increase reflects the change between August 1998 and August 1997, the period in which the Teamsters strike occurred.

  The favorable trend in international operations resulted primarily from higher volume, improved product mix and better utilization of existing capacity. Most of this improvement was due to the Europe region. Despite the economic problems in Asia, operating results associated with the Asia Pacific region continued to improve in 1998.

  Net income increased by $832 million in 1998 over 1997. Approximately $496 million of this improvement was due primarily to higher revenue per piece on U.S. domestic products, improved product mix, improved international operating results and the containment of operating expense growth. The remaining increase of $336 million resulted from the change in net income for August 1998 as compared to August 1997, the period in which the Teamsters strike occurred.

Liquidity and Capital Resources

  Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $6.278 billion at December 31, 1999. Of this amount, $5.266 billion represents the net proceeds from our initial public offering, which was completed in November 1999. We used the majority of the IPO proceeds to fund a cash tender offer to purchase class A-1 shares from shareowners. The tender offer, which was announced on February 4, 2000, and expired on March 3, 2000, was for up to 100,893,277 shares at a price of $60 per share. The actual number of shares validly tendered and accepted for purchase by us was 68,312,335, which resulted in a cash expenditure of approximately $4.099 billion and reduced our outstanding class A shares accordingly. The remaining IPO proceeds will be available for general corporate purposes, which may include future additional purchases of UPS shares.

  We maintain a commercial paper program under which we are authorized to borrow up to $2.0 billion. Approximately $102 million was outstanding as of December 31, 1999. The average interest rate on the amount outstanding at December 31, 1999 was 5.8%.

  We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring in April 2000 and the other expiring in April 2003. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 1999.

  We also maintain a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, we may issue notes from time to time denominated in a variety of currencies. At December 31, 1999, $500 million was available under this program. Of the amount outstanding at December 31, 1999, $200 million bears interest at a stated interest rate of 6.625% and $300 million bears interest at a stated interest rate of 6.25%.

  In January 1999, we filed a shelf registration statement with the SEC, under which we may issue debt in the U.S. marketplace of up to $2.0 billion. The debt may be denominated in a variety of currencies. There is approximately $55 million issued under this shelf registration statement at December 31, 1999.

  On August 9, 1999, the U.S. Tax Court issued an opinion unfavorable to us regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd., a Bermuda company, which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the Court entered a decision in accord with its opinion.

  In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency.

  We anticipate that the IRS will take similar positions for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We believe that a number of aspects of the Tax Court decision are incorrect, and we intend to appeal the decision to the U.S. Court of Appeals for the Eleventh Circuit.

  In the second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classified the tax charge as income taxes.

  We determined the size of our reserve with respect to these matters in accordance with generally accepted accounting principles based on our estimate of our most likely liability. In making this determination, we concluded that it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million.

  On August 31, 1999, we deposited $1.349 billion with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in the fourth quarter of 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. These deposits and filings were made in order to stop the accrual of interest, where applicable, on that amount of the IRS's claim, without conceding the IRS's position or giving up our right to appeal the Tax Court's decision.

  Effective October 1, 1999, we implemented a new arrangement for providing excess value package insurance for our customers through UPS subsidiaries. This new arrangement results in including in our non-package operating segment the operations of the excess value package insurance program offered to our customers. This revised arrangement should eliminate the issues considered by the Tax Court in the Notices of Deficiency relating to OPL for periods after September 1999.

  We recently have been named as a defendant in nine lawsuits which seek to hold us (and in two cases, other defendants) liable for the collection of premiums for excess value coverage, or "EVC", in connection with package shipments since 1984. These cases generally claim that we acted as an insurer without complying with state insurance laws and regulations, and that the price for EVC was excessive. All of these cases currently are pending in federal courts, and we have requested that the cases be consolidated for pre-trial purposes in a multi-district litigation proceeding before a single federal court. Each of these cases is in its initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999, Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

  As part of our 1997-2002 collective bargaining agreement with the Teamsters, we agreed that we would create 2,000 new full-time jobs from existing part-time jobs during each year of the contract. There was a provision, however, which nullified this obligation if there was a reduction in volume that resulted in layoffs. At the end of the first contract year (July 31, 1998), our shipping volume was still below pre-strike levels and employees were laid off. Therefore, we believed that we were not obligated to create the 2,000 jobs for the first year of the contract. The Teamsters filed a grievance concerning this issue, and the case was submitted to an arbitrator. In February 2000, the arbitrator ruled against us and ordered us to create the 2,000 new full-time jobs from existing part-time positions within 90 days of the arbitrator's decision, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We are in the process of creating these full-time jobs, identifying the employees that will fill the new jobs and quantifying the financial impact of this matter. Our package volume surpassed pre-strike levels in 1999, and thus we are in the process of creating the 2,000 full-time jobs called for in the third year of the contract. We have agreed to create the 2,000 full-time jobs for the second year of the contract by June 10, 2000, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We do not believe that the eventual amount owed will be material to our financial condition or liquidity.

  On November 22, 1999, the U.S. Occupational Safety and Health Administration proposed regulations to mandate an ergonomics standard that would require American industry to make significant changes in the workplace in order to reduce the incidence of musculoskeletal complaints such as low back pain. If adopted as proposed, these regulations would require us to make extensive changes in the physical layout of our distribution centers and to hire significant numbers of additional full-time and part-time employees. Should this occur, we believe that the cost of compliance could be material to our financial condition, results of operations and liquidity. Our competitors, as well as the remainder of American industry, would incur similar costs. We have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations.

  We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases through 2004.

  Following is a summary of capital expenditures:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                             (in millions)
Buildings and facilities............................... $   579 $   408 $   523
Aircraft and parts.....................................     433     942     907
Vehicles...............................................     139     141     333
Information technology.................................     325     154     221
                                                        ------- ------- -------
                                                         $1,476 $ 1,645 $ 1,984
                                                        ======= ======= =======

  Our capital expenditures have declined over the past three years primarily as a result of better utilization of our existing transportation system and other assets and our focus on return on invested capital.

  We anticipate capital expenditures of approximately $2.1 billion in 2000, and $2.3 billion in 2001. These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software.

Market Risk

  We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We have engaged in several strategies to manage these market risks.

  Our indebtedness under our various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, we may enter into interest rate swap agreements for purposes of managing our borrowing costs.

  For all foreign currency-denominated borrowing and certain lease transactions, we simultaneously entered into currency exchange agreements to lock in the price of the currency needed to pay the obligations and to hedge the foreign currency exchange risk associated with such transactions. We are exposed to other foreign currency exchange risks in the ordinary course of our business operations due to the fact that we provide our services in more than 200 countries and territories and collection of revenues and payment of certain expenses may give rise to currency exposure.

  We require significant quantities of gasoline, diesel fuel and jet fuel for our aircraft and delivery vehicles. We therefore are exposed to commodity price risk associated with variations in the market price for energy products. We manage this risk with a hedging strategy designed to minimize the impact of sudden, catastrophic increases in the prices of energy products, while allowing us to benefit if fuel prices decline. Our hedging program is designed to moderate the impact of fluctuating crude oil prices and maintain our competitive position relative to our industry peers.

Future Accounting Changes

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement No. 137, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged but not required. We have not yet completed our analysis of the effects of adopting this standard.

Impact of the Year 2000 Issue

 Introduction

  The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 was approached and reached. Our failure to appropriately address a material year 2000 issue, or the failure by any third parties who provide goods or services that are critical to our business activities to appropriately address their year 2000 issues, could have a material adverse effect on our financial condition, liquidity or results of operations.

 State of Readiness

  Since entering the year 2000, we have not experienced any significant disruptions related to the year 2000 issue, nor are we aware of any significant year 2000-related disruptions impacting our customers and suppliers. While we will continue to monitor our business critical information technology assets, we do not anticipate that we will experience any significant year 2000-related disruptions to our internal systems, nor to those of our customers and suppliers.

 Costs to Address the Year 2000 Issue

  Costs incurred to achieve year 2000 readiness were charged to expense as incurred. Such costs include both internal resources dedicated to achieving year 2000 compliance, as well as the costs of independent consultants retained to assess our year 2000 initiative. The costs related to our year 2000 initiative will total approximately $104 million, substantially all of which were incurred prior to December 31, 1999.

 Contingency Plans

  In the normal course of business, we maintain and deploy contingency plans designed to address potential business interruptions. We completed risk assessment reviews under our year 2000 initiative for each business unit, and developed further contingency plans specifically related to the year 2000 issue. These contingency plans remain in place in the case of a year 2000-related disruption to our internal systems, or to the systems of our customers and suppliers.

Forward-Looking Statements

  "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources" and other parts of this report contain "forward-looking" statements about matters that are inherently difficult to predict. These statements include statements regarding our intent, belief and current expectations. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties that may affect future developments. These risks include, for example, our continued ability to successfully compete, especially with foreign competition, the reliability and availability of rail transportation, the growth rate of e-commerce in relation to our expectations, adverse weather conditions and changing fuel prices. Additional information concerning these risks and uncertainties, and other factors you may wish to consider, are provided in the "Risk Factors" section of our prospectus dated November 9, 1999, as filed with the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   See Item 7.

Item 8. Financial Statements and Supplementary Data

  Our financial statements are filed together with this report. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed herewith. Supplementary data appear in note 12 to our financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information regarding our directors is presented under the caption "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 12, 2000, which we filed with the SEC on March 22, 2000, and is incorporated herein by reference.

  Information concerning our executive officers can be found in Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

  Information concerning our compliance with Section 16 is presented under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 12, 2000, which we filed with the SEC on March 22, 2000, and is incorporated herein by reference.

Item 11. Executive Compensation

  Information in answer to Item 11 is presented under the captions "Compensation of Executive Officers and Directors," excluding the information under the caption "Report of the Compensation Committee on Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 12, 2000, which we filed with the SEC on March 22, 2000, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information in answer to Item 12 is presented under the caption "Beneficial Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 12, 2000, which we filed with the SEC on March 22, 2000, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information in answer to Item 13 is presented under the captions "Certain Business Relationships" and "Common Relationships with Overseas Partners Ltd." in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 12, 2000, which we filed with the SEC on March 22, 2000, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)1. Financial Statements.

  See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed herewith.

   2. Financial Statement Schedules.

  Not applicable.

   3. List of Exhibits.

  See the Exhibit Index beginning on page E-1 for a list of the exhibits incorporated by reference herein or filed herewith.

  (b)Reports on Form 8-K.

  None.

  (c)Exhibits required by Item 601 of Regulation S-K.

  See the Exhibit Index beginning on page E-1 for a list of the exhibits incorporated by reference herein or filed herewith.

                          UNITED PARCEL SERVICE, INC.
                                AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                          Number
                                                                          ------
Independent Auditors' Report.............................................  F-2
Consolidated balance sheets
 -- December 31, 1999 and 1998...........................................  F-3
Statements of consolidated income
 -- Years ended December 31, 1999, 1998 and 1997.........................  F-4
Statements of consolidated shareowners' equity
 -- Years ended December 31, 1999, 1998 and 1997.........................  F-5
Statements of consolidated cash flows
 -- Years ended December 31, 1999, 1998 and 1997.........................  F-6
Notes to consolidated financial statements...............................  F-7

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia

  We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc., and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc., and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

  As discussed in Note 1, United Parcel Service, Inc. became the parent of United Parcel Service of America, Inc. as a result of a merger in 1999, and the consolidated financial statements have been retroactively restated for all periods presented to give effect to the exchange of securities in the merger and the capital structure of United Parcel Service, Inc.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 31, 2000

                          CONSOLIDATED BALANCE SHEETS

                  UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
                (In millions except share and per share amounts)

                                                               December 31,
                           ASSETS                             ----------------
                                                               1999     1998
                                                              -------  -------
Current Assets:
  Cash and cash equivalents.................................. $ 4,204  $ 1,240
  Marketable securities and short-term investments...........   2,074      389
  Accounts receivable........................................   3,167    2,713
  Prepaid employee benefit costs.............................   1,327      703
  Materials, supplies and other prepaid expenses.............     366      380
                                                              -------  -------
    Total Current Assets.....................................  11,138    5,425
                                                              -------  -------
Property, Plant and Equipment:
  Vehicles...................................................   3,444    3,482
  Aircraft (including aircraft under capitalized leases).....   8,173    7,739
  Land.......................................................     656      651
  Buildings..................................................   1,467    1,478
  Leasehold improvements.....................................   1,902    1,803
  Plant equipment............................................   4,334    4,144
  Construction-in-progress...................................     494      257
                                                              -------  -------
                                                               20,470   19,554
  Less accumulated depreciation and amortization.............   8,891    8,170
                                                              -------  -------
                                                               11,579   11,384
Other Assets.................................................     326      258
                                                              -------  -------
                                                              $23,043  $17,067
                                                              =======  =======

                      LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Accounts payable........................................... $ 1,295  $ 1,322
  Accrued wages and withholdings.............................     998    1,092
  Dividends payable..........................................     361      247
  Tax assessment.............................................     457      --
  Current maturities of long-term debt.......................     512      410
  Other current liabilities..................................     575      646
                                                              -------  -------
    Total Current Liabilities................................   4,198    3,717
                                                              -------  -------
Long-Term Debt (including capitalized lease obligations).....   1,912    2,191
                                                              -------  -------
Accumulated Postretirement Benefit Obligation................     990      969
                                                              -------  -------
Deferred Taxes, Credits and Other Liabilities................   3,469    3,017
                                                              -------  -------
Shareowners' Equity:
  Preferred stock, no par value, authorized 200,000,000
   shares, none issued.......................................     --       --
  Class A common stock, par value $.01 per share, authorized
    4,600,000,000 shares, issued 1,101,295,534 and
    1,118,000,000 in 1999 and 1998...........................      11       11
  Class B common stock, par value $.01 per share, authorized
    5,600,000,000 shares, issued 109,400,000 and -0- in 1999
    and 1998.................................................       1      --
  Additional paid-in capital.................................   5,096      325
  Retained earnings..........................................   7,536    7,325
  Accumulated other comprehensive loss.......................    (170)     (63)
                                                              -------  -------
                                                               12,474    7,598
  Treasury stock, at cost (-0- and 23,211,904 shares in 1999
   and 1998).................................................     --      (425)
                                                              -------  -------
                                                               12,474    7,173
                                                              -------  -------
                                                              $23,043  $17,067
                                                              =======  =======

                See notes to consolidated financial statements.

                       STATEMENTS OF CONSOLIDATED INCOME

                  UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
                     (In millions except per share amounts)

                                                Years Ended December 31, 1999
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Revenue........................................ $  27,052  $  24,788  $  22,458
                                                ---------  ---------  ---------
Operating Expenses:
  Compensation and benefits....................    15,285     14,346     13,289
  Other........................................     7,779      7,352      7,471
                                                ---------  ---------  ---------
                                                   23,064     21,698     20,760
                                                ---------  ---------  ---------
  Operating Profit.............................     3,988      3,090      1,698
                                                ---------  ---------  ---------
Other Income and (Expense):
  Investment income............................       177         84         70
  Interest expense.............................      (228)      (227)      (187)
  Tax assessment...............................    (1,786)       --         --
  Miscellaneous, net...........................       (63)       (45)       (28)
                                                ---------  ---------  ---------
                                                   (1,900)      (188)      (145)
                                                ---------  ---------  ---------
Income Before Income Taxes.....................     2,088      2,902      1,553
Income Taxes...................................     1,205      1,161        644
                                                ---------  ---------  ---------
Net Income..................................... $     883  $   1,741  $     909
                                                =========  =========  =========
Basic Earnings Per Share....................... $    0.79  $    1.59  $    0.82
                                                =========  =========  =========
Diluted Earnings Per Share..................... $    0.77  $    1.57  $    0.81
                                                =========  =========  =========


                See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY

                  UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
                     (In millions except per share amounts)

                                            Class B                         Accumulated
                             Class A     Common Stock  Additional              Other     Treasury Stock     Total
                          Common Stock   -------------  Paid-In   Retained Comprehensive --------------  Shareowners'
                          Shares  Amount Shares Amount  Capital   Earnings Income (Loss) Shares Amount      Equity
                          ------  ------ ------ ------ ---------- -------- ------------- ------ -------  ------------
Balance, January 1,
 1997...................  1,140    $11    --     $--     $  141    $5,728      $  21      --        --     $ 5,901
 Comprehensive income:
 Net income.............    --     --     --      --        --        909        --       --        --         909
 Foreign currency
  adjustments...........    --     --     --      --        --        --        (102)     --        --        (102)
                                                                                                           -------
 Comprehensive income...                                                                                       807
                                                                                                           -------
 Dividends ($.35 per
  share)................    --     --     --      --        --       (385)       --       --        --        (385)
 Gain on issuance of
  treasury stock........    --     --     --      --         27       --         --       --        --          27
 Stock award plans......    --     --     --      --        (26)      --         --       --        --         (26)
 Constructive retirement
  of common stock.......    (16)   --     --      --       (142)      (95)       --       --        --        (237)
                          -----    ---    ---    ----    ------    ------      -----      ---   -------    -------
Balance, December 31,
 1997...................  1,124     11    --      --        --      6,157        (81)     --        --       6,087
 Comprehensive income:
 Net income.............    --     --     --      --        --      1,741        --       --        --       1,741
 Foreign currency
  adjustments...........    --     --     --      --        --        --          19      --        --          19
 Unrealized loss on
  marketable
  securities............    --     --     --      --        --        --          (1)     --        --          (1)
                                                                                                           -------
 Comprehensive income...                                                                                     1,759
                                                                                                           -------
 Constructive retirement
  of common stock.......     (6)   --     --      --        --        (90)       --       --        --         (90)
 Dividends ($.43 per
  share)................    --     --     --      --        --       (466)       --       --        --        (466)
 Gain on issuance of
  treasury stock........    --     --     --      --         70       --         --       --        --          70
 Stock award plans......    --     --     --      --        255       (17)       --       --        --         238
 Reclassification of
  common stock held for
  stock plans...........    --     --     --      --        --        --         --       (23)     (425)      (425)
                          -----    ---    ---    ----    ------    ------      -----      ---   -------    -------
Balance, December 31,
 1998...................  1,118     11    --      --        325     7,325        (63)     (23)     (425)     7,173
 Comprehensive income:
 Net income.............    --     --     --      --        --        883        --       --        --         883
 Foreign currency
  adjustments...........    --     --     --      --        --        --        (104)     --        --        (104)
 Unrealized loss on
  marketable
  securities............    --     --     --      --        --        --          (3)     --        --          (3)
                                                                                                           -------
 Comprehensive income...                                                                                       776
                                                                                                           -------
 Dividends ($.58 per
  share)................    --     --     --      --        --       (672)       --       --        --        (672)
 Gain on issuance of
  treasury stock........    --     --     --      --          5       --         --       --        --           5
 Stock award plans......      7    --     --      --         91       --         --        21       434        525
 Treasury stock
  purchases.............    --     --     --      --        --        --         --       (54)   (1,232)    (1,232)
 Treasury stock
  issuances.............    --     --     --      --        --        --         --        32       633        633
 Issuance of Class B
  common stock in public
  offering, net of
  issuance costs........    --     --     109       1     5,265       --         --       --        --       5,266
 Retirement of treasury
  stock.................    (24)   --     --      --       (590)      --         --        24       590        --
                          -----    ---    ---    ----    ------    ------      -----      ---   -------    -------
Balance, December 31,
 1999...................  1,101    $11    109    $  1    $5,096    $7,536      $(170)     --    $   --     $12,474
                          =====    ===    ===    ====    ======    ======      =====      ===   =======    =======

                See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                  UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
                                 (In millions)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $    883  $  1,741  $    909
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation and amortization................    1,139     1,112     1,063
    Postretirement benefits......................       21        58        70
    Deferred taxes, credits and other............      575        23       406
    Stock award plans............................      443       347       162
    Changes in assets and liabilities:
      Accounts receivable........................     (454)     (308)      (64)
      Prepaid employee benefit costs.............     (624)      (34)     (268)
      Materials, supplies and other prepaid
       expenses..................................      (18)       37       164
      Accounts payable...........................      (27)      115        52
      Accrued wages and withholdings.............      (94)     (137)     (169)
      Dividends payable..........................      114        56        (3)
      Tax assessment.............................      226       --        --
      Other current liabilities..................       39       (93)      184
                                                  --------  --------  --------
        Net cash from operating activities.......    2,223     2,917     2,506
                                                  --------  --------  --------
Cash flows from investing activities:
  Capital expenditures...........................   (1,476)   (1,645)   (1,984)
  Disposals of property, plant and equipment.....      213       216       111
  Purchases of marketable securities and short-
   term investments..............................   (3,981)     (390)      --
  Sales and maturities of marketable securities
   and short-term investments....................    2,290       --        --
  Construction funds in escrow...................     (111)      --        --
  Other asset receipts (payments)................      (60)      164        46
                                                  --------  --------  --------
        Net cash (used in) investing activities..   (3,125)   (1,655)   (1,827)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from borrowings.......................      502       287     2,097
  Repayments of borrowings.......................     (679)     (310)   (2,065)
  Purchases of treasury stock....................   (1,232)     (823)     (719)
  Issuances of treasury stock pursuant to stock
   awards and employee stock purchase plans......      741       785       487
  Issuance of Class B common stock in public
   offering, net of issuance costs...............    5,266       --        --
  Dividends......................................     (672)     (466)     (385)
  Other transactions.............................      (21)       45         1
                                                  --------  --------  --------
        Net cash from (used in) financing
         activities..............................    3,905      (482)     (584)
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........      (39)      --        (27)
                                                  --------  --------  --------
Net increase in cash and cash equivalents........    2,964       780        68
Cash and cash equivalents:
  Beginning of year..............................    1,240       460       392
                                                  --------  --------  --------
  End of year.................................... $  4,204  $  1,240  $    460
                                                  ========  ========  ========
Cash paid during the period for:
  Interest, net of amount capitalized............ $    982  $    298  $    130
                                                  ========  ========  ========
  Income taxes................................... $    773  $  1,181  $    319
                                                  ========  ========  ========

                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

 Reporting Entity

  During November 1999, in connection with becoming a publicly traded company, United Parcel Service of America, Inc. completed a merger in which it became a subsidiary of a newly-formed company, United Parcel Service, Inc. In the merger, each share of United Parcel Service of America, Inc. common stock was exchanged for two shares of United Parcel Service, Inc. Class A common stock. United Parcel Service, Inc. then completed a public offering of Class B common shares as discussed below. Shareowners' equity, share and per share amounts have been restated to give effect to the 2-for-1 merger exchange ratio and to reflect the capital structure of United Parcel Service, Inc. The restatement had no effect on other amounts, including net income, previously reported by United Parcel Service of America, Inc.

 Initial Public Offering of Common Shares

  After the completion of the merger, we sold 109.4 million Class B shares in an initial public offering ("IPO") that raised $5.266 billion, net of issuance costs. On November 10, 1999, our Class B shares began trading on the New York Stock Exchange under the ticker symbol "UPS". Although the Class B shares contain the same economic interests in the Company as the Class A shares, the Class A shares entitle holders to ten votes per share while the Class B shareowners are entitled to one vote per share. After the completion of the IPO transaction, Class A shares constituted about 90% of our total outstanding stock and about 99% of our total voting power, while the Class B shares constituted about 10% of our total outstanding shares and about 1% of our total voting power.

  The shares of Class A stock resulting from the merger were equally allocated among Class A-1, A-2, and A-3 common stock. The different types of Class A common stock are identical, except for the applicable transfer restriction periods. Shares of Class A common stock will not be freely transferable or convertible into Class B shares until the relevant restriction period expires. The restriction periods expire 180 days after the IPO for Class A-1 shares (May 8, 2000), 360 days after the IPO for Class A-2 shares (November 4, 2000), and 540 days after the IPO for Class A-3 shares (May 3, 2001). When Class A shares are sold or transferred, they will generally convert to Class B shares.

  We used the majority of the IPO proceeds for a tender offer for Class A shares. In early February 2000, we announced an offer to purchase up to 100,893,277 shares of Class A-1 common stock for $60 per share. The actual number of shares validly tendered and accepted for purchase by us was 68,312,335, which will result in a cash expenditure of approximately $4.099 billion and reduce our outstanding Class A shares accordingly.

 Basis of Financial Statements and Business Activities

  The accompanying consolidated financial statements include the accounts of United Parcel Service, Inc., and all of its subsidiaries (collectively "UPS" or the "Company"). All material intercompany balances and transactions have been eliminated.

  UPS concentrates its operations in the field of transportation services, primarily domestic and international letter and package delivery. Revenue is recognized upon delivery of a letter or package.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

  As of December 31, 1999, we had approximately 206,000 employees (60% of total employees) employed under collective bargaining agreements with various locals of the International Brotherhood of Teamsters ("Teamsters"). These agreements expire on July 31, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable January 1, 2004. In addition, the majority of our mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists. These agreements have various expiration dates between July 31, 2002 and August 4, 2003.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of highly liquid investments (including investments in debt and auction rate securities of $3.933 billion and $936 million at December 31, 1999 and 1998, respectively) that are readily convertible into cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

 Marketable Securities

  Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported as other comprehensive income and as a separate component of shareowners' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

 Common Stock Held for Stock Plans

  Prior to December 31, 1998, we accounted for our common stock held for awards and distributions under various UPS stock and benefit plans as a current asset. Common stock held in excess of current requirements was constructively retired and accounted for as a reduction in Shareowners' Equity.

  As a result of a change in position by the Securities and Exchange Commission ("SEC") as well as a change by the Financial Accounting Standards Board ("FASB"), we reclassified our Common Stock Held for Stock Plans from Current Assets to Treasury Stock, a separate component of Shareowners' Equity.

 Property, Plant and Equipment

  Property, plant and equipment are carried at cost. Depreciation (including amortization) is provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles -- 9 years; Aircraft -- 12 to 20 years; Buildings -- 20 to 40 years; Leasehold Improvements -- lives of leases; Plant Equipment -- 5 to 8 1/3 years.

  The costs of major airframe and engine overhauls, as well as other routine maintenance and repairs, are charged to expense as incurred.

 Costs in Excess of Net Assets Acquired

  Costs of purchased businesses in excess of net assets acquired are amortized over a 10-year period using the straight-line method.

 Impairment of Long-Lived Assets

  We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


 Income Taxes

  Income taxes are accounted for under FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

 Capitalized Interest

  Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $20, $27 and $43 million for 1999, 1998 and 1997, respectively.

 Derivative Instruments

  We have entered into interest rate swap agreements, cross-currency interest rate swap agreements and forward currency contracts. All of these agreements relate to our long-term debt and are specifically matched to the underlying cash flows. They have been entered into for the purposes of reducing our borrowing costs and to protect us against adverse changes in foreign currency exchange rates. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. Based on estimates provided by third party investment bankers, we have determined that the fair value of these agreements is not material to our financial statements.

  We also purchase options to reduce the impact of changes in foreign currency rates on our foreign currency purchases and purchase options and forward contracts to moderate the impact of price increases in the cost of crude oil on fuel expense. The forward contracts and options are adjusted to fair value at period end based on market quotes and are not material to our financial statements.

  We do not utilize derivatives for trading or other speculative purposes. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, we do not anticipate nonperformance by the counterparties. We are exposed to market risk based upon changes in interest rates, foreign currency exchange rates and fuel prices.

 Stock Option Plans

  We have adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 encourages the use of a fair value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under FAS 123, companies have the option to measure compensation costs for stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis, and we have chosen to use the intrinsic value method, we do not recognize compensation expense for grants under our plans. We do, however, include in Note 6 pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


 Segment Information

  Effective January 1, 1998, we adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which changed the method we had used to report information about our operating segments. FAS 131 establishes standards to be used by enterprises to identify and report information about operating segments and for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect our results of operations or financial position, but did affect the disclosure of segment information contained in
Note 10.

 Capitalized Software

  Effective January 1, 1999, we adopted the Accounting Standards Executive Committee Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs to develop or obtain computer software for internal use be capitalized. Prior to the adoption of SOP 98-1, we expensed all internal use software costs as incurred. The effect of adopting the SOP was to increase net income for 1999 by $89 million, or $0.08 per share on a basic and diluted basis. Capitalized costs for this software are amortized using the straight-line method over periods ranging from three to five years.

 Changes in Presentation

  Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. LONG-TERM DEBT AND COMMITMENTS

  Long-term debt, as of December 31, consists of the following (in millions):

                                                                 1999    1998
                                                                ------  ------
8 3/8% debentures, due April 1, 2020 (i)......................  $  424  $  424
8 3/8% debentures, due April 1, 2030 (i)......................     276     276
Commercial paper (ii).........................................     102     112
Industrial development bonds, Philadelphia Airport facilities,
 due December 1, 2015 (iii)...................................     100     100
Special facilities revenue bonds, Louisville Airport
 facilities, due January 1, 2029 (iv).........................     149     --
Floating rate senior notes, due October 26, 2049 (v)..........      55     --
Capitalized lease obligations (vi)............................     558     598
5.5% Eurobond notes, due January 4, 1999......................     --      200
3.25% 200 million Swiss Franc notes, due October 22, 1999.....     --      166
6.875% 100 million Pound Sterling notes, due February 25,
 2000.........................................................     166     166
6.625% EuroNotes, due April 25, 2001..........................     200     200
6.25% EuroNotes, due July 7, 2000.............................     300     301
4.5% 100 million Singapore Dollar notes, due November 11,
 2004.........................................................      60     --
Installment notes, mortgages and bonds at various rates from
 4.1% to 7.0%.................................................      34      58
                                                                ------  ------
                                                                 2,424   2,601
Less current maturities.......................................    (512)   (410)
                                                                ------  ------
                                                                $1,912  $2,191
                                                                ======  ======

  (i) On January 22, 1998, we exchanged $276 million of the original $700 million debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8 3/8% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

final 10 years. The new 2030 debentures are redeemable in whole or in part at the option of the Company at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payouts of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.

  (ii) The weighted average interest rate on the commercial paper outstanding as of December 31, 1999 and 1998, was 5.8% and 5.1%, respectively. The commercial paper has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis under our revolving credit facilities. However, the amount of commercial paper outstanding in 2000 is expected to fluctuate. We are authorized to borrow up to $2.0 billion under this program as of December 31, 1999.

  (iii) The industrial development bonds bear interest at a daily variable rate. The average interest rates for 1999 and 1998 were 3.1% and 3.3%, respectively.

  (iv) The special facilities revenue bonds bear interest at a daily variable rate. The average interest rate for 1999 was 3.3%.

  (v) The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rate for 1999 was 5.1%.

  (vi) We have capitalized lease obligations for certain aircraft, which are included in Property, Plant and Equipment at December 31 as follows (in millions):

                                                                     1999  1998
                                                                     ----  ----
  Aircraft.......................................................... $614  $614
  Accumulated amortization..........................................  (59)  (38)
                                                                     ----  ----
                                                                     $555  $576
                                                                     ====  ====

  The aggregate annual principal payments for the next five years, excluding commercial paper and capitalized leases, are (in millions): 2000 -- $470; 2001 -- $203; 2002 -- $1; 2003 -- $1; and 2004 -- $60.

  Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $2.5 billion and $2.8 billion as of December 31, 1999 and 1998.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2034. Total aggregate minimum lease payments under capitalized leases and under operating leases are as follows (in millions):

                                                          Capitalized Operating
  Year                                                      Leases     Leases
  ----                                                    ----------- ---------
  2000...................................................    $  67     $  182
  2001...................................................       67        157
  2002...................................................       67        121
  2003...................................................       67         85
  2004...................................................       67         72
  After 2004.............................................      459        414
                                                             -----     ------
  Total minimum lease payments...........................      794     $1,031
                                                                       ======
  Less imputed interest..................................     (236)
                                                             -----
  Present value of minimum capitalized lease payments....      558
  Less current portion...................................      (42)
                                                             -----
  Long-term capitalized lease obligations................    $ 516
                                                             =====

  As of December 31, 1999, we have outstanding letters of credit totaling approximately $1.2 billion issued in connection with routine business requirements.

  As of December 31, 1999, we have commitments outstanding for capital expenditures under purchase orders and contracts of approximately $2.9 billion, with the following amounts expected to be spent during the next five years (in millions): 2000 -- $983; 2001 -- $669; 2002 -- $493; 2003 -- $423;
and 2004 -- $286.

  We maintain two credit agreements with a consortium of banks which provide revolving credit facilities of $1.25 billion each, with one expiring April 30, 2000, and the other April 30, 2003. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 1999, there were no outstanding borrowings under these facilities.

  We also maintain a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, we may, from time to time, issue notes denominated in a variety of currencies. There is currently $500 million available under this program. Of the amount outstanding at December 31, 1999, $200 million bears interest at a stated interest rate of 6.625% and $300 million bears interest at a stated interest rate of 6.25%.

  In January 1999, we filed a shelf registration statement with the SEC, under which we may issue debt in the U.S. marketplace of up to $2.0 billion. The debt may be denominated in a variety of currencies. As of December 31, 1999, there was approximately $55 million issued under this shelf registration statement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


NOTE 3. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                                           1999   1998   1997
                                                          ------ ------ ------
Numerator:
Numerator for basic and diluted earnings per share--net
 income.................................................. $  883 $1,741 $  909
                                                          ====== ====== ======
Denominator:
 Weighted-average shares.................................  1,119  1,090  1,101
 Contingent shares--Management Incentive Awards..........      2      3      2
                                                          ------ ------ ------
Denominator for basic earnings per share.................  1,121  1,093  1,103

Effect of dilutive securities:
 Additional contingent shares--Management Incentive
  Awards.................................................      9      9      8
 Stock option plans......................................     11      6      5
                                                          ------ ------ ------
Denominator for diluted earnings per share...............  1,141  1,108  1,116
                                                          ====== ====== ======
Basic earnings per share................................. $ 0.79 $ 1.59 $ 0.82
                                                          ====== ====== ======
Diluted earnings per share............................... $ 0.77 $ 1.57 $ 0.81
                                                          ====== ====== ======

NOTE 4. LEGAL PROCEEDINGS AND CONTINGENCIES

  On August 9, 1999, the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the U.S. Tax Court entered a decision in accord with its opinion.

  In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency.

  We anticipate that the IRS will take similar positions for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We believe that a number of aspects of the Tax Court decision are incorrect, and we intend to appeal the decision to the U.S. Court of Appeals for the Eleventh Circuit.

  In the second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classified the tax charge as income taxes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  We determined the size of our reserve with respect to these matters in accordance with generally accepted accounting principles based on our estimate of our most likely liability. In making this determination, we concluded that it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million.

  On August 31, 1999, we deposited $1.349 billion with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in the fourth quarter of 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. The above described deposits and filings were made in order to stop the accrual of interest, where applicable, on that amount of the IRS's claim, without conceding the IRS's position or giving up our right to appeal the Tax Court's decision.

  Effective October 1, 1999, we implemented a new arrangement for providing excess value package insurance for our customers through UPS subsidiaries. This new arrangement results in including in our non-package operating segment the operations of the excess value package insurance program offered to our customers. This revised arrangement should eliminate the issues considered by the Tax Court in the Notices of Deficiency relating to OPL for periods after September 1999.

  The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the timing of deductions, the characterization of expenses as capital rather than ordinary, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. These proposed adjustments, if sustained, would result in $82 million in additional income tax expense.

  We believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. We expect that we will prevail on substantially all of these issues. Should the IRS prevail, however, unpaid interest on these adjustments through 1999 could aggregate up to $270 million, after the benefit of related tax deductions. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. The IRS may take similar positions with respect to some of these issues for each of the years from 1991 through 1999. We believe the eventual resolution of these issues will not result in a material adverse effect upon our financial condition, results of operations or liquidity.

  We are a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by UPS, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. In our opinion, none of these cases is expected to have a material effect upon our financial condition, results of operations or liquidity.

  We recently have been named as a defendant in nine lawsuits which seek to hold us (and in two cases, other defendants) liable for the collection of premiums for excess value coverage ("EVC") in connection with package shipments since 1984. These cases generally claim that we acted as an insurer without complying with state insurance laws and regulations, and that the price for EVC was excessive. All of these cases are currently pending in federal courts, and we have requested that the cases be consolidated for pre-trial purposes in a multi-district litigation proceeding before a single federal court. Each of these cases is in its initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999, Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  As part of our 1997-2002 collective bargaining agreement with the Teamsters, we agreed that we would create 2,000 new full-time jobs from existing part-time jobs during each year of the contract. There was a provision, however, which nullified this obligation if there was a reduction in volume that resulted in layoffs. At the end of the first contract year (July 31, 1998), our shipping volume was still below pre-strike levels and employees were laid off. Therefore, we believed that we were not obligated to create the 2,000 jobs for the first year of the contract. The Teamsters filed a grievance concerning this issue, and the case was submitted to an arbitrator. In February 2000, the arbitrator ruled against us and ordered us to create the 2,000 new full-time jobs from existing part-time positions within 90 days of the arbitrator's decision, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We are in the process of creating these full-time jobs, identifying the employees that will fill the new jobs and quantifying the financial impact of this matter. Our package volume surpassed pre-strike levels in 1999, and thus we are in the process of creating the 2,000 full-time jobs called for in the third year of the contract. We have agreed to create the 2,000 full-time jobs for the second year of the contract by June 10, 2000, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We do not believe that the eventual amount will be material to our financial condition or liquidity.

  On November 22, 1999, the U.S. Occupational Safety and Health Administration ("OSHA") proposed regulations to mandate an ergonomics standard that would require American industry to make significant changes in the workplace in order to reduce the incidence of musculoskeletal complaints such as low back pain. If adopted as proposed, and substantially enforced, these regulations would require us to make extensive changes in the physical layout of our distribution centers and to hire significant numbers of additional full-time and part-time employees. Should this occur, we believe that the cost of compliance could be material to our financial condition, results of operations and liquidity. Our competitors, as well as the remainder of American industry, would incur similar costs. We have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations.

  In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect upon our financial condition, results of operations or liquidity.

NOTE 5. EMPLOYEE BENEFIT PLANS

  We maintain several defined benefit pension plans (the "Plans"). The Plans are noncontributory and include all employees who meet certain minimum age and years of service requirements, except those employees covered by certain multi-employer plans provided for under collective bargaining agreements.

  The Plans provide for retirement benefits based on either service credits or average compensation levels earned by employees prior to retirement. The Plans' assets consist primarily of publicly traded stocks and bonds and include approximately 26.9 million shares of UPS common stock at December 31, 1999 and 1998. Our funding policy is consistent with relevant federal tax regulations. Accordingly, we contribute amounts deductible for federal income tax purposes.

  We also sponsor postretirement medical plans that provide health care benefits to our retirees who meet certain eligibility requirements and who are not otherwise covered by multi-employer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to collective bargaining. We have the right to modify or terminate certain of these plans. In many cases, these benefits have been provided to retirees on a noncontributory basis; however, in certain cases, retirees are required to contribute towards the cost of the coverage.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets, and a statement of funded status as of September 30, with certain amounts included in the balance sheet as of December 31 (in millions):

                                                Pension       Postretirement
                                               Benefits      Medical Benefits
                                             --------------  ------------------
                                              1999    1998     1999     1998
                                             ------  ------  --------  --------
Change in Benefit Obligation
Net benefit obligation at October 1, prior
 year......................................  $4,203  $3,311  $  1,212  $ 1,139
Service cost...............................     187     147        41       39
Interest cost..............................     293     260        83       86
Plan participants' contributions...........     --      --          2      --
Plan amendments............................      96      60        10      (24)
Actuarial (gain) loss......................    (455)    534       104       18
Gross benefits paid........................    (128)   (109)      (55)     (46)
                                             ------  ------  --------  -------
Net benefit obligation at September 30.....   4,196   4,203     1,397    1,212
                                             ------  ------  --------  -------
Change in Plan Assets
Fair value of plan assets at October 1,
 prior year................................   3,930   3,856       290      291
Actual return on plan assets...............     938      69        61        3
Employer contributions.....................     767     114        76       42
Plan participants' contributions...........     --      --          2      --
Gross benefits paid........................    (128)   (109)      (55)     (46)
                                             ------  ------  --------  -------
Fair value of plan assets at September 30..   5,507   3,930       374      290
                                             ------  ------  --------  -------
Funded status at September 30..............   1,311    (273)   (1,023)    (922)
Unrecognized net actuarial (gain) loss.....    (770)    280        39      (24)
Unrecognized prior service cost............     335     261       (11)     (23)
Unrecognized net transition obligation.....      55      63       --       --
Employer contributions.....................     --      --          5      --
                                             ------  ------  --------  -------
Net asset (liability) recorded at end of
 year......................................  $  931  $  331  $   (990) $  (969)
                                             ======  ======  ========  =======

  Net periodic benefit cost for the years ended December 31 included the following components (in millions):

                                                               Postretirement
                                                                  Medical
                                          Pension Benefits        Benefits
                                          -------------------  ----------------
                                          1999   1998   1997   1999  1998  1997
                                          -----  -----  -----  ----  ----  ----
Service cost............................. $ 187  $ 147  $ 108  $ 41  $ 39  $ 41
Interest cost............................   293    260    220    83    86    89
Expected return on assets................  (351)  (310)  (240)  (26)  (26)  (21)
Amortization of:
 Transition obligation...................     8      8      4   --    --    --
 Prior service cost......................    23     23     11    (2)    1     3
 Actuarial loss..........................     6    --     --    --    --    --
                                          -----  -----  -----  ----  ----  ----
Net periodic benefit cost................ $ 166  $ 128  $ 103  $ 96  $100  $112
                                          =====  =====  =====  ====  ====  ====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  The significant assumptions used in the measurement of our benefit obligations are as follows:

                                                              1999  1998  1997
                                                              ----  ----  ----
Expected long-term rate of earnings on plan assets........... 9.5%   9.5% 9.5%
Discount rate................................................ 7.5%  6.75% 7.5%
Rate of increase in future compensation levels for pension
 benefits.................................................... 4.0%   4.0% 4.0%

  Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 6.25% for pre-65 medical costs and an increase of 5.25% for post-65 medical costs, decreasing to 5.75% for pre-65 and 4.75% for post-65 by the year 2000 and with consistent annual increases at those ultimate levels thereafter.

  Assumed health care cost trends have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

                                                       1% Increase 1% Decrease
                                                       ----------- -----------
Effect on total of service and interest cost
 components...........................................     $11        $ (13)
Effect on post retirement benefit obligation..........     $91        $(109)

  We also contribute to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $809, $757 and $597 million during 1999, 1998 and 1997, respectively.

  We also contribute to several multi-employer health and welfare plans which cover both active and retired employees for which the above information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $463, $458 and $448 million during 1999, 1998 and 1997, respectively.

  We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. Beginning January 1, 1998, the Company matched, in shares of UPS common stock, a portion of the participating employees' contributions. Matching contributions charged to expense were $55 million and $49 million for 1999 and 1998, respectively.

NOTE 6. INCENTIVE COMPENSATION PLANS

  We adopted the UPS Incentive Compensation Plan in October 1999. The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million shares. As of December 31, 1999, only management incentive awards and stock option grants had been made under the Incentive Compensation Plan.

 Management Incentive Awards

  Persons earning the right to receive Management Incentive Awards are determined annually by the Compensation Committee of the UPS Board of Directors. This Committee in its sole discretion determines the total award, which consists of UPS common stock, given in any year. The total of all such awards historically has been 15% of consolidated income before income taxes for the 12-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries and the effect of certain other nonrecurring transactions or accounting changes. Amounts charged to operations were $588, $448, and $244 million during 1999, 1998 and 1997, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


 Nonqualified and Incentive Stock Options

  We maintain fixed stock option plans under which options are granted to purchase shares of UPS common stock. Prior to adoption of the Incentive Compensation Plan, these options were granted at the current price of UPS shares as determined by the Board of Directors on the date of option grant. Stock options granted in connection with the UPS Incentive Compensation Plan must be at least equal to the NYSE closing price of UPS stock on the date the option was granted. We apply the measurement provisions of APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recorded for the grant of stock options during 1999, 1998 or 1997. Pro forma information regarding net income and earnings per share has been determined as if we accounted for our employee stock options under the fair value method of FAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted in 1999, 1998 and 1997 is amortized to expense over the vesting period of the options.

  The pro forma information is as follows (in millions except per share amounts):

                                                             1999   1998  1997
                                                             ----- ------ -----
   Net income................................... As reported $ 883 $1,741 $ 909
                                                 Pro forma   $ 870 $1,734 $ 904
   Basic earnings per share..................... As reported $0.79 $ 1.59 $0.82
                                                 Pro forma   $0.78 $ 1.59 $0.82
   Diluted earnings per share................... As reported $0.77 $ 1.57 $0.81
                                                 Pro forma   $0.76 $ 1.56 $0.81

  The assumptions used, by year, and the calculated weighted average fair value of options granted, are as follows:

                                                  1999(1)  1999   1998   1997
                                                  -------  -----  -----  -----
Semiannual dividend per share.................... $ 0.30   $0.30  $0.23  $0.18
Risk-free interest rate..........................   5.88%   5.14%  5.56%  6.73%
Expected life in years...........................      5       5      5      5
Expected volatility..............................     40%    n/a    n/a    n/a
Weighted average fair value of options granted... $20.29   $2.08  $1.80  $2.63

  (1) Pro forma information for these options was calculated using the Black-Scholes option pricing model as these options were granted in connection with the IPO. Pro forma information for all other options was calculated using the minimum value method for nonpublic entities, as these options were granted prior to the IPO.

  Persons earning the right to receive stock options are determined each year by the Compensation Committee of the UPS Board of Directors. Except in the case of death, disability or retirement, options granted prior to the adoption of our Incentive Compensation Plan are exercisable only during a limited period after the expiration of five years from the date of grant, while options granted under the Incentive Compensation Plan are generally exercisable between three years from the date of grant and before the expiration of the option ten years after the date of grant. All options granted are subject to earlier cancellation or exercise under certain conditions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  The following is an analysis of options for shares of common stock issued and outstanding:

                                                      Weighted      Number of
                                                      Average        Shares
                                                   Exercise Price (in thousands)
                                                   -------------- -------------
Outstanding at January 1, 1997....................     $10.61        37,911
Exercised.........................................       8.25        (7,912)
Granted...........................................      14.88         6,524
Canceled..........................................      11.36          (625)
                                                                     ------
Outstanding at December 31, 1997..................      11.88        35,898
Exercised.........................................       9.38        (7,787)
Granted...........................................      16.00         8,300
Canceled..........................................      12.38          (440)
                                                                     ------
Outstanding at December 31, 1998..................      13.37        35,971
Exercised.........................................      10.63        (7,571)
Granted...........................................      30.37        11,139
Canceled..........................................      14.61        (1,059)
                                                                     ------
Outstanding at December 31, 1999..................     $18.76        38,480
                                                       ======        ======

  No options were exercisable at December 31, 1999, 1998 or 1997. The following table summarizes information about stock options outstanding at December 31, 1999:

         Number of                Weighted Average
           Shares                  Remaining Life                      Weighted Average
       (in thousands)                (in years)                         Exercise Price
       --------------             ----------------                     ----------------
            7,276                       0.3                                 $11.88
            6,139                       1.3                                 $13.50
            6,162                       2.3                                 $14.88
            7,942                       3.3                                 $16.00
            7,510                       4.3                                 $21.50
            3,451                       9.9                                 $50.00
           ------
           38,480                       3.1                                 $18.76
           ======

NOTE 7. INCOME TAXES

  The provision for income taxes for the years ended December 31 consists of the following (in millions):

                                                               1999   1998  1997
                                                              ------ ------ ----
Current:
 Federal..................................................... $  834 $  917 $455
 State.......................................................     99    127   76
                                                              ------ ------ ----
  Total Current..............................................    933  1,044  531
                                                              ------ ------ ----
Deferred:
 Federal.....................................................    236    104  100
 State.......................................................     36     13   13
                                                              ------ ------ ----
  Total Deferred.............................................    272    117  113
                                                              ------ ------ ----
  Total...................................................... $1,205 $1,161 $644
                                                              ====== ====== ====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  Income before income taxes includes income of international subsidiaries of $7 million in 1999 and losses of international subsidiaries of $20 and $70 million for 1998 and 1997, respectively.

  A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

                                                               1999  1998  1997
                                                               ----  ----  ----
Statutory federal income tax rate............................. 35.0% 35.0% 35.0%
Tax assessment................................................ 17.7   --    --
State income taxes (net of federal benefit)...................  4.2   3.1   3.7
Other.........................................................  0.8   1.9   2.8
                                                               ----  ----  ----
Effective income tax rate..................................... 57.7% 40.0% 41.5%
                                                               ====  ====  ====

  Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

                                                                  1999    1998
                                                                 ------  ------
Excess of tax over book depreciation............................ $2,096  $1,957
Pension plans...................................................    662     265
Prepaid health and welfare......................................    129     124
Leveraged leases................................................     58      62
Other...........................................................    288     400
                                                                 ------  ------
Gross deferred tax liabilities..................................  3,233   2,808
                                                                 ------  ------
Other postretirement benefits...................................    421     407
Loss carryforwards (international)..............................    283     308
Insurance reserves..............................................    175     104
Other...........................................................    258     229
                                                                 ------  ------
Gross deferred tax assets.......................................  1,137   1,048
Deferred tax assets valuation allowance.........................   (283)   (308)
                                                                 ------  ------
Net deferred tax assets.........................................    854     740
                                                                 ------  ------
Net deferred tax liability......................................  2,379   2,068
                                                                 ------  ------
Less: Amount included in other current liabilities..............      6     114
                                                                 ------  ------
Long-term portion -- see Note 8................................. $2,373  $1,954
                                                                 ======  ======

  The valuation allowance decreased $25, $14 and $43 million during the years ended December 31, 1999, 1998 and 1997, respectively.

  UPS has international loss carryforwards of approximately $668 million as of December 31, 1999. Of this amount, $288 million expires in varying amounts through 2009. The remaining $380 million may be carried forward indefinitely. These international loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous international taxable income within certain international tax jurisdictions. In addition, a portion of these losses has been deducted on the U.S. tax return, which could affect the amount of any future benefit.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


NOTE 8. DEFERRED TAXES, CREDITS AND OTHER LIABILITIES

  Deferred taxes, credits and other liabilities, as of December 31, consist of the following (in millions):

                                                                   1999   1998
                                                                  ------ ------
Deferred federal and state income taxes.......................... $2,373 $1,954
Insurance reserves...............................................    829    704
Other credits and noncurrent liabilities.........................    267    359
                                                                  ------ ------
                                                                  $3,469 $3,017
                                                                  ====== ======

NOTE 9. OTHER OPERATING EXPENSES

  The major components of other operating expenses for the years ended December 31 are as follows (in millions):

                                                            1999   1998   1997
                                                           ------ ------ ------
Repairs and maintenance................................... $  945 $  864 $  804
Depreciation and amortization.............................  1,139  1,112  1,063
Purchased transportation..................................  1,679  1,519  1,374
Fuel......................................................    681    604    736
Other occupancy...........................................    373    375    395
Other expenses............................................  2,962  2,878  3,099
                                                           ------ ------ ------
                                                           $7,779 $7,352 $7,471
                                                           ====== ====== ======

NOTE 10. SEGMENT AND GEOGRAPHIC INFORMATION

  We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic area. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S. Non-package operations, which include the UPS Logistics Group, are distinct from package operations and are thus managed and reported separately. Based on the requirements of FAS 131, reportable segments include U.S. domestic package operations, international package operations and non-package operations.

  In evaluating financial performance, we focus on operating profit as a segment's measure of profit or loss. Operating profit is before interest expense, interest income, other non-operating gains and losses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (Note 1), with certain expenses allocated between the segments using activity-based costing methods.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  Segment information as of, and for the years ended December 31, is as follows (in millions):

                                                         1999    1998    1997
                                                        ------- ------- -------
Revenue:
 U.S. domestic package................................. $22,313 $20,650 $18,868
 International package.................................   3,730   3,399   3,067
 Non-package...........................................   1,009     739     523
                                                        ------- ------- -------
  Consolidated......................................... $27,052 $24,788 $22,458
                                                        ======= ======= =======
Operating Profit (Loss):
 U.S. domestic package................................. $ 3,568 $ 2,899 $ 1,654
 International package.................................     252      56     (67)
 Non-package...........................................     168     135     111
                                                        ------- ------- -------
  Consolidated......................................... $ 3,988 $ 3,090 $ 1,698
                                                        ======= ======= =======
Assets:
 U.S. domestic package................................. $11,398 $11,225 $10,985
 International package.................................   3,378   2,325   2,051
 Non-package...........................................   1,998   1,824   1,858
 Unallocated...........................................   6,269   1,693   1,018
                                                        ------- ------- -------
  Consolidated......................................... $23,043 $17,067 $15,912
                                                        ======= ======= =======

  Non-package operating profit included $108, $112 and $111 million for 1999, 1998 and 1997, respectively, of intersegment profit with a corresponding amount of operating expense included in the U.S. domestic package segment.

  In 1999 quarterly financial statements, we did not allocate capitalized software to individual segments, and reported the amounts capitalized as a separate "Corporate" line item. However, for the year ended December 31, 1999, all capitalized software costs, including amounts capitalized in prior quarters, have been allocated to the individual segments which benefit from the software.

  Revenue by product type for the years ended December 31, is as follows (in millions):

                                                         1999    1998    1997
                                                        ------- ------- -------
Letters, packages, and cargo........................... $26,043 $24,049 $21,935
Other..................................................   1,009     739     523
                                                        ------- ------- -------
                                                        $27,052 $24,788 $22,458
                                                        ======= ======= =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  Geographic information as of, and for the years ended December 31, is as follows (in millions):

                                                          1999    1998    1997
                                                         ------- ------- -------
U.S.:
 Revenue................................................ $24,059 $22,090 $20,105
 Long-lived assets...................................... $ 9,794 $10,031 $10,063
International:
 Revenue................................................ $ 2,993 $ 2,698 $ 2,353
 Long-lived assets...................................... $ 2,111 $ 1,611 $ 1,372
Consolidated:
 Revenue................................................ $27,052 $24,788 $22,458
 Long-lived assets...................................... $11,905 $11,642 $11,435

  Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, long-term investments and goodwill.

NOTE 11. MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

  The following is a summary of marketable securities and short-term investments at December 31, 1999 and 1998 (in millions):

                                                   Gross               Extimated
                                                 Unrealized   Gross      Fair
                                           Cost    Gains    Unrealized   Value
1999                                      ------ ---------- ---------- ---------
U.S. government securities..............  $  179    $--        $  3     $  176
U.S. corporate securities...............   1,205       1          4      1,202
Other debt securities...................     610     --           1        609
                                          ------    ----       ----     ------
 Total debt securities..................   1,994       1          8      1,987
Equity securities.......................      87       5          5         87
                                          ------    ----       ----     ------
                                          $2,081    $  6       $ 13     $2,074
                                          ======    ====       ====     ======
                                                   Gross               Extimated
                                                 Unrealized   Gross      Fair
                                           Cost    Gains    Unrealized   Value
1998                                      ------ ---------- ---------- ---------
U.S. government securities..............  $  194    $  2       $--      $  196
U.S. corporate securities...............     188       2        --         190
Other debt securities...................       2     --         --           2
                                          ------    ----       ----     ------
 Total debt securities..................     384       4        --         388
Equity securities.......................       6     --           5          1
                                          ------    ----       ----     ------
                                          $  390    $  4       $  5     $  389
                                          ======    ====       ====     ======

  The gross realized gains on sales of marketable securities totaled $6 million in 1999 and 1998. The gross realized losses totaled $12 million in 1999 and $1 million in 1998. The adjustment to unrealized holding losses on marketable securities, net of tax, included in other comprehensive income totaled $3 million in 1999, and $1 million in 1998.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES


  The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 1999, by contractual maturity, are shown below (in millions). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                       Estimated
                                                                         Fair
                                                                 Cost    Value
                                                                ------ ---------
Due in one year or less........................................ $1,592  $1,591
Due after one year through three years.........................     35      34
Due after three years through five years.......................    181     178
Due after five years...........................................    186     184
                                                                ------  ------
                                                                 1,994   1,987
Equity securities..............................................     87      87
                                                                ------  ------
                                                                $2,081  $2,074
                                                                ======  ======

NOTE 12. QUARTERLY INFORMATION (unaudited)

                                           Second                        Fourth
                          First Quarter    Quarter     Third Quarter     Quarter
                          ------------- -------------- -------------  -------------
                           1999   1998   1999    1998   1999   1998    1999   1998
                          ------ ------ ------  ------ ------ ------  ------ ------
                                  (in millions, except per share amounts)
Revenue:
 U.S. domestic package..  $5,231 $4,892 $5,434  $5,090 $5,574 $5,147  $6,074 $5,521
 International package..     885    796    908     838    909    823   1,028    942
 Non-package............     215    171    218     179    232    188     344    201
                          ------ ------ ------  ------ ------ ------  ------ ------
  Total revenue.........   6,331  5,859  6,560   6,107  6,715  6,158   7,446  6,664
Operating profit (loss):
 U.S. domestic package..     789    594    898     747    916    757     965    801
 International package..      52     11     71      23     47    (15)     82     37
 Non-package............      25     35     33      35     27     35      83     30
                          ------ ------ ------  ------ ------ ------  ------ ------
  Total operating
   profit...............     866    640  1,002     805    990    777   1,130    868
Net income (loss).......  $  499 $  352 $ (854) $  458 $  577 $  449  $  661 $  482
Earnings (loss) per
 share:
 Basic..................  $ 0.45 $ 0.32 $(0.77) $ 0.42 $ 0.53 $ 0.41  $ 0.57 $ 0.44
 Diluted................  $ 0.44 $ 0.32 $(0.77) $ 0.42 $ 0.52 $ 0.40  $ 0.56 $ 0.43

The loss for the second quarter of 1999 resulted from a tax assessment charge discussed in Note 4.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          United Parcel Service, Inc.
                                          (Registrant)

                                                    /s/ James P. Kelly
                                          By: _________________________________
                                                    James P. Kelly
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ William H. Brown, III         Director                     March 30, 2000
______________________________________
        William H. Brown, III

       /s/ Robert J. Clanin            Senior Vice President,       March 30, 2000
______________________________________  Chief Financial Officer,
           Robert J. Clanin             Treasurer and Director
                                        (Principal Financial and
                                        Accounting Officer)

        /s/ Michael L. Eskew           Executive Vice President     March 30, 2000
______________________________________  and Director
           Michael L. Eskew

         /s/ James P. Kelly            Chairman of the Board,       March 30, 2000
______________________________________  Chief Executive Officer
            James P. Kelly              and Director (Principal
                                        Executive Officer)

                                       Director
______________________________________
           Ann M. Livermore

                                       Director
______________________________________
          Gary E. MacDougal

       /s/ Joseph R. Moderow           Senior Vice President,       March 30, 2000
______________________________________  Secretary and Director
          Joseph R. Moderow

                                       Director
______________________________________
            Kent C. Nelson

              Signature                          Title                   Date
              ---------                          -----                   ----

                                       Director
______________________________________
           Victor A. Pelson

                                       Director
______________________________________
            John W. Rogers


      /s/ Charles L. Schaffer          Senior Vice President and    March 30, 2000
______________________________________  Director
         Charles L. Schaffer

         /s/ Lea N. Soupata            Senior Vice President and    March 30, 2000
______________________________________  Director
            Lea N. Soupata

                                       Director
______________________________________
           Robert M. Teeter

      /s/ Thomas H. Weidemeyer         Senior Vice President and    March 30, 2000
______________________________________  Director
         Thomas H. Weidemeyer

                                 EXHIBIT INDEX

  Unless otherwise noted, documents filed with the Commission referred to below were filed by United Parcel Service of America, Inc.

 Exhibit No. Description
 ----------- ------------------------------------------------------------------
  2.1        Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel
             Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to United Parcel Service, Inc.'s registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

  3.1        Form of Restated Certificate of Incorporation of United Parcel
             Service, Inc. (incorporated by reference to United Parcel Service,
             Inc.'s registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

  3.2 Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to United Parcel Service, Inc.'s registration statement on Form S-4 (No. 333-83349), filed on July
             21, 1999, as amended).

  4.1 Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to United Parcel Service, Inc.'s registration statement on Form S-4 (No. 333-83349), filed on July
             21, 1999, as amended).

  4.2 Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to United Parcel Service, Inc.'s registration statement on Form S-4 (No. 333-83349), filed on July
             21, 1999).

  4.3        Specimen Certificate of 8 3/8% Debentures due April 1, 2020
             (incorporated by reference to Exhibit 4(c) to Registration
             Statement No. 33-32481, filed December 7, 1989).

  4.4        Indenture relating to 8 3/8% Debentures due April 1, 2020
             (incorporated by reference to Exhibit 4(c) to Registration
             Statement No. 33-32481, filed December 7, 1989).

  4.5        Specimen Certificate of $500,000,000 of Temporary and Permanent
             Global Notes in connection with the European medium term note program (available to the Commission upon request).

  4.6 Indenture relating to the $500,000,000 European Medium term note program (available to the Commission upon request).

  4.7        Specimen Certificate of Exchange Offer Notes Due 2030
             (incorporated by reference to Exhibit T-3C to Form T-3 filed
             December 18, 1997).

  4.8 Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

  4.9        Specimen Certificate of $200,000,000 of 6.625% Euro Notes due
             April 25, 2001 (available to the Commission upon request).

  4.10       Indenture relating to $200,000,000 of 6.625% Euro Notes due April
             25, 2001 (available to the Commission upon request).

  4.11       Specimen Certificate of $300,000,000 of 6.25% Euro Notes due July
             7, 2000 (available to the Commission upon request).

  4.12       Indenture relating to $300,000,000 of 6.25% Euro Notes due July 7,
             2000 (available to the Commission upon request).

  4.13       Specimen Certificate of $1,000,000,000 of Temporary and Permanent
             Global Notes in connection with the European medium term note program (available to the Commission upon request).

  4.14 Indenture relating to the $1,000,000,000 European medium term note program (available to the Commission upon request).


 Exhibit No. Description
 ----------- ------------------------------------------------------------------
  4.15       Indenture relating to $2,000,000,000 of debt securities
             (incorporated by reference to Exhibit 4.1 to Pre-Effective
             Amendment No. 1 to Registration Statement on Form S-3 (No. 333-
             08369) as filed January 26, 1999).

  4.16 Form of Supplemental Indenture relating to $2,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-
             Effective Amendment No. 1 to Registration Statement on Form S-3
             (No. 333-08369-01) as filed March 15, 2000)

 10.1 UPS Thrift Plan, as Amended and Restated January 1, 1976, including Amendment Nos. 1 and 2 (incorporated by reference to Exhibit 10(a) to 1980 Annual Report on Form 10-K).

             (1) Amendment No. 3 to the UPS Thrift Plan (incorporated by reference to Exhibit 20(b) to 1980 Annual Report on Form 10-
                   K).

             (2) Amendment No. 4 to the UPS Thrift Plan (incorporated by reference to Exhibit 20(b) to 1981 Annual Report on Form 10-
                   K).

             (3) Amendment No. 5 to the UPS Thrift Plan (incorporated by reference to Exhibit 19(b) to 1983 Annual Report on Form 10-
                   K).

             (4) Amendment No. 6 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(4) to 1985 Annual Report on Form
                   10-K).

             (5) Amendment No. 7 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(5) to 1985 Annual Report on Form
                   10-K).

             (6) Amendment No. 8 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(6) to 1987 Annual Report on Form
                   10-K).

             (7)   Amendment No. 9 to the UPS Thrift Plan (incorporated by
                   Reference to Exhibit 10(a)(7) to 1987 Annual Report on Form
                   10-K).

             (8) Amendment No. 10 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(8) to 1990 Annual Report on Form
                   10-K).

             (9) Amendment No. 11 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(9) to 1991 Annual Report on Form
                   10-K).

             (10) Amendment No. 12 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(10) to 1991 Annual Report on Form
                   10-K).

             (11) Amendment No. 13 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(11) to 1991 Annual Report on Form
                   10-K).

             (12) Amendment No. 14 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(12) to 1991 Annual Report on Form
                   10-K).

             (13) Amendment No. 15 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(13) to 1992 Annual Report on Form
                   10-K).

             (14) Amendment No. 16 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(14) to 1993 Annual Report on Form
                   10-K).

             (15) Amendment No. 17 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(15) to 1993 Annual Report on Form
                   10-K).

             (16) Amendment No. 18 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(16) to 1994 Annual Report on Form
                   10-K).

             (17) Amendment No. 19 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(17) to 1994 Annual Report on Form
                   10-K).

             (18) Amendment No. 20 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(18) to 1995 Annual Report on Form
                   10-K).


 Exhibit No. Description
 ----------- ------------------------------------------------------------------
             (19)  Amendment No. 21 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(19) to 1995 Annual Report on Form
                   10-K).

             (20) Amendment No. 22 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(20) to 1996 Annual Report on Form
                   10-K).

             (21) Amendment No. 23 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(21) to 1996 Annual Report on Form
                   10-K).

 10.2        UPS Retirement Plan (including Amendments 1 through 4)
             (incorporated by reference to Exhibit 9 to 1979 Annual Report on
             Form 10-K).

             (1) Amendment No. 5 to the UPS Retirement Plan (incorporated by reference to Exhibit 20(a) to 1980 Annual Report on Form 10-
                   K).

             (2) Amendment No. 6 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(a) to 1983 Annual Report on Form 10-
                   K).

             (3) Amendment No. 7 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(3) to 1984 Annual Report on Form
                   10-K).

             (4) Amendment No. 8 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(4) to 1985 Annual Report on Form
                   10-K).

             (5) Amendment No. 9 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(5) to 1985 Annual Report on Form
                   10-K).

             (6) Amendment No. 10 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(a) to 1988 Annual Report on Form 10-
                   K).

             (7) Amendment No. 11 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(b) to 1988 Annual Report on Form 10-
                   K).

             (8) Amendment No. 12 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(8) to 1989 Annual Report on Form
                   10-K).

             (9)   Amendment No. 13 to the UPS Retirement Plan (incorporated by
                   Reference to Exhibit 10(b)(9) to 1989 Annual Report on Form
                   10-K).

             (10) Amendment No. 14 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(10) to 1990 Annual Report on Form
                   10-K).

             (11) Amendment No. 15 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(11) to 1992 Annual Report on Form
                   10-K).

             (12) Amendment No. 16 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(12) to 1994 Annual Report on Form
                   10-K).

             (13) Amendment No. 17 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(13) to 1994 Annual Report on Form
                   10-K).

             (14) Amendment No. 18 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(14) to 1995 Annual Report on Form
                   10-K).

             (15) Amendment No. 19 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(15) to 1995 Annual Report on Form
                   10-K).

             (16) Amendment No. 20 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(16) to 1995 Annual Report on Form
                   10-K).

             (17) Amendment No. 21 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(17) to 1996 Annual Report on Form
                   10-K).

 Exhibit No. Description
 ----------- ------------------------------------------------------------------
             (18)  Amendment No. 22 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(18) to 1997 Annual Report on Form
                   10-K).

             (19) Amendment No. 23 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(19) to 1998 Annual Report on Form
                   10-K).

 10.3 Indemnification Contracts or Arrangements (incorporated by reference to Item 8 of Form 10, as filed April 29, 1970).

 10.4        Agreement of Sale between Delaware County Industrial Development
             Authority and Penallen Corporation, dated as of December 1, 1985;
             Remarketing Agreement, dated as of December 1, 1985, among United
             Parcel Service of America, Inc., Penallen Corporation and Salomon
             Brothers Inc; Guarantee Agreement, dated as of December 1, 1985, between United Parcel Service of America, Inc. and Irving Trust
             Company; Guarantee by United Parcel Service of America, Inc. to
             Delaware County Industrial Development Authority, dated as of
             December 1, 1985 (incorporated by reference to Exhibit 10(m) to
             1985 Annual Report on Form 10-K).

 10.5        Receivables Purchase and Sale Agreement, dated as of November 24,
             1987, among United Parcel Service, Inc., an Ohio corporation,
             United Parcel Service, Inc., a New York corporation, United Parcel
             Service of America, Inc., Cooperative Receivables Corporation and
             Citicorp North America, Inc. (incorporated by reference to Exhibit
             10(l) to 1987 Annual Report on Form 10-K).

 10.6        Receivables Purchase and Sale Agreement, dated as of November 24,
             1987, among United Parcel Service, Inc., an Ohio corporation,
             United Parcel Service, Inc., a New York corporation, United Parcel
             Service of America, Inc., Citibank, N.A., and Citicorp North
             America, Inc. (incorporated by reference to Exhibit 10(m) to 1987
             Annual Report on Form 10-K).

 10.7 Membership Agreement, dated as of November 24, 1987, by and between Cooperative Receivables Corporation and United Parcel
             Service of America, Inc. (incorporated by reference to Exhibit
             10(n) to 1987 Annual Report on Form 10-K).

 10.8        Amended and Restated Facility Lease Agreement, dated as of
             November 6,1990, among Overseas Partners Leasing, Inc., United
             Parcel Service General Services Co. and United Parcel Service of
             America, Inc. (incorporated by reference to Exhibit 10(r) to 1990
             Annual Report on Form 10-K).

 10.9        Amended and Restated Aircraft Lease Agreement, dated as of
             November 6, 1990, among Overseas Partners Leasing, Inc., United
             Parcel Service Co. and United Parcel Service of America, Inc.
             (incorporated by reference to Exhibit 10(s) to 1990 Annual Report on Form 10-K).

 10.10       Agreement of Sale, dated as of December 28, 1989, between Edison
             Corporation and Overseas Partners Leasing, Inc. (incorporated by reference to Exhibit 10(t) to 1989 Annual Report on Form 10-K).

 10.11       Assignment and Assumption Agreement, dated as of December 28,
             1989, between and among Edison Corporation, Overseas Partners
             Leasing, Inc., McBride Enterprises, Inc. and Ramapo Ridge-McBride
             Office Park (incorporated by reference to Exhibit 10(u) to 1989
             Annual Report on Form 10-K).

 10.12       UPS Deferred Compensation Plan for Non-Employee Directors
             (incorporated by reference to Exhibit 10(v) to 1990 Annual Report on Form 10-K).




 10.13       UPS Savings Plan, as Amended and Restated, including Amendment
             Nos. 1-5 (incorporated by reference to Exhibit 10(x) to 1990
             Annual Report on Form 10-K).

             (1) Amendment No. 6 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(1) to 1990 Annual Report on Form
                   10-K).


 Exhibit No. Description
 ----------- ------------------------------------------------------------------
             (2)   Amendment No. 7 to the UPS Savings Plan (incorporated by
                   reference to Exhibit 10(x)(2) to 1991 Annual Report on Form
                   10-K).

             (3) Amendment No. 8 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(3) to 1992 Annual Report on Form
                   10-K).

             (4) Amendment No. 9 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(4) to 1992 Annual Report on Form
                   10-K).

             (5)   Amendment No. 10 to the UPS Savings Plan (Incorporated by
                   Reference to Exhibit 10(x)(5) to 1992 Annual Report on Form
                   10-K).

             (6) Amendment No. 11 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(6) to 1994 Annual Report on Form
                   10-K).

             (7) Amendment No. 12 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(7) to 1994 Annual Report on Form
                   10-K).

             (8) Amendment No. 13 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(8) to 1994 Annual Report on Form
                   10-K).

             (9) Amendment No. 14 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(9) to 1994 Annual Report on Form
                   10-K).

             (10) Amendment No. 15 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(10) to 1994 Annual Report on Form
                   10-K).

             (11)  Restatement Amendment No. 1 to the UPS Savings Plan
                   (incorporated by reference to Exhibit 10(x)(11) to 1996
                   Annual Report on Form 10-K).

             (12)  Restatement Amendment No. 2 to the UPS Savings Plan
                   (incorporated by reference to Exhibit 10(x)(12) to 1995
                   Annual Report on Form 10-K).

             (13)  Restatement Amendment No. 3 to the UPS Savings Plan
                   (incorporated by reference to Exhibit 10(o)(13) to 1996
                   Annual Report on Form 10-K).

             (14)  Restatement Amendment No. 4 to the UPS Savings Plan
                   (incorporated by reference to Exhibit 10(o)(14) to 1996
                   Annual Report on Form 10-K).

             (15)  Restatement Amendment No. 5 to the UPS Savings Plan
                   (incorporated by reference to Exhibit 10(o)(15) to 1996
                   Annual Report on Form 10-K).

             (16)  Restatement Amendment No. 6 to the UPS Savings Plan
                   (incorporated by reference to Exhibit 10(o)(16) to 1997
                   Annual Report on Form 10-K).

 10.14       Credit Agreement (364-Day Facility) dated April 29, 1999 among
             United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney as Co-Arranger and NationsBanc
             Montgomery Securities LLC as Co-Arranger and Bank of America NT &
             SA., as Agent, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

 10.15       Credit Agreement (Five-Year Facility) dated April 30, 1998 among
             United Parcel Service of America, Inc., the initial lenders named therein, Citicorp Securities, Inc. as Co-Arranger and BancAmerica
             Robertson as Co-Arranger and Bank of America NT & SA as Agent and
             Citibank, N.A., as Agent (incorporated by reference to Exhibit
             10(b) to the Quarterly Report on Form 10-Q for the Quarter Ended
             March 30, 1998).

 10.16       UPS 1991 Stock Option Plan (Amended and Restated as of February
             20, 1992) (incorporated by reference to Appendix A to Definitive
             Proxy Statement for 1995 Annual Meeting of Shareholders).


 Exhibit No. Description
 ----------- ------------------------------------------------------------------
 10.17       UPS Excess Coordinating Benefit Plan (incorporated by reference to
             Exhibit 10(s) to 1997 Annual Report on Form 10-K).

 10.18 UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).

 10.19       UPS Qualified Stock Ownership Plan and Trust Agreement
             (incorporated by reference to Exhibit 4.1 to Registration
             Statement No. 333-67479, filed November 18, 1998).

             (1)  Amendment No. 1 to the UPS Qualified Stock Ownership Plan and
             Trust Agreement.

             (2)  Amendment No. 2 to the UPS Qualified Stock Ownership Plan and
             Trust Agreement.


             (3)  Amendment No. 3 to the UPS Qualified Stock Ownership Plan and
             Trust Agreement.

 10.20       Form of United Parcel Service, Inc. Incentive Compensation Plan
             (incorporated by reference to United Parcel Service, Inc.'s registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

 21          Subsidiaries of the Registrant.

 23          Consent of Deloitte & Touche LLP.

 27          Financial Data Schedule.