Form 10-Q
period 2000-03-31
UNITED PARCEL SERVICE INC
filed 2000-05-15
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
                      For the Quarter Ended March 31, 2000

                         Commission file number 0-4714

                           United Parcel Service, Inc.
--------------------------------------------------------------------------------
                    (Exact name of registrant specified in its charter)


 Delaware                                                    58-2480149
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)


55 Glenlake Parkway, NE

--------------------------------------------------------------------------------
Atlanta, Georgia                                                  30328
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code (404) 828-6000
                                                   --------------


                                 Not Applicable

--------------------------------------------------------------------------------
Former name, address and fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
    --------


                    Class A and B Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

                  1,037,596,982 Class A shares, 109,400,000 Class B shares
--------------------------------------------------------------------------------
                          Outstanding as of May 3, 2000

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2000 (unaudited) and December 31, 1999
                (In millions except share and per share amounts)

                                                         March 31,  December 31,
Assets                                                     2000         1999
------                                                   -------       -----
Current Assets:
   Cash and cash equivalents                             $ 2,471      $ 4,204
   Marketable securities and short-term investments        1,707        2,074
   Accounts receivable                                     3,306        3,167
   Prepaid employee benefit costs                          1,136        1,327
   Materials, supplies and other prepaid expenses            460          366
                                                          ------       ------
Total Current Assets                                       9,080       11,138

Property,  Plant and  Equipment  (including  aircraft
     under  capitalized lease obligations)- at cost,
     net of accumulated depreciation and amortization
     of $9,016 in 2000 and $8,891 in 1999                 11,462       11,579
Other Assets                                                 376          326
                                                         -------       ------
                                                         $20,918      $23,043
                                                          ======       ======
Liabilities and Shareowners' Equity

Current Liabilities:

   Commercial paper                                     $    898    $      -
   Accounts payable                                        1,568       1,295
   Accrued wages and withholdings                          1,337         998
   Dividends payable                                           -         361
   Tax assessment                                            146         457
   Income taxes payable                                      430          50
   Current maturities of long-term debt                      346         512
   Other current liabilities                                 735         525
                                                          ------       -----
            Total Current Liabilities                      5,460       4,198

Long-Term Debt (including capitalized lease
      obligations)                                         1,952       1,912
                                                           -----       -----
Accumulated Postretirement Benefit
      Obligation, Net                                      1,021         990
                                                           -----         ---
Deferred Taxes, Credits and Other Liabilities              3,501       3,469
                                                           -----       -----
Shareowners' Equity:
   Preferred stock, no par value,
      authorized 200,000,000 shares, none issued               -           -
   Class A common stock, par value $.01 per share,
      authorized 4,600,000,000 shares, issued
      1,033,175,223 and 1,101,295,534 in 2000 and 1999        10          11
   Class B common stock, par value $.01 per share,
      authorized 5,600,000,000 shares, issued
      109,400,000                                              1           1
   Additional paid-in capital                              1,012       5,096
   Retained earnings                                       8,143       7,536
   Accumulated other comprehensive loss                     (182)       (170)
                                                          ------      ------
                                                           8,984      12,474
                                                          ------      ------
                                                         $20,918     $23,043
                                                          ======      ======


                 See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                   Three Months Ended March 31, 2000 and 1999
                     (In millions except per share amounts)
                                   (unaudited)

                                                Three Months Ended
                                                    March 31,
                                                  2000     1999

Revenue                                         $ 7,220  $ 6,331
                                                 ------   ------
Operating Expenses:
  Compensation and benefits                       4,075    3,652
  Other                                           2,062    1,813
                                                 ------   ------
                                                  6,137    5,465

Operating Profit                                  1,083      866
                                                 ------   ------
Other Income and (Expense):
  Investment income                                 333       31
  Interest expense                                  (52)     (49)
  Miscellaneous, net                                (10)     (16)
                                                 -------  -------
                                                    271      (34)
                                                 -------  -------
Income Before Income Taxes                        1,354      832

Income Taxes                                        541      333
                                                 ------   ------
Net Income                                      $   813  $   499
                                                 ======   ======
Basic Earnings Per Share                        $  0.68  $  0.45
                                                 ======    =====
Diluted Earnings Per Share                      $  0.67  $  0.44
                                                 ======   ======






                 See notes to unaudited consolidated financial statements.


                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                        Three Months Ended March 31, 2000
                     (In millions except per share amounts)
                                   (unaudited)

                                                                                     Accumulated
                                  Class A         Class B     Additional                Other         Total
                               Common Stock    Common Stock    Paid-In   Retained  Comprehensive   Shareowners'
                               ------------    ------------
                               Shares  Amount Shares  Amount   Capital    Earnings      Loss           Equity
                               ------  ------ ------  ------   -------    --------      ----           ------
Balance, January 1, 2000      1,101      $11    109     $ 1     $5,096    $7,536      $ (170)        $12,474
  Comprehensive income:
    Net income                    -        -      -       -          -       813          -              813
    Foreign currency
      adjustments                 -        -      -       -          -         -         (16)            (16)
    Unrealized gain on
      marketable securities       -        -      -       -          -         -           4               4
                                                                                                         ---
  Comprehensive income                                                                                   801
                                                                                                         ---
  Dividends ($0.17 per share)     -        -      -       -          -      (206)          -            (206)
  Stock award plans               -        -      -       -         15         -           -              15
  Common stock purchases:
    Tender offer                (68)      (1)     -       -     (4,069)        -           -          (4,070)
    Other                        (1)       -      -       -        (54)        -           -             (54)
  Common stock issuances          1        -      -       -         24         -           -              24
                              -----      ---    ---    ----      -----      ----       -----           -----

Balance, March 31, 2000       1,033      $10    109     $ 1     $1,012    $8,143       $(182)         $8,984
                              =====      ===    ===     ===     ======    ======       ======         ======



                 See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                  (In millions)
                                   (unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                         2000      1999
                                                         ----      ----
Cash flows from operating activities:
      Net income                                        $ 813     $  499
        Adjustments to reconcile net income to net
          cash from operating activities:
            Depreciation and amortization                 283        283
            Postretirement benefits                        31         24
            Deferred taxes, credits, and other             79         63
            Stock award plans                             144         88
            Gain on exchange of investments and sale
             of business                                 (290)         -
            Changes in assets and liabilities:
               Accounts receivable                       (139)        36
               Prepaid employee benefit costs             191        242
               Materials, supplies and other
                 prepaid expenses                         (94)       (37)
               Accounts payable                           273       (175)
               Accrued wages and withholdings             210         48
               Dividends payable                         (361)      (247)
               Tax assessment                            (311)         -
               Income taxes payable                       380        266
               Other current liabilities                  151         79
                                                         ----      -----
      Net cash from operating activities                1,360      1,169
                                                        -----      -----
Cash flows from investing activities:
      Capital expenditures                               (315)      (214)
      Disposals of property, plant and equipment          193         12
      Purchases of marketable securities and
           short-term investments                        (766)      (487)
      Sales and maturities of marketable securities
            and short-term investments                  1,385        399
      Construction funds in escrow                         (2)      (149)
      Other asset receipts (payments)                     (55)         2
                                                        -----      -----
      Net cash from (used in) investing activities        440       (437)
                                                         ----       ----
Cash flows from financing activities:
      Proceeds from borrowings                            970        959
      Repayments of borrowings                           (196)      (261)
      Purchases of common stock via tender offer       (4,070)         -
      Purchases of common stock                           (54)      (216)
      Issuances of common stock pursuant to stock
           awards and employee stock purchase plans        24        333
      Dividends                                          (206)         -
      Other transactions                                    -         31
                                                        ------     -----
      Net cash from (used in) financing activities     (3,532)       846
                                                       ------      -----
Effect of exchange rate changes on cash                    (1)       (23)
                                                       -------     -----
Net increase (decrease) in cash and cash equivalents   (1,733)     1,555

Cash and cash equivalents:
      Beginning of period                               4,204      1,240
                                                        -----      -----
      End of period                                    $2,471     $2,795
                                                        =====      =====
Cash paid during the period for:
      Interest (net of amount capitalized)             $  130     $   35
                                                        =====      =====
      Income taxes                                     $   67     $   26
                                                        =====      =====

                 See notes to unaudited consolidated financial statements.

                       UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                                      2000        1999

Numerator:
   Numerator for basic and diluted
     earnings per share -
       Net Income                                     $ 813       $ 499
                                                       ====        ====

Denominator:
   Weighted-average shares -
     Denominator for basic earnings
       per share                                      1,189       1,113
Effect of dilutive securities:
   Contingent shares -
   Management Incentive Awards                            4           8
     Stock option plans                                  20           8
                                                      -----        ----
Denominator for diluted earnings
       per share                                      1,213       1,129
                                                      =====       =====
Basic Earnings Per Share                              $0.68       $0.45
                                                       ====        ====
Diluted Earnings Per Share                            $0.67       $0.44
                                                       ====        ====

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4. On August 9, 1999, the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the U.S. Tax Court entered a decision in accord with its opinion.

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

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

      The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. These proposed adjustments, if sustained, would result in $82 million in additional income tax expense.

      We expect that we will prevail on substantially all of these issues. We believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. Should the IRS prevail, however, unpaid interest on these adjustments through 1999 could aggregate up to $270 million, after the benefit of related tax deductions. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. The IRS may take similar positions with respect to some of these issues for each of the years from 1991 through 1999. We believe the eventual resolution of these issues will not result in a material adverse effect upon our financial condition, results of operations or liquidity.

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

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     We have been named as a defendant in 11 lawsuits that seek to hold us (and in two cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Six of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding before the United States District Court for the Southern District of New York. We are in the process of removing the remaining cases to federal court and having them consolidated into the multi-district litigation proceeding. These cases are in their initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

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

      In February 2000, the arbitrator ruled against us and ordered us to create the 2,000 new full-time jobs from existing part-time positions within 90 days of the arbitrator's decision, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We have also agreed to create 2,000 full-time jobs from existing part-time jobs for the second year of the contract and to make the affected employees whole. We have conferred with the Teamsters on this issue and are now in the process of staffing the newly created jobs. In the first quarter of 2000, we recorded a pre-tax charge of $59 million for the retroactive compensation and associated benefits that we expect to pay as a result of this matter. Our package volume surpassed pre-strike levels in 1999, and thus we are in the process of creating the 2,000 full-time jobs called for in the third year of the contract.

     On November 22, 1999, the U.S. Occupational Safety and Health Administration proposed regulations to mandate an ergonomics standard that would require American industry to make significant changes in the workplace in order to reduce the incidence of musculoskeletal complaints such as low back pain. The exact changes in the workplace that might be required to comply with these standards are not specified in the proposal. If OSHA enforced these regulations by seeking the same ergonomic measures it has advocated in the past under its general authority to remedy "recognized hazards," however, it might demand extensive changes in the physical layout of our distribution centers as well as the hiring of significant numbers of additional full-time and part-time employees. Our competitors, as well as the remainder of American industry, also would incur proportionately comparable costs.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     We, our competitors and other affected parties have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations. We do not believe that OSHA has complied with the statutory mandate of establishing significant risk of material health impairment or has properly analyzed the costs and benefits of these proposed regulations. We and other affected parties have the right to file additional comments in opposition to the proposed regulations and to appeal any final ergonomics standard to an appropriate federal court of appeals. We anticipate that such a standard would be rejected by the reviewing court. If ergonomic regulations resembling the current proposal were sustained by a reviewing court, we believe that we would prevail in an enforcement proceeding based on substantial defenses including the vagueness of the standards and the technological and economic feasibility of costly abatement measures.

     OSHA has taken the position that the cost of compliance with the proposed regulations will be only $4.2 billion per year over a ten-year period for all of American industry. We believe that these estimates are unrealistic. We have attempted to estimate the costs of compliance if OSHA adopts the proposed regulations and applies them in the same way as it sought to apply its prior unsuccessful attempts to impose ergonomic measures under its general authority. Based on this experience and assuming that, contrary to our expectations, OSHA were able successfully to obtain court orders applying to all of our facilities that mandated compliance with these regulations, we estimate that the cost of compliance could be approximately $20 billion in initial costs, which would be incurred over a period of years, and approximately $5 billion in incremental annual costs. Such expenditures, if required to be incurred, would materially and adversely affect our results of operations, liquidity and financial condition.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect upon our financial condition, results of operations or liquidity.

      5. We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are divided into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic region. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S. Non-package operations, which include the UPS Logistics Group, are distinct from package operations and are thus managed and reported separately.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Segment information for the three months ended March 31 is as follows (in millions):

                                                      Three Months Ended
                                                          March 31,
                                                       2000        1999

Revenue:
  U.S. domestic package                              $5,841      $5,231
  International package                               1,023         885
  Non-package                                           356         215
                                                      -----       -----
      Consolidated                                   $7,220      $6,331
                                                      =====       =====
Operating profit:
   U.S. domestic package                             $  893       $ 789
   International package                                 64          52
   Non-package                                          126          25
                                                      -----        ----
      Consolidated                                   $1,083       $ 866
                                                     ======        ====

      Non-package operating profit for the three months ended March 31, 2000 and 1999, respectively, included $27 and $29 million of intersegment profit with a corresponding amount of operating expense included in the U.S. domestic package segment.

6. The major components of other operating expenses for the three months ended March 31 are as follows (in millions):

                                                    Three Months Ended
                                                          March 31,
                                                       2000        1999
                                                       ----        ----
Repairs and maintenance                              $  239      $  217
Depreciation and amortization                           283         283
Purchased transportation                                434         376
Fuel                                                    238         142
Other occupancy                                         107         101
Other expenses                                          761         694
                                                      -----       -----
  Consolidated                                       $2,062      $1,813
                                                      =====       =====

7. Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000 and 1999
------------------------------------------
      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                 Three Months Ended
                                      March 31,              Change
                                                             ------
                                   2000      1999         $         %
                                   ----      ----         -         -
Revenue (in millions):
  U.S. domestic package:
      Next Day Air               $1,381     $1,208      $173      14.3%
      Deferred                      694        611        83      13.6
      Ground                      3,766      3,412       354      10.4
                                  -----      -----      ----
Total U.S. domestic package       5,841      5,231       610      11.7

 International package:
      Domestic                      233        235        (2)     (0.9)
      Export                        685        574       111      19.3
      Cargo                         105         76        29      38.2
                                  -----      -----       ---
  Total International package     1,023        885       138      15.6
  Non-package                       356        215       141      65.6
                                 ------      -----      ----
      Consolidated               $7,220     $6,331      $889      14.0%
                                  =====      =====       ===

Average Daily Package Volume                              #
 (in thousands):                                          -

  U.S. domestic package:
      Next Day Air                1,071        976        95       9.7%
      Deferred                      856        787        69       8.8
      Ground                     10,102      9,664       438       4.5
                                 ------     ------       ---
  Total U.S. domestic package    12,029     11,427       602       5.3
  International package:
      Domestic                      754        699        55       7.9
      Export                        342        279        63      22.6
                                 ------     ------       ---
  Total International package     1,096        978       118      12.1
                                 ------     ------       ---
      Consolidated               13,125     12,405       720       5.8%
                                 ======     ======       ===

  Operating days in period           65         63

                                                          $
Average Revenue Per Piece:                                -
  U.S. domestic package:
      Next Day Air               $19.84     $19.65      $.19       1.0%
      Deferred                    12.47      12.32       .15       1.2
      Ground                       5.74       5.60       .14       2.5
  Total U.S. domestic package      7.47       7.27       .20       2.8
  International:
      Domestic                     4.75       5.34      (.59)    (11.0)
      Export                      30.81      32.66     (1.85)     (5.7)
  Total International package     12.89      13.13      (.24)     (1.8)
      Consolidated               $ 7.92     $ 7.73      $.19       2.5%
                                  =====      =====      ====

    Management's Discussion and Analysis of Financial Condition and Results
                           of Operations (continued)

      U.S. domestic package revenue increased primarily due to volume gains across all product lines, continuing the trends reported during 1999. This increase was well balanced among our products. Our higher revenue per piece express (Next Day Air and Deferred) products continued to grow faster than our Ground products. However, our Ground products, which contributed over one-half of the revenue growth for this segment, grew at a 4.5% rate, increasing by an average of 438,000 packages per day. Also contributing to the revenue increase were the two extra operating days in the first quarter of 2000 compared to the first quarter of 1999. The average revenue increase for this segment on a per day basis was 8.2%.

      During the first quarter of 2000, we increased rates for standard ground shipments an average of 3.1% for commercial deliveries. The ground residential charge continued to be $1.00 over the commercial ground rate, with an additional delivery area surcharge of $1.50 added to certain less accessible areas. In addition, we increased rates for UPS Next Day Air, UPS Next Day Air Saver and UPS 2nd Day Air an average of 3.5%. The surcharge for UPS Next Day Air Early A.M. did not change. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased by 2.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

      The increase in international package revenue was due to volume growth for both our domestic and export products, offset by a decline in the revenue per piece for these products. This decline was primarily due to currency fluctuations, particularly a decline in the value of the Euro relative to the U.S. dollar. Overall average daily package volume increased 12.1% for international operations, with our export products, which have the highest revenue per piece of any of our products, increasing at 22.6%. The average revenue increase for this segment on a per day basis was 12.0%.

      The increase in non-package revenue resulted primarily from the new arrangement for providing excess value package insurance for our customers as well as continued growth of the UPS Logistics Group. Excluding the excess value business, which was not included in the segment during the same period last year, non-package revenue increased over 20%.

      Operating expenses increased by $672 million, or 12.3%, which was less than our revenue increase of 14.0%. Compensation and benefits expenses, the largest component of this increase, accounted for $423 million and included a $59 million charge relating to the creation of 4,000 new full-time hourly jobs resulting from the 1997 Teamsters contract. Other operating expenses increased $249 million due to higher fuel costs, claims expense associated with the new arrangement for providing excess value package insurance for our customers, and higher purchased transportation costs. The increase in purchased transportation costs was primarily due to increased business for our international operations, while the $96 million, or 67.6%, increase in fuel costs was due to the increase in fuel prices, the growth in our average daily volume, and the two extra operating days in the quarter, partially offset by the cost reductions generated by our hedging program. International operating expenses were favorably impacted by the decline in the value of the Euro relative to the U.S. dollar.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Our operating margin improved from 13.7 during the first quarter of 1999 to 15.0 during the first quarter of 2000. This improvement continues our recently reported trends and resulted primarily from product mix improvements along with better utilization of existing capacity.

      The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                  Three Months Ended
                                       March 31,             Change

        Operating Segment            2000      1999        $       %
        -----------------            ----      ----        -       -
                                          (dollars in millions)
U.S. domestic package              $  893    $ 789       $ 104   13.2%
International package                  64       52          12   23.1
Non-package                           126       25         101  404.0
                                     ----     ----        ----
  Consolidated operating profit    $1,083    $ 866       $ 217   25.1%
                                    =====     ====        ====

     U.S. domestic package operating profit increased over $100 million due to the volume and revenue improvements discussed previously.

     The improvement in the operating profit of our international package operations of 23.1% resulted from volume gains and was realized despite significantly higher fuel costs for this segment. Europe continues to be a significant contributor to these results, and we also experienced improvement in our Canadian operations.

     The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers, which contributed $58 million of additional operating profit for the quarter. Also contributing to the operating profit improvement was the $49 million gain we recognized from the sale of our UPS Truck Leasing subsidiary. These improvements were offset somewhat by start-up costs associated with both Service Parts Logistics and e-commerce initiatives.

     The increase in investment income of $302 million for the quarter is due to two factors. First, we recognized a $241 million gain on two investments held by our Strategic Enterprise Fund that were acquired by other companies. In addition, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that occurred in early March 2000, and the $1.2 billion in IPO proceeds that were not utilized for the tender offer and were still available for investment during March.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

      Net income for the first quarter of 2000 increased by $314 million from the first quarter of 1999, resulting in an increase in diluted earnings per share from $0.44 in 1999 to $0.67 in 2000. These results reflect the non-recurring items discussed above, which include the gains on our Strategic Enterprise Fund investments and sale of our Truck Leasing subsidiary, offset partially by the charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Excluding the net after-tax impact of these non-recurring items of $139 million, our net income for the first quarter of 2000 would have been $674 million, with an associated diluted earnings per share of $0.56.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

Liquidity and Capital Resources

      Our  primary  source of  liquidity  is our cash flow from  operations.  We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $4.2 billion at March 31, 2000. Of this amount, approximately $1.2 billion represents the net proceeds remaining from our initial public offering, which was completed in November 1999. We used the majority of the IPO proceeds to fund a cash tender offer to purchase Class A-1 shares from shareowners. The tender offer, which was announced on February 4, 2000 and expired on March 3, 2000, was for up to 100,893,277 shares at a price of $60 per share. The actual number of shares validly tendered and accepted for purchase by us was 67,834,815, which resulted in a cash expenditure of approximately $4.1 billion and reduced our outstanding Class A shares accordingly. The remaining IPO proceeds are available for a share repurchase program that was announced on April 20, 2000.

      We maintain a commercial paper program under which we are authorized to borrow up to $2.0 billion. Approximately $998 million was outstanding as of March 31, 2000. Since we do not intend to refinance the full commercial paper balance outstanding at March 31, 2000, $898 million has been classified as a current liability in our balance sheet. The average interest rate on the amount outstanding at March 31, 2000 was 6.0%.

      We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring in April 2001 and the other expiring in April 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of March 31, 2000.

      We also maintain a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, we may issue notes from time to time denominated in a variety of currencies. At March 31, 2000, $500 million was available under this program. Of the amount outstanding at March 31, 2000, $200 million bears interest at a stated interest rate of 6.625% and $300 million bears interest at a stated interest rate of 6.25%.

      In January 1999, we filed a shelf registration statement with the SEC, under which we may issue debt securities in the U.S. marketplace of up to $2.0 billion. The debt may be denominated in a variety of currencies. There was approximately $105 million issued under this shelf registration statement at March 31, 2000.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     On November 22, 1999, the U.S. Occupational Safety and Health Administration proposed regulations to mandate an ergonomics standard that would require American industry to make significant changes in the workplace in order to reduce the incidence of musculoskeletal complaints such as low back pain. The exact changes in the workplace that might be required to comply with these standards are not specified in the proposal. If OSHA enforced these regulations by seeking the same ergonomic measures it has advocated in the past under its general authority to remedy "recognized hazards," however, it might demand extensive changes in the physical layout of our distribution centers as well as the hiring of significant numbers of additional full-time and part-time employees. Our competitors, as well as the remainder of American industry, also would incur proportionately comparable costs.

     We, our competitors and other affected parties have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations. We do not believe that OSHA has complied with the statutory mandate of establishing significant risk of material health impairment or has properly analyzed the costs and benefits of these proposed regulations. We and other affected parties have the right to file additional comments in opposition to the proposed regulations and to appeal any final ergonomics standard to an appropriate federal court of appeals. We anticipate that such a standard would be rejected by the reviewing court. If ergonomic regulations resembling the current proposal were sustained by a reviewing court, we believe that we would prevail in an enforcement proceeding based on substantial defenses including the vagueness of the standards and the technological and economic feasibility of costly abatement measures.

     OSHA has taken the position that the cost of compliance with the proposed regulations will be only $4.2 billion per year over a ten-year period for all of American industry. We believe that these estimates are unrealistic. We have attempted to estimate the costs of compliance if OSHA adopts the proposed regulations and applies them in the same way as it sought to apply its prior unsuccessful attempts to impose ergonomic measures under its general authority. Based on this experience and assuming that, contrary to our expectations, OSHA were able successfully to obtain court orders applying to all of our facilities that mandated compliance with these regulations, we estimate that the cost of compliance could be approximately $20 billion in initial costs, which would be incurred over a period of years, and approximately $5 billion in incremental annual costs. Such expenditures, if required to be incurred, would materially and adversely affect our results of operations, liquidity and financial condition.


Market Risk
-----------
      We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We have engaged in several strategies to manage these market risks.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

      Our indebtedness under our various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, we may enter into interest rate swap agreements for purposes of managing our borrowing costs.

      For all foreign currency-denominated borrowing and certain lease transactions, we simultaneously entered into currency exchange agreements to lock in the price of the currency needed to pay the obligations and to hedge the foreign currency exchange risk associated with such transactions. We are exposed to other foreign currency exchange risks in the ordinary course of our business operations due to the fact that we provide our services in more than 200 countries and territories and collection of revenue and payment of certain expenses may give rise to currency exposure.

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

Year 2000 Update
----------------
      In 1995, we created a Year 2000 Committee to evaluate the year 2000 issue and to take appropriate action to address its implications for us. Since entering the year 2000, we have not experienced any significant disruptions related to the year 2000 issue, nor are we aware of any significant year 2000-related disruptions impacting our customers and suppliers. While we will continue to monitor our business critical information technology assets, we do not anticipate that we will experience any significant year 2000-related disruptions to our systems, nor to those of our customers and suppliers.

      Costs incurred to achieve year 2000 readiness, which include both internal and external resources, were charged to expense as incurred. Such costs totaled approximately $104 million, substantially all of which were incurred prior to December 31, 1999.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

      "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources" and other parts of this report contain "forward-looking" statements about matters that are inherently difficult to predict. These statements include statements regarding our intent, belief and current expectations. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties that may affect future developments. These risks include, for example, our continued ability to successfully compete, especially with foreign competition, the reliability and availability of rail transportation, the growth rate of e-commerce in relation to our expectations, adverse weather conditions and changing fuel prices. Additional information concerning these risks and uncertainties, and other factors you may wish to consider, are provided in the "Risk Factors" section of our prospectus dated November 9, 1999, as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Item 2.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We have been named as a defendant in 11 lawsuits that seek to hold us (and in two cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Six of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding before the United States District Court for the Southern District of New York. We are in the process of removing the remaining cases to federal court and having them consolidated into the multi-district litigation proceeding. These cases are in their initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

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

      In February 2000, the arbitrator ruled against us and ordered us to create the 2,000 new full-time jobs from existing part-time positions within 90 days of the arbitrator's decision, and to make whole the employees selected for the full-time positions for any lost wages or benefits. We have also agreed to create 2,000 full-time jobs from existing part-time jobs for the second year of the contract and to make the affected employees whole. We have conferred with the Teamsters on this issue and are now in the process of staffing the newly created jobs. In the first quarter of 2000, we recorded a pre-tax charge of $59 million for the retroactive compensation and associated benefits that we expect to pay as a result of this matter. Our package volume surpassed pre-strike levels in 1999, and thus we are in the process of creating the 2,000 full-time jobs called for in the third year of the contract.

Item 6. Exhibits and Reports on Form 8-K

A)    Exhibits:

        (10)  Material Contracts

(a) Credit Agreement (364-Day Facility) dated April 27, 2000 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and Bank of America Securities, LLC, as Co-Arranger and Bank of America N.A. as Documentation Agent and Citibank, N.A. as Administrative and Syndication Agent.

(b) Credit Agreement (Five-Year Facility) dated April 27, 2000 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and Bank of America Securities, LLC, as Co-Arranger and Bank of America N.A. as Documentation Agent and Citibank, N.A. as Administrative and Syndication Agent.

        (27)  Financial Data Schedule (for SEC filing purposes only)



(B) Reports on Form 8-K:

      During the quarter ended March 31, 2000, we filed one Current Report on Form 8-K, dated February 23, 2000.

                                  EXHIBIT INDEX

      (10)        Material Contracts

(a) Credit Agreement (364-Day Facility) dated April 27, 2000 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and Bank of America Securities, LLC, as Co-Arranger and Bank of America N.A. as Documentation Agent and Citibank, N.A. as Administrative and Syndication Agent.

(b) Credit Agreement (Five-Year Facility) dated April 27, 2000 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and Bank of America Securities, LLC, as Co-Arranger and Bank of America N.A. as Documentation Agent and Citibank, N.A. as Administrative and Syndication Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED PARCEL SERVICE, INC.
                                          ---------------------------
                                                (Registrant)




Date:   May 15, 2000               By:    /S/  Robert J. Clanin
                                          ----------------------
                                          Robert J. Clanin

                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer