Form 10-Q
period 2000-06-30
UNITED PARCEL SERVICE INC
filed 2000-08-14
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
   --------------------------------------------------------------------------
                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
   --------------------------------------------------------------------------
                       For the Quarter Ended June 30, 2000


                          Commission file number 0-4714


                           United Parcel Service, Inc.
   --------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)


     Delaware                                                    58-2480149
   --------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)


     55 Glenlake Parkway, NE
     Atlanta, Georgia                                                  30328
     -----------------------------------------------------------------------
     (Address of principal executive office)                       (Zip Code)


     Registrant's telephone number, including area code (404) 828-6000


                                 Not Applicable
   --------------------------------------------------------------------------
   Former name, address and fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


   YES   X       NO


              Class A and B Common Stock, par value $.01 per share
   --------------------------------------------------------------------------
                                (Title of Class)


             996,779,940 Class A shares, 145,243,505 Class B shares
   --------------------------------------------------------------------------
                        Outstanding as of August 10, 2000

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2000 (unaudited) and December 31, 1999
                (In millions except share and per share amounts)

                                                         June 30,   December 31,
Assets                                                     2000         1999
                                                       ----------- -------------
Current Assets:
     Cash & cash equivalents                             $ 2,381       $ 4,204
     Marketable securities & short-term investments        2,277         2,074
     Accounts receivable                                   3,216         3,167
     Prepaid employee benefit costs                          976         1,327
     Materials, supplies & other prepaid expenses            406           366
                                                           _____        ______
          Total Current Assets                             9,256        11,138
Property, Plant & Equipment (including aircraft
       under capitalized lease obligations) - at cost,
       net of accumulated depreciation & amortization
       of $9,245 in 2000 and $8,891 in 1999               11,450        11,579
Other Assets                                                 379           326
                                                          ______        ______
                                                         $21,085       $23,043
                                                          ======        ======
Liabilities & Shareowners' Equity
Current Liabilities:
     Commercial paper                                     $  904        $    -
     Accounts payable                                      1,267         1,295
     Accrued wages & withholdings                          1,586           998
     Dividends payable                                         -           361
     Tax assessment                                          146           457
     Income taxes payable                                    367            50
     Current maturities of long-term debt                    545           512
     Other current liabilities                               728           525
                                                           _____         _____
          Total Current Liabilities                        5,543         4,198
Long-Term Debt (including capitalized lease
       obligations)                                        1,748         1,912
                                                           _____         _____
Accumulated Postretirement Benefit
       Obligation, Net                                     1,052           990
                                                           _____         _____
Deferred Taxes, Credits & Other Liabilities                3,481         3,469
                                                           _____         _____

Shareowners' Equity:
     Preferred stock, no par value,
       authorized 200,000,000 shares, none issued              -             -
     Class A common stock, par value $.01 per share,
       authorized 4,600,000,000 shares, issued
       1,004,932,270 and 1,101,295,534 in 2000 and 1999       10            11
     Class B common stock, par value $.01 per share,
       authorized 5,600,000,000 shares, issued
       138,159,361 and 109,400,000 in 2000 and 1999            1             1
     Additional paid-in capital                              811         5,096
     Retained earnings                                     8,644         7,536
     Accumulated other comprehensive loss                   (205)         (170)
                                                           _____         _____
                                                           9,261        12,474
                                                           _____        ______
                                                         $21,085       $23,043
                                                          ======        ======

            See notes to unaudited consolidated financial statements.

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED INCOME
         Three Months and Six Months Ended June 30, 2000 and 1999
                  (In millions except per share amounts)
                               (unaudited)





                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                                2000     1999           2000     1999
                                _____    _____         ______   ______
Revenue                        $7,284   $6,560        $14,504  $12,891
                                _____    _____         ______   ______
Operating Expenses:
  Compensation and benefits     4,042    3,725          8,117    7,377
  Other                         2,078    1,833          4,140    3,646
                                _____    _____         ______   ______
                                6,120    5,558         12,257   11,023
                                _____    _____         ______   ______
Operating Profit                1,164    1,002          2,247    1,868
                                _____    _____         ______   ______
Other Income and (Expense):
  Investment income                62       39            395       70
  Interest expense                (65)     (56)          (117)    (105)
  Tax assessment                    -   (1,786)             -   (1,786)
  Miscellaneous, net               (2)      (6)           (12)     (22)
                                _____    _____          _____    _____
                                   (5)  (1,809)           266   (1,843)
                                _____    _____          _____    _____
Income (Loss) Before
  Income Taxes                  1,159     (807)         2,513       25

Income Taxes                      464       47          1,005      380
                                _____    _____          _____    _____
Net Income (Loss)              $  695   $ (854)       $ 1,508  $  (355)
                                =====    =====          =====    =====
Basic Earnings (Loss)
  Per Share                    $ 0.61   $(0.77)       $  1.29  $ (0.32)
                                =====    =====          =====    =====
Diluted Earnings (Loss)
  Per Share                   $  0.60   $(0.77)       $  1.27  $ (0.32)
                                =====    =====          =====    =====





            See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                         Six Months Ended June 30, 2000
                     (In millions except per share amounts)
                                   (unaudited)



                                                                                             Accumulated
                                 Class A           Class B       Additional                     Other          Total
                               Common Stock     Common Stock      Paid-In      Retained     Comprehensive  Shareowners'
                              Shares  Amount   Shares   Amount    Capital      Earnings          Loss          Equity
Balance, January 1, 2000      1,101     $11      109      $1        $5,096      $7,536          $(170)        $12,474
  Comprehensive income:
    Net income                    -       -        -       -             -       1,508              -           1,508
    Foreign currency
      adjustments                 -       -        -       -             -           -            (51)            (51)
    Unrealized gain on
      marketable securities       -       -        -       -             -           -             16              16
Comprehensive income                                                                                            1,473
 Dividends ($0.34 per share)      -       -        -       -             -        (400)             -            (400)
 Stock award plans                5       -        -       -            92           -              -              92



Common stock purchases:
   Tender offer                 (68)     (1)       -       -        (4,069)          -              -          (4,070)
   Other                         (5)      -        -       -          (335)          -              -            (335)
Common stock issuances            1       -        -       -            27           -              -              27
Conversion of Class A Common
  Stock to Class B Common
  Stock                         (29)      -       29       -             -           -              -               -

Balance, June 30, 2000        1,005     $10      138      $1        $  811      $8,644          $(205)        $ 9,261



        See notes to unaudited consolidated financial statements.

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended June 30, 2000 and 1999
                              (In millions)
                               (unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                         2000      1999
Cash flows from operating activities:                    _____    _____
      Net income/(loss)                                $ 1,508   $ (355)
        Adjustments to reconcile net income (loss)
          to net cash from operating activities:
            Depreciation and amortization                  570       563
            Postretirement benefits                         62        48
            Deferred taxes, credits, and other              60        38
            Stock award plans                              288       204
            Gain on exchange of investments and sale
             of business                                  (290)        -
            Changes in assets and liabilities:
               Accounts receivable                         (49)       85
               Prepaid employee benefit costs              351       412
               Materials, supplies and other
                 prepaid expenses                          (40)      (62)
               Accounts payable                            (28)      (40)
               Accrued wages and withholdings              329       140
               Dividends payable                          (361)     (247)
               Tax assessment                             (311)    1,442
               Income taxes payable                        452       250
               Other current liabilities                   137        49
                                                         _____     _____
      Net cash from operating activities                 2,678     2,527
                                                         _____     _____
Cash flows from investing activities:
      Capital expenditures                                (663)     (597)
      Disposals of property, plant and equipment           202        50
      Purchases of marketable securities and
           short-term investments                       (2,098)   (1,753)
      Sales and maturities of marketable securities
           and short-term investments                    2,167       674
      Construction funds in escrow                          51      (140)
      Other asset receipts (payments)                      (69)       17
                                                         _____     _____
      Net cash (used in) investing activities             (410)   (1,749)
                                                         _____     _____
Cash flows from financing activities:
      Proceeds from borrowings                           1,123       999
      Repayments of borrowings                            (347)     (367)
      Purchases of common stock via tender              (4,070)        -
      Other purchases of common stock                     (335)   (1,140)
      Issuances of common stock pursuant to stock
           awards and employee stock purchase plans         77       620
      Dividends                                           (400)     (311)
      Other transactions                                  (122)      (21)
                                                         _____     _____
      Net cash (used in) financing activities           (4,074)     (220)
                                                         _____     _____
Effect of exchange rate changes on cash                    (17)      (20)
                                                         _____     _____
Net increase (decrease) in cash and cash equivalents    (1,823)      538

Cash and cash equivalents:
      Beginning of period                                4,204     1,240
                                                         _____     _____
      End of period                                    $ 2,381    $1,778
                                                        ======     =====
Cash paid during the period for:
      Interest (net of amount capitalized)             $   162    $   85
                                                        ======     =====
      Income taxes                                     $   444    $  423
                                                        ======     =====

            See notes to unaudited consolidated financial statements

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

2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                       Three Months         Six Months
                                            Ended              Ended
                                          June 30,           June 30,
                                        2000     1999      2000     1999
Numerator:                              ____     ____      ____     ____
   Numerator for basic and diluted
     earnings (loss) per share -
       Net income (loss)               $ 695    $(854)   $1,508    $(355)
                                        ====     ====     =====     ====
Denominator:
   Weighted-average shares -
     Denominator for basic earnings
       (loss) per share                1,144    1,114     1,167    1,114
Effect of dilutive
securities:
   Contingent shares -
     Management incentive awards           7       -          5       -
     Stock option plans                   16       -         18       -
                                       _____    _____     _____    _____
Denominator for diluted earnings
       (loss) per share                1,167    1,114     1,190    1,114
                                       =====    =====     =====    =====

Basic Earnings (Loss) Per Share        $0.61   $(0.77)    $1.29   $(0.32)
                                        ====    =====      ====    =====
Diluted Earnings (Loss)Per Share       $0.60   $(0.77)    $1.27   $(0.32)
                                        ====    =====      ====    =====

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

4. On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the U.S. Tax Court entered a decision in accord with its opinion.

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

      The IRS has taken similar positions for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We believe that a number of aspects of the Tax Court decision are incorrect, and we have appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit.

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

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

      On August 31, 1999, we deposited $1.349 billion, and on August 8, 2000, we deposited an additional $91 million, with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in the fourth quarter of 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. These deposits and filings were made in order to stop the accrual of interest, where applicable, on that amount of the IRS's claim, without conceding the IRS's position or giving up our right to appeal the Tax Court's decision.

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

      We expect that we will prevail on substantially all of these issues. We believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the
practices  of  other  industry  participants.   Should  the  IRS  prevail,
however,   unpaid  interest  on  these   adjustments    through   June 30,
2000, could aggregate up to $270 million, after the benefit of related tax deductions. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. The IRS may take similar positions with respect to some of these issues for each of the years from 1991 through 1999. We believe the eventual resolution of these issues will not result in a material adverse effect upon our financial condition, results of operations or liquidity.

      We are a defendant in various employment-related lawsuits. In our opinion, none of these cases is expected to have a material effect upon our financial condition, results of operations or liquidity.

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

      We have been named as a defendant in 18 lawsuits that seek to hold us (and in three cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Twelve of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding before the United States District Court for the Southern District of New York. We are in the process of removing the remaining cases to federal court and having them consolidated into the multi-district litigation proceeding. These cases are in their initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

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

      We, our competitors and other affected parties have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations. We do not believe that OSHA has complied with the statutory mandate of establishing significant risk of material health impairment or has properly analyzed the costs and benefits of these proposed regulations. We and other affected parties recently filed additional comments in opposition to the proposed regulations and would have the right to appeal any final ergonomics standard to an appropriate federal court of appeals. We anticipate that such a standard would be rejected by the reviewing court. If ergonomic regulations resembling the current proposal were sustained by a reviewing court, we believe that we would prevail in an enforcement proceeding based on substantial defenses including the vagueness of the standards and the technological and economic feasibility of costly abatement measures.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      OSHA has taken the position that the cost of compliance with the proposed regulations will be only $4.2 billion per year over a ten-year period for all of American industry. We believe that these estimates are unrealistic. We have attempted to estimate the costs of compliance if OSHA adopts the proposed regulations and applies them in the same way as it sought to apply its prior unsuccessful attempts to impose ergonomic measures under its general authority. Based on this experience and assuming that, contrary to our expectations, OSHA were able to obtain court orders applying to all of our facilities that mandated compliance with these regulations, we estimate that the cost of compliance could be approximately $20 billion in initial costs, which would be incurred over a period of years, and approximately $5 billion in incremental annual costs. Such expenditures, if required to be incurred, would materially and adversely affect our results of operations, liquidity and financial condition.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect upon our financial condition, results of operations or liquidity.

5. We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are divided into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic region. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or delivery outside the U.S. Non-package operations, which include the UPS Logistics Group, are distinct from package operations and are thus managed and reported separately.

      Segment information for the three and six months ended June 30, is as follows (in millions):

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                 2000       1999        2000      1999
Revenue:
  U.S. domestic package         $5,890    $5,434      $11,731   $10,665
  International package          1,023       908        2,046     1,793
  Non-package                      371       218          727       433
                                 _____     _____       ______    ______
      Consolidated              $7,284    $6,560      $14,504   $12,891
                                 =====     =====       ======    ======
Operating profit:
   U.S. domestic package        $1,018    $  898      $ 1,911   $ 1,687
   International package            85        71          149       123
   Non-package                      61        33          187        58
                                 _____     _____       ______    ______
      Consolidated              $1,164    $1,002      $ 2,247   $ 1,868
                                 =====     =====       ======    ======

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

      Non-package operating profit included $26 and $28 million for the three months ended June 30, 2000 and 1999, respectively, and $53 and $58 million for the six months ended June 30, 2000 and 1999, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit of the U.S. domestic package segment.

6. The major components of other operating expenses for the three months and six months ended June 30, are as follows (in millions):

                                 Three Months Ended    Six Months Ended
                                      June 30,              June 30,
                                   2000      1999       2000      1999

Repairs and maintenance          $  241     $ 226      $ 480     $ 443
Depreciation and amortization       287       280        570       563
Purchased transportation            466       385        900       761
Fuel                                210       151        448       293
Other occupancy                      91        88        198       189
Other expenses                      783       703      1,544     1,397
                                   ____      ____      _____     _____
  Consolidated                   $2,078    $1,833     $4,140    $3,646
                                  =====     =====      =====     =====

7. Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2000 and 1999

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                 Three Months Ended
                                      June 30,               Change
                                   2000      1999         $         %
Revenue (in millions):             ____      ____         _         _
  U.S. domestic package:
      Next Day Air               $1,412      $1,282    $130      10.1%
      Deferred                      690         637      53       8.3
      Ground                      3,788       3,515     273       7.8
                                  -----       -----     ---
  Total U.S. domestic package     5,890       5,434     456       8.4
  International package:
      Domestic                      222         224      (2)     (0.9)
      Export                        711         606     105      17.3
      Cargo                          90          78      12      15.4
                                  -----       -----     ---
  Total International package     1,023         908     115      12.7
  Non-package                       371         218     153      70.2
                                  -----       -----     ---
      Consolidated               $7,284      $6,560    $724      11.0%
                                  =====       =====     ===

Average Daily Package Volume                              #
                                                          -
 (in thousands):
  U.S. domestic package:
      Next Day Air                1,113       1,013     100       9.9%
      Deferred                      852         792      60       7.6
      Ground                     10,135       9,614     521       5.4
                                 ------       -----     ---
  Total U.S. domestic package    12,100      11,419     681       6.0

  International package:
      Domestic                      749         669      80      12.0
      Export                        360         293      67      22.9
                                  -----       -----     ---
  Total International package     1,109         962     147      15.3
                                  -----       -----     ---
      Consolidated               13,209      12,381     828       6.7%
                                 ======      ======     ===
  Operating days in period           64          64


Average Revenue Per Piece:                                $
                                                          -
  U.S. domestic package:
      Next Day Air               $19.82      $19.77    $.05       0.3%
      Deferred                    12.65       12.57     .08       0.6
      Ground                       5.84        5.71     .13       2.3
  Total U.S. domestic package      7.61        7.44     .17       2.3

  International:
      Domestic                     4.63        5.23    (.60)    (11.5)
      Export                      30.86       32.32   (1.46)     (4.5)
  Total International package     13.15       13.48    (.33)     (2.4)
      Consolidated               $ 8.07      $ 7.91    $.16       2.0%
                                  =====       =====     ===

 Management's Discussion and Analysis of Financial Condition and Results
                           of Operations (continued)

      U.S. domestic package revenue increased primarily due to volume gains across all product lines, continuing the trends reported during the first quarter of 2000. Average daily package volume for our higher revenue per piece express (Next Day Air and Deferred) products increased 8.9%, while average daily package volume for our Ground products increased 5.4%.

      The increase in international package revenue was due to volume growth for both our domestic and export products, offset by a decline in the revenue per piece for these products. This decline was primarily due to currency fluctuations, particularly a decline in the value of the Euro relative to the U.S. dollar. Overall average daily package volume increased 15.3% for international operations, with our high revenue per piece export products increasing at 22.9%.

      The increase in non-package revenue resulted primarily from the new arrangement for providing excess value package insurance for our customers as well as continued growth of the UPS Logistics Group.
Excluding the excess value business, which was not included in the segment during the same period last year, non-package revenue increased over 25%, consistent with the trend we reported in the first quarter of 2000.

      Operating expenses increased by $562 million, or 10.1%, to $6.120 billion during the second quarter of 2000. Compensation and benefits expenses increased by $317 million, the largest component of the change. Other operating expenses increased $245 million primarily due to higher fuel costs, claims expense associated with the new arrangement for providing excess value package insurance for our customers, and higher purchased transportation costs. The increase in purchased transportation costs was primarily due to increased business for our international and logistics operations, while the $59 million, or 39.1%, increase in fuel costs was due to the increase in fuel prices and the growth in volume, partially offset by the cost reductions generated by our fuel hedging program. International operating expenses were favorably impacted by the decline in the value of the Euro relative to the U.S. dollar.

      To offset the increasing fuel costs we have experienced over the last several quarters and that we expect to continue into the future, we implemented a temporary 1.25% fuel surcharge effective August 7, 2000.

      Our operating margin improved from 15.3% during the second quarter of 1999 to 16.0% during the second quarter of 2000. This improvement continues our recently reported trends and is favorably impacted by continued product mix improvements.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                   Three Months Ended
                                        June 30,             Change
                                        -------              ------
         Operating Segment            2000      1999        $       %
         -----------------            ----      ----        -       -
                                           (dollars in millions)
U.S. domestic package               $1,018    $  898     $ 120   13.4%
International package                   85        71        14   19.7
Non-package                             61        33        28   84.8
                                     -----      ----      ----
  Consolidated operating profit     $1,164    $1,002     $ 162   16.2%
                                     =====     =====      ====

      U.S. domestic package operating profit increased over 13% due to the volume and revenue improvements discussed previously.

      The improvement in the operating profit of our international package operations of almost 20% resulted primarily from increased volume and revenue, and was realized despite significantly higher fuel costs for this segment. All international regions contributed to these results.

      The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers, which contributed $57 million of additional operating profit for the quarter. This improvement was offset in part by start-up costs associated with Service Parts Logistics, UPS Capital Corporation and other initiatives.

      The increase in investment income of $23 million for the quarter is due primarily to IPO proceeds that were not utilized for the tender offer that occurred in March 2000 and have not been used for the repurchase of UPS stock under our share repurchase program.

      Net income for the second quarter of 2000 increased by $107 million from the second quarter of 1999, after adjusting the prior year results to exclude a $1.442 billion tax assessment charge. This increase resulted in an improvement in diluted earnings per share from $0.52 in the second quarter of 1999, excluding the impact of the tax assessment charge, to $0.60 in the second quarter of 2000.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

Six Months Ended June 30, 2000 and 1999

      The following table sets forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars and in percentage terms:

                                  Six Months Ended
                                      June 30,               Change
                                      -------                ------
                                    2000       1999         $       %
                                    ----       ----         -       -
Revenue (in millions):
  U.S. domestic package:
      Next Day Air                $2,793      $2,490    $ 303     12.2%
      Deferred                     1,384       1,248      136     10.9
      Ground                       7,554       6,927      627      9.1
                                   -----       -----     ----
  Total U.S. domestic package     11,731      10,665    1,066     10.0
  International package:
      Domestic                       455         459       (4)    (0.9)
      Export                       1,396       1,180      216     18.3
      Cargo                          195         154       41     26.6
                                   -----       -----     ----
  Total International package      2,046       1,793      253     14.1
  Non-package                        727         433      294     67.9
                                   -----       -----     ----
      Consolidated               $14,504     $12,891   $1,613     12.5%
                                  ======      ======    =====

Average Daily Package Volume                               #
                                                           -
 (in thousands):
  U.S. domestic package:
      Next Day Air                 1,092         995       97      9.7%
      Deferred                       854         790       64      8.1
      Ground                      10,118       9,639      479      5.0
                                  ------      ------      ---
  Total U.S. domestic package     12,064      11,424      640      5.6

  International package:
      Domestic                       752         684       68      9.9
      Export                         351         286       65     22.7
                                   -----      ------      ---
  Total International package      1,103         970      133     13.7
                                  ------      ------      ---
      Consolidated                13,167      12,394      773      6.2%
                                  ======      ======      ===
  Operating days in period           129         127

                                                           $
Average Revenue Per Piece:                                 -
  U.S. domestic package:
      Next Day Air                $19.83      $19.70     $.13      0.7%
      Deferred                     12.56       12.44      .12      1.0
      Ground                        5.79        5.66      .13      2.3
  Total U.S. domestic package       7.54        7.35      .19      2.6

  International:
      Domestic                      4.69        5.28     (.59)   (11.2)
      Export                       30.83       32.49    (1.66)    (5.1)
  Total International package      13.01       13.30     (.29)    (2.2)
      Consolidated                $ 8.00      $ 7.82     $.18      2.3%
                                   =====       =====      ===

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      U.S. domestic package revenue increased 10.0% primarily due to volume gains across all product lines, continuing the trends reported during 1999. All products contributed to this increase, with our higher revenue per piece express (Next Day Air and Deferred) products accounting for over 40% of the overall revenue increase. Our average daily Ground volume grew at a 5.0% rate for the period, increasing by an average of 479,000 packages per day. Also contributing to the revenue increase were two extra operating days in the first six months of 2000 compared to the first six months of 1999. The average revenue increase for this segment on a per day basis was 8.3%.

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

      The increase in international package revenue was due to volume growth for both our domestic and export products, offset by a decline in the revenue per piece for these products. This decline was primarily due to currency fluctuations, particularly a decline in the value of the Euro relative to the U.S. dollar. Overall average daily package volume increased 13.7% for international operations, with our export products, which had an average revenue per piece of $30.83, increasing at 22.7%. The average revenue increase for this segment on a per day basis was 12.3%.

      The increase in non-package revenue resulted primarily from the new arrangement for providing excess value package insurance for our customers as well as continued growth of the UPS Logistics Group.
Excluding the excess value business, which was not included in the segment during the same period last year, non-package revenue increased almost 25%.

      Operating expenses increased by $1.234 billion, or 11.2%, which was less than our revenue increase of 12.5%. Compensation and benefits expenses, the largest component of this increase, accounted for $740 million and included a $59 million charge recorded in the first quarter of this year relating to the creation of 4,000 new full-time hourly jobs resulting from the 1997 Teamsters contract. Other operating expenses increased $494 million due to higher fuel costs, claims expense associated with the new arrangement for providing excess value package insurance for our customers, and higher purchased transportation costs.
The increase in purchased transportation costs was primarily due to increased business for our international and logistics operations. The 52.9% increase in fuel costs from $293 million to $448 million was due to the increase in fuel prices, the growth in our average daily volume, and the two extra operating days in the quarter, partially offset by the cost

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

reductions   generated   by  our  fuel  hedging   program.   International
operating expenses were favorably impacted by the decline in the value of the Euro relative to the U.S. dollar.

      To offset the increasing fuel costs we have experienced over the last several quarters and that we expect to continue into the future, we implemented a temporary 1.25% fuel surcharge effective August 7, 2000.

      Our  operating  margin  improved  from  14.5%  during  the first six months of 1999 to 15.5% during the same period in 2000. This improvement continues our recently reported trends and is favorably impacted by continued product mix improvements.

      The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                    Six Months Ended
                                        June 30,             Change
                                        -------              ------
        Operating Segment            2000      1999        $       %
                                     ----      ----        -       -
                                          (dollars in millions)
U.S. domestic package              $1,911     $1,687     $ 224   13.3%
International package                 149        123        26   21.1
Non-package                           187         58       129  222.4
                                    -----      -----      ----
  Consolidated operating profit    $2,247     $1,868     $ 379   20.3%
                                    =====      =====      ====

      U.S. domestic package operating profit increased by $224 million due to the volume and revenue improvements discussed previously.

      The improvement in the operating profit of our international package operations of 21.1% resulted primarily from increased volume and revenue, and was realized despite significantly higher fuel costs for this segment. This improvement was spread throughout our international regions.

      The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers, which contributed $115 million of additional operating profit for the six month period. Also contributing to the operating profit improvement was the $49 million gain we recognized from the sale of our UPS Truck Leasing subsidiary. These improvements were offset somewhat by start-up costs associated with Service Parts Logistics, UPS Capital Corporation and other initiatives.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      The increase in investment income of $325 million for the period is due to two factors. First, in the first quarter of 2000, two companies in which our Strategic Enterprise Fund held investments were acquired by other companies, which caused us to recognize a gain of $241 million. In addition, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that occurred in early March 2000, and the $1.2 billion in IPO proceeds that were not utilized for the tender offer. We announced a share repurchase program on April 20, 2000, that we expect to utilize up to the remaining $1.2 billion not used in the tender offer, of which approximately $950 million remains available for share repurchases as of June 30, 2000, and continues to generate investment income.

      Net income for the six months ended June 30, 2000 amounted to $1.508 billion, or $1.27 per diluted share, compared to a loss of $355 million, $0.32 per diluted share, for the same period in the prior year. Our fiscal 2000 results reflect the non-recurring items discussed above, which include the gains on our Strategic Enterprise Fund investments and sale of our Truck Leasing subsidiary, offset partially by the charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our fiscal 1999 results reflect a tax assessment charge resulting from an unfavorable ruling of the U.S. Tax Court. Excluding these non-recurring transactions for each of these periods, net income for the six months ending June 30, 2000, would have been $1.369 billion, an increase of $282 million over adjusted 1999 net income of $1.087 billion. Adjusted diluted earnings per share increased from $0.96 in 1999 to $1.15 in 2000.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

Liquidity and Capital Resources

      Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $4.7 billion at June 30, 2000. Of this amount, approximately $950 million represents the net proceeds remaining from our initial public offering, which was completed in November 1999. We used the majority of the IPO proceeds to fund a cash tender offer to purchase Class A-1 shares from shareowners. The tender offer, which was announced on February 4, 2000 and expired on March 3, 2000, was for up to 100,893,277 shares at a price of $60 per share. The actual number of shares validly tendered and accepted for purchase by us was 67,834,815, which resulted in a cash expenditure of approximately $4.1 billion and reduced our outstanding Class A shares accordingly. The remaining IPO proceeds are available for a share repurchase program that was announced on April 20, 2000.

        We  maintain  a  commercial  paper  program  under  which  we  are authorized to borrow up to $2.0 billion. Approximately $1.004 billion was outstanding under this program as of June 30, 2000. Since we do not intend to refinance the full commercial paper balance outstanding at June 30, 2000, $904 million has been classified as a current liability on our balance sheet. The average interest rate on the amount outstanding at June 30, 2000 was 6.5%.

      We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring in April 2001 and the other expiring in April
2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of June 30, 2000.

      We also maintain a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, we may issue notes from time to time denominated in a variety of currencies. At June 30, 2000, $500 million was available under this program. Of the amount outstanding at June 30, 2000, $200 million bears interest at a stated interest rate of 6.625% and $300 million bears interest at a stated interest rate of 6.25%. The $300 million notes were repaid on July 7, 2000.

      In January 1999, we filed a shelf registration statement with the SEC under which we may issue debt securities in the U.S. marketplace of up to $2.0 billion. The debt may be denominated in a variety of currencies. There was approximately $105 million issued under this shelf registration statement at June 30, 2000.

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

      We, our competitors and other affected parties have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations. We do not believe that OSHA has complied with the statutory mandate of establishing significant risk of material health impairment or has properly analyzed the costs and benefits of these proposed regulations. We and other affected parties recently filed additional comments in opposition to the proposed regulations and would have the right to appeal any final ergonomics standard to an appropriate federal court of appeals. We anticipate that such a standard would be rejected by the reviewing court. If ergonomic regulations resembling the current proposal were sustained by a reviewing court, we believe that we would prevail in an enforcement proceeding based on substantial defenses including the vagueness of the standards and the technological and economic feasibility of costly abatement measures.

      OSHA has taken the position that the cost of compliance with the proposed regulations will be only $4.2 billion per year over a ten-year period for all of American industry. We believe that these estimates are unrealistic. We have attempted to estimate the costs of compliance if OSHA adopts the proposed regulations and applies them in the same way as it sought to apply its prior unsuccessful attempts to impose ergonomic measures under its general authority. Based on this experience and assuming that, contrary to our expectations, OSHA were able to obtain court orders applying to all of our facilities that mandated compliance with these regulations, we estimate that the cost of compliance could be approximately $20 billion in initial costs, which would be incurred over a period of years, and approximately $5 billion in incremental annual costs. Such expenditures, if required to be incurred, would materially and adversely affect our results of operations, liquidity and financial condition.

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

Future Accounting Changes

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized on the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 will be effective for the Company on January 1, 2001. We are currently evaluating this Statement and expect to provide an estimate of the probable effects of adoption on the financial statements when we file our third quarter 10-Q.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000. We are currently evaluating the effect that such adoption might have on our financial position and results of operations.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      In March 2000, the FASB issued Interpretation No. 44 "Accounting of Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No.
25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a material effect on our financial position or results of operations.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Item 2.

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We have been named as a defendant in 18 lawsuits that seek to hold us (and in three cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Twelve of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding before the United States District Court for the Southern District of New York. We are in the process of removing the remaining cases to federal court and having them consolidated into the multi-district litigation proceeding. These cases are in their initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

Item 4. - Submission of Matters to a Vote of Security Holders


      Our annual meeting of shareowners was held on May 12, 2000.

      Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1. The results of the voting by the shareowners for directors are presented below.

         Director                                                   Percent of
                                           Number of Votes         Total Voting

         William H. Brown, III       For           5,878,869,066        97.45%
                                     Withheld        153,602,139         2.55%
         Robert J. Clanin            For           5,858,934,372        97.12%
                                     Withheld        173,536,833         2.88%
         Michael L. Eskew            For           5,896,225,304        97.74%
                                     Withheld        136,245,901         2.26%
         James P. Kelly              For           5,892,337,837        97.68%
                                     Withheld        140,133,368         2.32%
         Ann M. Livermore            For           5,890,896,960        97.65%
                                     Withheld        141,574,245         2.35%
         Gary E. MacDougal           For           5,865,319,075        97.23%
                                     Withheld        167,152,130         2.77%
         Joseph R. Moderow           For           5,901,410,664        97.83%
                                     Withheld        131,060,541         2.17%
         Kent C. Nelson              For           5,819,877,137        96.48%
                                     Withheld        212,594,068         3.52%
         Victor A. Pelson            For           5,890,384,625        97.64%
                                     Withheld        142,086,580         2.36%
         Charles L. Schaffer         For           5,907,749,169        97.93%
                                     Withheld        124,722,036         2.07%
         Lea N. Soupata              For           5,780,646,143        95.83%
                                     Withheld        251,825,062         4.17%
         Robert M. Teeter            For           5,889,265,124        97.63%
                                     Withheld        143,206,081         2.37%
         Thomas H. Weidemeyer        For           5,888,827,690        97.62%
                                     Withheld        143,643,515         2.38%

2. The proposal and the results of the voting by the shareowners for ratification of our appointment of independent auditors are presented below.

                                                                     Percent of
                                                                       Total
                                                 Number of Votes       Voting

To ratify the appointment of Deloitte &
Touche LLP, independent auditors, as         For       5,933,809,338   98.37%
auditors of UPS and its subsidiaries for     Against      70,194,436    1.16%
the year ending December 31, 2000            Abstain      28,467,431    0.47%


3. The proposal and the results of the voting by the shareowners for the amendment of our restated certificate of incorporation are presented below.

                                                                     Percent of
                                                                       Total
                                                 Number of Votes       Voting

To confirm the amendment of the restated
certificate of incorporation of UPS to       For       5,912,191,486   98.01%
modify the definition of "permitted          Against      32,743,781    0.54%
transferee" as it applies to lending         Abstain      87,535,938    1.45%
institutions.




Item 6. - Exhibits and Reports on Form 8-K

a)    Exhibits:

      (3)   Certificate of Amendment of Restated Certificate of
            Incorporation

      (27)  Financial Data Schedule (for SEC filing purposes only)

b) Reports on Form 8-K: no reports on Form 8-K were filed during the quarter.

                              EXHIBIT INDEX

      (3)   Certificate of Amendment of Restated Certificate of
            Incorporation

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

                                          UNITED PARCEL SERVICE, INC.
                                          ---------------------------
                                                (Registrant)




Date:   August 14, 2000               By: /S/  Robert J. Clanin
                                          ----------------------
                                          Robert J. Clanin

                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer