Form 10-Q
period 2000-09-30
UNITED PARCEL SERVICE INC
filed 2000-11-14
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549
--------------------------------------------------------------------------
                                FORM 10-Q



               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
--------------------------------------------------------------------------
                 For the Quarter Ended September 30, 2000


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

--------------------------------------------------------------------------
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


          967,128,260 Class A shares, 164,309,050 Class B shares
--------------------------------------------------------------------------
                    Outstanding as of November 10, 2000

                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
           September 30, 2000 (unaudited) and December 31, 1999 (In millions except share and per share amounts)

                                                                        September 30,  December 31,
Assets                                                                     2000           1999
                                                                        -----------    -----------
Current Assets:
    Cash & cash equivalents                                                $ 1,670         $4,204
    Marketable securities & short-term investments                           1,922          2,074
    Accounts receivable                                                      3,383          3,167
    Prepaid employee benefit costs                                           1,626          1,327
    Materials, supplies & other prepaid expenses                               506            366
                                                                        -----------    -----------
         Total Current Assets                                                9,107         11,138
Property, Plant & Equipment (including aircraft under capitalized lease obligations) - at cost, net of accumulated depreciation &
       amortization of $9,442 in 2000 and $8,891 in 1999                    11,721         11,579
Other Assets                                                                   584            326
                                                                        -----------    -----------
                                                                           $21,412       $ 23,043
                                                                        ===========    ===========
Liabilities & Shareowners' Equity

Current Liabilities:
    Commercial paper                                                         $ 955          $   -
    Accounts payable                                                         1,433          1,295
    Accrued wages & withholdings                                             1,740            998
    Dividends payable                                                            -            361
    Tax assessment                                                             146            457
    Income taxes payable                                                       396             50
    Current maturities of long-term debt                                       263            512
    Other current liabilities                                                  686            525
                                                                        -----------    -----------
         Total Current Liabilities                                           5,619          4,198
                                                                        -----------    -----------
Long-Term Debt (including capitalized lease obligations)                     2,052          1,912
                                                                        -----------    -----------
Accumulated Postretirement Benefit Obligation, Net                           1,049            990
                                                                        -----------    -----------
Deferred Taxes, Credits & Other Liabilities                                  3,426          3,469
                                                                        -----------    -----------
Shareowners' Equity:
    Preferred stock, no par value, authorized 200,000,000 shares,
      none issued                                                                -              -
    Class A common stock, par value $.01 per share,
      authorized 4,600,000,000 shares, issued
      988,395,928 and 1,101,295,534 in 2000 and 1999                            10             11
    Class B common stock, par value $.01 per share,
      authorized 5,600,000,000 shares, issued
      146,553,441 and 109,400,000 in 2000 and 1999                               1              1
    Additional paid-in capital                                                 345          5,096
    Retained earnings                                                        9,152          7,536
    Accumulated other comprehensive loss                                      (242)          (170)
                                                                        -----------    -----------
                                                                             9,266         12,474
                                                                        -----------    -----------
                                                                           $21,412       $ 23,043
                                                                        ===========    ===========

        See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
       Three Months and Nine Months Ended September 30, 2000 and 1999
                     (In millions except per share amounts)
                               (unaudited)

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                -------------------     -----------------------
                                  2000       1999           2000        1999
                                ---------  ---------     ----------- -----------

Revenue                          $ 7,367    $ 6,715        $ 21,871    $ 19,606
                                ---------  ---------     ----------- -----------

Operating Expenses:
    Compensation and benefits      4,072      3,849          12,189      11,226
    Other                          2,134      1,876           6,274       5,522
                                ---------  ---------     ----------- -----------
                                   6,206      5,725          18,463      16,748
                                ---------  ---------     ----------- -----------
Operating Profit                   1,161        990           3,408       2,858
                                ---------  ---------     ----------- -----------

Other Income and (Expense):
    Investment income                 71         45             466         115
    Interest expense                 (41)       (65)           (158)       (170)
    Tax assessment                     -          -               -      (1,786)
    Miscellaneous, net               (20)        (8)            (32)        (30)
                                ---------  ---------     ----------- -----------
                                      10        (28)            276      (1,871)
                                ---------  ---------     ----------- -----------
Income Before Income Taxes         1,171        962           3,684         987

Income Taxes                         469        385           1,474         765
                                ---------  ---------     ----------- -----------
Net Income                         $ 702      $ 577          $2,210       $ 222
                                =========  =========     =========== ===========
Basic Earnings Per Share           $0.62      $0.53          $ 1.91      $ 0.20
                                =========  =========     =========== ===========
Diluted Earnings Per Share         $0.60      $0.52          $ 1.87      $ 0.20
                                =========  =========     =========== ===========





        See notes to unaudited consolidated financial statements.


              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                   Nine Months Ended September 30, 2000
                  (In millions except per share amounts)
                               (unaudited)

                                     Class A           Class B                             Accumulated
                                   Common Stock      Common Stock    Additional               Other         Total
                                  ----------------  ---------------   Paid-In   Retained  Comprehensive  Shareowners'
                                  Shares    Amount  Shares   Amount   Capital   Earnings      Loss         Equity
                                  -------   ------  ------   ------  ---------- --------- -------------  ------------
Balance, January 1, 2000           1,101     $ 11     109       $1      $5,096    $7,536        $ (170)     $ 12,474
    Comprehensive income:
      Net income                       -        -       -        -           -     2,210             -         2,210
      Foreign currency
         adjustments                   -        -       -        -           -         -           (77)          (77)
      Unrealized gain on
         marketable securities         -        -       -        -           -         -             5             5
                                                                                                         ------------
    Comprehensive income                                                                                       2,138
                                                                                                         ------------

    Dividends ($0.51 per share)        -        -       -        -           -      (594)            -          (594)
    Stock award plans                  5        -       -        -         113         -             -           113
    Common stock purchases:
      Tender offer                   (68)      (1)      -        -      (4,069)        -             -        (4,070)
      Other                           (9)       -      (4)       -        (813)        -             -          (813)
    Common stock issuances             1        -       -        -          18         -             -            18
    Conversion of Class A Common
      Stock to Class B Common
      Stock                          (42)       -      42        -           -         -             -             -
                                  -------   ------  ------   ------  ---------- --------- -------------  ------------
Balance, September 30, 2000          988     $ 10     147       $1       $ 345    $9,152        $ (242)      $ 9,266
                                  =======   ======  ======   ======  ========== ========= =============  ============

        See notes to unaudited consolidated financial statements.


              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended September 30, 2000 and 1999
                              (In millions)
                               (unaudited)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                       -------------------
                                                                         2000       1999
                                                                       --------   --------
Cash flows from operating activities:

    Net income                                                          $2,210       $222
      Adjustments to reconcile net income
         to net cash from operating activities:
           Depreciation and amortization                                   864        850
           Postretirement benefits                                          59         18
           Deferred taxes, credits, and other                               (9)       (79)
           Stock award plans                                               415        304
           Gain on investments and sale of business                       (263)         -
           Changes in assets and liabilities:
                Accounts receivable                                       (216)      (132)
                Prepaid employee benefit costs                            (299)      (294)
                Materials, supplies and other prepaid expenses            (140)       (54)
                Accounts payable                                           138         (9)
                Accrued wages and withholdings                             371        241
                Dividends payable                                         (361)      (247)
                Tax assessment                                            (311)       621
                Income taxes payable                                       481         55
                Other current liabilities                                   98         45
                                                                       --------   --------

      Net cash from operating activities                                 3,037      1,541
                                                                       --------   --------

Cash flows from investing activities:

    Capital expenditures                                                (1,247)    (1,080)
    Disposals of property, plant and equipment                             204        155
    Purchases of marketable securities and short-term investments       (3,423)    (2,089)
    Sales and maturities of marketable securities and short-term
      investments                                                        3,806      1,785
    Construction funds in escrow                                            59       (138)
    Other asset receipts (payments)                                       (272)        15
                                                                       --------   --------
      Net cash (used in) investing activities                             (873)    (1,352)
                                                                       --------   --------

Cash flows from financing activities:

    Proceeds from borrowings                                             1,643      1,617
    Repayments of borrowings                                              (793)      (246)
    Purchases of common stock via tender                                (4,070)         -
    Other purchases of common stock                                       (813)    (1,196)
    Issuances of common stock pursuant to stock awards and employee
      stock purchase plans                                                  70        684
    Dividends                                                             (594)      (311)
    Other transactions                                                    (118)       (10)
                                                                       --------   --------
      Net cash (used in) financing activities                           (4,675)       538
                                                                       --------   --------
Effect of exchange rate changes on cash                                    (23)       (12)
                                                                       --------   --------

Net increase (decrease) in cash and cash equivalents                    (2,534)       715
Cash and cash equivalents:
    Beginning of period                                                  4,204      1,240
                                                                       --------   --------
    End of period                                                       $1,670     $1,955
                                                                       ========   ========
Cash paid during the period for:
    Interest (net of amount capitalized)                                  $194       $927
                                                                       ========   ========
    Income taxes                                                          $905       $660
                                                                       ========   ========

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

2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                           ---------------------   ---------------------
                                             2000         1999        2000        1999
                                           --------     --------   ---------    --------
Numerator:
    Numerator for basic and diluted
      earnings per share -
         Net income                          $ 702        $ 577      $2,210       $ 222
                                           ========     ========   =========    ========
Denominator:
    Weighted-average shares -
      Denominator for basic earnings
         per share                           1,140        1,094       1,158       1,107
Effect of dilutive securities:
    Contingent shares -
      Management incentive awards                9           15           6          11
      Stock option plans                        15            9          17           8
                                           --------     --------   ---------    --------


Denominator for diluted earnings
    per share                                1,164        1,118       1,181       1,126
                                           =======      =======    =========    ========


Basic Earnings Per Share                     $0.62        $0.53      $ 1.91       $0.20
                                           ========     ========   =========    ========

Diluted Earnings Per Share                   $0.60        $0.52      $ 1.87       $0.20
                                           ========     ========   =========    ========

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

      We expect that we will prevail on substantially all of these issues. We believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. Should the IRS prevail, however, unpaid interest on these adjustments through September 30, 2000, could aggregate up to $270 million, after the benefit of related tax deductions. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. The IRS has taken similar positions with respect to some of these issues for each of the years from 1991 through 1994 and we expect the IRS to take similar positions for the years 1995 through 1999. We believe the eventual resolution of these issues will not result in a material adverse effect on our financial condition, results of operations or liquidity.

      We are a defendant in various employment-related lawsuits. In our opinion, none of these cases is expected to have a material effect on our financial condition, results of operations or liquidity.

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

      We have been named as a defendant in 18 lawsuits that seek to hold us (and in three cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive; one case alleges violations of federal antitrust laws. An amended consolidated complaint also alleges a violation of the federal RICO statute. Seventeen of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding before the United States District Court for the Southern District of New York. We are in the process of having the remaining case consolidated into the multi-district litigation proceeding. These cases are in their initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

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

      We, our competitors and other affected parties have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations. We do not believe that OSHA has complied with the statutory mandate of establishing significant risk of material health impairment or has properly analyzed the costs and benefits of these proposed regulations. We and other affected parties would have the right to appeal any final ergonomics standard to an appropriate federal court of appeals. We anticipate that such a standard would be rejected by the reviewing court. If ergonomic regulations resembling the current proposal were sustained by a reviewing court, we believe that we would prevail in an enforcement proceeding based on substantial defenses including the vagueness of the standards and the technological and economic feasibility of costly abatement measures.

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

      OSHA has taken the position that the cost of compliance with the proposed regulations will be only $4.2 billion per year over a ten-year period for all of American industry. We believe that these estimates are unrealistic. We have attempted to estimate the costs of compliance if OSHA adopts the proposed regulations and applies them in the same way as it sought to apply its prior unsuccessful attempts to impose ergonomic measures under its general authority. Based on this experience and assuming that, contrary to our expectations, OSHA were able to obtain court orders applying to all of our facilities that mandated compliance with these regulations, we estimate that the cost of compliance could be approximately $20 billion in initial costs, which would be incurred over a period of years, and approximately $5 billion in incremental annual costs. Such expenditures, if required to be incurred, would materially and adversely affect our financial condition, results of operations or liquidity.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect on our financial condition, results of operations or liquidity.

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

      Segment information for the three and nine months ended September 30, 2000 and 1999, is as follows (in millions):

                            Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                           ----------------------   -----------------------
                              2000        1999         2000         1999
                           ----------  ----------   ----------  -----------
Revenue:
    U.S. domestic package     $5,928      $5,574      $17,659      $16,239
    International package      1,028         909        3,074        2,702
    Non-package                  411         232        1,138          665
                           ----------  ----------   ----------  -----------
      Consolidated            $7,367      $6,715      $21,871      $19,606
                           ==========  ==========   ==========  ===========

Operating profit:
    U.S. domestic package     $1,043        $916      $ 2,954      $ 2,603
    International package         58          47          207          170
    Non-package                   60          27          247           85
                           ----------  ----------   ----------  -----------
      Consolidated            $1,161        $990      $ 3,408      $ 2,858
                           ==========  ==========   ==========  ===========

              UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

      Non-package operating profit included $24 and $28 million for the three months ended September 30, 2000 and 1999, respectively, and $77 and $85 million for the nine months ended September 30, 2000 and 1999, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

6. The major components of other operating expenses for the three months and nine months ended September 30, 2000 and 1999, are as follows (in millions):

                              Three Months Ended            Nine Months Ended
                                 September 30,                September 30,
                           ------------------------     ------------------------
                              2000          1999           2000          1999
                           ---------     ----------     ---------     ----------
Repairs and maintenance        $246           $231          $726           $674
Depreciation and amortization   294            287           864            850
Purchased transportation        478            407         1,378          1,168
Fuel                            224            174           672            467
Other occupancy                  99             89           297            278
Other expenses                  793            688         2,337          2,085
                            --------     ----------     ---------     ----------
    Consolidated             $2,134         $1,876        $6,274         $5,522
                           =========     ==========     =========     ==========



7. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized on the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 will be effective for us on January 1, 2001. Based on an evaluation of our material derivative instruments held at September 30, 2000, the adoption of FAS 133 at that date would not have had a material impact on our financial position or results of operations.

8. Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2000 and 1999

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                 Three Months Ended
                                   September 30,
                                 -------------------
                                   2000       1999           $          %
                                 --------   --------     ---------  --------
Revenue (in millions):
    U.S. domestic package:
      Next Day Air                $1,420     $1,344          $ 76       5.7 %
      Deferred                       690        649            41       6.3
      Ground                       3,818      3,581           237       6.6
                                 --------   --------     ---------
    Total U.S. domestic package    5,928      5,574           354       6.4
    International package:
      Domestic                       218        221            (3)     (1.4)
      Export                         698        605            93      15.4
      Cargo                          112         83            29      34.9
                                 --------   --------     ---------
    Total international package    1,028        909           119      13.1
    Non-package:
      UPS Logistics Group            268        197            71      36.0
      Other                          143         35           108     308.6
                                 --------   --------     ---------
    Total non-package                411        232           179      77.2
                                 --------   --------     ---------
      Consolidated                $7,367     $6,715          $652       9.7 %
                                 ========   ========     =========
Average Daily Package Volume

    (in thousands):                                          #
                                                         ---------
    U.S. domestic package:
      Next Day Air                 1,130      1,046            84       8.0 %
      Deferred                       845        789            56       7.1
      Ground                      10,345      9,849           496       5.0
                                 --------   --------     ---------
    Total U.S. domestic package   12,320     11,684           636       5.4
    International package:
      Domestic                       770        691            79      11.4
      Export                         366        298            68      22.8
                                 --------   --------     ---------
    Total international package    1,136        989           147      14.9
                                 --------   --------     ---------
      Consolidated                13,456     12,673           783       6.2 %
                                 ========   ========     =========

    Operating days in period          63         64

Average Revenue Per Piece:
    U.S. domestic package:                                  $
                                                         ---------
      Next Day Air                $19.95     $20.08        $(0.13)     (0.6)%
      Deferred                     12.96      12.85          0.11       0.9
      Ground                        5.86       5.68          0.18       3.2
    Total U.S. domestic package     7.64       7.45          0.19       2.6
    International:
      Domestic                      4.49       5.00         (0.51)    (10.2)
      Export                       30.27      31.72         (1.45)     (4.6)
    Total international package    12.80      13.05         (0.25)     (1.9)
      Consolidated                $ 8.07     $ 7.89        $ 0.18       2.3 %
                                 ========   ========     =========

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      U.S. domestic package revenue increased 6.4% primarily due to volume gains across all product lines, continuing the trends reported during the first and second quarters of 2000. Average daily package volume for our Ground products increased 5.0%, or almost one-half million packages per day. This volume increase, combined with a 3.2% increase in revenue per piece for our Ground products, accounted for approximately two-thirds of the overall revenue increase for this segment. The remaining increase in U.S. domestic package revenue was due to continued volume growth for our Next Day Air and Deferred products.

      The increase in international package revenue of 13.1% was due to volume growth for both our domestic and export products, offset by a decline in the revenue per piece for these products. This decline was primarily due to a decline in the value of the Euro relative to the U.S. dollar. Excluding the impact of currency fluctuations, overall revenue per piece for our international products would have increased 4.4%. The 22.8% increase in average daily volume for our export products represents our third consecutive quarter with volume increases in excess of 20%.

      The increase in non-package revenue resulted primarily from the new arrangement for providing excess value package insurance for our customers as well as continued growth of the UPS Logistics Group. Revenue for the UPS Logistics Group increased by $71 million, or 36.0%, from $197 million to $268 million.

      Operating expenses increased by $481 million, or 8.4%, to $6.206 billion during the third quarter of 2000. Compensation and benefits expenses increased by $223 million while other operating expenses increased $258 million. The increase in other operating expenses was primarily due to higher purchased transportation costs, higher fuel costs and claims expense associated with the new arrangement for providing excess value package insurance for our customers. The increase in purchased transportation costs were primarily due to increased business for our international and logistics operations, while the $50 million, or 28.7%, increase in fuel costs was due to the increase in fuel prices and the growth in volume, partially offset by the cost reductions generated by our fuel hedging program. International operating expenses were favorably impacted by the decline in the value of the Euro relative to the U.S. dollar.

      To offset the increasing fuel costs we have experienced over the last several quarters and that we expect to continue into the future, we implemented a temporary 1.25% fuel surcharge effective August 7, 2000. Approximately $50 million in revenue was recorded during the quarter as a result of the surcharge.

      Our operating margin improved from 14.7% during the third quarter of 1999 to 15.8% during the third quarter of 2000. The 15.8% operating margin represents our fourth consecutive quarter with an operating margin in excess of 15.0%. This improvement continues our recently reported trends and is favorably impacted by continued product mix improvements and our continued successful efforts in obtaining profitable volume growth.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

                                        Three Months Ended
                                           September 30,            Change
                                      ----------------------   -----------------
     Operating Segment                   2000         1999         $         %
                                      ---------    ---------   --------  -------
U.S. domestic package                   $1,043       $  916     $127      13.9 %
International package                       58           47       11      23.4
Non-package                                 60           27       33     122.2
                                      ---------    ---------   ------
    Consolidated Operating Profit       $1,161       $  990     $171      17.3 %
                                      =========    =========   ======


      U.S. domestic package operating profit increased over $100 million due to the volume and revenue improvements discussed previously.

      International package operating profit increased over 23% due to increased volume and revenue, and was realized despite significantly higher fuel costs. Continuing the trends we have reported in previous quarters, this improvement was well-balanced across our international regions. Excluding the impact of currency fluctuations, this segment would have reported an additional $8 million in operating profit during this period.

      The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers, which contributed $60 million of operating profit for the quarter. This improvement was offset in part by start-up costs associated with UPS Service Parts Logistics, UPS Capital Corporation and other initiatives.

      Our other income and expense improved $38 million, from expense of $28 million in the third quarter of 1999 to income of $10 million in the third quarter of 2000. This improvement was primarily due to higher cash and marketable securities balances that resulted in higher investment income, along with lower debt balances outstanding which resulted in lower interest expense.

      Net income for the third quarter of 2000 increased by $125 million from the third quarter of 1999. This increase resulted in an improvement in diluted earnings per share from $0.52 in the third quarter of 1999 to $0.60 in the third quarter of 2000.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

Nine Months Ended September 30, 2000 and 1999

      The following table sets forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars and in percentage terms:

                                Nine Months Ended
                                  September 30,
                               ---------------------
                                  2000        1999           $         %
                               ----------  ---------     ---------  -------
Revenue (in millions):
    U.S. domestic package:
      Next Day Air               $ 4,213    $ 3,834          $379      9.9 %
      Deferred                     2,074      1,897           177      9.3
      Ground                      11,372     10,508           864      8.2
                               ----------  ---------     ---------
    Total U.S. domestic package   17,659     16,239         1,420      8.7
    International package:
      Domestic                       673        680            (7)    (1.0)
      Export                       2,094      1,785           309     17.3
      Cargo                          307        237            70     29.5
                               ----------  ---------     ---------
    Total international package    3,074      2,702           372     13.8
    Non-package:
      UPS Logistics Group            696        566           130     23.0
      Other                          442         99           343    346.5
                               ----------  ---------     ---------
    Total non-package              1,138        665           473     71.1
                               ----------  ---------     ---------
      Consolidated               $21,871    $19,606        $2,265     11.6 %
                               ==========  =========     =========

Average Daily Package Volume

    (in thousands):                                          #
                                                         ---------
    U.S. domestic package:
      Next Day Air                 1,104      1,012            92      9.1 %
      Deferred                       851        790            61      7.7
      Ground                      10,193      9,709           484      5.0
                               ----------  ---------     -------
    Total U.S. domestic package   12,148     11,511           637      5.5
    International package:
      Domestic                       758        686            72     10.5
      Export                         356        290            66     22.8
                               ----------  ---------     ---------
    Total international package    1,114        976           138     14.1
                               ----------  ---------     ---------
      Consolidated                13,262     12,487           775      6.2 %
                               ==========  =========     =========

    Operating days in period         192        191

Average Revenue Per Piece:
    U.S. domestic package:                                   $
                                                         ---------
      Next Day Air               $ 19.88    $ 19.84        $ 0.04      0.2 %
      Deferred                     12.69      12.57          0.12      1.0
      Ground                        5.81       5.67          0.14      2.5
    Total U.S. domestic package     7.57       7.39          0.18      2.4
    International:
      Domestic                      4.62       5.19         (0.57)   (11.0)
      Export                       30.64      32.23         (1.59)    (4.9)
    Total international package    12.94      13.22         (0.28)    (2.1)
      Consolidated                 $8.02      $7.84        $ 0.18      2.3 %
                               ==========  =========     =========

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      U.S. domestic package revenue increased 8.7% primarily due to volume gains across all product lines, continuing the trends reported during the first and second quarters of 2000. All products contributed to this increase, with our higher revenue per piece express (Next Day Air and Deferred) products accounting for almost 40% of the overall revenue increase. Our average daily Ground volume grew at a 5.0% rate for the period, increasing by an average of 484,000 packages per day. Also contributing to the revenue increase was one extra operating day in the first nine months of 2000 compared to the first nine months of 1999.

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

      The increase in international package revenue was due to volume growth for both our domestic and export products, offset by a decline in the revenue per piece for these products. This decline was primarily due to a decline in the value of the Euro relative to the U.S. dollar. Overall average daily package volume increased 14.1% for international operations, with our export products, which had an average revenue per piece of $30.64, increasing at 22.8%.

      The increase in non-package revenue resulted primarily from the new arrangement for providing excess value package insurance for our customers as well as continued growth of the UPS Logistics Group. Revenue for the UPS Logistics Group increased by $130 million, or 23.0%, from $566 million to $696 million during this period.

      Operating expenses increased by $1.715 billion, or 10.2%, which was less than our revenue increase of 11.6%. Compensation and benefits expenses, the largest component of this increase, accounted for $963 million and included a $59 million charge recorded in the first quarter of this year relating to the creation of 4,000 new full-time hourly jobs resulting from the 1997 Teamsters contract. Other operating expenses increased $752 million due to higher purchased transportation costs, higher fuel costs and claims expense associated with the new arrangement for providing excess value package insurance for our customers. The increase in purchased transportation costs was primarily due to increased business for our international and logistics operations. The 43.9% increase in fuel costs from $467 million to $672 million was due to the increase in fuel prices and the growth in our average daily volume, partially offset by the cost reductions generated by our fuel hedging program. The increase in other operating expenses was slightly offset by the $49 million gain we recognized in the first quarter of this year from the sale of our UPS Truck Leasing subsidiary. International operating expenses were favorably impacted by the decline in the value of the Euro relative to the U.S. dollar.

Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      To offset the increasing fuel costs we have experienced over the last several quarters and that we expect to continue into the future, we implemented a temporary 1.25% fuel surcharge effective August 7, 2000. Approximately $50 million in revenue has been recorded year-to-date as a result of the surcharge.

      Our operating margin improved from 14.6% during the first nine months of 1999 to 15.6% during the same period in 2000. This improvement continues our recently reported trends and is favorably impacted by continued product mix improvements and our continued successful efforts in obtaining profitable volume growth.

      The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:


                                        Nine Months Ended
                                           September 30,            Change
                                      ----------------------   -----------------
      Operating Segment                  2000         1999         $         %
                                      ---------    ---------   --------  -------
U.S. domestic package                   $2,954       $2,603     $351      13.5 %
International package                      207          170       37      21.8
Non-package                                247           85      162     190.6
                                      ---------    ---------   ------
    Consolidated Operating Profit       $3,408       $2,858     $550      19.2 %
                                      =========    =========   ======


      U.S. domestic package operating profit increased over $351 million due to the volume and revenue improvements discussed previously.

      The improvement in the operating profit of our international package operations of 21.8% resulted primarily from increased volume and revenue, and was realized despite significantly higher fuel costs. This improvement occurred throughout our international regions. Excluding the impact of currency fluctuations, this segment would have reported an additional $20 million in operating profit during this period.

      The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers, which contributed $175 million of additional operating profit for the nine-month period. Also contributing to the operating profit improvement was the $49 million gain we recognized during the first quarter of 2000 from the sale of our UPS Truck Leasing subsidiary. These improvements were offset somewhat by start-up costs associated with UPS Service Parts Logistics, UPS Capital Corporation and other initiatives.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

      The increase in investment income of $351 million for the period is primarily due to two factors. First, in the first quarter of 2000, two companies in which our Strategic Enterprise Fund held investments were acquired by other companies, which caused us to recognize a gain of $241 million. Second, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that occurred in early March 2000 and the $1.2 billion in IPO proceeds that were not utilized for the tender offer. We announced a share repurchase program on April 20, 2000 under which we expect to utilize up to the remaining $1.2 billion not used in the tender offer, of which approximately $500 million remains available for share repurchases as of September 30, 2000, and continues to generate investment income.

      Net income for the nine months ended September 30, 2000 amounted to $2.210 billion, or $1.87 per diluted share, compared to net income of $222 million, or $0.20 per diluted share, for the same period in the prior year. Our fiscal 2000 results reflect the non-recurring items discussed above, which include the gains on our Strategic Enterprise Fund investments and sale of our Truck Leasing subsidiary, offset partially by the charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our fiscal 1999 results reflect a tax assessment charge resulting from an unfavorable ruling of the U.S. Tax Court. Excluding these non-recurring transactions for each of these periods, net income for the nine months ending September 30, 2000, would have been $2.071 billion, an increase of $407 million over adjusted 1999 net income of $1.664 billion. Adjusted diluted earnings per share increased from $1.48 in 1999 to $1.75 in 2000.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

Liquidity and Capital Resources

      Our  primary  source of  liquidity  is our cash flow from  operations.  We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $3.592 billion at September 30, 2000. Of this amount, approximately $500 million represents the net proceeds remaining from our initial public offering, which was completed in November 1999. We used the majority of the IPO proceeds to fund a cash tender offer to purchase Class A-1 shares from shareowners. The tender offer, which was announced on February 4, 2000 and expired on March 3, 2000, was for up to 100,893,277 shares at a price of $60 per share. The actual number of shares validly tendered and accepted for purchase by us was 67,834,815, which resulted in a cash expenditure of approximately $4.1 billion and reduced our outstanding Class A shares accordingly.

      The remaining IPO proceeds of approximately $500 million as of September 30, 2000, are available for a share repurchase program that was announced on April 20, 2000. In addition, an additional $750 million has been authorized for share repurchases.

      We maintain a commercial paper program under which we are authorized to borrow up to $2.0 billion. Approximately $1.055 billion was outstanding under this program as of September 30, 2000. Since we do not intend to refinance the full commercial paper balance outstanding at September 30, 2000, $955 million has been classified as a current liability on our balance sheet. The average interest rate on the amount outstanding at September 30, 2000 was 6.6%. On October 25, 2000, we entered into a second commercial paper program under which we are authorized to borrow up to $5.0 billion.

      We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring in April 2001 and the other expiring in April 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of September 30, 2000.

      We also maintain a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, we may issue notes from time to time denominated in a variety of currencies. At September 30, 2000, $800 million was available under this program. The $200 million outstanding at September 30, 2000 bears interest at a stated interest rate of 6.625%.

      In January 1999, we filed a shelf registration statement with the SEC under which we may issue debt securities in the U.S. marketplace of up to $2.0 billion. The debt may be denominated in a variety of currencies. In September 2000, we issued $300 million cash-settled convertible senior notes due September 27, 2007 pursuant to our shelf registration statement. The notes were sold at par with a stated interest rate of 1.75% and are callable after three years. The notes are convertible into cash, with the conversion price indexed to the trading price of our Class B common stock. There was approximately $405 million issued under this shelf registration statement at September 30, 2000.

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

      We, our competitors and other affected parties have filed comments with OSHA challenging the medical support and economic and technical feasibility of the proposed regulations. We do not believe that OSHA has complied with the statutory mandate of establishing significant risk of material health impairment or has properly analyzed the costs and benefits of these proposed regulations. We and other affected parties would have the right to appeal any final ergonomics standard to an appropriate federal court of appeals. We anticipate that such a standard would be rejected by the reviewing court. If ergonomic regulations resembling the current proposal were sustained by a reviewing court, we believe that we would prevail in an enforcement proceeding based on substantial defenses including the vagueness of the standards and the technological and economic feasibility of costly abatement measures.

      OSHA has taken the position that the cost of compliance with the proposed regulations will be only $4.2 billion per year over a ten-year period for all of American industry. We believe that these estimates are unrealistic. We have attempted to estimate the costs of compliance if OSHA adopts the proposed regulations and applies them in the same way as it sought to apply its prior unsuccessful attempts to impose ergonomic measures under its general authority. Based on this experience and assuming that, contrary to our expectations, OSHA were able to obtain court orders applying to all of our facilities that mandated compliance with these regulations, we estimate that the cost of compliance could be approximately $20 billion in initial costs, which would be incurred over a period of years, and approximately $5 billion in incremental annual costs. Such expenditures, if required to be incurred, would materially and adversely affect our financial condition, results of operations or liquidity.

 Management's Discussion and Analysis of Financial Condition and Results
                        of Operations (continued)

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

Future Accounting Changes

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized on the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 will be effective for us on January 1, 2001. We have performed an evaluation of our current material derivative instruments, including those items discussed in the Market Risk section set forth above. Based on our evaluation of the material open derivative contracts we held at September 30, 2000, the adoption of FAS 133 at that date would not have had a material impact on our financial position or results of operations.

        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations (continued)

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000. This adoption will not have a material impact on our financial position or results of operations.

      "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources" and other parts of this report contain "forward-looking" statements about matters that are inherently difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, for example, our competitive environment, economic and other conditions in the markets in which we operate, strikes, work stoppages and slowdowns, governmental regulation, increases in aviation and motor fuel prices, and cyclical and seasonal fluctuations in our operating results. Additional information concerning these risks and uncertainties, and other factors you may wish to consider, are provided in the "Risk Factors" section of our prospectus dated November 9, 1999, as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Item 2.

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We have been named as a defendant in 18 lawsuits that seek to hold us (and in three cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive; one case alleges violations of federal antitrust laws. An amended consolidated complaint also alleges a violation of the federal RICO statute. Seventeen of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding before the United States District Court for the Southern District of New York. We are in the process of having the remaining case consolidated into the multi-district litigation proceeding. These cases are in their initial stages, no discovery has commenced, and no class has been certified. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations have no merit and intend to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

Item 6. - Exhibits and Reports on Form 8-K

a)    Exhibits:

      (1) Underwriting Agreement dated September 21, 2000 between United Parcel Service, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

      (27)  Financial Data Schedule (for SEC filing purposes only)

b) Reports on Form 8-K: no reports on Form 8-K were filed during the quarter.

                              EXHIBIT INDEX

      (1) Underwriting Agreement dated September 21, 2000 between United Parcel Service, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED PARCEL SERVICE, INC.
                                                (Registrant)




Date:  November 14, 2000                  By:   /S/ Robert J. Clanin
                                          Robert J. Clanin
                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer