Form 10-K
period 2000-12-31
UNITED PARCEL SERVICE INC
filed 2001-04-02
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15451

UNITED PARCEL SERVICE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Glenlake Parkway, N.E.	30328
Atlanta, Georgia	(Zip Code)
(Address of Principal Executive Offices)

(404) 828-6000

(Registrant’s telephone number, including area code)

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
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of February 1, 2001, the aggregate market value of the class B common stock held by non-affiliates of the registrant was approximately $13,011,964,539. As of February 1, 2001, non-affiliates held 875,345,640 shares of class A common stock and 211,336,114 shares of class B common stock. Our class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of our class A common stock is convertible into one share of our class B common stock.

     As of February 1, 2001, there were 919,322,844 outstanding shares of class A common stock and 211,355,587 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 17, 2001 are incorporated by reference into Part III of this Report.

PART I

Item  1.     Business

Overview

      We are the world’s largest express carrier, the world’s largest package delivery company and a leading global provider of specialized transportation and logistics services. We were founded in 1907 as a private messenger and delivery service in the Seattle, Washington area. Over the past 94 years, we have expanded from a small regional parcel delivery service into a global company. We deliver packages each business day for 1.8 million shipping customers to six million consignees. In 2000, we delivered an average of more than 13.6 million pieces per day worldwide. Total revenue in 2000 was over $29.7 billion. We focus on the movement of goods, information and funds, and we seek to position ourselves as the world’s premier enabler of global commerce.

      Our primary business is the time-definite delivery of packages and documents throughout the United States and in over 200 other countries and territories. We have established a vast global transportation infrastructure and developed a comprehensive portfolio of guaranteed delivery services, and we support these services with advanced technology. We provide logistics services, including integrated supply chain management, for major companies worldwide. We are the industry leader in the delivery of goods purchased over the Internet.

Competitive Strengths

      We have the following competitive strengths:

      Global Reach and Scale. We believe that our integrated global ground and air network is the most extensive in the industry. We operate more than 150,000 vehicles and over 600 airplanes. In the U.S., we estimate that our integrated door-to-door delivery system carries goods having a value in excess of 6% of the U.S. gross domestic product, and we reach all U.S. businesses and residential addresses. We have invested billions of dollars in information technology, a fleet of airplanes and sorting facilities across our vast global delivery network. Based on number of jet aircraft operated, we are the ninth largest airline in North America. Our primary air hub is located in Louisville, Kentucky.

      We established our first international operation in Canada in 1975, and we established a domestic operation in West Germany in 1976. In the 1980s and early 1990s, we expanded our operations throughout Europe as the single market created by the European Union drove the need for pan-European delivery services. Today, we have what we believe is the most comprehensive integrated delivery and information services portfolio of any carrier in Europe, and we offer a broad portfolio of time-definite services, ranging from same-day delivery to logistics solutions for total supply chain management.

      In the last decade, we created more than two dozen alliances with Asian delivery companies to supplement company-owned operations, and we currently serve more than 40 Asia Pacific countries and territories. In January 2001, the U.S. Department of Transportation awarded us rights to fly directly from the U.S. to China. We began direct service from the U.S. to China in April 2001.

      We also have operations in Latin America and the Caribbean, and we are positioned to capitalize upon the growth potential in those regions. Through our 2000 acquisition of the assets and air routes of Challenge Air Cargo, we have become the largest air cargo carrier in Latin America. Our 2000 acquisition of Comlasa has positioned us as a leading provider of service parts logistics in Latin America and the Caribbean. In addition, we have formed alliances with a number of service partners in countries throughout our Americas region.

      Technology Systems. We have expanded our reputation as a leading package distribution company by developing an equally strong capability as a mover of electronic information. In 2000, we transmitted over 1.3 billion packets of data via wireless networks, and we currently collect electronic data on over 10.5 million packages each day — more than any of our competitors. As a result, we have improved our efficiency and price competitiveness, and we provide improved customer solutions.

      We have made significant investments in technology over the past decade. Citing UPS as the company making the greatest advancement in integrating both physical and online business practices, MIT’s Sloan School of Business awarded UPS its 2000 Clicks & Mortar Award. In ranking UPS second in its Fast Track 500, eWeek said that UPS “has firmly established itself as an e-business innovator.” The state-of-the-art technology that we deploy over our network enables us to serve our customers globally in the most efficient ways. This technology provides our customers with total order visibility and improves customer service, receiving, order management and accounting operations. Currently, we process approximately 85% of our domestic volume using a UPS or UPS-compatible shipping system.

      The following are examples of our technology:

•	we built and maintain the world’s largest private DB2 database;

•	we utilize the fastest and most complete delivery information hand-held computer used by any delivery company in the world;

•	in selected hubs, we have installed sophisticated, automated sortation systems to improve processing speed and operational efficiency; and

•	we offer an array of UPS OnLine® solutions, which provide proprietary software solutions to our customers that enable them to send, manage and track their shipments and provide us with electronic package-level detail to support these functions.

      E-Commerce Capabilities. We are a leading participant in and facilitator of e-commerce, which we define as the use of networked computer technology to facilitate the buying and selling of goods and services. According to AMR Research, Internet-based business-to-business commerce will grow to $5.7 trillion, and 29% of all business to business transactions will be Internet-based, by 2004. We have teamed with over 100 e-commerce leaders to offer fully integrated Web-enabled solutions for our customers. In fact, according to ActivMedia, more than 60% of the top 100 consumer e-commerce websites that use transportation services are UPS customers.

      We have integrated our systems with software produced by leading manufacturers of enterprise resource planning, Internet transactions, e-procurement and systems integration solutions. These solutions give our customers, and our partners’ customers, UPS service options integrated into their websites and their information technology infrastructures. This integration allows our customers to lower their package tracking costs, to improve their collections through closed-loop billing and to provide better customer service. At the same time, we gain a competitive advantage as the high-value transportation solution.

      Our website strategy is to provide our customers with the convenience of all the functions that they otherwise would perform over the phone or at one of our shipping outlets. Our site, www.ups.com, receives over 40 million hits and processes over 3.5 million package tracking transactions daily. This technology allows us to strengthen ties to our customers. They can easily download our interfaces to UPS transportation functionality, known as UPS OnLine Tools, to their own websites for direct use by their customers. This allows users to access our tools without leaving our customers’ websites. UPS OnLine Tools include tracking, rates, service selection, address validation, time-in-transit detail and shipping.

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

      We make guaranteed international shipments to more than 200 countries and territories worldwide, including guaranteed overnight delivery of documents to the world’s major business centers. We offer a complete portfolio of time-definite services for customers in major markets.

      We pioneered technologies that allow for secure, encrypted and trackable digital file deliveries over the Internet, such as UPS OnLine CourierSM. To make our services more easily available and to integrate our presence on the Web wherever e-commerce is taking place, we have developed a wide range of Internet tools accessible both from our website and from the websites of many of our customers. We offer free Internet access to UPS websites via UPS OnLine World Link. UPS OnLine World Link enables companies to take advantage of the speed and ease of online shipping and secure digital document delivery without the costs and productivity concerns associated with providing full Internet access.

      Our technological capabilities and our broad portfolio of services have contributed to our volume and revenue growth in recent years. Our sales and marketing strategies have enabled us to grow our volume and thereby improve the utilization of our network. These factors provide us the opportunity to continue to grow our business in the future.

      Customer Relationships. We serve the ongoing package distribution requirements of our customers worldwide and provide additional services that both enhance customer relationships and complement our position as the world’s premier enabler of global commerce.

      We focus on building and maintaining long-term customer relationships. We deliver packages each business day for 1.8 million shipping customers to six million consignees. In addition, thousands of other customers access us daily through on-call pick-up for air delivery services, about 52,000 letter drop-boxes, and over 25,000 independently owned authorized shipping outlets.

      We place significant importance on the quality of our customer relationships and conduct comprehensive market research to monitor customer perceptions. Since 1993, we have conducted telephone interviews with shipping decision-makers virtually every business day to determine their satisfaction with delivery providers and perception of performance on 17 key categories of service factors. We use the telephone interview data to develop a statistical model that identifies those service factors that have the greatest impact on improving customer satisfaction. This proprietary Customer Satisfaction Index allows us to continuously monitor satisfaction levels, to focus our sales and communications efforts and new service developments, and to develop process improvement initiatives.

      Brand Equity. We have built strong brand equity as a leader in quality service and product innovation in our industry. Among the factors that contribute to our brand equity are our:

•	friendly, professional delivery employees and familiar brown delivery vehicles;

•	long history of service reliability;

•	comprehensive service portfolio;

•	state-of-the-art technology;

•	history of innovation and industry firsts;

•	competitive pricing;

•	consistent advertising and communications to customers and the public about our evolving capabilities; and

•	longstanding and significant contributions to the communities in which we live and work.

      Our brand has successfully made the transition from a U.S.-based ground delivery company to a global time-definite service provider with the ability to launch innovative new products and services around the globe. For example, we were the first company to offer next-day delivery to every address in the 48 contiguous states and guaranteed next-business day delivery of packages and documents by 8:00 a.m. or 8:30 a.m. We also were the first full-service carrier to introduce same-day delivery services in the U.S., and the first to provide guaranteed nationwide ground service in the U.S.

      Increasingly, our customers recognize that we are an innovator of transportation and information-based business solutions on a broadening global scale. For example, in 2000 we launched UPS Signature Tracking, which allows customers to electronically view the actual signature image of the person who signed for a shipment at a delivery as captured on the delivery driver’s handheld computer. The information includes the full delivery address and, if applicable, the C.O.D. amount. We introduced this service in a secure environment on www.ups.com in 13 European countries, the U.S., Canada and Puerto Rico. UPS Signature Tracking has caused a significant decline in the number of phone calls to our customer service centers for these information requests, with a 25% reduction achieved in December 2000 compared to December 1999.

      Distinctive People and Culture. Our people are our most valuable asset. We believe that the dedication of our employees results in large part from our distinctive “employee-owner” concept. Our employee stock ownership tradition dates from 1927, when our founders, who believed that employee stock ownership was a vital foundation for successful business, first offered stock to our employees. To facilitate stock ownership by employees, we maintain several stock-based compensation programs. Currently, employees and retirees own about two-thirds of our outstanding class A common stock, and the founders’ families and foundations own the remaining shares of class A common stock. These groups continue to own about 80% of our total outstanding shares and control about 98% of the voting power of our outstanding stock.

      Our long-standing policy of “promotion from within” complements our tradition of employee ownership, and this policy has reduced significantly our need to hire managers and executive officers from outside UPS. A majority of the members of our management team began their careers as full-time or part-time hourly UPS employees, and have since spent their entire careers with us. Our CEO and most of our executive officers have more than 25 years of service with us and have accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all of our shareowners.

      Our many community service activities include:

•	UPS Foundation. Since 1951, The UPS Foundation has provided financial support to alleviate social problems — most notably programs that support family and workplace literacy, food distribution and nationwide volunteerism. The UPS Foundation also supports high-impact educational and urgent human needs programs.

•	Community Internship Program. For the past 30 years, selected managers have participated in four weeks of intense community service in underprivileged areas. We designed this initiative to educate managers about the needs of a diverse workforce and customer base and to allow these managers to apply their problem solving skills in the community.

•	Neighbor-to-Neighbor. Through an ongoing company-wide initiative, we match our employees’ and their families’ volunteer efforts with local programs. In 2000, over 19,500 volunteers donated almost 300,000 hours through this program.

•	United Way. Since our first campaign in 1982, we and our employees have contributed over $478 million to the United Way. In its 2000/2001 campaign, UPS was the largest corporate giver to United Way in the U.S.

•	Welfare-to-Work. In 1997, we became one of the five founding members of the White House-sponsored welfare-to-work program, which places people on public assistance into private sector jobs. We have developed, trained and mentored nearly 30,000 qualified candidates nationwide for positions at UPS.

•	School-to-Work. We have introduced a school-to-work program, which promotes education and real-world work experience for at-risk youth.

      Financial Strength. Our balance sheet gives us financial strength that few companies can match. We are one of the few companies — and the only transportation company — with a triple-A credit rating from both Standard & Poor’s and Moody’s. This credit rating reflects the strength of our competitive position, our consistent earnings and cash flow growth and our conservative balance sheet. As of December 31, 2000, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $1.95 billion and shareowners’ equity of $9.74 billion. Long-term debt was $2.98 billion. Our financial strength has given us the resources to achieve global scale and to make needed investments in technology and fleet to facilitate our growth.

Growth Strategy

      Our growth strategy is designed to take advantage of our competitive strengths while maintaining our focus on meeting or exceeding our customers’ requirements. The principal components of our growth strategy are as follows:

      Build on Our Leadership Position in Our Core Domestic Business. Our U.S. package operation is the foundation of our business and the primary engine for our future growth. We believe that our tradition of reliable parcel service, our experienced and dedicated employees and our unmatched delivery system provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase core domestic revenues through cross-selling our existing and new services to our large and diverse customer base, to limit the rate of expense growth and to employ technology-driven efficiencies to increase operating profit. Our core business also is a springboard for our growth in all other areas, including international, e-commerce, logistics, supply chain management and financial services. We plan to focus on maintaining and improving service quality, meeting customer demands and providing innovative service offerings in order to continue to grow domestic package revenues.

      Continue International Expansion. We have built a strong international presence through significant investments over a number of years. In 2000, our international package operations generated $4.17 billion of revenue. The international package delivery market has grown, and continues to grow, at a faster rate than the U.S. market. We plan to leverage our worldwide infrastructure and broad product portfolio to continue to improve our international business mix, to grow high margin premium services and to implement cost, process and technology improvements.

      Europe, which includes our operations in Africa and the Middle East, remains our largest regional market outside of the U.S. As the European Community evolves into a single marketplace, with well-established regional standards and regulations, we believe that our business will benefit from additional growth within Europe as well as continued growth in imports and exports worldwide. We plan to solidify and expand our market position in Europe, where we already have created a pan-European network. We have introduced new aircraft and additional capacity in Europe to support volume growth and add flexibility to our European air operations. In addition, we have gained additional operating rights and enhanced our European hubs. We believe that we have the strongest portfolio of pan-European services of any integrated carrier in Europe, combining time-definite delivery options and related information capabilities. We plan to continue to expand our service offerings in Eastern Europe and the Middle East.

      We also are investing in our Asian air network to enhance our operations, and we have developed new multi-million dollar hubs in Hong Kong and Taiwan. We have acquired operating rights to provide service to points in Asia and beyond from Tokyo, and we are seeking to acquire additional air operating authority from a number of countries. In January 2001, the U.S. Department of Transportation awarded us rights to fly directly from the U.S. to China. We began direct service from the U.S. to China in April 2001.

      We believe that there is significant untapped potential for us to expand our service offerings in Latin America. To this end, we have introduced overnight delivery between key cities in the Mercosur and other trade blocs. Most importantly, through our acquisition of the assets and air routes of Challenge Air Cargo, we have become the largest air cargo carrier in Latin America. This position will enable us to further develop our cargo business and provide advantages in pursuit of additional express package volume, a market that is less developed in the region.

      Provide Comprehensive Supply Chain and Financial Solutions. Many businesses have decided to outsource the management of all or part of their supply chains to streamline and gain efficiencies, to strengthen their balance sheets and to improve service. We anticipate that there will be further demand for a global service offering that incorporates transportation, service parts logistics, and supply chain services with complete financial support and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

•	We now redesign and operate supply chains for major companies in 50 countries, with about 10 million square feet of distribution space and 35 centralized locations worldwide, and we have acquired leading supply chain management and service parts logistics providers in France, Latin America, Asia, Australia and Canada.

•	We focus on technology, reengineering and management-based solutions for our customers rather than the more traditional logistics focus on trucks, warehouses and assets.

•	We maintain long-term relationships with our customers, which allows us to share our expertise in supply chain management across many industries and geographies, to establish innovative ways to speed products to market and to recommend to our customers more efficient services for their customers.

•	In January 2001, we agreed to acquire Fritz Companies, Inc., a global freight forwarding, customs brokerage and logistics concern, which we believe will enable us to offer a broad, integrated portfolio of services for moving everything from small packages to heavy freight, by any mode of transport, anywhere in the world.

      To complement our existing logistics and supply chain solutions, we are creating a portfolio of financial products and services that capitalizes on our financial strength, customer relationships and extensive package-level data on our customers’ shipments. UPS Capital™ Corporation provides customers these products and services in a variety of forms. And in January 2001, we agreed to acquire First International Bancorp, Inc., which we believe will enable us to create a powerful combination of financial, shipping and logistics solutions for customers that will enable them to better manage their supply chains.

      Leverage Our Leading-Edge Technology and E-Commerce Advantage. According to research firm eMarketer, online retail sales will grow 57% during 2001 to $65.9 billion. We believe that e-commerce will drive smaller and more frequent shipments and provide a strong complement to our core delivery service offerings.

      Our goal is to integrate our technology into the business processes of our customers, providing information to assist them in serving their customers and improving their cash flows. We also will use our technology and our physical infrastructure to help provide the operational backbone to businesses striving to create new business models in e-commerce. These new business models generally will operate in just-in-time or manufacturer-direct distribution modes, which are heavily dependent on smaller, more frequent shipments. In the process, we will gain knowledge of new repeatable business models and market this expertise elsewhere. A key component of this strategy is to expand relationships with technology providers in areas such as enterprise resource planning, e-procurement and marketplace solutions, and to integrate our technologies into their solutions and into the websites and systems of their customers.

      Our leading-edge technology has enabled our e-commerce partners to integrate our shipping functionality into their e-commerce product suites. Our partners’ products are being installed throughout the Internet, and we expect these integrated systems to provide us with a competitive advantage. In addition, the technology we integrate into our partners’ products creates significant value for our customers through reduced cycle times, lower operating costs, improved customer service, enhanced collections and the ability to offer strong delivery commitments.

      Our website at www.ec.ups.com supports our commitment to e-commerce, promotes the advantages of e-commerce and spotlights our unique position with regard to the facilitation of e-commerce.

      Pursue Strategic Acquisitions and Global Alliances. In order to remain the preeminent global company in our industry, we will continue to make strategic acquisitions and enter into global alliances. Our initial public offering better positioned us to pursue strategic acquisitions and enter into global alliances that can:

•	complement our core business;

•	build our global brand;

•	enhance our technological capabilities or service offerings;

•	lower our costs; and

•	expand our geographic presence and managerial expertise.

      During 2000, we completed 13 acquisitions, which were concentrated primarily in the non-package segment and the customs brokerage industry. In the first quarter of 2001, we announced three additional acquisition agreements:

•	Fritz Companies, Inc. On January 10, 2001, we announced that we had entered into an agreement to acquire Fritz Companies, Inc., a global freight forwarding, customs brokerage and logistics concern, for approximately $450 million in class B common stock. We believe that this acquisition will enable us to offer a broad, integrated portfolio of services for moving everything from small packages to heavy freight, by any mode of transport, anywhere in the world.

•	First International Bancorp, Inc. On January 16, 2001, we announced that we had entered into an agreement to acquire First International Bancorp, Inc., a provider of structured trade finance, commercial and government-backed lending products, for approximately $78 million in class B common stock. We believe that this acquisition will enable us to create a powerful combination of financial, shipping and logistics solutions for customers that will enable them to better manage their supply chains.

•	Mail Boxes Etc. On March 2, 2001, we announced that we had entered into an agreement to acquire substantially all of the assets of Mail Boxes Etc., the world’s largest franchisor of independently owned and operated business, communication and shipping centers, for approximately $191 million in cash. We believe that this acquisition will allow us to develop new opportunities in such areas as small business services, e-commerce and financial services.

      Each of these transactions is subject to closing conditions, and each is expected to close during the second quarter of 2001.

Products and Services—Package Operations

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

      In addition to our standard ground delivery product, UPS Hundredweight Service® offers discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient at one address and shipped on the same day. Customers can realize significant savings on these shipments compared to LTL or air freight forwarder rates. UPS Hundredweight Service is available in all 48 contiguous states.

  Domestic Air Services

      We provide domestic air delivery throughout the United States. UPS Next Day Air® offers guaranteed next business day delivery by 10:30 a.m. to more than 75% of the United States population and delivery by noon to areas covering an additional 14%. We offer Saturday delivery for UPS Next Day Air shipments for an additional fee.

      UPS Next Day Air Early A.M.® guarantees next business day delivery of packages and documents by 8:00 a.m. or 8:30 a.m. to more than 55% of the United States population. UPS Next Day Air Early A.M. is available from virtually all overnight shipping locations coast to coast. In addition, UPS Next Day Air Saver® offers next day delivery by 3:00 or 4:30 p.m. to commercial destinations and by the end of the day to residential destinations in all 48 contiguous states.

      We offer three options for customers who desire guaranteed delivery services but do not require overnight delivery:

•	UPS 2nd Day Air A.M.® provides guaranteed delivery of packages and documents to commercial addresses by noon of the second business day;

•	UPS 2nd Day Air® provides guaranteed delivery of packages and documents in two business days; and

•	3 Day Select® provides guaranteed delivery in three business days.

  International Delivery Services

      We deliver international shipments to more than 200 countries and territories worldwide, and we provide guaranteed overnight delivery to the world’s major business centers. Throughout 2000, we continued to develop our global delivery and logistics network. We offer a complete portfolio of import, export and domestic services that is designed to provide a uniform service offering across major countries, including UPS Worldwide ExpressSM and UPS Worldwide ExpeditedSM. This portfolio includes guaranteed 8:00 a.m., 8:30 a.m., 10:30 a.m., and 12:00 p.m. next business day delivery to major cities, including delivery by 10:30 a.m. to over 700 cities in Europe, as well as scheduled day-definite air and ground services. We offer complete customs clearance service for any mode of transportation, regardless of carrier, at all UPS Customhouse Brokerage sites in the U.S. and Canada and other parts of the world.

      UPS Worldwide Express provides guaranteed door-to-door, customs-cleared delivery to more than 200 countries and territories. This service includes guaranteed overnight delivery of documents from major cities worldwide to many international business centers. For package delivery from the U.S., UPS Worldwide Express provides guaranteed overnight delivery to major cities in Mexico and Canada and guaranteed second business day delivery for packages to more than 290 cities in Europe. Shipments from the U.S. and other parts of the world to other destinations via UPS Worldwide Express generally are delivered in one to three business days.

      UPS Worldwide Express PlusSM complements our regular express service by providing guaranteed early morning delivery options from international locations to major cities around the world. These options include guaranteed early morning second business day delivery from the United States to over 150 cities in Europe and other early morning delivery to major business centers around the world.

      We have two additional shipment pricing options in our major international markets for UPS Worldwide Express and UPS Worldwide Express Plus: the UPS 10KG Box® and the UPS 25KG BoxTM. These options offer a simple, convenient, door-to-door fixed-rate shipping solution for express shipments up to 10 kilograms and 25 kilograms, respectively. Customers using these packaging options receive flat rates based on destination.

      We also offer UPS Worldwide Expedited service, a guaranteed alternative that is faster and more reliable than traditional air freight. From the United States, shipments to Mexico and Canada are delivered within three business days, and shipments to most major destinations in Europe, South America and Asia generally are delivered in four to five business days. Customers outside the United States enjoy similar qualities of service and transit.

      UPS 3 Day SelectSM from Canada is an example of our ability to support customers’ commerce needs between the major trading lanes of the U.S. and Canada. UPS 3 Day Select is an economical service with guaranteed delivery from most locations in Canada to every address in the 48 contiguous states within three business days.

      UPS Standard service provides scheduled delivery of shipments within and between the European Union countries, within Canada and between the United States and Canada. This service includes day-specific delivery of less-than-urgent package shipments. It offers delivery typically between one and five days, depending on distance.

      UPS domestic services in major countries complement our delivery service portfolio and provide time-definite delivery options for packages moving between points in those countries.

  Delivery Service Options

      We offer additional services such as Consignee Billing, Delivery Confirmation and UPS Return Services to those customers who require customized package distribution solutions. We designed Consignee Billing for customers who receive large volumes of merchandise from a number of vendors. We bill these consignee customers directly for their shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries and is available throughout the United States and Puerto Rico. Immediate confirmation is also available upon request.

      UPS Return Services provide our customers with multiple solutions to meet their various returns needs:

•	UPS Returns, which are solutions that provide a return label to the end-user;

•	UPS Returns Plus, which are solutions that provide a return label and a pickup to the end-user; and

•	UPS Returns on the Web, which is a Web-based solution that enables an end-user to generate a return label directly from a vendor’s website.

Products and Services — Non-Package Operations

  UPS Logistics Group

      We formed UPS Logistics Group, Inc. in 1995. UPS Logistics Group offers a full portfolio of logistics services on a global or regional level, including supply chain network design, re-engineering and management expertise, leading-edge information systems and value-added services such as product testing, configuration and returns management. UPS Logistics Group’s operations in North America, Europe, Asia and Latin America include hundreds of distribution facilities and strategic stocking locations.

      UPS Logistics Group provides its comprehensive logistics solutions through four primary business units:

•	Supply Chain Management provides solutions to re-engineer and manage supply chains — from supplier through manufacturer, distributor, dealer or end-consumer — in a wide variety of industries, including computers, telecommunications, automotive, electronics, e-commerce and healthcare.

•	Transportation Services manages complex transportation networks and a full range of multi-modal options. It provides transportation network analysis and re-engineering, lane and mode optimization, carrier selection and routing, tracking and tracing, auditing and freight payment and other value-added services that cover a full range of shipment sizes and weights and multiple modes. It also provides dedicated contract carriage services and specialized automotive services ranging from inbound sourcing to finished vehicle delivery network management and aftermarket distribution.

•	Service Parts Logistics manages post-sale support, including strategic stocking locations, urgent parts deliveries and return-and-repair operations across a wide variety of industries. It provides logistics planning, central parts distribution, inventory management, returns management, SmartCourier® field repair, depot repair and hundreds of strategically placed forward stocking locations.

•	Logistics Technologies provides integrated logistics information systems and services, offering flexible, proprietary software systems that include territory planning, routing and scheduling, real-time dispatch and tracking, end-to-end transportation solutions and total delivery and returns management. This unit also supports UPS Logistics Group customer solutions.

  UPS Capital Corporation

      UPS Capital and its subsidiaries deliver a portfolio of financial products and services that help customers expand operations, market to new accounts, improve inventory management, accelerate cash flow, lease new equipment and expand working capital. Its portfolio includes:

•	C.O.D. Enhancement Services, which offers UPS C.O.D. shippers fast and convenient options for depositing C.O.D. remittances. UPS C.O.D. Automatic provides advance funding of C.O.D. remittances, depositing immediately available funds generally within two to three days after delivery. UPS C.O.D. Direct Deposit deposits C.O.D. remittance checks to an account generally within two to three days after delivery.

•	Distribution Finance, which helps customers minimize carrying costs and increase cash flow. Services include accounts receivable financing, asset-based lending and accounts receivable purchase.

•	Equipment Leasing, which provides leases for a full range of business equipment costing from $1,000 to $250,000, including computers, copiers and printers, telecommunications systems, office furniture and warehouse and materials handling machinery.

•	Global Trade Finance, which provides international trade financial solutions, including export receivables services and export letters of credit services.

•	Glenlake Insurance Agency, which is a full-service provider of financial and insurance solutions for the small business owner. It provides excess value insurance, C.O.D. Secure, world risk international insurance, small business insurance and credit insurance.

  Other Non-Package Operations

      We also have subsidiaries that provide other value-added services, such as consulting, call-center operation and e-commerce solutions.

•	UPS Professional Services, Inc. provides global management consulting that delivers strategic business solutions in the areas of distribution strategy, service parts logistics, engineering services, fleet services, technology solutions, e-commerce solutions and package design and testing.

•	UPS Business Communications Services, Inc. offers full support for call-center services, e-commerce, quality measurement and telecommunications consulting.

•	UPS e-Ventures, Inc. is a corporate incubator for UPS that identifies, tests and rapidly launches new UPS businesses, focusing on e-commerce. e-Ventures serves as the research, development and incubation arm of UPS-based ideas that go beyond package delivery.

•	UPS e-Logistics, Inc. offers online businesses a wide range of “behind the scenes” services to manage the entire supply chain once an order is placed on a website. It provides a complete menu of bundled and configurable services for e-businesses, including small- and medium-sized e-commerce business and dot-com divisions of established companies. These services include a network of distribution centers, inventory management, order fulfillment (pick, pack and ship), inbound/outbound transportation, customer call centers, returns management and management reporting.

  Electronic Services

      We provide a variety of UPS OnLine solutions that support automated shipping and tracking. UPS OnLine WorldShip® is software that is available in 50 countries around the world. WorldShip helps shippers streamline their shipping activities by processing shipments, printing address labels, tracking packages and providing management reports, all from a desktop computer. WorldShip supports the portfolio of UPS services, including international shipments, and provides support for preparation of export documentation. UPS Internet Shipping is a quick and convenient way to ship packages using the Web without installing additional software. Internet Shipping is available in the U.S. and most major markets in Europe, Asia and Latin America. All a shipper needs to process a shipment is a computer with Internet access and a laser printer. UPS OnLine Host Access provides electronic connectivity between UPS and the shipper’s host computer system, linking UPS shipping information directly to all parts of the customer’s organization. UPS OnLine Host Access can be used to enhance and streamline the customer’s sales, service, distribution and accounting functions by providing direct access to vital transportation planning, shipment status and merchandise delivery information. UPS OnLine Compatible Solutions, provided by third-party vendors, offer similar benefits to customers who want to automate their shipping and tracking processes.

      UPS Document ExchangeSM, featuring UPS OnLine CourierSM service, is a delivery solution that utilizes the Internet as the mode of transport. This service offers features not found in traditional e-mail applications, such as document tracking, version translation, scheduled delivery, delivery confirmation, security options and the ability to carry any type of digital file. This gives customers the ability to send any digitally produced material in a secure environment, which allows them to take advantage of the speed and efficiencies of electronic delivery.

      Our website, www.ups.com, brings a wide array of information services to customers worldwide. Package tracking, pick-up requests, rate quotes, service mapping, drop-off locator, transit times and supply ordering services all are available at the customer’s desktop. The site also displays full domestic and international service information.

Sales and Marketing

      Our field sales organization includes about 3,700 domestic and 1,100 international account executives worldwide. Account executives are assigned to individual operating districts. For our largest multi-site customers, we have an organization of regionally based account managers who report directly to our corporate office.

      In addition to our general sales force, we have three supplemental sales forces. In the U.S., we have an international business sales force, which is focused on international business out of major U.S. business centers, and a UPS Hundredweight Service sales force, which targets LTL volume. Globally, we have an e-commerce sales team, which focuses on UPS technology solutions for businesses. Within these specialty sales forces, account executives report to their respective districts. Our logistics operations and other subsidiaries maintain their own sales forces.

      Our marketing organization is generally organized along similar lines. At the corporate level, the marketing group is engaged in brand management, rate-making and revenue management policy, market and customer research, product development, product management, marketing alliances and e-commerce, including the non-technical aspects of our Web presence. Advertising, public relations and most formal marketing communications are centrally conceived and controlled.

      Individual district and region marketing personnel are engaged in business planning, bid preparation and other revenue management activities, and in coordinating alignment with corporate marketing initiatives. Individual regions and districts may engage in local promotional and public relations activities pertinent to their locales.

Employees

      During 2000, we had approximately 359,000 employees. We recently were named one of Fortune magazine’s “Diversity Elite — 50 Best Companies for Blacks, Asians and Hispanics” for the second consecutive year.

      As of December 31, 2000, we employed approximately 214,000 of our employees (60% of our total employees) under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters. These agreements run through July 31, 2002. We employ the majority of our pilots under a collective bargaining agreement with the Independent Pilots Association. This agreement becomes amendable on January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamster Local 2727, which becomes amendable July 31, 2001. The majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

      We believe that our relations with our employees are good.

Competition

      We are the largest package distribution company in the world, in terms of both revenue and volume. We offer a broad array of services in the package delivery industry and, therefore, compete with many different companies and services on a local, regional, national and international basis. Our competitors include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our major competitors include Federal Express, the United States Postal Service, Airborne Express, DHL Worldwide Express, Deutsche Post and TNT Post Group.

      We believe competition increasingly is based on a carrier’s ability to integrate its distribution and information systems with its customers’ systems to provide unique transportation solutions at competitive prices. We rely on our vast infrastructure and service portfolio to attract and maintain customers. As we move into logistics and other non-package areas, we compete with a number of participants in the logistics, financial services and information technology industries.

Government Regulation

      Both the Department of Transportation and the Federal Aviation Administration regulate air transportation services.

      The DOT’s authority primarily relates to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations or cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices, and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. We are subject to U.S. customs laws and regulations regarding the import and export of shipments to and from the U.S. In addition, our customs brokerage entities are subject to those same laws and regulations as they relate to the filing of documents on behalf of client importers and exporters.

      The FAA’s authority primarily relates to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. In 1988, the FAA granted us an operating certificate, which remains in effect so long as we meet the operational requirements of federal aviation regulations.

      The FAA has issued rules mandating repairs on all Boeing Company and McDonnell-Douglas Corporation aircraft that have completed a specified number of flights, and also has issued rules requiring a corrosion control program for Boeing Company aircraft. Our total expenditures under these programs for 2000 were about $11.1 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

      Our ground transportation of packages in the United States is subject to the DOT’s jurisdiction with respect to the regulation of routes and to both the DOT’s and the states’ jurisdiction with respect to the regulation of safety, insurance and hazardous materials.

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

Item  1A.     Executive Officers of the Registrant

		Principal Occupation
		and Employment During
Name and Office	Age	at Least the Last Five Years

John J. Beystehner Senior Vice President	49	Senior Vice President (1999 to present), Marketing Group Manager (2001 to present), Worldwide Sales Group Manager (1997 to present), Airline Operations Manager (1994 to 1997), District Manager (1992 to 1994), Legal and Regulatory Air Operations Manager (1987 to 1992)

Calvin Darden Senior Vice President and Director	51	Senior Vice President and U.S. Operations Manager (1998 to present), Director (2001 to present), Corporate Quality Manager (1995 to 1998), Region Manager (1993 to 1995), District Manager (1991 to 1993)

D. Scott Davis Senior Vice President, Chief Financial Officer and Treasurer	49	Senior Vice President, Chief Financial Officer and Treasurer (2001 to present), Vice President — Finance (2000 to 2001), Chief Executive Officer of Overseas Partners Ltd. (1998 to 2000), Accounting Manager (1996 to 1998), Financial Reports and Plans Manager (1994 to 1996), Treasury Manager (1991 to 1994)

John A. Duffy Senior Vice President	54	Senior Vice President (1999 to present), Corporate Strategy Group Manager (1996 to present), Strategic Operations Planning Group Manager (1994 to 1996), International Marketing Manager (1993 to 1994), District Manager (1989 to 1993)

		Principal Occupation
		and Employment During
Name and Office	Age	at Least the Last Five Years

Michael L. Eskew Vice Chairman, Executive Vice President and Director	51	Vice Chairman (2000 to present), Executive Vice President (1999 to present), Director (1998 to present), Corporate Development Group Manager (1999 to 2000), Senior Vice President (1996 to 1999), Engineering Group Manager (1996 to 2000), Corporate Industrial Engineering Manager (1993 to 1996), District Manager (1991 to 1993)

James P. Kelly Chairman of the Board, Chief Executive Officer and Director	57	Chairman of the Board and Chief Executive Officer (1997 to present), Director (1991 to present), Vice Chairman (1996), Executive Vice President (1994 to 1996), Chief Operating Officer (1992 to 1996), U.S. Operations Manager (1990 to 1992)

Kenneth W. Lacy Senior Vice President and Chief Information Officer	51	Senior Vice President and Chief Information Officer (1996 to present), Vice President — Information Services (1994 to 1996), Corporate Controller (1992 to 1994), Financial Manager (1989 to 1992)

Christopher D. Mahoney Senior Vice President	53	Senior Vice President (1998 to present), Transportation Group Manager (2001 to present), Labor Relations Group Manager (2001 to present), U.S. Operations Manager (1998 to 2001), Region Manager (1990 to 1998), President, UPS Canada Ltd. (1990 to 1994), District Manager (1984 to 1990)

Joseph R. Moderow Senior Vice President, Secretary and Director	52	Director (1988 to present), Senior Vice President and Secretary (1986 to present), Legal and Public Affairs Group Manager (1989 to present)

Joseph M. Pyne Senior Vice President	53	Senior Vice President (1996 to present), Corporate Development Group Manager (2000 to present), Marketing Group Manager (1996 to 2001), Vice President — Marketing (1995 to 1996), National Marketing Planning Manager (1989 to 1995)

Lea N. Soupata Senior Vice President and Director	50	Senior Vice President and Human Resources Group Manager (1995 to present), Director (1998 to present), Vice President — Human Resources (1994 to 1995), District Manager (1990 to 1994)

Ronald G. Wallace Senior Vice President and President — International Operations	56	Senior Vice President and President — International Operations (1998 to present), Region Manager (1994 to 1998), District Manager (1979 to 1994)

		Principal Occupation
		and Employment During
Name and Office	Age	at Least the Last Five Years

Thomas H. Weidemeyer Senior Vice President, Chief Operating Officer and Director	53	Chief Operating Officer (2001 to present), Director (1998 to present), Senior Vice President (1994 to present), Engineering Group Manager (2000 to present), Corporate Compliance Officer (2001 to present), Transportation Group Manager (1997 to 2001), Labor Relations Group Manager (1997 to 2001), Airline Operations Manager (1990 to 1994), President — UPS Airlines (1994 to 2001)

Item  2.     Properties

Operating Facilities

      We own our headquarters, which are located in Atlanta, Georgia and consist of about 735,000 square feet of office space on an office campus.

      We also own our 27 principal U.S. package operating facilities, which have floor spaces that range from about 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease about 1,150 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities have additional facilities for servicing our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

      We also own or lease almost 600 facilities that support our international package operations and hundreds of facilities that support our non-package operations. UPS Logistics Group maintains facilities with about 10 million square feet of floor space. We believe that our facilities are adequate to support our current operations.

      Our aircraft are operated in a hub and spokes pattern in the United States. Our principal air hub in the United States is located in Louisville, Kentucky, with regional air hubs in Columbia, South Carolina, Dallas, Texas, Hartford, Connecticut, Ontario, California, Philadelphia, Pennsylvania and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. Our Louisville, Kentucky hub handles the largest volume of packages for air delivery in the United States. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Our regional air hub in Canada is located in Hamilton, Ontario.

      Our new automated sorting facility, “Hub 2000,” currently is under construction in Louisville, Kentucky. We expect this new facility, which commenced partial operations in September 2000, to add efficiency and to increase our hub capacity by over 40% in Louisville.

      Our computer operations are consolidated in a 435,000 square foot leased facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, New Jersey. We have leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and operations facility. We also own a 175,000 square foot facility located on a 25-acre site in the Atlanta, Georgia area, which serves as a backup to the main computer operations facility in New Jersey. This facility provides production functions and backup capacity in case a power outage or other disaster incapacitates the main data center. It also helps us to meet communication needs.

Fleet

  Aircraft

      The following table shows information about our aircraft fleet as of December 31, 2000:

		Short-term
		Leased or
	Owned and	Chartered
	Capital	From	On	Under
Description	Leases	Others	Order	Option

McDonnell-Douglas DC-8-71	23	—	—	—

McDonnell-Douglas DC-8-73	26	—	—	—

Boeing 727-100	51	—	—	—

Boeing 727-200	10	—	—	—

Boeing 747-100	12	—	—	—

Boeing 747-200	4	2	—	—

Boeing 757-200	75	—	—	—

Boeing 767-300	30	—	2	—

Boeing MD-11	—	—	13	22

Airbus A300-600	7	—	83	50

Other	—	382	—	—

Total	238	384	98	72

      We maintain an inventory of spare engines and parts for each aircraft.

      All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

      During 2000, we took delivery of seven Airbus A300-600 aircraft. We have firm commitments to purchase 13 Boeing MD-11 aircraft between 2001 and 2004, two Boeing 767-300 aircraft in 2001, and 83 Airbus A300-600 aircraft between 2001 and 2009. We also have options to purchase 22 Boeing MD-11 aircraft between 2005 and 2010 and 50 Airbus A300-600 aircraft between 2004 and 2012.

  Vehicles

      We operate a ground fleet of more than 150,000 vehicles, ranging from custom built delivery vehicles to large tractors and trailers, including over 2,000 vehicles operated by subsidiaries of UPS Logistics Group.

      Our ground support fleet consists of over 25,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have over 30,000 containers used to transport cargo in our aircraft.

Safety

      We promote safety throughout our operations.

      Our Automotive Fleet Safety Program is built with the following components:

•	Selection. Six out of every seven drivers come from our part-time ranks. Therefore, many of our new drivers are familiar with our philosophies, policies, practices and training programs.

•	Training. Training is the cornerstone of our Fleet Safety Program. Our approach starts with training the trainer. All trainers undergo a rigorous training workshop to ensure that they have the skills and motivation to effectively train novice drivers. A new driver’s employment includes eight hours of classroom “space and visibility” training followed by three safety training rides integrated into his or her training cycle.

•	Responsibility. Our operations managers are responsible for their drivers’ safety records. We investigate every accident. If we determine that an accident could have been prevented, we re-train the driver.

•	Preventive Maintenance. An integral part of our Fleet Safety Program is a comprehensive Preventive Maintenance Program. Our fleet is tracked by computer to ensure that each vehicle is serviced before a breakdown or accident is likely to occur.

•	Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have about 2,700 drivers who have driven for 25 years or more without an avoidable accident.

      We have a comprehensive health and safety program that is monitored by our employee-management health and safety committees. The workplace safety process focuses on employee conditioning and safety-related habits. We enlist employees’ help in designing facilities and work processes.

Item  3.     Legal Proceedings

      On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd., a Bermuda company (OPL), which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the U.S. Tax Court entered a decision in accord with its opinion.

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

      The IRS, in an issued report, has taken similar positions for tax years 1991 through 1994. We expect the IRS to take similar positions for tax years 1995 through 1999. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We believe that a number of aspects of the Tax Court decision are incorrect, and we have appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Eleventh Circuit has heard oral arguments. We do not know when the court will render a decision.

      In our second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classified the tax charge as income taxes.

      We determined the size of our reserve with respect to these matters in accordance with accounting principles generally accepted in the United States of America based on our estimate of our most likely liability. In making this determination, we concluded that it is more likely that we will be required to pay taxes on income reported by OPL and interest, but that it is not probable that we will be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million.

      On August 31, 1999, we deposited $1.349 billion, and on August 8, 2000, we deposited an additional $91 million, with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS’s methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. These deposits and filings were made in order to stop the accrual of interest, where applicable, on that amount of the IRS’s claim, without conceding the IRS’s positions or giving up our right to appeal the Tax Court’s decision.

      After the Tax Court decision, National Union Fire Insurance Company, a subsidiary of American International Group, Inc., notified OPL that effective September 30, 1999, it would terminate the five underlying policies that provide shippers’ risk insurance for UPS customers. The termination of these policies triggered the immediate termination of the reinsurance agreement between National Union and OPL.

      UPS, on behalf of our customers, and National Union agreed on a restructuring of this program, which became effective October 1, 1999. Commencing on October 1, 1999, National Union issued five new policies that include coverage for UPS customers. Glenlake Insurance Agency, Inc., a licensed insurance agency formed in 1998 and a wholly owned subsidiary of UPS Capital Corporation, now offers excess value package insurance to be issued under the five new polices.

      UPS Re Ltd., a wholly owned subsidiary of UPS, has entered into a reinsurance agreement under which it will reinsure substantially all of the risks underwritten by National Union in exchange for substantially all of the premiums collected. UPS Re Ltd., is a licensed reinsurance company formed in 1999 to reinsure risks related to UPS and its subsidiaries. UPS Re Ltd., which is domiciled in Bermuda, has elected to be taxed on its income as part of UPS’s consolidated income tax return for federal income tax purposes. This revised arrangement should eliminate the issues considered by the Tax Court in the Notices of Deficiency relating to OPL for the periods after September 1999.

      The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $15 million in additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through 2000 could aggregate up to $368 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2000. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe the eventual resolution of these issues will not result in a material adverse effect on our financial condition, results of operations or liquidity.

      We have been named as a defendant in 23 lawsuits that seek to hold us (and, in certain cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984 (or, in some of the cases, for shorter time periods). These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Eighteen of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) before the United States District Court for the Southern District of New York. An amended consolidated complaint in the MDL Proceeding also alleges a violation of the federal RICO statute. Another complaint in the MDL Proceeding alleges violations of federal antitrust laws. We are in the process of seeking to have four of the remaining cases consolidated into the MDL Proceeding. The other remaining case was remanded from federal court to state court in Madison County, Illinois and is proceeding independent of the MDL Proceeding. No class has been certified in any of these cases. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

      In November 2000, the U.S. Occupational Safety and Health Administration, or OSHA, published its final ergonomics standard which would have required American industry to take expansive compliance steps in the workplace when an employee reports a musculoskeletal complaint such as low back pain. If OSHA had enforced these regulations by seeking the same ergonomic measures it has advocated in the past under its general authority to remedy “recognized hazards,” it might have demanded extensive changes in the physical layout of our distribution centers as well as the hiring of significant numbers of additional full-time and part-time employees. Our competitors, as well as the remainder of American industry, also would have incurred proportionately comparable costs.

      The rule was challenged by a broad coalition of trade associations and businesses in actions consolidated in the United States Court of Appeals for the D.C. Circuit. Among other arguments against the rule, opponents asserted that OSHA did not comply with the statutory mandate of establishing significant risk of material health impairment or properly analyze the costs and benefits of the proposed regulations. We believed that implementation of the rule would be stayed, that a reviewing court would reject the rule, or that if ergonomic regulations resembling this proposal had been sustained by a reviewing court we would have prevailed in an enforcement proceeding based on substantial defenses.

      OSHA took the position that the cost of compliance with the proposed regulations would have been only $4.5 billion per year over a ten-year period for all of American industry. We maintained that these estimates were unrealistic and estimated that the cost of compliance could have been significantly greater, both in initial costs and in incremental annual costs. We also estimated that such expenditures, if required to be incurred, would have materially and adversely affected our financial condition, results of operations, and liquidity.

      Subsequent to December 31, 2000, the United States Senate and the House of Representatives passed joint resolutions disapproving the OSHA ergonomics standard and declaring that the standard shall have no force or effect. President Bush has signed into law a repeal of the OSHA ergonomics standard. We anticipate that the legal proceedings described above will be dismissed as moot.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect on our financial condition, results of operations or liquidity.

Item  4.     Submission Of Matters to a Vote of Security Holders

      None

PART II

Item  5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market. On November 10, 1999, our class B common stock began to trade on the New York Stock Exchange under the ticker symbol “UPS”. The following is a summary of our stock price activity and declared dividend information subsequent to our initial public offering on November 10, 1999.

				Dividends
	High	Low	Close	Declared

1999

November 10 to December 31	$76.94	$61.00	$69.00	$0.30

2000

1st Quarter	$69.75	$49.50	$63.00	$0.17

2nd Quarter	$66.94	$55.00	$59.00	$0.17

3rd Quarter	$61.50	$51.88	$56.38	$0.17

4th Quarter	$64.31	$51.25	$58.81	$0.17

      Prior to November 10, 1999, UPS common stock was not listed on a securities exchange and was not sold in the organized over-the-counter markets. We would notify our shareowners periodically of our willingness to purchase a limited number of shares at specified prices determined by the board of directors. In determining the share price, the board would consider a variety of factors, including past and current earnings, earnings estimates, the ratio of UPS common stock to debt of UPS, other factors affecting the business and long-range prospects of UPS, and general economic conditions, as well as opinions furnished from time to time by investment counselors acting as independent appraisers.

      The following is a summary of the prices at which we have published notices of our willingness to purchase shares from January 1, 1999, to November 9, 1999, and dividends declared during this period.

		Dividends
Dates	Price	Declared

January 1 to February 17, 1999	$20.00	$—

February 18 to May 19, 1999	$21.50	—

May 20 to August 18, 1999	$23.50	$0.28

August 19 to November 9, 1999	$25.50	—

      The policy of our board of directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the board of directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

      As of March 9, 2001, there were 129,753 and 10,280 record holders of Class A and Class B stock, respectively.

Item  6.     Selected Financial Data

      The following table sets forth selected financial data for each of the five years in the period ended December 31, 2000. This financial data should be read in conjunction with our Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial data appearing elsewhere in this report.

	Years Ended December 31,

	2000		1999	1998	1997	1996

	(In millions except per share amounts)

Selected Income Statement Data

Revenue:

U.S. domestic package	$24,002		$22,313	$20,650	$18,868	$18,881

International package	4,166		3,730	3,399	3,067	3,074

Non-package	1,603		1,009	739	523	413

Total revenue	29,771		27,052	24,788	22,458	22,368

Operating expenses:

Compensation and benefits	16,546		15,285	14,346	13,289	13,326

Other	8,713		7,862	7,439	7,526	7,092

Total operating expenses	25,259		23,147	21,785	20,815	20,418

Operating profit (loss):

U.S. domestic package	3,929		3,506	2,815	1,623	2,150

International package	274		232	29	(106)	(302)

Non-package	309		167	159	126	102

Total operating profit	4,512		3,905	3,003	1,643	1,950

Other income (expense):

Investment income	527		197	126	97	55

Interest expense	(205)		(228)	(227)	(187)	(95)

Tax assessment	—		(1,786)	—	—	—

Income before income taxes	4,834		2,088	2,902	1,553	1,910

Income taxes	1,900		1,205	1,161	644	764

Net income	$2,934		$883	$1,741	$909	$1,146

Per share amounts:

Basic earnings per share	$2.54		$0.79	$1.59	$0.82	$1.03

Diluted earnings per share	$2.50		$0.77	$1.57	$0.81	$1.01

Dividends declared per share	$0.68		$0.58	$0.43	$0.35	$0.34
Weighted Average Shares Outstanding

Basic	1,153		1,121	1,093	1,103	1,114

Diluted	1,175		1,141	1,108	1,116	1,129

As Adjusted Net Income Data:

Net income before impact of non-recurring items	$2,795	(1)	$2,325 (2)	$1,741	$909	$1,146

As a percentage of revenue	9.4%		8.6%	7.0%	4.0%	5.1%

Basic earnings per share	$2.42		$2.07	$1.59	$0.82	$1.03

Diluted earnings per share	$2.38		$2.04	$1.57	$0.81	$1.01

	December 31,

	2000	1999	1998	1997	1996

	(In millions)

Selected Balance Sheet Data

Working capital	$2,623	$5,994	$1,355	$734	$1,027

Long-term debt	2,981	1,912	2,191	2,583	2,573

Total assets	21,662	23,028	17,067	15,912	14,954

Shareowners’ equity	9,735	12,474	7,173	6,087	5,901

(1)	Excludes $139 million in net income related primarily to investment gains.
(2)	Excludes a $1.442 billion tax assessment charge.

Item  7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

  2000 Compared to 1999

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended
	December 31,		Change

Revenue	2000	1999	$	%

	(In millions)

U.S. domestic package:

Next Day Air	$5,664	$5,240	$424	8.1%

Deferred	2,910	2,694	216	8.0

Ground	15,428	14,379	1,049	7.3

Total U.S. domestic package	24,002	22,313	1,689	7.6

International package:

Domestic	904	924	(20)	(2.2)

Export	2,837	2,479	358	14.4

Cargo	425	327	98	30.0

Total international package	4,166	3,730	436	11.7

Non-package:

UPS Logistics Group	1,021	771	250	32.4

Other	582	238	344	144.5

Total non-package	1,603	1,009	594	58.9

Consolidated	$29,771	$27,052	$2,719	10.1%

Average Daily Package Volume:			#

	(In thousands)

U.S. domestic package:

Next Day Air	1,122	1,039	83	8.0%

Deferred	914	852	62	7.3

Ground	10,434	10,016	418	4.2

Total U.S. domestic package	12,470	11,907	563	4.7

International package:

Domestic	786	711	75	10.5

Export	368	303	65	21.5

Total international package	1,154	1,014	140	13.8

Consolidated	13,624	12,921	703	5.4%

Average Revenue Per Piece:			$

U.S. domestic package:

Next Day Air	$19.87	$19.86	$0.01	0.1%

Deferred	12.53	12.45	0.08	0.6

Ground	5.82	5.65	0.17	3.0

Total U.S. domestic package	7.58	7.38	0.20	2.7

International package:

Domestic	4.53	5.12	(0.59)	(11.5)

Export	30.35	32.21	(1.86)	(5.8)

Total international package	12.76	13.21	(0.45)	(3.4)

Consolidated	$8.02	$7.84	$0.18	2.3%

      U.S. domestic package revenue increased almost $1.7 billion, or 7.6%, primarily due to volume gains across all product lines, combined with a 2.7% increase in average revenue per piece, which was primarily driven by our Ground products. All products contributed to the revenue increase, with our higher revenue per piece express (Next Day Air and Deferred) products increasing at approximately the same rate (8.1% and 8.0% respectively). Our average daily Ground volume grew at a 4.2% rate for the period, helping to bring our total U.S. average daily package volume to almost 12.5 million pieces.

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

      The increase in international package revenue was due to double-digit volume growth for both our domestic and export products, offset by a decline in the revenue per piece for these products. This decline was primarily due to a decline in the value of the Euro relative to the U.S. dollar that occurred during 2000. The value of the Euro averaged $0.92 in 2000 compared to $1.07 in 1999. Overall average daily package volume increased 13.8% for international operations, with our export products, which had an average revenue per piece in excess of $30, increasing at 21.5%.

      The increase in non-package revenue resulted primarily from the new arrangement for providing excess value package insurance for our customers as well as continued growth of the UPS Logistics Group. Revenue for the UPS Logistics Group increased by $250 million, or 32.4%, to over $1 billion for the year ended December 31, 2000. The new arrangement for providing excess value package insurance began in the fourth quarter of 1999. Consequently, this item will have a reduced impact on the comparability of the revenue for our non-package segment in future periods.

      Operating expenses increased by $2.112 billion, or 9.1%, which was less than our revenue increase of 10.1%. Compensation and benefits expenses, the largest component of this increase, accounted for $1.261 billion of the increase and included a $59 million charge recorded in the first quarter of 2000 relating to the creation of 4,000 new full-time hourly jobs resulting from the 1997 Teamsters contract. Other operating expenses increased $851 million primarily due to higher purchased transportation costs, higher fuel costs and claims expense associated with the new arrangement for providing excess value package insurance for our customers. The increase in purchased transportation costs was primarily due to increased business for our international and logistics operations. The 40.1% increase in fuel costs from $681 million to $954 million was due to the increase in fuel prices during 2000 and the additional fuel usage due to the growth in our average daily package volume, partially offset by cost reductions generated by our fuel hedging program. The increase in other operating expenses of $219 million was slightly offset by the $49 million gain we recognized in the first quarter of 2000 from the sale of our UPS Truck Leasing subsidiary. International operating expenses were favorably impacted by the decline in the value of the Euro relative to the U.S. dollar as discussed above.

      To offset the increasing fuel costs we have experienced over the last several quarters and that we expect to continue into the near future, we implemented a temporary 1.25% fuel surcharge effective August 7, 2000. Approximately $130 million in revenue was recorded in 2000 as a result of the surcharge.

      Our operating margin, defined as operating profit as a percentage of revenue, improved from 14.4% during 1999 to 15.2% during 2000. This improvement continues our recently reported trends and was favorably impacted by continued product mix improvements and our continued successful efforts in obtaining profitable volume growth.

      The following table shows the change in operating profit, both in dollars and in percentage terms:

	Year Ended
	December 31,		Change

Operating Segment	2000	1999	$	%

	(In millions)

U.S. domestic package	$3,929	$3,506	$423	12.1%

International package	274	232	42	18.1

Non-package	309	167	142	85.0

Consolidated operating profit	$4,512	$3,905	$607	15.5%

      U.S. domestic package operating profit increased by $423 million, or 12.1%, due to the volume and revenue improvements discussed previously.

      The improvement in the operating profit of our international package segment of 18.1%, or $42 million, resulted primarily from increased volume and revenue, and was realized despite significantly higher fuel costs. This improvement occurred throughout our international regions. The improvement in operating profit for this segment would have been $36 million greater, if the impact of currency fluctuations was excluded.

      The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers, which contributed $183 million of additional operating profit for the year. Also contributing to the operating profit improvement was the $49 million gain we recognized during the first quarter of 2000 from the sale of our UPS Truck Leasing subsidiary. These improvements were offset somewhat by start-up costs associated with UPS Logistics Group’s service parts logistics offering, UPS e-Ventures, UPS Capital Corporation and other initiatives.

      The increase in investment income of $330 million for the period is primarily due to two factors. First, in the first quarter of 2000, two companies in which our Strategic Enterprise Fund held investments were acquired by other companies, which caused us to recognize a gain of $241 million. Second, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that was completed in early March 2000 and the $1.2 billion in IPO proceeds that were not utilized for the tender offer. In 1999, we had the net IPO proceeds available for investment from mid-November through the end of the year. We announced a share repurchase program on April 20, 2000 under which we would utilize up to the remaining $1.2 billion not used in the tender offer. As of December 31, 2000, approximately $105 million remained available for share repurchases.

      Net income for the year ended December 31, 2000 was $2.934 billion, or $2.50 per diluted share, compared to net income of $883 million, or $0.77 per diluted share, for the prior year. Our 2000 results reflect the non-recurring items discussed above, which include the gains on our Strategic Enterprise Fund investments and the sale of our UPS Truck Leasing subsidiary, offset partially by the charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our 1999 results reflect a tax assessment charge resulting from an unfavorable ruling of the U.S. Tax Court. Excluding these non-recurring transactions for each of these years, adjusted net income for 2000 would have been $2.795 billion, an increase in excess of 20% over adjusted 1999 net income of $2.325 billion. Adjusted diluted earnings per share would have increased from $2.04 in 1999 to $2.38 in 2000

      Our fourth quarter 2000 results reflected a decline in our previously reported growth rates for both revenue and average daily volume. These declines were caused by an overall weakening of the economy.

  1999 Compared to 1998

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended
	December 31,		Change

Revenue:	1999	1998	$	%

	(In millions)

U.S. domestic package:

Next Day Air	$5,240	$4,690	550	11.7%

Deferred	2,694	2,464	230	9.3

Ground	14,379	13,496	883	6.5

Total U.S. domestic package	22,313	20,650	1,663	8.1

International package:

Domestic	924	953	(29)	(3.0)

Export	2,479	2,176	303	13.9

Cargo	327	270	57	21.1

Total international package	3,730	3,399	331	9.7
Non-package

UPS Logistics Group	771	631	140	22.2

Other	238	108	130	120.4

Total non-package	1,009	739	270	36.5

Consolidated	$27,052	$24,788	$2,264	9.1%

Average Daily Package Volume:			#

	(In thousands)

U.S. domestic package:

Next Day Air	1,039	938	101	10.8%

Deferred	852	783	69	8.8

Ground	10,016	9,645	371	3.8

Total U.S. domestic package	11,907	11,366	541	4.8

International package:

Domestic	711	730	(19)	(2.6)

Export	303	256	47	18.4

Total international package	1,014	986	28	2.8

Consolidated	12,921	12,352	569	4.6%

Average Revenue Per Piece:			$

U.S. domestic package:

Next Day Air	$19.86	$19.69	$0.17	0.9%

Deferred	12.45	12.39	0.06	0.5

Ground	5.65	5.51	0.14	2.5

Total U.S. domestic package	7.38	7.15	0.23	3.2

International package:

Domestic	5.12	5.14	(0.02)	(0.4)

Export	32.21	33.46	(1.25)	(3.7)

Total international package	13.21	12.49	0.72	5.8

Consolidated	$7.84	$7.58	$0.26	3.4%

      U.S. domestic package revenue increased more than $1.6 billion primarily due to a 4.8% increase in average daily package volume combined with a 3.2% improvement in revenue per piece. Package volume growth was experienced in all products, with average volumes for our Next Day Air and Deferred products growing at 10.8% and 8.8%, respectively. We generated substantial growth in our Ground revenue, which comprised 64% of our U.S. domestic package revenue, based on average volume growth of 3.8% and a 2.5% improvement in average revenue per piece.

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

      The growth in non-package revenue resulted primarily from the continued growth of the UPS Logistics Group. This growth reflects both new business and increased business with existing customers. Revenue for the non-package segment was also increased by the new arrangement for providing excess value package insurance for our customers, which commenced in the fourth quarter of 1999.

      Operating expenses increased by $1.366 billion, or 6.3%, which was less than our increase in revenue of 9.1%. Compensation and benefit expenses accounted for $939 million of this increase. Purchased transportation costs increased by $160 million and fuel costs increased by $77 million. The operating margin for 1999 was 14.4% compared to 12.1% in 1998. This improvement was largely due to containment of operating expense growth through better utilization of existing capacity and from continued company-wide cost containment efforts.

      The following table shows the change in operating profit, both in dollars and in percentage terms:

	Year Ended
	December 31,		Change

Operating Segment	1999	1998	$	%

	(In millions)

U.S. domestic package	$3,506	$2,815	$691	24.5%

International package	232	29	203	700.0

Non-package	167	159	8	5.0

Consolidated Operating Profit	$3,905	$3,003	$902	30.0%

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

      The increase in non-package operating profit was largely due to the new arrangement for providing excess value package insurance for our customers. The new arrangement for excess value package insurance, which was implemented in the fourth quarter of 1999, increased non-package operating profit by $60 million. This increase was offset by continued start-up costs at UPS Capital Corporation, higher third party underwriting losses for UPINSCO, our captive insurance company, and a reduction in intersegment profit. The UPS

Logistics Group experienced a small decrease in operating profit compared to last year. This decrease was due to third-party transportation costs for the group’s service parts logistics offering and higher fuel costs for its UPS Truck Leasing subsidiary. These decreases were offset somewhat by higher operating profits for the group’s supply chain management offering.

      The increase in investment income of $93 million for the year was due to large cash, cash equivalents and marketable securities and short-term investments balances we have maintained during 1999, including the IPO proceeds received in November.

      Net income for 1999 decreased by $858 million from 1998, resulting in a decrease in diluted earnings per share from $1.57 in 1998 to $0.77 in 1999. These results reflect the charge we recorded during the second quarter of 1999, resulting from an unfavorable ruling of the U.S. Tax Court. Excluding the impact of this one-time charge of $1.442 billion, our adjusted net income for 1999 would have been $2.325 billion, with an associated adjusted diluted earnings per share of $2.04. Further discussion of this matter is included in the Liquidity and Capital Resources section.

Liquidity and Capital Resources

      Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $2.0 billion at December 31, 2000. Of this amount, approximately $105 million represents the net proceeds remaining from our initial public offering, which was completed in November 1999. In November 1999, we received net proceeds of $5.266 billion from our initial public offering. We used the majority of the IPO proceeds to fund a cash tender offer to purchase Class A-1 shares from shareowners.

      The remaining IPO proceeds of approximately $105 million as of December 31, 2000 were available for a share repurchase program that was announced on April 20, 2000. In addition, an additional $750 million has been authorized for share repurchases.

      We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.366 billion was outstanding under these programs as of December 31, 2000. Since we do not intend to refinance the full commercial paper balance outstanding at December 31, 2000, $366 million has been classified as a current liability in our balance sheet. The average interest rate on the amount outstanding at December 31, 2000 was 6.5%.

      We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring on April 26, 2001 and the other expiring on April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 2000.

      We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At December 31, 2000, $1.0 billion was available under this program. The $200 million outstanding at December 31, 2000, which was issued under this program in 1997, bears interest at a stated rate of 6.625%. Subsequent to December 31, 2000, we issued $736 million of 30-year Pound Sterling bonds under this program, which bear interest at a stated rate of 5.50%.

      We have filed a shelf registration statement under which we may issue debt securities in the U.S. of up to $2.0 billion. The debt may be denominated in a variety of currencies. In September 2000, we issued $300 million cash-settled convertible senior notes due September 27, 2007 pursuant to our shelf registration statement. The notes were sold at par with a stated interest rate of 1.75% and are callable after three years. The notes may be exchanged for an amount of cash that is indexed to the trading price of Class B common stock. There was approximately $405 million issued under this shelf registration statement at December 31, 2000. Subsequent to December 31, 2000, we have issued debt under our UPS Notes program. The notes issued under this program have various terms and maturities, all with fixed interest rates. As of February 28, 2001, $57 million has been issued under this program. Also subsequent to December 31, 2000, we issued $89 million in floating rate senior notes due December 2050, which bear interest at one-month LIBOR less 45 basis points.

      On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of OPL, which had reinsured excess value package insurance purchased by our customers beginning in 1984. In February 2000, the U.S. Tax Court entered a decision in accord with its opinion.

      In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency. The IRS, in an issued report, has taken similar positions for tax years 1991 through 1994. We expect the IRS to take similar positions for tax years 1995 through 1999. We believe that a number of aspects of the Tax Court decision are incorrect, and we have appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Eleventh Circuit has heard oral arguments. We do not know when the court will render a decision.

      We have been named as a defendant in 23 lawsuits that seek to hold us (and in certain cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984 (or, in some of the cases, for shorter time periods). The ultimate resolution of these matters cannot presently be determined.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect on our financial condition, results of operations or liquidity.

      In November 2000, OSHA published its final ergonomics standard, which would have required American industry to take expansive compliance steps in the workplace when employees report musculoskeletal complaints such as low back pain. The rule was subsequently challenged by a broad coalition of trade associations and businesses in actions consolidated in the United States Court of Appeals for the D.C. Circuit. We, our competitors, and other affected parties filed comments with OSHA challenging several aspects of the rule, including the medical support and economic and technical feasibility of the proposed regulations. OSHA took the position that the cost of compliance with the proposed regulations would have been only $4.5 billion per year over a ten-year period for all of American industry. We maintained that these estimates were unrealistic and estimated that the cost of compliance would have been significantly greater, both in initial costs and in incremental annual costs. We estimated that such expenditures, if required to be incurred, would have materially and adversely affect our financial condition, results of operations, and liquidity.

      Subsequent to December 31, 2000, the United States Senate and House of Representatives passed joint resolutions disapproving the OSHA ergonomics standard, and declaring that the standard shall have no force or effect. President Bush has signed into law a repeal of the OSHA ergonomics standard. We anticipate that the legal proceedings described above will be dismissed as moot.

      Reference is made to Note 4 to the accompanying audited consolidated financial statements for more information on each of the matters (Tax Court decision, lawsuits and OSHA) discussed previously.

      We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases through 2009.

      Following is a summary of capital expenditures:

	Year Ended December 31,

	2000	1999	1998

	(In millions)

Buildings and facilities	$947	$579	$408

Aircraft and parts	645	433	942

Vehicles	156	139	141

Information technology	399	325	154

	$2,147	$1,476	$1,645

      We anticipate capital expenditures of approximately $2.8 billion in 2001. These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software.

Market Risk

      We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. All of this market risk arises in the normal course of business, as UPS does not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, equity and commodity forward contracts, options, and swaps.

      A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 13 to the consolidated financial statements.

  Commodity Price Risk

      We are exposed to increases in the price of refined fuels, principally jet-A, diesel, and unleaded gasoline, which are all used in our normal business operations. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel prices. These derivative instruments generally cover forecasted fuel consumption for periods up to one year. The net fair value of such contracts, subject to price risk, excluding the underlying exposures, as of December 31, 2000 and 1999 was an asset (liability) of approximately $(5) and $27 million, respectively. The potential change in the fair value of these derivative contracts, assuming a 10% change in the underlying commodity price, would be approximately $9 and $12 million at December 31, 2000 and 1999, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

  Foreign Currency Exchange Risk

      We have foreign currency risks related to our revenue, operating costs, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. As of December 31, 2000 and 1999, the net fair value of the hedging instruments described above was a liability of approximately $9 million and none, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $37 million and none for 2000 and 1999, respectively.

      This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

  Interest Rate Risk

      As described in Note 2 to the consolidated financial statements, we have various debt instruments, including debt associated with capital leases, that are issued at fixed rates of interest. Such financial instruments are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair value of our total long-term debt at December 31, 2000 and 1999 was $3.7 and $2.5 billion, respectively. The potential change in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $127 and $78 million for 2000 and 1999, respectively.

      We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. Interest rate swaps allow us to maintain a target range of floating rate debt.

      The net fair value of our interest rate swaps at December 31, 2000 and 1999 was an asset of approximately $3 and $44 million, respectively. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $30 and $13 million for 2000 and 1999, respectively.

      This sensitivity analysis assumes a parallel shift in the yield curve. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates.

  Equity Price Risk

      We hold investments in various available-for-sale equity securities that are subject to price risk. The fair value of such investments, as of December 31, 2000 and 1999, was an asset of approximately $382 and $87 million, respectively. In addition, we utilize options to hedge the price risk for certain of these equity securities. The potential change in the fair value of these investments, assuming a 10% change in prices, net of the offsetting impact of any hedges, would be approximately $31 and $9 million for 2000 and 1999, respectively.

  Credit Risk

      The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

Future Accounting Changes

      In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. After adoption on January 1, 2001, all derivative instruments will be recognized on the balance sheet at fair value, and changes in the fair values of such instruments will be recognized currently in earnings unless specific hedge accounting criteria are met. We will record a one-time cumulative effect, after-tax charge totaling $14 million in the income statement, as well as an unrealized accumulated transition adjustment gain of $23 million to accumulated other comprehensive loss for the initial adoption of FAS 133 in the quarter ended March 31, 2001.

Forward-Looking Statements

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources” and other parts of this report contain “forward-looking” statements about matters that are inherently difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements.

  Risk Factors

      The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•	The impact of competition on a local, regional, national and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our industry is undergoing rapid consolidation, and the combining entities are competing aggressively for business at low rates.

•	The affect of general economic and other conditions in the markets in which we operate, both in the United States and internationally. Our operations in international markets are also affected by currency exchange and inflation risks.

•	Strikes, work stoppages and slowdowns by our employees. Such actions may affect our ability to meet our customers’ needs, and we may face permanent loss of customers if we are unable to provide uninterrupted service. The terms of future collective bargaining agreements may also affect our competitive position and results of operations.

•	The impact of complex and stringent aviation, transportation, environmental, labor, employment and other governmental laws and regulations. Our failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct our operations.

•	An increase in the prices of gasoline, diesel fuel and jet fuel for our aircraft and delivery vehicles. We require significant quantities of gasoline and fuel and are exposed to the commodity price risk associated with variations in the market price for petroleum products.

•	Cyclical and seasonal fluctuations in our operating results due to decreased demand for our services.

Item  7A.     Quantitative and Qualitative Disclosures about Market Risk

      Information about market risk can be found in Item 7 of this Form 10-K under the caption “Market Risk.”

Item  8.     Financial Statements and Supplementary Data

      Our financial statements are filed together with this Form 10-K. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this Form 10-K. Supplementary data appear in note 14 to our financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item  10.     Directors and Executive Officers of the Registrant

      Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 17, 2001, which we filed with the SEC on March 27, 2001, and is incorporated herein by reference.

      Information about our executive officers can be found in Part I, Item 1A, of this Form 10-K under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

      Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 17, 2001, which we filed with the SEC on March 27, 2001, and is incorporated herein by reference.

Item  11.     Executive Compensation

      Information about executive compensation is presented under the caption “Compensation of Executive Officers and Directors,” excluding the information under the caption “Report of the Compensation Committee,” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 17, 2001, which we filed with the SEC on March 27, 2001, and is incorporated herein by reference.

Item  12.     Security Ownership of Certain Beneficial Owners and Management

      Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 17, 2001, which we filed with the SEC on March 27, 2001, and is incorporated herein by reference.

Item  13.     Certain Relationships and Related Transactions

      Information about relationships and related transactions is presented under the captions “Certain Business Relationships” and “Common Relationships with Overseas Partners Ltd.” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 17, 2001, which we filed with the SEC on March 27, 2001, and is incorporated herein by reference.

PART IV

Item  14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  1.  Financial Statements.

See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed with this Form 10-K.

          2.  Financial Statement Schedules.

Not applicable.

          3.  List of Exhibits.

See the Exhibit Index beginning on page E-1 for a list of the exhibits incorporated by reference into or filed with this Form 10-K.

      (b)  Reports on Form 8-K.

          None.

      (c)  Exhibits required by Item 601 of Regulation S-K.

See the Exhibit Index beginning on page E-1 for a list of the exhibits incorporated by reference into or filed with this Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Parcel Service, Inc.
(Registrant)

By:	/s/ JAMES P. KELLY

James P. Kelly
Chairman of the Board and Chief Executive Officer

Date: April 2, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. BROWN, III William H. Brown, III	Director	April 2, 2001
/s/ D. SCOTT DAVIS D. Scott Davis	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 2, 2001
/s/ CALVIN DARDEN Calvin Darden	Senior Vice President and Director	April 2, 2001
/s/ MICHAEL L. ESKEW Michael L. Eskew	Vice Chairman, Executive Vice President and Director	April 2, 2001
/s/ JAMES P. KELLY James P. Kelly	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2001
Ann M. Livermore	Director
Gary E. MacDougal	Director
/s/ JOSEPH R. MODEROW Joseph R. Moderow	Senior Vice President, Secretary and Director	April 2, 2001
Kent C. Nelson	Director
Victor A. Pelson	Director

Signature	Title	Date

/s/ LEA N. SOUPATA Lea N. Soupata	Senior Vice President and Director	April 2, 2001
Robert M. Teeter	Director
John W. Thompson	Director
/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Senior Vice President, Chief Operating Officer and Director	April 2, 2001

UNITED PARCEL SERVICE, INC.

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners

United Parcel Service, Inc.
Atlanta, Georgia

      We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc., and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc., and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 30, 2001

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31,

	2000	1999

ASSETS

Current Assets:

Cash and cash equivalents	$879	$4,204

Marketable securities and short-term investments	1,073	2,074

Accounts receivable	4,140	3,167

Prepaid health and welfare benefit costs	408	381

Other current assets	624	366

Total Current Assets	7,124	10,192

Property, Plant and Equipment:

Vehicles	3,244	3,444

Aircraft (including aircraft under capitalized leases)	8,663	8,173

Land	649	656

Buildings	1,612	1,467

Leasehold improvements	2,006	1,902

Plant equipment	4,902	4,334

Construction-in-progress	918	494

	21,994	20,470

Less accumulated depreciation and amortization	9,665	8,891

	12,329	11,579

Prepaid Pension Costs	1,593	931

Other Assets	616	326

	$21,662	$23,028

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:

Commercial paper	$366	$—

Accounts payable	1,674	1,295

Accrued wages and withholdings	1,134	998

Dividends payable	192	361

Tax assessment	146	457

Current maturities of long-term debt	257	512

Other current liabilities	732	575

Total Current Liabilities	4,501	4,198

Long-term Debt (including capitalized lease obligations)	2,981	1,912

Accumulated Postretirement Benefit Obligation	1,049	990

Deferred Taxes, Credits and Other Liabilities	3,396	3,454

Shareowners’ Equity:

Preferred stock, no par value, authorized 200,000,000 shares, none issued	—	—

Class A common stock, par value $.01 per share, authorized 4,600,000,000 shares, issued 935,873,745 and 1,101,295,534 in 2000 and 1999.	9	11

Class B common stock, par value $.01 per share, authorized 5,600,000,000 shares, issued 198,819,384 and 109,400,000 in 2000 and 1999.	2	1

Additional paid-in capital	267	5,096

Retained earnings	9,684	7,536

Accumulated other comprehensive loss	(227)	(170)

	9,735	12,474

	$21,662	$23,028

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions except per share amounts)

	Years Ended December 31,

	2000	1999	1998

Revenue	$29,771	$27,052	$24,788

Operating Expenses:

Compensation and benefits	16,546	15,285	14,346

Other	8,713	7,862	7,439

	25,259	23,147	21,785

Operating Profit	4,512	3,905	3,003

Other Income and (Expense):

Investment income	527	197	126

Interest expense	(205)	(228)	(227)

Tax assessment	—	(1,786)	—

	322	(1,817)	(101)

Income Before Income Taxes	4,834	2,088	2,902

Income Taxes	1,900	1,205	1,161

Net Income	$2,934	$883	$1,741

Basic Earnings Per Share	$2.54	$0.79	$1.59

Diluted Earnings Per Share	$2.50	$0.77	$1.57

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY

(In millions except per share amounts)

	Class A		Class B				Accumulated
	Common Stock		Common Stock		Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)

Balance, January 1, 1998	1,124	$11	—	$—	$—	$6,157	$(81)

Comprehensive income:

Net income	—	—	—	—	—	1,741	—

Foreign currency adjustments	—	—	—	—	—	—	19

Unrealized loss on marketable securities	—	—	—	—	—	—	(1)

Comprehensive income

Constructive retirement of common stock	(6)	—	—	—	—	(90)	—

Dividends ($.43 per share)	—	—	—	—	—	(466)	—

Gain on issuance of treasury stock	—	—	—	—	70	—	—

Stock award plans	—	—	—	—	255	(17)	—

Reclassification of common stock held for stock plans	—	—	—	—	—	—	—

Balance, December 31, 1998	1,118	11	—	—	325	7,325	(63)

Comprehensive income:

Net income	—	—	—	—	—	883	—

Foreign currency adjustments	—	—	—	—	—	—	(104)

Unrealized loss on marketable securities	—	—	—	—	—	—	(3)
Comprehensive income

Dividends ($.58 per share)	—	—	—	—	—	(672)	—

Gain on issuance of treasury stock	—	—	—	—	5	—	—

Stock award plans	7	—	—	—	91	—	—

Treasury stock purchases	—	—	—	—	—	—	—

Treasury stock issuances	—	—	—	—	—	—	—

Issuance of Class B common stock in public offering, net of issuance costs	—	—	109	1	5,265	—	—

Retirement of treasury stock	(24)	—	—	—	(590)	—	—

Balance, December 31, 1999	1,101	11	109	1	5,096	7,536	(170)

Comprehensive income:

Net income	—	—	—	—	—	2,934	—

Foreign currency adjustments	—	—	—	—	—	—	(56)

Unrealized loss on marketable securities	—	—	—	—	—	—	(1)

Comprehensive income

Dividends ($.68 per share)	—	—	—	—	—	(786)	—

Stock award plans	15	—	—	—	602	—	—

Common stock purchases:

Tender offer	(68)	(1)	—	—	(4,069)	—	—

Other	(16)	—	(7)	—	(1,395)	—	—

Common stock issuances	1	—	—	—	33	—	—

Conversion of Class A common stock to Class B common stock	(97)	(1)	97	1	—	—	—

Balance, December 31, 2000	936	$9	199	$2	$267	$9,684	$(227)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock		Total
			Shareowners’
	Shares	Amount	Equity

Balance, January 1, 1998	—	$—	$6,087

Comprehensive income:

Net income	—	—	1,741

Foreign currency adjustments	—	—	19

Unrealized loss on marketable securities	—	—	(1)

Comprehensive income			1,759

Constructive retirement of common stock	—	—	(90)

Dividends ($.43 per share)	—	—	(466)

Gain on issuance of treasury stock	—	—	70

Stock award plans	—	—	238

Reclassification of common stock held for stock plans	(23)	(425)	(425)

Balance, December 31, 1998	(23)	(425)	7,173

Comprehensive income:

Net income	—	—	883

Foreign currency adjustments	—	—	(104)

Unrealized loss on marketable securities	—	—	(3)

Comprehensive income			776

Dividends ($.58 per share)	—	—	(672)

Gain on issuance of treasury stock	—	—	5

Stock award plans	21	434	525

Treasury stock purchases	(54)	(1,232)	(1,232)

Treasury stock issuances	32	633	633

Issuance of Class B common stock in public offering, net of issuance costs	—	—	5,266

Retirement of treasury stock	24	590	—

Balance, December 31, 1999	—	—	12,474

Comprehensive income:

Net income	—	—	2,934

Foreign currency adjustments	—	—	(56)

Unrealized loss on marketable securities	—	—	(1)

Comprehensive income			2,877

Dividends ($.68 per share)	—	—	(786)

Stock award plans	—	—	602

Common stock purchases:

Tender offer	—	—	(4,070)

Other	—	—	(1,395)

Common stock issuances	—	—	33

Conversion of Class A common stock to Class B common stock	—	—	—

Balance, December 31, 2000	—	$—	$9,735

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended
	December 31,

	2000	1999	1998

Cash flows from operating activities:

Net income	$2,934	$883	$1,741

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,173	1,139	1,112

Postretirement benefits	57	21	58

Deferred taxes, credits and other	(81)	562	23

Stock award plans	539	443	347

Gain on investments and sale of business	(263)	—	—

Changes in assets and liabilities, net of effect of acquisitions:

Accounts receivable	(913)	(454)	(308)

Prepaid health and welfare benefit costs	(27)	(31)	(25)

Other current assets	(252)	(3)	37

Prepaid pension costs	(662)	(593)	(9)

Accounts payable	317	(27)	115

Accrued wages and withholdings	131	(94)	(137)

Dividends payable	(169)	114	56

Tax assessment	(311)	226	—

Other current liabilities	269	73	(74)

Net cash from operating activities	2,742	2,259	2,936

Cash flows from investing activities:

Capital expenditures	(2,147)	(1,476)	(1,645)

Disposals of property, plant and equipment	251	213	216

Purchases of marketable securities and short-term investments	(8,127)	(3,981)	(390)

Sales and maturities of marketable securities and short-term investments	9,345	2,290	—

Construction funds in escrow	90	(111)	—

Payments for acquisitions, net of cash acquired	(245)	(63)	—

Other asset receipts (payments)	(42)	3	164

Net cash (used in) investing activities	(875)	(3,125)	(1,655)

Cash flows from financing activities:

Proceeds from borrowings	2,297	502	287

Repayments of borrowings	(1,168)	(679)	(310)

Issuance of Class B common stock in public offering, net of issuance costs	—	5,266	—

Purchases of common stock via tender	(4,070)	—	—

Other purchases of common stock	(1,395)	(1,232)	(823)

Issuances of common stock pursuant to stock awards and employee stock purchase plans	88	685	750

Dividends	(786)	(672)	(466)

Other transactions	(127)	(1)	61

Net cash from (used in) financing activities	(5,161)	3,869	(501)

Effect of exchange rate changes on cash	(31)	(39)	—

Net increase (decrease) in cash and cash equivalents	(3,325)	2,964	780

Cash and cash equivalents:

Beginning of year	4,204	1,240	460

End of year	$879	$4,204	$1,240

Cash paid during the period for:

Interest, net of amount capitalized	$363	$982	$298

Income taxes	$1,567	$773	$1,181

See notes to consolidated financial statements.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1.     Summary of Accounting Policies

Initial Public Offering of Common Stock

      In November 1999, we became a publicly traded company by issuing 109.4 million shares of Class B common stock of United Parcel Service, Inc., a newly formed corporation with a new capital structure, which became the parent of United Parcel Service of America, Inc. Class A shares of United Parcel Service, Inc. are entitled to ten votes each, whereas Class B shares are entitled to one vote each. The Class A shares initially issued by United Parcel Service, Inc. were equally allocated among Class A-1, A-2, and A-3 common stock. The different types of Class A common stock are identical except for the applicable transfer restriction periods. The transfer restriction periods applicable to Class A-1 and Class A-2 shares have lapsed; approximately 365 million Class A-3 shares are subject to transfer restrictions until May 3, 2001. The new capital structure has been given retroactive effect in our financial statements with no changes to previously reported net income. All of the net proceeds of the IPO of $5.266 billion have subsequently been used for a tender offer and other repurchases of our Class A and Class B shares.

Basis of Financial Statements and Business Activities

      The accompanying consolidated financial statements include the accounts of United Parcel Service, Inc., and all of its subsidiaries (collectively “UPS” or the “Company”). All material intercompany balances and transactions have been eliminated.

      UPS concentrates its operations in the field of transportation services, primarily domestic and international letter and package delivery. Revenue is recognized upon delivery of a letter or package.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      As of December 31, 2000, we had approximately 214,000 employees (60% of total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamster Local 2727, which becomes amendable on July 31, 2001. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments (including investments in debt and auction rate securities of $714 million and $3.933 billion at December 31, 2000 and 1999, respectively) that are readily convertible into cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

Marketable Securities

      Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported as other comprehensive income and as a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accretion of discounts to maturity. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

Property, Plant, and Equipment

      Property, plant, and equipment are carried at cost. Depreciation (including amortization) is provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles — 9 years; Aircraft — 12 to 20 years; Buildings — 20 to 40 years; Leasehold Improvements — lives of leases; Plant Equipment — 5 to 8  1/3 years.

      The costs of major airframe and engine overhauls, as well as other routine maintenance and repairs, are charged to expense as incurred.

Costs in Excess of Net Assets Acquired

      Costs of purchased businesses in excess of net assets acquired are amortized over either a 10-year or 20-year period using the straight-line method.

Impairment of Long-Lived Assets

      We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

Income Taxes

      Income taxes are accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

Capitalized Interest

      Interest incurred during the construction period of certain property, plant, and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $26, $20 and $27 million for 2000, 1999 and 1998, respectively.

Stock Option Plans

      We have adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”(“FAS 123”). Under FAS 123, companies have the option to measure compensation costs for stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for grants under our plans. We do, however, include in Note 6 pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software

      Effective January 1, 1999, we adopted the Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs to develop or obtain computer software for internal use be capitalized. Prior to the adoption of SOP 98-1, we expensed all internal use software costs as incurred. The effect of adopting the SOP was to increase net income for 2000 and 1999 by $100 and $89 million, or $0.09 and $0.08 per share on a basic and diluted basis, respectively. Capitalized costs for this software are amortized using the straight-line method over periods ranging from three to five years.

SAB 101

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101, as required, in the fourth quarter of 2000 without a material impact on our financial position or results of operations.

New Accounting Pronouncements

      In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by Statements No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. After adoption on January 1, 2001, all derivative instruments will be recognized on the balance sheet at fair value, and changes in the fair values of such instruments will be recognized currently in earnings unless specific hedge accounting criteria are met. We will record a one-time cumulative effect, after-tax charge totaling $14 million in the income statement, as well as an unrealized accumulated transition adjustment gain of $23 million to accumulated other comprehensive loss for the initial adoption of FAS 133 in the quarter ended March 31, 2001.

Changes in Presentation

      Certain prior year amounts have been reclassified to conform to the current year presentation.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  2.     Long-Term Debt and Commitments

      Long-term debt, as of December 31, consists of the following (in millions):

	2000	1999

8 3/8% debentures, due April 1, 2020(i)	$424	$424

8 3/8% debentures, due April 1, 2030(i)	276	276

Commercial paper(ii)	1,366	102

Industrial development bonds, Philadelphia Airport facilities, due December 1, 2015(iii)	100	100

Special facilities revenue bonds, Louisville Airport facilities, due January 1, 2029(iv)	149	149

Floating rate senior notes, due October 26, 2049 and March 27, 2050(v)	105	55

1.75% Cash-settled convertible senior notes, due September 27, 2007(vi)	300	—

Capitalized lease obligations(vii)	562	558

6.875% 100 million Pound Sterling notes, due February 25, 2000	—	166

6.625% EuroNotes, due April 25, 2001	200	200

6.25% EuroNotes, due July 7, 2000	—	300

4.5% 100 million Singapore Dollar notes, due November 11, 2004.	58	60

Installment notes, mortgages and bonds at various rates from 5.4% to 8.0%	64	34

	3,604	2,424

Less current maturities	(623)	(512)

	$2,981	$1,912

(i)	On January 22, 1998, we exchanged $276 million of the original $700 million debentures for new debentures of equal principal amount with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8 3/8% debentures due 2020 until April 1, 2020, and thereafter the interest rate will be 7.62% for the final 10 years. The new 2030 debentures are redeemable in whole or in part at the option of the Company at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payouts of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures, and neither debenture is subject to sinking fund requirements.
(ii)	The weighted average interest rate on the commercial paper outstanding as of December 31, 2000 and 1999, was 6.5% and 5.8%, respectively. Of the total commercial paper balance outstanding as of December 31, 2000, $1.0 billion has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis under our revolving credit facilities. However, the amount of commercial paper outstanding in 2001 is expected to fluctuate. We are authorized to borrow up to $7.0 billion under the two commercial paper programs we maintain as of December 31, 2000.
(iii)	The industrial development bonds bear interest at a daily variable rate. The average interest rates for 2000 and 1999 were 4.0% and 3.1%, respectively.
(iv)	The special facilities revenue bonds bear interest at a daily variable rate. The average interest rates for 2000 and 1999 were 4.1% and 3.3%, respectively.
(v)	The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2000 and 1999 were 6.1% and 5.1%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(vi)	The cash-settled convertible senior notes bear interest at a stated rate of 1.75% and are callable after three years. The notes may be exchanged for an amount of cash that is indexed to the trading price of our Class B common stock. In conjunction with the debt offering, we entered into a swap transaction in which UPS pays 30-day LIBOR less 38 basis points, and receives the 1.75% cash coupon plus any equity appreciation payable in cash on the notes. The average interest rate payable on the swap for 2000 was 6.3%.
(vii)	We have capitalized lease obligations for certain aircraft, which are included in Property, Plant, and Equipment at December 31 as follows (in millions):

	2000	1999

Aircraft	$768	$614

Accumulated amortization	(81)	(59)

	$687	$555

      The aggregate annual principal payments for the next five years, excluding capitalized leases, are (in millions): 2001 — $579; 2002 — $12; 2003 — $12; 2004 — $58; and 2005 — $1.

      Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $3.7 and $2.5 billion as of December 31, 2000 and 1999.

      We lease certain aircraft, facilities, equipment, and vehicles under operating leases, which expire at various dates through 2039. Total aggregate minimum lease payments under capitalized leases and under operating leases are as follows (in millions):

	Operating	Capitalized
Year	Leases	Leases

2001	$67	$304

2002	67	243

2003	67	188

2004	67	130

2005	92	110

After 2005	427	518

Total minimum lease payments	787	$1,493

Less imputed interest	(225)

Present value of minimum capitalized lease payments	562

Less current portion	(44)

Long-term capitalized lease obligations	$518

      As of December 31, 2000, we have outstanding letters of credit totaling approximately $1.1 billion issued in connection with routine business requirements.

      As of December 31, 2000, we have commitments outstanding for capital expenditures under purchase orders and contracts of approximately $6.9 billion, with the following amounts expected to be spent during the next five years (in millions): 2001 — $1,765; 2002 — $1,295; 2003 — $786; and 2004 — $605; and 2005 — $518.

      We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.25 billion each, with one expiring April 26, 2001, and the other April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2000, there were no outstanding borrowings under these facilities.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At December 31, 2000, $1.0 billion was available under this program. The $200 million outstanding at December 31, 2000, which was issued under this program in 1997, bears interest at a stated rate of 6.625%.

      We have filed a shelf registration statement under which we may issue debt securities in the U.S. of up to $2.0 billion. The debt may be denominated in a variety of currencies. In September 2000, we issued $300 million cash-settled convertible senior notes due September 27, 2007 pursuant to our shelf registration statement. The notes were sold at par with a stated interest rate of 1.75% and are callable after three years. The notes may be exchanged for an amount of cash that is indexed to the trading price of our Class B common stock. There was approximately $405 million issued under this shelf registration statement at December 31, 2000.

Note  3.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2000	1999	1998

Numerator:

Numerator for basic and diluted earnings per share — net income	$2,934	$883	$1,741

Denominator:

Weighted average shares	1,152	1,119	1,090

Contingent shares — Management Incentive Awards	1	2	3

Denominator for basic earnings per share	1,153	1,121	1,093

Effect of dilutive securities:

Additional contingent shares — Management Incentive Awards	6	9	9

Stock option plans	16	11	6

Denominator for diluted earnings per share	1,175	1,141	1,108

Basic earnings per share	$2.54	$0.79	$1.59

Diluted earnings per share	$2.50	$0.77	$1.57

Note  4.     Legal Proceedings and Contingencies

      On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd.(“OPL”), a Bermuda company, which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million, and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the U.S. Tax Court entered a decision in accord with its opinion.

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

      The IRS, in an issued report, has taken similar positions for tax years 1991 through 1994. We expect the IRS to take similar positions for tax years 1995 through 1999. Based on the Tax Court opinion, we currently

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We believe that a number of aspects of the Tax Court decision are incorrect, and we have appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Eleventh Circuit has heard oral arguments. We do not know when the Court will render a decision.

      In our second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classified the tax charge as income taxes.

      We determined the size of our reserve with respect to these matters in accordance with accounting principles generally accepted in the United States of America based on our estimate of our most likely liability. In making this determination, we concluded that it is more likely that we will be required to pay taxes on income reported by OPL and interest, but that it is not probable that we will be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million.

      On August 31, 1999, we deposited $1.349 billion, and on August 8, 2000, we deposited an additional $91 million with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS’s methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. These deposits and filings were made in order to stop the accrual of interest, where applicable, on that amount of the IRS’s claim, without conceding the IRS’s positions or giving up our right to appeal the Tax Court’s decision.

      After the Tax Court decision, National Union Fire Insurance Company, a subsidiary of American International Group, Inc., notified OPL that effective September 30, 1999, it would terminate the five underlying policies that provide shippers’ risk insurance for UPS customers. The termination of these policies triggered the immediate termination of the reinsurance agreement between National Union and OPL.

      UPS, on behalf of our customers, and National Union agreed on a restructuring of this program, which became effective October 1, 1999. Commencing on October 1, 1999, National Union issued five new policies that include coverage for UPS customers. Glenlake Insurance Agency, Inc., a licensed insurance agency formed in 1998 and a wholly owned subsidiary of UPS Capital Corporation, now offers excess value package insurance to be issued under the five new polices.

      UPS Re Ltd., a wholly owned subsidiary of UPS, has entered into a reinsurance agreement under which it will reinsure substantially all of the risks underwritten by National Union in exchange for substantially all of the premiums collected. UPS Re Ltd. is a licensed reinsurance company formed in 1999 to reinsure risks related to UPS and its subsidiaries. UPS Re Ltd., which is domiciled in Bermuda, has elected to be taxed on its income as part of UPS’s consolidated income tax return for federal income tax purposes. This revised arrangement should eliminate the issues considered by the Tax Court in the Notices of Deficiency relating to OPL for the periods after September 1999.

      The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. These proposed adjustments would result in $15 million in additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through 2000 could aggregate up to $368 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years from 1995 through 2000. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe the eventual resolution of these issues will not result in a material adverse effect on our financial condition, results of operations, or liquidity.

      We have been named as a defendant in 23 lawsuits that seek to hold us (and, in certain cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984 (or, in some of the cases, for shorter time periods). These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Eighteen of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) before the United States District Court for the Southern District of New York. An amended consolidated complaint in the MDL Proceeding also alleges a violation of the federal RICO statute. Another complaint in the MDL Proceeding alleges violations of federal antitrust laws. We are in the process of seeking to have four of the remaining cases consolidated into the MDL Proceeding. The other remaining case was remanded from federal court to state court in Madison County, Illinois and is proceeding independent of the MDL Proceeding. No class has been certified in any of these cases. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

      In November 2000, the U.S. Occupational Safety and Health Administration (“OSHA”) published its final ergonomics standard, which would have required American industry to take expansive compliance steps in the workplace when an employee reported a musculoskeletal complaint such as low back pain. If OSHA had enforced these regulations by seeking the same ergonomic measures it has advocated in the past under its general authority to remedy “recognized hazards,” it might have demanded extensive changes in the physical layout of our distribution centers as well as the hiring of significant numbers of additional full-time and part-time employees. Our competitors, as well as the remainder of American industry, also would have incurred proportionately comparable costs.

      The rule was challenged by a broad coalition of trade associations and businesses in actions consolidated in the United States Court of Appeals for the D.C. Circuit. Among other arguments against the rule, opponents asserted that OSHA did not comply with the statutory mandate of establishing significant risk of material health impairment or properly analyze the costs and benefits of the proposed regulations. We believed that either implementation of the rule would be stayed, that a reviewing court would reject the rule, or that, if ergonomic regulations resembling this proposal had been sustained by a reviewing court, we would have prevailed in an enforcement proceeding based on substantial defenses.

      OSHA took the position that the cost of compliance with the proposed regulations would have been only $4.5 billion per year over a ten-year period for all of American industry. We maintained that these estimates were unrealistic and estimated that the cost of compliance could have been significantly greater, both in initial costs and in incremental annual costs. We also estimated that such expenditures, if required to be incurred, would have materially and adversely affected our financial condition, results of operations, and liquidity.

      Subsequent to December 31, 2000, the United States Senate and the House of Representatives passed joint resolutions disapproving the OSHA ergonomics standard and declaring that the standard shall have no

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

force or effect. President Bush has signed into law a repeal of the OSHA ergonomics standard. We anticipate that the legal proceedings described above will be dismissed as moot.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect on our financial condition, results of operations, or liquidity.

Note  5.     Employee Benefit Plans

      We maintain several defined benefit pension plans (the “Plans”). The Plans are noncontributory and include all employees who meet certain minimum age and years of service requirements, except those employees covered by certain multi-employer plans provided for under collective bargaining agreements.

      The Plans provide for retirement benefits based on either service credits or average compensation levels earned by employees prior to retirement. The Plans’ assets consist primarily of publicly traded stocks and bonds and include approximately 24.5 and 26.9 million shares of UPS common stock at December 31, 2000 and 1999, respectively. Our funding policy is consistent with relevant federal tax regulations. Accordingly, we contribute amounts deductible for federal income tax purposes.

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

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets, and a statement of funded status as of September 30, with certain amounts included in the balance sheet as of December 31 (in millions):

			Postretirement
	Pension Benefits		Medical Benefits

	2000	1999	2000	1999

Change in Benefit Obligation

Net benefit obligation at October 1, prior year	$4,196	$4,203	$1,397	$1,212

Service cost	181	187	50	41

Interest cost	324	293	106	83

Plan participants’ contributions	—	—	2	2

Plan amendments	—	96	3	10

Actuarial (gain) loss	(13)	(455)	8	104

Gross benefits paid	(141)	(128)	(66)	(55)

Net benefit obligation at September 30	4,547	4,196	1,500	1,397

Change in Plan Assets

Fair value of plan assets at October 1, prior year	5,507	3,930	374	290

Actual return on plan assets	1,563	938	96	61

Employer contributions	732	767	61	76

Plan participants’ contributions	—	—	2	2

Gross benefits paid	(141)	(128)	(66)	(55)

Fair value of plan assets at September 30	7,661	5,507	467	374

Funded status at September 30	3,114	1,311	(1,033)	(1,023)

Unrecognized net actuarial (gain) loss	(1,874)	(770)	(16)	39

Unrecognized prior service cost	305	335	(7)	(11)

Unrecognized net transition obligation	47	55	—	—

Employer contributions	1	—	7	5

Net asset (liability) recorded at end of year	$1,593	$931	$(1,049)	$(990)

      Net periodic benefit cost for the years ended December 31 included the following components (in millions):

				Postretirement
	Pension Benefits			Medical Benefits

	2000	1999	1998	2000	1999	1998

Service cost	$181	$187	$147	$50	$41	$39

Interest cost	324	293	260	106	83	86

Expected return on assets	(471)	(351)	(310)	(34)	(26)	(26)

Amortization of:

Transition obligation	8	8	8	—	—	—

Prior service cost	30	23	23	(1)	(2)	1

Actuarial (gain) loss	(1)	6	—	1	—	—

Net periodic benefit cost	$71	$166	$128	$122	$96	$100

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant assumptions used in the measurement of our benefit obligations are as follows:

	2000	1999	1998

Expected long-term annual rate of earnings on plan assets	9.5%	9.5%	9.5%

Discount rate	7.75	7.5	6.75

Rate of annual increase in future compensation levels for pension benefits	4.0	4.0	4.0

      Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 7.50% for pre-65 and post-65 medical costs, decreasing to 5.50% for pre-65 and post-65 by the year 2004 and with consistent annual increases at those ultimate levels thereafter.

      Assumed health care cost trends have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$5	$(5)

Effect on postretirement benefit obligation	39	(38)

      We also contribute to several multi-employer pension plans for which the above disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $897, $809 and $757 million during 2000, 1999, and 1998, respectively.

      We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the above disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $501, $463, and $458 million during 2000, 1999, and 1998, respectively.

      We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $61, $55 and $49 million for 2000, 1999 and 1998, respectively.

Note  6.     Incentive Compensation Plans

      We adopted the UPS Incentive Compensation Plan in October 1999. The Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2000, only management incentive awards and stock option grants had been made under the Incentive Compensation Plan.

Management Incentive Awards

      Persons earning the right to receive Management Incentive Awards are determined annually by the Compensation Committee of the UPS Board of Directors. This Committee, in its sole discretion, determines the total award, which consists of UPS Class A-1 common stock, given in any year. The total of all such awards historically has been 15% of consolidated income before income taxes for the 12-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries and the effect of certain other nonrecurring transactions or accounting changes. Amounts charged to operations for Management Incentive Awards were $735, $588, and $448 million during 2000, 1999, and 1998, respectively.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonqualified and Incentive Stock Options

      We maintain fixed stock option plans under which options are granted to purchase shares of UPS Class A common stock. Prior to adoption of the Incentive Compensation Plan, these options were granted at the current price of UPS shares as determined by the Board of Directors on the date of option grant. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS Class B common stock on the date the option was granted. We apply the measurement provisions of APB 25 and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recorded for the grant of stock options during 2000, 1999 or 1998. Pro forma information regarding net income and earnings per share has been determined as if we accounted for our employee stock options under the fair value method of FAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted in 2000, 1999, and 1998 is amortized to expense over the vesting period of the options.

      The pro forma information is as follows (in millions except per share amounts):

		2000	1999	1998

Net income	As reported	$2,934	$883	$1,741
	Pro forma	2,907	870	1,734

Basic earnings per share	As reported	2.54	0.79	1.59
	Pro forma	2.52	0.78	1.59

Diluted earnings per share	As reported	2.50	0.77	1.57
	Pro forma	2.47	0.76	1.56

      The assumptions used, by year, and the calculated weighted average fair value of options granted, are as follows:

	2000(1)	1999(1)	1999	1998

Semi-annual dividend per share	n/a	n/a	$0.30	$0.23

Expected yield	1.00%	1.00%	n/a	n/a

Risk-free interest rate	6.26%	5.88%	5.14%	5.56%

Expected life in years	5	5	5	5

Expected volatility	40.0%	40.0%	n/a	n/a

Weighted average fair value of options granted	$32.67	$20.29	$2.08	$1.80

(1)	Pro forma information for options granted in 2000 and November 1999 was calculated using the Black-Scholes option pricing model, as these options were granted in connection with, or subsequent to, the IPO. Pro forma information for all options granted prior to the IPO was calculated using the minimum value method for nonpublic entities.

      Persons earning the right to receive stock options are determined each year by the Compensation Committee of the UPS Board of Directors. Except in the case of death, disability or retirement, options granted prior to the adoption of our Incentive Compensation Plan are exercisable only during a limited period after the expiration of five years from the date of grant, while options granted under the Incentive Compensation Plan are generally exercisable after three years from the date of grant and before the expiration of the option ten years after the date of grant. All options granted are subject to earlier cancellation or exercise under certain conditions.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is an analysis of options for shares of Class A-1 common stock issued and outstanding:

	Weighted	Number of
	Average	Shares
	Exercise Price	(In thousands)

Outstanding at January 1, 1998	$11.88	35,898

Exercised	9.38	(7,787)

Granted	16.00	8,300

Canceled	12.38	(440)

Outstanding at December 31, 1998	13.37	35,971

Exercised	10.63	(7,571)

Granted	30.37	11,139

Canceled	14.61	(1,059)

Outstanding at December 31, 1999	18.76	38,480

Exercised	11.88	(7,277)

Granted	59.38	194

Canceled	18.77	(2,085)

Outstanding at December 31, 2000	$20.57	29,312

      Options were granted to eligible employees under the 1996 Stock Option Plan in March 1999 and under the Incentive Compensation Plan in November 1999. Options will no longer be granted under the 1996 Stock Option Plan, and a limited option grant to certain employees under the Incentive Compensation Plan occurred in 2000. Beginning in 2001, options to eligible employees will generally be granted only in the first quarter of each year at the discretion of the Board of Directors.

      No options were exercisable at December 31, 2000, 1999 or 1998. The following table summarizes information about stock options outstanding at December 31, 2000:

Number of	Weighted Average
Shares	Remaining Life	Weighted Average
(in thousands)	(in years)	Exercise Price

5,785	0.3	$13.50
5,818	1.3	$14.88
7,347	2.3	$16.00
6,967	3.3	$21.50
3,261	8.9	$50.00
134	9.3	$59.38

29,312	2.7	$20.57

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  7.     Income Taxes

      The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2000	1999	1998

Current:

Federal	$1,709	$834	$917

State	215	99	127

Total Current	1,924	933	1,044

Deferred:

Federal	(21)	236	104

State	(3)	36	13

Total Deferred	(24)	272	117

Total	$1,900	$1,205	$1,161

      Income before income taxes includes income of foreign subsidiaries of $9 and $7 million in 2000 and 1999, respectively and a loss of $20 million for 1998.

      A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2000	1999	1998

Statutory federal income tax rate	35.0%	35.0%	35.0%

Tax assessment	—	17.7	—

State income taxes (net of federal benefit)	2.9	4.2	3.1

Other	1.4	0.8	1.9

Effective income tax rate	39.3%	57.7%	40.0%

      Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2000	1999

Excess of tax over book depreciation	$2,079	$2,096

Pension plans	631	662

Prepaid health and welfare	136	129

Other	612	346

Gross deferred tax liabilities	3,458	3,233

Other postretirement benefits	456	421

Loss carryforwards (foreign)	304	283

Insurance reserves	147	175

Vacation pay accrual	176	106

Other	334	152

Gross deferred tax assets	1,417	1,137

Deferred tax assets valuation allowance	(304)	(283)

Net deferred tax assets	1,113	854

Net deferred tax liability	2,345	2,379

Less: Amount included in other current liabilities	10	6

Long-term portion — see Note 8.	$2,335	$2,373

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The valuation allowance increased by $21 and decreased by $25 and $14 million during the years ended December 31, 2000, 1999 and 1998, respectively.

      UPS has foreign loss carryforwards of approximately $714 million as of December 31, 2000. Of this amount, $301 million expires in varying amounts through 2010. The remaining $413 million may be carried forward indefinitely. These foreign loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous foreign taxable income within certain foreign tax jurisdictions. In addition, a portion of these losses has been deducted on the U.S. tax return, which could affect the amount of any future benefit.

Note  8.     Deferred Taxes, Credits and Other Liabilities

      Deferred taxes, credits and other liabilities as of December 31 consist of the following (in millions):

	2000	1999

Deferred federal and state income taxes	$2,335	$2,373

Insurance reserves	798	829

Other credits and noncurrent liabilities	263	252

	$3,396	$3,454

Note  9.     Other Operating Expenses

      The major components of other operating expenses for the years ended December 31 are as follows (in millions):

	2000	1999	1998

Repairs and maintenance	$958	$945	$864

Depreciation and amortization	1,173	1,139	1,112

Purchased transportation	1,952	1,679	1,519

Fuel	954	681	604

Other occupancy	412	373	375

Other expenses	3,264	3,045	2,965

	$8,713	$7,862	$7,439

Note  10.     Segment and Geographic Information

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

      In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (Note 1), with certain expenses allocated between the segments using activity-based costing methods.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information as of, and for the years ended December 31 is as follows (in millions):

	2000	1999	1998

Revenue:

U.S. domestic package	$24,002	$22,313	$20,650

International package	4,166	3,730	3,399

Non-package	1,603	1,009	739

Consolidated	$29,771	$27,052	$24,788

Operating Profit:

U.S. domestic package	$3,929	$3,506	$2,815

International package	274	232	29

Non-package	309	167	159

Consolidated	$4,512	$3,905	$3,003

Assets:

U.S. domestic package	$15,032	$11,839	$11,077

International package	2,918	2,922	2,473

Non-package	2,268	1,998	1,824

Unallocated	1,444	6,269	1,693

Consolidated	$21,662	$23,028	$17,067

      Non-package operating profit included $101, $108 and $112 million for 2000, 1999 and 1998, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

      Revenue by product type for the years ended December 31 is as follows (in millions):

	2000	1999	1998

Letters, packages, and cargo	$28,168	$26,043	$24,049

Other	1,603	1,009	739

	$29,771	$27,052	$24,788

      Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2000	1999	1998

U.S.:

Revenue	$26,325	$24,093	$22,125

Long-lived assets	$12,477	$10,725	$10,237

International:

Revenue	$3,446	$2,959	$2,663

Long-lived assets	$2,061	$2,111	$1,758

Consolidated:

Revenue	$29,771	$27,052	$24,788

Long-lived assets	$14,538	$12,836	$11,995

      Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, prepaid pension costs, long-term investments and goodwill.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  11.     Marketable Securities and Short-Term Investments

      The following is a summary of marketable securities and short-term investments at December 31, 2000 and 1999 (in millions):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2000
U.S. government & agency securities	$432	$4	$—	$436

U.S. corporate securities	230	3	1	232

Other debt securities	22	1	—	23

Total debt securities	684	8	1	691

Equity securities	396	18	32	382

	$1,080	$26	$33	$1,073

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
1999
U.S. government & agency securities	$179	$—	$3	$176

U.S. corporate securities	1,205	1	4	1,202

Other debt securities	610	—	1	609

Total debt securities	1,994	1	8	1,987

Equity securities	87	5	5	87

	$2,081	$6	$13	$2,074

      The gross realized gains on sales of marketable securities totaled $69 million in 2000 and $6 million in 1999. The gross realized losses totaled $35 million in 2000 and $12 million in 1999. The adjustment to unrealized holding losses on marketable securities, net of tax, included in other comprehensive income totaled $1 million in 2000 and $3 million in 1999.

      The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2000, by contractual maturity, are shown below (in millions). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
		Fair
	Cost	Value

Due in one year or less	$131	$132

Due after one year through three years	264	265

Due after three years through five years	22	22

Due after five years	267	272

	684	691

Equity securities	396	382

	$1,080	$1,073

Note  12.     Business Combinations

      During the two years ended December 31, 2000, we completed 15 acquisitions that were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions were not material to us on either an individual or

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate basis. The results of operations of each acquired company are included in our consolidated statement of income from the date of acquisition. During 1999 and 2000, cash and the assumption of liabilities were the only forms of consideration for these acquisitions.

      We regularly explore opportunities to acquire companies that would enhance our core package delivery business, as well as our various non-package businesses. Our acquisitions in 1999 and 2000 included both domestic and international transactions. During 2000, we completed a total of 13 transactions with an aggregate purchase value of $433 million, including liabilities assumed. During 1999, we completed two transactions with an aggregate purchase value of $119 million, including liabilities assumed.

      Subsequent to December 31, 2000, we announced three additional transactions that are expected to close during 2001. First, we entered into an agreement to acquire Fritz Companies, Inc. in a transaction valued at approximately $450 million (excluding assumed liabilities). Fritz is a freight forwarding, customs brokerage and logistics concern, with $619 million of net revenue for its most recent fiscal year. The acquisition, which will be accounted for as a purchase, will involve the exchange of approximately 7.4 million shares of Class B common stock for all of the outstanding shares of Fritz.

      In addition, we entered into an agreement to acquire First International Bancorp, Inc. in a transaction valued at approximately $78 million (excluding assumed liabilities). First International, with a managed loan portfolio of approximately $1.2 billion, offers a variety of structured trade finance, commercial and government-backed lending products. First International will be integrated with UPS Capital Corporation, the finance subsidiary of UPS, upon the closing of the transaction. The acquisition, which will be accounted for as a purchase, will involve the exchange of approximately 1.3 million shares of Class B common stock for all of the outstanding shares of First International.

      Finally, we entered into an agreement to acquire substantially all of the assets of Mail Boxes Etc. in a cash transaction valued at approximately $191 million. MBE is the world’s largest franchisor of independently owned and operated business, communication, and shipping centers worldwide. The acquisition will be accounted for as a purchase.

Note  13.     Derivative Instruments and Risk Management

      We are exposed to market risk, primarily related to foreign exchange, commodity prices, equity prices, and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, we enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices, equity prices, and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price-sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Commodity Price Risk Management

      We are exposed to increases in the price of refined fuels, primarily jet-A, diesel, and unleaded gasoline. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel prices. These derivative instruments generally cover forecasted fuel consumption for periods up to one year. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2000 and 1999 was an asset (liability) of approximately $(5) and $27 million, respectively. We account for these contracts as cash flow hedges, and therefore the resulting gains and losses from these hedges are recognized as a component of fuel expense when the underlying fuel being hedged is consumed.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Exchange Risk Management

      We have foreign currency risks related to our revenue, operating costs, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. As of December 31, 2000 and 1999, the net fair value of the hedging instruments described above was a liability of approximately $9 million and none, respectively. We have designated and account for these contracts as cash flow hedges of foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international revenue when the underlying sales occur.

Interest Rate Risk Management

      Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. Interest rate swaps allow us to maintain a target range of floating rate debt. We have designated and account for these contracts as hedges of the fair value of the associated debt instruments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2000 and 1999 was an asset of approximately $3 and $44 million, respectively.

Equity Price Risk Management

      We hold investments in various available-for-sale equity securities that are subject to price risk. We use combinations of options to hedge the price risk exposure inherent in these securities. The fair value of such options contracts designated as hedges, as of December 31, 2000 and 1999, was an asset of approximately $148 million and none, respectively.

Credit Risk

      The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

Fair Value of Financial Instruments

      At December 31, 2000 and 1999, our financial instruments included cash and cash equivalents, marketable securities and short-term instruments, accounts receivable, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our debt instruments is disclosed in Note 2, and the fair value of our marketable securities and short-term investments is disclosed in Note 11.

UNITED PARCEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  14.     Quarterly Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2000	1999	2000	1999	2000	1999	2000	1999

	(in millions except per share amounts)

Revenue:

U.S. domestic package	$5,841	$5,231	$5,890	$5,434	$5,928	$5,574	$6,343	$6,074

International package	1,023	885	1,023	908	1,028	909	1,092	1,028

Non-package	356	215	371	218	411	232	465	344

Total revenue	7,220	6,331	7,284	6,560	7,367	6,715	7,900	7,446

Operating profit:

U.S. domestic package	883	773	1,024	888	1,031	908	991	937

International package	58	48	74	66	51	47	91	71

Non-package	126	25	63	34	59	25	61	83

Total operating profit	1,067	846	1,161	988	1,141	980	1,143	1,091

Net income (loss)	$813	$499	$695	$(854)	$702	$577	$724	$661

Earnings (loss) per share:

Basic	$0.68	$0.45	$0.61	$(0.77)	$0.62	$0.53	$0.64	$0.57

Diluted	$0.67	$0.44	$0.60	$(0.77)	$0.60	$0.52	$0.63	$0.56

      The loss for the second quarter of 1999 resulted from a tax assessment charge discussed in Note 4.

EXHIBIT INDEX

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended, and by reference to Exhibit 3 to Form 10-Q for the Quarter Ended June 30, 2000).
3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).
4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.7	—	Specimen Certificate of 6.625% Euro Notes due April 25, 2001 (available to the Commission upon request).
4.8	—	Program Agreement relating to $200,000,000 of 6.625% Euro Notes due April 25, 2001 (available to the Commission upon request).
4.9	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).
4.10	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).
4.11	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).
4.12	—	Selling Agent Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 1.1 to Form 8-K filed January 29, 2001) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 29, 2001).
10.1	—	UPS Thrift Plan, as Amended and Restated January 1, 1976, including Amendment Nos. 1 and 2 (incorporated by reference to Exhibit 10(a) to 1980 Annual Report on Form 10-K).
(1) Amendment No. 3 to the UPS Thrift Plan (incorporated by reference to Exhibit 20(b) to 1980 Annual Report on Form 10-K).
(2) Amendment No. 4 to the UPS Thrift Plan (incorporated by reference to Exhibit 20(b) to 1981 Annual Report on Form 10-K).

Exhibit
No.		Description

(3) Amendment No. 5 to the UPS Thrift Plan (incorporated by reference to Exhibit 19(b) to 1983 Annual Report on Form 10-K).
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
(15) Amendment No. 17 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(15) to 1993 Annual Report on Form 10-K).
(16) Amendment No. 18 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(16) to 1994 Annual Report on Form 10-K).
(17) Amendment No. 19 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(17) to 1994 Annual Report on Form 10-K).
(18) Amendment No. 20 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(18) to 1995 Annual Report on Form 10-K).
(19) Amendment No. 21 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(19) to 1995 Annual Report on Form 10-K).
(20) Amendment No. 22 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(20) to 1996 Annual Report on Form 10-K).
(21) Amendment No. 23 to the UPS Thrift Plan (incorporated by reference to Exhibit 10(a)(21) to 1996 Annual Report on Form 10-K).
10.2	—	UPS Retirement Plan (including Amendment Nos. 1-4) (incorporated by reference to Exhibit 9 to 1979 Annual Report on Form 10-K).
(1) Amendment No. 5 to the UPS Retirement Plan (incorporated by reference to Exhibit 20(a) to 1980 Annual Report on Form 10-K).
(2) Amendment No. 6 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(a) to 1983 Annual Report on Form 10-K).

Exhibit
No.		Description

(3) Amendment No. 7 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(3) to 1984 Annual Report on Form 10-K).
(4) Amendment No. 8 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(4) to 1985 Annual Report on Form 10-K).
(5) Amendment No. 9 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(5) to 1985 Annual Report on Form 10-K).
(6) Amendment No. 10 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(a) to 1988 Annual Report on Form 10-K).
(7) Amendment No. 11 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(b) to 1988 Annual Report on Form 10-K).
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
(15) Amendment No. 19 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(15) to 1995 Annual Report on Form 10-K).
(16) Amendment No. 20 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(16) to 1995 Annual Report on Form 10-K).
(17) Amendment No. 21 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(17) to 1996 Annual Report on Form 10-K).
(18) Amendment No. 22 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(18) to 1997 Annual Report on Form 10-K).
(19) Amendment No. 23 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(19) to 1998 Annual Report on Form 10-K).
†(20) Amendment No. 24 to the UPS Retirement Plan.
†(21) Amendment No. 25 to the UPS Retirement Plan.
10.3	—	UPS Savings Plan, as Amended and Restated, including Amendment Nos. 1-5 (incorporated by reference to Exhibit 10(x) to 1990 Annual Report on Form 10-K).
(1) Amendment No. 6 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(1) to 1990 Annual Report on Form 10-K).
(2) Amendment No. 7 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(2) to 1991 Annual Report on Form 10-K).
(3) Amendment No. 8 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(3) to 1992 Annual Report on Form 10-K).

Exhibit
No.		Description

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
(10) Amendment No. 15 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(10) to 1994 Annual Report on Form 10-K).
(11) Restatement Amendment No. 1 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(11) to 1996 Annual Report on Form 10-K).
(12) Restatement Amendment No. 2 to the UPS Savings Plan (incorporated by reference to Exhibit 10(x)(12) to 1995 Annual Report on Form 10-K).
(13) Restatement Amendment No. 3 to the UPS Savings Plan (incorporated by reference to Exhibit 10(o)(13) to 1996 Annual Report on Form 10-K).
(14) Restatement Amendment No. 4 to the UPS Savings Plan (incorporated by reference to Exhibit 10(o)(14) to 1996 Annual Report on Form 10-K).
(15) Restatement Amendment No. 5 to the UPS Savings Plan (incorporated by reference to Exhibit 10(o)(15) to 1996 Annual Report on Form 10-K).
(16) Restatement Amendment No. 6 to the UPS Savings Plan (incorporated by reference to Exhibit 10(o)(16) to 1997 Annual Report on Form 10-K).
10.4	—	Credit Agreement (364-Day Facility), as amended and restated, dated April 27, 2000 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. and Banc of America Securities LLC, as Co-Arrangers, Bank of America, N.A., as Agent, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).
10.5	—	Credit Agreement (Five-Year Facility), as amended and restated, dated April 27, 2000 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. and Banc of America Securities LLC, as Co-Arrangers, Bank of America, N.A., as Agent, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).
10.6	—	UPS Excess Coordinating Benefit Plan (incorporated by reference to Exhibit 10(s) to 1997 Annual Report on Form 10-K).
10.7	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
10.8	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).
(1) Amendment No. 1 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.19(1) to 1999 Annual Report on Form 10-K).

Exhibit
No.		Description

(2) Amendment No. 2 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.19(2) to 1999 Annual Report on Form 10-K).
(3) Amendment No. 3 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.19(3) to 1999 Annual Report on Form 10-K).
†(4) Amendment No. 4 to the UPS Qualified Stock Ownership Plan and Trust Agreement.
10.9	—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
†10.10	—	UPS Deferred Compensation Plan.
10.11	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.
†21	—	Subsidiaries of the Registrant.
†23	—	Consent of Deloitte & Touche LLP.

†  Filed herewith.