Form 10-Q
period 2001-03-31
UNITED PARCEL SERVICE INC
filed 2001-05-15
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
                      For the Quarter Ended March 31, 2001


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


             876,834,085 Class A shares, 247,367,532 Class B shares
--------------------------------------------------------------------------------
                          Outstanding as of May 9, 2001

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2001 (unaudited) and December 31, 2000
                (In millions except share and per share amounts)

                                                                 March 31,      December 31,
Assets                                                             2001           2000
                                                                 ----------     ---------
Current Assets:
    Cash & cash equivalents                                        $ 1,318         $ 879
    Marketable securities & short-term investments                   1,307         1,073
    Accounts receivable                                              3,716         4,140
    Prepaid health and welfare benefit costs                           201           408
    Other current assets                                               730           624
                                                                 ----------     ---------
        Total Current Assets                                         7,272         7,124

Property, Plant & Equipment - at cost, net of accumulated
      depreciation & amortization of $9,911 in 2001 and
      $9,665 in 2000                                                12,464        12,329
Prepaid pension costs                                                1,600         1,593
Other assets                                                           667           616
                                                                 ----------     ---------
                                                                   $22,003      $ 21,662
                                                                 ==========     =========
Liabilities & Shareowners' Equity
Current Liabilities:
    Commercial paper                                                   $ -         $ 366
    Accounts payable                                                 1,559         1,674
    Accrued wages & withholdings                                     1,398         1,134
    Income taxes payable                                               329           132
    Current maturities of long-term debt                               249           257
    Other current liabilities                                          770           938
                                                                 ----------     ---------
        Total Current Liabilities                                    4,305         4,501
                                                                 ----------     ---------
Long-Term Debt                                                       3,803         2,981
                                                                 ----------     ---------
Accumulated Postretirement Benefit Obligation, Net                   1,082         1,049
                                                                 ----------     ---------
Deferred Taxes, Credits & Other Liabilities                          3,419         3,396
                                                                 ----------     ---------
Shareowners' Equity:
    Preferred stock, no par value, authorized 200,000,000
      shares, none issued                                                -             -
    Class A common stock, par value $.01 per share, authorized
      4,600,000,000 shares, issued 893,948,566 and 935,873,745
      in 2001 and 2000                                                   9             9
    Class B common stock, par value $.01 per share, authorized
      5,600,000,000 shares, issued 230,771,083 and 198,819,384
      in 2001 and 2000                                                   2             2
    Additional paid-in capital                                           -           267
    Retained earnings                                                9,705         9,684
    Accumulated other comprehensive loss                              (322)         (227)
                                                                 ----------     ---------
                                                                     9,394         9,735
                                                                 ----------     ---------
                                                                   $22,003      $ 21,662
                                                                 ==========     =========


            See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                   Three Months Ended March 31, 2001 and 2000
                     (In millions except per share amounts)
                                   (unaudited)

                                            Three Months Ended
                                                 March 31,
                                          -----------------------
                                             2001        2000
                                          ----------- -----------

Revenue                                      $ 7,510     $ 7,220
                                          ----------- -----------

Operating Expenses:
    Compensation and benefits                  4,251       4,075
    Other                                      2,315       2,078
                                          ----------- -----------
                                               6,566       6,153
                                          ----------- -----------
Operating Profit                                 944       1,067
                                          ----------- -----------
Other Income and (Expenses):
    Investment income                             53         339
    Interest expense                             (44)        (52)
                                          ----------- -----------
                                                   9         287
                                          ----------- -----------

Income Before Income Taxes And
    Cumulative Effect of Change
    In Accounting Principle                      953       1,354

Income Taxes                                     371         541
                                          ----------- -----------

Income Before Cumulative Effect
    of Change In Accounting Principle            582         813

Cumulative Effect of Change In
    The Method Of Accounting For
    Derivatives, Net of Taxes                    (26)          -
                                          ----------- -----------

Net Income                                     $ 556       $ 813
                                          =========== ===========

Basic Earnings Per Share Before
    Cumulative Effect Of A Change
    In Accounting Principle                    $0.52       $0.68
                                          =========== ===========
Basic Earnings Per Share                       $0.49       $0.68
                                          =========== ===========
Diluted Earnings Per Share Before
    Cumulative Effect Of A Change
    In Accounting Principle                    $0.51       $0.67
                                          =========== ===========
Diluted Earnings Per Share                     $0.48       $0.67
                                          =========== ===========


            See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                        Three Months Ended March 31, 2001
                     (In millions except per share amounts)
                                   (unaudited)


                                    Class A           Class B                            Accumulated
                                  Common Stock      Common Stock   Additional               Other         Total
                                 ----------------  ---------------  Paid-In    Retained Comprehensive  Shareowners'
                                 Shares    Amount  Shares  Amount   Capital    Earnings     Loss         Equity
                                 -------   ------  ------  ------- ----------  -------- -------------  ------------

Balance, January 1, 2001            936       $9     199       $2      $ 267    $9,684        $ (227)      $ 9,735
    Comprehensive income:
      Net income                      -        -       -        -          -       556             -           556
      Foreign currency
         adjustments                  -        -       -        -          -         -           (70)          (70)
      Unrealized loss on
         marketable securities        -        -       -        -          -         -           (18)          (18)
      Unrealized loss on
         cash flow hedges             -        -       -        -          -         -            (7)           (7)
                                                                                                       ------------
   Comprehensive income                                                                                        461
                                                                                                       ------------
    Dividends ($0.19 per share)       -        -       -        -          -      (215)            -          (215)
    Stock award plans                 -        -       -        -         17         -             -            17
    Common stock purchases           (9)       -      (1)       -       (302)     (320)            -          (622)
    Common stock issuances            -        -       -        -         18         -             -            18
    Conversion of Class A Common
      Stock to Class B Common
      Stock                         (33)       -      33        -          -         -             -             -
                                 -------   ------  ------  ------- ----------  -------- -------------  ------------
Balance, March 31, 2001             894       $9     231       $2        $ -    $9,705        $ (322)      $ 9,394
                                 =======   ======  ======  ======= ==========  ======== =============  ============


                 See notes to unaudited consolidated financial statements.


                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                  (In millions)
                                   (unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                     2001       2000
                                                                   --------  --------
Cash flows from operating activities:
    Net income                                                        $556      $813
      Adjustments to reconcile net income
         to net cash from operating activities:
           Depreciation and amortization                               318       283
           Postretirement benefits                                      33        31
           Deferred taxes, credits, and other                           38        78
           Stock award plans                                           143       144
           Gain on investments and sale of business                      -      (290)
           Changes in assets and liabilities, net of
                effect of acquisitions:
                Accounts receivable                                    426      (124)
                Prepaid health and welfare benefit costs               207       177
                Other current assets                                   (89)      (93)
                Prepaid pension costs                                   (7)       15
                Accounts payable                                      (117)      272
                Accrued wages and withholdings                         137       208
                Dividends payable                                     (192)     (361)
                Income taxes payable                                   197       380
                Tax assessment                                           -      (311)
                Other current liabilities                               56       149
                                                                   --------  --------
      Net cash from operating activities                             1,706     1,371
                                                                   --------  --------

Cash flows from investing activities:
    Capital expenditures                                              (515)     (315)
    Disposals of property, plant and equipment                          11       193
    Purchases of marketable securities and short-term investments   (1,312)     (766)
    Sales and maturities of marketable securities and short-term
     investments                                                     1,048     1,385
    Construction funds in escrow                                        21        (2)
    Payments for acquisitions, net of cash acquired                    (72)      (69)
    Other asset receipts (payments)                                      -         3
                                                                   --------  --------
      Net cash from (used in) investing activities                    (819)      429
                                                                   --------  --------

Cash flows from financing activities:
    Proceeds from borrowings                                         1,170       970
    Repayments of borrowings                                          (716)     (196)
    Purchases of common stock via tender                                 -    (4,070)
    Other purchases of common stock                                   (622)      (54)
    Issuances of common stock pursuant to stock awards and employee
      stock purchase plans                                              18        24
    Dividends                                                         (215)     (206)
                                                                   --------  --------
      Net cash (used in) financing activities                         (365)   (3,532)
                                                                   --------  --------
Effect of exchange rate changes on cash                                (83)       (1)
                                                                   --------  --------
Net increase (decrease) in cash and cash equivalents                   439    (1,733)
Cash and cash equivalents:
    Beginning of period                                                879     4,204
                                                                   --------  --------
    End of period                                                   $1,318    $2,471
                                                                   ========  ========
Cash paid during the period for:
    Interest (net of amount capitalized)                              $ 22      $130
                                                                   ========  ========
    Income taxes                                                      $132      $ 67
                                                                   ========  ========

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

     2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

     3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                                  Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    2001        2000
                                                  --------    --------
Numerator:
    Numerator for basic and diluted
      earnings per share -
         Net income                                 $ 556       $ 813
                                                  ========    ========
Denominator:
    Weighted-average shares -
      Denominator for basic earnings
         per share                                  1,129       1,189
Effect of dilutive securities:
    Contingent shares -
      Management incentive awards                       4           4
      Stock option plans                               15          20
                                                  --------    --------

Denominator for diluted earnings
    per share                                       1,148       1,213
                                                  ========    ========

Basic Earnings Per Share                            $0.49       $0.68
                                                  ========    ========

Diluted Earnings Per Share                          $0.48       $0.67
                                                  ========    ========

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     4. On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd.("OPL"), a Bermuda company, which had reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. In February 2000, the U.S. Tax Court entered a decision in accord with its opinion.

     In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS based its assertions on the same theories included in the 1983-1984 Notice of Deficiency.

     The IRS, in an issued report, has taken similar positions for tax years 1991 through 1994. We expect the IRS to take similar positions for tax years 1995 through 1999. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We believe that a number of aspects of the Tax Court decision are incorrect, and we have appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Eleventh Circuit has heard oral arguments. We do not know when it will render a decision.

     In our second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we did not classify the tax charge as income taxes.

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

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     On August 31, 1999, we deposited $1.349 billion, and on August 8, 2000, we deposited an additional $91 million, with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. These deposits and filings were made in order to stop the accrual of interest, where applicable, on that amount of the IRS's claim, without conceding the IRS's positions or giving up our right to appeal the Tax Court's decision.

     After the Tax Court decision, National Union Fire Insurance Company, a subsidiary of American International Group, Inc., notified OPL that effective September 30, 1999, it would terminate the five underlying policies that provided shippers' risk insurance for UPS customers. The termination of these policies triggered the immediate termination of the reinsurance agreement between National Union and OPL.

     UPS,  on  behalf  of  our  customers,   and  National  Union  agreed  on  a
restructuring of this program, which became effective October 1, 1999. Commencing on October 1, 1999, National Union issued five new policies that include coverage for UPS customers. Glenlake Insurance Agency, Inc., a licensed insurance agency formed in 1998 and a wholly owned subsidiary of UPS Capital Corporation, now offers excess value package insurance that is issued under the five new polices.

     UPS Re Ltd., a wholly owned subsidiary of UPS, has entered into a reinsurance agreement under which it reinsures substantially all of the risks underwritten by National Union in exchange for substantially all of the premiums collected. UPS Re Ltd., is a licensed reinsurance company formed in 1999 to reinsure risks related to UPS and its subsidiaries. UPS Re Ltd., which is domiciled in Bermuda, has elected to be taxed on its income as part of UPS's consolidated income tax return for federal income tax purposes. This revised arrangement should eliminate the issues considered by the Tax Court in the Notices of Deficiency relating to OPL for the periods after September 1999.

     The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $15 million in additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through March 31, 2001 could aggregate up to $385 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2000. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe the eventual resolution of these issues will not result in a material adverse effect on our financial condition, results of operations or liquidity.

     We have been named as a defendant in 23 lawsuits that seek to hold us (and, in certain cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984 (or, in some of the cases, for shorter time periods). These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Twenty-two of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") before the United States District Court for the Southern District of New York. An amended consolidated complaint in the MDL Proceeding also alleges a violation of the federal RICO statute. Another complaint in the MDL Proceeding alleges violations of federal antitrust laws. The other remaining case was remanded from federal court to state court in Madison County, Illinois and is proceeding independent of the MDL Proceeding. The Court in the MDL Proceeding is considering a stipulation between certain of the plaintiffs and UPS providing for class certificaiton in certain of the cases in that proceeding. The Illinois court has indicated its intention to enter an order granting plaintiff's class certification motion. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

     In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe the eventual resolution of these cases will not result in a material effect on our financial condition, results of operations or liquidity.

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

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment information for the three months ended March 31 is as follows (in millions):

                                         Three Months Ended
                                              March 31,
                                        ----------------------
                                          2001         2000
                                        ----------   ---------
Revenue:
    U.S. domestic package                  $5,976      $5,841
    International package                   1,099       1,023
    Non-package                               435         356
                                        ----------   ---------
      Consolidated                         $7,510      $7,220
                                        ==========   =========

Operating profit:
    U.S. domestic package                    $845        $883
    International package                      37          58
    Non-package                                62         126
                                        ----------   ---------
      Consolidated                           $944      $1,067
                                        ==========   =========

     Non-package operating profit included $27 and $28 million for the three months ended March 31, 2001 and 2000, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment. Non-package operating profit also included a $49 million gain for the three months ended March 31, 2000 from the sale of our UPS Truck Leasing subsidiary.

     6. The major components of other operating expenses for the three months ended March 31 are as follows (in millions):

                                              Three Months Ended
                                                   March 31,
                                            ------------------------
                                              2001          2000
                                            ---------     ----------
Repairs and maintenance                         $262           $239
Depreciation and amortization                    318            283
Purchased transportation                         503            434
Fuel                                             247            238
Other occupancy                                  143            107
Other expenses                                   842            777
                                            ---------     ----------
    Consolidated                              $2,315         $2,078
                                            =========     ==========


     7. In the first quarter of 2001, we announced three business combination transactions. First, we agreed to acquire substantially all of the assets of Mail Boxes Etc. ("MBE") in a cash transaction valued at approximately $185 million. MBE is the world's largest franchisor of independently owned and operated business, communication, and shipping centers worldwide. The acquisition, which closed on April 30, 2001, was accounted for as a purchase.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     In addition, on January 10, 2001, we entered into an agreement to acquire Fritz Companies, Inc. in a transaction valued at approximately $450 million (excluding assumed liabilities). Fritz is a freight forwarding, customs brokerage and logistics concern, with $619 million of net revenue for its most recent fiscal year. In the acquisition, which will be accounted for as a purchase, we will exchange approximately 7.4 million shares of UPS class B common stock for all of the outstanding common shares of Fritz. We expect this transaction to close during the second quarter of 2001.

     Finally, on January 15, 2001, we entered into an agreement to acquire First International Bancorp, Inc. in a transaction valued at approximately $78 million (excluding assumed liabilities). First International, with a managed loan portfolio of approximately $1.2 billion, offers a variety of structured trade finance, commercial and government-backed lending products. First International will be integrated with UPS Capital Corporation, the finance subsidiary of UPS, following the closing of the transaction. In the acquisition, which will be accounted for as a purchase, we will exchange approximately 1.3 million shares of UPS class B common stock for all of the outstanding shares of First International. We expect this transaction to close during the third quarter of 2001.

     8. The Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements No. 137 and No. 138, which became effective for UPS on January 1, 2001. Under FAS 133, as amended, all derivative instruments are recognized on the balance sheet at fair value, and changes in the fair values of such instruments are recognized in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income (OCI), then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

     The nature of our business activities necessarily involves the management of various financial and market risks, including those related to changes in commodity prices, foreign currency exchange rates, interest rates, and equity prices. As discussed more fully in note 13 "Derivative Instruments and Risk Management" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000, we use derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     At January 1, 2001, our financial statements were adjusted to record a cumulative effect of adopting this accounting pronouncement, as follows:

                                                Earnings        OCI
(in millions)                                  ----------    ---------
Adjustment to fair value of derivatives (a)         $(42)        $ 37
Income tax effects                                    16          (14)
                                               ----------    ---------
Total                                               $(26)        $ 23
                                               ==========    =========
Effect on diluted earnings per share (a)          $(0.03)
                                               ==========

(a) For earnings effect, amount shown is net of adjustment to hedged items.


     The cumulative effect on earnings was primarily comprised of marking to market the time value of option contracts used in commodity and foreign currency hedging. This accounting change did not involve cash, and we believe that it will not have a material effect on our financial condition, results of operations, or liquidity.

     The cumulative effect on OCI was primarily attributable to marking to market swap contracts used as hedges of anticipated foreign currency cash flows and anticipated purchases of energy products.

     A reconciliation of current period changes, net of applicable income taxes, in OCI relating to unrealized gains (losses) on cash flow hedges is as follows:

(in millions)
Transition adjustment as of January 1, 2001        $ 23
Current period declines in fiar value-
   net of income tax effect                         (10)
Reclassificaiton to earnings-
   net of income tax effect                         (20)
                                                 -------
Balance at March 31, 2001                          $ (7)
                                                 =======

     Additional disclosures required by FAS 133, as amended, are provided in the following paragraphs.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Hedges of anticipated cash flows
--------------------------------

     The ineffective portion of changes in fair values of hedge positions, reported in first quarter 2001 earnings, was immaterial. Amounts excluded from the measure of effectiveness, also reported in first quarter 2001 earnings, amounted to a $14 million gain, before income taxes. The effective portion of gains and losses on cash flow hedges are reported in the income statement category related to the hedged exposure. The amounts recorded in the income statement related to ineffectiveness are reported in the same income statement captions as the effective portion of hedging gains and losses.

     Of the $23 million in net deferred gains recorded in OCI at January 1, 2001, $33 million in gains, before income taxes, were reclassified to earnings during the first quarter of 2001. Of the $7 million in net deferred losses recorded in OCI at March 31, 2001, $23 million in gains, before income taxes, are expected to be reclassified to earnings over the 12 month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

     At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to cross-currency interest rate swaps on existing financial instruments, was nine months. We maintain cross-currency interest rate swaps that extend through 2009.

Hedges of recognized assets, liabilities, and firm commitments
--------------------------------------------------------------

     The ineffective portion of changes in fair values of hedge positions, reported in first quarter 2001 earnings, was immaterial. Amounts excluded from the measure of effectiveness, also reported in first quarter 2001 earnings, amounted to $2 million in gains before income taxes. The effective portion of gains and losses on fair value hedges are reported in the income statement category related to the hedged exposure. The amounts recorded in the income statement related to ineffectiveness are reported in the same income statement captions as the effective portion of hedging gains and losses.

Derivatives not designated as hedges
------------------------------------

     Derivatives not designated as hedges primarily consist of interest rate swaps that are used to hedge a portfolio of small debt instruments. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under FAS 133, as amended. The income statement impact from these interest rate swaps on our first quarter results 2001 was immaterial.

     9. Certain prior period amounts have been reclassified to conform to the current period presentation.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2001 and 2000
------------------------------------------

     The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                 Three Months Ended
                                      March 31,
                                 -------------------
                                  2001       2000            $          %
                                 --------   --------     ---------  --------
Revenue (in millions):
    U.S. domestic package:
      Next Day Air                $1,383     $1,381           $ 2       0.1 %
      Deferred                       716        694            22       3.2
      Ground                       3,877      3,766           111       2.9
                                 --------   --------     ---------
    Total U.S. domestic package    5,976      5,841           135       2.3
    International package:
      Domestic                       232        233            (1)     (0.4)
      Export                         756        685            71      10.4
      Cargo                          111        105             6       5.7
                                 --------   --------     ---------
    Total International package    1,099      1,023            76       7.4
    Non-package:
      UPS Logistics Group            304        209            95      45.5
      Other                          131        147           (16)    (10.9)
                                 --------   --------     ---------
    Total non-package                435        356            79      22.2
                                 --------   --------     ---------
      Consolidated                $7,510     $7,220          $290       4.0 %
                                 ========   ========     =========
Average Daily Package Volume
    (in thousands):                                          #
                                                         ---------
    U.S. domestic package:
      Next Day Air                 1,106      1,071            35       3.3 %
      Deferred                       888        856            32       3.7
      Ground                      10,192     10,102            90       0.9
                                 --------   --------     ---------
    Total U.S. domestic package   12,186     12,029           157       1.3
    International package:
      Domestic                       804        754            50       6.6
      Export                         399        342            57      16.7
                                 --------   --------     ---------
    Total International package    1,203      1,096           107       9.8
                                 --------   --------     ---------
      Consolidated                13,389     13,125           264       2.0 %
                                 ========   ========     =========
    Operating days in period          64         65

Average Revenue Per Piece:
    U.S. domestic package:                                   $
                                                         ---------
      Next Day Air                $19.54     $19.84        $(0.30)     (1.5)%
      Deferred                     12.60      12.47          0.13       1.0
      Ground                        5.94       5.74          0.20       3.5
    Total U.S. domestic package     7.66       7.47          0.19       2.5
    International:
      Domestic                      4.51       4.75         (0.24)     (5.1)
      Export                       29.61      30.81         (1.20)     (3.9)
    Total International package    12.83      12.89         (0.06)     (0.5)
      Consolidated                $ 8.13     $ 7.92        $ 0.21       2.7 %
                                 ========   ========     =========

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     Despite the weakening of the U.S. economy, U.S. domestic package revenue and average daily package volume increased across all product lines. Average daily package volume for our Next Day Air and Deferred products both increased in excess of 3%. Our Ground products were the primary contributor of the revenue growth for this segment, primarily due to a 3.5% increase in average revenue per piece. These revenue comparisons were impacted by one less operating day in the first quarter of 2001 compared to the first quarter of 2000. The average revenue increase for the U.S. domestic package segment on a per day basis was almost 4%.

     During the first quarter of 2001, we increased rates for standard ground shipments an average of 3.1% for commercial deliveries. The ground residential charge increased $0.05 to $1.05 over the commercial ground rate, with an additional delivery area surcharge of $1.50 added to certain less accessible areas. In addition, we increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 3.7%. The surcharge for UPS Next Day Air Early A.M. increased to $27.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased by 2.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market. In addition, all package rates during the quarter included a 1.25% fuel surcharge that was put in place August 7, 2000.

     The increase in international package revenue was due primarily to volume growth for export products, offset by a decline in the revenue per piece for these products. Overall, average daily package volume increased almost 10% for international operations, with our export products continuing to increase at double-digit rates. The average revenue increase for this segment on a per day basis was over 9%.

     The increase in non-package revenue resulted from continued growth of the UPS Logistics Group and was led by our supply chain management and service parts logistics offerings.

     Operating expenses increased by $413 million, or 6.7%. Compensation and benefits expenses accounted for $176 million of this increase. Other operating expenses increased $237 million due to higher utility costs, increases in depreciation and amortization expenses, higher purchased transportation costs and the $49 million gain we recognized in the first quarter of 2000 from the sale of our UPS Truck Leasing subsidiary, which reduced our operating expenses last year. The increase in purchased transportation costs was primarily due to increased business for the UPS Logistics Group.

     Our operating margin decreased from 14.8% during the first quarter of 2000 to 12.6% during the first quarter of 2001. This decline resulted primarily from revenue growth declining at a more rapid rate than our expense growth during the quarter. We are addressing a variety of initiatives in an effort to moderate future expense growth, given current, slower economic conditions, which are adversely affecting volume and revenue growth.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

                                   Three Months Ended
         Operating Segment              March 31,                  Change
                                 -----------------------     ------------------
                                    2001         2000            $         %
                                 ----------   ----------     --------  --------
U.S. domestic package                 $845         $883        $ (38)     (4.3)%
International package                   37           58          (21)    (36.2)
Non-package                             62          126          (64)    (50.8)
                                 ----------   ----------     --------
 Consolidated Operating Profit        $944       $1,067        $(123)    (11.5)%
                                 ==========   ==========     ========

     U.S. domestic package operating profit decreased $38 million due to the overall weakening of the U.S. economy, along with the impact of one less operating day.

     The decline in operating profit for our international package operations was caused by several different factors, including increases in aircraft maintenance expenses and the leasing of aircraft to support our China routes prior to the April 1, 2001 start up of that service.

     The decrease in non-package operating profit is largely due to the $49 million gain we recognized in the first quarter of 2000 from the sale of our UPS Truck Leasing subsidiary.

     The decrease in investment income of $286 million for the first quarter of 2001 is due to two factors relating to the first quarter of 2000. First, we recognized a $241 million gain last year on two investments held by our Strategic Enterprise Fund that were acquired by other companies. In addition, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that occurred in early March 2000, and the $1.2 billion in IPO proceeds that were not utilized for the tender offer and were still available for investment during March 2000.

     Net income for the first quarter of 2001 decreased by $257 million from the first quarter of 2000, resulting in a decrease in diluted earnings per share from $0.67 in 2000 to $0.48 in 2001. These results reflect non-recurring items from both years: a FAS 133 cumulative expense adjustment, net of tax, of $26 million in 2001; and $139 million in net income in 2000 resulting from gains on our Strategic Enterprise Fund investments and the sale of our Truck Leasing subsidiary, offset partially by the charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs.

     Excluding the net after-tax impact of these non-recurring items, our net income for the first quarter of 2001 would have been $582 million, with an associated diluted earnings per share of $0.51, compared to 2000, which would have produced a net income of $674 million, with an associated diluted earnings per share of $0.56.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Liquidity and Capital Resources
-------------------------------

     Our  primary  source of  liquidity  is our cash flow  from  operations.  We
maintain   significant  cash,  cash  equivalents,   marketable   securities  and
short-term investments, amounting to $2.6 billion at March 31, 2001.

     We have used all of the remaining proceeds from our November 1999 initial public offering for share repurchases. An additional $750 million has been authorized for share repurchases, of which $222 million was still available as of March 31, 2001.

     We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $914 million was outstanding under these programs as of March 31, 2001. This amount has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis under our revolving credit facilities. The average interest rate on the amount outstanding at March 31, 2001 was 5.07%.

     We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring on April 25, 2002 and the other expiring on April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of March 31, 2001.

     We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At March 31, 2001, $264 million was available under this program. At March 31, 2001, there were two different debt issuances (originally issued at $200 million and $736 million respectively) that had been made under this program. The $200 million outstanding, which was issued under this program in 1997, bears interest at a stated interest rate of 6.625%, and was paid off on April 25, 2001. The 500 million Pound Sterling denominated bonds (recorded at $716 million at March 31, 2001), which were issued in February 2001, bear interest at a stated rate of 5.50%.

     We have filed a shelf registration statement with the SEC under which we may issue debt securities in the U.S. of up to $2.0 billion. There was approximately $607 million issued under this shelf registration statement at March 31, 2001. As of March 31, 2001, $113 million in notes have been issued under the UPS Notes program. These notes have various terms and maturities, all with fixed interest rates. Also during 2001, we issued $89 million in floating rate senior notes due December 2050 that bear interest at one-month LIBOR less 45 basis points.

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

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency. The IRS, in an issued report, has taken similar positions for tax years 1991 through 1994. We expect the IRS to take similar positions for tax years 1995 through 1999. We believe that a number of aspects of the Tax Court decision are incorrect, and we have appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. Briefing has been completed. The Eleventh Circuit has heard oral arguments. We do not know when it will render a decision.

     We have been named as a defendant in 23 lawsuits that seek to hold us (and in certain cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984 (or, in some of the cases, for shorter time periods). These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulaitons, and that the price for excess value package insurance was excessive. Twenty-two of these cases have been consolidated for pre-trial purposes in a multi-district litigaiton proceeding ("MDL Proceeding") before the United States District Court for the Southern District of New York. An amended consolidated complaint in the MDL Proceeding also alleges a violation of the federal RICO statute. Another complaint in the MDL Proceeding alleges violations of federal antitrust laws. The other remaining case was remanded from federal court to state court in Madison County, Illinois and is proceeding independent of the MDL proceeding. The Court in the MDL Proceeding is considering a stipulation between certian of the plaintiffs and UPS providing for class certificaiton in certain of the cases in that proceeding. The Illinois court has indicated its intention to enter an order granting plaintiff's class certification motion. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

     In addition, we are a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect on our financial condition, results of operations or liquidity.

     Reference is made to Note 4 to the accompanying unaudited consolidated financial statements for more information on each of the preceding matters.

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources" and other parts of this report contain "forward-looking" statements about matters that are inherently difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, for example, economic and other conditions in the markets in which we operate, our competitive environment, increases in avaition and motor fuel prices, strikes, work stoppages and slowdowns, governmental regulation, and cyclical and seasonal fluctuations in our operating results. Additional information concerning these risks and uncertainties, and other factors you may wish to consider, are provided in the "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2000 and other documents we file from time to time with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

     We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. All of this market risk arises in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, equity and commodity forward contracts, options, and swaps.

     Our market risks, hedging strategies, and financial instrument positions at March 31, 2001 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000. However, during the first three months of 2001, we issued 500 million of Pound Sterling denominated bonds (recorded at $716 million at March 31, 2001), at a fixed 5.50% interest rate. In addition, we issued a total of $113 million of fixed rate notes with various maturities under our UPS Notes program. All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps.

     The total fair value of our derivative financial instruments, including derivatives added during the first three months of 2001, decreased from an asset of $137 million at December 31, 2000 to an asset of $128 million at March 31, 2001. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis" on pages 29 and 30 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 1. Legal Proceedings

     We have been named as a defendant in 23 lawsuits that seek to hold us (and, in certain cases, other defendants) liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984 (or, in some of the cases, for shorter time periods). These cases generally claim that we acted as an insurer in violation of our shipping contract and without complying with state insurance laws and regulations, and that the price for excess value package insurance was excessive. Twenty-two of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") before the United States District Court for the Southern District of New York. An amended consolidated complaint in the MDL Proceeding also alleges a violation of the federal RICO statute. Another complaint in the MDL Proceeding alleges violations of federal antitrust laws. The other remaining case was remanded from federal court to state court in Madison County, Illinois and is proceeding independent of the MDL Proceeding. The Court in the MDL Proceeding in considering a stipulation between certain of the plaintiffs and UPS providing for class certificaiton in certain of the cases in that proceeding. The Illinois court has indicated its intention to enter an order granting plaintiff's class certification motion. These actions all developed after the August 9, 1999 Tax Court opinion was rendered. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these matters cannot presently be determined.

Item 6. Exhibits and Reports on Form 8-K

A)    Exhibits:

      (10)  Material Contracts

               (a) Fifth Amended and Restated Credit Agreement (364-Day Facility) dated April 26, 2001 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Arranger and ABN AMRO Bank N.V., Bank of America, N.A., Bank One, NA, and Chase Manhattan Bank, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

               (b) Third Amended and Restated Credit Agreement (Five-Year Facility) dated April 26, 2001 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and Bank of America Securities, LLC, as Co-Arranger and Bank of America N.A. as Documentation Agent and Citibank, N.A. as Administrative and Syndication Agent.


(B)  Reports on Form 8-K:

     The Company filed a Form 8-K Current Report on January 29, 2001 (Date of Earliest Event Reported: January 29, 2001), reporting the establishment of a Medium-term Note program for its UPS Notes, and filing with the Securities and Exchange Commission the Selling Agent Agreement and form of UPS Note to be issued under the program.

                                  EXHIBIT INDEX


      (10)        Material Contracts

                (a)  Fifth  Amended  and  Restated  Credit  Agreement  (364-Day
                    Facility) dated April 26, 2001 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Arranger and ABN AMRO Bank N.V., Bank of America, N.A., Bank One, NA, and Chase Manhattan Bank, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

               (b) Third Amended and Restated Credit Agreement (Five-Year Facility) dated April 26, 2001 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and Bank of America Securities, LLC, as Co-Arranger and Bank of America N.A. as Documentation Agent and Citibank, N.A. as Administrative and Syndication Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          UNITED PARCEL SERVICE, INC.
                                                (Registrant)




Date:   May 15, 2001                By:   /S/ D. Scott Davis
                                          D. Scott Davis
                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer