Form 10-Q
period 2001-06-30
UNITED PARCEL SERVICE INC
filed 2001-08-14
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
                       For the Quarter Ended June 30, 2001


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


             815,146,964 Class A shares, 310,523,401 Class B shares
--------------------------------------------------------------------------------
                        Outstanding as of August 9, 2001

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2001 (unaudited) and December 31, 2000
                (In millions except share and per share amounts)

                                                                  June 30,     December 31,
Assets                                                             2001           2000
                                                                 ----------     ---------
Current Assets:
    Cash & cash equivalents                                        $ 2,062       $   879
    Marketable securities & short-term investments                   1,081         1,073
    Accounts receivable                                              3,932         4,140
    Other current assets                                               684         1,032
                                                                 ----------     ---------
        Total Current Assets                                         7,759         7,124
Property, Plant & Equipment - at cost, net of accumulated
      depreciation & amortization of $10,168 in 2001 and
      $9,665 in 2000                                                13,062        12,329
Prepaid pension costs                                                1,609         1,593
Other assets                                                         1,362           616
                                                                 ----------     ---------
                                                                   $23,792       $21,662
                                                                 ==========     =========
Liabilities & Shareowners' Equity
Current Liabilities:
    Commercial paper                                                 $ 321         $ 366
    Accounts payable                                                 1,829         1,674
    Accrued wages & withholdings                                     1,629         1,134
    Income taxes payable                                               497           132
    Current maturities of long-term debt                                71           257
    Other current liabilities                                          798           938
                                                                 ----------     ---------
        Total Current Liabilities                                    5,145         4,501
                                                                 ----------     ---------
Long-Term Debt                                                       4,138         2,981
                                                                 ----------     ---------
Accumulated Postretirement Benefit Obligation, Net                   1,116         1,049
                                                                 ----------     ---------
Deferred Taxes, Credits & Other Liabilities                          3,465         3,396
                                                                 ----------     ---------
Shareowners' Equity:
    Preferred stock, no par value, authorized 200,000,000
      shares, none issued                                                -             -
    Class A common stock, par value $.01 per share, authorized
      4,600,000,000 shares, issued 829,331,774 and 935,873,745
      in 2001 and 2000                                                   8             9
    Class B common stock, par value $.01 per share, authorized
      5,600,000,000 shares, issued 298,815,014 and 198,819,384
      in 2001 and 2000                                                   3             2
    Additional paid-in capital                                         100           267
    Retained earnings                                               10,120         9,684
    Accumulated other comprehensive loss                              (303)         (227)
    Deferred compensation arrangements                                  47             -
                                                                 ----------     ---------
                                                                     9,975         9,735
    Less: Treasury stock, at cost (817,414 and 0 shares
      in 2001 and 2000)                                                (47)            -
                                                                 ----------     ---------
                                                                     9,928         9,735
                                                                 ----------     ---------
                                                                   $23,792       $21,662
                                                                 ==========     =========

            See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                Three and Six Months Ended June 30, 2001 and 2000
                     (In millions except per share amounts)
                                   (unaudited)

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                         --------------------     -------------------------
                                            2001       2000           2001         2000
                                         ---------  ---------     ------------ ------------
Revenue                                    $7,566     $7,284          $15,076      $14,504
                                         ---------  ---------     ------------ ------------
Operating Expenses:
    Compensation and benefits               4,269      4,042            8,520        8,117
    Other                                   2,256      2,081            4,571        4,159
                                         ---------  ---------     ------------ ------------
                                            6,525      6,123           13,091       12,276
                                         ---------  ---------     ------------ ------------
Operating Profit                            1,041      1,161            1,985        2,228
                                         ---------  ---------     ------------ ------------
Other Income and (Expense):
    Investment income                          39         63               92          402
    Interest expense                          (47)       (65)             (91)        (117)
                                         ---------  ---------     ------------ ------------
                                               (8)        (2)               1          285
                                         ---------  ---------     ------------ ------------

Income Before Income Taxes And
    Cumulative Effect of Change
    In Accounting Principle                 1,033      1,159            1,986        2,513

Income Taxes                                  403        464              774        1,005
                                         ---------  ---------     ------------ ------------
Income Before Cumulative Effect
    of Change In Accounting Principle         630        695            1,212        1,508

Cumulative Effect of Change In
    The Method Of Accounting For
    Derivatives, Net of Taxes                   -          -              (26)           -
                                         ---------  ---------     ------------ ------------
Net Income                                   $630       $695           $1,186       $1,508
                                         =========  =========     ============ ============

Basic Earnings Per Share Before
    Cumulative Effect Of Change
    In Accounting Principle                $ 0.56     $ 0.61           $ 1.07       $ 1.29
                                         =========  =========     ============ ============
Basic Earnings Per Share                   $ 0.56     $ 0.61           $ 1.05       $ 1.29
                                         =========  =========     ============ ============

Diluted Earnings Per Share Before
    Cumulative Effect Of Change
    In Accounting Principle                $ 0.55     $ 0.60           $ 1.06       $ 1.27
                                         =========  =========     ============ ============
Diluted Earnings Per Share                 $ 0.55     $ 0.60           $ 1.03       $ 1.27
                                         =========  =========     ============ ============

                 See notes to unaudited consolidated financial statements.

                       UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                               Six Months Ended June 30, 2001
                           (In millions except per share amounts)
                                        (unaudited)
                                                                                                             Treasury
                                Class A        Class B                         Accumulated                     Stock,
                              Common Stock   Common Stock  Additional             Other       Deferred       At Cost       Total
                             -------------- --------------  Paid-In  Retained Comprehensive Compensation  ------------- Shareowners'
                             Shares  Amount Shares Amount   Capital  Earnings     Loss      Arrangements  Shares Amount   Equity
                             ------  ------ ------ ------  --------- -------- ------------- ------------- ------ ------ -----------
Balance, January 1, 2001      936    $ 9     199    $ 2       $ 267   $ 9,684    $ (227)         $ -          -     $ -     $9,735
  Comprehensive income:
    Net income                  -      -       -      -           -     1,186         -            -          -       -      1,186
    Foreign currency
       adjustments              -      -       -      -           -         -       (37)           -          -       -        (37)
    Unrealized loss on
       marketable securities    -      -       -      -           -         -       (17)           -          -       -        (17)
    Unrealized loss on
       cash flow hedges         -      -       -      -           -         -       (22)           -          -       -        (22)
                                                                                                                         -----------
  Comprehensive income                                                                                                       1,110
                                                                                                                         -----------
  Dividends ($0.38 per share)   -      -       -      -           -      (430)        -            -          -       -       (430)
  Stock award plans             3      -       -      -          60         -         -            -          -       -         60
  Common stock purchases      (16)     -      (3)     -        (715)     (320)        -            -          -       -     (1,035)
  Common stock issuances        1      -       -      -          33         -         -            -          -       -         33
  Common stock issuances for
    acquisitions                -      -       7      -         455         -         -            -          -       -        455
  Common stock issuances for
    deferred compensation
    arrangements                1      -       -      -           -         -         -           47         (1)    (47)         -
  Conversion of Class A
    Common Stock to
    Class B Common Stock      (96)    (1)     96      1           -         -         -            -          -       -          -
                            ------ ------  ------  ------  ---------  -------- ------------- -----------  ------  ------ -----------
Balance, June 30, 2001        829    $ 8     299    $ 3       $ 100   $10,120    $ (303)        $ 47         (1)   $(47)    $9,928
                            ====== ======  ======  ======  =========  ======== ============= ===========  ======  ====== ===========

            See notes to unaudited consolidated financial statements.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                  (In millions)
                                   (unaudited)
                                                                        Six Months Ended
                                                                            June 30,
                                                                       -------------------
                                                                         2001       2000
                                                                       --------   --------
Cash flows from operating activities:
    Net income                                                          $1,186     $1,508
      Adjustments to reconcile net income
         to net cash from operating activities:
           Depreciation and amortization                                   656        570
           Postretirement benefits                                          67         62
           Deferred taxes, credits, and other                              111         60
           Stock award plans                                               282        288
           Gain on exchange of investments and sale of business              -       (290)
           Changes in assets and liabilities,
             net of effect of acquisitions:
                Accounts receivable                                        571         (5)
                Other current assets                                       323        300
                Prepaid pension costs                                      (16)        15
                Accounts payable                                          (366)       (48)
                Accrued wages and withholdings                             244        326
                Dividends payable                                         (192)      (361)
                Tax assessment                                               -       (311)
                Income taxes payable                                       440        452
                Other current liabilities                                  (11)       117
                                                                       --------   --------
      Net cash from operating activities                                 3,295      2,683
                                                                       --------   --------

Cash flows from investing activities:
    Capital expenditures                                                (1,241)      (663)
    Disposals of property, plant and equipment                              46        220
    Purchases of marketable securities and short-term investments       (2,008)    (2,098)
    Sales and maturities of marketable securities
      and short-term investments                                         1,973      2,167
    Construction funds in escrow                                            21         51
    Payments for acquisitions, net of cash acquired                       (339)      (156)
    Other asset receipts (payments)                                        (79)        85
                                                                       --------   --------
      Net cash (used in) investing activities                           (1,627)      (394)
                                                                       --------   --------

Cash flows from financing activities:
    Proceeds from borrowings                                             1,365      1,123
    Repayments of borrowings                                              (439)      (368)
    Purchases of common stock via tender                                     -     (4,070)
    Other purchases of common stock                                     (1,035)      (335)
    Issuances of common stock pursuant to stock awards
      and employee stock purchase plans                                    176         77
    Dividends                                                             (430)      (400)
    Other transactions                                                     (69)      (122)
                                                                       --------   --------
      Net cash (used in) financing activities                             (432)    (4,095)
                                                                       --------   --------

Effect of exchange rate changes on cash                                    (53)       (17)
                                                                       --------   --------

Net increase (decrease) in cash and cash equivalents                     1,183     (1,823)
Cash and cash equivalents:
    Beginning of period                                                    879      4,204
                                                                       --------   --------
    End of period                                                       $2,062     $2,381
                                                                       ========   ========
Cash paid during the period for:
    Interest (net of amount capitalized)                                  $ 77       $162
                                                                       ========   ========
    Income taxes                                                          $220       $444
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

     2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

     3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):


                                             Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                           -----------------------  -----------------------
                                             2001          2000        2001         2000
                                           ---------     ---------  ----------    ---------
Numerator:
    Numerator for basic and diluted
      earnings per share -
         Net income                          $  630        $  695      $1,186       $1,508
                                           =========     =========  ==========    =========
Denominator:
    Weighted-average shares                   1,126         1,144       1,128        1,167
    Deferred compensation arrangements            1             -           -            -
                                           ---------     ---------  ----------    ---------

Denominator for basic earnings
    per share                                 1,127         1,144       1,128        1,167
                                           =========     =========  ==========    =========

Effect of dilutive securities:
    Contingent shares -
      Management incentive awards                 6             7           5            5
      Stock option plans                         12            16          14           18
                                           ---------     ---------  ----------    ---------

Denominator for diluted earnings
    per share                                 1,145         1,167       1,147        1,190
                                           =========     =========  ==========    =========

Basic Earnings Per Share                     $ 0.56        $ 0.61      $ 1.05       $ 1.29
                                           =========     =========  ==========    =========

Diluted Earnings Per Share                   $ 0.55        $ 0.60      $ 1.03       $ 1.27
                                           =========     =========  ==========    =========

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     4. On August 9, 1999, the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company that had reinsured excess value package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The Court held that for the 1984 tax year we were liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million.

     On June 21, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court's decision. The case has been remanded to the Tax Court to consider alternative arguments raised by the parties, but the IRS has requested that the Eleventh Circuit reconsider its reversal in an en banc proceeding. We do not know whether the IRS request will be granted and, if the case is ultimately remanded what the outcome of the remanded proceedings will be.

     The IRS has taken similar positions to that advanced in the Tax Court opinion for tax years subsequent to 1984. Tax years 1985 through 1990 currently are docketed in the Tax Court, although no trial date has been set pending resolution of the case that covers the 1984 year. Further, the IRS has issued a report asserting similar positions for the 1991 through 1994 tax years, and we expect the IRS to take similar positions for tax years 1995 through 1999. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion.

     In our second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest was included in income taxes in 1999; however, since none of the income on which this tax assessment is based is our income, we did not classify the tax charge as income taxes.

     We determined the size of our reserve with respect to these matters in accordance with accounting principles generally accepted in the United States of America based on our estimate of our most likely liability based on the Tax Court opinion. In making this determination, we concluded that, based on the Tax Court opinion, it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million. Since the IRS has requested an en banc proceeding, we currently do not know what impact the Eleventh Circuit opinion will ultimately have on our previously recorded reserve for this matter.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Further, again as a result of the unfavorable Tax Court opinion, and in order to stop the potential accrual of additional interest that might ultimately be determined to be due to the IRS, on August 31, 1999, we deposited $1.349 billion, and on August 8, 2000, we deposited an additional $91 million, with the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we deposited $339 million with the IRS related to these matters for the 1995 through 1997 tax years. These amounts will remain with the IRS pending further proceedings.

     The excess value program that was the subject of the Tax Court opinion has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

     The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $15 million in additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through June 30, 2001 could aggregate up to approximately $400 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2000. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe the eventual resolution of these issues will not result in a material adverse effect on our financial condition, results of operations or liquidity.

     We have been named as a defendant in 24 lawsuits that seek to hold us liable for the collection of premiums for excess value ("EV") package insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     These actions all developed after the August 9, 1999 Tax Court opinion. As discussed above, on June 21, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court opinion.

     Twenty-two of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. Motions to dismiss these cases are pending in the MDL Proceeding. One case is in the process of being transferred to the MDL Proceeding.

     The ultimate resolution of these cases cannot presently be determined.

     The remaining case is pending in Madison County, Illinois (Triad Industries, Inc. v. UPS). We have entered into a proposed settlement of the Illinois case -- only with respect to Illinois EV shippers -- based in part on our desire to vigorously defend these actions in the single MDL Proceeding. We entered into the proposed settlement shortly before the Eleventh Circuit reversed the Tax Court decision on which these lawsuits are based. While expressly denying any and all liability, the proposed settlement would resolve the Illinois case. This proposed settlement has no impact on the claims pending in the MDL Proceeding regarding shippers in states other than Illinois.

     Confirmation of this proposed settlement is subject to a fairness hearing, currently scheduled for November 2001, and a final court order. If the proposed settlement is approved, we would provide to qualifying settlement class members coupons toward the purchase of specified UPS services and pay attorneys' fees in an amount specified in, and subject to the terms and conditions of, the proposed settlement. The proposed settlement's ultimate cost to us will depend upon a number of factors. We do not believe this proposed settlement will have a material effect on our financial condition, results of operations or liquidity.

     In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe the eventual resolution of these cases will not result in a material effect on our financial condition, results of operations or liquidity.

     5. We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are divided into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic region. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S. Non-package operations, which include the UPS Logistics Group and the Forwarding and Brokerage Services unit, are distinct from package operations and are thus managed and reported separately.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment information for the three and six months ended June 30 is as follows (in millions):
                            Three Months Ended         Six Months Ended
                                 June 30,                  June 30,
                           ----------------------   -----------------------
                             2001        2000         2001         2000
                           ----------  ----------   ----------  -----------
Revenue:
    U.S. domestic package     $5,981      $5,890      $11,957      $11,731
    International package      1,050       1,008        2,124        1,998
    Non-package                  535         386          995          775
                           ----------  ----------   ----------  -----------
      Consolidated            $7,566      $7,284      $15,076      $14,504
                           ==========  ==========   ==========  ===========

Operating profit:
    U.S. domestic package       $966      $1,024      $ 1,811      $ 1,907
    International package         24          74           63          132
    Non-package                   51          63          111          189
                           ----------  ----------   ----------  -----------
      Consolidated            $1,041      $1,161      $ 1,985      $ 2,228
                           ==========  ==========   ==========  ===========

     Forwarding and Brokerage Services revenues are recorded in the non-package operating segment net of certain third party transportation costs, which totaled $81 million for the three and six months ending June 30, 2001. These costs did not exist for reporting periods prior to June 30, 2001.

     Non-package operating profit included $29 and $30 million for the three months ended June 30, 2001 and 2000, respectively, and $56 and $57 million for the six months ended June 30, 2001 and 2000, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit included in the U.S. domestic package segment. Non-package operating profit also included a $49 million gain for the six months ended June 30, 2000 from the sale of our UPS Truck Leasing subsidiary.

     6. The major components of other operating expenses for the three and six months ended June 30 are as follows (in millions):

                               Three Months Ended           Six Months Ended
                                   June 30,                     June 30,
                           ------------------------     ------------------------
                              2001          2000           2001          2000
                           ---------     ----------     ---------     ----------
Repairs and maintenance        $261           $241          $523           $480
Depreciation and amortization   338            287           656            570
Purchased transportation        462            466           965            900
Fuel                            244            210           491            448
Other occupancy                 119             91           262            198
Other expenses                  832            786         1,674          1,563
                           ---------     ----------     ---------     ----------
    Consolidated             $2,256         $2,081        $4,571         $4,159
                           =========     ==========     =========     ==========

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     7. During the second quarter, we acquired substantially all of the assets of Mail Boxes Etc. ("MBE") in a cash transaction valued at approximately $185 million. MBE is the world's largest franchisor of independently owned and operated business, communication, and shipping centers worldwide. The acquisition, which closed on April 30, 2001, was accounted for as a purchase. MBE's revenues are included in the non-package segment from the date of acquisition.

     On May 24, 2001, we completed our acquisition of Fritz Companies, Inc. ("Fritz") in a transaction valued at approximately $463 million. Fritz is a freight forwarding, customs brokerage and logistics concern. The acquisition, accounted for as a purchase, involved the exchange of 7.4 million shares of UPS class B common stock for all of the outstanding common shares of Fritz. Each outstanding and unexercised stock option granted by Fritz was converted into an option to purchase UPS class A common stock based upon the agreed-upon exchange ratio. Fritz's revenues are included in the non-package segment and constitute a substantial portion of our Forwarding and Brokerage Services unit as discussed in Note 5.

     On August 7, 2001, we completed our acquisition of First International Bancorp, Inc. ("First International"). First International offers a variety of structured trade finance, commercial and government-backed lending products. First International will operate as a subsidiary of UPS Capital Corporation, the finance subsidiary of UPS. The total value of the transaction was approximately $59 million, with an additional $8 million held in escrow pending the outcome of certain contingencies. The acquisition, accounted for as a purchase, involved the exchange of 1.1 million shares (including shares held in escrow) of UPS class B common stock for all of the outstanding shares of First International. In addition, we issued options to purchase shares of UPS Class A common stock in substitution for options issued by First International pursuant to its stock option plans and other agreements. First International's revenues will be included in the non-package segment.

     In addition, we completed six other acquisitions in the first six months of 2001. These six transactions, which were accounted for using the purchase method of accounting, were completed through the payment of cash and issuance of notes payable. The aggregate purchase value of these transactions was $153 million. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions were not material to us individually or in the aggregate.

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

     The nature of our business activities necessarily involves the management of various financial and market risks, including those related to changes in commodity prices, foreign currency exchange rates, interest rates, and equity prices. As discussed more fully in note 13, "Derivative Instruments and Risk Management," to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000, we use derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     At January 1, 2001, our financial statements were adjusted to record a cumulative effect of adopting this accounting pronouncement, as follows:

(in millions)
                                                      Earnings       OCI
                                                     ---------    ---------
Adjustment to fair value of derivatives (a)            $  (42)       $  37
Income tax effects                                         16          (14)
                                                     ---------    ---------
Total                                                  $  (26)       $  23
                                                     =========    =========
Effect on diluted earnings per share (a)               $(0.03)

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

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

     The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                     Three Months Ended
                                           June 30,                Change
                                     -------------------     ------------------
                                       2001       2000           $         %
                                     --------   --------     ---------  -------
Revenue (in millions):
    U.S. domestic package:
      Next Day Air                    $1,383     $1,412          $(29)    (2.1)%
      Deferred                           711        690            21      3.0
      Ground                           3,887      3,788            99      2.6
                                     --------   --------     ---------
    Total U.S. domestic package        5,981      5,890            91      1.5
    International package
      Domestic                           220        222            (2)    (0.9)
      Export                             729        707            22      3.1
      Cargo                              101         79            22     27.8
                                     --------   --------     ---------
    Total International package        1,050      1,008            42      4.2
    Non-package:
      UPS Logistics Group                308        219            89     40.6
      Forwarding and Brokerage Services   78         15            63    420.0
      Other                              149        152            (3)    (2.0)
                                     --------   --------     ---------
    Total Non-package                    535        386           149     38.6
                                     --------   --------     ---------
      Consolidated                    $7,566     $7,284          $282      3.9 %
                                     ========   ========     =========

Average Daily Package Volume
    (in thousands):                                               #
                                                              ---------
    U.S. domestic package:
      Next Day Air                     1,112      1,113            (1)    (0.1)%
      Deferred                           874        852            22      2.6
      Ground                          10,000     10,135          (135)    (1.3)
                                     --------   --------     ---------
    Total U.S. domestic package       11,986     12,100          (114)    (0.9)
    International package:
      Domestic                           775        749            26      3.5
      Export                             399        360            39     10.8
                                     --------   --------     ---------
    Total International package        1,174      1,109            65      5.9
                                     --------   --------     ---------
      Consolidated                    13,160     13,209           (49)    (0.4)%
                                     ========   ========     =========

    Operating days in period              64         64

Average Revenue Per Piece:                                        $
                                                              ---------
    U.S. domestic package:
      Next Day Air                    $19.43     $19.82        $(0.39)    (2.0)%
      Deferred                         12.71      12.65          0.06      0.5
      Ground                            6.07       5.84          0.23      3.9
    Total U.S. domestic package         7.80       7.61          0.19      2.5
    International:
      Domestic                          4.44       4.63         (0.19)    (4.1)
      Export                           28.55      30.69         (2.14)    (7.0)
    Total International package        12.63      13.09         (0.46)    (3.5)
      Consolidated                    $ 8.23     $ 8.07        $ 0.16      2.0 %
                                     ========   ========     =========

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     Despite the continued weakness of the U.S. economy, U.S. domestic package operations produced a 1.5% increase in revenue over the prior year. This increase was driven by a 2.5% improvement in average revenue per piece, offset by a 0.9% decrease in our average daily volume.

     The increase in international package revenue was due primarily to volume growth for export products, offset by a decline in the revenue per piece for these products, along with an increase in cargo revenue associated with our acquisition of Challenge Air in 2000. Overall, average daily package volume increased almost 6% for international operations, with our export products still increasing at double-digit rates.

     The increase in non-package revenue of over 38% resulted primarily from the impact of acquisitions as well as continued growth of the UPS Logistics Group. Growth in our UPS Logistics Group was led by our supply chain management and service parts logistics offerings. We are also now separately reporting revenue amounts for our Forwarding and Brokerage Services unit, which consists primarily of Fritz along with several other brokerage and cargo entities.

     Operating expenses increased by $402 million, or 6.6%. The $227 million increase in compensation and benefits expenses was driven significantly by growth in the non-package segment including recent acquisitions. Other operating expenses increased $175 million due largely to higher fuel costs, increases in depreciation and amortization expenses, and growth in the non-package segment. Excluding our non-package segment, operating expenses increased 4.2%.

     Our operating margin decreased from 15.9% during the second quarter of 2000 to 13.8% during the second quarter of 2001. The margin improved from the first quarter results of 12.6% due in part to an increased focus on controlling costs in response to the slowing economy.

     The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

                                  Three Months Ended
        Operating Segment               June 30,                    Change
                                 ----------------------     -------------------
                                   2001         2000             $         %
                                 ---------    ---------     ---------  --------
U.S. domestic package                $966       $1,024         $ (58)     (5.7)%
International package                  24           74           (50)    (67.6)
Non-package                            51           63           (12)    (19.0)
                                 ---------    ---------     ---------
  Consolidated Operating Profit    $1,041       $1,161         $(120)    (10.3)%
                                 =========    =========     =========

     U.S. domestic package operating profit decreased $58 million due to the continued weakness of the U.S. economy.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     The decline in the operating profit of our international package operations resulted primarily from below plan revenues, including cargo, matched with increased expenses, particularly those expenses associated with aircraft used in this segment (maintenance, rental and fuel).

     The  decrease  in  non-package   operating   profit  is  due  primarily  to
integration costs and goodwill amortization associated with our more recent acquisitions.

     Net income of $630 million for the second quarter of 2001 decreased by $65 million from the second quarter of 2000 primarily due to reduced operating profit. Corresponding diluted earnings per share decreased from $0.60 in 2000 to $0.55 in 2001.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

Six Months Ended June 30, 2001 and 2000
---------------------------------------

     The following table sets forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars and in percentage terms:

                                     Six Months Ended
                                         June 30,                  Change
                                   ---------------------     ------------------
                                     2001        2000           $         %
                                   ---------   ---------     --------   -------
Revenue (in millions):
    U.S. domestic package:
      Next Day Air                  $ 2,766     $ 2,793         $(27)     (1.0)%
      Deferred                        1,427       1,384           43       3.1
      Ground                          7,764       7,554          210       2.8
                                   ---------   ---------     --------
    Total U.S. domestic package      11,957      11,731          226       1.9
    International package:
      Domestic                          452         455           (3)     (0.7)
      Export                          1,477       1,389           88       6.3
      Cargo                             195         154           41      26.6
                                   ---------   ---------     --------
    Total International package       2,124       1,998          126       6.3
    Non-package:
      UPS Logistics Group               612         428          184      43.0
      Forwarding and Brokerage Services 103          48           55     114.6
      Other                             280         299          (19)     (6.4)
                                   ---------   ---------     --------
    Total Non-package                   995         775          220      28.4
                                   ---------   ---------     --------
      Consolidated                  $15,076     $14,504         $572       3.9 %
                                   =========   =========     ========
Average Daily Package Volume
    (in thousands):                                             #
                                                             --------
    U.S. domestic package:
      Next Day Air                    1,109       1,092           17       1.6 %
      Deferred                          881         854           27       3.2
      Ground                         10,096      10,118          (22)     (0.2)
                                   ---------   ---------     --------
    Total U.S. domestic packag       12,086      12,064           22       0.2
    International package:
      Domestic                          789         752           37       4.9
      Export                            399         351           48      13.7
                                   ---------   ---------     --------
    Total International package       1,188       1,103           85       7.7
                                   ---------   ---------     --------
      Consolidated                   13,274      13,167          107       0.8 %
                                   =========   =========     ========

    Operating days in period           128         129

Average Revenue Per Piece:                                      $
                                                             --------
    U.S. domestic package:
      Next Day Air                  $ 19.49     $ 19.83       $(0.34)     (1.7)%
      Deferred                        12.65       12.56         0.09       0.7
      Ground                           6.01        5.79         0.22       3.8
    Total U.S. domestic package        7.73        7.54         0.19       2.5
    International:
      Domestic                         4.48        4.69        (0.21)     (4.5)
      Export                          28.92       30.68        (1.76)     (5.7)
    Total International package       12.69       12.96        (0.27)     (2.1)
      Consolidated                  $  8.17     $  7.99       $ 0.18       2.3 %
                                   =========   =========     ========

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     U.S. domestic package revenue increased almost 2% primarily due to revenue per piece improvements in our Ground products. Our Deferred Air products also contributed to this increase; however, our Next Day Air revenue was down slightly as the decline in revenue per piece has exceeded our volume gains. Our total U.S. domestic average daily volume increased 0.2% to approximately 12.1 million packages per day. Also affecting the period comparison was one extra operating day in the first six months of 2000 compared to the first six months of 2001. On a per day basis, revenue for this segment was up 2.7%.

     During the first quarter of 2001, we increased rates for standard ground shipments an average of 3.1% for commercial deliveries. The ground residential charge increased $0.05 to $1.05 over the commercial ground rate, with an additional delivery area surcharge of $1.50 added to certain less accessible areas. In addition, we increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 3.7%. The surcharge for UPS Next Day Air Early A.M. increased to $27.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased by 2.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market. In addition, all package rates during the six months included a 1.25% fuel surcharge that was put in place August 7, 2000.

     The increase in international package revenue was due primarily to volume growth for our export products, offset by a decline in the revenue per piece for these products. This decline in revenue per piece is consistent with previously reported trends and was primarily due to currency fluctuations, particularly a decline in the value of the Euro relative to the U.S. dollar. Overall average daily package volume increased 7.7% for international operations, with our export products increasing at 13.7%. The average revenue increase for this segment on a per day basis was 7.1%.

     The increase in non-package revenue of over 28% resulted primarily from the impact of acquisitions, as well as the continued growth of the UPS Logistics Group.

     Operating expenses increased by $815 million, or 6.6%, split almost evenly between compensation and benefits ($403 million) and other operating expenses ($412 million). The increase was due to a number of factors (i.e., depreciation/amortization, fuel, purchased transportation) and also included growth in the non-package segment. Excluding our non-package segment, operating expenses increased 4.4%.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     Our operating margin declined from 15.4% during the first six months of 2000 to 13.2% during the same period in 2001. This decline continues the trend we began reporting in the fourth quarter of 2000 as the economy began to weaken.

     The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                   Six Months Ended
       Operating Segment               June 30,                    Change
                                 ----------------------     -------------------
                                    2001         2000           $          %
                                 ---------    ---------     ---------  --------
U.S. domestic package              $1,811       $1,907         $ (96)     (5.0)%
International package                  63          132           (69)    (52.3)
Non-package                           111          189           (78)    (41.3)
                                 ---------    ---------     ---------
  Consolidated Operating Profit    $1,985       $2,228         $(243)    (10.9)%
                                 =========    =========     =========

     U.S. domestic package operating profit decreased by $96 million primarily due to the declining economy experienced during 2001.

     The decline in the operating profit of our international package operations resulted primarily from below plan revenues, including cargo, matched with increased expenses, particularly those expenses associated with aircraft used in this segment (maintenance, rental and fuel).

     The decrease in non-package operating profit is partially due to the $49 million gain we recognized from the sale of our UPS Truck Leasing subsidiary in the first quarter of 2000. The remaining decrease is due to start-up and integration costs for several subsidiaries that we are developing or have acquired, along with goodwill amortization expense associated with recent acquisitions.

     The decrease in investment income of $310 million for the period is due to two factors relating to the first six months of last year. First, in the first quarter of 2000, we recognized a $241 million gain on investments held by our Strategic Enterprise Fund in two companies that were acquired by other companies. In addition, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that occurred in early March 2000, and the $1.2 billion in IPO proceeds that were not utilized for the tender offer.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     Net income for the six months ended June 30, 2001 amounted to $1.186 billion, or $1.03 per diluted share, compared to $1.508 billion, or $1.27 per diluted share, for the same period in the prior year. Our fiscal 2000 results reflect the non-recurring items discussed above, which include the gains on our Strategic Enterprise Fund investments and sale of our Truck Leasing subsidiary, offset partially by the charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our fiscal 2001 results reflect a FAS 133 cumulative expense adjustment, net of tax, of $26 million. Excluding these non-recurring transactions for each of these periods, net income for the six months ending June 30, 2001, would have been $1.212 billion, a decrease of $157 million over adjusted 2000 net income of $1.369 billion. Adjusted diluted earnings per share decreased from $1.15 in 2000 to $1.06 in 2001.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

Liquidity and Capital Resources
-------------------------------

     Our  primary  source of  liquidity  is our cash flow  from  operations.  We
maintain   significant  cash,  cash  equivalents,   marketable   securities  and
short-term investments, amounting to $3.1 billion at June 30, 2001.

     We have used all of the $750 million authorized in October 2000 for share repurchases. An additional $1.3 billion was authorized for share repurchases in May 2001, of which $1.185 billion was still available as of June 30, 2001.

     We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.321 billion was outstanding under these programs as of June 30, 2001, of which $1.0 billion has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis under our revolving credit facilities. The average interest rate on the amount outstanding at June 30, 2001 was 3.93%. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at June 30, 2001.

     We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring on April 25, 2002 and the other expiring on April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of June 30, 2001.

     We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At June 30, 2001, $264 million was available under this program. The 500 million Pound Sterling denominated bonds which are outstanding (recorded at $708 million at June 30, 2001), were issued in February 2001 and bear interest at a stated rate of 5.50%.

     We have a shelf  registration  statement  under  which  we may  issue  debt securities in the U.S. of up to $2.0 billion. There was approximately $868 million issued under this shelf registration statement at June 30, 2001, including $322 million in notes issued under the UPS Notes program. These notes have various terms and maturities, all with fixed interest rates. Also during 2001, we issued $89 million in floating rate senior notes due December 2050, and $52 million in floating rate senior notes due June 2051, both of which bear interest at one-month LIBOR less 45 basis points.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     On August 9, 1999, the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company that had reinsured excess value package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The Court held that for the 1984 tax year we were liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million. On June 21, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court's decision. The case has been remanded to the Tax Court to consider alternative arguments raised by the parties, but the IRS has requested that the Eleventh Circuit reconsider its reversal in an en banc proceeding. At this time, it is not known whether the IRS request will be granted and, if the case is ultimately remanded what the outcome of the remanded proceedings will be. The IRS has taken similar positions to that advanced in the Tax Court for tax years subsequent to 1984. Tax years 1985 through 1990 currently are docketed in the Tax Court, although no trial date has been set pending resolution of the case that covers the 1984 year. Further, the IRS has issued a report asserting similar positions for the 1991 through 1994 tax years, and we expect the IRS to take similar positions for tax years 1995 through 1999.

     We have been named as a defendant in 24 lawsuits that seek to hold us liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously.

     These actions all developed after the August 9, 1999 Tax Court opinion. As discussed above, on June 21, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court opinion.

     Twenty-two of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. Motions to dismiss these cases are pending in the MDL Proceeding. One case is in the process of being transferred to the MDL Proceeding.

     The ultimate resolution of these cases cannot presently be determined.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     The remaining case is pending in Madison County, Illinois (Triad Industries, Inc. v. UPS). We have entered into a proposed settlement of the Illinois case -- only with respect to Illinois EV shippers -- based in part on our desire to vigorously defend these actions in the single MDL Proceeding. We entered into the proposed settlement shortly before the Eleventh Circuit reversed the Tax Court decision on which these lawsuits are based. While expressly denying any and all liability, the proposed settlement would resolve the Illinois case. This proposed settlement has no impact on the claims pending in the MDL Proceeding regarding shippers in states other than Illinois.

     Confirmation of this proposed settlement is subject to a fairness hearing, currently scheduled for November 2001, and a final court order. If the proposed settlement is approved, we would provide to qualifying settlement class members coupons toward the purchase of specified UPS services and pay attorneys' fees in an amount specified in, and subject to the terms and conditions of, the proposed settlement. The proposed settlement's ultimate cost to us will depend upon a number of factors. We do not believe this proposed settlement will have a material effect on our financial condition, results of operations or liquidity.

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

New Accounting Pronouncements
-----------------------------

     In June 2001, the FASB issued Statement No. 141 "Business Combinations" ("FAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

     Goodwill amortization, which was $18 and $32 million for the three and six months ended June 30, 2001, will cease upon the implementation of FAS 142 on January 1, 2002. In order to complete the transitional assessment of goodwill impairment, we will need to (1) identify reporting units, (2) determine the carrying value of each reporting unit, and (3) determine the fair value of each reporting unit. Due to the extensiveness of the efforts needed to comply with these provisions, it is not practical, at this time, to estimate the impact of adoption of these Statements.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources" and other parts of this report contain "forward-looking" statements about matters that are inherently difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, for example, economic and other conditions in the markets in which we operate, our competitive environment, increases in aviation and motor fuel prices, strikes, work stoppages and slowdowns, governmental regulation, and cyclical and seasonal fluctuations in our operating results. Additional information concerning these risks and uncertainties, and other factors you may wish to consider, are provided in the "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2000 and other documents we file from time to time with the SEC.

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

     Our market risks, hedging strategies, and financial instrument positions at June 30, 2001 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000. However, during the first six months of 2001, we issued 500 million of Pound Sterling denominated bonds (recorded at $708 million at June 30, 2001), at a fixed 5.50% interest rate. We issued a total of $322 million of fixed rate notes with various maturities under our UPS Notes program. By utilizing interest rate swaps designated as fair value hedges of the related fixed rate debt, all of these fixed rate notes were effectively converted to floating interest rates. In addition, we completed two floating rate senior note issuances in the amounts of $89 million and $52 million, both of which bear interest at one month LIBOR less 45 basis points.

     The total fair value of our derivative financial instruments, including derivatives added during the first six months of 2001, increased from an asset of $137 million at December 31, 2000 to an asset of $139 million at June 30, 2001. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis" on pages 29 and 30 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We have been named as a defendant in 24 lawsuits that seek to hold us liable for the collection of premiums for excess value package insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive. We believe the allegations in these cases have no merit and intend to continue to defend them vigorously.

     These actions all developed after the August 9, 1999 Tax Court opinion. As discussed above, on June 21, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

     Twenty-two of these cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. Motions to dismiss these cases are pending in the MDL Proceeding. One case is in the process of being transferred to the MDL Proceeding.

     The ultimate resolution of these cases cannot presently be determined.

     The remaining case is pending in Madison County, Illinois (Triad Industries, Inc. v. UPS). We have entered into a proposed settlement of the Illinois case -- only with respect to Illinois EV shippers -- based in part on our desire to vigorously defend these actions in the single MDL Proceeding, and shortly before the Eleventh Circuit Court of Appeals reversed the Tax Court decision on which these lawsuits are based. While expressly denying any and all liability, the proposed settlement would resolve the Illinois case. This proposed settlement has no impact on the claims pending in the MDL Proceeding regarding shippers in states other than Illinois.

     Confirmation of this proposed settlement is subject to a fairness hearing, currently scheduled for November 2001, and a final court order. If the proposed settlement is approved, we would provide to qualifying settlement class members coupons toward the purchase of specified UPS services and pay attorneys' fees in an amount specified in, and subject to the terms and conditions of, the proposed settlement. The proposed settlement's ultimate cost to us will depend upon a number of factors. We do not believe this proposed settlement will have a material effect on our financial condition, results of operations or liquidity.

Item 4. - Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareowners was held on May 17, 2001.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

     1. The results of the voting by the shareowners for directors are presented below.

         Director                                                   Percent of
                                           Number of Votes         Total Voting

         William H. Brown, III       For           5,120,863,549        98.41%
                                     Withheld         82,759,835         1.59%
         Calvin Darden               For           5,085,951,949        97.74%
                                     Withheld        117,671,435         2.26%
         Michael L. Eskew            For           5,164,670,526        99.25%
                                     Withheld         38,952,858         0.75%
         James P. Kelly              For           5,158,183,929        99.13%
                                     Withheld         45,439,455         0.87%
         Ann M. Livermore            For           5,148,831,208        98.95%
                                     Withheld         54,792,176         1.05%
         Gary E. MacDougal           For           5,133,769,946        98.66%
                                     Withheld         69,853,438         1.34%
         Joseph R. Moderow           For           5,158,503,437        99.13%
                                     Withheld         45,119,947         0.87%
         Kent C. Nelson              For           5,055,311,416        97.15%
                                     Withheld        148,311,968         2.85%
         Victor A. Pelson            For           5,145,987,590        98.89%
                                     Withheld         57,635,794         1.11%
         Lea N. Soupata              For           4,941,956,742        94.97%
                                     Withheld        261,666,642         5.03%
         Robert M. Teeter            For           5,137,830,168        98.74%
                                     Withheld         65,793,216         1.26%
         John W. Thompson            For           5,152,327,908        99.01%
                                     Withheld         51,295,476         0.99%
         Thomas H. Weidemeyer        For           5,152,541,262        99.02%
                                     Withheld         51,081,122         0.98%

     2. The proposal and the results of the voting by the shareowners for ratification of our appointment of independent auditors are presented below.

                                                                     Percent of
                                                                       Total
                                                 Number of Votes       Voting

To ratify the appointment of Deloitte &
Touche LLP, independent auditors, as         For       5,126,804,263   98.52%
auditors of UPS and its subsidiaries for     Against      59,802,342    1.15%
the year ending December 31, 2001            Abstain      17,016,779    0.33%


     3. The proposal and the results of the voting by the shareowners for the approval of the Discounted Employee Stock Purchase Plan are presented below.

                                                                     Percent of
                                                                       Total
                                                 Number of Votes       Voting

To approve the United Parcel Service, Inc.
Discounted Employee Stock Purchase Plan.     For      4,947,557,496    95.08%
                                             Against    196,170,063     3.77%
                                             Abstain     59,895,825     1.15%

Item 6. Exhibits and Reports on Form 8-K

A)   Exhibits:   none

B)   Reports on Form 8-K:

     The Company filed a Form 8-K Current Report on June 26, 2001 (Date of Earliest Event Reported: June 21, 2001), reporting a decision of the Eleventh Circuit with respect to pending litigation involving UPS.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          UNITED PARCEL SERVICE, INC.
                                                (Registrant)




Date:   August 14, 2001             By:   /S/ D. Scott Davis
                                          D. Scott Davis
                                          Senior Vice President,
                                          Treasurer and
                                          Chief Financial Officer