Form 10-Q
period 2001-09-30
UNITED PARCEL SERVICE INC
filed 2001-11-14
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
                    For the Quarter Ended September 30, 2001


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


YES   X       NO
    --------     -------


                    Class A and B Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)


                   778,612,728 Class A shares, 335,820,361 Class B shares
--------------------------------------------------------------------------------
                       Outstanding as of November 8, 2001

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              September 30, 2001 (unaudited) and December 31, 2000
                (In millions except share and per share amounts)

                                                      September 30, December 31,
Assets                                                    2001          2000
                                                       ----------    ----------
Current Assets:
    Cash & cash equivalents                              $ 1,303         $ 879
    Marketable securities & short-term investments         1,191         1,073
    Accounts receivable                                    4,549         4,140
    Other current assets                                     641         1,032
                                                       ----------    ----------
        Total Current Assets                               7,684         7,124
Property, Plant & Equipment - at cost, net of accumulated
      depreciation & amortization of $10,449 in 2001 and
      $9,665 in 2000                                      13,401        12,329
Prepaid pension costs                                      1,835         1,593
Other assets                                               1,699           616
                                                       ----------    ----------
                                                         $24,619      $ 21,662
                                                       ==========    ==========
Liabilities & Shareowners' Equity
Current Liabilities:
    Commercial paper                                       $ 612         $ 366
    Accounts payable                                       1,970         1,674
    Accrued wages & withholdings                           1,793         1,134
    Income taxes payable                                     698           132
    Current maturities of long-term debt                      70           257
    Other current liabilities                                901           938
                                                       ----------    ----------
        Total Current Liabilities                          6,044         4,501
                                                       ----------    ----------
Long-Term Debt                                             4,233         2,981
                                                       ----------    ----------
Accumulated Postretirement Benefit Obligation, Net         1,133         1,049
                                                       ----------    ----------
Deferred Taxes, Credits & Other Liabilities                3,504         3,396
                                                       ----------    ----------
Shareowners' Equity:
    Preferred stock, no par value, authorized 200,000,000
      shares, none issued                                      -             -
    Class A common stock, par value $.01 per share,
      authorized 4,600,000,000 shares, issued
      799,187,156 and 935,873,745 in 2001 and 2000             8             9
    Class B common stock, par value $.01 per share,
      authorized 5,600,000,000 shares, issued
      319,565,781 and 198,819,384 in 2001 and 2000             3             2
    Additional paid-in capital                                 -           267
    Retained earnings                                      9,982         9,684
    Accumulated other comprehensive loss                    (288)         (227)
    Deferred compensation arrangements                        47             -
                                                       ----------    ----------
                                                           9,752         9,735
    Less: Treasury stock, at cost (820,305 and 0 shares
      in 2001 and 2000)                                      (47)            -
                                                       ----------    ----------
                                                           9,705         9,735
                                                       ----------    ----------
                                                         $24,619      $ 21,662
                                                       ==========    ==========

            See notes to unaudited consolidated financial statements.


                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
             Three and Nine Months Ended September 30, 2001 and 2000
                     (In millions except per share amounts)
                                   (unaudited)

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                         --------------------    ----------------------
                                           2001       2000          2001        2000
                                         --------  ---------     ---------- -----------

Revenue                                    $7,481     $7,367        $22,557     $21,871
                                         ---------  ---------     ---------- -----------

Operating Expenses:
    Compensation and benefits               4,306      4,072         12,826      12,189
    Other                                   2,232      2,154          6,803       6,313
                                         ---------  ---------     ---------- -----------
                                            6,538      6,226         19,629      18,502
                                         ---------  ---------     ---------- -----------
Operating Profit                              943      1,141          2,928       3,369
                                         ---------  ---------     ---------- -----------

Other Income and (Expense):
    Investment income                          34         71            126         473
    Interest expense                          (45)       (41)          (136)       (158)
                                         ---------  ---------     ---------- -----------
                                              (11)        30            (10)        315
                                         ---------  ---------     ---------- -----------

Income Before Income Taxes And
    Cumulative Effect of Change
    In Accounting Principle                   932      1,171          2,918       3,684

Income Taxes                                  364        469          1,138       1,474
                                         ---------  ---------     ---------- -----------

Income Before Cumulative Effect
    of Change In Accounting Principle         568        702          1,780       2,210

Cumulative Effect of Change In
    The Method Of Accounting For
    Derivatives, Net of Taxes                   -          -            (26)          -
                                         ---------  ---------     ---------- -----------

Net Income                                   $568       $702        $ 1,754     $ 2,210
                                         =========  =========     ========== ===========

Basic Earnings Per Share Before
    Cumulative Effect Of Change
    In Accounting Principle                $ 0.50     $ 0.62          $1.58       $1.91
                                         =========  =========     ========== ===========

Basic Earnings Per Share                   $ 0.50     $ 0.62          $1.56       $1.91
                                         =========  =========     ========== ===========

Diluted Earnings Per Share Before
    Cumulative Effect Of Change
    In Accounting Principle                $ 0.50     $ 0.60          $1.55       $1.87
                                         =========  =========     ========== ===========

Diluted Earnings Per Share                 $ 0.50     $ 0.60          $1.53       $1.87
                                         =========  =========     ========== ===========

            See notes to unaudited consolidated financial statements.


                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                      Nine Months Ended September 30, 2001
                     (In millions except per share amounts)
                                   (unaudited)


                                Class A       Class B                          Accumulated               Treasury Stock,
                              Common Stock  Common Stock  Additional             Other        Deferred      At Cost        Total
                              ------------  ------------   Paid-In   Retained Comprehensive Compensation -------------  Shareowners'
                              Shares Amount Shares Amount  Capital   Earnings     Loss      Arrangements Shares Amount     Equity
                              ------ ------ ------ ------ ---------- -------- ------------- ------------ ------ ------  ------------
Balance, January 1, 2001        936   $ 9    199    $ 2    $ 267      $ 9,684  $ (227)            $ -       -      $ -      $9,735
   Comprehensive income:
     Net income                   -     -      -      -        -        1,754       -               -       -        -       1,754
     Foreign currency
       adjustments                -     -      -      -        -            -      (7)              -       -        -          (7)
     Unrealized loss on
       marketable securities      -     -      -      -        -            -     (22)              -       -        -         (22)
     Unrealized loss on
       cash flow hedges           -     -      -      -        -            -     (32)              -       -        -         (32)
                                                                                                                           ---------
   Comprehensive income                                                                                                      1,693
                                                                                                                           ---------
   Dividends ($0.57 per share)    -     -      -      -        -         (644)      -               -       -        -        (644)
   Stock award plans              5     -      -      -       77            -       -               -       -        -          77
   Common stock issuances         1     -      -      -       50            -       -               -       -        -          50
   Common stock issuances for
     acquisitions                 -     -      9      -      510            -       -               -       -        -         510
   Common stock purchases       (22)    -     (9)     -     (904)        (812)      -               -       -        -      (1,716)
   Common stock held for
     deferred compensation
     arrangements                 -     -      -      -        -            -       -              47      (1)     (47)          -
   Conversion of Class A Common
     Stock to Class B Common
     Stock                     (121)   (1)   121      1        -            -       -               -       -        -           -
                              ------  ----   ----  ----- --------      -------  ------       ---------   ----- --------    ---------
Balance, September 30, 2001     799   $ 8    320    $ 3      $ -       $ 9,982 $ (288)           $ 47      (1)   $ (47)     $9,705
                              ======  ====   ====  ===== ========      ======= =======       =========   ===== ========    =========

            See notes to unaudited consolidated financial statements.


                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                  (In millions)
                                   (unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           -------------------
                                                                             2001       2000
                                                                           --------   --------
Cash flows from operating activities:
    Net income                                                              $1,754     $2,210
      Adjustments to reconcile net income
         to net cash from operating activities:
           Depreciation and amortization                                     1,017        864
           Postretirement benefits                                              84         59
           Deferred taxes, credits, and other                                  178        (12)
           Stock award plans                                                   386        415
           Gain on exchange of investments and sale of business                  -       (263)
           Changes in assets and liabilities, net of effect of acquisitions:
                Accounts receivable                                            107       (180)
                Other current assets                                           352        245
                Prepaid pension costs                                         (241)      (677)
                Accounts payable                                              (249)        91
                Accrued wages and withholdings                                 319        368
                Dividends payable                                             (192)      (361)
                Tax assessment                                                   -       (311)
                Income taxes payable                                           641        481
                Other current liabilities                                      (47)        85
                                                                           --------   --------
      Net cash from operating activities                                     4,109      3,014
                                                                           --------   --------

Cash flows from investing activities:
    Capital expenditures                                                    (1,931)    (1,236)
    Disposals of property, plant and equipment                                  80        204
    Purchases of marketable securities and short-term investments           (2,775)    (3,423)
    Sales and maturities of marketable securities and short-term investments 2,666      3,806
    Construction funds in escrow                                                21         59
    Payments for acquisitions, net of cash acquired                           (433)      (131)
    Other asset payments                                                       (94)       (80)
                                                                           --------   --------
      Net cash (used in) investing activities                               (2,466)      (801)
                                                                           --------   --------

Cash flows from financing activities:
    Proceeds from borrowings                                                 1,845      1,594
    Repayments of borrowings                                                  (854)      (793)
    Purchases of common stock via tender                                         -     (4,070)
    Other purchases of common stock                                         (1,716)      (813)
    Issuances of common stock pursuant to stock awards and employee
      stock purchase plans                                                     208         70
    Dividends                                                                 (644)      (594)
    Other transactions                                                         (69)      (118)
                                                                          --------   --------
      Net cash (used in) financing activities                               (1,230)    (4,724)
                                                                          --------   --------

Effect of exchange rate changes on cash                                         11        (23)
                                                                          --------   --------

Net increase (decrease) in cash and cash equivalents                           424     (2,534)
Cash and cash equivalents:
    Beginning of period                                                        879      4,204
                                                                          --------   --------
    End of period                                                           $1,303     $1,670
                                                                          ========   ========
Cash paid during the period for:
    Interest (net of amount capitalized)                                      $ 93       $194
                                                                          ========   ========
    Income taxes                                                              $264       $905
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

2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                         -----------------------  -----------------------
                                            2001          2000       2001          2000
                                         ---------     ---------  ----------    ---------
Numerator:
    Numerator for basic and diluted
      earnings per share -
         Net income                          $568         $ 702      $1,754       $2,210
                                         =========     =========  ==========    =========
Denominator:
    Weighted-average shares                 1,125         1,140       1,126        1,158
    Deferred compensation arrangements          1             -           1            -
                                         ---------     ---------  ----------    ---------

Denominator for basic earnings
    per share                               1,126         1,140       1,127        1,158
                                         =========     =========  ==========    =========

Effect of dilutive securities:
    Contingent shares -
      Management incentive awards               8             9           6            6
      Stock option plans                       12            15          13           17
                                         ---------     ---------  ----------    ---------

Denominator for diluted earnings
    per share                               1,146         1,164       1,146        1,181
                                         =========     =========  ==========    =========

Basic Earnings Per Share                   $ 0.50         $0.62      $ 1.56       $ 1.91
                                         =========     =========  ==========    =========

Diluted Earnings Per Share                 $ 0.50         $0.60      $ 1.53       $ 1.87
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

     On June 21, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court's decision. On September 13, 2001, the Eleventh Circuit denied the IRS's petition to have the appeal reheard en banc. The IRS has 90 days from that denial, until December 12, 2001, in which to petition the U.S. Supreme Court for a writ of certiorari, unless it seeks and is granted an extension of that deadline. The case has been remanded to the Tax Court to consider alternative arguments raised by the parties. We do not know whether the IRS will seek Supreme Court review, or what the outcome of the remanded proceedings in the Tax Court will be.

     The IRS has taken similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984. Tax years 1985 through 1990 currently are docketed in the Tax Court, although no trial date has been set pending resolution of the case that covers the 1984 year. Further, the IRS has issued a report asserting similar positions for the 1991 through 1994 tax years, and we expect the IRS to take similar positions for tax years 1995 through 1999. Based on the Tax Court decision, we currently estimate that our total after-tax exposure for tax years 1984 through 1999 could be as high as $2.353 billion.

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

     We determined the size of our reserve with respect to these matters in accordance with accounting principles generally accepted in the United States of America based on our estimate of our most likely liability based on the Tax Court decision. In making this determination, we concluded that, based on the Tax Court decision, it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million. Since the IRS could request review by the Supreme Court and the outcome of remanded proceedings in the Tax Court is uncertain, we currently do not know what impact the Eleventh Circuit decision ultimately will have on our previously recorded reserve for this matter.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Further, again as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately be determined to be due to the IRS, on August 31, 1999, we paid $1.349 billion, and on August 8, 2000, we paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the excess value package insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years. These amounts will remain with the IRS pending further proceedings.

     The excess value program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

     The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $16 million in additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through September 30, 2001 could aggregate up to approximately $475 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2000. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe the eventual resolution of these issues will not result in a material adverse effect on our financial condition, results of operations or liquidity.

     We have been named as a defendant in twenty-five lawsuits that seek to hold us liable for the collection of premiums for excess value ("EV") package insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     These actions all developed after the August 9, 1999 Tax Court decision. As discussed above, on June 21, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

     Twenty-three of these twenty-five cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. Motions to dismiss these cases are pending, as are motions to remand several of these cases to state court. One of the two remaining cases was filed on September 28, 2001 in state court in Ohio. We have removed it to federal court and are seeking to have it consolidated into the MDL Proceeding.

     We believe that the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these cases cannot presently be determined.

     The other remaining unconsolidated case is pending in state court in Madison County, Illinois (Triad Industries, Inc. v. UPS). We have entered into a proposed settlement of this case -- only with respect to Illinois EV shippers -- based in part on our desire to vigorously defend these actions in the single MDL Proceeding. We entered into the proposed settlement shortly before the Eleventh Circuit reversed the Tax Court decision on which these lawsuits are based. While expressly denying any and all liability, the proposed settlement would resolve the Illinois case. This proposed settlement has no impact on the claims pending in the MDL Proceeding regarding EV purchases relating to shipments from states other than Illinois.

     Confirmation of this proposed settlement is subject to a fairness hearing, currently scheduled for November 2001, and a final court order. If the proposed settlement is approved, we would provide qualifying settlement class members with coupons toward the purchase of specified UPS services, and pay attorneys' fees in an amount specified in, and subject to the terms and conditions of, the proposed settlement. The proposed settlement's ultimate cost to us will depend upon a number of factors. We do not believe that this proposed settlement will have a material adverse effect on our financial condition, results of operations or liquidity.

     In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not result in a material adverse effect on our financial condition, results of operations or liquidity.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5. We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are divided into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic region. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S. Non-package operations, which primarily includes the UPS Logistics Group and the Forwarding and Brokerage Services unit, are distinct from package operations and are thus managed and reported separately.

     Segment information for the three and nine months ended September 30, is as follows (in millions):

                            Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                           ----------------------   -----------------------
                             2001        2000         2001         2000
                           ----------  ----------   ----------  -----------
Revenue:
    U.S. domestic package     $5,806      $5,928      $17,763      $17,659
    International package      1,012       1,005        3,136        3,003
    Non-package                  663         434        1,658        1,209
                           ----------  ----------   ----------  -----------
      Consolidated            $7,481      $7,367      $22,557      $21,871
                           ==========  ==========   ==========  ===========

Operating profit (loss):
    U.S. domestic package       $895      $1,031      $ 2,706      $ 2,938
    International package         (4)         52           59          184
    Non-package                   52          58          163          247
                           ----------  ----------   ----------  -----------
      Consolidated              $943      $1,141      $ 2,928      $ 3,369
                           ==========  ==========   ==========  ===========

     Forwarding and Brokerage Services revenues are recorded in the non-package operating segment net of certain third party transportation costs, which totaled $196 and $277 million for the three and nine months ending September 30, 2001.

     Non-package operating profit included $27 and $25 million for the three months ended September 30, 2001 and 2000, respectively, and $83 and $82 million for the nine months ended September 30, 2001 and 2000, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit included in the U.S. domestic package segment.
Non-package operating profit also included a $49 million gain for the nine months ended September 30, 2000 from our sale of UPS Truck Leasing.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6. The major components of other operating expenses for the three and nine months ended September 30, are as follows (in millions):

                                    Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
                                  ------------------------     ------------------------
                                     2001          2000           2001          2000
                                  ---------     ----------     ---------     ----------
Repairs and maintenance               $258           $246          $781           $726
Depreciation and amortization          361            294         1,017            864
Purchased transportation               464            478         1,429          1,378
Fuel                                   260            224           751            672
Other occupancy                        120             99           382            297
Other expenses                         769            813         2,443          2,376
                                  ---------     ----------     ---------     ----------
    Consolidated                    $2,232         $2,154        $6,803         $6,313
                                  =========     ==========     =========     ==========

     Other  expenses for the three months and nine months  ended  September  30,
2001  include  a  credit  of  $37  million  for   compensation   under  the  Air
Transportation Safety and System Stabilization Act (see Note 9).

7. On April 30, 2001, we acquired substantially all of the assets of Mail Boxes Etc. ("MBE") in a cash transaction valued at approximately $185 million. MBE is the world's largest franchisor of independently owned and operated business, communication, and shipping centers worldwide. The acquisition was accounted for as a purchase. MBE's revenues are included in the non-package segment from the date of acquisition.

     On May 24, 2001, we completed our acquisition of Fritz Companies, Inc. ("Fritz") in a transaction valued at approximately $463 million (excluding assumed liabilities). Fritz is a freight forwarding, customs brokerage and logistics concern. In the acquisition, which we accounted for as a purchase, we exchanged 7.4 million shares of UPS class B common stock for all of the outstanding common shares of Fritz. Each outstanding and unexercised stock option granted by Fritz was converted into an option to purchase UPS class A common stock based upon the agreed-upon exchange ratio. Fritz's revenues are included in the non-package segment and constitute a substantial portion of our Forwarding and Brokerage Services unit as discussed in Note 5.

     On August 7, 2001, we completed our acquisition of First International Bancorp, Inc. ("First International") in a transaction valued at $59 million (excluding assumed liabilities), with an additional $8 million held in escrow pending the outcome of certain contingencies. First International offers a variety of structured trade finance, commercial and government-backed lending products. First International is owned by UPS Capital Corporation, the finance subsidiary of UPS. In the acquisition, which we accounted for as a purchase, we exchanged 1.1 million shares (including shares held in escrow) of UPS class B common stock for all of the outstanding shares of First International. In addition, we issued options to purchase shares of UPS Class A common stock in substitution for options issued by First International pursuant to its stock

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

option plans and other agreements. In conjunction with the transaction, we repaid $273 million in deposits previously held by First International. First International's revenues are included in the non-package segment.

     In addition, we completed nine other acquisitions during the first nine months of 2001. These nine transactions, which were accounted for using the purchase method of accounting, were completed through the payment of cash and issuance of notes payable. The aggregate cash paid for these transactions was $248 million.

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

     At January 1, 2001, our financial statements were adjusted to record a cumulative effect of adopting this accounting pronouncement, as follows:

(in millions)
                                                     Earnings       OCI
                                                     ---------    ---------
Adjustment to fair value of derivatives (a)              $(42)        $ 37
Income tax effects                                         16          (14)
                                                     ---------    ---------
Total                                                     (26)          23
                                                     =========    =========

Effect on diluted earnings per share for
  nine months ended September 30, 2001                 $(0.02)
                                                     =========

(a) For earnings effect, amount shown is net of adjustment to hedged items.

                  UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     The cumulative effect on earnings was primarily comprised of marking to market the time value of option contracts used in commodity and foreign currency hedging. This accounting change did not involve cash, and we believe that it will not have a material adverse effect on our financial condition, results of operations or liquidity.

     The cumulative effect on OCI was primarily attributable to marking to market swap contracts used as hedges of anticipated foreign currency cash flows and anticipated purchases of energy products.

9. On September 11, 2001, the United States was the target of severe terrorist attacks that resulted in a significant loss of life and property, and caused major disruptions in business activities and in the overall U.S. economy. In response to those terrorist attacks, the FAA issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Due to this order, all domestic UPS aircraft were grounded, and international flights into the United States were diverted, on September 11th and 12th. During this time, we were able to transport many of our express shipments through our extensive ground network until the FAA order was lifted and our air operations resumed on the evening of September 13th. Due to the economic disruption caused by these events, we sustained significant declines in our U.S. origin package volume during the weeks following the attacks.

     On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. The Act, among other things, provides for the following: (1) $5 billion in compensation for direct losses incurred as a result of the federal ground stop order, and for incremental losses incurred through December 31 as a result of the attacks, (2) $10 billion in federal loan guarantees and credits, (3) expanded war risk insurance coverage for air carriers, and (4) government assistance for short-term increases in insurance premiums. We have submitted a claim for compensation to the Department of Transportation and recognized a pre-tax amount of $37 million related to this reimbursement as a credit to other operating expenses (see Note 6) in our third quarter income statement under the provisions of EITF 01-10 "Accounting for the Impact of Terrorist Attacks of September 11, 2001". We cannot be assured of the timing or amount of any additional payments we may be entitled to receive under the Act.

10. Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

     The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                      Three Months Ended
                                        September 30,               Change
                                      -------------------     ------------------
                                        2001       2000           $         %
                                      --------   --------     ---------  -------
Revenue (in millions):
    U.S. domestic package:
      Next Day Air                     $1,310     $1,420        $ (110)   (7.7)%
      Deferred                            664        690           (26)   (3.8)
      Ground                            3,832      3,818            14     0.4
                                      --------   --------     ---------
    Total U.S. domestic package         5,806      5,928          (122)   (2.1)
    International package:
      Domestic                            213        218            (5)   (2.3)
      Export                              696        693             3     0.4
      Cargo                               103         94             9     9.6
                                      --------   --------     ---------
    Total International package         1,012      1,005             7     0.7
    Non-package:
      UPS Logistics Group                 344        268            76    28.4
      Forwarding and Brokerage Services   168         23           145   630.4
      Other                               151        143             8     5.6
                                      --------   --------     ---------
    Total Non-package                     663        434           229    52.8
                                      --------   --------     ---------
      Consolidated                     $7,481     $7,367          $114     1.5 %
                                      ========   ========     =========

Average Daily Package Volume
    (in thousands):                                              #
                                                              ---------
    U.S. domestic package:
      Next Day Air                      1,074      1,130           (56)   (5.0)%
      Deferred                            822        845           (23)   (2.7)
      Ground                           10,009     10,345          (336)   (3.2)
                                      --------   --------     ---------
    Total U.S. domestic package        11,905     12,320          (415)   (3.4)
    International package:
      Domestic                            771        770             1     0.1
      Export                              394        366            28     7.7
                                      --------   --------     ---------
    Total International package         1,165      1,136            29     2.6
                                      --------   --------     ---------
      Consolidated                     13,070     13,456          (386)   (2.9)%
                                      ========   ========     =========

    Operating days in period               63         63
Average Revenue Per Piece:                                       $
                                                              ---------
    U.S. domestic package:
      Next Day Air                     $19.36     $19.95        $(0.59)   (3.0)%
      Deferred                          12.82      12.96         (0.14)   (1.1)
      Ground                             6.08       5.86          0.22     3.8
    Total U.S. domestic package          7.74       7.64          0.10     1.3
    International:
      Domestic                           4.39       4.49         (0.10)   (2.2)
      Export                            28.04      30.05         (2.01)   (6.7)
    Total International package         12.39      12.73         (0.34)   (2.7)
      Consolidated                     $ 8.16     $ 8.07        $ 0.09     1.1 %
                                      ========   ========     =========

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     On September 11, 2001, the United States was the target of severe terrorist attacks that resulted in a significant loss of life and property, and caused major disruptions in business activities and in the overall U.S. economy. In response to those terrorist attacks, the FAA issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Due to this order, all domestic UPS aircraft were grounded, and international flights into the United States were diverted, on September 11th and 12th. During this time, we were able to transport many of our express shipments through our extensive ground network until the FAA order was lifted and our air operations resumed on the evening of September 13th. Due to the economic disruption caused by these events, we sustained significant declines in our U.S. origin package volume during the weeks following the attacks.

     The combined effects of the continued weakness of the U.S. economy and the events of September 11th resulted in a 2.1% decrease in U.S. domestic package operations revenue from the prior year. This decrease was driven by a 3.4% decline in average daily volume, offset by a 1.3% increase in average revenue per piece.

     International package revenue was up slightly over the prior year. We continued to produce volume growth for our export products, up 7.7%, which was offset by a decline in the revenue per piece for these products. We also experienced an increase in cargo revenue associated with our acquisition of Challenge Air in 2000.

     The increase in non-package revenue of almost 53% resulted primarily from the impact of acquisitions within both our UPS Logistics Group and Forwarding and Brokerage Services units. Growth in our UPS Logistics Group was led by our supply chain management and service parts logistics offerings, while our Fritz acquisition accounted for the majority of the increase in the Forwarding and Brokerage Services unit.

     Operating expenses increased by $312 million, or 5.0%. The $234 million increase in compensation and benefits expenses was driven significantly by growth in the non-package segment including recent acquisitions. Other operating expenses increased $78 million due largely to higher fuel costs, increases in depreciation and amortization expenses, and growth in the non-package segment. Other operating expenses include a credit of $37 million for compensation under the Air Transportation Safety and System Stabilization Act. Excluding our non-package segment, other operating expenses increased less than 1% due to significant cost containment efforts throughout our organization.

     Our operating margin decreased from 15.5% during the third quarter of 2000 to 12.6% during the third quarter of 2001. The decrease resulted in part from the decline in our revenue growth rate, which in turn reflects the combined effects of the continued weakness of the U.S. economy and the events of September 11th.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     The following table sets forth information showing the change in operating profit (loss), both in dollars (in millions) and in percentage terms:

                                     Three Months Ended
          Operating Segment             September 30,           Change
          -----------------        ---------------------- --------------------
                                      2001         2000       $          %
                                   ---------    --------- ---------  ---------
U.S. domestic package                   $895       $1,031     $(136)     (13.2)%
International package                     (4)          52       (56)    (107.7)
Non-package                               52           58        (6)     (10.3)
                                   ---------    --------- ---------
    Consolidated Operating Profit       $943       $1,141     $(198)     (17.4)%
                                   =========    ========= =========

     U.S. domestic package operating profit decreased $136 million due to the continued weakness of the U.S. economy and the events of September 11th. As discussed in Note 9, we recorded a credit to expense related to the Air Transportation Safety and System Stabilization Act, which benefited this segment by $14 million.

     Our international package operations posted a loss for the quarter, which is the first quarterly loss we have incurred in the past three years. Consistent with the results reported previously, this loss was primarily due to below plan revenues, including cargo, matched with increased expenses, particularly those expenses associated with aircraft used in this segment (maintenance, rental and fuel). This segment was also impacted by the events of September 11th, and operating losses were offset by a $23 million credit to expense for this segment related to the Air Transportation Safety and System Stabilization Act as discussed in Note 9.

     The decrease in non-package operating profit is consistent with the second quarter and is due primarily to integration costs and goodwill amortization associated with our more recent acquisitions.

     Net income of $568 million for the third quarter of 2001 decreased by $134 million from the third quarter of 2000 primarily due to reduced operating profit and lower investment income. Corresponding diluted earnings per share decreased from $0.60 in 2000 to $0.50 in 2001.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

      The following table sets forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars and in percentage terms:

                                       Nine Months Ended
                                         September 30,           Change
                                      --------------------  -----------------
                                        2001      2000         $        %
                                      --------- ----------  --------  -------
Revenue (in millions):
    U.S. domestic package:
      Next Day Air                     $ 4,076    $ 4,213    $ (137)    (3.3)%
      Deferred                           2,091      2,074        17      0.8
      Ground                            11,596     11,372       224      2.0
                                      --------- ----------  --------
    Total U.S. domestic package         17,763     17,659       104      0.6
    International package:
      Domestic                             665        673        (8)    (1.2)
      Export                             2,173      2,082        91      4.4
      Cargo                                298        248        50     20.2
                                      --------- ----------  --------
    Total International package          3,136      3,003       133      4.4
    Non-package:
      UPS Logistics Group                  956        696       260     37.4
      Forwarding and Brokerage Services    271         71       200    281.7
      Other                                431        442       (11)    (2.5)
                                      --------- ----------  --------
    Total Non-package                    1,658      1,209       449     37.1
                                      --------- ----------  --------
      Consolidated                     $22,557    $21,871      $686      3.1 %
                                      ========= ==========  ========

Average Daily Package Volume
    (in thousands):                                            #
                                                            --------
    U.S. domestic package:
      Next Day Air                       1,097      1,104        (7)    (0.6)%
      Deferred                             861        851        10      1.2
      Ground                            10,067     10,193      (126)    (1.2)
                                      --------- ----------  --------
    Total U.S. domestic package         12,025     12,148      (123)    (1.0)
    International package:
      Domestic                             783        758        25      3.3
      Export                               397        356        41     11.5
                                      --------- ----------  --------
    Total International package          1,180      1,114        66      5.9
                                      --------- ----------  --------
      Consolidated                      13,205     13,262       (57)    (0.4)%
                                      ========= ==========  ========

    Operating days in period               191        192
Average Revenue Per Piece:                                     $
                                                            --------
    U.S. domestic package:
      Next Day Air                     $ 19.45    $ 19.88    $(0.43)    (2.2)%
      Deferred                           12.72      12.69      0.03      0.2
      Ground                              6.03       5.81      0.22      3.8
    Total U.S. domestic package           7.73       7.57      0.16      2.1
    International:
      Domestic                            4.45       4.62     (0.17)    (3.7)
      Export                             28.66      30.46     (1.80)    (5.9)
    Total International package          12.59      12.88     (0.29)    (2.3)
      Consolidated                       $8.17      $8.02    $ 0.15      1.9 %
                                      ========= ==========  ========

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     U.S. domestic package revenue increased slightly primarily due to revenue per piece improvements in our Ground products. Our Deferred Air products also contributed to this increase; however, our Next Day Air revenue was down slightly due to minor declines in both revenue per piece and volume. Our total U.S. domestic average daily volume decreased 1.0%, but still exceeded 12 million packages per day. Also affecting the period comparison was one extra operating day in the first nine months of 2000 compared to the first nine months of 2001. On a per day basis, revenue for this segment was up 1.1%.

     During the first quarter of 2001, we increased rates for standard ground shipments an average of 3.1% for commercial deliveries. The ground residential charge increased $0.05 to $1.05 over the commercial ground rate, with an additional delivery area surcharge of $1.50 added to certain less accessible areas. In addition, we increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 3.7%. The surcharge for UPS Next Day Air Early A.M. increased to $27.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased by 2.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market. In addition, all package rates during the first nine months of 2001 included a 1.25% fuel surcharge that was put in place August 7, 2000.

     The increase in international package revenue was due primarily to volume growth for our export products, offset by a decline in the revenue per piece for these products. This decline in revenue per piece is consistent with previously reported trends and continues to be impacted by currency fluctuations. Overall average daily package volume increased almost 6% for international operations, with our export products increasing at 11.5%. The average revenue increase for this segment on a per day basis was 5.0%.

     The increase in non-package revenue resulted primarily from the impact of acquisitions, particularly Fritz, which is included in our Forwarding and Brokerage Services component, as well as the continued growth of the UPS Logistics Group.

     Operating expenses increased by $1.127 billion, or 6.1%, with compensation and benefits up $637 million and other operating expenses up $490 million. The increase was due to a number of factors (i.e., depreciation/amortization, fuel, and utility costs) and also included growth in the non-package segment. Other operating expenses include a credit of $37 million for compensation under the Air Transportation Safety and System Stabilization Act.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     Our operating margin declined from 15.4% during the first nine months of 2000 to 13.0% during the same period in 2001. This decline continues the trend we began reporting in the fourth quarter of 2000 as the economy began to weaken.

     The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                  Nine Months Ended
          Operating Segment         September 30,                Change
          -----------------     ----------------------     --------------------
                                  2001         2000           $          %
                                ---------    ---------     ---------  ---------
U.S. domestic package             $2,706       $2,938         $(232)      (7.9)%
International package                 59          184          (125)     (67.9)
Non-package                          163          247           (84)     (34.0)
                                ---------    ---------     ---------
  Consolidated Operating Profit   $2,928       $3,369         $(441)     (13.1)%
                                =========    =========     =========

     U.S. domestic package operating profit decreased by $232 million, a significant portion of which, $136 million, occurred in the third quarter as discussed previously.

     The decline in the operating profit of our international package operations resulted primarily from below plan revenues, including cargo, matched with increased expenses, particularly those expenses associated with aircraft used in this segment (maintenance, rental and fuel). This segment was also impacted by the events of September 11th, and operating losses were offset by a $23 million credit to expense for this segment related to the Air Transportation Safety and System Stabilization Act as discussed in Note 9.

     The decrease in non-package operating profit is partially due to the $49 million gain we recognized from the sale of our UPS Truck Leasing subsidiary in the first quarter of 2000. The remaining decrease is due to start-up and integration costs for several subsidiaries that we are developing or have acquired, along with goodwill amortization expense associated with recent acquisitions.

     The decrease in investment income of $347 million for the period is due to two factors relating to the first nine months of last year. First, in the first quarter of 2000, we recognized a $241 million gain on investments held by our Strategic Enterprise Fund in two companies that were acquired by other companies. In addition, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that occurred in early March 2000, and the $1.2 billion in IPO proceeds that were not utilized for the tender offer.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     Net income for the nine months ended September 30, 2001 amounted to $1.754 billion, or $1.53 per diluted share, compared to $2.210 billion, or $1.87 per diluted share, for the same period in the prior year. Our fiscal 2000 results reflect certain non-recurring items, which include the gains on our Strategic Enterprise Fund investments and sale of our Truck Leasing subsidiary (discussed above), offset partially by a charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our fiscal 2001 results reflect a FAS 133 cumulative expense adjustment, net of tax, of $26 million. Excluding these non-recurring transactions for each of these periods, adjusted net income for the nine months ended September 30, 2001 would have been $1.780 billion, a decrease of $291 million from net income of $2.071 billion for the nine months ended September 30, 2000. Adjusted diluted earnings per share decreased from $1.75 in 2000 to $1.55 in 2001.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

Liquidity and Capital Resources
-------------------------------

     Our  primary  source of  liquidity  is our cash flow  from  operations.  We
maintain   significant  cash,  cash  equivalents,   marketable   securities  and
short-term investments, amounting to $2.5 billion at September 30, 2001.

     As part of our continuing share repurchase program, $1.3 billion was authorized for share repurchases in May 2001, of which $459 million was still available as of September 30, 2001.

     We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.612 billion was outstanding under these programs as of September 30, 2001, of which $1.0 billion has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis under our revolving credit facilities. The average interest rate on the amount outstanding at September 30, 2001 was 3.28%. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at September 30, 2001.

     We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring on April 25, 2002 and the other expiring on April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of September 30, 2001.

     We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At September 30, 2001, $264 million was available under this program. The 500 million Pound Sterling denominated bonds which are outstanding (recorded at $737 million at September 30, 2001), were issued in February 2001 and bear interest at a stated rate of 5.50%.

     We have a shelf  registration  statement  under  which  we may  issue  debt securities in the U.S. of up to $2.0 billion. There was approximately $947 million issued under this shelf registration statement at September 30, 2001, including $401 million in notes issued under the UPS Notes program. These notes have various terms and maturities, all with fixed interest rates. Also during 2001, we issued $89 million in floating rate senior notes due December 2050, and $52 million in floating rate senior notes due June 2051, both of which bear interest at one-month LIBOR less 45 basis points.

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

     On June 21, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court's decision. On September 13, 2001, the Eleventh Circuit denied the IRS's petition to have the appeal reheard en banc. The IRS has 90 days from that denial, until December 12, 2001, in which to petition the U.S. Supreme Court for a writ of certiorari, unless it seeks and is granted an extension of that deadline. The case has been remanded to the Tax Court to consider alternative arguments raised by the parties. We do not know whether the IRS will seek Supreme Court review, or what the outcome of the remanded proceedings in the Tax Court will be.

     The IRS has taken similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984. Tax years 1985 through 1990 currently are docketed in the Tax Court, although no trial date has been set pending resolution of the case that covers the 1984 year. Further, the IRS has issued a report asserting similar positions for the 1991 through 1994 tax years, and we expect the IRS to take similar positions for tax years 1995 through 1999.

     We have been named as a defendant in twenty-five lawsuits that seek to hold us liable for the collection of premiums for excess value ("EV") package insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

     These actions all developed after the August 9, 1999 Tax Court decision. As discussed above, on June 21, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

     Twenty-three of these twenty-five cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. Motions to dismiss these cases are pending, as are motions to remand several of these cases to state court. One of the two remaining cases was filed on September 28, 2001 in state court in Ohio. We have removed it to federal court and are seeking to have it consolidated into the MDL Proceeding.

     We believe that the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these cases cannot presently be determined.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     The other remaining unconsolidated case is pending in state court in Madison County, Illinois (Triad Industries, Inc. v. UPS). We have entered into a proposed settlement of this case -- only with respect to Illinois EV shippers -- based in part on our desire to vigorously defend these actions in the single MDL Proceeding. We entered into the proposed settlement shortly before the Eleventh Circuit reversed the Tax Court decision on which these lawsuits are based. While expressly denying any and all liability, the proposed settlement would resolve the Illinois case. This proposed settlement has no impact on the claims pending in the MDL Proceeding regarding EV purchases relating to shipments from states other than Illinois.

     Confirmation of this proposed settlement is subject to a fairness hearing, currently scheduled for November 2001, and a final court order. If the proposed settlement is approved, we would provide qualifying settlement class members with coupons toward the purchase of specified UPS services, and pay attorneys' fees in an amount specified in, and subject to the terms and conditions of, the proposed settlement. The proposed settlement's ultimate cost to us will depend upon a number of factors. We do not believe this proposed settlement will have a material adverse effect on our financial condition, results of operations or liquidity.

     In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe the eventual resolution of these cases will not result in a material adverse effect on our financial condition, results of operations or liquidity.

     Reference is made to Note 4 to the accompanying unaudited consolidated financial statements for more information on each of the preceding matters.

     Due to the events of September 11, 2001 (as described in Note 9), increased security requirements for air carriers may be forthcoming; however, we do not anticipate that such measures will have a material adverse impact on our financial condition, results of operations or liquidity. In addition, we anticipate that our current insurance premiums will rise and we are reviewing a variety of alternatives, including self-insuring certain risks, to mitigate the potential expense increase.

     In November 2001, we announced rate increases, to take effect on January 7, 2002, that are in line with previous rate increases. We increased rates for standard ground shipments an average of 3.5% for commercial deliveries. The ground residential charge increased $0.05 to $1.10 over the commercial ground rate, and this charge will also be applied to express deliveries in 2002. The additional delivery area surcharge added to ground deliveries in certain less accessible areas remained at $1.50, however in 2002 this charge will also be applied to express deliveries to these addresses. Rates for UPS Hundredweight will increase 5.9%. In addition, we increased rates for UPS Next Day Air, UPS

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 4.0%. The surcharge for UPS Next Day Air Early A.M. increased to $28.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market. The temporary fuel surcharge of 1.25% currently remains in effect.

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

     Goodwill amortization, which was $20 and $52 million for the three and nine months ended September 30, 2001, will cease upon the implementation of FAS 142 on January 1, 2002. In order to complete the transitional assessment of goodwill impairment, we will need to (1) identify reporting units, (2) determine the carrying value of each reporting unit, and (3) determine the fair value of each reporting unit. Due to the extensiveness of the efforts needed to comply with these provisions, it is not practical, at this time, to estimate the impact of adoption of these Statements.

     In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which superceded Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves several implementation issues arising from FAS 121. FAS 144 will be effective for UPS in January 2002. We do not anticipate that the effects of adopting FAS 144 will be material to our results of operations or financial condition.

Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (continued)

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources" and other parts of this report contain "forward-looking" statements about matters that are inherently difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, for example, economic and other conditions in the markets in which we operate, long-term regulatory, economic and other effects from the events of September 11, 2001, our competitive environment, increases in aviation and motor fuel prices, strikes, work stoppages and slowdowns, governmental regulation, and cyclical and seasonal fluctuations in our operating results. Additional information concerning these risks and uncertainties, and other factors you may wish to consider, are provided in the "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2000 and other documents we file from time to time with the SEC.

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

     Our market risks, hedging strategies, and financial instrument positions at September 30, 2001 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000. However, during the first nine months of 2001, we issued 500 million of Pound Sterling denominated bonds (recorded at $737 million at September 30, 2001), at a fixed 5.50% interest rate. We issued a total of $401 million of fixed rate notes with various maturities under our UPS Notes program. By utilizing interest rate swaps designated as fair value hedges of the related fixed rate debt, all of these fixed rate notes were effectively converted to floating interest rates. In addition, we completed two floating rate senior note issuances in the amounts of $89 million and $52 million, both of which bear interest at one month LIBOR less 45 basis points.

     The total fair value of our derivative financial instruments, including derivatives added during the first nine months of 2001, decreased from an asset of $137 million at December 31, 2000 to an asset of $134 million at September 30, 2001. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis" on pages 29 and 30 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We have been named as a defendant in twenty-five lawsuits that seek to hold us liable for the collection of premiums for excess value ("EV") package insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

     These actions all developed after the August 9, 1999 Tax Court decision. As discussed above, on June 21, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

     Twenty-three of these twenty-five cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. Motions to dismiss these cases are pending, as are motions to remand several of these cases to state court. One of the two remaining cases was filed on September 28, 2001 in state court in Ohio. We have removed it to federal court and are seeking to have it consolidated into the MDL Proceeding.

     We believe that the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these cases cannot presently be determined.

     The other remaining unconsolidated case is pending in state court in Madison County, Illinois (Triad Industries, Inc. v. UPS). We have entered into a proposed settlement of this case -- only with respect to Illinois EV shippers -- based in part on our desire to vigorously defend these actions in the single MDL Proceeding. We entered into the proposed settlement shortly before the Eleventh Circuit reversed the Tax Court decision on which these lawsuits are based. While expressly denying any and all liability, the proposed settlement would resolve the Illinois case. This proposed settlement has no impact on the claims pending in the MDL Proceeding regarding EV purchases relating to shipments from states other than Illinois.

     Confirmation of this proposed settlement is subject to a fairness hearing, currently scheduled for November 2001, and a final court order. If the proposed settlement is approved, we would provide qualifying settlement class members with coupons toward the purchase of specified UPS services, and pay attorneys' fees in an amount specified in, and subject to the terms and conditions of, the proposed settlement. The proposed settlement's ultimate cost to us will depend upon a number of factors. We do not believe this proposed settlement will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

          A) Exhibits: Second Supplemental Indenture, dated as of September 21, 2001, between United Parcel Service, Inc. (the "Company") and Citibank, N.A., as trustee (the "Trustee"), to the Indenture, dated as of January 26, 1999, between the Company (as successor to United Parcel Service of America, Inc. pursuant to the First Supplemental Indenture dated as of March 27, 2000) and the Trustee.

          B)   Reports on Form 8-K: none

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          UNITED PARCEL SERVICE, INC.
                                          ---------------------------
                                                (Registrant)




Date:   November 14, 2001           By:   /S/ D. Scott Davis
                                          ------------------------
                                          D. Scott Davis
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer