Form 10-K405
period 2001-12-31
UNITED PARCEL SERVICE INC
filed 2002-03-29
CIK 1090727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     As of February 1, 2002, the aggregate market value of the class B common stock held by non-affiliates of the registrant was approximately $21,683,077,233. As of February 1, 2002, non-affiliates held 665,167,890 shares of class A common stock and 381,811,538 shares of class B common stock. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of our class A common stock is convertible into one share of the registrant’s class B common stock.

     As of February 1, 2002, there were 733,125,341 outstanding shares of class A common stock and 382,337,438 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 16, 2002 are incorporated by reference into Part III of this Report.

PART I

Item 1.     Business

Overview

      We are the world’s largest express carrier, the world’s largest package delivery company and a leading global provider of specialized transportation and logistics services. We were founded in 1907 as a private messenger and delivery service in the Seattle, Washington area. Over the past 95 years, we have expanded from a small regional parcel delivery service into a global company. We deliver packages each business day for 1.8 million shipping customers to six million consignees. In 2001, we delivered an average of more than 13.5 million pieces per day worldwide. Total revenue in 2001 was over $30.6 billion. We focus on the movement of goods, information and funds, and we seek to position ourselves as the world’s premier enabler of global commerce.

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

Competitive Strengths

      We have the following competitive strengths:

      Global Reach and Scale. We believe that our integrated global ground and air network is the most extensive in the industry. We operate a ground fleet of more than 150,000 vehicles, ranging from custom-built delivery vehicles to large tractors and trailers, and almost 600 airplanes. In the U.S., we estimate that our integrated door-to-door delivery system carries goods having a value in excess of 6% of the U.S. gross domestic product, and we reach all U.S. businesses and residential addresses. We have invested billions of dollars in information technology, a fleet of airplanes and sorting facilities across our vast global delivery network. Based on the number of jet aircraft operated, we are the ninth largest airline in North America. Our primary air hub is located in Louisville, Kentucky.

      We established our first international operation in Canada in 1975, and we created a domestic operation in West Germany in 1976. In the 1980s and early 1990s, we expanded our operations throughout Europe as the single market created by the European Union drove the need for pan-European delivery services. Today, we have what we believe is the most comprehensive integrated delivery and information services portfolio of any carrier in Europe, and we offer a broad portfolio of time-definite services, ranging from same-day delivery to logistics solutions for total supply chain management.

      In the last decade, we created more than two dozen alliances with Asian delivery companies to supplement company-owned operations, and we currently serve more than 40 Asia Pacific countries and territories. Direct service between the U.S. and China began in April 2001. In April 2002, we plan to open a new intra-Asia hub at Clark Air Force Base in the Philippines to enable future growth in the region.

      We also have operations in Latin America and the Caribbean, and we are positioned to capitalize upon the growth potential in those regions. We are the largest air cargo carrier in Latin America, and we are a leading provider of service parts logistics in Latin America and the Caribbean. In addition, we have formed alliances with a number of service partners in countries throughout our Americas region.

      Technology Systems. We have expanded our reputation as a leading package distribution company by developing an equally strong capability as a mover of electronic information. In 2001, we transmitted about 1.25 billion packets of data via wireless networks, and we currently collect electronic data on about 12.2 million packages each day — more than any of our competitors. As a result, we have improved our efficiency and price competitiveness, and we provide improved customer solutions.

      We have made significant investments in technology over the past decade. In 2001, InfoWorld magazine named UPS among the top 10 of its “InfoWorld 100” ranking for “leveraging the latest technology to bolster business efforts, maximize return on investment, streamline business processes, reduce costs, save resources, improve customer service, and create new streams of revenue.” Computerworld ROI magazine designated UPS as one of the top wireless innovators in 2001 for “successfully employing emerging and rapidly evolving wireless technologies to accomplish strategic business goals in new and innovative ways.” The state-of-the-art technology that we deploy over our network enables us to serve our customers globally in the most efficient ways. This technology provides our customers with total order visibility and improves customer service, receiving, order management and accounting operations. Currently, we process about 87% of our domestic volume using a UPS shipping system or a UPS-compatible shipping system.

      The following are examples of our technology:

•	We built and maintain the world’s largest private DB2 database.

•	We use the “DIAD”, which is the fastest and most complete delivery information hand-held computer used by any delivery company in the world.

•	In selected hubs, we have installed sophisticated, automated sortation systems to improve processing speed and operational efficiency.

•	We offer more on-line service options than any other delivery company, enabling our customers to integrate UPS functionality into their own businesses — not only to conveniently send, manage and track their shipments, but to provide their own customers with better information services.

      E-Commerce Capabilities. We are a leading participant in and facilitator of global e-commerce, which we define as the use of networked computer technology to facilitate the buying and selling of goods and services. According to Forrester Research, by 2004, business-to-business electronic commerce will grow to $6.3 trillion, and online transactions will account for 17% of business trade volume in the U.S. and 18% of world exports. The U.S. Department of Commerce also shows that online retail sales increased over 19% in 2001. We are enabling our customers around the world to thrive in this environment by providing a portfolio of technology solutions that integrate critical transportation information into their business processes.

      We have teamed with companies such as SAP, Oracle and eBay to offer fully integrated web-enabled solutions for our customers. These solutions give our customers, and our partners’ customers, direct access to UPS services and information from within their websites and business applications. This integration allows customers to improve their supply chain efficiency, provide better decision-making information and improve customer service. At the same time, we gain a competitive advantage as the high-value transportation solution.

      We have also expanded access to UPS around the globe through our website, www.ups.com®, our wireless solutions and our innovative set of UPS OnLine® Tools. Our website strategy is to provide our customers with the convenience of all the functions that they otherwise would perform over the phone or at one of our shipping outlets. UPS.com receives over 60 million hits and processes over 5.7 million package tracking transactions daily. Some of those tracking requests are now coming from customers in the 34 countries that have wireless access to UPS tracking information. Businesses in 37 countries can also download our interfaces to UPS transportation functionality, known as UPS OnLine Tools, to their own websites for direct use by their customers. This allows users to access the information they need without leaving our customers’ websites. Two new OnLine Tools introduced in 2001 include UPS Shipping and UPS Signature TrackingTM.

      Broad, Flexible Range of Distribution Services. Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements. All of our air, international and business-to-business ground delivery service offerings are guaranteed.

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

      We focus on building and maintaining long-term customer relationships. We deliver packages each business day for 1.8 million shipping customers to six million consignees. In addition, thousands of other customers access us daily through On Call Air Pickup® for air delivery services, about 47,000 letter drop-boxes, and over 11,000 independently owned authorized shipping outlets.

      We place significant importance on the quality of our customer relationships and conduct comprehensive market research to monitor customer perceptions. Since 1993, we have conducted telephone interviews with shipping decision-makers virtually every business day to determine their satisfaction with delivery providers and perception of performance on 17 key categories of service factors. We use the telephone interview data to develop a statistical model that identifies those service factors that have the greatest impact on improving customer satisfaction. This proprietary Customer Satisfaction Index allows us to continuously monitor satisfaction levels, to focus our sales and communications efforts and new service developments and to develop process improvement initiatives.

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

      Increasingly, our customers recognize that we are an innovator of transportation and information-based business solutions on a broadening global scale. For example, in 2000 we launched UPS Signature Tracking, which allows customers to electronically view the actual signature image of the person who signed for a shipment at a delivery as captured on the delivery driver’s handheld computer. The information includes the full delivery address and, if applicable, the C.O.D. amount. We introduced this service in a secure environment on www.ups.com in 13 European countries, the U.S., Canada and Puerto Rico. In 2001, we expanded this service to include a total of 15 European countries, 18 Asia-Pacific countries and four Latin American countries. UPS Signature Tracking has reduced significantly the number of phone calls to our customer service centers for these information requests, with a 13.2% reduction achieved on our busiest day in December 2001 compared to December 2000.

      Distinctive People and Culture. Our people are our most valuable asset. We believe that the dedication of our employees results in large part from our distinctive “employee-owner” concept. Our employee stock ownership tradition dates from 1927, when our founders, who believed that employee stock ownership was a vital foundation for successful business, first offered stock to employees. To facilitate stock ownership by employees, we maintain several stock-based compensation programs. Currently, employees, retirees, founders’ families and foundations own about 66% of our total outstanding shares and control about 95% of the voting power of our outstanding stock.

      Our long-standing policy of “promotion from within” complements our tradition of employee ownership, and this policy has reduced significantly our need to hire managers and executive officers from outside UPS. A majority of the members of our management team began their careers as full-time or part-time hourly UPS employees, and have since spent their entire careers with us. Our chief executive officer and most of our executive officers have more than 25 years of service with us and have accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all of our shareowners.

      Our many community service activities include:

•	The UPS Foundation. Since 1951, The UPS Foundation has provided financial support to alleviate social problems — most notably programs that support family and workplace literacy, food distribution and nationwide volunteerism. The UPS Foundation also supports high-impact educational and urgent human needs programs.

•	Community Internship Program. For over 30 years, selected managers have participated in four weeks of intense community service in underprivileged areas. We designed this initiative to educate managers about the needs of a diverse workforce and customer base and to allow these managers to apply their problem solving skills in the community.

•	United Way. Since our first campaign in 1982, we and our employees have contributed over $500 million to the United Way. In its 2001/2002 campaign, UPS became the largest corporate donor in United Way history, awarding over $52 million in corporate and employee contributions.

•	Welfare-to-Work. In 1997, we became one of the five founding members of the White House-sponsored welfare-to-work program, which places people on public assistance into private sector jobs. We have developed, trained and mentored over 50,000 qualified candidates nationwide for positions at UPS.

•	School-to-Work. We have introduced a school-to-work program, which promotes education and real-world work experience for at-risk youth.

      Financial Strength. Our balance sheet gives us financial strength that few companies can match. As of December 31, 2001, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $1.6 billion and shareowners’ equity of $10.2 billion. Long-term debt was $4.6 billion. Our financial strength has given us the resources to achieve global scale and to make needed investments in technology, transportation equipment and buildings to facilitate our growth.

     Growth Strategy

      Our growth strategy is designed to take advantage of our competitive strengths while maintaining our focus on meeting or exceeding our customers’ requirements. The principal components of our growth strategy are as follows:

      Build on Our Leadership Position in Our Core Domestic Business. Our U.S. package operation is the foundation of our business and the primary engine for our future growth. We believe that our tradition of reliable parcel service, our experienced and dedicated employees and our unmatched delivery system provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase core domestic revenues through cross-selling our existing and new services to our large and diverse customer base, to limit the rate of expense growth and to employ technology-driven efficiencies to increase operating profit. Our core business also is a springboard for our growth in all other areas, including international, logistics, supply chain management, e-commerce and financial services. We plan to focus on maintaining and improving service quality, meeting customer demands and providing innovative service offerings in order to continue to grow domestic package revenues.

      Continue International Expansion. We have built a strong international presence through significant investments over a number of years. In 2001, our international package operations generated $4.2 billion of revenue. The international package delivery market has grown, and continues to grow, at a faster rate than the U.S. market. We plan to leverage our worldwide infrastructure and broad product portfolio to continue to improve our international business mix, to grow high margin premium services and to implement cost, process and technology improvements.

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

      We continue to invest in infrastructure and technology in Asia. Direct service between the U.S. and China began in April 2001. In April 2002, we plan to open a new intra-Asia hub at Clark Air Force Base in the Philippines to enable future growth in the region. This hub will complement our existing hubs in Hong Kong and Taiwan and allow us to more aggressively pursue the Asian express market and improve our Europe-to-Asia service. We also have acquired landing slots on the new runway at Tokyo’s Narita Airport, which will enhance access and connections to the new intra-Asia hub. We continue to seek additional operating rights in a number of countries, including Hong Kong, Japan, China and South Korea. We now have express handling centers at Incheon Airport in Seoul and Pudong Airport in China, and we recently expanded our code-sharing arrangement with Nippon Air Cargo.

      We also have introduced technology, including UPS Signature Tracking and the DIAD, in critical Asia markets. We have expanded our native language capabilities with traditional and simplified Chinese, Japanese and Korean, and we are committed to bringing our wireless service to cell phones and PDAs throughout Asia.

      We believe that there is significant untapped potential for us to expand our service offerings in Latin America. To this end, we have introduced overnight delivery between key cities in Mercosur and other trade blocs. In November 2001, we opened our Americas International Gateway in Miami, Florida. This new gateway complements our current operations in Florida and Latin America and represents our commitment to the Americas market. We are the largest air cargo carrier in Latin America, and we believe that this position will enable us to further develop our cargo business and provide advantages in pursuit of additional express package volume.

      Provide Comprehensive Supply Chain and Financial Solutions. Many businesses have decided to outsource the management of all or part of their supply chains to streamline and gain efficiencies, to strengthen their balance sheets and to improve service. We anticipate that there will be further demand for a global service offering that incorporates transportation, service parts logistics and supply chain services with complete financial support and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

•	We now redesign and operate supply chains for major companies in 120 countries, with about 25 million square feet of distribution space and over 500 facilities worldwide, and we have acquired leading supply chain management and service parts logistics providers throughout the world.

•	We focus on technology, reengineering and management-based solutions for our customers rather than focusing solely on more traditional logistics assets like warehouses and vehicle fleets.

•	We maintain long-term relationships with our customers, which allows us to share our expertise in supply chain management across many industries and geographies, to establish innovative ways to speed products to market and to recommend to our customers more efficient services for their customers. We seek to strengthen our customers’ financial and logistical performance.

•	Through the 2001 acquisition of Fritz Companies Inc., a global freight forwarding, customs brokerage and logistics business, and other customs brokerage acquisitions, we provide a broad range of transportation solutions to customers worldwide, including air, ocean and road freight, as well as trade management and materials management. We offer the flexibility to meet global freight and customs brokerage requirements through an integrated worldwide network in 120 countries.

•	Through UPS Capital Corporation, we offer a full portfolio of financial services that provides customers with short and long term financing, secured lending, working capital, government guaranteed lending, lines of credit, global trade financing, credit cards, equipment leasing and insurance.

      Leverage Our Leading-Edge Technology and E-Commerce Advantage. According to Forrester Research, online retail sales will grow 44.4% during 2002 to $74.4 billion. We believe that e-commerce will drive smaller and more frequent shipments and provide a strong complement to our core delivery service offerings.

      Our goal is to integrate our technology into the business processes of our customers, providing information to assist them in serving their customers and improving their cash flows. We also will use our technology and our physical infrastructure to help provide the operational backbone to our customers striving to create new business models in e-commerce. These new business models generally will operate in just-in-time or manufacturer-direct distribution modes, which are heavily dependent on smaller, more frequent shipments. In the process, we will gain knowledge of new repeatable business models and market this expertise elsewhere. A key component of this strategy is to expand relationships with technology providers in areas such as enterprise resource planning, e-procurement and marketplace solutions, and to integrate our technologies into their solutions and into the websites and systems of their and our customers.

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

      Pursue Strategic Acquisitions and Global Alliances. In order to remain the preeminent global company in our industry, we will continue to make strategic acquisitions and enter into global alliances. We are positioned to pursue strategic acquisitions and enter into global alliances that can:

•	complement our core business;

•	build our global brand;

•	enhance our technological capabilities or service offerings;

•	lower our costs; and

•	expand our geographic presence and managerial expertise.

      During 2001, we completed 12 acquisitions, which were concentrated primarily in the non-package segment and the customs brokerage industry. These included:

•	Fritz Companies, Inc. In May 2001, we acquired Fritz Companies, Inc., a global freight forwarding, customs brokerage and logistics company in a transaction in which we issued 7.3 million shares of class B common stock valued at approximately $456 million.

•	First International Bancorp, Inc. In August 2001, we acquired First International Bancorp, Inc., a provider of structured trade finance, commercial and government-backed lending products, in a transaction in which we issued 1.1 million shares of class B common stock valued at approximately $54 million.

•	Mail Boxes Etc. In April 2001, we acquired substantially all of the assets of Mail Boxes Etc., the world’s largest franchisor of independently owned and operated business, communication and shipping centers, for approximately $185 million in cash.

     Products and Services — Package Operations

Domestic Ground Services

      For most of our history, we have been engaged primarily in the delivery of packages traveling by ground transportation. We expanded this service gradually, and today our standard ground service is available for interstate and intrastate destinations, serving every address in the 48 contiguous states and intrastate in Alaska and Hawaii. We restrict this service to packages that weigh no more than 150 pounds and are no larger than 108 inches in length and 130 inches in combined length and girth. In 1998, we introduced UPS Guaranteed GroundSM, which gives guaranteed, time-definite delivery of all commercial ground packages.

      In addition to our standard ground delivery product, UPS Hundredweight Service® offers discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient at one address and shipped on the same day. Customers can realize significant savings on these shipments compared to less-than-truckload (LTL) or air freight forwarder rates. UPS Hundredweight Service is available in all 48 contiguous states.

Domestic Air Services

      We provide domestic air delivery throughout the United States. UPS Next Day Air® offers guaranteed next business day delivery by 10:30 a.m. to more than 75% of the United States population and delivery by noon to areas covering an additional 14% of the population. We offer Saturday delivery for UPS Next Day Air shipments for an additional fee.

      UPS Next Day Air® Early A.M.® guarantees next business day delivery of packages and documents by 8:00 a.m. or 8:30 a.m. to more than 55% of the United States population. UPS Next Day Air Early A.M. is available from virtually all overnight shipping locations coast to coast. UPS Next Day Air Saver® offers next day delivery by 3:00 or 4:30 p.m. to commercial destinations and by the end of the day to residential destinations in all 48 contiguous states.

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

International Delivery Services

      We deliver international shipments to more than 200 countries and territories worldwide, and we provide guaranteed overnight delivery to the world’s major business centers. Throughout 2001, we continued to develop our global delivery and logistics network. We offer a complete portfolio of import, export and domestic services that is designed to provide a uniform service offering across major countries, including UPS Worldwide ExpressSM and UPS Worldwide ExpeditedSM. This portfolio includes guaranteed 8:00 a.m., 8:30 a.m., 10:30 a.m., and 12:00 p.m. next business day delivery to major cities around the world, as well as scheduled day-definite air and ground services. We offer complete customs clearance service for any mode of transportation, regardless of carrier, at all UPS Customhouse Brokerage sites in the U.S. and Canada and other parts of the world.

      UPS Worldwide Express provides guaranteed door-to-door, customs-cleared delivery to more than 200 countries and territories. This service includes guaranteed overnight delivery of documents from major cities worldwide to many international business centers. For package delivery from the U.S., UPS Worldwide Express provides guaranteed overnight delivery to major cities in Mexico and Canada and guaranteed second business day delivery for packages to more than 700 cities in Europe. Shipments from the U.S. and other parts of the world to other destinations via UPS Worldwide Express generally are delivered in one to three business days.

      UPS Worldwide Express PlusSM complements our UPS Worldwide Express service by providing guaranteed early morning delivery options from international locations to major cities around the world. These options include guaranteed early morning second business day delivery from the United States to over 180 cities in Europe and other early morning delivery to major business centers around the world.

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

      We also have a portfolio of UPS domestic services in major countries throughout the world, which provide our customers another set of time-definite delivery options for packages moving between points in those countries.

Delivery Service Options

      We offer additional services such as Consignee Billing, Delivery Confirmation and UPS Return ServicesSM to those customers who require customized package distribution solutions. We designed Consignee Billing for customers who receive large volumes of merchandise from a number of vendors. We bill these consignee customers directly for their shipping charges, enabling them to more tightly control inbound transportation costs. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries and is available throughout the United States and Puerto Rico. Immediate confirmation is also available upon request.

      UPS Return Services provide our customers in the U.S., Canada, Mexico and Europe with multiple solutions to meet their various returns needs.

•	UPS Returns provides a return label to the end-user;

•	UPS Returns Plus provides a return label and a pickup to the end-user; and

•	UPS Returns on the Web, a web-based solution, enables an end-user to generate a return label directly from the vendor’s website.

     Products and Services — Non-Package Operations

      Our non-package operations, which include UPS Logistics Group, UPS Capital Corporation, UPS Freight Services and Mail Boxes Etc., Inc., are distinct from our package operations. We manage and report them separately.

      In February 2002, we announced the creation of UPS Supply Chain Solutions, a streamlined organization that combines the sales, marketing, finance and technology resources for our supply chain subsidiaries. This new organization makes it easier for customers to access our expanding range of logistics, freight, financial and consulting services in order to improve the performance of their global supply chains.

UPS Logistics Group

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

      During 2001, UPS Logistics Group provided its comprehensive logistics solutions through four primary business units:

•	Supply Chain Management provides solutions to re-engineer and manage supply chains — from supplier through manufacturer, distributor, dealer or end-consumer — in a wide variety of industries, including computers, telecommunications, automotive, electronics, consumer goods and healthcare.

•	Transportation Services manages complex transportation networks and a full range of multi-modal options. It provides transportation network analysis and re-engineering, lane and mode optimization, carrier selection and routing, tracking and tracing, auditing and freight payment and other value-added services that cover a full range of shipment sizes and weights and multiple modes. It also provides dedicated contract carriage and specialized automotive services ranging from inbound sourcing to finished vehicle delivery network management and aftermarket distribution.

•	Service Parts Logistics manages post-sale support, including strategic stocking locations, urgent parts deliveries and return-and-repair operations across a wide variety of industries. It provides logistics planning, central parts distribution, inventory management, returns management, SmartCourier® field repair, depot repair and hundreds of strategically placed forward stocking locations.

•	Logistics Technologies provides integrated logistics information systems and services that support UPS Logistics Group customer solutions and sells proprietary software for route scheduling and dispatching.

UPS Capital Corporation

      UPS Capital Corporation and its subsidiaries deliver a portfolio of financial products and services that help customers accelerate cash flow, increase working capital, expand operations, grow globally, improve inventory turns and lease new equipment. Its portfolio includes:

•	Distribution Finance, which helps businesses leverage their non-cash assets, such as receivables and inventory, to meet working capital needs. Product offerings include asset-based lending, corporate finance solutions, and inventory purchase programs.

•	Equipment Leasing, which provides leases for a full range of business equipment. Leasing helps businesses conserve cash by reducing expenditures, while at the same time allowing companies to acquire equipment to increase cash flow.

•	First International Bank, which provides credit, trade and financial solutions for small and medium size industrial businesses. The bank is a leader in the use of SBA, USDA and Export-Import Bank supported loans, utilizing a network of U.S. representative offices and overseas agents.

•	Glenlake Insurance Agency, Inc., which helps businesses manage the inherent risks of moving goods and funds. Products include excess value insurance and Flexible Parcel Insurance for UPS shipments and credit insurance to safeguard receivables. Glenlake also offers C.O.D. enhancement services to give UPS C.O.D. shippers faster access to payments.

•	Global Trade Finance, which operates from offices in the U.S., Europe and Asia, provides international trade finance solutions, including letters of credit and export receivables management. These offerings help exporters and importers accelerate cash flow and expand their customer base and supplier base, while mitigating risk.

•	Card Transaction Solutions, which delivers credit card and card-related services, including complete solutions for small business corporate cards and corporate T&E/purchase cards.

UPS Freight Services

      Our Fritz subsidiary and our customs brokerage operations help customers to move their goods by any mode of transportation across borders. Services include global freight forwarding and full service customs brokerage. Specialized services include trade management, consolidations, customs clearance, cross-docking, and materials management.

Electronic Services

      We provide a variety of UPS OnLine solutions that support automated shipping and tracking. UPS OnLine® WorldShip® helps shippers streamline their shipping activities by processing shipments, printing address labels, tracking packages and providing management reports, all from a desktop computer. WorldShip supports the portfolio of UPS services, including international shipments, and provides support for preparation of export documentation. UPS Internet Shipping is a quick and convenient way to ship packages using the web without installing additional software. Internet Shipping is available in the U.S. and most major markets in Europe, Asia and Latin America. All a shipper needs to process a shipment is a computer with Internet access and a laser printer. UPS OnLine Host Access provides electronic connectivity between UPS and the shipper’s host computer system, linking UPS shipping information directly to all parts of the customer’s organization. UPS OnLine Host Access can be used to enhance and streamline the customer’s sales, service, distribution and accounting functions by providing direct access to vital transportation planning, shipment status and merchandise delivery information. UPS OnLine Compatible Solutions, provided by third-party vendors, offer similar benefits to customers who want to automate their shipping and tracking processes.

      Our website, www.ups.com, brings a wide array of information services to customers worldwide. Package tracking, pick-up requests, rate quotes, account opening, wireless registration, drop-off locator, transit times and supply ordering services all are available at the customer’s desktop. The site also displays full domestic and international service information.

     Sales and Marketing

      Our field sales organization includes about 3,600 domestic and 1,200 international account executives worldwide. Account executives are assigned to individual operating districts. For our largest multi-site customers, we have an organization of regionally based account managers who report directly to our corporate office.

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

     Employees

      During 2001, we had approximately 371,000 employees.

      We have received numerous awards and wide recognition as an employer-of-choice, including the following.

•	We recently were named one of Fortune Magazine’s “Diversity Elite — 50 Best Companies for Blacks, Asians and Hispanics” for the third consecutive year.

•	We recently were named the NAACP Corporate Citizen of the Year for 2002.

•	In May 2001, we received the Ron Brown Award for Corporate Leadership.

•	Hispanic Magazine recognized us as a leader in its “13th Annual Corporate 100.”

•	We were named to DiversityInc.com’s “Diversity Top 30.”

      As of December 31, 2001, we employed approximately 232,500 of our employees (64% of our total employees) under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters. These agreements run through July 31, 2002. We employ the majority of our pilots under a collective bargaining agreement with the Independent Pilots Association. This agreement becomes amendable on January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamster Local 2727, which became amendable July 31, 2001. Members of Teamsters 2727 recently voted down a proposed new contract, and negotiations are scheduled to resume in April 2002. The majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

      We believe that our relations with our employees are good.

     Competition

      We are the largest package distribution company in the world, in terms of both revenue and volume. We offer a broad array of services in the package delivery industry and, therefore, compete with many different companies and services on a local, regional, national and international basis. Our competitors include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our major competitors include FedEx Corp., the United States Postal Service, Airborne Express, DHL Worldwide Express, Deutsche Post and TNT Post Group.

      We believe competition increasingly is based on a carrier’s ability to integrate its distribution and information systems with its customers’ systems to provide unique transportation solutions at competitive prices. We rely on our vast infrastructure and service portfolio to attract and maintain customers. As we expand our logistics and other non-package businesses, we compete with a number of participants in the logistics, financial services and information technology industries.

     Government Regulation

      Both the U.S. Department of Transportation and the Federal Aviation Administration regulate air transportation services.

      The DOT’s authority primarily relates to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations and cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices, and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. We are subject to U.S. customs laws and related DOT regulations regarding the import and export of shipments to and from the U.S. In addition, our customs brokerage entities are subject to those same laws and regulations as they relate to the filing of documents on behalf of client importers and exporters.

      The FAA’s authority primarily relates to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. In 1988, the FAA granted us an operating certificate, which remains in effect so long as we meet the operational requirements of federal aviation regulations.

      The FAA has issued rules mandating repairs on all Boeing Company and McDonnell-Douglas Corporation aircraft that have completed a specified number of flights, and also has issued rules requiring a corrosion control program for Boeing Company aircraft. Our total expenditures under these programs for 2001 were about $23 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

      In response to the September 11, 2001 terrorist attacks, the FAA issued a federal ground stop order prohibiting all flights to, from, and within the United States. Due to this order, all domestic UPS aircraft were grounded, and international flights into the United States were diverted, on September 11th and 12th. During this time, we were able to transport many of our express shipments through our extensive ground network until the FAA order was lifted and our air operations resumed on the evening of September 13th. We may become subject to additional regulation (by the FAA or by other federal or state agencies) as a result of increased security concerns in the aftermath of September 11.

      On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act, a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation’s air carriers. Among other things, the Stabilization Act provides for:

•	$5 billion in compensation for direct losses incurred as a result of the federal ground stop order and for incremental losses incurred through December 31 as a result of the attacks,

•	$10 billion in federal loan guarantees and credits,

•	expanded war risk insurance coverage for air carriers, and

•	government assistance for short-term increases in insurance premiums.

      We submitted a claim for compensation to the Department of Transportation and recognized a pre-tax amount of $74 million related to this reimbursement as a credit to other operating expenses. We cannot be assured of the timing or amount of any additional payments we may be entitled to receive under the Stabilization Act.

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

      The Postal Reorganization Act of 1970 created the United States Postal Service as an independent establishment of the executive branch of the federal government, and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission. We believe that the U.S. Postal Service consistently attempts to set rates for its monopoly services, particularly first class letter mail, above the cost of providing these services, in order to use the excess revenues to subsidize its expedited, parcel, international and other competitive services. Therefore, we participate in the postal rate proceedings before the Postal Rate Commission in an attempt to secure fair postal rates for competitive services.

Item 1A.     Executive Officers of the Registrant

		Principal Occupation
		and Employment For
Name and Office	Age	the Last Five Years

John J. Beystehner
Senior Vice President	50	Senior Vice President (1999 to present), Marketing Group Manager (2001 to present), Worldwide Sales Group Manager (1997 to present), Airline Operations Manager (1994 to 1997).
Calvin Darden
Senior Vice President and Director	52	Senior Vice President and U.S. Operations Manager (1998 to present), Director (2001 to present), Corporate Quality Manager (1995 to 1998).
D. Scott Davis
Senior Vice President, Chief Financial Officer and Treasurer	50	Senior Vice President, Chief Financial Officer and Treasurer (2001 to present), Vice President — Finance (2000 to 2001), Chief Executive Officer of Overseas Partners Ltd. (1998 to 2000), Accounting Manager (1996 to 1998).
Michael L. Eskew
Chairman and Chief Executive Officer	52	Chairman and Chief Executive Officer (2002 to present), Vice Chairman (2000 to 2001), Executive Vice President (1999 to 2001), Director (1998 to present), Corporate Development Group Manager (1999 to 2000), Senior Vice President (1996 to 1999), Engineering Group Manager (1996 to 2000).

		Principal Occupation
		and Employment For
Name and Office	Age	the Last Five Years

Kenneth W. Lacy
Senior Vice President and Chief Information Officer	52	Senior Vice President and Chief Information Officer (1996 to present).
Christopher D. Mahoney
Senior Vice President	54	Senior Vice President (1998 to present), Transportation Group Manager (2001 to present), Labor Relations Group Manager (2001 to present), U.S. Operations Manager (1998 to 2001), Region Manager (1990 to 1998).
Joseph R. Moderow
Senior Vice President, Secretary and Director	53	Senior Vice President and Secretary (1986 to present), Director (1988 to present), Legal and Public Affairs Group Manager (1989 to present).
Joseph M. Pyne
Senior Vice President	54	Senior Vice President (1996 to present), Corporate Development Group Manager (2000 to present), Marketing Group Manager (1996 to 2001).
Lea N. Soupata
Senior Vice President and Director	51	Senior Vice President and Human Resources Group Manager (1995 to present), Director (1998 to present).
Ronald G. Wallace
Senior Vice President and President — UPS International	57	Senior Vice President and President — UPS International (1998 to present), Region Manager (1994 to 1998).
Thomas H. Weidemeyer
Senior Vice President, Chief Operating Officer, President — UPS Airlines and Director	54	Chief Operating Officer (2001 to present), Director (1998 to present), Senior Vice President (1994 to present), Engineering Group Manager (2000 to present), Corporate Compliance Officer (2001 to present), Transportation Group Manager (1997 to 2001), Labor Relations Group Manager (1997 to 2001), President — UPS Airlines (1994 to present).

Item 2.     Properties

Operating Facilities

      We own our headquarters, which are located in Atlanta, Georgia and consist of about 735,000 square feet of office space on an office campus.

      We also own our 27 principal U.S. package operating facilities, which have floor spaces that range from about 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease about 1,500 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities have additional facilities for servicing our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

      We also own or lease almost 600 facilities that support our international package operations and over 800 facilities that support our non-package operations. Our non-package operations maintain facilities with about 25 million square feet of floor space. We believe that our facilities are adequate to support our current operations.

      Our aircraft are operated in a hub and spokes pattern in the United States. Our principal air hub in the United States is located in Louisville, Kentucky, with regional air hubs in Columbia, South Carolina; Dallas, Texas; Hartford, Connecticut; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. Our Louisville, Kentucky hub handles the largest volume of packages for air delivery in the United States. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Our regional air hub in Canada is located in Hamilton, Ontario.

      Our new automated sorting facility, “Hub 2000,” currently is nearing completion in Louisville, Kentucky. We expect this new facility to add efficiency and to increase our hub capacity by over 40% in Louisville. Hub 2000 commenced partial operations in September 2000, and phase II opened successfully in August 2001. We anticipate that Hub 2000 will be fully operational by Fall 2002.

      Our computer operations are consolidated in a 435,000 square foot owned facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, New Jersey. We also own a 175,000 square foot facility located on a 25-acre site in the Atlanta, Georgia area, which serves as a backup to the main computer operations facility in New Jersey. This facility provides production functions and backup capacity in case a power outage or other disaster incapacitates the main data center. It also helps us to meet communication needs.

Fleet

Aircraft

      The following table shows information about our aircraft fleet as of December 31, 2001:

		Short-term
		Leased or
	Owned and	Chartered
	Capital	From	On	Under
Description	Leases	Others	Order	Option

McDonnell-Douglas DC-8-71	23	—	—	—
McDonnell-Douglas DC-8-73	26	—	—	—
Boeing 727-100	51	—	—	—
Boeing 727-200	10	—	—	—
Boeing 747-100	11	—	—	—
Boeing 747-200	4	5	—	—
Boeing 757-200	75	—	—	—
Boeing 767-300	32	—	—	—
Boeing MD-11	3	—	10	22
Airbus A300-600	18	—	72	50
Other	—	341	—	—

Total	253	346	82	72

      We maintain an inventory of spare engines and parts for each aircraft.

      All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

      During 2001, we took delivery of 11 Airbus A300-600 aircraft, three Boeing MD-11 aircraft and two Boeing 767-300 aircraft. We have firm commitments to purchase ten Boeing MD-11 aircraft between 2002 and 2004 and 72 Airbus A300-600 aircraft between 2002 and 2009. We also have options to purchase 22 Boeing MD-11 aircraft between 2005 and 2010 and 50 Airbus A300-600 aircraft between 2004 and 2012.

Vehicles

      We operate a ground fleet of more than 150,000 vehicles, ranging from custom built delivery vehicles to large tractors and trailers.

      Our ground support fleet consists of over 24,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have over 32,000 containers used to transport cargo in our aircraft.

Safety

      We promote safety throughout our operations.

      Our Automotive Fleet Safety Program is built with the following components:

•	Selection. Four out of every five drivers come from our part-time ranks. Therefore, many of our new drivers are familiar with our philosophies, policies, practices and training programs.

•	Training. Training is the cornerstone of our Fleet Safety Program. Our approach starts with training the trainer. All trainers undergo a rigorous training workshop to ensure that they have the skills and motivation to effectively train novice drivers. A new driver’s employment includes five hours of classroom training and 15 hours of on-road training, followed by three safety training rides integrated into his or her training cycle.

•	Responsibility. Our operations managers are responsible for their drivers’ safety records. We investigate every accident. If we determine that an accident could have been prevented, we re-train the driver.

•	Preventive Maintenance. An integral part of our Fleet Safety Program is a comprehensive Preventive Maintenance Program. Our fleet is tracked by computer to ensure that each vehicle is serviced before a breakdown or accident is likely to occur.

•	Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have over 2,000 drivers who have driven for 25 years or more without an avoidable accident.

      We have a comprehensive health and safety program that is monitored by our employee-management health and safety committees. The workplace safety process focuses on employee conditioning and safety-related habits. We enlist employees’ help in designing facilities and work processes.

Item 3.     Legal Proceedings

      On August 9, 1999, the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd. (“OPL”), a Bermuda company that had reinsured excess value (“EV”) package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The Court held that for the 1984 tax year we were liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million, and interest for a total after-tax exposure estimated at approximately $246 million.

      On June 20, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court’s decision. On September 13, 2001, the Eleventh Circuit denied the IRS’s petition to have the appeal reheard en banc. The IRS did not appeal the case to the U.S. Supreme Court and, consequently, the case has been remanded to the Tax Court to consider alternative arguments raised by the parties. At this time, we do not know what the outcome of the remanded proceedings in the Tax Court will be.

      The IRS has taken similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984. Tax years 1985 through 1990 currently are docketed in the Tax Court, although no trial date has been set pending resolution of the case that covers the 1984 year. Further, the IRS has issued a report asserting similar positions for the 1991 through 1994 tax years, and we expect the IRS to take similar positions for tax years 1995 through 1999. Based on the Tax Court decision, we estimate that our total after-tax exposure for tax years 1984 through 1999 could be as high as $2.353 billion.

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

      We determine the size of our reserve with respect to these matters in accordance with accounting principles generally accepted in the United States of America. In 1999, we estimated our most likely liability based on the initial Tax Court decision. In making this determination, we concluded that, based on the Tax Court decision, it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. In our prior estimation, if penalties and penalty interest ultimately were determined to be payable, we would have had to record an additional charge of up to $681 million. Since the outcome of remanded proceedings in the Tax Court is uncertain, we currently do not know what impact the Eleventh Circuit decision ultimately will have on our recorded reserve and above estimations for this matter.

      Further, again as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately be determined to be due to the IRS, on August 31, 1999, we paid $1.349 billion and, on August 8, 2000, we paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the EV insurance program, using the IRS’s methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years. These amounts will remain with the IRS pending further proceedings.

      The EV program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

      The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $16 million in additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through December 31, 2001 could aggregate up to approximately $436 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2001. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

      We are named as a defendant in twenty-five pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

      These actions were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

      Twenty-four of these twenty-five cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. Motions to dismiss these cases are pending, as are motions to remand several of these cases to state court. The other pending case was filed on January 28, 2002 in state court in Georgia. We have removed it to federal court and are seeking to have it consolidated into the MDL Proceeding.

      In addition to the cases in which UPS is named as a defendant, there is also an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. Although the case has been pending in California state court, the complaint was recently amended to allege a nationwide plaintiff class, and to add a UPS subsidiary, Mail Boxes Etc., Inc. (“New MBE”), and an MBE franchisee as a representative of a purported nationwide defendant class of franchisees, as new defendants. Previously, only the former franchisor, which was not affiliated with UPS, was named a defendant. New MBE has removed the case to federal court, and is attempting to have it consolidated into the MDL Proceeding. The plaintiff is seeking to have the case remanded back to state court.

      We believe that the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these cases cannot presently be determined.

      There was an additional EV case that was pending in state court in Madison County, Illinois (Triad Industries, Inc. v. UPS). Shortly before the Eleventh Circuit reversed the Tax Court decision, we entered into a settlement of this case — only with respect to Illinois EV shippers — based in part on our desire to vigorously defend these actions in the single MDL Proceeding. While expressly denying any and all liability, the settlement resolved the Illinois case. This settlement has no impact on the claims pending in the MDL Proceeding regarding EV purchases relating to shipments from states other than Illinois. The Illinois court held a fairness hearing on November 15, 2001, and approved the settlement. No appeals were filed to challenge the settlement, and the deadline to do so has passed. Under the settlement, we will provide qualifying settlement class members with coupons toward the purchase of specified UPS services, subject to the terms and conditions of the settlement, and have paid the agreed-upon plaintiffs’ attorneys’ fees. The settlement’s ultimate cost to us will depend upon a number of factors. This settlement did not have a material adverse effect on our financial condition, results of operations or liquidity.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market. Our class B common stock trades on the New York Stock Exchange under the ticker symbol “UPS”.

      The following is a summary of our stock price activity and dividend information for 2001 and 2000.

				Dividends
	High	Low	Close	Declared

2001
1st Quarter	$62.50	$54.57	$56.90	$0.19
2nd Quarter	$60.00	$52.00	$57.80	$0.19
3rd Quarter	$58.75	$46.15	$51.98	$0.19
4th Quarter	$57.15	$49.80	$54.50	$0.19
2000
1st Quarter	$69.75	$49.50	$63.00	$0.17
2nd Quarter	$66.94	$55.00	$59.00	$0.17
3rd Quarter	$61.50	$51.88	$56.38	$0.17
4th Quarter	$64.31	$51.25	$58.81	$0.17

      As of March 8, 2002, there were 138,783 and 12,760 record holders of class A and class B stock, respectively.

      The policy of our board of directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the board of directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

Item 6.     Selected Financial Data

      The following table sets forth selected financial data for each of the five years in the period ended December 31, 2001. This financial data should be read in conjunction with our Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial data appearing elsewhere in this report.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In millions except per share amounts)
Selected Income Statement Data
Revenue:
U.S. domestic package	$23,997	$24,002	$22,313	$20,650	$18,868
International package	4,245	4,078	3,718	3,386	3,054
Non-package	2,404	1,691	1,021	752	536

Total revenue	30,646	29,771	27,052	24,788	22,458

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In millions except per share amounts)
Operating expenses:
Compensation and benefits	17,397	16,546	15,285	14,346	13,289
Other	9,287	8,713	7,862	7,439	7,526

Total operating expenses	26,684	25,259	23,147	21,785	20,815
Operating profit (loss):
U.S. domestic package	3,620	3,929	3,506	2,815	1,623
International package	125	277	230	30	(105)
Non-package	217	306	169	158	125

Total operating profit	3,962	4,512	3,905	3,003	1,643
Other income (expense):
Investment income	159	527	197	126	97
Interest expense	(184)	(205)	(228)	(227)	(187)
Tax assessment	—	—	(1,786)	—	—

Income before income taxes	3,937	4,834	2,088	2,902	1,553
Income taxes	1,512	1,900	1,205	1,161	644
FAS 133 cumulative adjustment	(26)	—	—	—	—

Net income	$2,399	$2,934	$883	$1,741	$909

Per share amounts:
Basic earnings per share	$2.13	$2.54	$0.79	$1.59	$0.82
Diluted earnings per share	$2.10	$2.50	$0.77	$1.57	$0.81
Dividends declared per share	$0.76	$0.68	$0.58	$0.43	$0.35
Weighted Average Shares Outstanding
Basic	1,126	1,153	1,121	1,093	1,103
Diluted	1,144	1,175	1,141	1,108	1,116
As Adjusted Net Income Data:
Net income before impact of non-recurring items	$2,425 (1)	$2,795 (2)	$2,325 (3)	$1,741	$909
As a percentage of revenue	7.9%	9.4%	8.6%	7.0%	4.0%
Basic earnings per share	$2.15	$2.42	$2.07	$1.59	$0.82
Diluted earnings per share	$2.12	$2.38	$2.04	$1.57	$0.81

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In millions)
Selected Balance Sheet Data
Working capital	$2,968	$2,623	$5,994	$1,355	$734
Long-term debt	4,648	2,981	1,912	2,191	2,583
Total assets	24,636	21,662	23,028	17,067	15,912
Shareowners’ equity	10,248	9,735	12,474	7,173	6,087

(1)	Excludes $26 million related to the adoption of FAS 133.

(2)	Excludes $139 million in net income related primarily to investment gains.

(3)	Excludes a $1.442 billion tax assessment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

     2001 Compared to 2000

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Years Ended
	December 31,		Change

	2001	2000	$	%

Revenue (in millions):
U.S. domestic package:
Next Day Air	$5,433	$5,664	$(231)	(4.1)%
Deferred	2,893	2,910	(17)	(0.6)
Ground	15,671	15,428	243	1.6

Total U.S. domestic package	23,997	24,002	(5)	0.0
International package:
Domestic	907	904	3	0.3
Export	2,931	2,818	113	4.0
Cargo	407	356	51	14.3

Total International package	4,245	4,078	167	4.1
Non-package:
UPS Logistics Group	1,354	1,021	333	32.6
Forwarding and Brokerage Services	450	88	362	411.4
Other	600	582	18	3.1

Total Non-package	2,404	1,691	713	42.2

Consolidated	$30,646	$29,771	$875	2.9%

Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,116	1,122	(6)	(0.5)%
Deferred	917	914	3	0.3
Ground	10,317	10,434	(117)	(1.1)

Total U.S. domestic package	12,350	12,470	(120)	(1.0)
International package:
Domestic	805	786	19	2.4
Export	408	368	40	10.9

Total International package	1,213	1,154	59	5.1

Consolidated	13,563	13,624	(61)	(0.4)%

Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$19.32	$19.87	$(0.55)	(2.8)%
Deferred	12.52	12.53	(0.01)	(0.1)
Ground	6.03	5.82	0.21	3.6
Total U.S. domestic package	7.71	7.58	0.13	1.7
International package:
Domestic	4.47	4.53	(0.06)	(1.3)
Export	28.51	30.15	(1.64)	(5.4)
Total International package	12.56	12.70	(0.14)	(1.1)
Consolidated	$8.14	$8.01	$0.13	1.6%

      U.S. domestic package revenue was flat compared to 2000, primarily as a result of a 1.0% decrease in average daily package volume, offset by a 1.7% increase in average revenue per piece. The decrease in volume resulted from the declining U.S. economy during 2001. For the first quarter of 2001, average daily domestic volume was up 1.3%. However, average daily domestic volume was down 0.9% during the second quarter, down 3.4% during the third quarter, and down 0.8% during the fourth quarter. The third quarter decline was largely a result of the events of September 11th. Also affecting the period comparison were two extra operating days in 2000 compared to 2001.

      During the first quarter of 2001, we increased rates for standard ground shipments an average of 3.1% for commercial deliveries. The ground residential charge increased $0.05 to $1.05 over the commercial ground rate, and we increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 3.7%. The surcharge for UPS Next Day Air Early A.M. increased from $25.00 to $27.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased by 2.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market. In addition, all package rates during 2001, up until December 10th, included a 1.25% fuel surcharge that was put in place August 7, 2000. Effective December 10, 2001, we implemented an index-based surcharge which initially reduced the surcharge rate to 0.75% and which will reset on a monthly basis beginning in February 2002. The index-based surcharge could range from 0.00% to 1.50% and is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy. Approximately $348 million in revenue was recorded in 2001 as a result of our fuel surcharge, an increase of $218 million over the prior year.

      The increase in international package revenue was due primarily to an increase in cargo revenue and a 10.9% volume growth for our export products, offset by a decline in the revenue per piece for these products. The increase in cargo revenue resulted primarily from increased volume which was driven by the integration of Challenge Air. Our Europe region was a significant contributor to the export volume increase. Excluding the impact of currency fluctuations, average revenue per piece for international products increased 1.7%. Overall average daily package volume increased over 5% for international operations.

      The increase in non-package revenue resulted primarily from the impact of acquisitions, particularly Fritz, which is included in our Forwarding and Brokerage Services component. Non-package revenue also increased due to the continued growth of the UPS Logistics Group. The Logistics Group revenue increase was primarily due to increases in our supply chain management and service parts logistics offerings. Other non-package revenue also increased as a result of acquisitions (First International Bancorp and Mail Boxes Etc.), offset by a decrease in third-party air operations revenue due to the discontinuation of our charter passenger services.

      Operating expenses increased by $1.425 billion, or 5.6%, with compensation and benefits up $851 million and other operating expenses up $574 million. The 5.1% increase in compensation and benefits included a $101 million reduction in pension benefits expense, as discussed in Note 5. Depreciation and amortization and other occupancy expenses (primarily rent and utilities) accounted for over one-half of the 6.6% increase in other operating expenses. Much of the increase in operating expenses was related to expanding our capabilities and service offerings for our non-package segment. Excluding the non-package segment, operating expenses increased by 2.6% over 2000. Other operating expenses include a credit of $74 million for compensation under the Air Transportation Safety and System Stabilization Act, as discussed in Note 18. Depreciation and amortization expense included $72 million of goodwill amortization, a $33 million increase from 2000.

      Our operating margin, defined as operating profit as a percentage of revenue, declined from 15.2% for 2000 to 12.9% for 2001. This decline continued the trend that began in the fourth quarter of 2000 as the economy began to weaken. Our operating margin for the fourth quarter was comparable to the operating margin for the year.

      The following table shows the change in operating profit, both in dollars and in percentage terms:

	Years Ended
	December 31,		Change

Operating Segment	2001	2000	$	%

	(In millions)
U.S. domestic package	$3,620	$3,929	$(309)	(7.9)%
International package	125	277	(152)	(54.9)
Non-package	217	306	(89)	(29.1)

Consolidated operating profit	$3,962	$4,512	$(550)	(12.2)%

      U.S. domestic package operating profit decreased by $309 million due primarily to the decline in volume discussed previously. This decrease was mitigated by the cost control initiatives implemented during the year. These initiatives focused on many of our semi-variable costs and included curtailing non-union hiring, eliminating new consulting projects, reevaluating all capital expenditures and information technology projects in process, plus a variety of other items. As discussed in Note 18, we recorded a credit to expense related to the Air Transportation Safety and System Stabilization Act, which benefited this segment by $28 million.

      The decline in the operating profit of our international package operations resulted primarily from increased expenses, particularly those expenses associated with aircraft used in this segment (maintenance, rental and fuel) as we continued to add air lift capabilities to further expand our international presence. This segment was also impacted by the events of September 11th, and we recorded a $46 million credit to expense for this segment related to the Air Transportation Safety and System Stabilization Act as discussed in Note 18. We recorded $11 million of goodwill amortization in our international package segment in both 2001 and 2000.

      The decrease in non-package operating profit is partially due to the $49 million gain we recognized from the sale of our UPS Truck Leasing subsidiary in the first quarter of 2000. The remaining decrease is due to start-up, integration and operating costs for several subsidiaries that we are developing or have acquired, along with goodwill amortization expense associated with recent acquisitions. During 2001, we recorded $61 million of goodwill amortization in our non-package segment, which is an increase of $33 million over 2000. Non-package operating profit includes $113 million (compared to $101 million in 2000) of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

      The decrease in investment income of $368 million for 2001 is due to two factors relating to 2000. First, in the first quarter of 2000, we recognized a $241 million gain on investments held by our Strategic Enterprise Fund in two companies that were acquired by other companies. In addition, we earned income on the $5.3 billion in net IPO proceeds available for investment prior to the tender offer that occurred in early March 2000, and the $1.2 billion in IPO proceeds that were not utilized for the tender offer.

      Net income for 2001 amounted to $2.399 billion, or $2.10 per diluted share, compared to $2.934 billion, or $2.50 per diluted share, for 2000. Our 2000 results reflect certain non-recurring items, which include the gains on our Strategic Enterprise Fund investments and the sale of our Truck Leasing subsidiary (discussed above), offset partially by a charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our 2001 results reflect a FAS 133 cumulative expense adjustment, net of tax, of $26 million. Excluding these non-recurring transactions for each of these periods, adjusted net income for 2001 would have been $2.425 billion, a decrease of $370 million from adjusted net income of $2.795 billion for 2000. Adjusted diluted earnings per share decreased from $2.38 in 2000 to $2.12 in 2001.

     2000 Compared to 1999

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Years Ended
	December 31,		Change

	2000	1999	$	%

Revenue (in millions):
U.S. domestic package:
Next Day Air	$5,664	$5,240	$424	8.1%
Deferred	2,910	2,694	216	8.0
Ground	15,428	14,379	1,049	7.3

Total U.S. domestic package	24,002	22,313	1,689	7.6
International package:
Domestic	904	924	(20)	(2.2)
Export	2,818	2,479	339	13.7
Cargo	356	315	41	13.0

Total international package	4,078	3,718	360	9.7
Non-package
UPS Logistics Group	1,021	771	250	32.4
Forwarding and Brokerage Services	88	12	76	633.3
Other	582	238	344	144.5

Total non-package	1,691	1,021	670	65.6

Consolidated	$29,771	$27,052	$2,719	10.1%

Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	$1,122	$1,039	$83	8.0%
Deferred	914	852	62	7.3
Ground	10,434	10,016	418	4.2

Total U.S. domestic package	12,470	11,907	563	4.7
International package:
Domestic	786	711	75	10.5
Export	368	303	65	21.5

Total international package	1,154	1,014	140	13.8

Consolidated	$13,624	$12,921	$703	5.4%

Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$19.87	$19.86	$0.01	0.1%
Deferred	12.53	12.45	0.08	0.6
Ground	5.82	5.65	0.17	3.0
Total U.S. domestic package	7.58	7.38	0.20	2.7
International package:
Domestic	4.53	5.12	(0.59)	(11.5)
Export	30.15	32.21	(2.06)	(6.4)
Total international package	12.70	13.21	(0.51)	(3.9)
Consolidated	$8.01	$7.84	$0.17	2.2%

      U.S. domestic package revenue increased almost $1.7 billion, or 7.6%, primarily due to volume gains across all product lines, combined with a 2.7% increase in average domestic revenue per piece, which was primarily driven by our Ground products. All products contributed to the revenue increase, with our higher revenue per piece express (Next Day Air and Deferred) products increasing at approximately the same rate (8.1% and 8.0% respectively). Our average daily Ground volume grew at a 4.2% rate for the period, helping to bring our total U.S. average daily package volume to almost 12.5 million pieces.

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

      To offset the increasing fuel costs, we implemented a temporary 1.25% fuel surcharge effective August 7, 2000. Approximately $130 million in revenue was recorded in 2000 as a result of the surcharge.

      Our operating margin improved from 14.4% during 1999 to 15.2% during 2000. This improvement was favorably impacted by continued product mix improvements and our continued successful efforts in obtaining profitable volume growth.

      The following table shows the change in operating profit, both in dollars and in percentage terms:

	Years Ended
	December 31,		Change

Operating Segment	2000	1999	$	%

	(In millions)
U.S. domestic package	$3,929	$3,506	$423	12.1%
International package	277	230	47	20.4
Non-package	306	169	137	81.1

Consolidated operating profit	$4,512	$3,905	$607	15.5%

      U.S. domestic package operating profit increased by $423 million, or 12.1%, due to the volume and revenue improvements discussed previously.

      The improvement in the operating profit of our international package segment of 20.4%, or $47 million, resulted primarily from increased volume and revenue, and was realized despite significantly higher fuel costs. This improvement occurred throughout our international regions. The improvement in operating profit for this segment would have been $36 million greater, if the impact of currency fluctuations was excluded.

      The increase in non-package operating profit is largely due to the new arrangement for providing excess value package insurance for our customers, which contributed $183 million of additional operating profit for the year. Also contributing to the operating profit improvement was the $49 million gain we recognized during the first quarter of 2000 from the sale of our UPS Truck Leasing subsidiary. These improvements were offset somewhat by start-up costs associated with UPS Logistics Group’s service parts logistics offering, UPS e-Ventures, UPS Capital Corporation and other initiatives. Non-package operating profit includes $101 million (compared to $108 million in 1999) of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

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

      Net income for the year ended December 31, 2000 was $2.934 billion, or $2.50 per diluted share, compared to net income of $883 million, or $0.77 per diluted share, for the prior year. Our 2000 results reflect the non-recurring items discussed above, which include the gains on our Strategic Enterprise Fund investments and the sale of our UPS Truck Leasing subsidiary, offset partially by the charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our 1999 results reflect a tax assessment charge resulting from an unfavorable ruling of the U.S. Tax Court. Excluding these non-recurring transactions for each of these years, adjusted net income for 2000 would have been $2.795 billion, an increase in excess of 20% over adjusted 1999 net income of $2.325 billion. Adjusted diluted earnings per share would have increased from $2.04 in 1999 to $2.38 in 2000.

      Our fourth quarter 2000 results reflected a decline in our previously reported growth rates for both revenue and average daily volume. These declines were caused by an overall weakening of the economy.

     Liquidity and Capital Resources

      Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $1.6 billion at December 31, 2001.

      As part of our continuing share repurchase program, $1.3 billion was authorized for share repurchases in May 2001, and an additional $1.0 billion was authorized for share repurchases in February 2002.

      We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.694 billion was outstanding under these programs as of December 31, 2001, of which $1.25 billion has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis. The average interest rate on the amount outstanding at December 31, 2001 was 1.85%. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2001.

      We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.25 billion each, with one expiring on April 25, 2002 and the other expiring on April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 2001.

      We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At December 31, 2001, $1.0 billion was available under this program. The £500 million Pound Sterling denominated bonds which are outstanding (recorded at $725 million at December 31, 2001) were issued in February 2001 and bear interest at a stated rate of 5.50%.

      We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. There was approximately $1.132 billion issued under this shelf registration statement at December 31, 2001, including $491 million in notes issued under the UPS Notes program. These notes have various terms and maturities, all with fixed interest rates. Also during 2001, we issued $89 million in floating rate senior notes due December 2050, $52 million in floating rate senior notes due June 2051, and $95 million in floating rate senior notes due December 2051, all of which bear interest at one-month LIBOR less 45 basis points.

      On August 9, 1999, the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd. (“OPL”), a Bermuda company that had reinsured excess value (“EV”) package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The Court held that for the 1984 tax year we were liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million, and interest for a total after-tax exposure estimated at approximately $246 million.

      On June 20, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court’s decision. On September 13, 2001, the Eleventh Circuit denied the IRS’s petition to have the appeal reheard en banc. The IRS did not appeal the case to the U.S. Supreme Court and, consequently, the case has been remanded to the Tax Court to consider alternative arguments raised by the parties. At this time, we do not know what the outcome of the remanded proceedings in the Tax Court will be.

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

      We are named as a defendant in twenty-five pending lawsuits that seek to hold us liable for the collection of premiums for EV package insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

      These actions were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

      Twenty-four of these twenty-five cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. Motions to dismiss these cases are pending, as are motions to remand several of these cases to state court. The other pending case was filed on January 28, 2002 in state court in Georgia. We have removed it to federal court and are seeking to have it consolidated into the MDL Proceeding.

      We believe that the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these cases cannot presently be determined.

      There was an additional EV case that was pending in state court in Madison County, Illinois (Triad Industries, Inc. v. UPS). Shortly before the Eleventh Circuit reversed the Tax Court decision, we entered into a settlement of this case — only with respect to Illinois EV shippers — based in part on our desire to vigorously defend these actions in the single MDL Proceeding. While expressly denying any and all liability, the settlement resolved the Illinois case. This settlement has no impact on the claims pending in the MDL Proceeding regarding EV purchases relating to shipments from states other than Illinois. The Illinois court held a fairness hearing on November 15, 2001, and approved the settlement. No appeals were filed to challenge the settlement, and the deadline to do so has passed. Under the settlement, we will provide qualifying settlement class members with coupons toward the purchase of specified UPS services, subject to the terms and conditions of the settlement, and have paid the agreed-upon plaintiffs’ attorneys’ fees. The settlement’s ultimate cost to us will depend upon a number of factors. This settlement did not have a material adverse effect on our financial condition, results of operations or liquidity.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations or liquidity.

      Reference is made to Note 4 to the accompanying consolidated financial statements for more information on the preceding matters.

      Due to the events of September 11, 2001 (as described in Note 18), increased security requirements for air carriers may be forthcoming; however, we do not anticipate that such measures will have a material adverse effect on our financial condition, results of operations or liquidity. In addition, our insurance premiums have risen and we have taken several actions, including self-insuring certain risks, to mitigate the expense increase.

      As of December 31, 2001, we had approximately 232,500 employees (64% of total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements run through July 31, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on July 31, 2001. Members of Teamsters 2727 recently voted down a proposed new contract, and negotiations are scheduled to resume in April 2002. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

      We entered into negotiations with the Teamsters in January 2002 for a new national master agreement. It is our desire through these discussions to reach an agreement on a new contract prior to the end of our current five-year agreement on July 31, 2002. Any strike, work stoppage or slowdown that results from our failure to reach a timely agreement with the Teamsters, and any change in shipping behavior by our customers or potential customers due to perceptions that we will not reach a timely agreement with the Teamsters, could have a material adverse effect on our financial condition and results of operations. We do not, however, anticipate that this will occur.

      In November 2001, we announced rate increases, that took effect on January 7, 2002, and are in line with previous rate increases. We increased rates for standard ground shipments an average of 3.5% for commercial deliveries. The ground residential charge increased $0.05 to $1.10 over the commercial ground rate, and this charge will also be applied to express deliveries in 2002. The additional delivery area surcharge added to ground deliveries in certain less accessible areas remained at $1.50, however in 2002 this charge will also be applied to express deliveries to these addresses. Rates for UPS Hundredweight will increase 5.9%. In addition, we increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 4.0%. The surcharge for UPS Next Day Air Early A.M. increased from $27.50 to $28.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market. An index-based surcharge, which initially was effective December 10, 2001, will continue and will reset on a monthly basis beginning in February 2002. The index-based surcharge could range from 0.00% to 1.50% and is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy.

      We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases, through 2009. Following is a summary of capital expenditures:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Buildings and facilities	$763	$947	$579
Aircraft and parts	932	645	433
Vehicles	303	156	139
Information technology	374	399	325

	$2,372	$2,147	$1,476

      We anticipate capital expenditures of approximately $2.0 billion in 2002. These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software.

      A discussion of our anticipated future payments under operating leases, capital leases, debt obligations, and purchase commitments is provided in Note 2 to the consolidated financial statements. A discussion of our unfunded lending commitments is provided in Note 14 to the consolidated financial statements.

     Market Risk

      We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. All of these market risks arise in the normal course of business, as UPS does not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, equity and commodity forward contracts, options, and swaps.

      The following analyses provide quantitative information regarding our exposure to foreign currency exchange risk, interest rate risk, commodity price risk, and equity price risk. We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain limitations inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

      A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 13 to the consolidated financial statements.

     Commodity Price Risk

      We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline, which are used in the transportation of packages. Additionally, we are exposed to an increase in the prices of other energy products, primarily natural gas and electricity, used in our operating facilities throughout the world. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel and energy prices. These derivative instruments generally cover forecasted fuel and energy consumption for periods up to one year. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2001 and 2000 was a liability of approximately $(27) and $(5) million, respectively. The potential loss in the fair value of these derivative contracts, assuming a 10% change in the underlying commodity price, would be approximately $27 and $9 million at December 31, 2001 and 2000, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

     Foreign Currency Exchange Risk

      We have foreign currency risks related to our revenue, operating costs, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. As of December 31, 2001 and 2000, the net fair value of the hedging instruments described above was an asset (liability) of approximately $4 and $(9) million, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $4 and $37 million for 2001 and 2000, respectively.

      This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

     Interest Rate Risk

      As described in Note 2 to the consolidated financial statements, we have various debt instruments, including debt associated with capital leases, that are issued at fixed rates of interest. Such financial instruments are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair value of our total long-term debt, including current maturities, at December 31, 2001 and 2000 was $5.3 and $3.7 billion, respectively. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $196 and $127 million for 2001 and 2000, respectively.

      We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. Interest rate swaps allow us to maintain a target range of floating rate debt. The net fair value of our interest rate swaps at December 31, 2001 and 2000 was an asset (liability) of approximately $(74) and $3 million, respectively. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $67 and $30 million for 2001 and 2000, respectively.

      This sensitivity analysis assumes a parallel shift in the yield curve. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates.

     Equity Price Risk

      We hold investments in various available-for-sale equity securities which are subject to price risk. The fair value of such investments, as of December 31, 2001 and 2000, was an asset of approximately $341 and $382 million, respectively. In addition, we utilize options to hedge the price risk for certain of these equity securities. The potential change in the fair value of these investments, assuming a 10% change in prices net of the offsetting impact of any hedges, would be approximately $12 and $31 million for 2001 and 2000, respectively.

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

     Future Accounting Changes

      In June 2001, the FASB issued Statement No. 141 “Business Combinations” (“FAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

      Goodwill amortization, which was $72 million for 2001, ceased when we implemented FAS 142 on January 1, 2002. To comply with the transition provisions of FAS 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units is being tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is primarily being determined through the use of a discounted cash flow methodology. We have not completed our impairment testing required by the transition provisions of FAS 142, and therefore it is not practical, at this time, to estimate the impact of adoption of this statement.

      In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) which superceded Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“FAS 121”). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves several implementation issues arising from FAS 121. FAS 144 became effective for us on January 1, 2002, and the effects of adoption were not material to our results of operations or financial condition.

     Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in Note 1 to our consolidated financial statements, the amounts of assets, liabilities, revenue and expenses reported in our financial statements are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. Actual results could differ from our estimates, which would affect the related amounts reported in our financial statements. While estimates and judgments are applied in arriving at many reported amounts, such as pension and postretirement medical benefits and provisions for self-insured risks, we believe that the following matters may involve a higher degree of judgment and complexity.

      Contingencies — As discussed in Note 4 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with

Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

      Goodwill impairment — The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) in June 2001. As a result of the issuance of this new standard, goodwill will no longer be amortized, but will be subjected to annual impairment testing starting in 2002. Goodwill impairment testing will require that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet. The estimation of fair value will require that we make judgments concerning future cash flows and appropriate discount rates. Our estimate of the fair value of goodwill could change over time based on the a variety of factors, including the actual operating performance of the underlying reporting units. We have not completed our transitional impairment testing required by FAS 142, so we are unable to estimate the impact of the adoption of this standard on our financial statements. At December 31, 2001, our recorded goodwill (net of accumulated amortization) was $1.112 billion.

      Derivative instruments — As discussed in Note 13 to our consolidated financial statements, and in the “Market Risk” section of this report, we hedge certain risks that are incurred in the normal operation of our business. In connection with these activities, we have adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all financial derivative instruments be recorded on the balance sheet at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, and pricing models that consider current market conditions and contractual prices for the underlying financial instruments or commodities. Changes in the fixed income, equity, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations.

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

Risk Factors

      The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•	The effect of general economic and other conditions in the markets in which we operate, both in the United States and internationally. Our operations in international markets also are affected by currency exchange and inflation risks.

•	Strikes, work stoppages and slowdowns by our employees. Such actions may affect our ability to meet our customers’ needs, and customers may do more business with our competitors if they believe that such actions may adversely affect our ability to provide service. We may face permanent loss of customers if we are unable to provide uninterrupted service. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

•	The impact of complex and stringent aviation, transportation, environmental, labor, employment and other governmental laws and regulations, and the impact of new laws and regulations that may result from increased security concerns following the events of September 11, 2001. Our failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct our operations.

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

Item 8.     Financial Statements and Supplementary Data

      Our financial statements are filed together with this Form 10-K. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this Form 10-K. Supplementary data appear in Note 19 to our financial statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 16, 2002, which we filed with the SEC on March 22, 2002, and is incorporated herein by reference.

      Information about our executive officers can be found in Part I, Item 1A, of this Form 10-K under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

      Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 16, 2002, which we filed with the SEC on March 22, 2002, and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information about executive compensation is presented under the caption “Compensation of Executive Officers and Directors,” excluding the information under the caption “Report of the Compensation Committee,” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 16, 2002, which we filed with the SEC on March 22, 2002, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 16, 2002, which we filed with the SEC on March 22, 2002, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      None.

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

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/s/ MICHAEL L. ESKEW

Michael L. Eskew
Chairman and
Chief Executive Officer

Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. BROWN, III William H. Brown, III	Director	March 29, 2002

/s/ D. SCOTT DAVIS D. Scott Davis	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ CALVIN DARDEN Calvin Darden	Senior Vice President and Director	March 29, 2002

/s/ MICHAEL L. ESKEW Michael L. Eskew	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

James P. Kelly	Director

Ann M. Livermore	Director

Gary E. MacDougal	Director

/s/ JOSEPH R. MODEROW Joseph R. Moderow	Senior Vice President, Secretary and Director	March 29, 2002

/s/ KENT C. NELSON Kent C. Nelson	Director	March 29, 2002

Signature	Title	Date

Victor A. Pelson	Director

/s/ LEA N. SOUPATA Lea N. Soupata	Senior Vice President and Director	March 29, 2002

Robert M. Teeter	Director

John W. Thompson	Director

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Senior Vice President, Chief Operating Officer and Director	March 29, 2002

UNITED PARCEL SERVICE, INC.

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENTS SCHEDULES

Item 8 — Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners

United Parcel Service, Inc.
Atlanta, Georgia

      We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, as amended.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

January 29, 2002

CONSOLIDATED BALANCE SHEETS

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

(In millions except share and per share amounts)

	December 31,

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$858	$879
Marketable securities and short-term investments	758	1,073
Accounts receivable, net	4,078	4,078
Finance receivables, net	708	62
Prepaid health and welfare benefit costs	446	408
Other current assets	749	624

Total Current Assets	7,597	7,124

Property, Plant and Equipment (net of accumulated depreciation and amortiza- tion of $10,620 and $9,665 in 2001 and 2000)	13,438	12,329
Prepaid Pension Costs	1,845	1,593
Other Assets	1,756	616

	$24,636	$21,662

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$518	$623
Accounts payable	1,742	1,674
Accrued wages and withholdings	1,169	1,134
Dividends payable	212	192
Other current liabilities	988	878

Total Current Liabilities	4,629	4,501

Long-term Debt (including capitalized lease obligations)	4,648	2,981

Accumulated Postretirement Benefit Obligation	1,130	1,049

Deferred Taxes, Credits and Other Liabilities	3,981	3,396

Shareowners’ Equity:
Preferred stock, no par value, authorized 200,000,000 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600,000,000 shares, Issued 771,890,541 and 935,873,745 in 2001 and 2000.	8	9
Class B common stock, par value $.01 per share, authorized 5,600,000,000 shares, Issued 349,435,195 and 198,819,384 in 2001 and 2000.	3	2
Additional paid-in capital	414	267
Retained earnings	10,162	9,684
Accumulated other comprehensive loss	(339)	(227)
Deferred compensation arrangements	47	—

	10,295	9,735
Less: Treasury stock, at cost (817,414 and 0 shares in 2001 and 2000)	(47)	—

	10,248	9,735

	$24,636	$21,662

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

(In millions except per share amounts)

	Years Ended December 31,

	2001	2000	1999

Revenue	$30,646	$29,771	$27,052

Operating Expenses:
Compensation and benefits	17,397	16,546	15,285
Other	9,287	8,713	7,862

	26,684	25,259	23,147

Operating Profit	3,962	4,512	3,905

Other Income and (Expense):
Investment income	159	527	197
Interest expense	(184)	(205)	(228)
Tax assessment	–	–	(1,786)

	(25)	322	(1,817)

Income Before Income Taxes And Cumulative Effect Of Change In Accounting Principle	3,937	4,834	2,088
Income Taxes	1,512	1,900	1,205

Income Before Cumulative Effect Of Change In Accounting Principle	2,425	2,934	883
Cumulative Effect Of Change In The Method Of Accounting For Derivatives, Net Of Taxes	(26)	–	–

Net Income	$2,399	$2,934	$883

Basic Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$2.15	$2.54	$0.79

Basic Earnings Per Share	$2.13	$2.54	$0.79

Diluted Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$2.12	$2.50	$0.77

Diluted Earnings Per Share	$2.10	$2.50	$0.77

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

(In millions except per share amounts)

	Class A		Class B				Accumulated
	Common Stock		Common Stock		Additional		Other	Deferred	Treasury Stock		Total
					Paid-In	Retained	Comprehensive	Compensation			Shareowners’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Arrangements	Shares	Amount	Equity

Balance, January 1, 1999	1,118	$11	—	$—	$325	$7,325	$(63)	$—	(23)	$(425)	$7,173
Comprehensive income:
Net income	—	—	—	—	—	883	—	—	—	—	883
Foreign currency adjustments	—	—	—	—	—	—	(104)	—	—	—	(104)
Unrealized loss on marketable securities	—	—	—	—	—	—	(3)	—	—	—	(3)

Comprehensive income											776

Dividends ($.58 per share)	—	—	—	—	—	(672)	—	—	—	—	(672)
Gain on issuance of treasury stock	—	—	—	—	5	—	—	—	—	—	5
Stock award plans	7	—	—	—	91	—	—	—	21	434	525
Treasury stock purchases	—	—	—	—	—	—	—	—	(54)	(1,232)	(1,232)
Treasury stock issuances	—	—	—	—	—	—	—	—	32	633	633
Issuance of Class B common stock in public offering, net of issuance costs	—	—	109	1	5,265	—	—	—	—	—	5,266
Retirement of treasury stock	(24)	—	—	—	(590)	—	—	—	24	590	—

Balance, December 31, 1999	1,101	11	109	1	5,096	7,536	(170)	—	—	—	12,474
Comprehensive income:
Net income	—	—	—	—	—	2,934	—	—	—	—	2,934
Foreign currency adjustments	—	—	—	—	—	—	(56)	—	—	—	(56)
Unrealized loss on marketable securities	—	—	—	—	—	—	(1)	—	—	—	(1)

Comprehensive income								—			2,877

Dividends ($.68 per share)	—	—	—	—	—	(786)	—	—	—	—	(786)
Stock award plans	15	—	—	—	602	—	—	—	—	—	602
Common stock purchases through tender offer	(68)	(1)	—	—	(4,069)	—	—	—	—	—	(4,070)
Common stock purchases	(16)	—	(7)	—	(1,395)	—	—	—	—	—	(1,395)
Common stock issuances	1	—	—	—	33	—	—	—	—	—	33
Conversion of Class A common stock to Class B common stock	(97)	(1)	97	1	—	—	—	—	—	—	—

Balance, December 31, 2000	936	9	199	2	267	9,684	(227)	—	—	—	9,735
Comprehensive income:
Net income	—	—	—	—	—	2,399	—	—	—	—	2,399
Foreign currency adjustments	—	—	—	—	—	—	(46)	—	—	—	(46)
Unrealized loss on marketable securities	—	—	—	—	—	—	(17)	—	—	—	(17)
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(49)	—	—	—	(49)

Comprehensive income											2,287

Dividends ($.76 per share)	—	—	—	—	—	(856)	—	—	—	—	(856)
Stock award plans	13	—	—	—	521	—	—	—	—	—	521
Common stock issuances for acquisitions	—	—	8	—	510	—	—	—	—	—	510
Common stock purchases	(26)	—	(10)	—	(954)	(1,065)	—	—	—	—	(2,019)
Other common stock issuances	1	—	—	—	70	—	—	—	—	—	70
Common stock held for deferred compensation arrangements	—	—	—	—	—	—	—	47	(1)	(47)	—
Conversion of Class A common stock to Class B common stock	(152)	(1)	152	1	—	—	—	—	—	—	—

Balance, December 31, 2001.	772	$8	349	$3	$414	$10,162	$(339)	$47	(1)	$(47)	$10,248

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$2,399	$2,934	$883
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,396	1,173	1,139
Postretirement benefits	81	57	21
Deferred taxes, credits and other	638	(81)	562
Stock award plans	495	539	443
Gain on investments and sale of business	—	(263)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	415	(851)	(454)
Finance receivables	(630)	(62)	—
Prepaid health and welfare benefit costs	(38)	(27)	(31)
Other current assets	(104)	(252)	(3)
Prepaid pension costs	(252)	(662)	(593)
Accounts payable	(470)	317	(27)
Accrued wages and withholdings	27	131	(94)
Dividends payable	20	(169)	114
Tax assessment	—	(311)	226
Other current liabilities	(77)	269	73

Net cash from operating activities	3,900	2,742	2,259
Cash flows from investing activities:
Capital expenditures	(2,372)	(2,147)	(1,476)
Disposals of property, plant and equipment	165	251	213
Purchases of marketable securities and short-term investments	(3,361)	(8,127)	(3,981)
Sales and maturities of marketable securities and short-term investments	3,690	9,345	2,290
Construction funds in escrow	21	90	(111)
Payments for acquisitions, net of cash acquired	(466)	(245)	(63)
Other asset receipts (payments)	(60)	(42)	3

Net cash (used in) investing activities	(2,383)	(875)	(3,125)
Cash flows from financing activities:
Proceeds from borrowings	2,312	2,297	502
Repayments of borrowings	(1,089)	(1,168)	(679)
Issuance of Class B common stock in public offering, net of issuance costs	—	—	5,266
Purchases of common stock via tender	—	(4,070)	—
Other purchases of common stock	(2,019)	(1,395)	(1,232)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	228	88	685
Dividends	(856)	(786)	(672)
Other transactions	(69)	(127)	(1)

Net cash from (used in) financing activities	(1,493)	(5,161)	3,869
Effect of exchange rate changes on cash	(45)	(31)	(39)

Net increase (decrease) in cash and cash equivalents	(21)	(3,325)	2,964
Cash and cash equivalents:
Beginning of year	879	4,204	1,240

End of year	$858	$879	$4,204

Cash paid during the period for:
Interest, net of amount capitalized	$164	$363	$982

Income taxes	$1,042	$1,567	$773

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

Note 1.     Summary of Accounting Policies

     Initial Public Offering of Common Stock

      In November 1999, we became a publicly traded company by issuing 109.4 million shares of Class B common stock of United Parcel Service, Inc. a newly formed corporation with a new capital structure, which became the parent of United Parcel Service of America, Inc. Class A shares of United Parcel Service, Inc. are entitled to ten votes each, whereas Class B shares are entitled to one vote each. The Class A shares initially issued by United Parcel Service, Inc. were equally allocated among Class A-1, A-2, and A-3 common stock. The different types of Class A common stock are identical, except for the applicable transfer restriction periods, which have all now lapsed. The new capital structure has been given retroactive effect in our financial statements, with no changes to previously reported net income. All of the net proceeds of the IPO of $5.266 billion have subsequently been used for a tender offer and other repurchases of our Class A and Class B shares.

     Basis of Financial Statements and Business Activities

      The accompanying financial statements include the accounts of United Parcel Service, Inc., and all of its consolidated subsidiaries (collectively “UPS” or the “Company”). All material intercompany balances and transactions have been eliminated.

      UPS concentrates its operations in the field of transportation services, primarily domestic and international letter and package delivery. Through our non-package subsidiaries, we are also a global provider of specialized transportation, logistics, and financial services.

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

      As of December 31, 2001, we had approximately 232,500 employees (64% of total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on July 31, 2001. Members of Teamsters 2727 recently voted down a proposed new contract, and negotiations are scheduled to resume in April 2002. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

     Revenue Recognition

      In our package operations, revenue is recognized upon delivery of a letter or package. For our non-package operations, revenue recognition is as follows:

UPS Logistics Group — Material management and distribution revenue is recognized upon performance of the service provided.

Forwarding & Brokerage Services — Revenue is recognized net of the expense related to the transportation of freight at the time the services are performed. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

UPS Capital — Income on loans and direct finance leases is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Income on operating leases is recognized on the straight-line method over the terms of the underlying leases.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 as required in the fourth quarter of 2000 without a material impact on our financial position or results of operations.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments (including investments in debt and auction rate securities of $331 and $714 million at December 31, 2001 and 2000, respectively) that are readily convertible into cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Marketable Securities

      Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported as other comprehensive income (“OCI”), a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

     Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles — 9 years; Aircraft — 12 to 20 years; Buildings — 20 to 40 years; Leasehold Improvements — lives of leases; Plant Equipment — 5 to 8 1/3 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

     Goodwill

      Costs of purchased businesses in excess of net assets acquired (goodwill) are amortized over either a 10-year or 20-year period using the straight-line method. See section on new accounting pronouncements included in this note.

     Impairment of Long-Lived Assets

      We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

     Income Taxes

      Income taxes are accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

FAS 109 generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized.

     Capitalized Interest

      Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $47, $26 and $20 million for 2001, 2000 and 1999, respectively.

     Stock Options

      We have adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under FAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for stock option grants. We do, however, include in Note 6 pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Capitalized Software

      Effective January 1, 1999, we adopted the Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires that we capitalize certain costs to develop or obtain computer software for internal use. Capitalized costs for this software are amortized using the straight-line method over periods ranging from three to five years.

Derivative Instruments

      Effective January 1, 2001, we adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by Statements No. 137 and No. 138. FAS 133, as amended, requires us to record all financial derivative instruments on our balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in OCI until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

      At January 1, 2001, our financial statements were adjusted to record a cumulative effect of adopting FAS 133, as follows (in millions):

	Income	OCI

Adjustment to fair value of derivative instruments	$(42)	$37
Income tax effects	16	(14)

Adjustment, net of tax	$(26)	$23

Effect on diluted earnings per share (a)	$(0.02)

(a)	For income effect, amount shown is net of adjustment to hedged items.

      The cumulative effect on income resulted primarily from marking to market the time value of option contracts used in commodity and foreign currency cash flow hedging. The cumulative effect on OCI resulted primarily from marking to market swap contracts used as cash flow hedges of anticipated foreign currency cash flows and anticipated purchases of energy products.

New Accounting Pronouncements

      In June 2001, the FASB issued Statement No. 141 “Business Combinations” (“FAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

      Goodwill amortization, which was $72 million for 2001, ceased when we implemented FAS 142 on January 1, 2002. To comply with the transition provisions of FAS 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units is being tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is primarily being determined through the use of a discounted cash flow methodology. We have not completed our impairment testing required by the transition provisions of FAS 142, and therefore it is not practical, at this time, to estimate the impact of adoption of this statement.

      In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) which superceded Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“FAS 121”). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves several implementation issues arising from FAS 121. FAS 144 became effective for us on January 1, 2002, and the effects of adoption were not material to our results of operations or financial condition.

Changes in Presentation

      Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Note 2.     Long-Term Debt and Commitments

      Long-term debt, as of December 31, consists of the following (in millions):

	2001	2000

8 3/8% debentures, due April 1, 2020(i)	$424	$424
8 3/8% debentures, due April 1, 2030(i)	276	276
Commercial paper(ii)	1,694	1,366
Industrial development bonds, Philadelphia Airport facilities, due December 1, 2015(iii)	100	100
Special facilities revenue bonds, Louisville Airport facilities, due January 1, 2029(iv)	149	149
Floating rate senior notes(v)	341	105
1.75% Cash-settled convertible senior notes, due September 27, 2007(vi)	291	300
Capitalized lease obligations(vii)	521	562
UPS Notes(viii)	486	—
6.625% EuroNotes, due April 25, 2001	—	200
5.50% Pound Sterling notes, due February 12, 2031	725	—
4.5% Singapore Dollar notes, due November 11, 2004	54	58
Installment notes, mortgages and bonds at various rates	105	64

	5,166	3,604
Less current maturities	(518)	(623)

	$4,648	$2,981

(i)	On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8 3/8% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payouts of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.

(ii)	The weighted average interest rate on the commercial paper outstanding as of December 31, 2001 and 2000, was 1.9% and 6.5%, respectively. Of the total commercial paper balance outstanding as of December 31, 2001, $1.25 billion has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis. The amount of commercial paper outstanding in 2002 is expected to fluctuate. We are authorized to borrow up to $7.0 billion under the two commercial paper programs we maintain as of December 31, 2001.

(iii)	The industrial development bonds bear interest at a daily variable rate. The average interest rates for 2001 and 2000 were 2.5% and 4.0%, respectively.

(iv)	The special facilities revenue bonds bear interest at a daily variable rate. The average interest rates for 2001 and 2000 were 2.6% and 4.1%, respectively.

(v)	The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2001 and 2000 were 3.3% and 6.1%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

(vi)	The cash-settled convertible senior notes bear interest at a stated rate of 1.75% and are callable after three years. The notes may be exchanged for an amount of cash that is indexed to the trading price of our Class B common stock. In conjunction with the debt offering, we entered into a swap transaction in which UPS pays 30 Day LIBOR less 38 basis points, and receives the 1.75% cash coupon plus any equity appreciation payable in cash on the notes. The average interest rate payable on the swap for 2001 and 2000 was 3.8% and 6.3%, respectively.

(vii)	We have capitalized lease obligations for certain aircraft, which are included in Property, Plant and Equipment at December 31 as follows (in millions):

	2001	2000

Aircraft	$933	$768
Accumulated amortization	(109)	(81)

	$824	$687

(viii)	The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2001, the coupon rates of the outstanding notes varied between 5.0% and 6.6%, and the interest payments are made either monthly or semiannually. The maturities of the notes range from 2005 to 2017. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2001 was 2.8%.

      Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $5.3 and $3.7 billion as of December 31, 2001 and 2000, respectively.

      We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2051. The following table sets forth the aggregate minimum lease payments under capitalized and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

	Capitalized	Operating	Debt	Purchase
Year	Leases	Leases	Principal(1)	Commitments

2002	$68	$368	$27	$902
2003	68	299	26	952
2004	68	225	64	877
2005	93	181	17	646
2006	68	137	71	716
After 2006	358	665	2,746	1,569

Total	723	$1,875	$2,951	$5,662

Less imputed interest	(202)

Present value of minimum capitalized lease payments	521
Less current portion	(47)

Long-term capitalized lease obligations	$474

(1)	Debt principal repayments exclude our outstanding commercial paper balance of $1.694 billion.

      As of December 31, 2001, we had outstanding letters of credit totaling approximately $1.3 billion issued in connection with routine business requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

      We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.25 billion each, with one expiring April 25, 2002 and the other April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2001, there were no outstanding borrowings under these facilities. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2001.

      We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. The debt may be denominated in a variety of currencies. There was approximately $1.132 billion issued under this shelf registration statement at December 31, 2001. We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At December 31, 2001, $1.0 billion was available under this program.

Note 3.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2001	2000	1999

Numerator:
Numerator for basic and diluted earnings per share — net income	$2,399	$2,934	$883

Denominator:
Weighted-average shares	1,124	1,152	1,119
Contingent shares — Management incentive awards	2	1	2

Denominator for basic earnings per share	1,126	1,153	1,121
Effect of dilutive securities:
Additional contingent shares — Management incentive awards	5	6	9
Stock options	13	16	11

Denominator for diluted earnings per share	1,144	1,175	1,141
Basic earnings per share	$2.13	$2.54	$0.79

Diluted earnings per share	$2.10	$2.50	$0.77

Note 4.     Legal Proceedings and Contingencies

      On August 9, 1999, the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd. (“OPL”), a Bermuda company that had reinsured excess value (“EV”) package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The Court held that for the 1984 tax year we were liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million, and interest for a total after-tax exposure estimated at approximately $246 million.

      On June 20, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court’s decision. On September 13, 2001, the Eleventh Circuit denied the IRS’s petition to have the appeal reheard en banc. The IRS did not appeal the case to the U.S. Supreme Court and, consequently, the case has been remanded to the Tax Court to consider alternative arguments raised by the parties. At this time, we do not know what the outcome of the remanded proceedings in the Tax Court will be.

      The IRS has taken similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984. Tax years 1985 through 1990 currently are docketed in the Tax Court, although no trial date has been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

set pending resolution of the case that covers the 1984 year. Further, the IRS has issued a report asserting similar positions for the 1991 through 1994 tax years, and we expect the IRS to take similar positions for tax years 1995 through 1999. Based on the Tax Court decision, we estimate that our total after-tax exposure for tax years 1984 through 1999 could be as high as $2.353 billion.

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

      We determine the size of our reserve with respect to these matters in accordance with accounting principles generally accepted in the United States of America. In 1999, we estimated our most likely liability based on the initial Tax Court decision. In making this determination, we concluded that, based on the Tax Court decision, it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. In our prior estimation, if penalties and penalty interest ultimately were determined to be payable, we would have had to record an additional charge of up to $681 million. Since the outcome of remanded proceedings in the Tax Court is uncertain, we currently do not know what impact the Eleventh Circuit decision ultimately will have on our recorded reserve and above estimations for this matter.

      Further, again as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately be determined to be due to the IRS, on August 31, 1999, we paid $1.349 billion and, on August 8, 2000, we paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the EV insurance program, using the IRS’s methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years. These amounts will remain with the IRS pending further proceedings.

      The EV program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

      The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $16 million in additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through December 31, 2001 could aggregate up to approximately $436 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2001. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

      We are named as a defendant in twenty-five pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on a variety of state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

      These actions were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

      Twenty-four of these twenty-five cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. Motions to dismiss these cases are pending, as are motions to remand several of these cases to state court. The other pending case was filed on January 28, 2002 in state court in Georgia. We have removed it to federal court and are seeking to have it consolidated into the MDL Proceeding.

      In addition to the cases in which UPS is named as a defendant, there is also an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. Although the case has been pending in California state court, the complaint was recently amended to allege a nationwide plaintiff class, and to add a UPS subsidiary, Mail Boxes Etc., Inc. (“New MBE”), and an MBE franchisee as a representative of a purported nationwide defendant class of franchisees, as new defendants. Previously, only the former franchisor, which was not affiliated with UPS, was named a defendant. New MBE has removed the case to federal court, and is attempting to have it consolidated into the MDL Proceeding. The plaintiff is seeking to have the case remanded back to state court.

      We believe that the allegations in these cases have no merit and intend to continue to defend them vigorously. The ultimate resolution of these cases cannot presently be determined.

      There was an additional EV case that was pending in state court in Madison County, Illinois (Triad Industries, Inc. v. UPS). Shortly before the Eleventh Circuit reversed the Tax Court decision, we entered into a settlement of this case — only with respect to Illinois EV shippers — based in part on our desire to vigorously defend these actions in the single MDL Proceeding. While expressly denying any and all liability, the settlement resolved the Illinois case. This settlement has no impact on the claims pending in the MDL Proceeding regarding EV purchases relating to shipments from states other than Illinois. The Illinois court held a fairness hearing on November 15, 2001, and approved the settlement. No appeals were filed to challenge the settlement, and the deadline to do so has passed. Under the settlement, we will provide qualifying settlement class members with coupons toward the purchase of specified UPS services, subject to the terms and conditions of the settlement, and have paid the agreed-upon plaintiffs’ attorneys’ fees. The settlement’s ultimate cost to us will depend upon a number of factors. This settlement did not have a material adverse effect on our financial condition, results of operations or liquidity.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations or liquidity.

Note 5.     Employee Benefit Plans

      We maintain several defined benefit pension plans (the “Plans”). The Plans are noncontributory and include all employees of participating domestic subsidiaries who meet certain minimum age and years of service requirements, except those employees covered by certain multi-employer plans provided for under collective bargaining agreements.

      The Plans provide for retirement benefits based on either service credits or average compensation levels earned by employees prior to retirement. The Plans’ assets consist primarily of publicly traded securities and include approximately 24.1 and 24.5 million shares of UPS common stock at December 31, 2001 and 2000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

respectively. Our funding policy is consistent with relevant federal tax regulations. Accordingly, our contributions are deductible for federal income tax purposes.

      We also sponsor postretirement medical plans that provide health care benefits to our retirees who meet certain eligibility requirements and who are not otherwise covered by multi-employer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to collective bargaining agreements. We have the right to modify or terminate certain of these plans. In many cases, these benefits have been provided to retirees on a noncontributory basis; however, in certain cases, retirees are required to contribute toward the cost of the coverage.

      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets, and a statement of funded status as of September 30, with certain amounts included in the balance sheet as of December 31 (in millions):

			Postretirement
	Pension Benefits		Medical Benefits

	2001	2000	2001	2000

Change in Benefit Obligation
Net benefit obligation at October 1, prior year	$4,547	$4,196	$1,500	$1,397
Service cost	192	181	55	50
Interest cost	363	324	118	106
Plan participants’ contributions	—	—	2	2
Plan amendments	20	—	2	3
Actuarial (gain) loss	394	(13)	157	8
Gross benefits paid	(169)	(141)	(75)	(66)

Net benefit obligation at September 30.	5,347	4,547	1,759	1,500

Change in Plan Assets
Fair value of plan assets at October 1, prior year	7,661	5,507	466	374
Actual return on plan assets	(1,218)	1,563	(70)	96
Employer contributions	222	732	49	61
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(169)	(141)	(75)	(66)

Fair value of plan assets at September 30.	6,496	7,661	372	467

Funded status at September 30.	1,149	3,114	(1,387)	(1,033)
Unrecognized net actuarial (gain) loss	361	(1,874)	254	(16)
Unrecognized prior service cost	295	305	(4)	(7)
Unrecognized net transition obligation	39	47	—	—
Employer contributions	1	1	7	7

Net asset (liability) recorded at end of year	$1,845	$1,593	$(1,130)	$(1,049)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

      Net periodic benefit cost (benefit) for the years ended December 31 included the following components (in millions):

				Postretirement
	Pension Benefits			Medical Benefits

	2001	2000	1999	2001	2000	1999

Service cost	$192	$181	$187	$55	$50	$41
Interest cost	363	324	293	118	106	83
Expected return on assets	(616)	(471)	(351)	(42)	(34)	(26)
Amortization of:
Transition obligation	8	8	8	—	—	—
Prior service cost	30	30	23	(1)	(1)	(2)
Actuarial (gain) loss	(7)	(1)	6	—	1	—

Net periodic benefit cost (benefit)	$(30)	$71	$166	$130	$122	$96

      The significant assumptions used in the measurement of our benefit obligations are as follows:

	2001	2000	1999

Expected long-term annual rate of earnings on plan assets	9.50%	9.50%	9.50%
Discount rate	7.50%	7.75%	7.50%
Rate of annual increase in future compensation levels for pension benefits	4.00%	4.00%	4.00%

      Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 7.00% for pre-65 and post-65 medical costs, decreasing to 5.50% for pre-65 and post-65 by the year 2004 and with consistent annual increases at those ultimate levels thereafter.

      Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase

		1% Decrease

Effect on total of service and interest cost components	$10	$(10)
Effect on postretirement benefit obligation	$87	$(91)

      We also contribute to several multi-employer pension plans for which the above disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $977, $897 and $809 million during 2001, 2000, and 1999, respectively.

      We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the above disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $553, $501, and $463 million during 2001, 2000, and 1999, respectively.

      We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $71, $61 and $55 million for 2001, 2000 and 1999, respectively.

Note 6.     Incentive Compensation Plan

      We adopted the UPS Incentive Compensation Plan in October 1999. The Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2001, management incentive awards, stock options, restricted stock, and performance shares had been granted under the Incentive Compensation Plan.

     Management Incentive Awards

      Persons earning the right to receive Management Incentive Awards are determined annually by the Compensation Committee of the UPS Board of Directors. This Committee, in its sole discretion, determines the total award, which consists of UPS Class A common stock, given in any year. The total of all such awards historically has been 15% of consolidated income before income taxes for the 12-month period ending each September 30, exclusive of certain nonrecurring transactions or accounting changes. Amounts expensed for Management Incentive Awards were $651, $735, and $588 million during 2001, 2000, and 1999, respectively.

     Nonqualified and Incentive Stock Options

      We maintain fixed stock option plans under which options are granted to purchase shares of UPS Class A common stock. Prior to adoption of the Incentive Compensation Plan, these options were granted at the current price of UPS shares as determined by the Board of Directors on the date of option grant. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option was granted. We apply the measurement provisions of APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recorded for the grant of stock options during 2001, 2000 or 1999. Pro forma information regarding net income and earnings per share has been determined as if we accounted for our employee stock options under the fair value method of FAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the vesting period of the options.

      The pro forma information is as follows (in millions except per share amounts):

		2001	2000	1999

Net income	As reported	$2,399	$2,934	$883
	Pro forma	$2,348	$2,907	$870
Basic earnings per share	As reported	$2.13	$2.54	$0.79
	Pro forma	$2.08	$2.52	$0.78
Diluted earnings per share	As reported	$2.10	$2.50	$0.77
	Pro forma	$2.05	$2.47	$0.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

      The assumptions used, by year, and the calculated weighted average fair value of options granted, are as follows:

	2001(1)	2000(1)	1999(1)	1999

Semi-annual dividend per share	n/a	n/a	n/a	$0.30
Expected yield	1.10%	1.00%	1.00%	n/a
Risk-free interest rate	4.64%	6.26%	5.88%	5.14%
Expected life in years	5	5	5	5
Expected volatility	32.4%	40.0%	40.0%	n/a
Weighted average fair value of options granted	$25.49	$32.67	$20.29	$2.08

(1)	Pro forma information for options granted subsequent to, or in connection with, the IPO was calculated using the Black-Scholes option pricing model. Pro forma information for the options granted prior to the IPO was calculated using the minimum value method for nonpublic entities.

      Persons earning the right to receive stock options are determined each year by the Compensation Committee and the UPS Board of Directors. Except in the case of death, disability or retirement, options granted prior to the adoption of our Incentive Compensation Plan are exercisable only during a limited period after the expiration of five years from the date of grant, while options granted under the Incentive Compensation Plan are generally exercisable after three years from the date of grant and before the expiration of the option ten years after the date of grant. All options granted are subject to earlier cancellation or exercise under certain conditions.

      The following is an analysis of options to purchase shares of Class A common stock issued and outstanding:

	Weighted	Number of
	Average	Shares
	Exercise Price	(in thousands)

Outstanding at January 1, 1999	$13.37	35,971
Exercised	10.63	(7,571)
Granted	30.37	11,139
Canceled	14.61	(1,059)

Outstanding at December 31, 1999	18.76	38,480
Exercised	11.88	(7,277)
Granted	59.38	194
Canceled	18.77	(2,085)

Outstanding at December 31, 2000	20.57	29,312
Exercised	13.50	(5,918)
Granted	56.90	5,522
Assumed in acquisitions	58.41	727
Canceled	19.94	(419)

Outstanding at December 31, 2001	$29.64	29,224

      Options were granted to eligible employees under the 1996 Stock Option Plan in March 1999, but options will no longer be granted under that plan. Beginning in November 1999, options were granted under the Incentive Compensation Plan, and a limited option grant to certain employees under this plan occurred in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

2000. Beginning in 2001 and in future years, options to eligible employees will generally be granted annually during the first half of each year at the discretion of the Board of Directors.

      During 2001, we assumed employee stock options in connection with our acquisitions of Fritz Companies, Inc. and First International Bancorp, Inc. (see Note 12), which were converted into options to purchase UPS Class A common shares. Existing stock option plans at Fritz Companies, Inc. were assumed by UPS; however, options will no longer be granted under these plans. Existing stock option plans at First International Bancorp, Inc. were terminated upon the completion of the acquisition.

      No options were exercisable at December 31, 2000 or 1999. The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable

	Shares	Average Life	Average	Shares	Average
Exercise Price Range	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$12.80 — $ 14.88	5,791	0.33	$14.88	6	$13.54
$16.00 — $ 19.93	7,154	1.34	16.01	20	19.08
$21.50 — $ 49.69	6,959	2.43	21.96	162	40.20
$50.00 — $ 56.25	3,438	7.83	50.03	126	50.94
$56.90 — $143.13	5,882	8.99	57.92	281	76.60

	29,224	3.70	$29.64	595	$58.69

      In connection with retention agreements for certain personnel, restricted stock awards for approximately 38,000 Class A shares had been granted, but not vested, as of December 31, 2001. These awards vest over remaining terms of up to three years. No restricted stock awards were granted in 2000 or 1999.

Note 7.     Income Taxes

      The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2001	2000	1999

Current:
Federal	$1,103	$1,709	$834
State	151	215	99

Total Current	1,254	1,924	933

Deferred:
Federal	225	(21)	236
State	33	(3)	36

Total Deferred	258	(24)	272

Total	$1,512	$1,900	$1,205

      Income before income taxes includes income of foreign subsidiaries of $8, $9 and $7 million in 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

      A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax assessment	—	—	17.7
State income taxes (net of federal benefit)	3.1	2.9	4.2
Other	0.3	1.4	0.8

Effective income tax rate	38.4%	39.3%	57.7%

      Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2001	2000

Excess of tax over book depreciation	$2,231	$2,079
Pension plans	718	631
Prepaid health and welfare	146	136
Other	826	612

Gross deferred tax liabilities	3,921	3,458

Other postretirement benefits	507	456
Loss carryforwards (foreign)	287	304
Insurance reserves	190	147
Vacation pay accrual	177	176
Other	428	334

Gross deferred tax assets	1,589	1,417
Deferred tax assets valuation allowance	(287)	(304)

Net deferred tax assets	1,302	1,113

Net deferred tax liability	2,619	2,345

Current deferred tax (asset) liability	(92)	10

Long-term portion — see Note 8	$2,711	$2,335

      The valuation allowance decreased by $17, increased by $21 and decreased by $25 million during the years ended December 31, 2001, 2000 and 1999, respectively.

      We have foreign loss carryforwards of approximately $726 million as of December 31, 2001. Of this amount, $255 million expires in varying amounts through 2011. The remaining $471 million may be carried forward indefinitely. These foreign loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous foreign taxable income within certain foreign tax jurisdictions. In addition, a portion of these losses has been deducted on the U.S. tax return, which could affect the amount of any future benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Note 8.     Deferred Taxes, Credits and Other Liabilities

      Deferred taxes, credits and other liabilities as of December 31 consist of the following (in millions):

	2001	2000

Deferred federal and state income taxes	$2,711	$2,335
Insurance reserves	944	798
Other credits and noncurrent liabilities	326	263

	$3,981	$3,396

Note 9.     Other Operating Expenses

      The major components of other operating expenses for the years ended December 31 are as follows (in millions):

	2001	2000	1999

Repairs and maintenance	$1,050	$958	$945
Depreciation and amortization	1,396	1,173	1,139
Purchased transportation	1,977	1,952	1,679
Fuel	1,000	954	681
Other occupancy	524	412	373
Other expenses	3,340	3,264	3,045

	$9,287	$8,713	$7,862

Note 10.     Segment and Geographic Information

      We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic area. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S. Non-package operations, which include the UPS Logistics Group and the Forwarding and Brokerage Services unit, are distinct from package operations and are thus managed and reported separately. Based on the requirements of FAS 131 “Disclosures about Segments of an Enterprise and Related Information”, reportable segments include U.S. domestic package operations, international package operations and non-package operations.

      In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (see Note 1), with certain expenses allocated between the segments using activity-based costing methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

      Segment information as of, and for the years ended December 31 is as follows (in millions):

	2001	2000	1999

Revenue:
U.S. domestic package	$23,997	$24,002	$22,313
International package	4,245	4,078	3,718
Non-package	2,404	1,691	1,021

Consolidated	$30,646	$29,771	$27,052

Operating Profit:
U.S. domestic package	$3,620	$3,929	$3,506
International package	125	277	230
Non-package	217	306	169

Consolidated	$3,962	$4,512	$3,905

Assets:
U.S. domestic package	$16,180	$15,032	$11,839
International package	2,969	2,756	2,856
Non-package	4,846	2,430	2,064
Unallocated	641	1,444	6,269

Consolidated	$24,636	$21,662	$23,028

      Non-package operating profit included $113, $101, and $108 million for 2001, 2000 and 1999, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

      Revenue by product type for the years ended December 31 is as follows (in millions):

	2001	2000	1999

Letters, packages, and cargo	$28,242	$28,080	$26,031
Other	2,404	1,691	1,021

	$30,646	$29,771	$27,052

      Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2001	2000	1999

U.S.:
Revenue	$26,441	$26,413	$24,105
Long-lived assets	$13,717	$12,477	$10,725
International:
Revenue	$4,205	$3,358	$2,947
Long-lived assets	$3,050	$2,061	$2,111
Consolidated:
Revenue	$30,646	$29,771	$27,052
Long-lived assets	$16,767	$14,538	$12,836

      Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, prepaid pension costs, long-term investments and goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Note 11.     Marketable Securities and Short-Term Investments

      The following is a summary of marketable securities and short-term investments at December 31, 2001 and 2000 (in millions):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
2001	Cost	Gains	Losses	Value

U.S. government & agency securities	$75	$1	$1	$75
U.S. mortgage & asset-backed securities	149	2	—	151
U.S. corporate securities	160	1	2	159
Other debt securities	32	—	—	32

Total debt securities	416	4	3	417
Equity securities	377	9	45	341

	$793	$13	$48	$758

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
2000	Cost	Gains	Losses	Value

U.S. government & agency securities	$262	$1	$—	$263
U.S. mortgage & asset-backed securities	210	4	—	214
U.S. corporate securities	194	2	1	195
Other debt securities	18	1	—	19

Total debt securities	684	8	1	691
Equity securities	396	18	32	382

	$1,080	$26	$33	$1,073

      Included in other debt securities in 2001 are $19 million of retained interests in loan securitizations, associated with our purchase of First International Bancorp, Inc. (see Note 12). The gross realized gains on sales of marketable securities totaled $34, $69, and $6 million in 2001, 2000, and 1999, respectively. The gross realized losses totaled $7, $35, and $12 million in 2001, 2000, and 1999, respectively. The adjustment to unrealized holding losses on marketable securities, net of tax, included in OCI totaled $17, $1, and $3 million in 2001, 2000, and 1999, respectively.

      The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2001, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$79	$79
Due after one year through three years	71	72
Due after three years through five years	19	19
Due after five years	247	247

	416	417
Equity securities	377	341

	$793	$758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Note 12.     Business Combinations

      We regularly explore opportunities to make acquisitions that would enhance our core package delivery business and our various non-package businesses. Our acquisitions include both domestic and international transactions. During the three years ended December 31, 2001, we completed 27 acquisitions that were accounted for under the purchase method of accounting. In connection with the foregoing transactions, we paid cash (net of cash acquired) in the aggregate amount of $466, $245, and $63 million in 2001, 2000, and 1999, respectively, and issued aggregate UPS Class B common shares of 8.4 million in 2001 and none in 2000 and 1999. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions did not meet materiality thresholds on either an individual or aggregate basis. The results of operations of each acquired company are included in our consolidated statement of income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition, however we expect such adjustments to the purchase price allocations to be immaterial.

      The fair value of the assets and liabilities recorded each year as a result of these transactions is as follows (in millions):

	2001	2000	1999

Cash and marketable securities	$182	$3	$–
Accounts receivable, net	415	60	28
Finance receivables (current and noncurrent), net	259	–	–
Other current assets	97	5	–
Property, plant and equipment	202	37	21
Goodwill	764	284	66
Other assets	224	1	2
Accounts payable	(538)	(62)	(18)
Other liabilities	(279)	(26)	(15)
Long-term debt	(347)	(54)	(21)

Consideration paid	$979	$248	$63

Cash consideration paid	$469	$248	$63
Stock consideration paid	$510	$–	$–

      In April 2001, we completed our acquisition of substantially all of the assets of Mail Boxes Etc. (“MBE”) in a transaction in which we paid cash of approximately $185 million. MBE is the world’s largest franchisor of independently owned and operated business, communication, and shipping centers worldwide. The acquisition was accounted for as a purchase and results of operations are included in our non-package segment.

      In May 2001, we completed our acquisition of Fritz Companies, Inc. in a transaction in which we issued 7.3 million UPS class B common shares valued at $456 million. Fritz is a freight forwarding, customs brokerage and logistics concern. The acquisition was accounted for as a purchase. The results of operations of Fritz are included in the Forwarding and Brokerage Services unit of our non-package segment.

      In August 2001, we completed our acquisition of First International Bancorp, Inc. in a transaction in which we issued 1.1 million UPS class B common shares valued at $54 million. First International offers a variety of structured trade finance, commercial and government-backed lending products. First International was integrated with UPS Capital Corporation, the finance subsidiary of UPS, upon the closing of the transaction. The acquisition was accounted for as a purchase and results of operations are included in our non-package segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Note 13.     Derivative Instruments and Risk Management

      We are exposed to market risk, primarily related to foreign exchange, commodity prices, equity prices and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, we enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices, equity prices, and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Commodity Price Risk Management

      We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Additionally, we are exposed to an increase in the prices of other energy products, principally natural gas and electricity. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel and energy prices. These derivative instruments generally cover forecasted energy consumption for periods up to one year. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2001 and 2000 was a liability of approximately $(27) and $(5) million, respectively. We have designated and account for these contracts as cash flow hedges, and therefore the resulting gains and losses from these hedges are recognized as a component of fuel expense or occupancy expense when the underlying fuel or energy product being hedged is consumed.

Foreign Currency Exchange Risk Management

      We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. As of December 31, 2001 and 2000, the net fair value of the hedging instruments described above was an asset (liability) of approximately $4 and $(9) million, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international revenue when the underlying sales occur.

Interest Rate Risk Management

      Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. Interest rate swaps allow us to maintain a target range of floating rate debt. We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2001 and 2000 was an asset (liability) of approximately $(74) and $3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Equity Price Risk Management

      We hold investments in various available-for-sale equity securities which are subject to price risk. We use combinations of options to hedge the price risk exposure inherent in these securities. The fair value of such options contracts designated as hedges, as of December 31, 2001 and 2000, was an asset of approximately $214 and $148 million, respectively, which is classified in marketable securities and short-term investments.

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

Hedges of Anticipated Cash Flows

      A reconciliation of current period changes, net of applicable income taxes, in OCI relating to unrealized gains (losses) on cash flow hedges is as follows (in millions):

Transition adjustment as of January 1, 2001.	$23
Current period declines in fair value, net of income tax effect	(39)
Reclassification to earnings, net of income tax effect	(33)

Balance at December 31, 2001.	$(49)

      The ineffective portion of changes in fair values of hedge positions, reported in income, was a $2 million loss, before income taxes, in 2001. Amounts excluded from the measure of effectiveness, also reported in income, was a $5 million gain, before income taxes, in 2001. The effective portion of gains and losses on cash flow hedges are reported in the income statement category related to the hedged exposure. The amounts recorded in the income statement related to ineffectiveness are reported in the same income statement captions as the effective portion of hedging gains and losses.

      Of the $49 million in net deferred losses recorded in OCI at December 31, 2001, $27 million in losses, before income taxes, are expected to be reclassified to income over the 12 month period ending December 31, 2002. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

      At December 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to cross-currency interest rate swaps on existing financial instruments, was two years. We maintain cross-currency interest rate swaps that extend through 2009.

Hedges of Recognized Assets, Liabilities, and Firm Commitments

      The ineffective portion of changes in fair values of hedge positions, reported in income, was a $2 million loss, before income taxes, in 2001. Amounts excluded from the measure of effectiveness, also reported in income, was a $2 million gain, before income taxes, in 2001. The effective portion of gains and losses on fair value hedges are reported in the income statement category related to the hedged exposure. The amounts recorded in the income statement related to ineffectiveness are reported in the same income statement captions as the effective portion of hedging gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Derivatives Not Designated as Hedges

      Derivatives not designated as hedges primarily consist of interest rate swaps that are used to hedge a portfolio of small debt instruments. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under FAS 133, as amended. The impact from these interest rate swaps on our results was immaterial. Additionally, we have a small portfolio of stock warrants in public and private companies that are held for investment purposes. These warrants are recorded at fair value, and the income statement impact of these warrants on our results was immaterial.

Fair Value of Financial Instruments

      At December 31, 2001 and 2000, our financial instruments included cash and cash equivalents, marketable securities and short-term investments, accounts receivable, finance receivables, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our debt instruments is disclosed in Note 2, marketable securities and short-term investments in Note 11, and finance receivables in Note 14.

Note 14.     Finance Receivables

      The following is a summary of finance receivables at December 31, 2001 and 2000 (in millions):

	2001	2000

Commercial term loans	$372	$—
Investment in finance leases	66	—
Asset-based lending	353	36
Receivable factoring	189	26

Gross finance receivables	980	62
Less: allowance for credit losses	(30)	—

Balance at December 31.	$950	$62

      Outstanding receivable balances at December 31, 2001 and 2000 are net of unearned income of $11 million and none, respectively. UPS equipment leased to others totaled $16 million and none at December 31, 2001 and 2000, respectively.

      Non-earning finance receivables were $24 million and none at December 31, 2001 and 2000, respectively. The activity in the allowance for credit losses on finance receivables was immaterial during 2000. The following is a rollforward of the allowance for credit losses on finance receivables in 2001 (in millions):

2001

Balance at January 1	$—
Provision charged to operations	7
Net transfers related to acquisitions	27
Charge-offs, net of recoveries	(4)

Balance at December 31	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

      The carrying value of finance receivables at December 31, 2001, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying
Value

Due in one year or less	$708
Due after one year through three years	31
Due after three years through five years	25
Due after five years	216

$980

      Based on interest rates for financial instruments with similar terms and maturities, the fair value of finance receivables is approximately $982 and $62 million as of December 31, 2001 and 2000, respectively. At December 31, 2001, we had unfunded loan commitments totaling $664 million, consisting of letters of credit of $52 million and other unfunded lending commitments of $612 million.

Note 15.     Other Assets

      Other assets as of December 31 consist of the following (in millions):

	2001	2000

Goodwill, net of accumulated amortization	$1,112	$288
Intangible assets, net of accumulated amortization	107	106
Non-current finance receivables, net of allowance for credit losses	242	—
Other noncurrent assets	295	222

	$1,756	$616

Note 16.     Property, Plant and Equipment

      Property, plant and equipment as of December 31 consists of the following (in millions):

	2001	2000

Vehicles	$3,485	$3,244
Aircraft (including aircraft under capitalized leases)	9,699	8,663
Land	670	649
Buildings	1,772	1,612
Leasehold improvements	2,069	2,006
Plant equipment	5,602	4,902
Construction-in-progress	761	918

	24,058	21,994
Less: Accumulated depreciation and amortization	(10,620)	(9,665)

	$13,438	$12,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Note 17.     Accumulated Other Comprehensive Income (Loss)

      Accumulated Other Comprehensive Income (Loss) as of December 31 consists of the following (in millions):

	2001	2000	1999

Foreign currency translation adjustments	$(269)	$(223)	$(167)
Unrealized gain (loss) on marketable securities, net of tax effect	(21)	(4)	(3)
Unrealized gain (loss) on cash flow hedges, net of tax effect	(49)	—	—

	$(339)	$(227)	$(170)

Note 18.     September 11, 2001 Events

      In response to the September 11, 2001 terrorist attacks, the FAA issued a federal ground stop order prohibiting all flights to, from, and within the United States. Due to this order, all domestic UPS aircraft were grounded, and international flights into the United States were diverted, on September 11th and 12th. We were able to transport many of our express shipments through our extensive ground network until the FAA order was lifted and our air operations resumed on the evening of September 13th. Due to the economic disruption caused by these events, we sustained significant declines in our U.S. origin package volume during the weeks following the attacks.

      On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Act”), a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation’s air carriers. The Act, among other things, provides for the following: (1) $5 billion in compensation for direct losses incurred as a result of the federal ground stop order, and for incremental losses incurred through December 31 as a result of the attacks, (2) $10 billion in federal loan guarantees and credits, (3) expanded war risk insurance coverage for air carriers, and (4) government assistance for short-term increases in insurance premiums. We submitted a claim for compensation to the Department of Transportation and recognized a pre-tax amount of $74 million related to this reimbursement as a credit to the other expenses line item of other operating expenses (see Note 9) in 2001 under the provisions of EITF 01-10 “Accounting for the Impact of Terrorist Attacks of September 11, 2001”. We cannot be assured of the timing or amount of any additional payments we may be entitled to receive under the Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES — (Continued)

Note 19.     Quarterly Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2001	2000	2001	2000	2001	2000	2001	2000

	(in millions except per share amounts)
Revenue:
U.S. domestic package	$5,976	$5,841	$5,981	$5,890	$5,806	$5,928	$6,234	$6,343
International package	1,074	990	1,050	1,008	1,012	1,005	1,109	1,075
Non-package	460	389	535	386	663	434	746	482

Total revenue	7,510	7,220	7,566	7,284	7,481	7,367	8,089	7,900
Operating profit (loss):
U.S. domestic package	845	883	966	1,024	895	1,031	914	991
International package	39	58	24	74	(4)	52	66	93
Non-package	60	126	51	63	52	58	54	59

Total operating profit	944	1,067	1,041	1,161	943	1,141	1,034	1,143
Net income	$556	$813	$630	$695	$568	$702	$645	$724
Earnings per share:
Basic	$0.49	$0.68	$0.56	$0.61	$0.50	$0.62	$0.57	$0.64
Diluted	$0.48	$0.67	$0.55	$0.60	$0.50	$0.60	$0.57	$0.63

EXHIBIT INDEX

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
2.2	—	Agreement and Plan of Merger, dated as of January 10, 2001, by and among United Parcel Service, Inc., VND Merger Sub, Inc. and Fritz Companies, Inc. (incorporated by reference to Annex A to the registration statement on Form S-4 (No. 333-58268), filed on April 4, 2001, as amended).
2.3	—	Agreement and Plan of Merger, dated as of January 15, 2001, by and among United Parcel Service, Inc., First International Bancorp, Inc. and Stag Merger Company, Inc. (incorporated by reference to Appendix A to the registration statement on Form S-4 (No. 333-58660), filed on April 11, 2001, as amended).
3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended, and by reference to Exhibit 3 to Form 10-Q for the Quarter Ended June 30, 2000).
3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).
4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).
4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).
4.9	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).

E-1

Exhibit
No.		Description

4.10	—	Selling Agent Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 1.1 to Form 8-K filed December 20, 2001) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 20, 2001).
4.11	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).
†10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24.
10.2	—	UPS Retirement Plan (including Amendment Nos. 1-4) (incorporated by reference to Exhibit 9 to 1979 Annual Report on Form 10-K).
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
(14) Amendment No. 18 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(14) to 1995 Annual Report on Form 10-K).
(15) Amendment No. 19 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(15) to 1995 Annual Report on Form 10-K).
(16) Amendment No. 20 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(16) to 1995 Annual Report on Form 10-K).
(17) Amendment No. 21 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(17) to 1996 Annual Report on Form 10-K).
(18) Amendment No. 22 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(18) to 1997 Annual Report on Form 10-K).

E-2

Exhibit
No.		Description

(19) Amendment No. 23 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(19) to 1998 Annual Report on Form 10-K).
(20) Amendment No. 24 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).
(21) Amendment No. 25 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).
†(22) Amendment No. 26 to the UPS Retirement Plan.
†10.3	—	UPS Savings Plan, as Amended and Restated, including Restatement Amendment Nos. 1 through 8.
10.4	—	Credit Agreement (364-Day Facility), as amended and restated, dated April 26, 2001 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc., as Arranger, and ABN AMRO Bank N.V., Bank of America, N.A., Bank One, NA and Chase Manhattan Bank, as Co-Documentation Agents, and Citibank, N.A., as Administrative and Syndication Agent (incorporated by reference to Exhibit 10(a) to Quarterly Report on
Form 10-Q for the Quarter Ended March 31, 2001).
10.5	—	Credit Agreement (Five-Year Facility), as amended and restated, dated April 26, 2001 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc., as Co-Arranger, Bank of America Securities, LLC, as Co-Arranger, Bank of America N.A., as Documentation Agent, and Citibank, N.A., as Administrative and Syndication Agent (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001).
10.6	—	UPS Excess Coordinating Benefit Plan (incorporated by reference to Exhibit 10(s) to 1997 Annual Report on Form 10-K).
10.7	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
10.8	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).
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
(4) Amendment No. 4 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.19(4) to 2000 Annual Report on Form 10-K).
†(5) Amendment No. 5 to the UPS Qualified Stock Ownership Plan and Trust Agreement.
†(6) Amendment No. 6 to the UPS Qualified Stock Ownership Plan and Trust Agreement.
10.9	—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
10.10	—	UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to 2000 Annual Report on Form 10-K).
10.11	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.
†21	—	Subsidiaries of the Registrant.
†23	—	Consent of Deloitte & Touche LLP.

† Filed herewith.

E-3