Form 10-Q
period 2002-03-31
UNITED PARCEL SERVICE INC
filed 2002-05-15
CIK 1090727

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

Commission file number 0-4714

United Parcel Service, Inc.
(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2480149 (I.R.S. Employer Identification No.)
55 Glenlake Parkway, NE Atlanta, Georgia (Address of principal executive office)	30328 (Zip Code)

Registrant's telephone number, including area code (404) 828-6000

Not Applicable
Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒        NO ☐

Class A and B Common Stock, par value $.01 per share (Title of Class)
726,704,363 Class A shares, 390,313,407 Class B shares Outstanding as of May 10, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2002 (unaudited) and December 31, 2001
(In millions except per share amounts)

	March 31, 2002	December 31, 2001
Assets
Current Assets:
Cash & cash equivalents	$1,142	$858
Marketable securities & short-term investments	885	758
Accounts receivable, net	3,896	4,078
Finance receivables, net	640	708
Prepaid health and welfare benefit costs	261	446
Other current assets	614	749

Total Current Assets	7,438	7,597
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $10,885 and $10,620 in 2002 and 2001	13,654	13,438
Prepaid Pension Costs	1,842	1,845
Other Assets	1,795	1,756

	$24,729	$24,636

Liabilities & Shareowners' Equity
Current Liabilities:
Current maturities of long-term debt and commercial paper	$276	$518
Accounts payable	1,756	1,899
Accrued wages & withholdings	1,474	1,169
Income taxes payable	300	92
Other current liabilities	920	1,108

Total Current Liabilities	4,726	4,786
Long-Term Debt	4,717	4,648
Accumulated Postretirement Benefit Obligation, Net	1,172	1,130
Deferred Taxes, Credits & Other Liabilities	3,826	3,824
Shareowners' Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 732 and 772 in 2002 and 2001	7	8
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 384 and 349 in 2002 and 2001	4	3
Additional paid-in capital	100	414
Retained earnings	10,512	10,162
Accumulated other comprehensive loss	(335)	(339)
Deferred compensation arrangements	47	47

	10,335	10,295
Less: Treasury stock (1 shares in 2002 and 2001)	(47)	(47)

	10,288	10,248

	$24,729	$24,636

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Three Months Ended March 31, 2002 and 2001
(In millions except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue	$7,579	$7,435

Operating Expenses:
Compensation and benefits	4,449	4,251
Other	2,183	2,240

	6,632	6,491

Operating Profit	947	944

Other Income and (Expense):
Investment income	12	53
Interest expense	(43)	(44)

	(31)	9

Income Before Income Taxes And Cumulative Effect of Change In Accounting Principle	916	953
Income Taxes	353	371

Income Before Cumulative Effect of Change In Accounting Principle	563	582
Cumulative Effect of Change In The Method Of Accounting For Derivatives, Net of Taxes	—	(26)

Net Income	$563	$556

Basic Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$0.50	$0.52

Basic Earnings Per Share	$0.50	$0.49

Diluted Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$0.50	$0.51

Diluted Earnings Per Share	$0.50	$0.48

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Three Months Ended March 31, 2002
(In millions except per share amounts)
(unaudited)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Loss		Treasury Stock
					Additional Paid-In Capital	Retained Earnings		Deferred Compensation Arrangements			Total Shareowners' Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, January 1, 2002	772	$8	349	$3	$414	$10,162	$(339)	$47	(1)	$(47)	$10,248
Comprehensive income:
Net income	—	—	—	—	—	563	—	—	—	—	563
Foreign currency adjustments	—	—	—	—	—	—	(26)	—	—	—	(26)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	—	—
Unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	30	—	—	—	30

Comprehensive income											567

Dividends ($0.19 per share)	—	—	—	—	—	(213)	—	—	—	—	(213)
Stock award plans	—	—	—	—	23	—	—	—	—	—	23
Common stock purchases	(6)	—	—	—	(363)	—	—	—	—	—	(363)
Common stock issuances	1	—	—	—	26	—	—	—	—	—	26
Conversion of Class A Common stock to Class B Common stock	(35)	(1)	35	1	—	—	—	—	—	—	—

Balance, March 31, 2002	732	$7	384	$4	$100	$10,512	$(335)	$47	$(1)	$(47)	$10,288

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
(In millions)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$563	$556
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	351	318
Postretirement benefits	42	33
Deferred taxes, credits and other	(24)	38
Stock award plans	140	143
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	182	447
Finance receivables	(31)	(21)
Prepaid health and welfare benefit costs	185	207
Other current assets	212	(89)
Prepaid pension costs	3	(7)
Accounts payable	(143)	(117)
Accrued wages and withholdings	187	137
Dividends payable	(212)	(192)
Income taxes payable	208	197
Other current liabilities	24	56

Net cash from operating activities	1,687	1,706

Cash flows from investing activities:
Capital expenditures	(624)	(515)
Disposals of property, plant and equipment	72	11
Purchases of marketable securities and short-term investments	(484)	(1,312)
Sales and maturities of marketable securities and short-term investments	357	1,048
Construction funds in escrow	—	21
Payments for acquisitions, net of cash acquired	—	(72)
Other asset receipts	10	—

Net cash used in investing activities	(669)	(819)

Cash flows from financing activities:
Proceeds from borrowings	136	1,170
Repayments of borrowings	(312)	(716)
Purchases of common stock	(363)	(622)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	27	18
Dividends	(213)	(215)

Net cash used in financing activities	(725)	(365)

Effect of exchange rate changes on cash	(9)	(83)

Net increase in cash and cash equivalents	284	439
Cash and cash equivalents:
Beginning of period	858	879

End of period	$1,142	$1,318

Cash paid during the period for:
Interest (net of amount capitalized)	$55	$22

Income taxes	$145	$132

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

        2.    In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

        Certain prior period amounts have been reclassified to conform to the current period presentation.

        3.    The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Numerator for basic and diluted earnings per share—
Net income	$563	$556

Denominator:
Weighted-average shares—	1,118	1,129
Deferred compensation arrangements	1	1

Denominator for basic earnings per share	1,119	1,130
Effect of dilutive securities:
Contingent shares—
Management incentive awards	3	4
Stock option plans	12	15

Denominator for diluted earnings per share	1,134	1,149

Basic Earnings Per Share	$0.50	$0.49

Diluted Earnings Per Share	$0.50	$0.48

        4.    On August 9, 1999, the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company that had reinsured excess value ("EV") package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The Court held that for the 1984 tax year we were liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million, and interest for a total after-tax exposure estimated at approximately $246 million.

        On June 20, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court's decision. On September 13, 2001, the Eleventh Circuit denied the IRS's petition to have the appeal reheard en banc. The IRS did not attempt to appeal the case to the U.S. Supreme Court and, consequently, the case has been remanded to the Tax Court to consider alternative arguments raised by the parties. At this time, we do not know what the outcome of the remanded proceedings in the Tax Court will be.

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

        We determine the size of our reserve with respect to these matters in accordance with accounting principles generally accepted in the United States of America. In 1999, we estimated our most likely liability based on the initial Tax Court decision. In making this determination, we concluded that, based on the Tax Court decision, it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. In our prior estimation, if penalties and penalty interest ultimately were determined to be payable, we would have had to record an additional charge of up to $681 million. We currently do not know what impact the Eleventh Circuit decision and the remanded proceedings in the Tax Court ultimately will have on our recorded reserve and above estimations for this matter.

        Further, again as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately be determined to be due to the IRS, on August 31, 1999, we paid $1.349 billion and, on August 8, 2000, we paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the EV insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years. These amounts will remain with the IRS pending further proceedings.

        The EV program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

        The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $16 million of additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through March 31, 2002 could aggregate up to approximately $449 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2001. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

        These actions all were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

        These twenty-five cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. Motions to dismiss these cases are pending, as are motions to remand several of these cases to state court.

        In addition to the cases in which UPS is named as a defendant, there is also an action, Smith v. Mail Boxes Etc.,  against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. Although the case had been pending in California state court, the complaint was amended in late 2001 to allege a nationwide plaintiff class, and to add a UPS subsidiary, Mail Boxes Etc., Inc. ("New MBE"), and an MBE franchisee as a representative of a purported nationwide defendant class of franchisees, as new defendants. Previously, only the former franchisor, which was not affiliated with UPS, was named a defendant. New MBE has removed the case to federal court, and it also has been consolidated into the MDL Proceeding. The plaintiff is seeking to have the case remanded back to state court.

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

        5.    We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are divided into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic region. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S. Non-package operations, which include the UPS Logistics Group and UPS Freight Services, are distinct from package operations and are thus managed and reported separately.

        Segment information for the three months ended March 31 is as follows (in millions):

	Three Months Ended March 31,
	2002	2001
Revenue:
U.S. domestic package	$5,903	$5,976
International package	1,054	1,074
Non-package	622	385

Consolidated	$7,579	$7,435

Operating profit:
U.S. domestic package	$862	$845
International package	30	39
Non-package	55	60

Consolidated	$947	$944

        Two changes were made during the first quarter of 2002, which affect revenue reporting within the non-package segment. Neither of these changes have any effect on current or prior period income. First, effective January 1, 2002, the results of operations of the Transportation Unit of our Logistics Group were moved to our Freight Services Group. Amounts in prior periods have been reclassified for comparison purposes.

        Second, our Logistics Group has historically reported revenue from freight under management gross, whereas our Freight Services Group, which was formed with the acquisition of the Fritz Companies in the second quarter of 2001, reports revenue net of freight under management. Beginning with the first quarter of 2002, we are now reporting revenue for both the Logistics Group and Freight Services net of freight under management. Amounts for prior periods have been modified to reflect revenue net of freight under management for comparison purposes. Following is a reconciliation of gross to net revenue for the non-package segment:

	Three Months Ended March 31,
	2002	2001
UPS Logistics Group	$278	$212
Less freight under management	(42)	(58)

Net revenue	236	154

UPS Freight Services	459	117
Less freight under management	(235)	(17)

Net revenue	224	100

Other	162	131

Non-package revenue	$622	$385

        Non-package operating profit included $28 and $27 million for the three months ended March 31, 2002 and 2001, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

        6.    The major components of other operating expenses for the three months ended March 31 are as follows (in millions):

	Three Months Ended March 31,
	2002	2001
Repairs and maintenance	$259	$262
Depreciation and amortization	351	318
Purchased transportation	358	428
Fuel	196	247
Other occupancy	139	143
Other expenses	880	842

Consolidated	$2,183	$2,240

        7.    Other assets as of March 31, 2002 and December 31, 2001 consist of the following (in millions):

	March 31, 2002	December 31, 2001
Goodwill	$1,102	$1,112
Intangible assets, net of accumulated amortization	100	107
Non-current finance receivables, net of allowance for credit losses	341	242
Other non-current assets	252	295

Consolidated	$1,795	$1,756

        8.    Effective January 1, 2001, we adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by Statements No. 137 and No. 138. FAS 133, as amended, requires us to record all financial derivative instruments on our balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in other comprehensive income (OCI) until the hedged item is recorded in income. Any portion of a change in a derivative's fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

        The nature of our business activities necessitates the management of various financial and market risks, including those related to changes in commodity prices, foreign currency exchange rates, interest rates, and equity prices. As discussed more fully in note 13 "Derivative Instruments and Risk Management" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001, we use derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

        At January 1, 2001, our financial statements were adjusted to record a cumulative effect of adopting FAS 133, as follows:

	Income	OCI
	(in millions, except per share amounts)
Adjustment to fair value of derivatives (a)	$(42)	$37
Income tax effects	16	(14)

Total	$(26)	$23

Effect on diluted earnings per share (a)	$(0.03)

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

        9.    In June 2001, the FASB issued Statement No. 141 "Business Combinations" (FAS 141) and Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

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

        The following table indicates the allocation of goodwill by reportable segment, as of March 31, 2002 and December 31, 2001 (in millions).

	March 31, 2002	December 31, 2001
Goodwill by Segment:
U.S. domestic package	$—	$—
International package	99	98
Non-package	1,003	1,014

Consolidated	$1,102	$1,112

        Intangible assets consisting of franchise rights, non-compete agreements, licenses, and patents of $87 million are continuing to be amortized under the provisions of FAS 142. The remaining intangible assets, consisting of trade names, of $13 million are considered indefinite-lived intangible assets under FAS 142, and are no longer being amortized.

        Goodwill amortization ceased upon the implementation of FAS 142 on January 1, 2002. The following table indicates the impact on net income and earnings per share if the non-amortization provisions of FAS 142 had been applied in the first quarter of 2001.

	Three Months Ended March 31,
	2002	2001
Reported net income	$563	$556
Adjustments: Goodwill amortization	—	13
Income taxes	—	(2)

Adjusted net income	563	567
Cumulative effect of change in accounting principle (FAS 133)	—	26

Adjusted net income before cumulative effect of change in accounting principle	$563	$593

Basic earnings per share:
Reported	$0.50	$0.49
Adjusted	$0.50	$0.50
Diluted earnings per share:
Reported	$0.50	$0.48
Adjusted	$0.50	$0.49
Basic earnings per share before cumulative effect of change in accounting principle:
Reported	$0.50	$0.52
Adjusted	$0.50	$0.52
Diluted earnings per share before cumulative effect of change in accounting principle:
Reported	$0.50	$0.51
Adjusted	$0.50	$0.52

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 and 2001

        The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,
	2002	2001	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,313	$1,383	$(70)	(5.1)%
Deferred	700	716	(16)	(2.2)
Ground	3,890	3,877	13	0.3

Total U.S. domestic package	5,903	5,976	(73)	(1.2)
International package:
Domestic	222	232	(10)	(4.3)
Export	737	748	(11)	(1.5)
Cargo	95	94	1	1.1

Total International package	1,054	1,074	(20)	(1.9)
Non-package:
UPS Logistics Group	236	154	82	53.2
UPS Freight Services	224	100	124	124.0
Other	162	131	31	23.7

Total non-package	622	385	237	61.6

Consolidated	$7,579	$7,435	$144	1.9%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,092	1,106	(14)	(1.3)%
Deferred	880	888	(8)	(0.9)
Ground	10,034	10,192	(158)	(1.6)

Total U.S. domestic package	12,006	12,186	(180)	(1.5)
International package:
Domestic	780	804	(24)	(3.0)
Export	427	399	28	7.0

Total International package	1,207	1,203	4	0.3

Consolidated	13,213	13,389	(176)	(1.3)%

Operating days in period	63	64
			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$19.09	$19.54	$(0.45)	(2.3)%
Deferred	12.63	12.60	0.03	0.2
Ground	6.15	5.94	0.21	3.5
Total U.S. domestic package	7.80	7.66	0.14	1.8
International:
Domestic	4.52	4.51	0.01	0.2
Export	27.40	29.29	(1.89)	(6.5)
Total International package	12.61	12.73	(0.12)	(0.9)
Consolidated	$8.24	$8.12	$0.12	1.5%

        U.S. domestic package revenue decreased 1.2% compared to last year. This decline was driven by a 1.5% reduction in average daily package volume which was primarily a result of the continued weakness in the U.S. economy. Revenue for our Next Day Air products was also adversely affected by a decline in revenue per piece. The decline results in part from lower package weights combined with a mix shift favoring letters to packages. This reflected what we believe to be continued slowness in the manufacturing sector. Conversely, revenue for our Ground products increased slightly due to a 3.5% increase in average revenue per piece. This improvement resulted in part from having a rate increase that occurred four weeks earlier than compared to the prior year.

        On January 7, 2002, we increased rates for standard ground shipments an average of 3.5% for commercial deliveries. The ground residential charge increased $0.05 to $1.10 over the commercial ground rate, and this charge will also be applied to express deliveries in 2002. The additional delivery area surcharge, which is added to ground deliveries in certain less accessible areas, remained at $1.50. In addition, in 2002, this charge will also be applied to express deliveries to these addresses. Rates for UPS Hundredweight increased 5.9%.

        We also increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 4.0%. The surcharge for UPS Next Day Air Early A.M. increased from $27.50 to $28.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

        An index-based fuel surcharge, which became effective December 10, 2001, continued and resets on a monthly basis beginning in February 2002. The index-based surcharge is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy.

        The decrease in international package revenue was due primarily to one less operating day, combined with the timing of Easter. Because of the timing of Easter, many of our international locations effectively experienced two less operating days. Nevertheless, we experienced strong average daily volume growth of 7.0% for our export products, offset by a decline in revenue per piece. The volume growth was primarily driven by strong growth in both the Europe and Asia-Pacific regions. European average daily export volume was up 13% while Asia-Pacific was up 11%. The revenue per piece decline resulted from a combination of currency fluctuations and continued strong growth in our lower-yielding, intra-Europe volume. In total, international package average daily volume increased .3% and average revenue per piece decreased .9%. Adjusting the average revenue per piece for currency would have resulted in a 2.4% increase compared to the prior year.

        Non-package revenue increased a total of $237 million, or 62%, during the quarter. UPS Logistics Group revenue was up 53% of which 18% was due to organic growth and the balance from acquisitions, much of which was contributed by the new UNI-DATA subsidiary in Germany acquired last August. UPS Freight Services revenue more than doubled during the quarter primarily due to the acquisition of Fritz which occurred in May of 2001.

        Two changes were made during the first quarter of 2002, which affect revenue reporting within the non-package segment. Neither of these changes have any effect on current or prior period income. First, effective January 1, 2002, the results of operations of the Transportation Unit of our Logistics Group were moved to our Freight Services Group. Amounts in prior periods have been reclassified for comparison purposes.

        Second, our Logistics Group has historically reported revenue from freight under management gross, whereas our Freight Services Group, which was formed with the acquisition of the Fritz Companies in the second quarter of 2001, reports revenue net of freight under management. Beginning with the first quarter of 2002, we are now reporting revenue for both the Logistics Group and Freight Services net of freight under management. Amounts for prior periods have been modified to reflect revenue net of freight under management for comparison purposes. Following is a reconciliation of gross to net revenue for the non-package segment:

	Three Months Ended March 31,
	2002	2001
UPS Logistics Group	$278	$212
Less freight under management	(42)	(58)

Net revenue	236	154

UPS Freight Services	459	117
Less freight under management	(235)	(17)

Net revenue	224	100

Other	162	131

Non-package revenue	$622	$385

        Consolidated operating expenses increased by $141 million, or 2.2%. Compensation and benefits expenses increased by $198 million, while other operating expenses decreased by $57 million. The majority of the increase in compensation and benefits expense resulted from the acquisitions that we completed in 2001. Other operating expenses decreased primarily due to lower purchased transportation costs, lower fuel costs and the continuing benefits of our cost savings initiatives.

        Our operating margin, defined as operating profit as a percentage of revenue, decreased slightly from 12.7% during the first quarter of 2001 to 12.5% during the first quarter of 2002. This decline is the continuation of the trend that began in the fourth quarter of 2000 as the economy began to weaken, although the rate of decline moderated in the first quarter compared to what we experienced during 2001.

        The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended March 31,		Change
Operating Segment	2002	2001	$	%
U.S. domestic package	$862	$845	$17	2.0%
International package	30	39	(9)	(23.1)
Non-package	55	60	(5)	(8.3)

Consolidated Operating Profit	$947	$944	$3	0.3%

        U.S. domestic package operating profit increased $17 million primarily due to the continued cost saving efforts that were implemented last year. We also benefited from favorable trends in fuel and other energy costs compared to the first quarter of last year.

        The decline in operating profit for our international package operations was primarily currency-related. The strengthening of the U.S. dollar against most major currencies this year versus last year accounted for $8 million of the total $9 million decrease.

        The decrease in non-package operating profit was primarily caused by an earnings decline in our excess value insurance business, due to reduced volumes and favorable claims results in the first quarter of 2001. This segment did benefit by $10 million due to the elimination of goodwill amortization in 2002, as discussed in Note 9.

        The decrease in investment income of $41 million for the first quarter of 2002 is due in part to a combination of lower interest rates and lower balances available for investment in 2002. Investment income in 2001 also included realized investment gains compared to a small, realized loss in 2002.

        Net income for the first quarter of 2002 was $563 million, an increase of $7 million from $556 million in the first quarter of 2001, resulting in an increase in diluted earnings per share from $0.48 in 2001 to $0.50 in 2002. The 2001 results reflect a non-recurring FAS 133 cumulative expense adjustment, net of tax, of $26 million. Excluding the impact of this non-recurring item and adjusting for the non-amortization provisions of FAS 142, our net income for the first quarter of 2001 would have been $593 million, which results in a slight decrease in diluted earnings per share ($0.52 in 2001 compared to $0.50 in 2002- See Note 9).

Liquidity and Capital Resources

        Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $2.0 billion at March 31, 2002.

        As part of our continuing share repurchase program, $1.0 billion was authorized for share repurchases in February 2002, of which $947 million was still available as of March 31, 2002.

        We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.45 billion was outstanding under these programs as of March 31, 2002. Of this amount, $1.25 billion has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis under our revolving credit facilities. The average interest rate on the amount outstanding at March 31, 2002 was 1.79%. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at March 31, 2002.

        We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $3.75 billion and $1.25 billion, expiring on April 24, 2003 and April 27, 2005, respectively. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of March 31, 2002.

        We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At March 31, 2002, $1.0 billion was available under this program.

        We have a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $1.268 billion issued under this shelf registration statement at March 31, 2002. As of March 31, 2002, $627 million in notes have been issued under the UPS Notes program, $138 million of which were issued in the first quarter 2002. These notes have various terms and maturities, all with fixed interest rates.

        On August 9, 1999, the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company that had reinsured excess value ("EV") package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The Court held that for the 1984 tax year we were liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million, and interest for a total after-tax exposure estimated at approximately $246 million.

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

        We are named as a defendant in twenty-five pending lawsuits that seek to hold us liable for the collection of premiums for excess value EV insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

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

        Reference is made to Note 4 to the accompanying unaudited consolidated financial statements for more information on the preceding matters.

        Due to the events of September 11, 2001, increased security requirements for air carriers may be forthcoming; however, we do not anticipate that such measures will have a material adverse effect on our financial condition, results of operations or liquidity. In addition, our insurance premiums have risen and we have taken several actions, including self-insuring certain risks, to mitigate the expense increase.

        As of December 31, 2001, we had approximately 232,500 employees (64% of total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters ("Teamsters"). These agreements run through July 31, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on August 1, 2001. Members of Teamsters 2727 recently voted down a proposed new contract, and negotiations resumed in April 2002 with the assistance of the National Mediation Board. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

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

        At March 31, 2002, we had unfunded loan commitments totaling $729 million, consisting of letters of credit of $56 million and other unfunded lending commitments of $673 million.

New Accounting Pronouncements

        In June 2001, the FASB issued Statement No. 141 "Business Combinations" (FAS 141) and Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

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

        Goodwill amortization ceased upon the implementation of FAS 142 on January 1, 2002. Reference is made to Note 9 to the accompanying consolidated financial statements for a summary of the impact goodwill amortization had on 2001 income and earnings per share.

Forward-Looking Statements

        Except for historical information contained herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources" and other parts of this report contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the intent, belief or current expectations of UPS and its management regarding strategic directions, prospects and future results. Certain factors may cause actual results to differ materially from those contained in the forward-looking statements, including economic and other conditions in the markets in which we operate, governmental regulations, our competitive environment, strikes, work stoppages and slowdowns (or customer behavior in anticipation of such events), increases in aviation and motor fuel prices, cyclical and seasonal fluctuations in our operating results, and other risks discussed in our Form 10-K and other filings with the Securities and Exchange Commission, which discussions are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        Our market risks, hedging strategies, and financial instrument positions at March 31, 2002 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. During the first three months of 2002, we issued a total of $138 million of fixed rate notes with various maturities under our UPS Notes program. All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps.

        The total fair value asset (liability) of our derivative financial instruments, including derivatives added during the first three months of 2002, is summarized in the following table (in millions):

	March 31, 2002	December 31, 2001
Energy Hedges	$28	$(27)
Currency Hedges	9	4
Interest Rate Hedges	(51)	(74)
Investment Hedges	217	214

	$203	$117

        The forward contracts, swaps, and options previously discussed contain an element of risk that the couterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

        The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis" on pages 29-31 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

A)
Exhibits:

(10)
Material Contracts

(a)
Credit Agreement (364-Day Facility) dated April 25, 2002 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Arranger and Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.
(B)
Reports on Form 8-K:

        None

EXHIBIT INDEX

(10)
Material Contracts

(a)
Credit Agreement (364-Day Facility) dated April 25, 2002 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Arranger and Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: May 15, 2002	By:	/s/ D. Scott Davis D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES