Form 10-Q
period 2002-06-30
UNITED PARCEL SERVICE INC
filed 2002-08-14
CIK 1090727

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                              to

Commission file number 001-15451

United Parcel Service, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incoporation or Organization)	58-2480149 (IRS Employer Identification No.)
55 Glenlake Parkway, NE Atlanta, Georgia (Address of Principal Executive Offices)	30328 (Zip Code)

(404) 828-6000
(Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 664,024,333 Class A shares, and 452,382,090 Class B shares, with a par value of $0.01 per share outstanding at August 13, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2002 (unaudited) and December 31, 2001
(In millions, except per share amounts)

	June 30, 2002	December 31, 2001
Assets
Current Assets:
Cash & cash equivalents	$1,404	$858
Marketable securities & short-term investments	1,025	758
Accounts receivable, net	3,722	4,078
Finance receivables, net	857	708
Other current assets	930	1,195

Total Current Assets	7,938	7,597
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $11,277 and $10,620 in 2002 and 2001	13,699	13,438
Prepaid Pension Costs	1,838	1,845
Other Assets	1,967	1,756

	$25,442	$24,636

Liabilities & Shareowners' Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$123	$518
Accounts payable	1,982	1,899
Accrued wages & withholdings	1,672	1,169
Income taxes payable	139	92
Other current liabilities	946	1,108

Total Current Liabilities	4,862	4,786
Long-Term Debt	4,729	4,648
Accumulated Postretirement Benefit Obligation, Net	1,214	1,130
Deferred Taxes, Credits & Other Liabilities	3,959	3,824
Shareowners' Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 713 and 772 in 2002 and 2001	7	8
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 405 and 349 in 2002 and 2001	4	3
Additional paid-in capital	17	414
Retained earnings	10,911	10,162
Accumulated other comprehensive loss	(261)	(339)
Deferred compensation arrangements	86	47

	10,764	10,295
Less: Treasury stock (1 shares in 2002 and 2001)	(86)	(47)

	10,678	10,248

	$25,442	$24,636

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Three and Six Months Ended June 30, 2002 and 2001
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$7,682	$7,491	$15,261	$14,926

Operating Expenses:
Compensation and benefits	4,435	4,269	8,884	8,520
Other	2,219	2,181	4,402	4,421

	6,654	6,450	13,286	12,941

Operating Profit	1,028	1,041	1,975	1,985

Other Income and (Expense):
Investment income	12	39	24	92
Interest expense	(48)	(47)	(91)	(91)

	(36)	(8)	(67)	1

Income Before Income Taxes And Cumulative Effect of Change In Accounting Principle	992	1,033	1,908	1,986
Income Taxes	381	403	734	774

Income Before Cumulative Effect of Change In Accounting Principle	611	630	1,174	1,212
Cumulative Effect of Change In The Method Of Accounting For Derivatives, Net of Taxes	—	—	—	(26)

Net Income	$611	$630	$1,174	$1,186

Basic Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$0.55	$0.56	$1.05	$1.07

Basic Earnings Per Share	$0.55	$0.56	$1.05	$1.05

Diluted Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$0.54	$0.55	$1.04	$1.06

Diluted Earnings Per Share	$0.54	$0.55	$1.04	$1.03

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Six Months Ended June 30, 2002
(In millions, except per share amounts)
(unaudited)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Loss		Treasury Stock
					Additional Paid-In Capital	Retained Earnings		Deferred Compensation Arrangements			Total Shareowners' Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, January 1, 2002	772	$8	349	$3	$414	$10,162	$(339)	$47	(1)	$(47)	$10,248
Comprehensive income:
Net income	—	—	—	—	—	1,174	—	—	—	—	1,174
Foreign currency adjustments	—	—	—	—	—	—	60	—	—	—	60
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(7)	—	—	—	(7)
Unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	25	—	—	—	25

Comprehensive income:											1,252

Dividends ($0.38 per share)	—	—	—	—	—	(425)	—	—	—	—	(425)
Stock award plans	4	—	—	—	71	—	—	—	—	—	71
Common stock purchases	(8)	—	—	—	(516)	—	—	—	—	—	(516)
Common stock issuances	1	—	—	—	48	—	—	—	—	—	48
Common stock held for deferred compensation arrangements	—	—	—	—	—	—	—	39	—	(39)	—
Conversion of Class A common stock to Class B common stock	(56)	(1)	56	1	—	—	—	—	—	—	—

Balance, June 30, 2002	713	$7	405	$4	$17	$10,911	$(261)	$86	(1)	$(86)	$10,678

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001
(In millions)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,174	$1,186
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	713	656
Postretirement benefits	84	67
Deferred taxes, credits and other	69	111
Stock award plans	257	282
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	351	702
Finance receivables	(351)	(131)
Other current assets	384	323
Prepaid pension costs	7	(16)
Accounts payable	83	(366)
Accrued wages and withholdings	285	244
Dividends payable	(212)	(192)
Income taxes payable	136	440
Other current liabilities	42	(11)

Net cash from operating activities	3,022	3,295

Cash flows from investing activities:
Capital expenditures	(954)	(1,241)
Disposals of property, plant and equipment	27	46
Purchases of marketable securities and short-term investments	(1,329)	(2,008)
Sales and maturities of marketable securities and short-term investments	1,041	1,973
Construction funds in escrow	—	21
Payments for acquisitions, net of cash acquired	(14)	(339)
Other asset receipts	(4)	(79)

Net cash used in investing activities	(1,233)	(1,627)

Cash flows from financing activities:
Proceeds from borrowings	225	1,365
Repayments of borrowings	(563)	(439)
Purchases of common stock	(516)	(1,035)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	73	176
Dividends	(425)	(430)
Other transactions	(82)	(69)

Net cash used in financing activities	(1,288)	(432)

Effect of exchange rate changes on cash	45	(53)

Net increase in cash and cash equivalents	546	1,183
Cash and cash equivalents:
Beginning of period	858	879

End of period	$1,404	$2,062

Cash paid during the period for:
Interest (net of amount capitalized)	$94	$77

Income taxes	$649	$220

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

2.    In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2002, our results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Numerator for basic and diluted earnings per share—
Net income	$611	$630	$1,174	$1,186

Denominator:
Weighted-average shares	1,117	1,126	1,117	1,128
Deferred compensation arrangements	1	1	1	—

Denominator for basic earnings per share	1,118	1,127	1,118	1,128

Effect of dilutive securities:
Contingent shares—
Management incentive awards	5	6	4	5
Stock option plans	8	12	10	14

Denominator for diluted earnings per share	1,131	1,145	1,132	1,147

Basic Earnings Per Share	$0.55	$0.56	$1.05	$1.05

Diluted Earnings Per Share	$0.54	$0.55	$1.04	$1.03

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

        Further, as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately be determined to be due to the IRS, on August 31, 1999, we paid $1.349 billion and, on August 8, 2000, we paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the EV insurance program, using the IRS's methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years. These amounts will remain with the IRS pending further proceedings, as discussed below.

        The EV program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

        In May 2002, we began settlement discussions with the IRS pursuant to mediation conducted by a judge of the Tax Court. Although these settlement discussions are still in process, we and the IRS have reached a tentative basis for settlement of all outstanding tax issues related to EV package insurance. If this tentative basis for settlement becomes final, we expect to receive a refund or credit of some of the amount we previously paid to the IRS.

        Many steps are required before the amount of any refund or credit associated with the EV package insurance issues is determined or before a settlement would become final. These steps will likely take at least several months and could take substantially longer. There can be no assurance that the tentative basis for settlement will not materially change, or that it or any other settlement will be approved and finalized. If we are unable to finalize a settlement, we intend to vigorously defend the remanded proceedings in the Tax Court.

        There are other outstanding tax issues that are unrelated to EV package insurance for tax years covered by the tentative basis for settlement. These issues are described below. The IRS will not issue refunds for a given tax year until all matters for that tax year are resolved. Accordingly, we will not be able to determine the availability, timing or amount of any potential refunds until these unrelated tax issues are concluded.

        Therefore, since contingencies continue to exist and we cannot accurately predict the availability, timing or amount of a possible refund or credit, we are not in a position to reverse any portion of the tax assessment charges that we recorded after the August 1999 Tax Court decision.

        The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $16 million of additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through June 30, 2002 could aggregate up to approximately $463 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2001. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

        We are named as a defendant in twenty-four pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

        These actions all were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

        These twenty-four cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. The Court has ruled on the pending motions to dismiss, granting our motion to dismiss with respect to all of the plaintiffs' tort claims and all of their breach of contract claims prior to August 26, 1994. Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, may proceed at this time. UPS intends to continue to seek dismissal of these remaining claims. Motions to remand several of these cases to state court are pending.

        As previously disclosed, in addition to the cases in which UPS is named as a defendant, there is also an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. This case also has been consolidated into the MDL Proceeding. The plaintiff is seeking to have the case remanded back to state court.

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

        Segment information for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
U.S. domestic package	$5,908	$5,981	$11,811	$11,957
International package	1,144	1,050	2,198	2,124
Non-package	630	460	1,252	845

Consolidated	$7,682	$7,491	$15,261	$14,926

Operating profit:
U.S. domestic package	$899	$966	$1,761	$1,811
International package	62	24	92	63
Non-package	67	51	122	111

Consolidated	$1,028	$1,041	$1,975	$1,985

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

        Second, our Logistics Group has historically reported revenue from freight under management on a gross basis, whereas our Freight Services Group, which was formed with the acquisition of Fritz Companies, Inc. in the second quarter of 2001, reports revenue net of freight under management. Beginning with the first quarter of 2002, we are now reporting revenue for both the Logistics Group and Freight Services net of freight under management. Amounts for prior periods have been modified to reflect revenue net of freight under management for comparison purposes. Following is a reconciliation of gross to net revenue for the non-package segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
UPS Logistics Group gross revenue	$273	$219	$551	$431
Less freight under management	(49)	(58)	(91)	(116)

Net revenue	224	161	460	315

UPS Freight Services gross revenue	518	249	977	366
Less freight under management	(285)	(99)	(520)	(116)

Net revenue	233	150	457	250

Other	173	149	335	280

Non-package revenue	$630	$460	$1,252	$845

        Non-package operating profit included $28 and $29 million for the three months ended June 30, 2002 and 2001, respectively, and $56 million for each of the six month periods ended June 30, 2002 and 2001, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

6.    The major components of other operating expenses for the three and six months ended June 30 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Repairs and maintenance	$273	$261	$532	$523
Depreciation and amortization	362	338	713	656
Purchased transportation	340	387	698	815
Fuel	237	244	433	491
Other occupancy	120	119	259	262
Other expenses	887	832	1,767	1,674

Consolidated	$2,219	$2,181	$4,402	$4,421

7.    Other assets as of June 30, 2002 and December 31, 2001 consist of the following (in millions):

	June 30, 2002	December 31, 2001
Goodwill	$1,126	$1,112
Intangible assets, net of accumulated amortization	110	107
Non-current finance receivables, net of allowance for credit losses	444	242
Other non-current assets	287	295

Consolidated	$1,967	$1,756

8.    Effective January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). Under the provisions of FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but rather are subjected to periodic impairment testing. The transitional impairment test required by FAS 142 is a two-step process. The first step involves estimating the fair value of each reporting unit that has goodwill assigned to it and comparing the estimated fair value to the reporting unit's carrying value. A second step is required if the reporting unit's estimated fair value is less than its carrying value. The second step of the impairment test involves estimating the fair value of the goodwill and comparing that estimate to the goodwill's carrying value. A shortfall of the goodwill's fair value below carrying value represents the amount of goodwill impairment.

        We have completed the first step of the impairment testing described above, but we have not completed the second step. Our approach to determining fair value is primarily based on the use of a discounted cash flow methodology. Pursuant to the results of the first step, there is an indication we may have some limited impairment within our non-package segment. The amount of impairment will be determined upon completion of the second step of the impairment test, which will occur by year-end 2002.

        The following table indicates the allocation of goodwill by reportable segment, as of June 30, 2002 and December 31, 2001 (in millions):

	June 30, 2002	December 31, 2001
Goodwill by Segment:
U.S. domestic package	$—	$—
International package	99	98
Non-package	1,027	1,014

Consolidated	$1,126	$1,112

        Goodwill in the international package and non-package segments increased from year-end due to the resolution of purchase price contingencies and other purchase price adjustments to acquisitions closed in 2001.

        Intangible assets consisting of franchise rights, non-compete agreements, licenses, and patents of $97 million continue to be amortized under the provisions of FAS 142 because they have finite lives. The remaining intangible assets, consisting of trade names, of $13 million are considered indefinite-lived intangible assets under FAS 142, and are no longer being amortized.

        Goodwill amortization ceased upon the implementation of FAS 142 on January 1, 2002. The following table indicates the impact on net income and earnings per share if the non-amortization provisions of FAS 142 had been applied beginning January 1, 2001 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income	$611	$630	$1,174	$1,186
Adjustments:
Goodwill amortization	—	17	—	30
Income taxes	—	(5)	—	(7)

Adjusted net income	611	642	1,174	1,209
Cumulative effect of change in accounting principle (FAS 133)	—	—	—	26

Adjusted net income before cumulative effect of change in accounting principle	$611	$642	$1,174	$1,235

Basic earnings per share:
Reported	$0.55	$0.56	$1.05	$1.05
Adjusted	$0.55	$0.57	$1.05	$1.07
Diluted earnings per share:
Reported	$0.54	$0.55	$1.04	$1.03
Adjusted	$0.54	$0.56	$1.04	$1.05
Basic earnings per share before cumulative effect of change in accounting principle:
Reported	$0.55	$0.56	$1.05	$1.07
Adjusted	$0.55	$0.57	$1.05	$1.09
Diluted earnings per share before cumulative effect of change in accounting principle:
Reported	$0.54	$0.55	$1.04	$1.06
Adjusted	$0.54	$0.56	$1.04	$1.08

9.    Effective January 1, 2001, we adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by Statements No. 137 and No. 138. FAS 133, as amended, requires us to record all financial derivative instruments on our balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in other comprehensive income (OCI) until the hedged item is recorded in income. Any portion of a change in a derivative's fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

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

        At January 1, 2001, our financial statements were adjusted to record the cumulative effect of adopting FAS 133, as follows (in millions, except per share amounts):

	Income	OCI
Adjustment to fair value of derivatives (a)	$(42)	$37
Income tax effects	16	(14)

Total	$(26)	$23

Effect on diluted earnings per share (a)	$(0.03)

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

Revenue, Volume and Revenue Per Piece

        The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,
	2002	2001	$		%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,336	$1,383		$(47)	(3.4)%
Deferred	695	711		(16)	(2.3)
Ground	3,877	3,887		(10)	(0.3)

Total U.S. domestic package	5,908	5,981		(73)	(1.2)
International package:
Domestic	229	220		9	4.1
Export	803	729		74	10.2
Cargo	112	101		11	10.9

Total International package	1,144	1,050		94	9.0
Non-package:
UPS Logistics Group	224	161		63	39.1
UPS Freight Services	233	150		83	55.3
Other	173	149		24	16.1

Total non-package	630	460		170	37.0

Consolidated	$7,682	$7,491		$191	2.5%

Average Daily Package Volume (in thousands):				#

U.S. domestic package:
Next Day Air	1,081	1,112		(31)	(2.8)%
Deferred	844	874		(30)	(3.4)
Ground	9,749	10,000		(251)	(2.5)

Total U.S. domestic package	11,674	11,986		(312)	(2.6)
International package:
Domestic	755	775		(20)	(2.6)
Export	434	399		35	8.8

Total International package	1,189	1,174		15	1.3

Consolidated	12,863	13,160		(297)	(2.3)%

Operating days in period	64	64
Average Revenue Per Piece:			$

U.S. domestic package:
Next Day Air	$19.31	$19.43		$(0.12)	(0.6)%
Deferred	12.87	12.71		0.16	1.3
Ground	6.21	6.07		0.14	2.3
Total U.S. domestic package	7.91	7.80		0.11	1.4
International:
Domestic	4.74	4.44		0.30	6.8
Export	28.91	28.55		0.36	1.3
Total International package	13.56	12.63		0.93	7.4
Consolidated	$8.43	$8.23		$0.20	2.4%

	Six Months Ended June 30,
	2002	2001	$		%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$2,649	$2,766		$(117)	(4.2)%
Deferred	1,395	1,427		(32)	(2.2)
Ground	7,767	7,764		3	0.0

Total U.S. domestic package	11,811	11,957		(146)	(1.2)
International package:
Domestic	451	452		(1)	(0.2)
Export	1,540	1,477		63	4.3
Cargo	207	195		12	6.2

Total International package	2,198	2,124		74	3.5
Non-package:
UPS Logistics Group	460	315		145	46.0
UPS Freight Services	457	250		207	82.8
Other	335	280		55	19.6

Total non-package	1,252	845		407	48.2

Consolidated	$15,261	$14,926		$335	2.2%

Average Daily Package Volume (in thousands):				#

U.S. domestic package:
Next Day Air	1,086	1,109		(23)	(2.1)%
Deferred	861	881		(20)	(2.3)
Ground	9,890	10,096		(206)	(2.0)

Total U.S. domestic package	11,837	12,086		(249)	(2.1)
International package:
Domestic	767	789		(22)	(2.8)
Export	430	399		31	7.8

Total International package	1,197	1,188		9	0.8

Consolidated	13,034	13,274		(240)	(1.8)%

Operating days in period	127	128
Average Revenue Per Piece:			$

U.S. domestic package:
Next Day Air	$19.21	$19.49		$(0.28)	(1.4)%
Deferred	12.76	12.65		0.11	0.9
Ground	6.18	6.01		0.17	2.8
Total U.S. domestic package	7.86	7.73		0.13	1.7
International:
Domestic	4.63	4.48		0.15	3.3
Export	28.20	28.92		(0.72)	(2.5)
Total International package	13.10	12.69		0.41	3.2
Consolidated	$8.34	$8.17		$0.17	2.1%

Operating Profit

        The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended June 30,		Change
	2002	2001	$	%
Operating Segment
U.S. domestic package	$899	$966	$(67)	(6.9)%
International package	62	24	38	158.3
Non-package	67	51	16	31.4

Consolidated Operating Profit	$1,028	$1,041	$(13)	(1.2)%

	Six Months Ended June 30,		Change
	2002	2001	$	%
Operating Segment
U.S. domestic package	$1,761	$1,811	$(50)	(2.8)%
International package	92	63	29	46.0
Non-package	122	111	11	9.9

Consolidated Operating Profit	$1,975	$1,985	$(10)	(0.5)%

U.S. Domestic Package Operations

        U.S. domestic package revenue decreased 1.2% compared to last year for both the second quarter and year-to-date. These declines were driven by reductions in average daily package volume (2.6% for the quarter and 2.1% for year-to-date), which was primarily a result of the continued weakness in the U.S. economy, combined with the impact of volume diversion to competitors prior to the handshake agreement reached on a new six-year contract with the International Brotherhood of Teamsters. Volume diversion increased as we approached the July 31, 2002 expiration date of the existing contract. For April and May 2002, package volume decreased approximately 2%, while volume in June decreased approximately 4%. Volume declines occurred across all product lines. The effects of volume declines were offset somewhat by increases in revenue per piece in all products with the exception of Next Day Air. The decline in revenue per piece for our Next Day Air products continues, primarily due to lower package weights and a mix shift favoring letters to packages.

        On January 7, 2002, we increased rates for standard ground shipments an average of 3.5% for commercial deliveries. The ground residential charge increased $0.05 to $1.10 over the commercial ground rate, and this charge will also be applied to express deliveries in 2002. The additional delivery area surcharge, which is added to ground deliveries in certain less accessible areas, remained at $1.50. In addition, in 2002, this charge will be applied to express deliveries to these addresses. Rates for UPS Hundredweight increased 5.9%.

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

        An index-based fuel surcharge, which became effective December 10, 2001, continued and resets on a monthly basis since February 2002. It replaced a fixed fuel surcharge of 1.25% which was originally implemented prior to 2001. The index-based surcharge is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy. Based on published rates, the average fuel surcharge for the second quarter of 2002 was 0.65% and for the six months was 0.62%.

        U.S. domestic package operating profit decreased $67 million for the quarter ($50 million year-to-date) primarily due to the decrease in average daily volume discussed previously. These volume declines were partially offset by the continued cost saving efforts that were implemented in 2001. We also benefited from favorable trends in fuel and other energy costs compared to last year.

International Package Operations

        For the second quarter, international package revenue improved $94 million due primarily to volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency. The volume growth was primarily driven by strong growth in both the Europe and Asia-Pacific regions. European average daily export volume was up 13% while Asia-Pacific was up 17%. In total, international package average daily volume increased 1.3% and average revenue per piece increased 7.4% (5.8% currency-adjusted).

        For the six months ended June 30, 2002, revenue was up $74 million, reversing a first quarter decline. This revenue increase was driven by the second quarter improvements described above. On a year-to-date basis, international package average daily volume increased 0.8% and average revenue per piece increased 3.2% (4.3% currency-adjusted).

        The improvement in operating profit for our international package operations was $38 million for the quarter, $4 million of which was due to currency fluctuations. Year to date, operating profit was up $29 million, with currency fluctuations having a negative $5 million impact. International package operating profit also benefited by $4 million for the quarter, and $7 million year to date, from the elimination of goodwill amortization in 2002, as discussed in Note 8. In general, the increase in operating profit was primarily due to strong revenue growth for this segment in the second quarter.

Non-Package Operations

        Non-package revenue increased $170 million for the quarter and $407 million for the six-month period. UPS Logistics Group revenue was up 39% for the quarter of which 30% was due to acquisitions, primarily our UNI-DATA subsidiary in Germany, acquired last August. On a year-to-date basis, Logistics Group revenue was up 46% of which 32% was due to acquisitions. UPS Freight Services revenue was up $83 million during the quarter primarily due to having three full months of revenue from Fritz, which was acquired in late May 2001. On a year to date basis, the increase in Freight Services revenue is even more significant for the same reason (up $207 million).

        The increase in non-package operating profit for the quarter, and year-to-date, was primarily due to higher operating profits from our Freight Services business combined with a $13 million reduction in goodwill expense ($23 million year-to-date) as a result of the elimination of goodwill amortization in 2002, as discussed in Note 8.

  Operating Expenses and Operating Margin

        Consolidated operating expenses increased by $204 million, or 3.2%, for the quarter, and $345 million, or 2.7%, for the six-month period. The non-package segment accounted for the majority of these increases (up $154 million for the quarter and $396 million year-to-date). This is primarily the result of acquisitions that we completed in the first six months of 2001.

        Our operating margin, defined as operating profit as a percentage of revenue, decreased from 13.9% during the second quarter of 2001 to 13.4% during the second quarter of 2002. This decline is primarily due to a 0.9% decline in the operating margin for our U.S. domestic package segment, which experienced a volume-driven decline in profit.

        For the first six months of the year, our operating margin decreased from 13.3% in 2001 to 12.9% during 2002. This decline was also affected by the decrease in domestic profitability for the second quarter, which produced a decline for the six months.

Investment Income/Interest Expense

        The decrease in investment income of $27 million for the second quarter of 2002 ($68 million year-to-date) is primarily due to a combination of lower interest rates and lower balances available for investment in 2002.

Net Income and Earnings Per Share

        Net income for the second quarter of 2002 was $611 million, a decrease of $19 million from $630 million in the second quarter of 2001, resulting in a decrease in diluted earnings per share from $0.55 in 2001 to $0.54 in 2002. Adjusting for the effects of goodwill amortization, our net income for the second quarter of 2001 would have been $642 million, or $0.56 per diluted share (see Note 8).

        Net income for the first six months of 2002 was $1.174 billion, a decrease of $12 million from $1.186 billion in the first six months of 2001. However, due to a decrease in the weighted average shares outstanding, diluted earnings per share increased from $1.03 in 2001 to $1.04 in 2002. The 2001 results reflect a non-recurring FAS 133 cumulative expense adjustment, net of tax, of $26 million. Excluding the impact of this non-recurring item and adjusting for the effects of goodwill amortization, our net income for the first six months of 2001 would have been $1.235 billion, or $1.08 per diluted share.

Liquidity and Capital Resources

        Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $2.4 billion at June 30, 2002.

        As part of our continuing share repurchase program, $1.0 billion was authorized for share repurchases in February 2002, of which $751 million was still available as of June 30, 2002.

        We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.30 billion was outstanding under these programs as of June 30, 2002. Of this amount, $1.25 billion has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis under our revolving credit facilities. The average interest rate on the amount outstanding at June 30, 2002 was 1.78%. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at June 30, 2002.

        We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $3.75 billion and $1.25 billion, expiring on April 24, 2003 and April 27, 2005, respectively. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of June 30, 2002.

        We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. No amounts were outstanding under this program at June 30, 2002.

        We have a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $1.358 billion issued under this shelf registration statement at June 30, 2002. As of June 30, 2002, $716 million in notes have been issued under the UPS Notes program, $89 million of which were issued in the second quarter of 2002. These notes have various terms and maturities, all with fixed interest rates. The notes are callable at various stated times after issuance, and $104 million of the notes were called in the second quarter of 2002.

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

        In May 2002, we began settlement discussions with the IRS pursuant to mediation conducted by a judge of the Tax Court. Although these settlement discussions are still in process, we and the IRS have reached a tentative basis for settlement of all outstanding tax issues related to EV package insurance. If this tentative basis for settlement becomes final, we expect to receive a refund or credit of some of the amount we previously paid to the IRS.

        Many steps are required before the amount of any refund or credit associated with the EV package insurance issues is determined or before a settlement would become final. These steps will likely take at least several months and could take substantially longer. There can be no assurance that the tentative basis for settlement will not materially change, or that it or any other settlement will be approved and finalized. If we are unable to finalize a settlement, we intend to vigorously defend the remanded proceedings in the Tax Court.

        There are other outstanding tax issues that are unrelated to EV package insurance for each tax year covered by the tentative basis for settlement. These issues are described below. The IRS will not issue refunds for a given tax year until all matters for that tax year are resolved. Accordingly, we will not be able to determine the availability, timing or amount of any potential refunds until these unrelated tax issues are concluded.

        Therefore, since contingencies continue to exist and we cannot accurately predict the availability, timing or amount of a possible refund or credit, we are not in a position to reverse any portion of the tax assessment charges that we recorded after the August 1999 Tax Court decision.

        The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $16 million of additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $155 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through June 30, 2002 could aggregate up to approximately $463 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2001. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

        We are named as a defendant in twenty-four pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on a variety of state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

        These actions were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

        These twenty-four cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. The Court has ruled on the pending motions to dismiss, granting our motion to dismiss with respect to all of the plaintiffs' tort cliams and all of their breach of contract claims prior to August 26, 1994. Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, may proceed at this time. UPS intends to continue to seek dismissal of these remaining claims. Motions to remand several of these cases to state court are pending.

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

        As of December 31, 2001, we had approximately 232,500 employees (64% of total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters ("Teamsters"). These agreements run through July 31, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on August 1, 2001. Members of Teamsters 2727 recently voted down a proposed new contract, and negotiations are ongoing with the assistance of the National Mediation Board. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

        On July 15, 2002, we and the Teamsters reached tentative agreement on a successor to our current national master agreement and all supplemental agreements. The proposed contracts will be sent to the Teamster's membership for a ratification vote in August 2002. We anticipate that the membership will ratify these agreements.

        We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases, through 2009.

        At June 30, 2002, we had unfunded loan commitments totaling $676 million, consisting of letters of credit of $64 million and other unfunded lending commitments of $612 million.

New Accounting Pronouncements

        Effective January 1, 2002, we adopted FASB Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). Under the provisions of FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but rather are subjected to periodic impairment testing. The transitional impairment test required by FAS 142 is a two-step process. The first step involves estimating the fair value of each reporting unit that has goodwill assigned to it and comparing the estimated fair value to the reporting unit's carrying value. A second step is required if the reporting unit's estimated fair value is less than its carrying value. The second step of the impairment test involves estimating the fair value of the goodwill and comparing that estimate to the goodwill's carrying value. A shortfall of the goodwill's fair value below carrying value represents the amount of goodwill impairment.

        We have completed the first step of the impairment testing described above, but we have not completed the second step. Our approach to determining fair value is primarily based on the use of a discounted cash flow methodology. Pursuant to the results of the first step, there is an indication we may have some limited impairment within our non-package segment. The amount of impairment will be determined upon completion of the second step of the impairment test, which will occur by year-end 2002.

        Goodwill amortization ceased upon the implementation of FAS 142 on January 1, 2002. See Note 8 to the accompanying consolidated financial statements for a summary of the impact goodwill amortization had on 2001 income and earnings per share.

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

        Our market risks, hedging strategies, and financial instrument positions at June 30, 2002 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. During the first six months of 2002, we issued a total of $225 million of fixed rate notes with various maturities under our UPS Notes program. All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $121 million of the notes were called in the first six months of 2002.

        The total fair value asset (liability) of our derivative financial instruments, including derivatives added during the first six months of 2002, is summarized in the following table (in millions):

	June 30, 2002	December 31, 2001
Energy Hedges	$20	$(27)
Currency Hedges	—	4
Interest Rate Hedges	(57)	(74)
Investment Hedges	219	214

	$182	$117

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 4 to our unaudited consolidated financial statements contained herein.

Item 4. Submission of Matters to a Vote of Security Holders

        Our annual meeting of shareowners was held on May 16, 2002.

        Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1.
The results of the voting by the shareowners for directors are presented below.

Director	Number of Votes		Percent of Total Voting
William H. Brown, III	For Withheld	3,944,567,194 77,216,586	98.08 1.92	% %
Calvin Darden	For Withheld	3,931,844,047 89,939,733	97.76 2.24	% %
Michael L. Eskew	For Withheld	3,995,332,012 26,451,768	99.34 0.66	% %
James P. Kelly	For Withheld	3,979,727,796 42,055,984	98.95 1.05	% %
Ann M. Livermore	For Withheld	3,974,725,012 47,058,768	98.83 1.17	% %
Gary E. MacDougal	For Withheld	3,968,046,693 53,737,087	98.66 1.34	% %
Joseph R. Moderow	For Withheld	3,989,232,296 32,551,484	99.19 0.81	% %
Victor A. Pelson	For Withheld	3,975,437,204 46,346,576	98.85 1.15	% %
Lea N. Soupata	For Withheld	3,868,660,520 153,123,260	96.19 3.81	% %
Robert M. Teeter	For Withheld	3,971,723,454 50,060,326	98.76 1.24	% %
John W. Thompson	For Withheld	3,981,745,572 40,038,208	99.00 1.00	% %
Thomas H. Weidemeyer	For Withheld	3,969,701,002 52,082,778	98.70 1.30	% %

2.    The proposal and the results of the voting by the shareowners for ratification of our appointment of independent auditors are presented below.

Director	Number of Votes		Percent of Total Voting
To ratify the appointment of Deloitte & Touche LLP, independent auditors, as auditors of UPS and its subsidiaries for the year ending December 31, 2002	For Against Abstain	3,958,234,828 50,130,352 13,410,523	98.42 1.25 0.33	% % %

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:

3.1
Form of Restated Certificate of Incorporation of United Parcel Service, Inc., as amended.

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

4.4
Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

99.1
Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K:

        The Company filed a Form 8-K Current Report on July 11, 2002 (Date of Earliest Event Reported: July 10, 2002), providing an update to second quarter operating and financial performance and an update to ongoing labor negotiations.

        The Company filed a Form 8-K Current Report on July 12, 2002 (Date of Earliest Event Reported: July 12, 2002), reporting second quarter financial results and the planned registration of a secondary public offering associated with the inclusion of the Company's Class B common stock in the Standard & Poor's 500 Index.

        The Company filed a Form 8-K Current Report on July 17, 2002 (Date of Earliest Event Reported: July 16, 2002), reporting that the Company had reached a tentative agreement with the International Brotherhood of Teamsters on a new six-year labor contract to replace the agreement expiring on July 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)
Date: August 14, 2002	By:	/s/ D. SCOTT DAVIS D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES