Form 10-Q
period 2002-09-30
UNITED PARCEL SERVICE INC
filed 2002-11-14
CIK 1090727

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002,
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15451

United Parcel Service, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-2480149 (IRS Employer Identification No.)
55 Glenlake Parkway, NE Atlanta, Georgia (Address of Principal Executive Offices)	30328 (Zip Code)
(404) 828-6000 (Registrant's telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 646,186,115 Class A shares, and 470,398,755 Class B shares, with a par value of $0.01 per share outstanding at November 11, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2002 (unaudited) and December 31, 2001
(In millions, except per share amounts)

	September 30, 2002	December 31, 2001
Assets
Current Assets:
Cash & cash equivalents	$1,452	$858
Marketable securities & short-term investments	1,199	758
Accounts receivable, net	3,745	4,078
Finance receivables, net	1,011	708
Other current assets	909	1,195

Total Current Assets	8,316	7,597
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $11,519 and $10,620 in 2002 and 2001	13,612	13,438
Prepaid Pension Costs	1,936	1,845
Other Assets	2,086	1,756

	$25,950	$24,636

Liabilities & Shareowners' Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$1,292	$518
Accounts payable	1,997	1,899
Accrued wages & withholdings	1,816	1,169
Other current liabilities	1,058	1,200

Total Current Liabilities	6,163	4,786
Long-Term Debt	3,558	4,648
Accumulated Postretirement Benefit Obligation, Net	1,234	1,130
Deferred Taxes, Credits & Other Liabilities	4,038	3,824
Shareowners' Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 656 and 772 in 2002 and 2001	7	8
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 461 and 349 in 2002 and 2001	4	3
Additional paid-in capital	3	414
Retained earnings	11,276	10,162
Accumulated other comprehensive loss	(333)	(339)
Deferred compensation arrangements	84	47

	11,041	10,295
Less: Treasury stock (1 shares in 2002 and 2001)	(84)	(47)

	10,957	10,248

	$25,950	$24,636

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Three and Nine Months Ended September 30, 2002 and 2001
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$7,754	$7,398	$23,015	$22,324

Operating Expenses:
Compensation and benefits	4,520	4,306	13,404	12,826
Other	2,284	2,149	6,686	6,570

	6,804	6,455	20,090	19,396

Operating Profit	950	943	2,925	2,928

Other Income and (Expense):
Investment income	20	34	44	126
Interest expense	(30)	(45)	(121)	(136)

	(10)	(11)	(77)	(10)

Income Before Income Taxes And Cumulative Effect of Change In Accounting Principle	940	932	2,848	2,918
Income Taxes	362	364	1,096	1,138

Income Before Cumulative Effect of Change In Accounting Principle	578	568	1,752	1,780
Cumulative Effect of Change In The Method Of Accounting For Derivatives, Net of Taxes	—	—	—	(26)

Net Income	$578	$568	$1,752	$1,754

Basic Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$0.52	$0.50	$1.57	$1.58

Basic Earnings Per Share	$0.52	$0.50	$1.57	$1.56

Diluted Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$0.51	$0.50	$1.55	$1.55

Diluted Earnings Per Share	$0.51	$0.50	$1.55	$1.53

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Nine Months Ended September 30, 2002
(In millions, except per share amounts)
(unaudited)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Loss		Treasury Stock
					Additional Paid-In Capital	Retained Earnings		Deferred Compensation Arrangements			Total Shareowners' Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, January 1, 2002	772	$8	349	$3	$414	$10,162	$(339)	$47	(1)	$(47)	$10,248
Comprehensive income:
Net income	—	—	—	—	—	1,752	—	—	—	—	1,752
Foreign currency adjustments	—	—	—	—	—	—	2	—	—	—	2
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(13)	—	—	—	(13)
Unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	17	—	—	—	17

Comprehensive income											1,758

Dividends ($0.57 per share)	—	—	—	—	—	(638)	—	—	—	—	(638)
Stock award plans	5	—	—	—	89	—	—	—	—	—	89
Common stock purchases	(10)	—	—	—	(572)	—	—	—	—	—	(572)
Common stock issuances	1	—	—	—	72	—	—	—	—	—	72
Common stock held for deferred compensation arrangements	—	—	—	—	—	—	—	37	—	(37)	—
Conversion of Class A Common stock to Class B Common stock	(112)	(1)	112	1	—	—	—	—	—	—	—

Balance, September 30, 2002	656	$7	461	$4	$3	$11,276	$(333)	$84	(1)	$(84)	$10,957

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,752	$1,754
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,086	1,017
Postretirement benefits	104	84
Deferred taxes, credits and other	80	178
Stock award plans	361	386
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	328	611
Finance receivables, net	(581)	(504)
Other current assets	492	352
Prepaid pension costs	(91)	(241)
Accounts payable	98	(249)
Accrued wages and withholdings	344	319
Dividends payable	(212)	(192)
Income taxes payable	(79)	641
Other current liabilities	210	(47)

Net cash from operating activities	3,892	4,109

Cash flows from investing activities:
Capital expenditures	(1,246)	(1,931)
Disposals of property, plant and equipment	48	80
Purchases of marketable securities and short-term investments	(2,046)	(2,775)
Sales and maturities of marketable securities and short-term investments	1,572	2,666
Payments for acquisitions, net of cash acquired	(14)	(433)
Other asset receipts (payments)	(18)	(73)

Net cash used in investing activities	(1,704)	(2,466)

Cash flows from financing activities:
Proceeds from borrowings	347	1,845
Repayments of borrowings	(754)	(854)
Purchases of common stock	(572)	(1,716)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	96	208
Dividends	(638)	(644)
Other transactions	(82)	(69)

Net cash used in financing activities	(1,603)	(1,230)

Effect of exchange rate changes on cash	9	11

Net increase in cash and cash equivalents	594	424
Cash and cash equivalents:
Beginning of period	858	879

End of period	$1,452	$1,303

Cash paid during the period for:
Interest (net of amount capitalized)	$125	$93

Income taxes	$1,124	$264

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

2.    In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2002, our results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Numerator for basic and diluted earnings per share—
Net income	$578	$568	$1,752	$1,754

Denominator:
Weighted-average shares	1,117	1,125	1,117	1,126
Deferred compensation arrangements	1	1	1	1

Denominator for basic earnings per share	1,118	1,126	1,118	1,127

Effect of dilutive securities:
Contingent shares—
Management incentive awards	6	8	5	6
Stock option plans	10	12	10	13

Denominator for diluted earnings per share	1,134	1,146	1,133	1,146

Basic Earnings Per Share	$0.52	$0.50	$1.57	$1.56

Diluted Earnings Per Share	$0.51	$0.50	$1.55	$1.53

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

        The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $37 million of additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $173 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through September 30, 2002 could aggregate up to approximately $509 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2001. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

        We are named as a defendant in twenty-two pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

        These actions all were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

        These twenty-two cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. The Court has ruled on the pending motions to dismiss, granting our motion to dismiss with respect to all of the plaintiffs' tort claims and all of their breach of contract claims prior to August 26, 1994. Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, may proceed at this time. UPS intends to continue to seek dismissal of these remaining claims.

        The defendants in the MDL Proceeding, including UPS, have stipulated to conditional certification of a plaintiff class in most of the lawsuits challenging the EV insurance program for UPS shippers. Class certification is a procedural step that allows claims to be resolved at one time as to all potential claimants; it does not depend on or reflect the merits of the underlying claims. Defendants may move later to set aside or modify the class certification.

        The cases subject to the class certification stipulation will proceed to a single trial before the federal court presiding over the MDL Proceeding, instead of being returned for trial to the numerous federal courts around the country from which they were transferred. In addition, plaintiffs in the five cases with pending motions to remand to state court have withdrawn these motions.

        As previously disclosed, in addition to the cases in which UPS is named as a defendant, there is also an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. This case also has been consolidated into the MDL Proceeding. The plaintiff is seeking to have the case remanded back to state court. Further activity in this case has been stayed until January 2003.

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

        Segment information for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
U.S. domestic package	$5,889	$5,806	$17,700	$17,763
International package	1,184	1,012	3,382	3,136
Non-package	681	580	1,933	1,425

Consolidated	$7,754	$7,398	$23,015	$22,324

Operating profit (loss):
U.S. domestic package	$809	$895	$2,570	$2,706
International package	65	(4)	157	59
Non-package	76	52	198	163

Consolidated	$950	$943	$2,925	$2,928

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
UPS Logistics Group gross revenue	$328	$244	$898	$675
Less freight under management	(62)	(56)	(172)	(172)

Net revenue	266	188	726	503

UPS Freight Services gross revenue	613	437	1,590	803
Less freight under management	(371)	(196)	(891)	(312)

Net revenue	242	241	699	491

Other	173	151	508	431

Non-package revenue	$681	$580	$1,933	$1,425

        Non-package operating profit included $28 and $27 million for the three months ended September 30, 2002 and 2001, respectively, and $84 and $83 million for the nine months ended September 30, 2002 and 2001, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

6.    The major components of other operating expenses for the three and nine months ended September 30 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Repairs and maintenance	$261	$258	$793	$781
Depreciation and amortization	373	361	1,086	1,017
Purchased transportation	394	381	1,092	1,196
Fuel	242	260	675	751
Other occupancy	120	120	379	382
Other expenses	894	769	2,661	2,443

Consolidated	$2,284	$2,149	$6,686	$6,570

7.    Other assets as of September 30, 2002 and December 31, 2001 consist of the following (in millions):

	September 30, 2002	December 31, 2001
Goodwill	$1,149	$1,112
Intangible assets, net of accumulated amortization	108	107
Non-current finance receivables, net of allowance for credit losses	520	242
Other non-current assets	309	295

Consolidated	$2,086	$1,756

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

        The following table indicates the allocation of goodwill by reportable segment, as of September 30, 2002 and December 31, 2001 (in millions):

	September 30, 2002	December 31, 2001
Goodwill by Segment:
U.S. domestic package	$—	$—
International package	100	98
Non-package	1,049	1,014

Consolidated	$1,149	$1,112

        Goodwill in the international package and non-package segments increased from year-end due to the resolution of purchase price contingencies and other purchase price adjustments to acquisitions closed in 2001.

        Intangible assets of $95 million consisting of franchise rights, non-compete agreements, licenses, and patents continue to be amortized under the provisions of FAS 142 because they have finite lives. The remaining intangible assets, consisting of trade names, of $13 million are considered indefinite-lived intangible assets under FAS 142, and are no longer being amortized.

        Goodwill amortization ceased upon the implementation of FAS 142 on January 1, 2002. The following table indicates the impact on net income and earnings per share if the non-amortization provisions of FAS 142 had been applied beginning January 1, 2001 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$578	$568	$1,752	$1,754
Adjustments:
Goodwill amortization	—	21	—	51
Income taxes	—	(3)	—	(10)

Adjusted net income	578	586	1,752	1,795
Cumulative effect of change in accounting principle (FAS 133)	—	—	—	26

Adjusted net income before cumulative effect of change in accounting principle	$578	$586	$1,752	$1,821

Basic earnings per share:
Reported	$0.52	$0.50	$1.57	$1.56
Adjusted	$0.52	$0.52	$1.57	$1.59
Diluted earnings per share:
Reported	$0.51	$0.50	$1.55	$1.53
Adjusted	$0.51	$0.51	$1.55	$1.57
Basic earnings per share before cumulative effect of change in accounting principle:
Reported	$0.52	$0.50	$1.57	$1.58
Adjusted	$0.52	$0.52	$1.57	$1.62
Diluted earnings per share before cumulative effect of change in accounting principle:
Reported	$0.51	$0.50	$1.55	$1.55
Adjusted	$0.51	$0.51	$1.55	$1.59

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

10.    In response to the September 11, 2001 terrorist attacks, the FAA issued a federal ground stop order prohibiting all flights to, from, and within the United States. Due to this order, all domestic UPS aircraft were grounded, and international flights into the United States were diverted on September 11th and 12th. We were able to transport many of our express shipments through our extensive ground network until the FAA order was lifted and our air operations resumed on the evening of September 13th. Due to the economic disruption caused by these events, we sustained significant declines in our U.S. origin package volume during the weeks following the attacks.

        On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act, a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. We submitted a claim for compensation to the Department of Transportation and recognized a pre-tax amount of $37 million related to this reimbursement as a credit to the other expenses line item of other operating expenses in the third quarter of 2001 under the provisions of EITF 01-10 "Accounting for the Impact of Terrorist Attacks of September 11, 2001."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

        The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,
	2002	2001	$		%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,344	$1,310		$34	2.6%
Deferred	672	664		8	1.2
Ground	3,873	3,832		41	1.1

Total U.S. domestic package	5,889	5,806		83	1.4
International package:
Domestic	238	213		25	11.7
Export	826	696		130	18.7
Cargo	120	103		17	16.5

Total International package	1,184	1,012		172	17.0
Non-package:
UPS Logistics Group	266	188		78	41.5
UPS Freight Services	242	241		1	0.4
Other	173	151		22	14.6

Total Non-package	681	580		101	17.4

Consolidated	$7,754	$7,398		$356	4.8%

Average Daily Package Volume (in thousands):				#

U.S. domestic package:
Next Day Air	1,095	1,074		21	2.0%
Deferred	792	822		(30)	(3.6)
Ground	9,766	10,009		(243)	(2.4)

Total U.S. domestic package	11,653	11,905		(252)	(2.1)
International package:
Domestic	753	771		(18)	(2.3)
Export	433	394		39	9.9

Total International package	1,186	1,165		21	1.8

Consolidated	12,839	13,070		(231)	(1.8)%

Operating days in period	64	63
Average Revenue Per Piece:			$

U.S. domestic package:
Next Day Air	$19.18	$19.36		$(0.18)	(0.9)%
Deferred	13.26	12.82		0.44	3.4
Ground	6.20	6.08		0.12	2.0
Total U.S. domestic package	7.90	7.74		0.16	2.1
International:
Domestic	4.94	4.39		0.55	12.5
Export	29.81	28.04		1.77	6.3
Total International package	14.02	12.39		1.63	13.2
Consolidated	$8.46	$8.16		$0.30	3.7%

	Nine Months Ended September 30,
	2002	2001	$		%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$3,993	$4,076		$(83)	(2.0)%
Deferred	2,067	2,091		(24)	(1.1)
Ground	11,640	11,596		44	0.4

Total U.S. domestic package	17,700	17,763		(63)	(0.4)
International package:
Domestic	689	665		24	3.6
Export	2,366	2,173		193	8.9
Cargo	327	298		29	9.7

Total International package	3,382	3,136		246	7.8
Non-package:
UPS Logistics Group	726	503		223	44.3
UPS Freight Services	699	491		208	42.4
Other	508	431		77	17.9

Total Non-package	1,933	1,425		508	35.6

Consolidated	$23,015	$22,324		$691	3.1%

Average Daily Package Volume (in thousands):				#

U.S. domestic package:
Next Day Air	1,089	1,097		(8)	(0.7)%
Deferred	838	861		(23)	(2.7)
Ground	9,848	10,067		(219)	(2.2)

Total U.S. domestic package	11,775	12,025		(250)	(2.1)
International package:
Domestic	762	783		(21)	(2.7)
Export	431	397		34	8.6

Total International package	1,193	1,180		13	1.1

Consolidated	12,968	13,205		(237)	(1.8)%

Operating days in period	191	191
Average Revenue Per Piece:			$

U.S. domestic package:
Next Day Air	$19.20	$19.45		$(0.25)	(1.3)%
Deferred	12.91	12.72		0.19	1.5
Ground	6.19	6.03		0.16	2.7
Total U.S. domestic package	7.87	7.73		0.14	1.8
International:
Domestic	4.73	4.45		0.28	6.3
Export	28.74	28.66		0.08	0.3
Total International package	13.41	12.59		0.82	6.5
Consolidated	$8.38	$8.17		$0.21	2.6%

Operating Profit

        The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended September 30,		Change
	2002	2001	$	%
Operating Segment
U.S. domestic package	$809	$895	$(86)	(9.6)%
International package	65	(4)	69	1,725.0
Non-package	76	52	24	46.2

Consolidated Operating Profit	$950	$943	$7	0.7%

	Nine Months Ended September 30,		Change
	2002	2001	$	%
Operating Segment
U.S. domestic package	$2,570	$2,706	$(136)	(5.0)%
International package	157	59	98	166.1
Non-package	198	163	35	21.5

Consolidated Operating Profit	$2,925	$2,928	$(3)	(0.1)%

U.S. Domestic Package Operations

        U.S. domestic package revenue increased $83 million, or 1.4%, for the quarter. This increase was driven by a 2.1% increase in revenue per piece, and partially offset by a 2.1% decline in average daily package volume. The decline in volume was primarily a result of the continued weakness in the U.S. economy, combined with the impact of volume diversion to competitors prior to the agreement reached on a new six-year contract with the International Brotherhood of Teamsters. The decline in volume was most pronounced in the period surrounding the July 31, 2002 expiration date of the existing contract. Next day air volume benefited from a favorable comparison with the prior year, due to the events of September 11, 2001 (See Note 10).

        For the nine months, U.S. domestic package revenue declined $63 million, or 0.4%, driven by a 2.1% decline in volume and partially offset by a 1.8% increase in revenue per piece. The decrease in volume was influenced by the factors noted above.

        On January 7, 2002, we increased rates for standard ground shipments an average of 3.5% for commercial deliveries. The ground residential charge increased $0.05 to $1.10 over the commercial ground rate, and this charge has been applied to express deliveries in 2002. The additional delivery area surcharge, which is added to ground deliveries in certain less accessible areas, remained at $1.50. In addition, in 2002, this charge has been applied to express deliveries to these addresses. Rates for UPS Hundredweight increased 5.9%.

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

        An index-based fuel surcharge, which became effective December 10, 2001, continued and resets on a monthly basis since February 2002. It replaced a fixed fuel surcharge of 1.25%, which was originally implemented prior to 2001. The index-based surcharge is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy. Based on published rates, the average fuel surcharge for the third quarter of 2002 was 0.75% and for the nine months was 0.66%.

        U.S. domestic package operating profit decreased $86 million, or 9.6%, for the quarter ($136 million, or 5.0%, year-to-date) primarily due to the decrease in average daily volume discussed previously and an increase in operating expenses (discussed further below). In the third quarter of 2001, we recorded a credit to expense related to the Air Transportation Safety and System Stabilization Act, which benefited this segment by $14 million (See Note 10).

International Package Operations

        For the third quarter, international package revenue improved $172 million, or 17%, due primarily to volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency. This volume growth was driven primarily by the Europe and Asia-Pacific regions, each of which saw export volume increases of 15%. In total, international package average daily volume increased 1.8% and average revenue per piece increased 13.2% (6.9% currency-adjusted).

        For the nine months ended September 30, 2002, revenue was up $246 million, or 7.8%, and was driven by the growth in export volume discussed above. On a year-to-date basis, international package average daily volume increased 1.1% and average revenue per piece increased 6.5% (5.3% currency-adjusted).

        The improvement in operating profit for our international package operations was $69 million for the quarter, $11 million of which was due to currency fluctuations. Year-to-date, operating profit was up $98 million, or 166%, $6 million of which was due to currency fluctuations. In general, the increase in operating profit was primarily due to strong export volume growth and revenue per piece increases. International package operating profit also benefited by $2 million for the quarter, and $9 million year-to-date, from the elimination of goodwill amortization in 2002, as discussed in Note 8. In the third quarter of 2001, we recorded a credit to expense related to the Air Transportation Safety and System Stabilization Act, which benefited this segment by $23 million (see Note 10).

Non-Package Operations

        Non-package revenue increased $101 million, or 17.4%, for the quarter and $508 million, or 35.6%, for the year-to-date period. For the quarter, 6.3% of this revenue growth was due to acquisitions and the remaining 11.1% was due to organic growth of the business. For the year-to-date period, 29.8% of revenue growth was due to acquisitions, while 5.9% was due to organic growth.

        UPS Logistics Group revenue was up 41.5% for the quarter of which approximately half was due to acquisitions, primarily our UNI-DATA subsidiary in Germany, acquired last August. On a year-to-date basis, Logistics Group revenue was up 44.3% of which over half was due to acquisitions. UPS Freight Services revenue growth was flat during the quarter, as the comparison to the prior year was hindered by the exclusion of the FedEx brokerage business that was sold earlier this year. Adjusting for the impact of this event, Freight Services would have reported a mid single digit revenue increase. On a year-to-date basis, Freight Services revenue grew $208 million, or 42.4%, primarily due to having nine full months of revenue from Fritz, which was acquired in May 2001.

        The increase in non-package operating profit for the quarter, and year-to-date, was primarily due to higher operating profits from our Freight Services business combined with a $19 million reduction in goodwill expense ($42 million year-to-date) as a result of the elimination of goodwill amortization in 2002, as discussed in Note 8.

Operating Expenses and Operating Margin

        Consolidated operating expenses increased by $349 million, or 5.4%, for the quarter. Compensation and benefits increased by 5.0% during the quarter, primarily due to increased costs associated with health and retirement benefits. Other operating expenses increased by 6.3% during the quarter, largely due to increased advertising expenses and the $37 million reduction to expense in 2001 for the reimbursement associated with the Air Transportation Safety and System Stabilization Act (See Note 10).

        Operating expenses increased by $694 million, or 3.6%, for the year-to-date period. The non-package segment accounted for the majority of these increases (up $473 million), principally due to acquisitions that we completed during the first nine months of 2001.

        Our operating margin, defined as operating profit as a percentage of revenue, decreased from 12.7% during the third quarter of 2001 to 12.3% during the third quarter of 2002. This decline is primarily due to a 170 basis point decline in the operating margin for our U.S. domestic package segment, which experienced a volume-driven decline in profit.

        For the first nine months of the year, our operating margin decreased from 13.1% in 2001 to 12.7% during 2002. This decline was also affected by the decrease in domestic profitability discussed above.

Investment Income/Interest Expense

        The decrease in investment income of $14 million for the third quarter of 2002 ($82 million year-to-date) is primarily due to a combination of lower interest rates and lower balances available for investment in 2002. The $15 million decline in interest expense for the third quarter and year-to-date is primarily the result of lower interest rates on variable rate debt.

Net Income and Earnings Per Share

        Net income for the third quarter of 2002 was $578 million, an increase of $10 million from $568 million in the third quarter of 2001, resulting in an increase in diluted earnings per share from $0.50 in 2001 to $0.51 in 2002. Adjusting for the effects of goodwill amortization, our net income for the third quarter of 2001 would have been $586 million, or $0.51 per diluted share (see Note 8).

        Net income for the first nine months of 2002 was $1.752 billion, a decrease of $2 million from $1.754 billion in the first nine months of 2001. However, due to a decrease in the weighted average shares outstanding, diluted earnings per share increased from $1.53 in 2001 to $1.55 in 2002. The 2001 results reflect a non-recurring FAS 133 cumulative expense adjustment, net of tax, of $26 million. Excluding the impact of this non-recurring item and adjusting for the effects of goodwill amortization, our net income for the first nine months of 2001 would have been $1.821 billion, or $1.59 per diluted share.

Liquidity and Capital Resources

        Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $2.65 billion at September 30, 2002.

        As part of our continuing share repurchase program, $1.0 billion was authorized for share repurchases in February 2002, of which $719 million was still available as of September 30, 2002.

        We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.22 billion was outstanding under these programs as of September 30, 2002. The entire balance outstanding has been classified as a current liability. The average interest rate on the amount outstanding at September 30, 2002 was 1.72%. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at September 30, 2002.

        We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring on April 24, 2003 and the other on April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of September 30, 2002.

        We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. No amounts were outstanding under this program at September 30, 2002.

        We have a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $1.48 billion issued under this shelf registration statement at September 30, 2002. As of September 30, 2002, $838 million in notes have been issued under the UPS Notes program. These notes have various terms and maturities, all with fixed interest rates. The notes are callable at various stated times after issuance, and $200 million of the notes have been called since the inception of the program. As of September 30, 2002, $638 million in UPS Notes were outstanding.

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

        The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $37 million of additional income tax expense. Also, the IRS has issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. This report proposes adjustments that would result in $173 million in additional income tax expense. For the 1985 through 1994 tax years, unpaid interest on these adjustments through September 30, 2002 could aggregate up to approximately $509 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1995 through 2001. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

        We are named as a defendant in twenty-two pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

        These actions were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

        These twenty-two cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding ("MDL Proceeding") in federal court in New York. The Court has ruled on the pending motions to dismiss, granting our motion to dismiss with respect to all of the plaintiffs' tort claims and all of their breach of contract claims prior to August 26, 1994. Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, may proceed at this time. UPS intends to continue to seek dismissal of these remaining claims.

        The defendants in the MDL Proceeding, including UPS, have stipulated to conditional certification of a plaintiff class in most of the lawsuits challenging the EV insurance program for UPS shippers. Class certification is a procedural step that allows claims to be resolved at one time as to all potential claimants; it does not depend on or reflect the merits of the underlying claims. Defendants may move later to set aside or modify the class certification.

        The cases subject to the class certification stipulation will proceed to a single trial before the federal court presiding over the MDL Proceeding, instead of being returned for trial to the numerous federal courts around the country from which they were transferred. In addition, plaintiffs in the five cases with pending motions to remand to state court have withdrawn these motions.

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

        As of December 31, 2001, we had approximately 232,500 employees (64% of total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters ("Teamsters"). On October 7, 2002, the Teamsters ratified a new master agreement with UPS that runs through July 31, 2008. The new agreement is retroactive to August 1, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements have various expiration dates between July 31, 2002 and May 31, 2003.

        In November 2002, we announced rate increases, to take effect on January 6, 2003, that are in line with previous rate increases. We increased rates for standard ground shipments an average of 3.9% for commercial deliveries. The ground residential surcharge increased $0.05 to $1.25 over the commercial ground rate. The additional delivery area surcharge added to residential deliveries in certain less accessible areas increased to $0.25 to $1.75. Rates for UPS Hundredweight will increase 5.9%. In addition, we increased rates for UPS Next Day Air an average of 3.4% and increased rates for deferred services by 4.5%. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market. The indexed-based fuel surcharge remains in effect, and is currently at 1.25%.

        We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases, through 2009.

        At September 30, 2002, we had unfunded loan commitments totaling $710 million, consisting of standby letters of credit of $41 million and other unfunded lending commitments of $669 million.

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

        In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003. We are currently evaluating the potential impact of this statement.

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

        Our market risks, hedging strategies, and financial instrument positions at September 30, 2002 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. During the first nine months of 2002, we issued a total of $346 million of fixed rate notes with various maturities under our UPS Notes program. All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $200 million of the notes were called in the first nine months of 2002.

        The total fair value asset (liability) of our derivative financial instruments, including derivatives added during the first nine months of 2002, is summarized in the following table (in millions):

	September 30, 2002	December 31, 2001
Energy Derivatives	$31	$(27)
Currency Derivatives	—	4
Interest Rate Derivatives	(66)	(74)
Investment Derivatives	221	214

	$186	$117

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

Item 4. Controls and Procedures

        During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 4 to our unaudited consolidated financial statements contained herein.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:

  99.1—Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2—Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UNITED PARCEL SERVICE, INC. (Registrant)
Date: November 14, 2002	By:	/s/ D. SCOTT DAVIS D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

United Parcel Service, Inc. and Subsidiaries

Certifications

        I, Michael L. Eskew, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Parcel Service, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL L. ESKEW Michael L. Eskew Chairman and Chief Executive Officer

United Parcel Service, Inc. and Subsidiaries

Certifications

        I, D. Scott Davis, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Parcel Service, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ D. SCOTT DAVIS D. Scott Davis Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
United Parcel Service, Inc. and Subsidiaries Certifications
United Parcel Service, Inc. and Subsidiaries Certifications