Form 10-K
period 2002-12-31
UNITED PARCEL SERVICE INC
filed 2003-03-06
CIK 1090727

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Class A common stock, par value $.01 per share

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑        No ☐

     The aggregate market value of the class B common stock held by non-affiliates of the registrant as of February 1, 2003 was approximately $30,253,493,290 (based on the closing price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter). As of February 1, 2003, non-affiliates held 601,948,080 shares of class A common stock and 489,935,114 shares of class B common stock. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

     As of February 1, 2003, there were 633,145,907 outstanding shares of class A common stock and 490,705,730 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 8, 2003 are incorporated by reference into Part III of this report.

PART I

Item 1.     Business

     Overview

      We are the world’s largest package delivery company and a leading global provider of specialized transportation and logistics services. We were founded in 1907 as a private messenger and delivery service in the Seattle, Washington area. Over the past 96 years, we have expanded from a small regional parcel delivery service into a global company. We deliver packages each business day for 1.8 million shipping customers to 6 million consignees. In 2002, we delivered an average of more than 13 million pieces per day worldwide. Total revenue in 2002 was over $31 billion. We focus on the movement of goods, information and funds, and we seek to position ourselves as the world’s premier enabler of global commerce.

      Our primary business is the time-definite delivery of packages and documents throughout the United States and in over 200 other countries and territories. We have established a global transportation infrastructure and developed a comprehensive portfolio of guaranteed delivery services, and we support these services with advanced technology. We provide integrated supply chain solutions for major companies worldwide. We are the industry leader in the delivery of goods purchased over the Internet.

     Competitive Strengths

      Our competitive strengths include:

      Global Reach and Scale. We believe that our integrated global ground and air network is the most extensive in the industry. We operate a ground fleet of more than 88,000 vehicles, ranging from custom-built delivery vehicles to large tractors and trailers, and almost 600 airplanes. In the U.S., we estimate that our integrated door-to-door delivery system carries goods having a value in excess of 6% of the U.S. gross domestic product, and we reach all U.S. businesses and residential addresses. We are the ninth largest airline in North America and eleventh largest in the world. Our primary air hub is located in Louisville, Kentucky.

      We established our first European operation in Germany in 1975 and expanded it as the single market created by the European Union drove the need for pan-European delivery services. We believe we have the most comprehensive integrated delivery and information services portfolio of any carrier in Europe.

      Through more than two dozen alliances with Asian delivery companies that supplement company-owned operations, we currently serve more than 40 Asia Pacific countries and territories. With the fastest growing middle classes in the world, China and India represent two of our most promising opportunities.

      We also are the largest air cargo carrier and a leading logistics provider in Latin America and the Caribbean. We have formed alliances with a number of service providers in countries throughout that region.

      Technology Systems. We continue to be a global leader in merging technology with business processes to improve operations and provide new or enhanced services to customers worldwide. We have developed a strong global capability as a mover of electronic information. We daily transmit approximately 3 million packets of tracking data via wireless networks, and we currently collect electronic data on about 90 percent of the packages that move through our system each day — more than any of our competitors.

      Technology powers virtually every service we offer and every operation we perform. Our technology initiatives continue to be driven by the needs of customers. We provide the infrastructure for an Internet presence that extends to more than 60,000 customer web sites that integrate UPS tools. We offer a variety of on-line service options that enable our customers to integrate UPS functionality into their own businesses — not only to conveniently send, manage and track their shipments, but to provide their own customers with better information services.

      E-Commerce Capabilities. We are a leading participant in and facilitator of global e-commerce, which we define as the use of networked computer technology to facilitate the buying and selling of goods and services. According to Forrester Research, by 2004, business-to-business e-commerce will grow to $6.3 trillion, and online transactions will account for 17% of business trade volume in the U.S. and 18% of world exports. Forrester Research also has projected that online retail sales will grow to $217.8 billion by 2007, which would comprise 8% of all retail sales. We enable our customers around the world to thrive in this environment by providing a portfolio of technology solutions that streamline their shipment processing and integrate critical transportation information into their business processes.

      Broad, Flexible Range of Distribution Services. Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements. All of our delivery service offerings are guaranteed.

      Our express air services are integrated with our vast ground delivery system. This integrated air and ground network enhances efficiency, improves productivity and provides us with the flexibility to transport packages using the most reliable and cost-effective transportation mode or combination of modes. Our sophisticated engineering systems allow us to optimize our network efficiency and asset utilization on a daily basis.

      Customer Relationships. We focus on building and maintaining long-term customer relationships. We deliver packages each business day for 1.8 million shipping customers to 6 million consignees. In addition, thousands of other customers access us daily through UPS On-Call PickupSM for air delivery services, about 45,000 letter drop-boxes, over 8,000 independently owned authorized shipping outlets, and through more than 4,000 independently owned and operated Mail Boxes Etc.® locations. In February 2003, we announced a plan to allow all Mail Boxes Etc. franchisees in the contiguous U.S. to convert their retail centers to The UPS StoreSM.

      We place significant value on the quality of our customer relationships, and we conduct comprehensive research to monitor customer perceptions. Since 1993, we have conducted telephone interviews with shipping decision-makers virtually every business day to determine their satisfaction with delivery providers and perception of performance on 17 key categories of service factors. Results from this survey for the second half of 2002 were the highest we ever have achieved.

      Brand Equity. We have built the leading and most trusted brand in our industry. Our reputation for quality service, reliability and product innovation is unmatched. The distinctive appearance of our vehicles and the friendliness and helpfulness of our drivers are major contributors to our brand equity.

      Over the past several years, we successfully have expanded our brand to stand for much more than U.S. ground delivery. The UPS brand now is recognized in the U.S. and around the world as a global provider of time-definite services. We are taking advantage of our strong brand equity to expand our product offerings in the supply chain solutions arena in order to help our customers build their businesses and become more profitable.

      Distinctive People and Culture. We believe that the dedication of our employees results in large part from our distinctive “employee-owner” concept. Our employee stock ownership tradition dates from 1927, when our founders, who believed that employee stock ownership was a vital foundation for successful business, first offered stock to employees. To facilitate employee stock ownership, we maintain several stock-based compensation programs.

      Our long-standing policy of “promotion from within” complements our tradition of employee ownership, and this policy makes it generally unnecessary for us to hire managers and executive officers from outside UPS. The vast majority of our management team began their careers as full-time or part-time hourly UPS employees, and have since spent their entire careers with us. Our chief executive officer and most of our executive officers have more than 30 years of service with us and have accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all of our shareowners.

      Financial Strength. Our balance sheet reflects financial strength that few companies can match. As of December 31, 2002, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $3 billion and shareowners’ equity of $12.5 billion. Long-term debt was

$3.5 billion. Our financial strength has given us the resources to achieve global scale and to make investments in technology, transportation equipment and buildings needed to facilitate our growth.

     Growth Strategy

      Our growth strategy takes advantage of our competitive strengths while maintaining our focus on meeting or exceeding our customers’ requirements. The principal components of our growth strategy are:

      Build on Our Leadership Position in Our U.S. Business. Our U.S. package operation is the foundation of our business and the primary engine for our future growth. We believe that our tradition of reliable package delivery service, our experienced and dedicated employees and our unmatched integrated air and ground network provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase core domestic revenues through cross-selling our existing and new services to our large and diverse customer base, to limit the rate of expense growth and to employ technology-driven efficiencies to increase operating profit.

      Continue International Expansion. We have built a strong international presence through significant investments over a number of years. The international package delivery market has grown, and continues to grow, at a faster rate than the U.S. market. We plan to utilize our worldwide infrastructure and broad product portfolio to continue to grow high-margin premium services and to implement cost, process and technology improvements in our international operations.

      Europe is our largest market outside the United States, followed by Asia. Both of these regions offer significant opportunities for growth as the European Union expands into the Eastern Bloc countries and creates even greater economic cohesion. Growth in Asia will be driven by improving demographic and economic trends in China, South Korea and India.

      Provide Comprehensive Supply Chain Solutions. Many businesses outsource the management of all or part of their supply chains to streamline and gain efficiencies, to strengthen their balance sheets and to improve service. We anticipate that there will be further demand for a global service offering that incorporates transportation, distribution and international trade services with financial and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

•	We manage supply chains for major companies in 120 countries, with about 25 million square feet of distribution space and over 750 facilities worldwide.

•	We focus on technology, reengineering and management-based solutions for our customers rather than solely on more traditional asset-based logistics such as warehouses and vehicle fleets.

•	We provide a broad range of transportation solutions to customers worldwide, including air, ocean and ground freight, as well as customs brokerage and trade and materials management.

•	We offer a portfolio of financial services that provide customers with short- and long-term financing, secured lending, working capital, government guaranteed lending, lines of credit, global trade financing, credit cards, equipment leasing and insurance.

      Leverage Our Leading-Edge Technology and E-Commerce Advantage. We believe that e-commerce will drive smaller and more frequent shipments and provide a strong complement to our core delivery service offerings.

      Our goals are to provide our customers with easy-to-use, flexible technology offerings that streamline their shipment processing and integrate critical transportation information into their business processes, helping them create supply chain efficiencies, improve their cash flows and serve their customers. Our leading-edge technology has enabled our e-commerce partners to integrate our shipping functionality into their e-commerce product suites. Our partners’ products are being installed throughout the Internet, and we expect these integrated systems to provide us with a competitive advantage as they allow our customers to provide better decision-making information and improve customer service.

      Pursue Strategic Acquisitions and Global Alliances. Strategic acquisitions and global alliances play a significant role in spurring growth. We look for opportunities that:

•	complement our core business;

•	build our global brand;

•	enhance our technological capabilities or service offerings;

•	lower our costs; and

•	expand our geographic presence and managerial expertise.

     Domestic Package Products and Services

      For most of our history, we have been engaged primarily in the delivery of packages traveling by ground transportation. We expanded this service gradually, and today our standard ground service is available to every address in the 48 contiguous United States. We handle packages that weigh no more than 150 pounds and are no larger than 108 inches in length and 130 inches in combined length and girth.

      In addition to our standard ground delivery product, UPS Hundredweight Service® offers discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient at one address and shipped on the same day. Customers realize significant savings on these shipments compared to less-than-truckload (or LTL) or air freight forwarder rates.

      We provide domestic air delivery throughout the United States. UPS Next Day Air® offers guaranteed next business day delivery by 10:30 a.m. to more than 74% of the United States population and delivery by noon to areas covering an additional 15% of the population. We offer Saturday delivery for UPS Next Day Air shipments for an additional fee.

      UPS domestic air products include:

      UPS Next Day Air® Early A.M.®

      UPS Next Day Air®
      UPS Next Day Air Saver®
      UPS 2nd Day Air A.M.®
      UPS 2nd Day Air
      3 Day Select®

      We offer additional services, such as Consignee Billing, Delivery Confirmation and UPS ReturnsSM, to customers that require customized package distribution solutions.

     International Package Products and Services

      We deliver international shipments to more than 200 countries and territories worldwide, and we provide guaranteed overnight delivery to the world’s major business centers. We offer a complete portfolio of import, export and domestic services. This portfolio includes guaranteed 8:00 a.m., 8:30 a.m., 10:30 a.m. and 12:00 p.m. next business day delivery to major cities around the world, as well as scheduled day-definite air and ground services. We offer complete customs clearance service for any mode of transportation, regardless of carrier.

      UPS international services include:

UPS Worldwide ExpressSM
UPS Worldwide Express PlusSM
UPS Worldwide Express SM NA1
UPS Express Saver
UPS Worldwide Expedited SM
UPS Standard
UPS WorldEaseSM

      We also have a portfolio of UPS domestic services in 20 major countries throughout the world, which provide our customers time-definite delivery options for packages moving between points in those countries.

      Europe is our largest market outside the United States. We experienced double-digit export volume growth in Europe during 2002, outpacing market growth. Transborder services, or the movement of packages within Europe, are proving to be the growth engine in this region. We have announced plans to expand our major air hub in Cologne, Germany.

      We continue to invest in infrastructure and technology in Asia. In April 2002, we opened a new intra-Asia hub at Clark Air Force Base in Pampanga, Philippines to enable future growth in the region. This hub allows us to compete more effectively in the Asian express market and improve our Europe/Asia service. We have acquired landing slots on the new runway at Tokyo’s Narita Airport, which will enhance access and connections to the new intra-Asia hub. We recently received from the U.S. Department of Transportation an interim grant of authority to expand service to and through Hong Kong, and we also have applied for permanent authority to fly from Hong Kong to other cities, specifically to our Cologne hub in Europe. We continue our development efforts in the fast-growing China market.

      We believe that there is significant untapped potential for us to expand our service offerings in Latin America. To this end, we have introduced overnight delivery between key cities in the Mercosur and other trade blocs and opened our Americas International Gateway in Miami, Florida. This new gateway complements our current operations in Florida and Latin America and represents our commitment to the Americas market.

      Mexico also is important to our international activity. We created UPS Trade DirectSM Cross Border service to manage movements to the U.S. from the maquiladoras in Mexico. This service combines UPS’s small package, freight and brokerage capabilities to create an integrated, streamlined and economical solution for customers with complex cross-border distribution needs. This solution also will be available for Canadian firms wishing to gain distribution efficiencies as they ship to U.S. customers.

      During 2002, we also introduced UPS Trade Direct Ocean, a service that transforms ocean container movements into pre-labeled small packages or LTL shipments. When the goods arrive in the U.S., packages are deconsolidated and entered into the UPS system, eliminating the receiving, sorting and handling necessary in distribution centers. This service significantly cuts the supply chain cycle from point of origin to consignee. It provides our customers with faster time to market, reduced costs and increased visibility into, and better management of, the supply chain.

     Non-Package Products and Services

     Supply Chain Services

      In February 2002, we began a three-phased approach to integrating our supply chain business units. First, we created UPS Supply Chain SolutionsSM, a streamlined organization that combined the sales and marketing functions of our supply chain subsidiaries. This new organization makes it easier for customers to access our expanding range of logistics, freight, financial and consulting services in order to improve the performance of their global supply chains. Then, we developed a shared services approach to finance, accounting, human resources and information technology that supports these subsidiaries. Lastly, we combined UPS Logistics Group and UPS Freight Services. Effective January 2003, these organizations began to operate on a geographic rather than on a service basis. The combined operations function in 120 countries. Integrating these business units offers several benefits, including better customer service, easier cross-selling, reduced costs and greater growth opportunities.

      UPS Supply Chain Solutions meets customers’ supply chain needs by selecting the most appropriate solution from a portfolio of over 60 services. Among these are:

•	Logistics and Distribution: supply chain management, distribution center design, planning and management, order fulfillment, inventory management, receiving and shipping, service parts logistics, reverse logistics and cross docking.

•	International Trade Management: freight forwarding, full-service customs brokerage and international trade consulting.

•	Transportation and Freight: air, ocean, rail and ground freight utilizing UPS and other carriers, and multimodal transportation network management.

•	Financial: asset-based lending, global trade finance and export-import lending.

•	Consulting: supply chain design and re-engineering.

     Electronic Services

      We provide a variety of UPS on-line solutions that support automated shipping and tracking.

•	UPS OnLine® WorldShip® helps shippers streamline their shipping activities by processing shipments, printing address labels, tracking packages and providing management reports, all from a desktop computer.

•	UPS Internet Shipping is a quick and convenient way to ship packages using the web without installing additional software.

•	UPS OnLine Host Access provides electronic connectivity between UPS and the shipper’s host computer system, linking UPS shipping information directly to all parts of the customer’s organization.

•	UPS OnLine Compatible Solutions, provided by third-party vendors, offer similar benefits to customers who want to automate their shipping and tracking processes.

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

      UPS.com receives more than 86 million hits and processes over 7.9 million package tracking transactions daily. A growing number of those tracking requests now come from customers in the 35 countries that have wireless access to UPS tracking information. Businesses in 46 countries also can download UPS OnLine Tools to their own websites for direct use by their customers. This allows users to access the information they need without leaving our customers’ websites.

     Sales and Marketing

      Our field sales organization includes about 3,600 domestic and 1,200 international account executives worldwide. Account executives are assigned to individual operating districts. For our largest multi-site customers, we have an organization of regionally based account managers who report directly to our corporate office.

      We also have three supplemental sales forces. In the U.S., we have an international business sales force, which is focused on international business out of major U.S. business centers, and a UPS Hundredweight

Service sales force, which focuses on LTL volume. Globally, we have an e-commerce sales team, which focuses on UPS technology solutions for businesses.

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

     Employees

      During 2002, we had approximately 360,000 employees.

      We have received numerous awards and wide recognition as an employer-of-choice, including the following:

•	We recently were named one of Fortune Magazine’s “Diversity Elite — 50 Best Companies for Minorities” for the fourth consecutive year.

•	We were named the NAACP Corporate Citizen of the Year for 2002.

•	We received the Ron Brown Award for Corporate Leadership in 2001.

•	Hispanic Magazine recognized us as a leader in its “13th Annual Corporate 100.”

•	We were named to DiversityInc.com’s “Diversity Top 30.”

      As of December 31, 2002, we had approximately 230,000 employees (64% of our total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters. On October 7, 2002, the Teamsters ratified a new master agreement with UPS that runs through July 31, 2008. The new agreement is retroactive to August 1, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

      We believe that our relations with our employees are good.

     Competition

      We are the largest package delivery company in the world, in terms of both revenue and volume. We offer a broad array of services in the package delivery industry and, therefore, compete with many different companies and services on a local, regional, national and international basis. Our competitors include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our major competitors include the United States Postal Service, FedEx, Airborne Express, DHL Worldwide Express, Deutsche Post and TNT Post Group.

      We believe competition increasingly is based on a carrier’s ability to integrate its distribution and information systems with its customers’ systems to provide unique transportation solutions at competitive prices. We rely on our vast infrastructure and service portfolio to attract and maintain customers. As we expand our supply chain and other non-package businesses, we compete with a number of participants in the supply chain, financial services and information technology industries.

     Government Regulation

      Both the U.S. Department of Transportation and the Federal Aviation Administration regulate air transportation services.

      The DOT’s authority primarily relates to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations and cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices, and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. We are subject to U.S. customs laws and related DOT regulations regarding the import and export of shipments to and from the U.S. In addition, our customs brokerage entities are subject to those same laws and regulations as they relate to the filing of documents on behalf of client importers and exporters.

      The FAA’s authority primarily relates to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. In 1988, the FAA granted us an operating certificate, which remains in effect so long as we meet the operational requirements of federal aviation regulations.

      The FAA has issued rules mandating repairs on all Boeing Company and McDonnell-Douglas Corporation aircraft that have completed a specified number of flights, and also has issued rules requiring a corrosion control program for Boeing Company aircraft. Our total expenditures under these programs for 2002 were about $17 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

      In response to the September 11, 2001 terrorist attacks, on September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act, a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation’s air carriers. We submitted a claim for compensation to the DOT and recognized a pre-tax amount of $74 million in 2001 related to this reimbursement as a credit to other operating expenses. We may become subject to additional regulation (by the FAA or by other federal or state agencies) as a result of increased security concerns in the aftermath of September 11.

      Our ground transportation of packages in the U.S. is subject to the DOT’s jurisdiction with respect to the regulation of routes and to both the DOT’s and the states’ jurisdiction with respect to the regulation of safety, insurance and hazardous materials.

      We are subject to similar regulation in many non-U.S. jurisdictions. In addition, we are subject to non-U.S. government regulation of aviation rights to and beyond non-U.S. jurisdictions, and non-U.S. customs regulation.

      The Postal Reorganization Act of 1970 created the U.S. Postal Service as an independent establishment of the executive branch of the federal government, and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission. We believe that the U.S. Postal Service consistently attempts to set rates for its monopoly services, particularly First Class letter mail, above the cost of providing those services, in order to use the excess revenues to subsidize its expedited, parcel, international and other competitive services. Therefore, we participate in the proceedings before the Postal Rate Commission in an attempt to secure fair postal rates for competitive services.

      We are subject to numerous other laws and regulations in connection with our non-package businesses, including customs regulations, Food and Drug Administration regulation of our transportation of pharmaceuticals and state and federal lending regulations.

     Where You Can Find More Information

      We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website, located at http://www.ups.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

      See Footnote 12 to our consolidated financial statements for financial information regarding our industry segments and geographic areas in which we operate.

Item 1A.     Executive Officers of the Registrant

		Principal Occupation
		and Employment For
Name and Office	Age	the Last Five Years

David P. Abney
Senior Vice President and President, UPS International	47	Senior Vice President and President, UPS International (2003 to present), UPS/Fritz Companies Integration Manager (2001-2002), UPS SonicAir Manager (1995-2000), Utah District Manager (1992- 1994).
John J. Beystehner
Senior Vice President	51	Senior Vice President (1999 to present), Marketing Group Manager (2001 to present), Worldwide Sales Group Manager (1997 to present), Airline Operations Manager (1994 to 1997).
Calvin Darden
Senior Vice President and Director	53	Senior Vice President and U.S. Operations Manager (1998 to present), Director (2001 to present), Corporate Quality Manager (1995 to 1998).
D. Scott Davis
Senior Vice President, Chief Financial Officer and Treasurer	51	Senior Vice President, Chief Financial Officer and Treasurer (2001 to present), Vice President — Finance (2000 to 2001), Chief Executive Officer of Overseas Partners Ltd. (1998 to 2000), Accounting Manager (1996 to 1998).
Michael L. Eskew
Chairman and Chief Executive Officer	53	Chairman and Chief Executive Officer (2002 to present), Vice Chairman (2000 to 2001), Executive Vice President (1999 to 2001), Director (1998 to present), Corporate Development Group Manager (1999 to 2000), Senior Vice President (1996 to 1999), Engineering Group Manager (1996 to 2000).
Kenneth W. Lacy
Senior Vice President and Chief Information Officer	53	Senior Vice President and Chief Information Officer (1996 to present).
Christopher D. Mahoney
Senior Vice President	55	Senior Vice President (1998 to present), Transportation Group Manager (2001 to present), Labor Relations Group Manager (2001 to present), U.S. Operations Manager (1998 to 2001), Region Manager (1990 to 1998).

		Principal Occupation
		and Employment For
Name and Office	Age	the Last Five Years

Joseph R. Moderow
Senior Vice President, Secretary and Director	54	Senior Vice President and Secretary (1986 to present), Director (1988 to present), Legal and Public Affairs Group Manager (1989 to present).
Joseph M. Pyne
Senior Vice President	55	Senior Vice President (1996 to present), Supply Chain Solutions Group Manager (2002 to present), Corporate Development Group Manager (2000 to 2002), Marketing Group Manager (1996 to 2001).
Lea N. Soupata
Senior Vice President and Director	52	Senior Vice President and Human Resources Group Manager (1995 to present), Director (1998 to present).
Thomas H. Weidemeyer
Senior Vice President, Chief Operating Officer, President — UPS Airlines and Director	55	Chief Operating Officer (2001 to present), Director (1998 to present), Senior Vice President (1994 to present), Engineering Group Manager (2000 to present), Corporate Compliance Officer (2001 to present), Transportation Group Manager (1997 to 2001), Labor Relations Group Manager (1997 to 2001), President — UPS Airlines (1994 to present).

Item 2.     Properties

Operating Facilities

      We own our headquarters, which are located in Atlanta, Georgia and consist of about 735,000 square feet of office space on an office campus, and our UPS Supply Chain Solutions group’s headquarters, which are located in Alpharetta, Georgia and consist of about 310,000 square feet of office space.

      We also own our 27 principal U.S. package operating facilities, which have floor spaces that range from about 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease about 1,500 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

      We own or lease almost 600 facilities that support our international package operations and over 750 facilities that support our non-package operations. Our non-package operations maintain facilities with about 25 million square feet of floor space.

      We believe that our facilities are adequate to support our current operations.

      Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S. is located in Louisville, Kentucky, with regional air hubs in Columbia, South Carolina; Dallas, Texas; Hartford, Connecticut; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Our intra-Asia air hub is located at Clark Air Force Base in Pampanga, Philippines, and our regional air hub in Canada is located in Hamilton, Ontario.

      In September 2002, we celebrated the opening of our new WorldportSM facility at the Louisville, Kentucky air hub. This $1 billion expansion of our global all-points air facility is the centerpiece of our global distribution network. The project more than doubles the size of the sorting complex to 4 million square feet and automates the express package sorting process with advanced, customized technology. The expansion is the largest capital project in our history and increases the hub’s sorting capacity to 304,000 packages per hour — or more than 84 packages every second. The expanded capacity and automated sorting translate to greater reliability and faster transit times for customers.

      Our computer operations are consolidated in a 435,000 square foot owned facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, New Jersey. We also own a 175,000 square foot facility located on a 25-acre site in Alpharetta, Georgia, which serves as a backup to the main computer operations facility in New Jersey. This facility provides production functions and backup capacity in the event that a power outage or other disaster incapacitates the main data center. It also helps us to meet communication needs.

Fleet

Aircraft

      The following table shows information about our aircraft fleet as of December 31, 2002:

		Short-term
		Leased or
	Owned and	Chartered
	Capital	From	On	Under
Description	Leases	Others	Order	Option

McDonnell-Douglas DC-8-71	23	—	—	—
McDonnell-Douglas DC-8-73	26	—	—	—
Boeing 727-100	51	—	—	—
Boeing 727-200	5	—	—	—
Boeing 747-100	11	—	—	—
Boeing 747-200	4	4	—	—
Boeing 757-200	75	—	—	—
Boeing 767-300	32	—	—	—
Boeing MD-11	6	—	11	18
Airbus A300-600	24	—	66	42
Other	—	322	—	—

Total	257	326	77	60

      We maintain an inventory of spare engines and parts for each aircraft.

      All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

      During 2002, we took delivery of six Airbus A300-600 aircraft and three Boeing MD-11 aircraft. We have firm commitments to purchase 11 Boeing MD-11 aircraft between 2003 and 2004 and 66 Airbus A300-600 aircraft between 2003 and 2009. We expect to take delivery of four Boeing MD-11 aircraft and eight Airbus A300-600 aircraft during 2003. We also have options to purchase 18 Boeing MD-11 aircraft between 2005 and 2010 and 42 Airbus A300-600 aircraft between 2004 and 2012.

Vehicles

      We operate a ground fleet of more than 88,000 vehicles, ranging from custom-built delivery vehicles to large tractors and trailers.

      Our ground support fleet consists of over 25,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have about 31,000 containers used to transport cargo in our aircraft.

Safety

      We promote safety throughout our operations.

      Our Automotive Fleet Safety Program is built with the following components:

•	Selection. Five out of every six drivers come from our part-time ranks. Therefore, many of our new drivers are familiar with our philosophies, policies, practices and training programs.

•	Training. Training is the cornerstone of our Fleet Safety Program. Our approach starts with training the trainer. All trainers undergo a rigorous training workshop to ensure that they have the skills and motivation to effectively train novice drivers. A new driver’s employment includes five hours of classroom training and 15 hours of on-road training, followed by three safety training rides integrated into his or her training cycle.

•	Responsibility. Our operations managers are responsible for their drivers’ safety records. We investigate every accident. If we determine that an accident could have been prevented, we re-train the driver.

•	Preventive Maintenance. An integral part of our Fleet Safety Program is a comprehensive Preventive Maintenance Program. Our fleet is tracked by computer to ensure that each vehicle is serviced before a breakdown or accident is likely to occur.

•	Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have over 3,000 drivers who have driven for 25 years or more without an avoidable accident.

      Our workplace safety program is built upon a comprehensive health and safety process. The foundation of this process is our employee-management health and safety committees. The workplace safety process focuses on employee conditioning and safety-related habits. Our employee co-chaired health and safety committees complete comprehensive facility audits and injury analyses, and recommend facility and work process changes.

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

      The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984. Based on the Tax Court decision, we estimated that our total after-tax exposure for tax years 1984 through 1999 could have been as high as $2.353 billion.

      In our second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest was included in income taxes in 1999; however, since none of the income on which this tax assessment was based was our income, we did not classify the tax charge as income taxes.

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

      Further, as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately have been determined to be due to the IRS, on August 31, 1999 we paid $1.349 billion, and on August 8, 2000 we paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the EV insurance program, using the IRS’s methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years.

      On June 20, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court’s decision. On September 13, 2001, the Eleventh Circuit denied the IRS’s petition to have the appeal reheard en banc. The IRS did not attempt to appeal the case to the U.S. Supreme Court and, consequently, the case was remanded to the Tax Court to consider alternative arguments raised by the parties.

      In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance. Under the settlement of these issues, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest. The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued (as described above). As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002. The refunds and credits associated with this settlement are expected to occur over the next several years.

      The EV program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

      The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $10 million of additional income tax expense. The IRS has also issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. That report proposes adjustments that would result in $50 million in additional income tax expense. In November 2002, the IRS issued a report taking a similar position with respect to some of these issues for each of the years 1995 through 1998. That report proposes adjustments that would result in $13 million in additional income tax expense. For the 1985 through 1998 tax years, unpaid interest on these adjustments through December 31, 2002 could aggregate up to approximately $381 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1999 through 2002. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

      We are named as a defendant in 23 pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

      These actions all were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

      These 23 cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. The Court has ruled on motions to dismiss, granting our motions to dismiss with respect to all of the plaintiffs’ tort claims and all of their breach of contract claims prior to August 26, 1994. Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, may proceed at this time. We intend to continue to seek dismissal of these remaining claims.

      The defendants in the MDL Proceeding, including UPS, have stipulated to conditional certification of a plaintiff class in most of the lawsuits challenging the EV insurance program for our shippers. Class certification is a procedural step that allows claims to be resolved at one time as to all potential claimants; it does not depend on or reflect the merits of the underlying claims. Defendants may move later to set aside or modify the class certification.

      The cases subject to the class certification stipulation will proceed to a single trial before the federal court presiding over the MDL Proceeding, instead of being returned for trial to the numerous federal courts around the country from which they were transferred. In addition, plaintiffs in the five cases with pending motions to remand to state court have withdrawn these motions.

      In addition to the cases in which UPS is named as a defendant, there also is an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. This case also has been consolidated into the MDL Proceeding. The plaintiff has moved to have the case remanded back to state court.

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

      The following is a summary of our Class B common stock price activity and dividend information for 2002 and 2001.

				Dividends
	High	Low	Close	Declared

2002:
First Quarter	$61.24	$54.25	$60.80	$0.19
Second Quarter	$63.00	$57.75	$61.75	$0.19
Third Quarter	$67.10	$58.80	$62.53	$0.19
Fourth Quarter	$64.50	$58.50	$63.08	$0.19
2001:
First Quarter	$62.50	$54.57	$56.90	$0.19
Second Quarter	$60.00	$52.00	$57.80	$0.19
Third Quarter	$58.75	$46.15	$51.98	$0.19
Fourth Quarter	$57.15	$49.80	$54.50	$0.19

      As of February 26, 2003, there were 171,649 and 13,550 record holders of Class A and Class B stock, respectively.

      The policy of our board of directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the board of directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

      On February 13, 2003, our board declared a dividend of $0.21 per share.

Item 6.     Selected Financial Data

      The following table sets forth selected financial data for each of the five years in the period ended December 31, 2002 (amounts in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and the related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial data appearing elsewhere in this report.

Selected Income Statement Data		Years Ended December 31,
	2002	2001	2000	1999	1998

Revenue:
U.S. domestic package	$23,924	$23,997	$24,002	$22,313	$20,650
International package	4,680	4,245	4,078	3,718	3,386
Non-package	2,668	2,079	1,418	841	560

Total revenue	31,272	30,321	29,498	26,872	24,596
Operating expenses:
Compensation and benefits	17,944	17,397	16,546	15,285	14,346
Other	9,232	8,962	8,440	7,682	7,247

Total operating expenses	27,176	26,359	24,986	22,967	21,593
Operating profit
U.S. domestic package	3,576	3,620	3,929	3,506	2,815
International package	322	125	277	230	30
Non-package	198	217	306	169	158

Total operating profit	4,096	3,962	4,512	3,905	3,003
Other income (expense):
Investment income	63	159	527	197	126
Interest expense	(173)	(184)	(205)	(228)	(227)
Tax assessment	1,023	—	—	(1,786)	—

Total other income (expense)	913	(25)	322	(1,817)	(101)

Income before income taxes	5,009	3,937	4,834	2,088	2,902
Income taxes	(1,755)	(1,512)	(1,900)	(1,205)	(1,161)
Cumulative effect of changes in accounting principles	(72)	(26)	—	—	—

Net income	$3,182	$2,399	$2,934	$883	$1,741

Selected Income Statement Data			Years Ended December 31,
	2002		2001		2000		1999		1998

Per share amounts:
Basic earnings per share	$2.84		$2.13		$2.54		$0.79		$1.59
Diluted earnings per share	$2.81		$2.10		$2.50		$0.77		$1.57
Dividends declared per share	$0.76		$0.76		$0.68		$0.58		$0.43
Weighted Average Shares Outstanding
Basic	1,120		1,126		1,153		1,121		1,093
Diluted	1,134		1,144		1,175		1,141		1,108
As Adjusted Net Income Data:
Net income before impact of non-recurring items	$2,422	(1)	$2,425	(2)	$2,795	(3)	$2,325	(4)	$1,741
As a percentage of revenue	7.7%		8.8%		9.5%		8.7%		7.1%
Basic earnings per share	$2.16		$2.15		$2.42		$2.07		$1.59
Diluted earnings per share	$2.14		$2.12		$2.38		$2.04		$1.57

	As of December 31,
	2002	2001	2000	1999	1998

Selected Balance Sheet Data
Working capital	$3,183	$2,811	$2,623	$5,994	$1,355
Long-term debt	$3,495	$4,648	$2,981	$1,912	$2,191
Total assets	$26,357	$24,636	$21,662	$23,028	$17,067
Shareowners’ equity	$12,455	$10,248	$9,735	$12,474	$7,173

(1)	Excludes (on an after-tax basis) $121 million gain related to change in vacation policy, $65 million restructuring charge and related expenses, $72 million charge related to the adoption of FAS 142, and $776 million gain related to the settlement of a previously established tax assessment liability.
(2)	Excludes $26 million after-tax charge related to the adoption of FAS 133.
(3)	Excludes (on an after-tax basis) $145 million in investment gains, a $29 million gain on the sale of our UPS Truck Leasing subsidiary, and a $35 million charge related to an arbitration ruling under our 1997 contract with the Teamsters.
(4)	Excludes a $1.442 billion tax assessment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is intended to provide our investors with an understanding of our results of operations for the most recent years and our current financial condition. This discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this report.

Operations

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended
	December 31,		Change

	2002	2001	$		%

Revenue (in millions):
U.S. domestic package:
Next Day Air	$5,349	$5,433		$(84)	(1.5)%
Deferred	2,868	2,893		(25)	(0.9)
Ground	15,707	15,671		36	0.2

Total U.S. domestic package	23,924	23,997		(73)	(0.3)
International package:
Domestic	943	907		36	4.0
Export	3,276	2,931		345	11.8
Cargo	461	407		54	13.3

Total International package	4,680	4,245		435	10.2
Non-package:
UPS Logistics Group	1,024	738		286	38.8
UPS Freight Services	945	741		204	27.5
Other	699	600		99	16.5

Total Non-package	2,668	2,079		589	28.3

Consolidated	$31,272	$30,321		$951	3.1%

Average Daily Package Volume (in thousands):				#

U.S. domestic package:
Next Day Air	1,111	1,116		(5)	(0.4)%
Deferred	895	917		(22)	(2.4)
Ground	10,112	10,317		(205)	(2.0)

Total U.S. domestic package	12,118	12,350		(232)	(1.9)
International package:
Domestic	779	805		(26)	(3.2)
Export	443	408		35	8.6

Total International package	1,222	1,213		9	0.7

Consolidated	13,340	13,563		(223)	(1.6)%

Operating days in period	252	252
Average Revenue Per Piece:
U.S. domestic package:			$

Next Day Air	$19.11	$19.32		$(0.21)	(1.1)%
Deferred	12.72	12.52		0.20	1.6
Ground	6.16	6.03		0.13	2.2
Total U.S. domestic package	7.83	7.71		0.12	1.6
International package:
Domestic	4.80	4.47		0.33	7.4
Export	29.35	28.51		0.84	2.9
Total International package	13.70	12.56		1.14	9.1
Consolidated	$8.37	$8.14		$0.23	2.8%

	Year Ended
	December 31,		Change

	2001	2000	$		%

Revenue (in millions):
U.S. domestic package:
Next Day Air	$5,433	$5,664		$(231)	(4.1)%
Deferred	2,893	2,910		(17)	(0.6)
Ground	15,671	15,428		243	1.6

Total U.S. domestic package	23,997	24,002		(5)	(0.0)
International package:
Domestic	907	904		3	0.3
Export	2,931	2,818		113	4.0
Cargo	407	356		51	14.3

Total International package	4,245	4,078		167	4.1
Non-package:
UPS Logistics Group	738	451		287	63.6
UPS Freight Services	741	385		356	92.5
Other	600	582		18	3.1

Total Non-package	2,079	1,418		661	46.6

Consolidated	$30,321	$29,498		$823	2.8%

Average Daily Package Volume (in thousands):				#

U.S. domestic package:
Next Day Air	1,116	1,122		(6)	(0.5)%
Deferred	917	914		3	0.3
Ground	10,317	10,434		(117)	(1.1)

Total U.S. domestic package	12,350	12,470		(120)	(1.0)
International package:
Domestic	805	786		19	2.4
Export	408	368		40	10.9

Total International package	1,213	1,154		59	5.1

Consolidated	13,563	13,624		(61)	(0.4)%

Operating days in period	252	254
Average Revenue Per Piece:
U.S. domestic package:			$

Next Day Air	$19.32	$19.87		$(0.55)	(2.8)%
Deferred	12.52	12.53		(0.01)	(0.1)
Ground	6.03	5.82		0.21	3.6
Total U.S. domestic package	7.71	7.58		0.13	1.7
International package:
Domestic	4.47	4.53		(0.06)	(1.3)
Export	28.51	30.15		(1.64)	(5.4)
Total International package	12.56	12.70		(0.14)	(1.1)
Consolidated	$8.14	$8.01		$0.13	1.6%

Operating Profit

      The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Year Ended
	December 31,		Change

Operating Segment	2002	2001	$	%

U.S. domestic package	$3,576	$3,620	$(44)	(1.2)%
International package	322	125	197	157.6
Non-package	198	217	(19)	(8.8)

Consolidated Operating Profit	$4,096	$3,962	$134	3.4%

	?Year Ended
	?December 31,		Change

Operating Segment	2001	2000	$	%

U.S. domestic package	$3,620	$3,929	$(309)	(7.9)%
International package	125	277	(152)	(54.9)
Non-package	217	306	(89)	(29.1)

Consolidated Operating Profit	$3,962	$4,512	$(550)	(12.2)%

     U. S. Domestic Package Operations

     2002 compared to 2001

      U.S. domestic package revenue decreased $73 million, or 0.3%, for the year. This decrease was driven by a 1.9% decrease in average daily package volume, and partially offset by a 1.6% increase in revenue per piece. The decline in volume was a result of the impact of volume diversion to competitors in connection with the agreement reached on a new six-year contract with the International Brotherhood of Teamsters, combined with the continued weakness in the U.S. economy. The decline in volume was most pronounced in the period surrounding the July 31, 2002 expiration date of the existing contract.

      On January 7, 2002, we increased rates for standard ground shipments an average of 3.5% for commercial deliveries. The ground residential charge increased $0.05 to $1.10 over the commercial ground rate, and this charge also was applied to express deliveries. The additional delivery area surcharge, which is added to ground deliveries in certain less accessible areas, remained at $1.50, and also was applied to express deliveries. Rates for UPS Hundredweight increased 5.9%.

      We also increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 4.0%. The surcharge for UPS Next Day Air Early A.M. increased from $27.50 to $28.50. Rates for international shipments originating in the U.S. (UPS Worldwide Express, UPS Worldwide Express Plus, UPS Worldwide Expedited and UPS Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the U.S. were made throughout the year and varied by geographic market.

      An index-based fuel surcharge continued during 2002. The index-based surcharge, which resets on a monthly basis, replaced a fixed fuel surcharge of 1.25%, which was originally implemented prior to 2001. The current surcharge is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy. Based on published rates, the average fuel surcharge for the year ended December 31, 2002 was 0.78%. Approximately $251 million in revenue was recorded in 2002 as a result of our fuel surcharge, a decrease of $97 million from the prior year.

      U.S. domestic package operating profit decreased $44 million, or 1.2%, for the year ended December 31, 2002. Operating profit was affected by a non-recurring benefit to operating expense of $175 million that occurred in 2002 related to a change in our vacation policy for non-union employees. Excluding this item, U.S. domestic package operating profit decreased $219 million, or 6.0% for the year, due to the decrease in average daily volume discussed previously and an increase in operating expenses (discussed further below). In 2001, we recorded a credit to expense related to the Air Transportation Safety and System Stabilization Act, which benefited the U.S. domestic package segment by $28 million.

     2001 compared to 2000

      U.S. domestic package revenue was flat in 2001 compared to 2000, primarily as a result of a 1.0% decrease in average daily package volume, offset by a 1.7% increase in average revenue per piece. The decrease in volume resulted from the declining U.S. economy during 2001. For the first quarter of 2001, average daily domestic volume was up 1.3%. However, average daily domestic volume was down 0.9% during the second quarter, down 3.4% during the third quarter, and down 0.8% during the fourth quarter. The third quarter decline was largely a result of the events of September 11. Also affecting the comparison were two extra operating days in 2000 compared to 2001.

      During the first quarter of 2001, we increased rates for standard ground shipments an average of 3.1% for commercial deliveries. The ground residential charge increased $0.05 to $1.05 over the commercial ground rate, and we increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 3.7%. The surcharge for UPS Next Day Air Early A.M. increased from $25.00 to $27.50. Rates for international shipments originating in the U.S. (UPS Worldwide Express, UPS Worldwide Express Plus, UPS Worldwide Expedited and UPS Standard service) increased by 2.9%. Rate changes for shipments originating outside the U.S. were made throughout 2001 and varied by geographic market. In addition, all package rates during 2001, until December 10th, included a 1.25% fuel surcharge. Effective December 10, 2001, we implemented an index-based surcharge, which initially reduced the surcharge rate to 0.75% and resets on a monthly basis. Approximately $348 million in revenue was recorded in 2001 as a result of our fuel surcharge, an increase of $218 million over the prior year.

      U.S. domestic package operating profit decreased by $309 million due primarily to the decline in volume discussed previously. This decrease was mitigated by cost control initiatives implemented during the year. These initiatives focused on many of our semi-variable costs and included curtailing non-union hiring, eliminating new consulting projects, reevaluating all capital expenditures and information technology projects in process, plus a variety of other items.

     International Package Operations

     2002 compared to 2001

      For the year ended December 31, 2002, international package revenue improved $435 million, or 10.2% (8.1% currency-adjusted), due primarily to volume growth for our export products and strong revenue per piece improvements. This volume growth was driven primarily by the Europe region, which had an increase in average daily export volume of 13.6%, and the Asia-Pacific region, which had an increase in average daily export volume of 17.1%. In total, international package average daily volume increased 0.7% and average revenue per piece increased 9.1% (6.8% currency-adjusted).

      The improvement in operating profit for our international package operations was $197 million for the year. In 2002, operating profit benefited from an $11 million reduction to expense related to the change in vacation policy. Excluding the effect of this item, operating profit increased by $186 million, or 148.8% for the year, $22 million of which was due to currency fluctuations. The increase in operating profit was primarily due to export volume growth of 8.6% and a strong increase in revenue per piece. In addition, the shutdown of the U.S. West Coast ports during the latter part of 2002 had a beneficial impact on our international package results. In 2002, this segment benefited by $11 million from the elimination of goodwill amortization. In 2001, operating profit benefited from a $46 million credit to expense related to the Air Transportation Safety and System Stabilization Act.

     2001 compared to 2000

      The increase in international package revenue in 2001 was due primarily to an increase in cargo revenue and a 10.9% volume growth for our export products, offset by a decline in the revenue per piece for these products. The increase in cargo revenue resulted primarily from increased volume, which was driven by the integration of our Challenge Air operations in Latin America. Our Europe region was a significant contributor to the export volume increase. Excluding the impact of currency fluctuations, average revenue per piece increased 1.7%. Overall average daily package volume increased over 5% for international operations.

      The decline in the operating profit of our international package operations during 2001 resulted primarily from increased expenses, particularly those expenses associated with aircraft used in this segment (maintenance, rental and fuel) as we continued to add airlift capabilities to further expand our international presence. We recorded $11 million of goodwill amortization in our international package segment in both 2001 and 2000.

     Non-Package Operations

     2002 compared to 2001

      Non-package revenue increased $589 million, or 28.3%, during 2002. 20.4% of this revenue growth was due to acquisitions and the remaining 7.9% was organic.

      UPS Logistics Group revenue was up $286 million or 38.8% for the year, of which approximately half was due to acquisitions. UPS Freight Services revenue grew $204 million, or 27.5%, primarily due to having a full year of revenue from Fritz Companies Inc., which we acquired in May 2001. Revenue growth at UPS Freight Services was hindered by the sale of the FedEx brokerage business in March 2002. Adjusting for the effect of this sale, Freight Services would have reported organic revenue growth of approximately 4% during 2002.

      Non-package operating profit decreased by $19 million, or 8.8%, for the year. Operating profit was affected by a restructuring charge and related expenses of $106 million primarily related to the integration of our Freight Services and Logistics Group operations, and an $11 million reduction to expense related to a change in our vacation policy. Excluding the impact of these items, non-package operating profit increased by $76 million, or 35.0%. In 2002, this segment benefited from a $61 million reduction in goodwill expense as a result of the elimination of goodwill amortization. Non-package operating profit includes $112 million (compared to $113 million in 2001) of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

     2001 compared to 2000

      The increase in non-package revenue in 2001 resulted primarily from the impact of acquisitions, particularly Fritz, which was included in our Freight Services unit. Non-package revenue also increased due to the continued growth of the UPS Logistics Group. The Logistics Group revenue increase was primarily due to increases in our supply chain management and service parts logistics offerings. Other non-package revenue also increased as a result of acquisitions (First International Bancorp and Mail Boxes Etc.), offset by a decrease in third-party air operations revenue due to the discontinuation of our charter passenger services.

      The decrease in non-package operating profit was partially due to the $49 million gain we recognized from the sale of our UPS Truck Leasing subsidiary in the first quarter of 2000. The remaining decrease was due to start-up, integration and operating costs for several subsidiaries that we were developing or acquired, along with goodwill amortization expense associated with acquisitions. During 2001, we recorded $61 million of goodwill amortization in our non-package segment, which was an increase of $33 million over 2000. Non-package operating profit included $113 million (compared to $101 million in 2000) of intersegment profit.

     Operating Expenses and Operating Margin

     2002 compared to 2001

      Consolidated operating expenses increased by $817 million, or 3.1%, for the year ended December 31, 2002. In 2002, operating expenses were affected by the $106 million restructuring charge and related expenses in our non-package segment, and the $197 million credit to expense related to the change in our vacation policy. Excluding the effect of these items, operating expenses increased by $908 million, or 3.4%, for the year.

      Excluding the $197 million credit to expense related to the change in vacation policy, compensation and benefits increased by $744 million, or 4.3%, for the year, primarily due to increased costs associated with health and retirement benefits. Other operating expenses increased by $164 million, or 1.8%, excluding the $106 million restructuring charge and related expenses.

      The non-package segment accounted for $513 million of the $908 million total increase in operating expenses. This was principally due to acquisitions that we completed during the first nine months of 2001. In 2002, operating expenses benefited from the absence of $72 million of expense related to the elimination of goodwill amortization. In 2001, other operating expenses were reduced by $74 million for compensation under the Air Transportation Safety and System Stabilization Act.

      Adjusting for the effects of the restructuring charge and related expenses and vacation policy change, our operating margin, defined as operating profit as a percentage of revenue, decreased from 13.1% during 2001 to 12.8% during 2002. This decline is primarily due to a 90 basis point decline in the operating margin for our U.S. domestic package segment, which experienced a volume-driven decline in profit.

     2001 compared to 2000

      In 2001, operating expenses increased by $1.373 billion, or 5.5%, with compensation and benefits up $851 million and other operating expenses up $522 million. The 5.1% increase in compensation and benefits included a $101 million reduction in pension benefits expense. Depreciation and amortization and other occupancy expenses (primarily rent and utilities) accounted for over one-half of the 6.2% increase in other operating expenses. Much of the increase in operating expenses was related to expanding our capabilities and service offerings for our non-package segment. Excluding the non-package segment, operating expenses increased by 2.5% over 2000. Depreciation and amortization expense included $72 million of goodwill amortization, a $33 million increase from 2000.

      Our adjusted operating margin declined from 15.3% for 2000 to 13.1% for 2001. This decline continued the trend that began in the fourth quarter of 2000 as the economy began to weaken.

     Investment Income/Interest Expense

     2002 compared to 2001

      The decrease in investment income of $96 million for 2002 is primarily due to a combination of lower interest rates and lower balances available for investment.

     2001 compared to 2000

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

     Net Income and Earnings Per Share

     2002 compared to 2001

      Net income for 2002 was $3.182 billion, an increase of $783 million from $2.399 billion in 2001, resulting in an increase in diluted earnings per share to $2.81 in 2002 from $2.10 in 2001. Adjusting for the non-recurring FAS 133 cumulative expense adjustment, net of tax, of $26 million, our net income in 2001 would have been $2.425 billion, or $2.12 per diluted share. In 2002, our results were affected by the fourth quarter restructuring charge and related expenses of $106 million, the non-recurring FAS 142 cumulative expense adjustment of $72 million, the credit to compensation and benefits resulting from the change in our vacation policy for non-union employees of $197 million, and the credit related to the reversal of a portion of the previously established tax assessment liability of $1.023 billion. Excluding the impact of these non-recurring items, our 2002 net income would have been $2.422 billion, or $2.14 per diluted share (compared to $2.12 in 2001).

     2001 compared to 2000

      Net income for 2001 amounted to $2.399 billion, or $2.10 per diluted share, compared to $2.934 billion, or $2.50 per diluted share, for 2000. Our 2000 results reflected certain non-recurring items, which include the gains on our Strategic Enterprise Fund investments and the sale of our Truck Leasing subsidiary, offset partially by a charge for retroactive costs associated with creating new full-time jobs from existing part-time Teamster jobs. Our 2001 results reflect a FAS 133 cumulative expense adjustment, net of tax, of $26 million. Excluding these non-recurring transactions for each of these periods, adjusted net income for 2001 would have been $2.425 billion, a decrease of $370 million from adjusted net income of $2.795 billion for 2000. Adjusted diluted earnings per share decreased from $2.38 in 2000 to $2.12 in 2001.

Liquidity and Capital Resources

      Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $3.014 billion at December 31, 2002.

      As part of our continuing share repurchase program, $1.0 billion was authorized for share repurchases in February 2002, of which $705 million was still available as of December 31, 2002.

      We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.036 billion was outstanding under these programs as of December 31, 2002, all of which was classified as a current liability. The average interest rate on the amount outstanding at December 31, 2002 was 1.3%. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2002.

      We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.25 billion each, with one expiring on April 24, 2003 and the other expiring on April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 2002.

      We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At December 31, 2002, $1.0 billion was available under this program.

      We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. There was approximately $1.552 billion issued under this shelf registration statement at December 31, 2002. As of December 31, 2002, $910 million in notes have been issued under the UPS Notes program. These notes have various terms and maturities, all with fixed interest rates. The notes are callable at various stated times after issuance, and $345 million of the notes have been called since the inception of the program. As of December 31, 2002, $565 million in UPS Notes were outstanding.

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

      The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984. Based on the Tax Court decision, we estimated that our total after-tax exposure for tax years 1984 through 1999 could have been as high as $2.353 billion.

      In our second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest was included in income taxes in 1999; however, since none of the income on which this tax assessment was based was our income, we did not classify the tax charge as income taxes.

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

      Further, as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately have been determined to be due to the IRS, on August 31, 1999 we paid $1.349 billion, and on August 8, 2000 paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the EV insurance program, using the IRS’s methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years.

      On June 20, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court’s decision. On September 13, 2001, the Eleventh Circuit denied the IRS’s petition to have the appeal reheard en banc. The IRS did not appeal the case to the U.S. Supreme Court and, consequently, the case was remanded to the Tax Court to consider alternative arguments raised by the parties.

      In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance. Under the settlement of these issues, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest. The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued (as described above). As a result of the settlement, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002. The refunds and credits associated with this settlement are expected to occur over the next several years.

      The EV program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

      The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $10 million of additional income tax expense. The IRS has also issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. That report proposes adjustments that would result in $50 million in additional income tax expense. In November 2002, the IRS issued a report taking a similar position with respect to some of these issues for each of the years from 1995 through 1998. That report proposes adjustments that would result in $13 million in additional income tax expense. For the 1985 through 1998 tax years, unpaid interest on these adjustments through December 31, 2002 could aggregate up to approximately $381 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1999 through 2002. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

      We are named as a defendant in 23 pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

      These actions were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

      These 23 cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. The Court has ruled on the motions to dismiss, granting our motions with respect to all of the plaintiffs’ tort claims and all of their breach of contract claims prior to August 26, 1994. Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, may proceed at this time. We intend to continue to seek dismissal of these remaining claims.

      The defendants in the MDL Proceeding, including UPS, have stipulated to conditional certification of a plaintiff class in most of the lawsuits challenging the EV insurance program for our shippers. Class certification is a procedural step that allows claims to be resolved at one time as to all potential claimants; it does not depend on or reflect the merits of the underlying claims. Defendants may move later to set aside or modify the class certification.

      The cases subject to the class certification stipulation will proceed to a single trial before the federal court presiding over the MDL Proceeding, instead of being returned for trial to the numerous federal courts around the country from which they were transferred. In addition, plaintiffs in the five cases with pending motions to remand to state court have withdrawn these motions.

      In addition to the cases in which UPS is named as a defendant, there also is an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. This case also has been consolidated into the MDL Proceeding. The plaintiff has moved to have the case remanded back to state court.

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

      As of December 31, 2002, we had approximately 230,000 employees (64% of our total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. On October 7, 2002, the Teamsters ratified a new master agreement with UPS that runs through July 31, 2008. The new agreement is retroactive to August 1, 2002. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable January 1, 2004. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

      In November 2002, we announced rate increases, which took effect on January 6, 2003, that are in line with previous rate increases. We increased rates for standard ground shipments an average of 3.9% for commercial deliveries. The ground residential surcharge increased $0.05 to $1.15 over the commercial ground rate. The additional delivery area surcharge added to residential deliveries in certain less accessible areas increased $0.25 to $1.75. Rates for UPS Hundredweight increased 5.9%. In addition, we increased rates for UPS Next Day Air an average of 3.4% and increased rates for deferred services by 4.5%. Rates for international shipments originating in the U.S. (UPS Worldwide Express, UPS Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the U.S. generally are made throughout the year and vary by geographic market. The index-based fuel surcharge remains in effect, and currently is 1.50%.

      We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases, through 2009.

      Following is a summary of capital expenditures (in millions):

	2002	2001	2000

Buildings and facilities	$528	$763	$947
Aircraft and parts	638	932	645
Vehicles	41	303	156
Information technology	451	374	399

	$1,658	$2,372	$2,147

      We anticipate capital expenditures of approximately $2.0 billion in 2003. These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software.

      A discussion of our anticipated future payments under operating leases, capital leases, debt obligations, and purchase commitments is provided in Note 8 to the consolidated financial statements. A discussion of our unfunded lending commitments is provided in Note 3 to the consolidated financial statements.

Market Risk

      We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates, and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, equity and commodity forward contracts, options, and swaps.

      The following analysis provides quantitative information regarding our exposure to commodity price risk, foreign currency exchange risk, interest rate risk, and equity price risk. We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain limitations inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

      A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 16 to the consolidated financial statements.

Commodity Price Risk

      We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline, which are used in the transportation of packages. Additionally, we are exposed to an increase in the prices of other energy products, primarily natural gas and electricity, used in our operating facilities throughout the world. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel and energy prices. These derivative instruments generally cover forecasted fuel and energy consumption for periods up to one year. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2002 and 2001 was an asset (liability) of $34 and $(27) million, respectively. The potential loss in the fair value of these derivative contracts, assuming a hypothetical 10% change in the underlying commodity price, would be approximately $38 million at December 31, 2002. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Foreign Currency Exchange Risk

      We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. As of December 31, 2002 and 2001, the net fair value of the hedging instruments described above was an asset (liability) of approximately $(3) and $4 million, respectively. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $42 million at December 31, 2002. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Interest Rate Risk

      As described in Note 8 to the consolidated financial statements, we have various debt instruments, including debt associated with capital leases, that are issued at fixed rates of interest. Such financial instruments are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair value of our total long-term debt, including current maturities, at December 31, 2002 and 2001 was $4.926 and $5.338 billion, respectively. The potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates would be approximately $264 million at December 31, 2002.

      We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. Interest rate swaps allow us to maintain a target range of floating rate debt. The net fair value of our interest rate swaps at December 31, 2002 and 2001 was an asset (liability) of $(62) and $(74) million, respectively. The potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates would be approximately $37 million at December 31, 2002.

      As described in Note 2 to the consolidated financial statements, we have certain investments in securities that are purchased at fixed rates of interest. At December 31, 2002 and 2001, the fair value of our investments in debt securities was $481 and $691 million, respectively. The potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates would be approximately $7 million at December 31, 2002.

      Additionally, as described in Note 3 to the consolidated financial statements, we hold certain finance receivables, primarily commercial loans and finance leases, at fixed rates of interest. These assets are exposed to fluctuations in fair value resulting from changes in market interest rates. At December 31, 2002 and 2001, the fair value of our investments in finance receivables was $1.492 billion and $982 million, respectively. The potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates would be approximately $5 million at December 31, 2002.

  Equity Price Risk

      We hold investments in various equity securities that are subject to price risk, and for certain of these securities, we utilize options to hedge this price risk. At December 31, 2002 and 2001, the fair value of such investments was $322 and $382 million, respectively. The potential loss in the fair value of such investments, assuming a 10% decline in equity prices net of the offsetting impact of any hedges, would be approximately $10 million.

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

Future Accounting Changes

      In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003.

      As discussed in Note 17, we implemented a restructuring program involving the integration of our Freight Services and Logistics Group operations in the fourth quarter of 2002. As this restructuring program was initiated in 2002, we accounted for this restructuring program using the existing guidance in EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Therefore, the adoption of FAS 146 on January 1, 2003 had no effect on our results of operations or financial condition. In the fourth quarter of 2002, we recorded a pre-tax restructuring charge and related expenses in the amount of $106 million, which is classified in other operating expenses.

      In 2003, we plan to adopt the fair value measurement provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which is considered the preferable accounting method for stock-based employee compensation. Under FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we have elected to adopt the measurement provisions of FAS 123 using the prospective method. Under this approach, all future employee stock option grants and other stock-based compensation will be expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted. We will continue to provide pro forma income and earnings per share information related to prior awards. The expensing of stock-based compensation is expected to reduce diluted earnings per share by approximately $0.02 in 2003. By 2006, we expect to realize the full impact of adopting FAS 123, and estimate that diluted earnings per share will be reduced by approximately $0.08 in that year.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the recognition and measurement provisions of FIN 45 on our financial statements.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. As we have no material exposures to special purpose entities or other off-balance sheet arrangements, we anticipate that the effects of adopting FIN 46 will not be material to our results of operations or financial condition.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in Note 1 to our consolidated financial statements, the amounts of assets, liabilities, revenue and expenses reported in our financial statements are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. Actual results could differ from our estimates, which would affect the related amounts reported in our financial statements. While estimates and judgments are applied in arriving at many reported amounts, we believe that the following matters may involve a higher degree of judgment and complexity.

     Contingencies

      As discussed in Note 10 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

     Goodwill Impairment

      The Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) in June 2001. As a result of the issuance of this new standard, goodwill is no longer amortized, but is subjected to annual impairment testing. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. Our estimate of the fair value of goodwill could change over time based on a variety of factors, including the actual operating performance of the underlying reporting units. Upon adoption of FAS 142, we recorded a non-cash impairment charge of $72 million ($0.06 per diluted share), as of January 1, 2002, related to our Mail Technologies business. The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business. As of December 31, 2002, our recorded goodwill was $1.070 billion.

     Self-Insurance Accruals

      We self-insure estimated costs associated with workers’ compensation claims, automotive liability, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. The recorded levels of these reserves are determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

     Pension and Postretirement Medical Benefits

      The Company’s pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuaries and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. The impact of decreasing the expected long-term rate of return on plan assets to 9.21% and the decrease in the discount rate to 6.75%, combined with other factors, will increase our pension plan expense by approximately $135 million in 2003.

     Financial Instruments

      As discussed in Notes 2, 3, 8, and 16 to our consolidated financial statements, and in the “Market Risk” section of this report, we hold and issue financial instruments that contain elements of market risk. Certain of these financial instruments are required to be recorded at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations.

Forward-Looking Statements

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements.

Risk Factors

      The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•	The effect of general economic and other conditions in the markets in which we operate, both in the United States and internationally. Our operations in international markets also are affected by currency exchange and inflation risks.

•	Strikes, work stoppages and slowdowns by our employees. Such actions may affect our ability to meet our customers’ needs, and customers may do more business with our competitors if they believe that such actions may adversely affect our ability to provide service. We may face permanent loss of customers if we are unable to provide uninterrupted service. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

•	The impact of complex and stringent aviation, transportation, environmental, labor, employment and other governmental laws and regulations, and the impact of new laws and regulations that may result from increased security concerns following the events of September 11, 2001. Our failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct our operations.

•	The impact of competition on a local, regional, national and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our industry is undergoing rapid consolidation, and the combining entities are competing aggressively for business at low rates.

•	Possible disruption of supplies, or an increase in the prices, of gasoline, diesel fuel and jet fuel for our aircraft and delivery vehicles as a result of war or other factors. We require significant quantities of gasoline and fuel and are exposed to the commodity price risk associated with variations in the market price for petroleum products.

•	Cyclical and seasonal fluctuations in our operating results due to decreased demand for our services.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Information about market risk can be found in Item 7 of this report under the caption “Market Risk.”

Item 8.     Financial Statements and Supplementary Data

      Our financial statements are filed together with this report. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this report. Supplementary data appear in Note 19 to our financial statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2003 and is incorporated herein by reference.

      Information about our executive officers can be found in Part I, Item 1A, of this report under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

      Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2003 and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information about executive compensation is presented under the caption “Compensation of Executive Officers and Directors,” excluding the information under the caption “Report of the Compensation

Committee,” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2003 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2003 and is incorporated herein by reference.

      Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2003 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      None.

Item 14.     Controls and Procedures

      During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements.

      See the Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

      2. Financial Statement Schedules.

      None.

      3. List of Exhibits.

      See the Exhibit Index for a list of the exhibits incorporated by reference into or filed with this report.

      (b) Reports on Form 8-K.

      None.

      (c) Exhibits required by Item 601 of Regulation S-K.

      See the Exhibit Index for a list of the exhibits incorporated by reference into or filed with this report.

      (d) Financial Statement Schedules.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/s/ MICHAEL L. ESKEW

Michael L. Eskew
Chairman and
Chief Executive Officer

Date: March 6, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. BROWN, III William H. Brown, III	Director	March 6, 2003

/s/ D. SCOTT DAVIS D. Scott Davis	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2003

/s/ CALVIN DARDEN Calvin Darden	Senior Vice President and Director	March 6, 2003

/s/ MICHAEL L. ESKEW Michael L. Eskew	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2003

/s/ JAMES P. KELLY James P. Kelly	Director	March 6, 2003

Ann M. Livermore	Director

Gary E. MacDougal	Director

/s/ JOSEPH R. MODEROW Joseph R. Moderow	Senior Vice President, Secretary and Director	March 6, 2003

Victor A. Pelson	Director

Signature	Title	Date

/s/ LEA N. SOUPATA Lea N. Soupata	Senior Vice President and Director	March 6, 2003

Robert M. Teeter	Director

John W. Thompson	Director

Carol B. Tomé	Director

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Senior Vice President, Chief Operating Officer and Director	March 6, 2003

CERTIFICATIONS

I, Michael L. Eskew, certify that:

      1. I have reviewed this annual report on Form 10-K of United Parcel Service, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ MICHAEL L. ESKEW

Michael L. Eskew
Chairman and Chief Executive Officer

I, D. Scott Davis, certify that:

      1. I have reviewed this annual report on Form 10-K of United Parcel Service, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ D. SCOTT DAVIS

D. Scott Davis
Chief Financial Officer

UNITED PARCEL SERVICE, INC.

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Item 8.     Financial Statements

Page
Number

Independent Auditors’ Report	F-2
Consolidated balance sheets
— December 31, 2002 and 2001	F-3
Statements of consolidated income
— Years ended December 31, 2002, 2001 and 2000	F-4
Statements of consolidated shareowners’ equity
— Years ended December 31, 2002, 2001 and 2000	F-5
Statements of consolidated cash flows
— Years ended December 31, 2002, 2001 and 2000	F-7
Notes to consolidated financial statements	F-8

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners

United Parcel Service, Inc.
Atlanta, Georgia

      We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

Deloitte & Touche LLP

Atlanta, Georgia

January 27, 2003

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In millions, except
	per share amounts)
ASSETS
Current Assets:
Cash & cash equivalents	$2,211	$858
Marketable securities & short-term investments	803	758
Accounts receivable, net	3,756	4,078
Finance receivables, net	868	708
Other current assets	1,100	1,195

Total Current Assets	8,738	7,597
Property, Plant & Equipment — at cost, net of accumulated depreciation & amortization of $11,749 and $10,620 in 2002 and 2001	13,612	13,438
Prepaid Pension Costs	1,932	1,845
Other Assets	2,075	1,756

	$26,357	$24,636

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,107	$518
Accounts payable	1,908	1,899
Accrued wages & withholdings	1,084	1,169
Dividends payable	212	212
Other current liabilities	1,244	988

Total Current Liabilities	5,555	4,786
Long-Term Debt	3,495	4,648
Accumulated Postretirement Benefit Obligation, Net	1,251	1,130
Deferred Taxes, Credits & Other Liabilities	3,601	3,824
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 642 and 772 in 2002 and 2001	7	8
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 482 and 349 in 2002 and 2001	4	3
Additional paid-in capital	387	414
Retained earnings	12,495	10,162
Accumulated other comprehensive loss	(438)	(339)
Deferred compensation arrangements	84	47

	12,539	10,295
Less: Treasury stock (1 shares in 2002 and 2001)	(84)	(47)

	12,455	10,248

	$26,357	$24,636

      See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,

	2002	2001	2000

	(In millions, except per share
	amounts)
Revenue	$31,272	$30,321	$29,498

Operating Expenses:
Compensation and benefits	17,944	17,397	16,546
Other	9,232	8,962	8,440

	27,176	26,359	24,986

Operating Profit	4,096	3,962	4,512

Other Income and (Expense):
Investment income	63	159	527
Interest expense	(173)	(184)	(205)
Tax assessment reversal	1,023	—	—

	913	(25)	322

Income Before Income Taxes And Cumulative Effect of Changes In Accounting Principles	5,009	3,937	4,834
Income Taxes	1,755	1,512	1,900

Income Before Cumulative Effect of Changes In Accounting Principles	3,254	2,425	2,934
Cumulative Effect of Changes In Accounting Principles, Net of Taxes	(72)	(26)	—

Net Income	$3,182	$2,399	$2,934

Basic Earnings Per Share Before Cumulative Effect Of Changes In Accounting Principles	$2.91	$2.15	$2.54

Basic Earnings Per Share	$2.84	$2.13	$2.54

Diluted Earnings Per Share Before Cumulative Effect Of Changes In Accounting Principles	$2.87	$2.12	$2.50

Diluted Earnings Per Share	$2.81	$2.10	$2.50

      See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY

	2002		2001		2000

	Shares	Dollars	Shares	Dollars	Shares	Dollars

	(In millions, except per share amounts)
Class A Common Stock
Balance at beginning of year	772	$8	936	$9	1,101	$11
Common stock purchases	(10)	—	(26)	—	(84)	(1)
Stock award plans	11	—	13	—	15	—
Common stock issuances	2	—	1	—	1	—
Conversions of Class A to Class B common stock	(133)	(1)	(152)	(1)	(97)	(1)

Balance at end of year	642	7	772	8	936	9

Class B Common Stock
Balance at beginning of year	349	3	199	2	109	1
Common stock purchases	—	—	(10)	—	(7)	—
Common stock issued for acquisitions	—	—	8	—	—	—
Conversions of Class A to Class B common stock	133	1	152	1	97	1

Balance at end of year	482	4	349	3	199	2

Additional Paid-In Capital
Balance at beginning of year		414		267		5,096
Stock award plans		477		521		602
Common stock issued for acquisitions		—		510		—
Common stock purchases		(604)		(954)		(5,464)
Common stock issuances		100		70		33

Balance at end of year		387		414		267

Retained Earnings
Balance at beginning of year		10,162		9,684		7,536
Net income		3,182		2,399		2,934
Dividends ($0.76, $0.76, and $0.68 in 2002, 2001, and 2000 respectively)		(849)		(856)		(786)
Common stock purchases		—		(1,065)		—

Balance at end of year		12,495		10,162		9,684

	2002		2001		2000

	Shares	Dollars	Shares	Dollars	Shares	Dollars

	(In millions, except per share amounts)
Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Balance at beginning of year		(269)		(223)		(167)
Aggregate adjustment for the year		(59)		(46)		(56)

Balance at end of year		(328)		(269)		(223)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year		(21)		(4)		(3)
Current period changes in fair value (net of tax effect of $(9), $0 and $0)		(16)		(1)		—
Reclassification to earnings (net of tax effect of $1, $(11) and $0)		3		(16)		(1)

Balance at end of year		(34)		(21)		(4)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year		(49)		—		—
FAS 133 transition adjustment		—		23		—
Current period changes in fair value (net of tax effect of $6, $(24), and $0)		10		(39)		—
Reclassification to earnings (net of tax effect of $9, $(21), and $0)		13		(33)		—

Balance at end of year		(26)		(49)		—

Additional minimum pension liability, net of tax:
Balance at beginning of year		—		—		—
Minimum pension liability adjustment (net of tax effect of $(31), $0, and $0)		(50)		—		—

Balance at end of year		(50)		—		—

Accumulated other comprehensive income at end of year		(438)		(339)		(227)

Deferred Compensation Obligations
Balance at beginning of year		47		—		—
Common stock held for deferred compensation arrangements		37		47		—

Balance at end of year		84		47		—

Treasury Stock
Balance at beginning of year	(1)	(47)	—	—	—	—
Common stock held for deferred compensation arrangements	—	(37)	(1)	(47)	—	—

Balance at end of year	(1)	(84)	(1)	(47)	—	—

Total Shareowners’ Equity At End Of Year		$12,455		$10,248		$9,735

Comprehensive Income		$3,083		$2,287		$2,877

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended
	December 31,

	2002	2001	2000

	(In millions)
Cash Flows From Operating Activities:
Net income	$3,182	$2,399	$2,934
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,464	1,396	1,173
Postretirement benefits	121	81	57
Deferred taxes, credits and other	162	481	(81)
Stock award plans	445	495	539
Restructuring charge and related expenses	85	—	—
Impairment of goodwill	74	—	—
Vacation policy change	(121)	—	—
Tax assessment reversal	(776)	—	—
Gain on investments and sale of business	—	—	(263)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	312	415	(851)
Prepaid health and welfare costs	446	(38)	(27)
Other current assets	(43)	(104)	(252)
Prepaid pension costs	(87)	(252)	(662)
Accounts payable	(56)	(313)	317
Accrued wages and withholdings	112	27	131
Dividends payable	—	20	(169)
Other current liabilities	307	(77)	(42)

Net cash from operating activities	5,627	4,530	2,804
Cash Flows From Investing Activities:
Capital expenditures	(1,658)	(2,372)	(2,147)
Disposals of property, plant and equipment	108	165	251
Purchases of marketable securities and short-term investments	(2,303)	(3,361)	(8,127)
Sales and maturities of marketable securities and short-term investments	2,227	3,690	9,345
Net increase in finance receivables	(469)	(630)	(62)
Construction funds in escrow	—	21	90
Payments for acquisitions, net of cash acquired	(14)	(466)	(245)
Other asset receipts (payments)	(24)	(60)	(42)

Net cash (used in) investing activities	(2,133)	(3,013)	(937)
Cash Flows From Financing Activities:
Proceeds from borrowings	419	2,312	2,297
Repayments of borrowings	(1,099)	(1,089)	(1,168)
Purchases of common stock via tender offer	—	—	(4,070)
Purchases of common stock	(604)	(2,019)	(1,395)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	125	228	88
Dividends	(849)	(856)	(786)
Other transactions	(82)	(69)	(127)

Net cash (used in) financing activities	(2,090)	(1,493)	(5,161)
Effect Of Exchange Rate Changes On Cash	(51)	(45)	(31)

Net Increase (Decrease) In Cash And Cash Equivalents	1,353	(21)	(3,325)
Cash And Cash Equivalents:
Beginning of period	858	879	4,204

End of period	$2,211	$858	$879

Cash Paid During The Period For:
Interest (net of amount capitalized)	$190	$164	$363

Income taxes	$1,416	$1,042	$1,567

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Accounting Policies

     Basis of Financial Statements and Business Activities

      The accompanying financial statements include the accounts of United Parcel Service, Inc., and all of its consolidated subsidiaries (collectively “UPS” or the “Company”). All intercompany balances and transactions have been eliminated.

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

     Revenue Recognition

      U.S. Domestic and International Package Operations — Revenue is recognized upon delivery of a letter or package.

      UPS Logistics Group and UPS Freight Services — Revenue is recognized net of the expense related to the third party transportation of freight at the time the services are performed. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

      UPS Capital — Income on loans and direct finance leases is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Income on operating leases is recognized on the straight-line method over the terms of the underlying leases.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments (including investments in debt, auction rate securities, and other money market instruments of $1.780 billion and $331 million at December 31, 2002 and 2001, respectively) that are readily convertible into cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Marketable Securities and Short-Term Investments

      Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported, net of tax, as other comprehensive income (“OCI”), a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

      Investment securities are reviewed for impairment in accordance with FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles — 9 years; Aircraft — 12 to 20 years; Buildings — 20 to 40 years; Leasehold Improvements — lives of leases; Plant Equipment — 5 to 8 1/3 years; Technology Equipment (including capitalized software) — 3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

      Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $25, $47, and $26 million for 2002, 2001, and 2000, respectively.

     Impairment of Long-Lived Assets

      On January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Under FAS 144, we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The effects of adopting FAS 144 were immaterial to our results of operations.

     Goodwill and Intangible Assets

      Costs of purchased businesses in excess of net assets acquired (goodwill), and intangible assets are accounted for under the provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Upon adoption of FAS 142 on January 1, 2002, we were required to test all existing goodwill for impairment as of that date, and at least annually thereafter, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a “reporting unit” basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit.

      A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

      We recorded a non-cash goodwill impairment charge of $72 million ($0.06 per diluted share), as of January 1, 2002, related to our Mail Technologies business. This charge is reported as a cumulative effect of a change in accounting principle and resulted in a restatement of our first quarter 2002 quarterly financial statements (see Note 19). The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business. In conjunction with our annual test of goodwill, we recorded an additional impairment charge of $2 million, resulting in total goodwill impairment of $74 million for 2002.

     Income Taxes

      Income taxes are accounted for under FASB Statement No. 109, “Accounting for Income Taxes” (”FAS 109”). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future events other than proposed changes in the tax law or rates. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized.

     Stock-Based Compensation

      We have adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under FAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for stock option grants. We do, however, include in Note 11 pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

      In 2003, we plan to adopt the fair value measurement provisions of FAS 123, which is considered the preferable accounting method for stock-based employee compensation. Under FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we have elected to adopt the measurement provisions of FAS 123 using the prospective method. Under this approach, all future employee stock option grants and other stock-based compensation will be expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted. We will continue to provide pro forma net income and earnings per share information related to prior awards.

     Derivative Instruments

      Effective January 1, 2001, we adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by Statements No. 137 and No. 138. FAS 133, as amended, requires all financial derivative instruments to be recorded on our balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in OCI until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

      At January 1, 2001, our financial statements were adjusted to record a cumulative effect of adopting FAS 133, as follows (in millions, except per share amounts):

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     New Accounting Pronouncements

      In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003.

      As discussed in Note 17, we implemented a restructuring program involving the business unit integration of our Freight Services and Logistics Group operations in the fourth quarter of 2002. As this restructuring program was initiated in 2002, we accounted for this restructuring program using the existing guidance in EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Therefore, the adoption of FAS 146 on January 1, 2003 had no effect on our results of operations or financial condition. In the fourth quarter of 2002, we recorded a pre-tax restructuring charge and related expenses in the amount of $106 million, which is classified in other operating expenses.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the recognition and measurement provisions of FIN 45 on our financial statements.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. As we have no material exposures to special purpose entities or other off-balance sheet arrangements, we anticipate that the effects of adopting FIN 46 will not be material to our results of operations or financial condition.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Changes in Presentation

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.     Marketable Securities and Short-Term Investments

      The following is a summary of marketable securities and short-term investments at December 31, 2002 and 2001 (in millions):

		Unrealized	Unrealized	Estimated
2002	Cost	Gains	Losses	Fair Value

U.S. government & agency securities	$77	$2	$—	$79
U.S. mortgage & asset-backed securities	231	4	6	229
U.S. corporate securities	115	2	1	116
Other debt securities	57	—	—	57

Total debt securities	480	8	7	481
Equity securities	379	5	62	322

	$859	$13	$69	$803

		Unrealized	Unrealized	Estimated
2001	Cost	Gains	Losses	Fair Value

U.S. government & agency securities	$75	$1	$1	$75
U.S. mortgage & asset-backed securities	149	2	—	151
U.S. corporate securities	160	1	2	159
Other debt securities	32	—	—	32

Total debt securities	416	4	3	417
Equity securities	377	9	45	341

	$793	$13	$48	$758

      The gross realized gains on sales of marketable securities totaled $11, $34, and $69 million in 2002, 2001, and 2000, respectively. The gross realized losses totaled $10, $7, and $35 million in 2002, 2001, and 2000, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $5, $0, and $33 million during 2002, 2001, and 2000 respectively.

      The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2002, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$24	$25
Due after one year through three years	120	122
Due after three years through five years	15	15
Due after five years	321	319

	480	481
Equity securities	379	322

	$859	$803

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Finance Receivables

      The following is a summary of finance receivables at December 31, 2002 and 2001 (in millions):

	2002	2001

Commercial term loans	$523	$372
Investment in finance leases	218	66
Asset-based lending	381	353
Receivable factoring	400	189

Gross finance receivables	1,522	980
Less: allowance for credit losses	(38)	(30)

Balance at December 31	$1,484	$950

      Outstanding receivable balances at December 31, 2002 and 2001 are net of unearned income of $35 and $11 million, respectively. When we “factor” (i.e. purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2002 and 2001 (in millions):

	2002	2001

Customer receivable balances	$400	$189
Less: Amounts due to client	(176)	(111)

Net funds employed	$224	$78

      Non-earning finance receivables were $41 and $24 million at December 31, 2002 and 2001, respectively. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2002	2001

Balance at January 1	$30	$—
Provisions charged to operations	26	7
Net transfers related to acquisitions	—	27
Charge-offs, net of recoveries	(18)	(4)

Balance at December 31	$38	$30

      The carrying value of finance receivables at December 31, 2002, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying
Value

Due in one year or less	$882
Due after one year through three years	99
Due after three years through five years	203
Due after five years	338

$1,522

      Based on interest rates for financial instruments with similar terms and maturities, the fair value of finance receivables is approximately $1.492 billion and $982 million as of December 31, 2002 and 2001,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. At December 31, 2002, we had unfunded loan commitments totaling $778 million, consisting of standby letters of credit of $48 million and other unfunded lending commitments of $730 million.

Note 4.     Property, Plant and Equipment

      Property, plant and equipment as of December 31 consists of the following (in millions):

	2002	2001

Vehicles	$3,467	$3,485
Aircraft (including aircraft under capitalized leases)	10,151	9,699
Land	704	670
Buildings	2,049	1,772
Leasehold improvements	2,159	2,069
Plant equipment	4,248	3,818
Technology equipment (including capitalized software)	1,998	1,784
Equipment under operating lease	50	16
Construction-in-progress	535	745

	25,361	24,058
Less: Accumulated depreciation and amortization	(11,749)	(10,620)

	$13,612	$13,438

Note 5.     Employee Benefit Plans

      We maintain the following defined benefit pension plans (the “Plans”): UPS Retirement Plan, UPS Excess Coordinating Benefit Plan, and the UPS Pension Plan.

      The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries who are not members of a collective bargaining unit. The Plan provides for retirement benefits based on average compensation levels earned by employees prior to retirement. Benefits payable under this Plan are subject to maximum compensation limits and the annual benefit limits for a tax qualified defined benefit plan as prescribed by the Internal Revenue Service.

      The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to participants in the UPS Retirement Plan for amounts that exceed the benefit limits described above.

      The UPS Pension Plan is noncontributory and includes certain eligible employees of participating domestic subsidiaries and members of collective bargaining units that elect to participate in the plan. The Plan provides for retirement benefits based on service credits earned by employees prior to retirement.

      The UPS Retirement Plan and UPS Pension Plans’ assets consist primarily of publicly traded securities and include approximately 6.1 and 24.1 million shares of UPS common stock at December 31, 2002 and 2001, respectively. Our funding policy is consistent with relevant federal tax regulations. Accordingly, our contributions are deductible for federal income tax purposes. Because the UPS Excess Coordinating Benefit Plan is non-qualified for federal income tax purposes, this plan is not funded.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets, and a statement of funded status as of September 30, with certain amounts included in the balance sheet as of December 31 (in millions):

			Postretirement
	Pension Benefits		Medical Benefits

	2002	2001	2002	2001

Change in Benefit Obligation
Net benefit obligation at October 1, prior year	$5,347	$4,547	$1,759	$1,500
Service cost	217	192	63	55
Interest cost	413	363	134	118
Plan participants’ contributions	—	—	3	2
Plan amendments	100	20	38	2
Actuarial (gain) loss	777	394	236	157
Gross benefits paid	(184)	(169)	(84)	(75)

Net benefit obligation at September 30	6,670	5,347	2,149	1,759

Change in Plan Assets
Fair value of plan assets at October 1, prior year	6,496	7,661	372	466
Actual return on plan assets	77	(1,218)	3	(70)
Employer contributions	105	222	43	49
Plan participants’ contributions	—	—	3	2
Gross benefits paid	(184)	(169)	(84)	(75)

Fair value of plan assets at September 30	6,494	6,496	337	372

Funded status at September 30	(176)	1,149	(1,812)	(1,387)
Unrecognized net actuarial (gain) loss	1,712	361	516	254
Unrecognized prior service cost	364	295	35	(4)
Unrecognized net transition obligation	31	39	—	—
Employer contributions	1	1	10	7

Net asset (liability) recorded at end of year	$1,932	$1,845	$(1,251)	$(1,130)

      Because the UPS Excess Coordinating Plan is not funded, the Company has recorded an additional minimum pension liability for this plan of $88 million at December 31, 2002. This liability is included in the other credits and non-current liabilities portion of Note 9. As an offset to this liability, the Company recorded a $7 million intangible asset, representing the net unrecognized prior service cost for this plan at December 31, 2002, and the remaining $50 million was recorded as a reduction of other comprehensive income in Shareowners’ Equity (net of the tax effect of $31 million). The unfunded accumulated benefit obligation of the UPS Excess Coordinating Benefit Plan was $121 million as of December 31, 2002.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic benefit cost (benefit) for the years ended December 31 included the following components (in millions):

				Postretirement Medical
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$217	$192	$181	$63	$55	$50
Interest cost	413	363	324	134	118	106
Expected return on assets	(654)	(616)	(471)	(33)	(42)	(34)
Amortization of:
Transition obligation	8	8	8	—	—	—
Prior service cost	30	30	30	(1)	(1)	(1)
Actuarial (gain) loss	4	(7)	(1)	4	—	1

Net periodic benefit cost (benefit)	$18	$(30)	$71	$167	$130	$122

      The significant assumptions used in the measurement of our benefit obligations are as follows:

	2002	2001	2000

Expected long-term rate of earnings on plan assets	9.42%	9.50%	9.50%
Discount rate	6.75%	7.50%	7.75%
Rate of annual increase in future compensation levels for pension benefits	4.00%	4.00%	4.00%

      For 2003, we plan to decrease the expected long-term rate of earnings on plan assets to 9.21%.

      Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 9.00% for pre-65 and post-65 medical costs, decreasing to 5.25% for pre-65 and post-65 by the year 2011 and with consistent annual increases at those ultimate levels thereafter.

      Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$7	$(8)
Effect on postretirement benefit obligation	$87	$(93)

      We also contribute to several multi-employer pension plans for which the above disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $1.028 billion, $977, and $897 million during 2002, 2001, and 2000, respectively.

      We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the above disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $604, $553, and $501 million during 2002, 2001, and 2000, respectively.

      We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $79, $71, and $61 million for 2002, 2001, and 2000, respectively.

      In the fourth quarter of 2002, our vacation policy for non-union employees was amended to require that vacation pay be earned ratably throughout the year. Previously, an employee became vested in the full year of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vacation pay at the beginning of each year. As a result of this policy change, a credit to compensation and benefits of $197 million was taken in the fourth quarter to reduce the vacation pay liability as of December 31, 2002.

Note 6.     Other Assets

      Other assets as of December 31 consist of the following (in millions):

	2002	2001

Goodwill	$1,070	$1,116
Intangible assets, net of accumulated amortization	110	103
Non-current finance receivables, net of allowance for credit losses	616	242
Other non-current assets	279	295

	$2,075	$1,756

      The following table indicates the allocation of goodwill by reportable segment (in millions):

	December 31,	Goodwill	Goodwill	Currency/	December 31,
	2001	Acquired	Impaired	Other	2002

Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—	$—
International package	102	—	—	—	102
Non-package	1,014	—	(74)	28	968

Consolidated	$1,116	$—	$(74)	$28	$1,070

      Goodwill in the non-package segment declined as a result of the $72 million impairment charge recorded upon the adoption of FAS 142 and the $2 million charge resulting from our annual impairment testing (see Note 1), partially offset by the additions from the resolution of purchase price contingencies and other purchase price adjustments for acquisitions closed in 2001.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortization of goodwill and indefinite-lived intangibles ceased upon the implementation of FAS 142 on January 1, 2002. The following table indicates the impact on net income and earnings per share if the non-amortization provisions of FAS 142 had been applied beginning January 1, 2000 (in millions, except per share amounts).

	Year Ended December 31,

	2002	2001	2000

Reported net income	$3,182	$2,399	$2,934
Adjustments:
Goodwill amortization	—	72	38
Income taxes	—	(13)	(10)

Adjusted net income	3,182	2,458	2,962
Cumulative effect of changes in accounting principles	72	26	—

Adjusted net income before cumulative effect of changes in accounting principles	$3,254	$2,484	$2,962

Basic earnings per share:
Reported	$2.84	$2.13	$2.54
Adjusted	$2.84	$2.18	$2.57
Diluted earnings per share:
Reported	$2.81	$2.10	$2.50
Adjusted	$2.81	$2.15	$2.52
Basic earnings per share before cumulative effect of changes in accounting principles:
Reported	$2.91	$2.15	$2.54
Adjusted	$2.91	$2.21	$2.57
Diluted earnings per share before cumulative effect of changes in accounting principles:
Reported	$2.87	$2.12	$2.50
Adjusted	$2.87	$2.17	$2.52

      The following is a summary of intangible assets at December 31, 2002 and 2001 (in millions):

		Franchise Rights,	Intangible	Total
		Licenses, Patents,	Pension	Intangible
	Trademarks	and Other	Asset	Assets

December 31, 2002:
Gross carrying amount	$13	$105	$7	$125
Accumulated amortization	—	(15)	—	(15)

Net carrying value	$13	$90	$7	$110

December 31, 2001:
Gross carrying amount	$13	$95	$—	$108
Accumulated amortization	—	(5)	—	(5)

Net carrying value	$13	$90	$—	$103

      Expected amortization of definite-lived intangibles for the next five years is as follows (in millions): 2003 — $8, 2004 — $8, 2005 — $7, 2006 — $6, 2007 — $5. As of December 31, 2002 and 2001, trademarks were the only indefinite-lived intangible assets under the provisions of FAS 142.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Business Combinations

      We regularly explore opportunities to make acquisitions that would enhance our core package delivery business and our various non-package businesses. Our acquisitions include both domestic and international transactions. During the three years ended December 31, 2002, we completed 22 acquisitions that were accounted for under the purchase method of accounting. In connection with the foregoing transactions, we paid cash (net of cash acquired) in the aggregate amount of $14, $466, and $245 million in 2002, 2001, and 2000, respectively, and issued aggregate UPS Class B common shares of 8.4 million in 2001. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions were not material on either an individual or aggregate basis. The results of operations of each acquired company are included in our statements of consolidated income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition, however we expect such adjustments to the purchase price allocations to be immaterial.

      The fair value of the assets and liabilities recorded each year as a result of these transactions is as follows (in millions):

	2002	2001	2000

Cash and marketable securities	$—	$182	$3
Accounts receivable, net	—	415	60
Finance receivables (current and non-current), net	—	259	—
Other current assets	—	97	5
Property, plant and equipment	—	202	37
Goodwill and intangible assets	14	764	284
Other assets	—	224	1
Accounts payable	—	(538)	(62)
Other liabilities	—	(279)	(26)
Long-term debt	—	(347)	(54)

Consideration paid	$14	$979	$248

Cash consideration paid	$14	$469	$248
Stock consideration paid	$—	$510	$—

      During 2001, we completed several acquisitions that were added to the non-package segment. We acquired Mail Boxes Etc., the world’s largest franchisor of independently owned and operated business, communication, and shipping centers worldwide, for cash of $185 million. We acquired Fritz Companies, Inc., a freight forwarding, customs brokerage and logistics company, for 7.3 million Class B common shares valued at $456 million. Additionally, we acquired First International Bancorp, Inc., a provider of structured trade finance, commercial and government-backed lending products, for 1.1 million Class B common shares valued at $54 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Long-Term Debt and Commitments

      Long-term debt, as of December 31, consists of the following (in millions):

	2002	2001

8 3/8% debentures, due April 1, 2020(i)	$424	$424
8 3/8% debentures, due April 1, 2030(i)	276	276
Commercial paper(ii)	1,036	1,694
Industrial development bonds, Philadelphia Airport facilities, due December 1, 2015(iii)	100	100
Special facilities revenue bonds, Louisville Airport facilities, due January 1, 2029(iv)	149	149
Floating rate senior notes(v)	341	341
1.75% Cash-settled convertible senior notes, due September 27, 2007(vi)	323	291
Capitalized lease obligations(vii)	469	521
UPS Notes(viii)	568	486
5.50% Pound Sterling notes, due February 12, 2031	801	725
4.5% Singapore Dollar notes, due November 11, 2004	58	54
Installment notes, mortgages and bonds at various rates	57	105

	4,602	5,166
Less current maturities	(1,107)	(518)

	$3,495	$4,648

(i)	On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8 3/8% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payouts of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.

(ii)	The weighted average interest rate on the commercial paper outstanding as of December 31, 2002 and 2001, was 1.3% and 1.9%, respectively. At December 31, 2002, the entire commercial paper balance has been classified as a current liability, while $1.25 billion was classified as long-term debt at December 31, 2001. The amount of commercial paper outstanding in 2003 is expected to fluctuate. We are authorized to borrow up to $7.0 billion under the two commercial paper programs we maintain as of December 31, 2002.

(iii)	The industrial development bonds bear interest at a daily variable rate. The average interest rates for 2002 and 2001 were 1.3% and 2.5%, respectively.

(iv)	The special facilities revenue bonds bear interest at a daily variable rate. The average interest rates for 2002 and 2001 were 1.4% and 2.6%, respectively.

(v)	The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2002 and 2001 were 1.4% and 3.3%, respectively. These notes are callable at various times after

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value.

(vi)	The cash-settled convertible senior notes have a par value of $300 million, bear interest at a stated rate of 1.75% and are callable after three years. The notes may be exchanged for an amount of cash that is indexed to the trading price of our Class B common stock. In conjunction with the debt offering, we entered into a swap transaction in which we pay 30-day LIBOR less 38 basis points, and we receive the 1.75% cash coupon plus any equity appreciation payable in cash on the notes. The average interest rate payable on the swap for 2002 and 2001 was 1.4% and 3.8%, respectively.

(vii)	We have capitalized lease obligations for certain aircraft, which are included in Property, Plant and Equipment at December 31 as follows (in millions):

	2002	2001

Aircraft	$1,169	$933
Accumulated amortization	(149)	(109)

	$1,020	$824

(viii)	The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2002, the coupon rates of the outstanding notes varied between 4.00% and 6.40%, and the interest payments are made either monthly or semiannually. The maturities of the notes range from 2005 to 2017. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2002 and 2001 was 1.5% and 2.8%, respectively.

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $4.9 and $5.3 billion as of December 31, 2002 and 2001, respectively.

We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2052. Certain of the leases contain escalation clauses and renewal or purchase options. The following table sets forth the aggregate minimum lease payments under capitalized and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

	Capitalized	Operating	Debt	Purchase
Year	Leases	Leases	Principal	Commitments

2003	$68	$318	$1,056	$1,140
2004	68	251	61	810
2005	93	184	13	817
2006	68	136	10	737
2007	113	104	310	740
After 2007	241	555	2,656	1,314

Total	651	$1,548	$4,106	$5,558

Less: imputed interest	(182)
Present value of minimum capitalized lease payments	469
Less: current portion	(51)

Long-term capitalized lease obligations	$418

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, we had outstanding letters of credit totaling approximately $1.5 billion issued in connection with routine business requirements.

      We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.25 billion each, with one expiring April 24, 2003 and the other April 27, 2005. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2002, there were no outstanding borrowings under these facilities. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2002.

      We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. The debt may be denominated in a variety of currencies. There was approximately $1.552 billion issued under this shelf registration statement at December 31, 2002. We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At December 31, 2002, $1.0 billion was available under this program.

Note 9.     Deferred Taxes, Credits and Other Liabilities

      Deferred taxes, credits and other liabilities as of December 31 consist of the following (in millions):

	2002	2001

Deferred federal and state income taxes	$2,307	$2,711
Insurance reserves	779	787
Other credits and noncurrent liabilities	515	326

	$3,601	$3,824

Note 10.     Legal Proceedings and Contingencies

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

      The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984. Based on the Tax Court decision, we estimated that our total after-tax exposure for tax years 1984 through 1999 could have been as high as $2.353 billion.

      In our second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest was included in income taxes in 1999; however, since none of the income on which this tax assessment was based was our income, we did not classify the tax charge as income taxes.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our prior estimation, if penalties and penalty interest ultimately were determined to be payable, we would have had to record an additional charge of up to $681 million.

      Further, as a result of the unfavorable Tax Court decision, and in order to stop the potential accrual of additional interest that might ultimately have been determined to be due to the IRS, on August 31, 1999 we paid $1.349 billion, and on August 8, 2000 we paid an additional $91 million, to the IRS related to these matters for the 1984 through 1994 tax years. We included the profit of the EV insurance program, using the IRS’s methodology for calculating these amounts, for both 1998 and 1999 in filings we made with the IRS in 1999. In February 2000, we paid $339 million to the IRS related to these matters for the 1995 through 1997 tax years.

      On June 20, 2001, the United States Court of Appeals for the Eleventh Circuit reversed the Tax Court’s decision. On September 13, 2001, the Eleventh Circuit denied the IRS’s petition to have the appeal reheard en banc. The IRS did not attempt to appeal the case to the U.S. Supreme Court and, consequently, the case was remanded to the Tax Court to consider alternative arguments raised by the parties.

      In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance. Under the settlement of these issues, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest. The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued (as described above). As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002. The refunds and credits associated with this settlement are expected to occur over the next several years.

      The EV program that was the subject of the Tax Court decision has been changed since September 1999. The revised arrangement should eliminate the issues considered by the Tax Court and the Eleventh Circuit related to OPL.

      The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $10 million of additional income tax expense. The IRS has also issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. That report proposes adjustments that would result in $50 million in additional income tax expense. In November 2002, the IRS issued a report taking a similar position with respect to some of these issues for each of the years 1995 through 1998. That report proposes adjustments that would result in $13 million in additional income tax expense. For the 1985 through 1998 tax years, unpaid interest on these adjustments through December 31, 2002 could aggregate up to approximately $381 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1999 through 2002. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

      We are named as a defendant in 23 pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These actions all were filed after the August 9, 1999 Tax Court decision. As discussed above, on June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.

      These 23 cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. The Court has ruled on motions to dismiss, granting our motions to dismiss with respect to all of the plaintiffs’ tort claims and all of their breach of contract claims prior to August 26, 1994. Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, may proceed at this time. We intend to continue to seek dismissal of these remaining claims.

      The defendants in the MDL Proceeding, including UPS, have stipulated to conditional certification of a plaintiff class in most of the lawsuits challenging the EV insurance program for our shippers. Class certification is a procedural step that allows claims to be resolved at one time as to all potential claimants; it does not depend on or reflect the merits of the underlying claims. Defendants may move later to set aside or modify the class certification.

      The cases subject to the class certification stipulation will proceed to a single trial before the federal court presiding over the MDL Proceeding, instead of being returned for trial to the numerous federal courts around the country from which they were transferred. In addition, plaintiffs in the five cases with pending motions to remand to state court have withdrawn these motions.

      In addition to the cases in which UPS is named as a defendant, there also is an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance purchased through Mail Boxes Etc. centers. This case also has been consolidated into the MDL Proceeding. The plaintiff has moved to have the case remanded back to state court.

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

Note 11.     Capital Stock and Stock-Based Compensation

Capital Stock

      UPS maintains two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to ten votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly-traded on the New York Stock Exchange (NYSE) under the symbol “UPS”.

     Incentive Compensation Plan

      The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2002, management incentive awards, stock options, restricted stock, and performance shares had been granted under the Incentive Compensation Plan.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Management Incentive Awards

      Persons earning the right to receive Management Incentive Awards are determined annually by the Compensation Committee of the UPS Board of Directors. This Committee, in its sole discretion, determines the total award, which consists of UPS Class A common stock, given in any year. Amounts expensed for Management Incentive Awards were $556, $651, and $735 million during 2002, 2001, and 2000, respectively.

     Nonqualified and Incentive Stock Options

      The Company maintains fixed stock option plans under which options are granted to purchase shares of UPS Class A common stock. Prior to adoption of the Incentive Compensation Plan, these options were granted at the current price of UPS shares as determined by the UPS Board of Directors on the date of option grant. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS Class B common stock on the date the option was granted.

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

      The following is an analysis of options to purchase shares of Class A common stock issued and outstanding:

	2002		2001		2000

	Weighted		Weighted		Weighted
	Average	Shares (in	Average	Shares (in	Average	Shares (in
	Price	thousands)	Price	thousands)	Price	thousands)

Outstanding at beginning of year	$29.64	29,224	$20.57	29,312	$18.76	38,480
Exercised	15.91	(6,434)	13.50	(5,918)	11.88	(7,277)
Granted	60.22	5,760	56.90	5,522	59.38	194
Assumed in acquisitions	—	—	58.41	727	—	—
Canceled	46.08	(805)	19.94	(419)	18.77	(2,085)

Outstanding at end of year	$38.73	27,745	$29.64	29,224	$20.57	29,312

      Options were granted to eligible employees under the 1996 Stock Option Plan in March 1999, but options will no longer be granted under that plan. Beginning in November 1999, options were granted under the Incentive Compensation Plan, and a limited option grant to certain employees under this plan occurred in 2000. Beginning in 2001 and in future years, options to eligible employees will generally be granted annually during the first half of each year at the discretion of the Board of Directors.

      During 2001, we assumed employee stock options in connection with our acquisitions of Fritz Companies, Inc. and First International Bancorp, Inc. (see Note 7), which were converted into options to purchase UPS Class A common shares. Existing stock option plans at Fritz Companies, Inc. were assumed by UPS; however, options will no longer be granted under these plans. Existing stock option plans at First International Bancorp, Inc. were terminated upon the completion of the acquisition.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

	Shares	Average Life	Average	Shares	Average
Exercise Price Range	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$13.94 — $16.60	6,757	0.33	$16.00	3	$16.17
$19.93 — $21.50	6,454	1.33	21.50	6	19.93
$34.38 — $50.63	3,148	6.81	49.93	3,118	49.93
$55.00 — $59.45	5,465	8.21	56.97	39	57.36
$60.19 — $143.13	5,921	9.11	60.68	190	73.94

	27,745	4.73	$38.73	3,356	$51.29

     Discounted Employee Stock Purchase Plan

      During 2001, the Company initiated an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s Class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price on the first or the last day of each quarterly period. During 2002 and 2001, employees purchased 1.8 and 0.4 million shares at average prices of $50.79 and $46.78 per share, respectively.

     Other Stock-Based Compensation

      In connection with retention agreements for certain personnel, restricted stock awards for approximately 24,000 Class A shares had been granted, but not vested, as of December 31, 2002. These awards vest over remaining terms of up to two years.

     Deferred Compensation Arrangements

      The Company maintains a deferred compensation plan whereby certain employees may elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “Deferred Compensation Arrangements” in the shareowners’ equity section of the balance sheet. The amount of shares needed to settle the liability for deferred compensation arrangements is included in the denominator in both the basic and diluted earnings per share calculations.

     Pro Forma Net Income and EPS Information

      The Company applies the measurement provisions of APB Opinion 25 and related Interpretations in accounting for the stock-based compensation plans. Accordingly, no compensation expense has been recorded for the stock option or discounted employee stock purchase plans during 2002, 2001, or 2000.

      Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for the employee stock option and discounted employee stock purchase plans under the fair value method of FAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the vesting period of the options.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma information is as follows (in millions except per share amounts):

	2002	2001	2000

Net income	$3,182	$2,399	$2,934
Pro forma stock-based compensation expense, net of tax	(68)	(51)	(27)

Pro forma net income	$3,114	$2,348	$2,907
Basic earnings per share
As reported	$2.84	$2.13	$2.54
Pro forma	$2.78	$2.08	$2.52
Diluted earnings per share
As reported	$2.81	$2.10	$2.50
Pro forma	$2.75	$2.05	$2.47

      The fair value of each option grant is estimated using the Black-Scholes option pricing model. The assumptions used, by year, and the calculated weighted average fair value of options granted, are as follows:

	2002	2001	2000

Expected yield	1.10%	1.10%	1.00%
Risk-free interest rate	4.67%	4.64%	6.26%
Expected life in years	5	5	5
Expected volatility	20.24%	32.40%	40.00%
Weighted average fair value of options granted	$21.27	$25.49	$32.67

Note 12.     Segment and Geographic Information

      We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic area.

     U.S. Domestic Package

      Domestic package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

     International Package

      International package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S.

     Non-Package

      Non-package operations include UPS Supply Chain Solutions Group, Mail Boxes, Etc., and our excess value package insurance business. UPS Supply Chain Solutions Group (which offers the combined services of UPS Logistics Group, UPS Freight Services, UPS Capital, UPS Consulting and UPS Mail Innovations) provides supply chain design and management, freight forwarding, customs brokerage, mail services, multi-modal transportation, consulting, and financial services. Mail Boxes, etc. delivers personalized business solutions through a worldwide network of independently owned and operated business, communication, and shipping centers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (see Note 1), with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and short-term investments.

      Segment information as of, and for the years ended December 31 is as follows (in millions):

	2002	2001	2000

Revenue:
U.S. domestic package	$23,924	$23,997	$24,002
International package	4,680	4,245	4,078
Non-package	2,668	2,079	1,418

Consolidated	$31,272	$30,321	$29,498

Operating Profit:
U.S. domestic package	$3,576	$3,620	$3,929
International package	322	125	277
Non-package	198	217	306

Consolidated	$4,096	$3,962	$4,512

Assets:
U.S. domestic package	$14,662	$16,180	$15,032
International package	3,271	2,969	2,756
Non-package	6,245	4,846	2,430
Unallocated	2,179	641	1,444

Consolidated	$26,357	$24,636	$21,662

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a reconciliation of gross to net revenue for the non-package segment (in millions):

	2002	2001	2000

UPS Logistics Group gross revenue	$1,269	$969	$621
Less freight under management	(245)	(231)	(170)

Net revenue	1,024	738	451

UPS Freight Services gross revenue	2,004	1,318	488
Less freight under management	(1,059)	(577)	(103)

Net revenue	945	741	385

Other	699	600	582

Non-package revenue	$2,668	$2,079	$1,418

      Non-package operating profit included $112, $113, and $101 million for 2002, 2001, and 2000, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

      Revenue by product type for the years ended December 31 is as follows (in millions):

	2002	2001	2000

U.S. domestic package:
Next Day Air	$5,349	$5,433	$5,664
Deferred	2,868	2,893	2,910
Ground	15,707	15,671	15,428

Total U.S. domestic package	23,924	23,997	24,002
International package:
Domestic	943	907	904
Export	3,276	2,931	2,818
Cargo	461	407	356

Total International package	4,680	4,245	4,078
Non-package:
UPS Logistics Group	1,024	738	451
UPS Freight Services	945	741	385
Other	699	600	582

Total Non-package	2,668	2,079	1,418

Consolidated	$31,272	$30,321	$29,498

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2002	2001	2000

U.S.:
Revenue	$26,284	$26,163	$26,217
Long-lived assets	$14,129	$13,717	$12,477
International:
Revenue	$4,988	$4,158	$3,281
Long-lived assets	$2,874	$3,050	$2,061
Consolidated:
Revenue	$31,272	$30,321	$29,498
Long-lived assets	$17,003	$16,767	$14,538

      Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, prepaid pension costs, long-term investments, goodwill and intangible assets.

Note 13.     Other Operating Expenses

      The major components of other operating expenses for the years ended December 31 are as follows (in millions):

	2002	2001	2000

Repairs and maintenance	$1,044	$1,050	$958
Depreciation and amortization	1,464	1,396	1,173
Purchased transportation	1,556	1,652	1,679
Fuel	952	1,000	954
Other occupancy	513	524	412
Restructuring charge and related expenses (Note 17)	106	—	—
Other expenses	3,597	3,340	3,264

	$9,232	$8,962	$8,440

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Income Taxes

      The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2002	2001	2000

Current:
Federal	$1,208	$1,065	$1,676
State	148	151	215
Foreign	62	38	33

Total Current	1,418	1,254	1,924

Deferred:
Federal	323	225	(21)
State	14	33	(3)

Total Deferred	337	258	(24)

Total	$1,755	$1,512	$1,900

      Income before income taxes includes income of foreign subsidiaries of $16, $8, and $9 million in 2002, 2001, and 2000, respectively.

      A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.1	3.1	2.9
Tax assessment reversal (tax portion)	(2.8)	—	—
Other	0.7	0.3	1.4

Effective income tax rate	35.0%	38.4%	39.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2002	2001

Excess of tax over book depreciation	$2,600	$2,345
Pension plans	835	709
Other	675	867

Gross deferred tax liabilities	4,110	3,921

Other postretirement benefits	582	507
Loss carryforwards (foreign)	92	69
Insurance reserves	348	252
Vacation pay accrual	179	236
Excess deposits and interest to be refunded	619	—
Other	345	307

Gross deferred tax assets	2,165	1,371
Deferred tax assets valuation allowance	(92)	(69)

Net deferred tax assets	2,073	1,302

Net deferred tax liability	2,037	2,619

Current deferred tax (asset) liability	(270)	(92)

Long-term portion — see Note 9	$2,307	$2,711

      The valuation allowance increased by $23, decreased by $32, and increased by $22 million during the years ended December 31, 2002, 2001 and 2000, respectively.

      We have foreign loss carryforwards of approximately $232 million as of December 31, 2002, the majority of which may be carried forward indefinitely. These foreign loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous foreign taxable income within certain foreign tax jurisdictions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.     Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2002	2001	2000

Numerator:
Net income before the cumulative effect of changes in accounting principles	$3,254	$2,425	$2,934

Denominator:
Weighted-average shares	1,117	1,124	1,152
Deferred compensation arrangements	3	2	1

Denominator for basic earnings per share	1,120	1,126	1,153

Effect of dilutive securities:
Contingent shares -
Management incentive awards	4	5	6
Stock option plans	10	13	16

Denominator for diluted earnings per share	1,134	1,144	1,175

Basic Earnings Per Share Before Cumulative Effect of Changes in Accounting Principles	$2.91	$2.15	$2.54

Diluted Earnings Per Share Before Cumulative Effect of Changes in Accounting Principles	$2.87	$2.12	$2.50

      Diluted earnings per share for the years ended December 31, 2002, 2001, and 2000 exclude the effect of 103,000, 6,627,000, and 134,000 shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

Note 16.     Derivative Instruments and Risk Management

      We are exposed to market risk, primarily related to commodity prices, foreign exchange, interest rates and equity prices. These exposures are actively monitored by management. To manage the volatility relating to these exposures, we enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in commodity prices, foreign currency rates, interest rates and equity prices. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions.

      We do not hold or issue derivative financial instruments for trading or speculative purposes.

     Commodity Price Risk Management

      We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Additionally, we are exposed to an increase in the prices of other energy products, principally natural gas and electricity. We use a combination of options, swaps, and futures contracts to provide partial protection from rising fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2002 and 2001 was an asset (liability) of approximately $34 and $(27) million, respectively. We have designated and account for these contracts as cash flow hedges, and,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or other occupancy expense when the underlying fuel or energy product being hedged is consumed.

     Foreign Currency Exchange Risk Management

      We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge currency cash flow exposures. As of December 31, 2002 and 2001, the net fair value of the hedging instruments described above was an asset (liability) of approximately $(3) and $4 million, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international revenue when the underlying sales occur.

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

      We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2002 and 2001 was a liability of approximately $(62) and $(74) million, respectively.

     Equity Price Risk Management

      We hold investments in various available-for-sale equity securities which are subject to price risk. We use combinations of options to hedge the price risk exposure inherent in these securities. The fair value of such options contracts designated as hedges, as of December 31, 2002 and 2001, was an asset of approximately $219 and $214 million, respectively, which is classified in marketable securities and short-term investments.

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

     Derivatives Not Designated As Hedges

      Derivatives not designated as hedges primarily consist of interest rate swaps that are used to hedge a portfolio of small debt instruments. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under FAS 133, as amended. The impact from these interest rate swaps on our results was immaterial. Additionally, we have a small portfolio of stock warrants in

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public and private companies that are held for investment purposes. These warrants are recorded at fair value, and the impact of these warrants on our results was immaterial.

     Income Effects of Derivatives

      In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under FAS 133 whether effective or not, and must therefore be marked to market through income. Both the effective and ineffective portions of gains and losses on hedges are reported in the income statement category related to the hedged exposure. The following table summarizes the earnings effect of such items for the years ended December 31 (in millions):

	2002	2001

Cash Flow Hedges:
Ineffectiveness	$1	$(2)
Amounts excluded from the measure of effectiveness	—	5
Fair Value Hedges:
Ineffectiveness	(1)	(2)
Amounts excluded from the measure of effectiveness	—	2

      As of December 31, 2002, $27 million in gains related to cash flow hedges that are currently deferred in OCI are expected to be reclassified to income over the 12 month period ending December 31, 2003. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

      At December 31, 2002, the maximum term of derivative instruments that hedge forecasted transactions, except those related to cross-currency interest rate swaps on existing financial instruments, was 5 years. We maintain cross-currency interest rate swaps that extend through 2009.

     Fair Value of Financial Instruments

      At December 31, 2002 and 2001, our financial instruments included cash and cash equivalents, marketable securities and short-term investments, accounts receivable, finance receivables, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our marketable securities and short-term investments is disclosed in Note 2, finance receivables in Note 3, and debt instruments in Note 8.

Note 17.     Restructuring Charge and Related Expenses

      In the fourth quarter of 2002, the Company initiated a restructuring program to combine UPS Freight Services and the UPS Logistics Group into a single business unit (“Supply Chain Solutions”). In connection with this restructuring program, the Company also recorded certain costs related to the integration of activities between UPS Capital and First International Bank.

      The total cost of the program is estimated at $127 million, of which $106 million was recorded in 2002. The program will be completed by the end of 2003. The program is designed to facilitate business growth, streamline management decision-making, reduce the cost structure, and provide higher levels of service to our customers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs of the program include employee severance costs, asset impairments, costs associated with the consolidation of facilities, and other costs directly related to the restructuring program. The costs incurred in connection with this program in 2002 are classified in other operating expenses in the income statement (see Note 13).

      Set forth below is a summary of activity related to the restructuring program and resulting liability for the year ended December 31, 2002:

	Employee	Asset	Facility
	Severance	Impairment	Consolidation	Other	Total

Balance at January 1, 2002	$—	$—	$—	$—	$—
Expenses accrued	19	42	25	20	106
Cash spent	(4)	—	—	(8)	(12)
Charges against assets	—	(42)	(8)	—	(50)

Balance at December 31, 2002	$15	$—	$17	$12	$44

     Employee Severance

      Employee severance costs relate to severance packages for approximately 800 people. The packages are involuntary and are formula-driven based on salary levels and past service. The current and planned separations span the entire Supply Chain Solutions unit, including the operations, information technology, finance, accounting, and business development functions.

     Asset Impairment

      Asset impairment charges result from establishing new carrying values for assets that have been abandoned. Impaired assets consist primarily of capitalized software that is no longer used as a result of changes in business strategy due to the restructuring.

     Facility Consolidation

      Facility consolidation costs are associated with terminating operating leases on offices, warehouses, and other facilities.

     Other Costs

      Other costs consist primarily of employee relocations, legal costs associated with establishing the new organizational structure, costs associated with moving equipment, records, inventories between locations, and conforming accounting policies among recently acquired entities within Supply Chain Solutions.

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

      On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Act”), a $15 billion emergency economic assistance package to mitigate the dramatic

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial losses experienced by the nation’s air carriers. The Act, among other things, provides for the following: (1) $5 billion in compensation for direct losses incurred as a result of the federal ground stop order, and for incremental losses incurred through December 31 as a result of the attacks, (2) $10 billion in federal loan guarantees and credits, (3) expanded war risk insurance coverage for air carriers, and (4) government assistance for short-term increases in insurance premiums. We submitted a claim for compensation to the Department of Transportation and recognized a pre-tax amount of $74 million related to this reimbursement as a credit to the other expenses line item of other operating expenses (see Note 13) in 2001 under the provisions of EITF 01-10 “Accounting for the Impact of Terrorist Attacks of September 11, 2001”.

Note 19.     Quarterly Information (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2002*	2001	2002	2001	2002	2001	2002	2001

Revenue:
U.S. domestic package	$5,903	$5,976	$5,908	$5,981	$5,889	$5,806	$6,224	$6,234
International package	1,054	1,074	1,144	1,050	1,184	1,012	1,298	1,109
Non-package	622	385	630	460	681	580	735	654

Total revenue	7,579	7,435	7,682	7,491	7,754	7,398	8,257	7,997
Operating profit (loss):
U.S. domestic package	862	845	899	966	809	895	1,006	914
International package	30	39	62	24	65	(4)	165	66
Non-package	55	60	67	51	76	52	—	54

Total operating profit	947	944	1,028	1,041	950	943	1,171	1,034
Net income	$491	$556	$611	$630	$578	$568	$1,502	$645

Earnings per share:
Basic	$0.44	$0.49	$0.55	$0.56	$0.52	$0.50	$1.34	$0.57
Diluted	$0.43	$0.48	$0.54	$0.55	$0.51	$0.50	$1.32	$0.57

*	First quarter 2002 results have been restated to reflect the $72 million cumulative effect of change in accounting principle relating to the adoption of FAS 142.

EXHIBIT INDEX

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
2.2	—	Agreement and Plan of Merger, dated as of January 10, 2001, by and among United Parcel Service, Inc., VND Merger Sub, Inc. and Fritz Companies, Inc. (incorporated by reference to Annex A to the registration statement on Form S-4 (No. 333-58268), filed on April 4, 2001, as amended).
2.3	—	Agreement and Plan of Merger, dated as of January 15, 2001, by and among United Parcel Service, Inc., First International Bancorp, Inc. and Stag Merger Company, Inc. (incorporated by reference to Appendix A to the registration statement on Form S-4 (No. 333-58660), filed on April 11, 2001, as amended).
3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).
3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).
4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).
4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).
4.9	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).
4.10	—	Selling Agent Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 1.1 to Form 8-K filed December 20, 2001) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 20, 2001).
4.11	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

Exhibit
No.		Description

10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24 (incorporated by reference to Exhibit 10.1 to 2001 Annual Report on Form 10-K).
†(1) Amendment No. 25 to the UPS Thrift Plan.
10.2	—	UPS Retirement Plan (including Amendment Nos. 1-4) (incorporated by reference to Exhibit 9 to 1979 Annual Report on Form 10-K).
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
(15) Amendment No. 19 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(15) to 1995 Annual Report on Form 10-K).
(16) Amendment No. 20 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(16) to 1995 Annual Report on Form 10-K).
(17) Amendment No. 21 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(17) to 1996 Annual Report on Form 10-K).
(18) Amendment No. 22 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(18) to 1997 Annual Report on Form 10-K).
(19) Amendment No. 23 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(19) to 1998 Annual Report on Form 10-K).
(20) Amendment No. 24 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).

Exhibit
No.		Description

(21) Amendment No. 25 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).
(22) Amendment No. 26 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(22) to 2001 Annual Report on Form 10-K).
†(23) Amendment No. 27 to the UPS Retirement Plan.
†(24) Amendment No. 28 to the UPS Retirement Plan.
10.3	—	UPS Savings Plan, as Amended and Restated, including Restatement Amendment Nos. 1 through 8 (incorporated by reference to Exhibit 10.3 to 2001 Annual Report on Form 10-K).
10.4	—	Credit Agreement (364-Day Facility), as amended and restated, dated April 25, 2002 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc., as Arranger, and Bank of America, N.A. and Bank One, as Co-Documentation Agents, and Citibank, N.A., as Administrative and Syndication Agent (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).
10.5	—	Credit Agreement (Five-Year Facility), as amended and restated, dated April 26, 2001 among United Parcel Service, Inc., the initial lenders named therein, Salomon Smith Barney Inc., as Co-Arranger, Bank of America Securities, LLC, as Co-Arranger, Bank of America N.A., as Documentation Agent, and Citibank, N.A., as Administrative and Syndication Agent (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001).
10.6	—	UPS Excess Coordinating Benefit Plan (incorporated by reference to Exhibit 10(s) to 1997 Annual Report on Form 10-K).
10.7	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
10.8	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).
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
(5) Amendment No. 5 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.8(5) to 2001 Annual Report on Form 10-K).
(6) Amendment No. 6 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.8(6) to 2001 Annual Report on Form 10-K).
†(7) Amendment No. 7 to the UPS Qualified Stock Ownership Plan and Trust Agreement.
10.9	—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
10.10	—	UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to 2000 Annual Report on Form 10-K).
10.11	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.

Exhibit
No.		Description

10.12	—	Form of United Parcel Service, Inc. Discounted Employee Stock Purchase Plan (incorporated by reference to Appendix B to Definitive Proxy Statement for 2001 Annual Meeting of Shareowners).
†21	—	Subsidiaries of the Registrant.
†23	—	Consent of Deloitte & Touche LLP.
†99.1	—	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.2	—	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.