Form 10-Q
period 2003-03-31
UNITED PARCEL SERVICE INC
filed 2003-05-15
CIK 1090727

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003, or

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

(404) 828-6000
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒   No  ☐

There were 611,794,819 Class A shares, and 513,488,981 Class B shares, with a par value of $0.01 per share, outstanding at May 13, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2003 (unaudited) and December 31, 2002

(In millions, except per share amounts)

	March 31,	December 31,
	2003	2002
Assets
Current Assets:
Cash & cash equivalents	$2,135	$2,211
Marketable securities & short-term investments	880	803
Accounts receivable, net	3,659	3,756
Finance receivables, net	930	868
Deferred income taxes	406	268
Other current assets	944	832
Total Current Assets	8,954	8,738
Property, Plant & Equipment - at cost, net of accumulated depreciation & amortization of $12,020 and $11,749 in 2003 and 2002	13,808	13,612
Prepaid Pension Costs	1,896	1,932
Other Assets	2,092	2,075
	$26,750	$26,357
Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$598	$1,107
Accounts payable	1,944	1,908
Accrued wages & withholdings	1,340	1,084
Dividends payable	—	212
Income taxes payable	381	19
Other current liabilities	1,297	1,225
Total Current Liabilities	5,560	5,555
Long-Term Debt	3,467	3,495
Accumulated Postretirement Benefit Obligation, Net	1,304	1,251
Deferred Taxes, Credits & Other Liabilities	3,606	3,601
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 618 and 642 in 2003 and 2002	6	7
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 503 and 482 in 2003 and 2002	5	4
Additional paid-in capital	289	387
Retained earnings	12,869	12,495
Accumulated other comprehensive loss	(356)	(438)
Deferred compensation arrangements	85	84
	12,898	12,539
Less: Treasury stock (1 shares in 2003 and 2002)	(85)	(84)
	12,813	12,455
	$26,750	$26,357

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended March 31, 2003 and 2002

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenue	$8,015	$7,579

Operating Expenses:
Compensation and benefits	4,708	4,449
Other	2,362	2,183
	7,070	6,632
Operating Profit	945	947

Other Income and (Expense):
Investment income (loss)	(38)	12
Interest expense	(25)	(43)
	(63)	(31)

Income Before Income Taxes And Cumulative Effect of Change In Accounting Principle	882	916

Income Taxes	271	353

Income Before Cumulative Effect of Change In Accounting Principle	611	563

Cumulative Effect of Change In The Method of Accounting For Goodwill, Net of Taxes	—	(72)

Net Income	$611	$491

Basic Earnings Per Share Before Cumulative Effect of Change In Accounting Principle	$0.54	$0.50

Basic Earnings Per Share	$0.54	$0.44

Diluted Earnings Per Share Before Cumulative Effect of Change In Accounting Principle	$0.54	$0.50

Diluted Earnings Per Share	$0.54	$0.43

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Three Months Ended March 31, 2003 and 2002

(In millions, except per share amounts)

(unaudited)

	2003		2002
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	642	$7	772	$8
Common stock purchases	(2)	—	(6)	—
Common stock issuances	—	—	1	—
Conversions of Class A to Class B common stock	(22)	(1)	(35)	(1)
Ending balance	618	6	732	7

Class B Common Stock
Beginning balance	482	4	349	3
Common stock purchases	(1)	—	—	—
Conversions of Class A to Class B common stock	22	1	35	1
Ending balance	503	5	384	4

Additional Paid-In Capital
Beginning balance		387		414
Stock award plans, including stock-based compensation expense		25		23
Common stock purchases		(154)		(363)
Common stock issuances		31		26
Ending balance		289		100

Retained Earnings
Beginning balance		12,495		10,162
Net income		611		491
Dividends ($0.21 and $0.19 per share)		(237)		(213)
Ending balance		12,869		10,440

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(328)		(269)
Aggregate adjustment		58		(26)
Ending balance		(270)		(295)

Unrealized gain (loss) on marketable securities, net of tax:
Beginning balance		(34)		(21)
Current period changes in fair value (net of tax effect of $(3) and $(1))		(5)		(2)
Reclassification to earnings (net of tax effect of $21 and $1)		36		2
Ending balance		(3)		(21)

Unrealized gain (loss) on cash flow hedges, net of tax:
Beginning balance		(26)		(49)
Current period changes in fair value (net of tax effect of $6 and $17)		10		28
Reclassification to earnings (net of tax effect of $(10) and $1)		(17)		2
Ending balance		(33)		(19)

Additional minimum pension liability, net of tax:
Beginning balance		(50)		—
Minimum pension liability adjustment		—		—
Ending balance		(50)		—

Ending accumulated other comprehensive income (loss)		(356)		(335)

Deferred Compensation Obligations
Beginning balance		84		47
Common stock held for deferred compensation arrangements		1		—
Ending balance		85		47

Treasury Stock
Beginning balance	(1)	(84)	(1)	(47)
Common stock held for deferred compensation arrangements	—	(1)	—	—
Ending balance	(1)	(85)	(1)	(47)

Ending Total Shareowners’ Equity		$12,813		$10,216

Comprehensive Income		$693		$495

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(In millions)

(unaudited)

	Three Months Ended March 31,

	2003	2002
Cash flows from operating activities:
Net income	$611	$491
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	387	351
Postretirement benefits	53	42
Deferred taxes, credits and other	(148)	(24)
Stock award plans	124	140
Impairment of investments	61	—
Impairment of goodwill	—	72
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	97	182
Prepaid health and welfare benefit costs	—	185
Other current assets	(127)	212
Prepaid pension costs	36	3
Accounts payable	1	(143)
Accrued wages and withholdings	156	187
Dividends payable	(212)	(212)
Income taxes payable	362	208
Other current liabilities	72	24
Net cash from operating activities	1,473	1,718

Cash flows from investing activities:
Capital expenditures	(600)	(624)
Disposals of property, plant and equipment	40	72
Purchases of marketable securities and short-term investments	(1,123)	(484)
Sales and maturities of marketable securities and short-term investments	1,038	357
Finance receivables, net	4	(31)
Other asset receipts (payments)	(38)	10
Net cash used in investing activities	(679)	(700)

Cash flows from financing activities:
Proceeds from borrowings	147	136
Repayments of borrowings	(662)	(312)
Purchases of common stock	(154)	(363)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	26	27
Dividends	(237)	(213)
Other transactions	1	—
Net cash used in financing activities	(879)	(725)

Effect of exchange rate changes on cash	9	(9)

Net increase (decrease) in cash and cash equivalents	(76)	284
Cash and cash equivalents:
Beginning of period	2,211	858
End of period	$2,135	$1,142
Cash paid during the period for:
Interest (net of amount capitalized)	$26	$55
Income taxes	$56	$145

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2003, our results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.  The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  New Accounting Pronouncements

On January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).  Upon adoption of FAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, using a fair value approach.  An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.  Fair values are established using discounted cash flows.  We recorded a non-cash goodwill impairment charge of $72 million ($0.07 per diluted share) related to our Mail Technologies business.  This charge is reported as a cumulative effect of change in accounting principle and resulted in a restatement of our first quarter 2002 quarterly financial statements.  The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business.  Amortization of goodwill and indefinite-lived intangible assets ceased upon the implementation of FAS 142 on January 1, 2002.

On January 1, 2003, we adopted FASB interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor.  FIN 45 also requires additional disclosures for certain guarantee contracts.  The adoption of FIN 45 was not material to our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary.  FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and effective for periods beginning after June 15, 2003 for existing variable interest entities.  We anticipate the effects of adopting FIN 46 will not be material to our results of operations or financial condition.

In April 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process.  FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative.  FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application.  We anticipate the effects of adopting FAS 149 will not be material to our results of operations or financial condition.

Note 3.  Other Assets

Other assets as of March 31, 2003 and December 31, 2002 consist of the following (in millions):

	March 31,	December 31,
	2003	2002
Goodwill	$1,091	$1,070
Intangible assets, net of accumulated amortization	107	110
Non-current finance receivables, net of allowance for credit losses	590	616
Other non-current assets	304	279
Consolidated	$2,092	$2,075

The following table indicates the allocation of goodwill by reportable segment, as of March 31, 2003 and December 31, 2002 (in millions):

	December 31,	Goodwill	Currency/	March 31,
	2002	Acquired	Other	2003
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	102	—	(2)	100
Non-package	968	2	21	991
Consolidated	$1,070	$2	$19	$1,091

The following is a summary of intangible assets as of March 31, 2003 and December 31, 2002 (in millions):

	Franchise Rights,
	Licenses, Patents,	Intangible	Total
	Trademarks,	Pension	Intangible
	and Other	Asset	Assets
March 31, 2003:
Gross carrying amount	$116	$7	$123
Accumulated amortization	(16)	—	(16)
Net carrying value	$100	$7	$107

December 31, 2002:
Gross carrying amount	$118	$7	$125
Accumulated amortization	(15)	—	(15)
Net carrying value	$103	$7	$110

Note 4.  Legal Proceedings and Contingencies

We are named as a defendant in twenty-three pending lawsuits that seek to hold us liable for the collection of premiums for excess value (“EV”) insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

These actions all were filed after the August 9, 1999 United States Tax Court decision, in which the Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured EV insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years.  On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.  In January 2003, we and the IRS finalized settlement of all outstanding tax issues relating to EV package insurance.

These twenty-three cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York.  The Court has granted our motions to dismiss with respect to all of the plaintiffs’ tort claims and all of their breach of contract claims prior to August 26, 1994.  Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, are proceeding.  We intend to continue to seek dismissal of these remaining claims.

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

Note 5.  Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value measurement provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method.  Under this approach, all stock-based compensation granted subsequent to January 1, 2003 has been expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted.

The following pro forma information provides information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all previous stock-based compensation awards granted prior to January 1, 2003.  The pro forma information is as follows for the three months ended March 31 (in millions, except per share amounts):

		Three Months Ended
		March 31,
		2003	2002
	Net income	$611	$491
Add:	Stock-based employee compensation expense included in net income, net of tax effects	2	—
Less:	Total pro-forma stock-based employee compensation expense, net of tax effects	(15)	(13)
	Pro-forma net income	$598	$478
	Basic earnings per share
	As reported	$0.54	$0.44
	Pro forma	$0.53	$0.43
	Diluted earnings per share
	As reported	$0.54	$0.43
	Pro forma	$0.53	$0.42

Note 6.  Segment Information

We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations, as follows:

U.S. Domestic Package - Domestic package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

International Package - International package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S.

Non-Package - Non-package operations include the UPS Supply Chain Solutions Group, Mail Boxes Etc., and our excess value package insurance business. The UPS Supply Chain Solutions Group provides supply chain design and management, freight forwarding, customs brokerage, mail services, multi-modal transportation, consulting and financial services.

Segment information for the three months ended March 31 is as follows (in millions):

	Three Months Ended
	March 31,
	2003	2002
Revenue:
U.S. domestic package	$6,020	$5,903
International package	1,302	1,054
Non-package	693	622
Consolidated	$8,015	$7,579

Operating profit:
U.S. domestic package	$704	$862
International package	134	30
Non-package	107	55
Consolidated	$945	$947

Non-package operating profit included $28 million for both of the three months ended March 31, 2003 and 2002, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

Note 7.  Other Operating Expenses

The major components of other operating expenses for the three months ended March 31 are as follows (in millions):

	Three Months Ended
	March 31,
	2003	2002
Repairs and maintenance	$279	$259
Depreciation and amortization	387	351
Purchased transportation	398	358
Fuel	264	196
Other occupancy	158	139
Other expenses	876	880
Consolidated	$2,362	$2,183

Note 8.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,

	2003	2002
Numerator:
Net income before the cumulative effect of change in accounting principle	$611	$563
Cumulative effect of accounting change	—	(72)
Net income, as reported	$611	$491

Denominator:
Weighted-average shares	1,123	1,118
Deferred compensation arrangements	1	1
Denominator for basic earnings per share	1,124	1,119

Effect of dilutive securities:
Contingent shares -
Management incentive awards	3	3
Stock option plans	9	12
Denominator for diluted earnings per share	1,136	1,134

Basic Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$0.54	$0.50
Less: Cumulative Effect of Accounting Change	—	(0.06)
Basic Earnings Per Share	$0.54	$0.44

Diluted Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$0.54	$0.50
Less: Cumulative Effect of Accounting Change	—	(0.07)
Diluted Earnings Per Share	$0.54	$0.43

Note 9.  Restructuring Charge and Related Expenses

In the fourth quarter of 2002, we initiated a restructuring program to combine UPS Freight Services and the UPS Logistics Group into a single business unit (“Supply Chain Solutions”), as well as to integrate the activities of UPS Capital and First International Bank. The program is designed to facilitate business growth, streamline management decision-making, reduce the cost structure, and provide higher levels of service to our customers. The program will be completed by the end of 2003.

The total cost of the program is estimated at $127 million, of which $106 million was recorded in 2002 and $2 million in the first quarter of 2003. Costs of the program include employee severance costs, asset impairments, costs associated with the consolidation of facilities, and other costs directly related to the restructuring program.  The costs incurred with this program are classified in other operating expenses in the income statement.

We initially established a liability for the restructuring charge and related expenses in the fourth quarter of 2002. Set forth below is a summary of activity related to the restructuring program liability for the quarter ended March 31, 2003 (in millions):

	Employee	Facility
	Severance	Consolidation	Other	Total
Balance at December 31, 2002	$15	$17	$12	$44
Cash spent	(1)	—	—	(1)
Balance at March 31, 2003	$14	$17	$12	$43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended
	March 31,		Change
	2003	2002	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,353	$1,313	$40	3.0%
Deferred	698	700	(2)	(0.3)
Ground	3,969	3,890	79	2.0
Total U.S. domestic package	6,020	5,903	117	2.0
International package:
Domestic	266	222	44	19.8
Export	940	737	203	27.5
Cargo	96	95	1	1.1
Total International package	1,302	1,054	248	23.5
Non-package:
UPS Supply Chain Solutions	500	460	40	8.7
Other	193	162	31	19.1
Total Non-package	693	622	71	11.4
Consolidated	$8,015	$7,579	$436	5.8%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,135	1,092	43	3.9%
Deferred	845	880	(35)	(4.0)
Ground	9,881	10,034	(153)	(1.5)
Total U.S. domestic package	11,861	12,006	(145)	(1.2)
International package:
Domestic	776	780	(4)	(0.5)
Export	471	427	44	10.3
Total International package	1,247	1,207	40	3.3
Consolidated	13,108	13,213	(105)	(0.8)%

Operating days in period	63	63
Average Revenue Per Piece:
U.S. domestic package:			$
Next Day Air	$18.92	$19.09	$(0.17)	(0.9)%
Deferred	13.11	12.63	0.48	3.8
Ground	6.38	6.15	0.23	3.7
Total U.S. domestic package	8.06	7.80	0.26	3.3
International:
Domestic	5.44	4.52	0.92	20.4
Export	31.68	27.40	4.28	15.6
Total International package	15.35	12.61	2.74	21.7
Consolidated	$8.75	$8.24	$0.51	6.2%

Operating Profit

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended
Operating Segment	March 31,		Change
	2003	2002	$	%
U.S. domestic package	$704	$862	$(158)	(18.3)
International package	134	30	104	346.7
Non-package	107	55	52	94.5
Consolidated Operating Profit	$945	$947	$(2)	(0.2)

U.S. Domestic Package Operations

U.S. domestic package revenue increased $117 million, or 2.0%, for the quarter.  This increase was driven by a 3.3% increase in revenue per piece, and partially offset by a 1.2% decline in average daily package volume.  The decline in volume was primarily due to adverse weather conditions and the continued weakness in the U.S. economy.  The improvement in revenue per piece was primarily due to the rate increase that became effective in January, with some additional benefit from the fuel surcharge.

On January 6, 2003, we increased rates for standard ground shipments an average of 3.9% for commercial deliveries.  The ground residential surcharge increased $0.05 to $1.15 over the commercial ground rate.  The additional delivery area surcharge added to residential deliveries in certain less accessible areas increased $0.25 to $1.75.  Rates for UPS Hundredweight increased 5.9%.  In addition, we increased rates for UPS Next Day Air an average of 3.4% and increased rates for deferred services by 4.5%.

Rates for international shipments originating in the United States (UPS Worldwide Express, UPS Worldwide Express Plus, UPS Worldwide Expedited and UPS Standard service) increased an average of 3.9%.  Rate changes for shipments originating outside the United States generally are made throughout the year and vary by geographic market.

The index-based fuel surcharge resets on a monthly basis and is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy.  Based on published rates, the average fuel surcharge increased to 1.33% in the first quarter of 2003 from 0.59% in the first quarter of 2002, resulting in an increase in fuel surcharge revenue of $40 million.

U.S. domestic package operating profit decreased $158 million, or 18.3%, for the quarter primarily due to the decrease in average daily volume discussed previously and an increase in operating expenses (discussed further below under the section titled “operating expenses and operating margin”).

International Package Operations

For the first quarter, international package revenue improved $248 million, or 23.5%, due primarily to the 10.3% volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency.  This volume growth in our export products was strong throughout the world, with all international regions (Asia, Europe, Canada, and the Americas) showing double-digit export volume growth.  In total, international package average daily volume increased 3.3% and average revenue per piece increased 21.7% (9.5% currency-adjusted).

The improvement in operating profit for our international package operations was $104 million for the quarter, $27 million of which was due to favorable currency fluctuations.  This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously.

Non-Package Operations

Non-package revenue increased $71 million, or 11.4%, for the quarter.  UPS Supply Chain Solutions, which comprises our former UPS Freight Services and UPS Logistics Group businesses, increased revenue by 8.7% during the quarter.  Revenue growth was adversely affected by the absence of $9 million in revenue from the FedEx brokerage business that was sold during 2002, which reduced Supply Chain Solutions revenue growth in 2003 by 2.0%.  The remainder of our non-package operations, which includes Mail Boxes Etc., UPS Capital Corp., our mail and consulting services, and our excess value package insurance business, increased revenue by 19.1%.

Non-package operating profit was $107 million for the quarter, nearly double the $55 million operating profit achieved during the first quarter of 2002.  This increase was primarily due to higher operating profit from our Supply Chain Solutions unit, which was driven by the increase in revenue as well as the cost savings produced by our integration and restructuring program.

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $438 million, or 6.6%, for the quarter.  Compensation and benefits increased by 5.8% during the quarter, primarily due to increased costs associated with health and retirement benefits.  Other operating expenses increased by 8.2% during the quarter, largely due to a price-driven 34.7% increase in fuel expense, an 11.2% increase in purchased transportation, a 10.3% increase in depreciation and amortization expense, and a 13.7% increase in other occupancy expense.  The increase in purchased transportation was largely due to growth in our international package business and the impact of currency.  The increase in depreciation and amortization expense reflects the addition of new aircraft, the completion of facilities projects (including UPS Worldport), and increased amortization of capitalized software. The increase in other occupancy expense was primarily weather-related increases in energy and snow removal costs.

Our operating margin, defined as operating profit as a percentage of revenue, decreased to 11.8% during the first quarter of 2003 from 12.5% during the first quarter of 2002.  This decline is primarily due to a 290 basis point decline in the operating margin for our U.S. domestic package segment.  The declining margin in this segment was primarily due to the impact of adverse weather conditions, and increased fuel, pension, health care and other benefit expense increases.  The operating margin for our international package segment increased to 10.3% in 2003 from 2.8% in 2002, while the non-package operating margin increased to 15.4% in 2003 from 8.8% in 2002.

Investment Income/Interest Expense

The decrease in investment income of $50 million for the first quarter of 2003 is primarily due to a $58 million impairment charge recognized during the first quarter of 2003.  We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. During 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios.

The $18 million decline in interest expense for the first quarter is primarily the result of lower commercial paper balances outstanding and lower interest rates on variable rate debt.

Net Income and Earnings Per Share

Net income for the first quarter of 2003 was $611 million, an increase of $120 million from $491 million in the first quarter of 2002, resulting in an increase in diluted earnings per share from $0.43 in 2002 to $0.54 in 2003.  The 2002 results reflect the cumulative effect of an accounting change due to our adoption of FAS 142, resulting in an after-tax charge of $72 million ($0.07 per share).  The comparison between 2003 and 2002 was also affected by the $58 million investment impairment charge described previously, a $55 million reduction to income tax expense in 2003 resulting from the resolution of various tax issues with the Internal Revenue Service, and a lower effective tax rate (37.0% and 38.5% in 2003 and 2002, respectively).

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $3.015 billion at March 31, 2003.

As part of our continuing share repurchase program, $1.0 billion was authorized for share repurchases in February 2002, of which $562 million was still available as of March 31, 2003.

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion.  Approximately $527 million was outstanding under these programs as of March 31, 2003.  The entire balance outstanding has been classified as a current liability in our balance sheet.  The average interest rate on the amount outstanding at March 31, 2003 was 1.22%.  In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million.  No amounts were outstanding under this program at March 31, 2003.

We maintain two credit agreements with a consortium of banks.  These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 22, 2004 and the other on April 24, 2008.  Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points.  There were no borrowings under either of these agreements as of March 31, 2003.

We also maintain a $1.0 billion European medium-term note program.  Under this program, we may issue notes from time to time, denominated in a variety of currencies.  No amounts were outstanding under this program at March 31, 2003.

We have a $2.0 billion shelf registration statement under which we may issue debt securities in the United States.  There was approximately $1.699 billion issued under this shelf registration statement at March 31, 2003.  During the first quarter of 2003, $47 million of UPS Notes were issued, while $122 million of UPS Notes were called.  Also during the first quarter, a $100 million floating rate note was issued which matures in 2053.

We are named as a defendant in twenty-three pending lawsuits that seek to hold us liable for the collection of premiums for excess value (“EV”) insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.

These actions all were filed after the August 9, 1999 United States Tax Court decision, in which the Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured EV insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years.  On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.  In January 2003, we and the IRS finalized settlement of all outstanding tax issues relating to EV package insurance.

These twenty-three cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York.  The Court has granted our motions to dismiss with respect to all of the plaintiffs’ tort claims and all of their breach of contract claims prior to August 26, 1994.  Claims asserted under specific federal statutes, and breach of contract claims commencing on August 26, 1994, are proceeding.  We intend to continue to seek dismissal of these remaining claims.

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

At March 31, 2003, we had unfunded loan commitments totaling $752 million, consisting of standby letters of credit of $63 million and other unfunded lending commitments of $689 million.

New Accounting Pronouncements

On January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).  Upon adoption of FAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, using a fair value approach.  An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.  Fair values are established using discounted cash flows.  We recorded a non-cash goodwill impairment charge of $72 million ($0.07 per diluted share) related to our Mail Technologies business.  This charge is reported as a cumulative effect of change in accounting principle and resulted in a restatement of our first quarter 2002 quarterly financial statements.  The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business.  Amortization of goodwill and indefinite-lived intangible assets ceased upon the implementation of FAS 142 on January 1, 2002.

On January 1, 2003, we adopted FASB interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor.  FIN 45 also requires additional disclosures for certain guarantee contracts.  The adoption of FIN 45 was not material to our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary.  FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and effective for periods beginning after June 15, 2003 for existing variable interest entities.  We anticipate the effects of adopting FIN 46 will not be material to our results of operations or financial condition.

In April 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process.  FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative.  FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application.  We anticipate the effects of adopting FAS 149 will not be material to our results of operations or financial condition.

Forward-Looking Statements

Except for historical information contained herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict.  These statements include statements regarding our intent, belief and current expectations regarding strategic direction, prospects and future results.  Certain factors may cause actual results to differ materially from those contained in the forward-looking statements, including economic and other conditions in the markets in which we operate, strikes, work stoppages and slowdowns, governmental regulations, our competitive environment, increases in aviation and motor fuel prices, cyclical and seasonal fluctuations in our operating results, and other risks discussed in our Form 10-K and other filings with the Securities and Exchange Commission, which discussions are incorporated herein by reference.

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

The total fair value asset (liability) of our derivative financial instruments, including derivatives added during the first three months of 2003, is summarized in the following table (in millions):

	March 31,	December 31,
	2003	2002
Energy Derivatives	$61	$34
Currency Derivatives	3	(3)
Interest Rate Derivatives	(74)	(62)
Investment Derivatives	—	219
	$(10)	$188

Our market risks, hedging strategies, and financial instrument positions at March 31, 2003 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.  During the first three months of 2003, we issued a total of $47 million of fixed rate notes with various maturities under our UPS Notes program.  All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $122 million of the notes were called in the first three months of 2003.  A $100 million floating rate note was issued in the first quarter, maturing in 2053 and paying interest at LIBOR less 45 basis points.  Additionally, a large investment derivative used to hedge equity price risk settled during the first three months of 2003 (which resulted in UPS receiving cash of $222 million) accounting for the decline in value of our investment derivatives since December 31, 2002.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis” on pages 26-28 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 4 to our unaudited consolidated financial statements contained herein.

Item 6. Exhibits and Reports on Form 8-K

(A)      Exhibits:

3.1 - Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2 - Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10 - Material Contracts

(a)          Credit Agreement (364-Day Facility) dated April 24, 2003 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger and Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

(b)         Credit Agreement (Five-Year Facility) dated April 24, 2003 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger and Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

99.1 - Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)        Reports on Form 8-K:

The Company filed a Form 8-K Current Report on February 21, 2003 (Date of Earliest Event Reported:  January 28, 2003), announcing its fourth quarter and annual financial results for the three months and year ended December 31, 2002.

The Company filed a Form 8-K Current Report on April 24, 2003 (Date of Earliest Event Reported:  April 22, 2003), announcing its first quarter financial results for the three months ended March 31, 2003.

EXHIBIT INDEX

10 - Material Contracts

(a)          Credit Agreement (364-Day Facility) dated April 24, 2003 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger and Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

(b)         Credit Agreement (Five-Year Facility) dated April 24, 2003 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger and Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

99.1 - Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: May 15, 2003	By:	/s/ D. Scott Davis
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

b.              evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

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

b.              evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ D. Scott Davis
D. Scott Davis
Chief Financial Officer