Form 10-Q
period 2003-06-30
UNITED PARCEL SERVICE INC
filed 2003-08-14
CIK 1090727

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15451

United Parcel Service, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

55 Glenlake Parkway, NE Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

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

There were 595,345,465 Class A shares, and 530,015,626 Class B shares, with a par value of $0.01 per share, outstanding at August 12, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 (unaudited) and December 31, 2002

(In millions, except per share amounts)

	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash & cash equivalents	$2,185	$2,211
Marketable securities & short-term investments	1,188	803
Accounts receivable, net	3,675	3,756
Finance receivables, net	865	868
Deferred income taxes	356	268
Other current assets	1,048	832
Total Current Assets	9,317	8,738
Property, Plant & Equipment - at cost, net of accumulated depreciation & amortization of $12,359 and $11,749 in 2003 and 2002	13,869	13,612
Prepaid Pension Costs	1,859	1,932
Other Assets	2,190	2,075
	$27,235	$26,357
Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$549	$1,107
Accounts payable	1,943	1,908
Accrued wages & withholdings	1,513	1,084
Dividends payable	—	212
Other current liabilities	1,397	1,244
Total Current Liabilities	5,402	5,555
Long-Term Debt	3,520	3,495
Accumulated Postretirement Benefit Obligation, Net	1,337	1,251
Deferred Taxes, Credits & Other Liabilities	3,662	3,601
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 604 and 642 in 2003 and 2002	6	7
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 523 and 482 in 2003 and 2002	5	4
Additional paid-in capital	330	387
Retained earnings	13,326	12,495
Accumulated other comprehensive loss	(353)	(438)
Deferred compensation arrangements	135	84
	13,449	12,539
Less: Treasury stock (2 and 1 shares in 2003 and 2002)	(135)	(84)
	13,314	12,455
	$27,235	$26,357

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three and Six Months Ended June 30, 2003 and 2002

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$8,226	$7,682	$16,241	$15,261

Operating Expenses:
Compensation and benefits	4,754	4,426	9,462	8,880
Other	2,392	2,228	4,754	4,406
	7,146	6,654	14,216	13,286
Operating Profit	1,080	1,028	2,025	1,975

Other Income and (Expense):
Investment income (loss)	10	12	(28)	24
Interest expense	(38)	(48)	(63)	(91)
	(28)	(36)	(91)	(67)

Income before Income Taxes and Cumulative
Effect of Change in Accounting Principle	1,052	992	1,934	1,908

Income Taxes	360	381	631	734

Income before Cumulative Effect of Change in Accounting Principle	692	611	1,303	1,174

Cumulative Effect of Change in the Method of Accounting for Goodwill, Net of Taxes	—	—	—	(72)

Net Income	$692	$611	$1,303	$1,102

Basic Earnings Per Share before Cumulative Effect of Change in Accounting Principle	$0.61	$0.55	$1.16	$1.05

Basic Earnings Per Share	$0.61	$0.55	$1.16	$0.99

Diluted Earnings Per Share before Cumulative Effect of Change in Accounting Principle	$0.61	$0.54	$1.15	$1.04

Diluted Earnings Per Share	$0.61	$0.54	$1.15	$0.97

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Six Months Ended June 30, 2003 and 2002

(In millions, except per share amounts)

(unaudited)

	2003		2002
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	642	$7	772	$8
Common stock purchases	(3)	—	(8)	—
Stock award plans	6	—	4	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(42)	(1)	(56)	(1)
Ending balance	604	6	713	7

Class B Common Stock
Beginning balance	482	4	349	3
Common stock purchases	(1)	—	—	—
Conversions of Class A to Class B common stock	42	1	56	1
Ending balance	523	5	405	4

Additional Paid-In Capital
Beginning balance		387		414
Stock award plans		61		71
Common stock purchases		(198)		(516)
Common stock issuances		80		48
Ending balance		330		17

Retained Earnings
Beginning balance		12,495		10,162
Net income		1,303		1,102
Dividends ($0.42 and $0.38 per share)		(472)		(425)
Ending balance		13,326		10,839

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(328)		(269)
Aggregate adjustment		70		60
Ending balance		(258)		(209)

Unrealized gain (loss) on marketable securities:
Beginning balance		(34)		(21)
Current period changes in fair value (net of tax effect of $4 and $(6))		7		(10)
Reclassification to earnings (net of tax effect of $16 and $2)		28		3
Ending balance		1		(28)

Unrealized gain (loss) on cash flow hedges:
Beginning balance		(26)		(49)
Current period changes in fair value (net of tax effect of $(2) and $13)		(3)		20
Reclassification to earnings (net of tax effect of $(10) and $3)		(17)		5
Ending balance		(46)		(24)

Additional minimum pension liability:
Beginning balance		(50)		—
Minimum pension liability adjustment		—		—
Ending balance		(50)		—

Ending accumulated other comprehensive income (loss)		(353)		(261)

Deferred Compensation Obligations
Beginning balance		84		47
Common stock held for deferred compensation arrangements		51		39
Ending balance		135		86

Treasury Stock
Beginning balance	(1)	(84)	(1)	(47)
Common stock held for deferred compensation arrangements	(1)	(51)	—	(39)
Ending balance	(2)	(135)	(1)	(86)

Ending Total Shareowners’ Equity		$13,314		$10,606

Comprehensive Income		$1,388		$1,180

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(In millions)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,303	$1,102
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	778	713
Postretirement benefits	86	84
Deferred taxes, credits and other	(78)	70
Stock award plans	260	257
Loss on investments	60	8
Loss on disposal of assets	30	22
Impairment of goodwill	—	72
Changes in assets and liabilities:
Accounts receivable	81	351
Prepaid health and welfare benefit costs	—	446
Other current assets	(231)	(62)
Prepaid pension costs	73	7
Accounts payable	21	83
Accrued wages and withholdings	219	285
Dividends payable	(212)	(212)
Other current liabilities	180	178
Net cash from operating activities	2,570	3,404

Cash flows from investing activities:
Capital expenditures	(1,051)	(954)
Disposals of property, plant and equipment	69	5
Purchases of marketable securities and short-term investments	(3,224)	(1,329)
Sales and maturities of marketable securities and short-term investments	2,850	1,034
Net increase in finance receivables	(13)	(351)
Other asset receipts (payments)	(85)	(20)
Net cash used in investing activities	(1,454)	(1,615)

Cash flows from financing activities:
Proceeds from borrowings	207	225
Repayments of borrowings	(786)	(563)
Purchases of common stock	(198)	(516)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	82	73
Dividends	(472)	(425)
Other transactions	(26)	(82)
Net cash used in financing activities	(1,193)	(1,288)

Effect of exchange rate changes on cash	51	45

Net increase (decrease) in cash and cash equivalents	(26)	546
Cash and cash equivalents:
Beginning of period	2,211	858
End of period	$2,185	$1,404
Cash paid during the period for:
Interest (net of amount capitalized)	$82	$94
Income taxes	$591	$649

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2003, our results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.  The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value measurement provisions of Financial Accounting Standards Board (FASB) Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method.  Under this approach, all stock-based compensation granted subsequent to January 1, 2003 has been expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted.  Stock compensation awards include stock options, management incentive awards, restricted stock, performance units, and employer matching contributions (in shares of UPS stock) for a defined contribution benefit plan.

The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003.  The pro forma information for the three and six months ended June 30 is as follows (in millions, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002
Net income		$692	$611	$1,303	$1,102
Add:	Stock-based employee compensation expense included in net income, net of tax effects	121	105	234	227
Less:	Total pro-forma stock-based employee compensation expense, net of tax effects	(134)	(122)	(260)	(257)
Pro-forma net income		$679	$594	$1,277	$1,072
Basic earnings per share
As reported		$0.61	$0.55	$1.16	$0.99
Pro forma		$0.60	$0.53	$1.13	$0.96
Diluted earnings per share
As reported		$0.61	$0.54	$1.15	$0.97
Pro forma		$0.60	$0.52	$1.12	$0.95

Note 3.  New Accounting Pronouncements

On January 1, 2002, we adopted FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).  Upon adoption of FAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, using a fair value approach.  An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.  Fair values are established using discounted cash flows.  We recorded a non-cash goodwill impairment charge of $72 million ($0.07 per diluted share) related to our former Mail Technologies business, which we divested during the quarter ended June 30, 2003.

This charge was reported as a cumulative effect of change in accounting principle and resulted in a restatement of our first quarter 2002 quarterly financial statements.  The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business.  Amortization of goodwill and indefinite-lived intangible assets ceased upon the implementation of FAS 142 on January 1, 2002.

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

On July 1, 2003, we adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation of variable interest entities that are unable to finance operations without investor support, or where investors do not have exposure to the significant risks and rewards of ownership.  The adoption of FIN 46 was not material to our results of operations or financial condition.

On July 1, 2003, we adopted FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process.  FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative.  The adoption of FAS 149 was not material to our results of operations or financial condition.

On July 1, 2003, we adopted FASB Statement No. 150 “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”).  FAS 150 establishes how an issuer measures certain freestanding financial instruments with characteristics of both liabilities and equity, and requires that such instruments be classified as liabilities.  The adoption of FAS 150 was not material to our results of operations or financial condition.

Note 4.  Other Assets

Other assets as of June 30, 2003 and December 31, 2002 consist of the following (in millions):

	June 30, 2003	December 31, 2002
Goodwill	$1,087	$1,070
Intangible assets, net of accumulated amortization	108	110
Non-current finance receivables, net of allowance for credit losses	643	616
Other non-current assets	352	279
Consolidated	$2,190	$2,075

The following table indicates the allocation of goodwill by reportable segment, as of June 30, 2003 and December 31, 2002 (in millions):

	December 31, 2002	Goodwill Acquired	Currency/ Other	June 30, 2003
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	102	—	—	102
Non-package	968	2	15	985
Consolidated	$1,070	$2	$15	$1,087

The following is a summary of intangible assets as of June 30, 2003 and December 31, 2002 (in millions):

	Franchise Rights, Licenses, Patents, Trademarks, and Other	Intangible Pension Asset	Total Intangible Assets
June 30, 2003:
Gross carrying amount	$121	$7	$128
Accumulated amortization	(20)	—	(20)
Net carrying value	$101	$7	$108

December 31, 2002:
Gross carrying amount	$118	$7	$125
Accumulated amortization	(15)	—	(15)
Net carrying value	$103	$7	$110

Note 5.  Legal Proceedings and Contingencies

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

Note 6.  Segment Information

We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations, as follows:

U.S. Domestic Package – Domestic package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

International Package – International package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S.  Our international package reporting segment includes the operations of our Europe, Asia-Pacific, Canada, and Americas operating segments.

Non-Package – Non-package operations include UPS Supply Chain Solutions, Mail Boxes Etc., UPS Capital Corp., our mail and consulting services, and our excess value package insurance business.  UPS Supply Chain Solutions, which is comprised of our former UPS Freight Services and UPS Logistics Group businesses, provides supply chain design and management, freight forwarding, and customs brokerage services.

Segment information for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
U.S. domestic package	$6,124	$5,908	$12,144	$11,811
International package	1,371	1,144	2,673	2,198
Non-package	731	630	1,424	1,252
Consolidated	$8,226	$7,682	$16,241	$15,261

Operating profit:
U.S. domestic package	$832	$899	$1,536	$1,761
International package	158	62	292	92
Non-package	90	67	197	122
Consolidated	$1,080	$1,028	$2,025	$1,975

Non-package operating profit included $26 and $28 million for the three months, and $54 and $56 for the six months ended June 30, 2003 and 2002, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

Note 7.  Other Operating Expenses

The major components of other operating expenses for the three and six months ended June 30 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Repairs and maintenance	$286	$271	$565	$532
Depreciation and amortization	391	362	778	713
Purchased transportation	409	356	807	714
Fuel	249	237	513	433
Other occupancy	137	119	295	259
Other expenses	920	883	1,796	1,755
Consolidated	$2,392	$2,228	$4,754	$4,406

Note 8.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income before the cumulative effect of change in accounting principle	$692	$611	$1,303	$1,174
Cumulative effect of accounting change	—	—	—	(72)
Net income, as reported	$692	$611	$1,303	$1,102

Denominator:
Weighted-average shares	1,125	1,117	1,124	1,117
Deferred compensation arrangements	2	1	2	1
Denominator for basic earnings per share	1,127	1,118	1,126	1,118

Effect of dilutive securities:
Contingent shares -
Management incentive awards	5	5	4	4
Stock option plans	4	8	6	10
Denominator for diluted earnings per share	1,136	1,131	1,136	1,132

Basic Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$0.61	$0.55	$1.16	$1.05
Less: Cumulative Effect of Accounting Change	—	—	—	(0.06)
Basic Earnings Per Share	$0.61	$0.55	$1.16	$0.99

Diluted Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$0.61	$0.54	$1.15	$1.04
Less: Cumulative Effect of Accounting Change	—	—	—	(0.07)
Diluted Earnings Per Share	$0.61	$0.54	$1.15	$0.97

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

The total cost of the program is estimated at $127 million, of which $106 million was recorded in 2002 and $5 million in the first six months of 2003.  Costs of the program include employee severance costs, asset impairments, costs associated with the consolidation of facilities, and other costs directly related to the restructuring program.  The costs incurred with this program are classified in other operating expenses within the non-package segment in the income statement.

We initially established a liability for the restructuring charge and related expenses in the fourth quarter of 2002.  Set forth below is a summary of activity related to the restructuring program liability for the six months ended June 30, 2003 (in millions):

	Employee Severance	Facility Consolidation	Other	Total
Balance at December 31, 2002	$15	$17	$12	$44
Cash spent	(6)	—	—	(6)
Currency translation	1	1	—	2
Balance at June 30, 2003	$10	$18	$12	$40

Note 10.  Sale of Business Unit

During the second quarter of 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share.  The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the Non-Package segment, and a tax benefit of $38 million recognized in conjunction with the sale.  The tax benefit exceeds the pre-tax loss from this sale primarily because the goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes.  Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above.

The operating results of the Mail Technologies business unit were not material to our consolidated operating results in any of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2003	2002	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,387	$1,336	$51	3.8%
Deferred	716	695	21	3.0
Ground	4,021	3,877	144	3.7
Total U.S. domestic package	6,124	5,908	216	3.7
International package:
Domestic	274	229	45	19.7
Export	992	803	189	23.5
Cargo	105	112	(7)	(6.3)
Total International package	1,371	1,144	227	19.8
Non-package:
UPS Supply Chain Solutions	530	457	73	16.0
Other	201	173	28	16.2
Total Non-package	731	630	101	16.0
Consolidated	$8,226	$7,682	$544	7.1%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,179	1,081	98	9.1%
Deferred	862	844	18	2.1
Ground	9,776	9,749	27	0.3
Total U.S. domestic package	11,817	11,674	143	1.2
International package:
Domestic	742	755	(13)	(1.7)
Export	461	434	27	6.2
Total International package	1,203	1,189	14	1.2
Consolidated	13,020	12,863	157	1.2%

Operating days in period	64	64

Average Revenue Per Piece:
U.S. domestic package:			$
Next Day Air	$18.38	$19.31	$(0.93)	(4.8)%
Deferred	12.98	12.87	0.11	0.9
Ground	6.43	6.21	0.22	3.5
Total U.S. domestic package	8.10	7.91	0.19	2.4
International:
Domestic	5.77	4.74	1.03	21.7
Export	33.62	28.91	4.71	16.3
Total International package	16.44	13.56	2.88	21.2
Consolidated	$8.87	$8.43	$0.44	5.2%

	Six Months Ended June 30,		Change
	2003	2002	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$2,740	$2,649	$91	3.4%
Deferred	1,414	1,395	19	1.4
Ground	7,990	7,767	223	2.9
Total U.S. domestic package	12,144	11,811	333	2.8
International package:
Domestic	540	451	89	19.7
Export	1,932	1,540	392	25.5
Cargo	201	207	(6)	(2.9)
Total International package	2,673	2,198	475	21.6
Non-package:
UPS Supply Chain Solutions	1,030	917	113	12.3
Other	394	335	59	17.6
Total Non-package	1,424	1,252	172	13.7
Consolidated	$16,241	$15,261	$980	6.4%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,157	1,086	71	6.5%
Deferred	853	861	(8)	(0.9)
Ground	9,828	9,890	(62)	(0.6)
Total U.S. domestic package	11,838	11,837	1	0.0
International package:
Domestic	759	767	(8)	(1.0)
Export	466	430	36	8.4
Total International package	1,225	1,197	28	2.3
Consolidated	13,063	13,034	29	0.2%

Operating days in period	127	127

Average Revenue Per Piece:
U.S. domestic package:			$
Next Day Air	$18.65	$19.21	$(0.56)	(2.9)%
Deferred	13.05	12.76	0.29	2.3
Ground	6.40	6.18	0.22	3.6
Total U.S. domestic package	8.08	7.86	0.22	2.8
International:
Domestic	5.60	4.63	0.97	21.0
Export	32.65	28.20	4.45	15.8
Total International package	15.89	13.10	2.79	21.3
Consolidated	$8.81	$8.34	$0.47	5.6%

Operating Profit

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

Operating Segment	Three Months Ended June 30,		Change
	2003	2002	$	%
U.S. domestic package	$832	$899	$(67)	(7.5)%
International package	158	62	96	154.8
Non-package	90	67	23	34.3
Consolidated Operating Profit	$1,080	$1,028	$52	5.1%

Operating Segment	Six Months Ended June 30,		Change
	2003	2002	$	%
U.S. domestic package	$1,536	$1,761	$(225)	(12.8)%
International package	292	92	200	217.4
Non-package	197	122	75	61.5
Consolidated Operating Profit	$2,025	$1,975	$50	2.5%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $216 million, or 3.7%, for the quarter ($333 million, or 2.8%, year-to-date).  The second quarter increase was driven by a 2.4% increase in revenue per piece and a 1.2% increase in average daily package volume.  The overall improvement in revenue per piece was primarily due to the rate increase that became effective in January, with some additional benefit from the fuel surcharge.  The second quarter increase in volume was largely the result of a 9.1% increase in our UPS Next Day Air products.  This increase was driven by a more than 20% increase in overnight letters, reflecting the continued strength in mortgage refinancing activity during the quarter.  The decline in revenue per piece for the Next Day Air product was due to the relatively higher growth in letter volume and a 5% reduction in average weight per package.  The 0.3% increase in ground volume for the quarter reverses declines that began with the second quarter of 2001.

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

The index-based fuel surcharge resets on a monthly basis and is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy.  Based on published rates, the average fuel surcharge increased to 1.80% in the second quarter of 2003 from 0.65% in the second quarter of 2002, resulting in an increase in fuel surcharge revenue of $63 million.  On a year-to-date basis, the fuel surcharge average increased to 1.57% in 2003 from 0.62% in 2002, resulting in an increase in fuel surcharge revenue of $103 million.

U.S. domestic package operating profit decreased $67 million, or 7.5%, for the quarter ($225 million, or 12.8%, year-to-date) primarily due to an increase in operating expenses (discussed further below under the section titled “operating expenses and operating margin”).

International Package Operations

In the second quarter, international package revenue improved $227 million, or 19.8% ($475 million, or 21.6%, year-to-date), due primarily to the 6.2% volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency.  Revenue increased $126 million during the quarter due to currency fluctuations ($234 million year-to-date).  Export volume increased throughout the world, with Asia-Pacific, Canada, and the Americas showing double-digit export volume growth.  The growth in European export volume slowed in the second quarter to mid-single digits, due in part to the strength of the Euro and the weak European economy.  Export revenue per piece increased 16.3% for the quarter (5.4% currency-adjusted), due to improvements in product mix and continued focus on yield management.

The decline in domestic volume (1.7% for the quarter and 1.0% year-to-date) was primarily the result of weakness in the European economy.  In total, international package average daily volume increased 1.2% and average revenue per piece increased 21.2% (8.0% currency-adjusted).

The improvement in operating profit for our international package operations was $96 million for the quarter ($200 million year-to-date), $32 million of which was due to favorable currency fluctuations ($59 million year-to-date).  This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously.

Non-Package Operations

Non-package revenue increased $101 million, or 16.0%, for the quarter ($172 million, or 13.7%, year-to-date).  UPS Supply Chain Solutions, which comprises our former UPS Freight Services and UPS Logistics Group businesses, increased revenue by 16.0% during the quarter and 12.3% year-to-date.  This increase was driven by growth in our air freight services and our logistics business, with particularly strong growth occurring in Europe and Asia-Pacific.  The remainder of our non-package operations, which includes Mail Boxes Etc., UPS Capital Corp., our mail and consulting services, and our excess value package insurance business, increased revenue by 16.2% for the quarter and 17.6% year-to-date.

Non-package operating profit increased $23 million, or 34.3%, for the quarter ($75 million, or 61.5%, year-to-date).  The second quarter and year-to-date increases were primarily due to higher operating profit from our Supply Chain Solutions unit, which was driven by the increase in revenue as well as the cost savings produced by our integration and restructuring program.  Non-package operating profit in the second quarter of 2003 was adversely impacted by the $24 million loss recognized on the sale of our Mail Technologies business unit.

During the second quarter of 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share.  The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the non-package segment, and a tax benefit of $38 million recognized in conjunction with the sale.  The tax benefit exceeds the pre-tax loss from this sale primarily because the goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes.  Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above.

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $492 million, or 7.4%, for the quarter ($930 million, or 7.0%, year-to-date).  In the second quarter, currency fluctuations accounted for $94 million of the increase in expenses ($175 million year-to-date).  Compensation and benefits increased by 7.4% during the quarter, primarily due to increased health and welfare benefit costs and higher pension expense.

Other operating expenses increased by 7.4% during the quarter, largely due to a 14.9% increase in purchased transportation, a 8.0% increase in depreciation and amortization expense, and a 15.1% increase in other occupancy expense.  The increase in purchased transportation was influenced by the impact of currency and growth in our international package and Supply Chain Solutions businesses.  The increase in depreciation and amortization expense reflects the addition of new aircraft, the completion of facilities projects (including UPS Worldport), and increased amortization of capitalized software.  Other occupancy expense was impacted by increases in energy and utility costs.

Our operating margin, defined as operating profit as a percentage of revenue, decreased to 13.1% during the second quarter of 2003 from 13.4% during the second quarter of 2002.  Year-to-date, operating margin declined to 12.5% in 2003 from 12.9% in 2002.  The quarterly and year-to-date decline is primarily due to a decline in the operating margin for our U.S. domestic package segment, which was impacted by the increased operating expenses discussed previously.  The operating margin for our three business segments was as follows:

Operating Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
U.S. domestic package	13.6%	15.2%	12.6%	14.9%
International package	11.5%	5.4%	10.9%	4.2%
Non-package	12.3%	10.6%	13.8%	9.7%

Investment Income/Interest Expense

The decrease in investment income of $2 million for the second quarter of 2003 was primarily due to lower interest rates earned on invested balances, partially offset by higher average invested balances in 2003.  The year-to-date decrease in investment income of $52 million is primarily due to a $58 million impairment charge recognized during the first quarter of 2003.  We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer.  During the first quarter of 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios.

The $10 million decline in interest expense for the second quarter ($28 million year-to-date) was primarily the result of lower commercial paper balances outstanding and lower interest rates on variable rate debt.

Net Income and Earnings Per Share

Net income for the second quarter of 2003 was $692 million, an increase of $81 million from $611 million in the second quarter of 2002, resulting in an increase in diluted earnings per share from $0.54 in 2002 to $0.61 in 2003.  Second quarter 2003 results were favorably impacted by a $14 million after-tax gain ($0.01 per diluted share) resulting from the sale of our Mail Technologies business unit.

Year-to-date 2003 net income was $1.303 billion, an increase from $1.102 billion in 2002, which resulted in an 18.6% increase in diluted earnings per share to $1.15 in 2003 from $0.97 in 2002.  The 2002 results reflect the cumulative effect of an accounting change due to our adoption of FAS 142, resulting in an after-tax charge of $72 million ($0.07 per diluted share).  The comparison between 2003 and 2002 was also affected by the $14 million after-tax gain on sale of our Mail Technologies unit, the $58 million ($37 million after-tax) investment impairment charge described previously, and a $55 million reduction to income tax expense in 2003 resulting from the resolution of various tax issues with the Internal Revenue Service.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operations.  We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $3.373 billion at June 30, 2003.

As part of our continuing share repurchase program, $1.0 billion was authorized for share repurchases in February 2002, of which $529 million was still available as of June 30, 2003.

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion.  Approximately $478 million was outstanding under these programs as of June 30, 2003.  The entire balance outstanding has been classified as a current liability in our balance sheet.  The average interest rate on the amount outstanding at June 30, 2003 was 0.95%.  In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million.  No amounts were outstanding under this program at June 30, 2003.

We maintain two credit agreements with a consortium of banks.  These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 22, 2004 and the other on April 24, 2008.  Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points.  There were no borrowings under either of these agreements as of June 30, 2003.

We also maintain a $1.0 billion European medium-term note program.  Under this program, we may issue notes from time to time, denominated in a variety of currencies.  No amounts were outstanding under this program at June 30, 2003.

We have a $2.0 billion shelf registration statement under which we may issue debt securities in the United States.  There was approximately $1.760 billion issued under this shelf registration statement, of which $1.204 billion was outstanding, at June 30, 2003.  During the first six months of 2003, $109 million of UPS Notes were issued, while $211 million of UPS Notes were called.  Also during 2003, a $100 million floating rate note was issued which matures in 2053.

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

Due to the events of September 11, 2001, increased security requirements for air carriers remains a possibility; however, we do not anticipate that such measures will have a material adverse effect on our financial condition, results of operations or liquidity.  In addition, our insurance premiums have risen and we have taken several actions, including self-insuring certain risks, to mitigate the expense increase.

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

At June 30, 2003, we had unfunded loan commitments totaling $788 million, consisting of standby letters of credit of $59 million and other unfunded lending commitments of $729 million.

New Accounting Pronouncements

On January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).  Upon adoption of FAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, using a fair value approach.  An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.  Fair values are established using discounted cash flows.  We recorded a non-cash goodwill impairment charge of $72 million ($0.07 per diluted share) related to our Mail Technologies business.  This charge was reported as a cumulative effect of change in accounting principle and resulted in a restatement of our first quarter 2002 quarterly financial statements.  The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business.  Amortization of goodwill and indefinite-lived intangible assets ceased upon the implementation of FAS 142 on January 1, 2002.

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

On July 1, 2003, we adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation of variable interest entities that are unable to finance operations without investor support, or where investors do not have exposure to the significant risks and rewards of ownership.  The adoption of FIN 46 was not material to our results of operations or financial condition.

On July 1, 2003, we adopted FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process.  FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative.  The adoption of FAS 149 was not material to our results of operations or financial condition.

On July 1, 2003, we adopted FASB Statement No. 150 “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”).  FAS 150 establishes how an issuer measures certain freestanding financial instruments with characteristics of both liabilities and equity, and requires that such instruments be classified as liabilities.  The adoption of FAS 150 was not material to our results of operations or financial condition.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2003	December 31, 2002
Energy Derivatives	$32	$34
Currency Derivatives	—	(3)
Interest Rate Derivatives	(64)	(62)
Investment Derivatives	—	219
	$(32)	$188

Our market risks, hedging strategies, and financial instrument positions at June 30, 2003 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.  During the first six months of 2003, we issued a total of $109 million of fixed rate notes with various maturities under our UPS Notes program.  All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $211 million of the notes were called in the first six months of 2003.  A $100 million floating rate note was issued in 2003, maturing in 2053 and paying interest at LIBOR less 45 basis points.  Additionally, a large investment derivative used to hedge equity price risk settled in 2003 (which resulted in UPS receiving cash of $222 million) accounting for the decline in value of our investment derivatives since December 31, 2002.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no significant changes in the Company’s internal controls during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 4 to our unaudited consolidated financial statements contained herein.

Item 4. - Submission of Matters to a Vote of Security Holders

Our annual meeting of shareowners was held on May 8, 2003.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1.             The results of the voting by the shareowners for directors are presented below.

Director	Number of Votes		Percent of Total Voting

Calvin Darden	For	3,765,163,385	97.60
	Withheld	92,534,916	2.40%
Michael L. Eskew	For	3,812,544,203	98.83
	Withheld	45,154,098	1.17%
James P. Kelly	For	3,801,559,668	98.54
	Withheld	56,138,633	1.46%
Ann M. Livermore	For	3,797,097,971	98.43
	Withheld	60,600,330	1.57%
Gary E. MacDougal	For	3,788,402,501	98.20
	Withheld	69,295,800	1.80%
Joseph R. Moderow	For	3,811,749,105	98.81
	Withheld	45,949,196	1.19%
Victor A. Pelson	For	3,795,105,139	98.38
	Withheld	62,593,162	1.62%
Lea N. Soupata	For	3,702,453,668	95.98
	Withheld	155,244,633	4.02%
Robert M. Teeter	For	3,810,408,478	98.77
	Withheld	47,289,823	1.23%
John W. Thompson	For	3,811,005,981	98.79
	Withheld	46,692,320	1.21%
Carol B. Tomé	For	3,786,230,691	98.15
	Withheld	71,467,610	1.85%
Thomas H. Weidemeyer	For	3,791,964,658	98.30
	Withheld	65,733,643	1.70%

2.             The proposal and the results of the voting by the shareowners for ratification of our appointment of independent auditors are presented below.

	Number of Votes		Percent of Total Voting

To ratify the appointment of Deloitte & Touche LLP, independent auditors, as auditors of UPS and its subsidiaries for the year ending December 31, 2003	For Against Abstain	3,779,530,076 55,969,845 22,198,380	97.97 1.45 0.58%%%

Item 6. Exhibits and Reports on Form 8-K

(A)          Exhibits:

3.1 – Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2 – Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

12 – Computation of Ratio of Earnings to Fixed Charges.

31.1 – Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)           Reports on Form 8-K:

The Company filed a Form 8-K Current Report on April 24, 2003 (Date of Earliest Event Reported:  April 22, 2003), announcing its financial results for the three months ended March 31, 2003.

The Company filed a Form 8-K Current Report on July 29, 2003 (Date of Earliest Event Reported:  July 22, 2003), announcing its financial results for the three and six months ended June 30, 2003.

EXHIBIT INDEX

12 – Computation of Ratio of Earnings to Fixed Charges.

31.1 – Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date:	August 14, 2003	By:	/s/ D. Scott Davis
D. Scott Davis
Senior Vice President, Treasurer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)