Form 10-Q
period 2003-09-30
UNITED PARCEL SERVICE INC
filed 2003-11-14
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15451

United Parcel Service, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

55 Glenlake Parkway, NE Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

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

There were 577,582,053 Class A shares, and 546,661,228 Class B shares, with a par value of $0.01 per share, outstanding at November 10, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 (unaudited) and December 31, 2002

(In millions, except per share amounts)

	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash & cash equivalents	$3,108	$2,211
Marketable securities & short-term investments	1,028	803
Accounts receivable, net	3,741	3,756
Finance receivables, net	855	868
Deferred income taxes	383	268
Other current assets	863	832
Total Current Assets	9,978	8,738
Property, Plant & Equipment - at cost, net of accumulated depreciation & amortization of $12,648 and $11,749 in 2003 and 2002	13,931	13,612
Prepaid Pension Costs	2,207	1,932
Other Assets	2,257	2,075
	$28,373	$26,357
Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$645	$1,107
Accounts payable	2,118	1,908
Accrued wages & withholdings	1,714	1,084
Income taxes payable	357	19
Dividends payable	—	212
Other current liabilities	1,229	1,225
Total Current Liabilities	6,063	5,555
Long-Term Debt	3,425	3,495
Accumulated Postretirement Benefit Obligation, Net	1,311	1,251
Deferred Taxes, Credits & Other Liabilities	3,843	3,601
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 587 and 642 in 2003 and 2002	6	7
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 539 and 482 in 2003 and 2002	5	4
Additional paid-in capital	242	387
Retained earnings	13,783	12,495
Accumulated other comprehensive loss	(305)	(438)
Deferred compensation arrangements	135	84
	13,866	12,539
Less: Treasury stock (2 and 1 shares in 2003 and 2002)	(135)	(84)
	13,731	12,455
	$28,373	$26,357

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three and Nine Months Ended September 30, 2003 and 2002

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$8,312	$7,754	$24,553	$23,015

Operating Expenses:
Compensation and benefits	4,830	4,520	14,292	13,400
Other	2,335	2,284	7,089	6,690
	7,165	6,804	21,381	20,090
Operating Profit	1,147	950	3,172	2,925

Other Income and (Expense):
Investment income (loss)	23	20	(5)	44
Interest expense	(31)	(30)	(94)	(121)
	(8)	(10)	(99)	(77)

Income before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,139	940	3,073	2,848

Income Taxes	400	362	1,031	1,096

Income before Cumulative Effect of Change in Accounting Principle	739	578	2,042	1,752

Cumulative Effect of Change in the Method of Accounting for Goodwill, Net of Taxes	—	—	—	(72)

Net Income	$739	$578	$2,042	$1,680

Basic Earnings Per Share before Cumulative Effect of Change in Accounting Principle	$0.66	$0.52	$1.81	$1.57

Basic Earnings Per Share	$0.66	$0.52	$1.81	$1.50

Diluted Earnings Per Share before Cumulative Effect of Change in Accounting Principle	$0.65	$0.51	$1.80	$1.55

Diluted Earnings Per Share	$0.65	$0.51	$1.80	$1.48

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Nine Months Ended September 30, 2003 and 2002

(In millions, except per share amounts)

(unaudited)

	2003		2002
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	642	$7	772	$8
Common stock purchases	(4)	—	(10)	—
Stock award plans	6	—	5	—
Common stock issuances	2	—	1	—
Conversions of Class A to Class B common stock	(59)	(1)	(112)	(1)
Ending balance	587	6	656	7

Class B Common Stock
Beginning balance	482	4	349	3
Common stock purchases	(2)	—	—	—
Conversions of Class A to Class B common stock	59	1	112	1
Ending balance	539	5	461	4

Additional Paid-In Capital
Beginning balance		387		414
Stock award plans		117		89
Common stock purchases		(356)		(572)
Common stock issuances		94		72
Ending balance		242		3

Retained Earnings
Beginning balance		12,495		10,162
Net income		2,042		1,680
Dividends ($0.67 and $0.57 per share)		(754)		(638)
Ending balance		13,783		11,204

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(328)		(269)
Aggregate adjustment		125		2
Ending balance		(203)		(267)

Unrealized gain (loss) on marketable securities:
Beginning balance		(34)		(21)
Current period changes in fair value (net of tax effect of $6 and $(12))		10		(19)
Reclassification to earnings (net of tax effect of $17 and $3)		28		6
Ending balance		4		(34)

Unrealized gain (loss) on cash flow hedges:
Beginning balance		(26)		(49)
Current period changes in fair value (net of tax effect of $0 and $7)		—		10
Reclassification to earnings (net of tax effect of $(18) and $4)		(30)		7
Ending balance		(56)		(32)

Additional minimum pension liability:
Beginning balance		(50)		—
Minimum pension liability adjustment		—		—
Ending balance		(50)		—

Ending accumulated other comprehensive income (loss)		(305)		(333)

Deferred Compensation Obligations
Beginning balance		84		47
Common stock held for deferred compensation arrangements		51		37
Ending balance		135		84

Treasury Stock
Beginning balance	(1)	(84)	(1)	(47)
Common stock held for deferred compensation arrangements	(1)	(51)	—	(37)
Ending balance	(2)	(135)	(1)	(84)

Ending Total Shareowners’ Equity		$13,731		$10,885

Comprehensive Income		$2,175		$1,686

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,042	$1,680
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,162	1,086
Postretirement benefits	60	104
Deferred taxes, credits and other	81	80
Stock award plans	394	361
Loss on investments	54	12
Loss on disposal of assets	8	26
Impairment of goodwill	—	72
Changes in assets and liabilities:
Accounts receivable	12	328
Other current assets	(48)	492
Prepaid pension costs	(275)	(91)
Accounts payable	196	98
Accrued wages and withholdings	316	344
Dividends payable	(212)	(212)
Income taxes payable	365	(79)
Other current liabilities	5	210
Net cash from operating activities	4,160	4,511

Cash flows from investing activities:
Capital expenditures	(1,515)	(1,246)
Disposals of property, plant and equipment	101	22
Purchases of marketable securities and short-term investments	(4,971)	(2,046)
Sales and maturities of marketable securities and short-term investments	4,762	1,560
Net increase in finance receivables	(5)	(581)
Other asset receipts (payments)	(100)	(32)
Net cash used in investing activities	(1,728)	(2,323)

Cash flows from financing activities:
Proceeds from borrowings	285	347
Repayments of borrowings	(884)	(754)
Purchases of common stock	(356)	(572)
Issuances of common stock pursuant to stock awards and employee stock purchase plans	120	96
Dividends	(754)	(638)
Other transactions	(26)	(82)
Net cash used in financing activities	(1,615)	(1,603)

Effect of exchange rate changes on cash	80	9

Net increase in cash and cash equivalents	897	594
Cash and cash equivalents:
Beginning of period	2,211	858
End of period	$3,108	$1,452
Cash paid during the period for:
Interest (net of amount capitalized)	$102	$125
Income taxes	$618	$1,124

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2003, our results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.  The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value measurement provisions of Financial Accounting Standards Board (FASB) Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method.  Under this approach, all stock-based compensation granted subsequent to January 1, 2003 has been expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted.  Stock compensation awards include stock options, management incentive awards, restricted performance units, and employer matching contributions (in shares of UPS stock) for a defined contribution benefit plan.

The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$739	$578	$2,042	$1,680
Add: Stock-based employee compensation expense included in net income, net of tax effects	124	97	354	338
Less: Total pro-forma stock-based employee compensation expense, net of tax effects	(136)	(116)	(392)	(387)
Pro-forma net income	$727	$559	$2,004	$1,631
Basic earnings per share
As reported	$0.66	$0.52	$1.81	$1.50
Pro forma	$0.64	$0.50	$1.78	$1.46
Diluted earnings per share
As reported	$0.65	$0.51	$1.80	$1.48
Pro forma	$0.64	$0.49	$1.76	$1.44

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

Note 4.  Other Assets

Other assets as of September 30, 2003 and December 31, 2002 consist of the following (in millions):

	September 30, 2003	December 31, 2002
Goodwill	$1,153	$1,070
Intangible assets, net of accumulated amortization	103	110
Non-current finance receivables, net of allowance for credit losses	649	616
Other non-current assets	352	279
Consolidated	$2,257	$2,075

The following table indicates the allocation of goodwill by reportable segment, as of September 30, 2003 and December 31, 2002 (in millions):

	December 31,	Goodwill	Currency/	September 30,
	2002	Acquired	Other	2003
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	102	—	(2)	100
Non-package	968	30	55	1,053
Consolidated	$1,070	$30	$53	$1,153

The goodwill added in the non-package segment resulted from the purchase of the remaining minority interest in a previously acquired company.

The following is a summary of intangible assets as of September 30, 2003 and December 31, 2002 (in millions):

	Franchise Rights,
	Licenses, Patents,	Intangible	Total
	Trademarks,	Pension	Intangible
	and Other	Asset	Assets
September 30, 2003:
Gross carrying amount	$117	$7	$124
Accumulated amortization	(21)	—	(21)
Net carrying value	$96	$7	$103

December 31, 2002:
Gross carrying amount	$118	$7	$125
Accumulated amortization	(15)	—	(15)
Net carrying value	$103	$7	$110

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

These twenty-three cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York.  In addition to the cases in which UPS is named as a defendant, there also is an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers.  This case also has been consolidated into the MDL Proceeding.

While expressly denying any and all liability, we have reached an agreement in principle to enter into a global settlement resolving all claims and all cases in the MDL Proceeding.  The proposed settlement requires several steps before it becomes final, including completion of detailed settlement documentation, notice to the settlement class, and obtaining preliminary and final court approval of the settlement.  If the proposed settlement becomes final, we would provide to qualifying settlement class members vouchers toward the purchase of specified UPS services and pay a portion of the attorneys’ fees, the total amount of which will be determined by the Court.  The ultimate cost to us of the proposed settlement will depend on a number of factors.  We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

In addition, we are a defendant in various other lawsuits that arose in the normal course of business.  We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations or liquidity.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements.  Several factors could result in higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants.  At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or cash flows could result from our participation in these plans.

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

Non-Package – Non-package operations include UPS Supply Chain Solutions, Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital Corp., our mail and consulting services, and our excess value package insurance business.  UPS Supply Chain Solutions, which is comprised of our former UPS Freight Services and UPS Logistics Group businesses, provides supply chain design and management, freight forwarding, and customs brokerage services.

Segment information for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
U.S. domestic package	$6,219	$5,889	$18,363	$17,700
International package	1,370	1,184	4,043	3,382
Non-package	723	681	2,147	1,933
Consolidated	$8,312	$7,754	$24,553	$23,015

Operating profit:
U.S. domestic package	$825	$809	$2,361	$2,570
International package	176	65	468	157
Non-package	146	76	343	198
Consolidated	$1,147	$950	$3,172	$2,925

Non-package operating profit included $26 and $28 million for the three months, and $80 and $84 for the nine months ended September 30, 2003 and 2002, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

Note 7.  Other Operating Expenses

The major components of other operating expenses for the three and nine months ended September 30 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Repairs and maintenance	$282	$252	$834	$773
Depreciation and amortization	384	373	1,162	1,086
Purchased transportation	439	421	1,289	1,173
Fuel	254	242	767	675
Other occupancy	136	120	431	379
Other expenses	840	876	2,606	2,604
Consolidated	$2,335	$2,284	$7,089	$6,690

Note 8.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income before the cumulative effect of change in accounting principle	$739	$578	$2,042	$1,752
Cumulative effect of accounting change	—	—	—	(72)
Net income, as reported	$739	$578	$2,042	$1,680

Denominator:
Weighted-average shares	1,126	1,117	1,124	1,117
Deferred compensation arrangements	2	1	2	1
Denominator for basic earnings per share	1,128	1,118	1,126	1,118

Effect of dilutive securities:
Contingent shares -
Management incentive awards	7	6	5	5
Stock option plans	5	10	6	10
Denominator for diluted earnings per share	1,140	1,134	1,137	1,133

Basic Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$0.66	$0.52	$1.81	$1.57
Less: Cumulative Effect of Accounting Change	—	—	—	(0.07)
Basic Earnings Per Share	$0.66	$0.52	$1.81	$1.50

Diluted Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$0.65	$0.51	$1.80	$1.55
Less: Cumulative Effect of Accounting Change	—	—	—	(0.07)
Diluted Earnings Per Share	$0.65	$0.51	$1.80	$1.48

Note 9.  Restructuring Charge and Related Expenses

In the fourth quarter of 2002, we initiated a restructuring program to combine UPS Freight Services and the UPS Logistics Group into a single business unit (“Supply Chain Solutions”), as well as to integrate the activities of UPS Capital and First International Bank.  The program is designed to facilitate business growth, streamline management decision-making, reduce the cost structure, and provide higher levels of service to our customers.  The program will be substantially completed by the end of 2003.

The total cost of the program is estimated at $127 million, of which $106 million was recorded in 2002 and $7 million in the first nine months of 2003.  Costs of the program include employee severance costs, asset impairments, costs associated with the consolidation of facilities, and other costs directly related to the restructuring program.  The costs incurred with this program are classified in other operating expenses within the non-package segment in the income statement.

We initially established a liability for the restructuring charge and related expenses in the fourth quarter of 2002.  Set forth below is a summary of activity related to the restructuring program liability for the nine months ended September 30, 2003 (in millions):

	Employee Severance	Facility Consolidation	Other	Total
Balance at December 31, 2002	$15	$17	$12	$44
Cash spent	(8)	—	—	(8)
Currency translation	1	1	—	2
Balance at September 30, 2003	$8	$18	$12	$38

Note 10.  Sale of Business Units

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

During the third quarter of 2003, we sold our Aviation Technologies business unit and recognized a pre-tax gain of $24 million ($15 million after-tax, or $0.01 per diluted share), which is recorded in other operating expenses within the non-package segment.

The operating results of both the Mail Technologies unit and the Aviation Technologies unit were previously included in our non-package segment, and were not material to our consolidated operating results in any of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2003	2002	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,424	$1,344	$80	6.0%
Deferred	714	672	42	6.3
Ground	4,081	3,873	208	5.4
Total U.S. domestic package	6,219	5,889	330	5.6
International package:
Domestic	279	238	41	17.2
Export	988	826	162	19.6
Cargo	103	120	(17)	(14.2)
Total International package	1,370	1,184	186	15.7
Non-package:
UPS Supply Chain Solutions	537	508	29	5.7
Other	186	173	13	7.5
Total Non-package	723	681	42	6.2
Consolidated	$8,312	$7,754	$558	7.2%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,207	1,095	112	10.2%
Deferred	859	792	67	8.5
Ground	9,961	9,766	195	2.0
Total U.S. domestic package	12,027	11,653	374	3.2
International package:
Domestic	763	753	10	1.3
Export	468	433	35	8.1
Total International package	1,231	1,186	45	3.8
Consolidated	13,258	12,839	419	3.3%

Operating days in period	64	64

Average Revenue Per Piece:			$
U.S. domestic package:
Next Day Air	$18.43	$19.18	$(0.75)	(3.9)%
Deferred	12.99	13.26	(0.27)	(2.0)
Ground	6.40	6.20	0.20	3.2
Total U.S. domestic package	8.08	7.90	0.18	2.3
International:
Domestic	5.71	4.94	0.77	15.6
Export	32.99	29.81	3.18	10.7
Total International package	16.08	14.02	2.06	14.7
Consolidated	$8.82	$8.46	$0.36	4.3%

	Nine Months Ended September 30,		Change
	2003	2002	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$4,164	$3,993	$171	4.3%
Deferred	2,128	2,067	61	3.0
Ground	12,071	11,640	431	3.7
Total U.S. domestic package	18,363	17,700	663	3.7
International package:
Domestic	819	689	130	18.9
Export	2,920	2,366	554	23.4
Cargo	304	327	(23)	(7.0)
Total International package	4,043	3,382	661	19.5
Non-package:
UPS Supply Chain Solutions	1,567	1,425	142	10.0
Other	580	508	72	14.2
Total Non-package	2,147	1,933	214	11.1
Consolidated	$24,553	$23,015	$1,538	6.7%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,174	1,089	85	7.8%
Deferred	855	838	17	2.0
Ground	9,873	9,848	25	0.3
Total U.S. domestic package	11,902	11,775	127	1.1
International package:
Domestic	760	762	(2)	(0.3)
Export	467	431	36	8.4
Total International package	1,227	1,193	34	2.8
Consolidated	13,129	12,968	161	1.2%

Operating days in period	191	191

Average Revenue Per Piece:			$
U.S. domestic package:
Next Day Air	$18.57	$19.20	$(0.63)	(3.3)%
Deferred	13.03	12.91	0.12	0.9
Ground	6.40	6.19	0.21	3.4
Total U.S. domestic package	8.08	7.87	0.21	2.7
International:
Domestic	5.64	4.73	0.91	19.2
Export	32.74	28.74	4.00	13.9
Total International package	15.95	13.41	2.54	18.9
Consolidated	$8.81	$8.38	$0.43	5.1%

Operating Profit

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended September 30,		Change
Operating Segment	2003	2002	$	%
U.S. domestic package	$825	$809	$16	2.0%
International package	176	65	111	170.8
Non-package	146	76	70	92.1
Consolidated Operating Profit	$1,147	$950	$197	20.7%

	Nine Months Ended September 30,		Change
Operating Segment	2003	2002	$	%
U.S. domestic package	$2,361	$2,570	$(209)	(8.1)%
International package	468	157	311	198.1
Non-package	343	198	145	73.2
Consolidated Operating Profit	$3,172	$2,925	$247	8.4%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $330 million, or 5.6%, for the quarter ($663 million, or 3.7%, year-to-date).  The third quarter increase was driven by a 3.2% increase in average daily package volume and a 2.3% increase in revenue per piece.  Our ground products experienced a 2.0% increase in average daily volume during the quarter, which accounted for 52% of the U.S. domestic package volume growth.  This was the highest rate of growth in our ground volume since the fourth quarter of 2000.  The increased growth rate for ground reflects the improving U.S. economy and the impact labor negotiations had on lowering volume during 2002.  We also experienced a 10.2% increase in our UPS Next Day Air products and an 8.5% increase in our deferred products, both of which were influenced by continued strength in mortgage refinancing activity during the quarter.

The overall improvement in revenue per piece was primarily due to the rate increase that became effective in January, with some additional benefit from the fuel surcharge.  The decline in revenue per piece for the Next Day Air and deferred products was primarily due to the relatively higher growth in letter volume compared with the growth in package volume.

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

The index-based fuel surcharge resets on a monthly basis and is based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy.  Based on published rates, the average fuel surcharge increased to 1.26% in the third quarter of 2003 from 0.75% in the third quarter of 2002, resulting in an increase in fuel surcharge revenue of $28 million.  On a year-to-date basis, the fuel surcharge average increased to 1.47% in 2003 from 0.66% in 2002, resulting in an increase in fuel surcharge revenue of $131 million.

U.S. domestic package operating profit increased $16 million, or 2.0%, for the quarter due to the volume and yield increases described previously, partially offset by an increase in operating expenses.  Year-to-date operating profit declined $209 million, or 8.1%, primarily due to the slow volume and revenue growth combined with an increase in operating expenses (discussed further below under the section titled “operating expenses and operating margin”).

International Package Operations

In the third quarter, international package revenue improved $186 million, or 15.7% ($661 million, or 19.5%, year-to-date), due primarily to the 8.1% volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency.  Revenue increased $79 million during the quarter due to currency fluctuations ($316 million year-to-date).  Export volume increased throughout the world, with Asia-Pacific, Canada, and the Americas showing double-digit export volume growth, and U.S. export volume increasing 6.5%.  European export volume had mid-single digit growth, due in part to the strength of the Euro and the weak European economy.  Domestic volume increased 1.3% for the quarter, which reverses a trend of recent declines.

Export revenue per piece increased 10.7% for the quarter (4.1% currency-adjusted), due to improvements in product mix and continued focus on yield management.  In total, international package average daily volume increased 3.8% and average revenue per piece increased 14.7% (6.7% currency-adjusted).  The 14.2% decline in cargo revenue during the quarter was largely due to a reduction of flights in our air network in the Americas.

The improvement in operating profit for our international package operations was $111 million for the quarter ($311 million year-to-date), $18 million of which was due to favorable currency fluctuations ($80 million year-to-date).  This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously.

Non-Package Operations

Non-package revenue increased $42 million, or 6.2%, for the quarter ($214 million, or 11.1%, year-to-date).  UPS Supply Chain Solutions, which comprises our former UPS Freight Services and UPS Logistics Group businesses, increased revenue by 5.7% during the quarter and 10.0% year-to-date.  This increase was driven by growth in our air freight services and our logistics business, with particularly strong growth occurring in the Canada, Europe and Asia-Pacific regions.  A portion of the increase resulted from favorable currency fluctuations ($18 million for the quarter and $49 million year-to-date).  The remainder of our non-package operations, which includes Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital Corp., our mail and consulting services, and our excess value package insurance business, increased revenue by 7.5% for the quarter and 14.2% year-to-date.

Non-package operating profit increased $70 million, or 92.1%, for the quarter ($145 million, or 73.2%, year-to-date).  The third quarter and year-to-date increases were primarily due to higher operating profit from our Supply Chain Solutions unit, which was driven by the increase in revenue as well as the cost savings produced by our integration and restructuring program.  Non-package operating profit in the third quarter benefited from a $24 million gain recognized on the sale of our Aviation Technologies business unit.

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

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $361 million, or 5.3%, for the quarter ($1.291 billion, or 6.4%, year-to-date).  In the third quarter, currency fluctuations accounted for $79 million of the increase in expenses ($283 million year-to-date).  Compensation and benefits increased by 6.9% during the quarter, primarily due to increased health and welfare benefit costs and higher pension expense.

Other operating expenses increased by 2.2% during the quarter, largely due to a 11.9% increase in repairs and maintenance and 13.3% increase in other occupancy expense, as well as smaller increases in purchased transportation and fuel expense.  The increase in repairs and maintenance was primarily due to higher vehicle and equipment maintenance expense.  The growth in other occupancy expense was impacted by higher rent expense on buildings and facilities, as well as higher real estate taxes.  The increase in purchased transportation expense was influenced by the impact of currency and growth in our international package and Supply Chain Solutions businesses.  The fuel expense increase was due to higher fuel prices during the quarter, somewhat offset by hedging gains and lower fuel usage.

Our operating margin, defined as operating profit as a percentage of revenue, increased to 13.8% during the third quarter of 2003 from 12.3% during the third quarter of 2002.  Year-to-date, operating margin increased to 12.9% in 2003 from 12.7% in 2002.  The quarterly and year-to-date increase is due to the growth in operating margin in our international package and non-package segments, which benefited from the revenue increases described previously.  The operating margin for our three business segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment	2003	2002	2003	2002
U.S. domestic package	13.3%	13.7%	12.9%	14.5%
International package	12.8%	5.5%	11.6%	4.6%
Non-package	20.2%	11.2%	16.0%	10.2%

Investment Income/Interest Expense

The year-to-date decrease in investment income of $49 million is primarily due to a $58 million impairment charge recognized during the first quarter of 2003.  We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer.  During the first quarter of 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios.

The $27 million year-to-date decline in interest expense was primarily the result of lower commercial paper balances outstanding and lower interest rates on variable rate debt.

Net Income and Earnings Per Share

Net income for the third quarter of 2003 was $739 million, an increase from $578 million in the third quarter of 2002, resulting in a 27.5% increase in diluted earnings per share from $0.51 in 2002 to $0.65 in 2003.  Third quarter 2003 results were favorably impacted by a $15 million after-tax gain ($0.01 per diluted share) resulting from the sale of our Aviation Technologies business unit, and by a $22 million ($0.02 per diluted share) reduction in income tax expense due to the adjustment of a tax contingency accrual resulting from a favorable court ruling on the tax treatment for jet engine maintenance costs.

Year-to-date 2003 net income was $2.042 billion, an increase from $1.680 billion in 2002, which resulted in a 21.6% increase in diluted earnings per share to $1.80 in 2003 from $1.48 in 2002.  The 2002 results reflect the cumulative effect of an accounting change due to our adoption of FAS 142, resulting in an after-tax charge of $72 million ($0.07 per diluted share).  The comparison between 2003 and 2002 was also affected by the $14 million after-tax gain on the sale of our Mail Technologies unit in the second quarter of 2003, the $15 million after-tax gain on the sale of our Aviation Technologies unit in the third quarter of 2003, and the $58 million ($37 million after-tax) investment impairment charge described previously.  In addition, 2003 income tax expense was reduced by $22 million due to the tax contingency accrual adjustment during the third quarter, and by $55 million due to the resolution of various tax issues with the Internal Revenue Service during the first quarter.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operations.  We maintain significant cash, cash equivalents, marketable securities and short-term investments, amounting to $4.1 billion at September 30, 2003.

In August 2003, a total of $1.0 billion was authorized for share repurchases as part of our continuing share repurchase program.  As of September 30, 2003, $905 million of this authorization was available for future share repurchases.

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion.  Approximately $588 million was outstanding under these programs as of September 30, 2003.  The entire balance outstanding has been classified as a current liability in our balance sheet.  The average interest rate on the amount outstanding at September 30, 2003 was 0.98%.  In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million.  No amounts were outstanding under this program at September 30, 2003.

We maintain two credit agreements with a consortium of banks.  These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 22, 2004 and the other on April 24, 2008.  Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points.  There were no borrowings under either of these agreements as of September 30, 2003.

We also maintain a $1.0 billion European medium-term note program.  Under this program, we may issue notes from time to time, denominated in a variety of currencies.  No amounts were outstanding under this program at September 30, 2003.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States.  There was approximately $16 million issued under this shelf registration statement at September 30, 2003, all of which consists of issuances under our UPS Notes program.

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

These twenty-three cases have been consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York.  In addition to the cases in which UPS is named as a defendant, there also is an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers.  This case also has been consolidated into the MDL Proceeding.

While expressly denying any and all liability, we have reached an agreement in principle to enter into a global settlement resolving all claims and all cases in the MDL Proceeding.  The proposed settlement requires several steps before it becomes final, including completion of detailed settlement documentation, notice to the settlement class, and obtaining preliminary and final court approval of the settlement.  If the proposed settlement becomes final, we would provide to qualifying settlement class members vouchers toward the purchase of specified UPS services and pay a portion of the attorneys’ fees, the total amount of which will be determined by the Court.  The ultimate cost to us of the proposed settlement will depend on a number of factors.  We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

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

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements.  Several factors could result in higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants.  At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or cash flows could result from our participation in these plans.

We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases, through 2009.

At September 30, 2003, we had unfunded loan commitments totaling $528 million, consisting of standby letters of credit of $51 million and other unfunded lending commitments of $477 million.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2003	December 31, 2002
Energy Derivatives	$25	$34
Currency Derivatives	(3)	(3)
Interest Rate Derivatives	(41)	(62)
Investment Derivatives	—	219
	$(19)	$188

Our market risks, hedging strategies, and financial instrument positions at September 30, 2003 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.  During the first nine months of 2003, we issued a total of $186 million of fixed rate notes with various maturities under our UPS Notes program.  All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $397 million of the notes were called in the first nine months of 2003.  A $100 million floating rate note was issued in 2003, maturing in 2053 and paying interest at LIBOR less 45 basis points.  Additionally, a large investment derivative used to hedge equity price risk settled in 2003 (which resulted in UPS receiving cash of $222 million) accounting for the decline in value of our investment derivatives since December 31, 2002.

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

There were no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 5 to our unaudited consolidated financial statements contained herein.

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

12 – Computation of Ratio of Earnings to Fixed Charges.

31.1 – Certification of the Chief Executive Officer Pursuant to Rule 13a(14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer Pursuant to Rule 13a(14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)                                Reports on Form 8-K:

The Company furnished a Form 8-K Current Report on July 29, 2003 (Date of Earliest Event Reported:  July 22, 2003), announcing its financial results for the three and six months ended June 30, 2003.

The Company filed a Form 8-K Current Report on September 12, 2003 (Date of Earliest Event Reported:  September 12, 2003), reporting the establishment of a Medium-Term Note program for its UPS Notes, and filing with the Securities and Exchange Commission the Selling Agent Agreement and form of UPS Note to be issued under the program.

The Company furnished a Form 8-K Current Report on October 24, 2003 (Date of Earliest Event Reported:  October 21, 2003), announcing its financial results for the three and nine months ended September 30, 2003.

EXHIBIT INDEX

3.1 – Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2 – Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

12 – Computation of Ratio of Earnings to Fixed Charges.

31.1 – Certification of the Chief Executive Officer Pursuant to Rule 13a(14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer Pursuant to Rule 13a(14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date:	November 14, 2003	By:	/s/ D. Scott Davis
D. Scott Davis
Senior Vice President,
Treasurer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)