Form 10-K
period 2003-12-31
UNITED PARCEL SERVICE INC
filed 2004-03-05
CIK 1090727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The aggregate market value of the class B common stock held by non-affiliates of the registrant as of February 2, 2004 was approximately $36,117,791,009 (based on the closing price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter). As of February 2, 2004, non-affiliates held 534,496,664 shares of class A common stock and 566,998,289 shares of class B common stock. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

     As of February 2, 2004, there were 561,427,654 outstanding shares of class A common stock and 567,633,930 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 6, 2004 are incorporated by reference into Part III of this report.

PART I

Item 1.     Business

     Overview

      We are the world’s largest package delivery company and a leading global provider of specialized transportation and logistics services. We were founded in 1907 as a private messenger and delivery service in the Seattle, Washington area. Over the past 97 years, we have expanded from a small regional parcel delivery service into a global company. We deliver packages each business day for 1.8 million shipping customers to 6.1 million consignees. In 2003, we delivered an average of more than 13 million pieces per day worldwide. Total revenue in 2003 was over $33 billion. We focus on the movement of goods, information and funds, and we seek to synchronize the world of commerce.

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

     Competitive Strengths

      Our competitive strengths include:

      Global Reach and Scale. We believe that our integrated global ground and air network is the most extensive in the industry. We operate a ground fleet of more than 88,000 vehicles, ranging from custom-built delivery vehicles to large tractors and trailers, and almost 600 airplanes. In the U.S., we estimate that our integrated door-to-door delivery system carries goods having a value in excess of 6% of the U.S. gross domestic product, or 2% of the world’s GDP, and we reach all U.S. businesses and residential addresses. We are the ninth largest airline in North America and eleventh largest in the world. Our primary air hub is located in Louisville, Kentucky.

      We established our first European operation in Germany in 1975 and expanded it as the single market created by the European Union drove the need for pan-European delivery services. We believe we have the most comprehensive integrated delivery and information services portfolio of any carrier in Europe.

      Through more than two dozen alliances with Asian delivery companies that supplement company-owned operations, we currently serve more than 40 Asia Pacific countries and territories. With among the fastest growing economies in the world, China and India represent two of our most promising opportunities.

      We also are the largest air cargo carrier and a leading logistics provider in Latin America and the Caribbean. We have formed alliances with a number of service providers in countries throughout that region.

      Our Canadian operations include both intra-Canada and import/export capabilities, effectively linking two of the world’s most significant trading partners — U.S. and Canada. We offer delivery to all addresses throughout Canada, and we are the only carrier to offer guaranteed 8:00 a.m. delivery next day to all major Canadian cities.

      Technology Systems. We continue to be a global leader in merging technology with business processes to improve operations and provide new or enhanced services to customers worldwide. We have developed a strong global capability as a mover of electronic information. We daily transmit approximately 3 million packets of tracking data via wireless networks, and we currently collect electronic data on 93% of the packages that move through our U.S. system each day — more than any of our competitors.

      In 2003 we announced plans for significant improvements to our package sorting and delivery systems. We expect to invest $600 million over the next several years to simplify and optimize our package sorting and delivery systems, which we believe will result in significant gains in efficiency, reliability and flexibility. Once the systems are fully deployed in over 1,000 of our package sorting facilities, which we estimate to be completed in 2007, we anticipate achieving reductions in operating costs of approximately $600 million annually. These savings will be realized through productivity improvements, as well as in savings resulting from driving an estimated 100 million fewer miles each year.

      Technology powers virtually every service we offer and every operation we perform. Our technology initiatives continue to be driven by the needs of customers. We provide the infrastructure for an Internet presence that extends to more than 60,000 customer web sites that integrate UPS® tools. We offer a variety of on-line service options that enable our customers to integrate UPS functionality into their own businesses not only to conveniently send, manage and track their shipments, but to provide their own customers with better information services.

      E-Commerce Capabilities. We are a leading participant in and facilitator of global e-commerce, which we define as the use of networked computer technology to facilitate the three flows of commerce: funds, goods and information. According to Forrester Research, by 2008, online retail sales should reach $230 billion. Forrester Research also reports that online retail sales will grow to $123 billion in 2004. We enable our customers around the world to thrive in this environment by providing a portfolio of technology solutions that streamline their shipment processing and integrate critical transportation information into their business processes.

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

      Customer Relationships. We focus on building and maintaining long-term customer relationships. We deliver an average of more than 13 million packages each business day for 1.8 million shipping customers to 6.1 million consignees. In addition to daily pick-up, thousands of customers access us daily through UPS On-Call PickupSM for air delivery services, about 45,000 drop-boxes, over 8,000 independently owned authorized shipping outlets, and more than 3,000 independently owned and operated The UPS StoreTM locations

      We place significant value on the quality of our customer relationships, and we conduct comprehensive research to monitor customer perceptions. Since 1993, we have conducted telephone interviews with shipping decision-makers virtually every business day to determine their satisfaction with small package carriers and perception of performance on 17 key categories of service factors. Results from this survey for the second half of 2003 were the highest we have ever achieved.

      Brand Equity. We have built the leading and most trusted brand in our industry. Our reputation for quality service, reliability and product innovation is unmatched. The distinctive appearance of our vehicles and the friendliness and helpfulness of our drivers are major contributors to our brand equity.

      In 2003 we introduced our first new logo in 42 years. The change was more than cosmetic; it signals our commitment to provide more comprehensive solutions to meet our customers’ needs and to be the leader of the broader business arena of synchronized commerce.

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

      Our long-standing policy of “promotion from within” complements our tradition of employee ownership, and this policy makes it generally unnecessary for us to hire managers and executive officers from outside UPS. The vast majority of our management team began their careers as full-time or part-time hourly UPS employees, and have since spent their entire careers with us. Our chief executive officer and many of our executive officers have more than 30 years of service with us and have accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all of our shareowners.

      Financial Strength. Our balance sheet reflects financial strength that few companies can match. As of December 31, 2003, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $4.0 billion and shareowners’ equity of $14.9 billion. Long-term debt was $3.1 billion. We carry long-term debt ratings of AAA/Aaa from Standard and Poor’s and Moody’s, respectively. Our financial strength gives us the resources to achieve global scale and to make investments in technology, transportation equipment and buildings in our existing businesses as well as to pursue strategic opportunities which will facilitate our growth.

     Growth Strategy

      Our growth strategy takes advantage of our competitive strengths while maintaining our focus on meeting or exceeding our customers’ requirements. The principal components of our growth strategy are:

      Build on Our Leadership Position in Our U.S. Business.     Our U.S. package operation is the foundation of our business. We believe that our tradition of reliable package delivery service, our experienced and dedicated employees and our unmatched integrated air and ground network provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase core domestic revenues through cross-selling our existing and new services to our large and diverse customer base, to limit the rate of expense growth and to employ technology-driven efficiencies to increase operating profit.

      Our vision is to continue growing UPS’s package business by leading the transformation of supply chain management into the broader business arena of synchronized commerce, where the flow of goods, information and funds are seamlessly connected to help our customers grow their businesses.

      Continue International Expansion. We have built a strong international presence through significant investments over a number of decades. The international package delivery market has grown, and continues to grow, at a faster rate than the U.S. market. We plan to utilize our worldwide infrastructure and broad product portfolio to continue to grow high-margin premium services and to implement cost, process and technology improvements in our international operations.

      Europe is our largest region outside the United States, followed by Asia. Both of these regions offer significant opportunities for growth. The expansion of the European Union to include several Eastern European and Baltic countries will create even greater economic cohesion. Growth in Asia will be driven by improving demographic and economic trends throughout the region, with specific emphasis on China and India.

      Provide Comprehensive Supply Chain Solutions. Many businesses outsource the management of all or part of their supply chains to streamline and gain efficiencies, to strengthen their balance sheets, to support new business models and to improve service. Companies’ global supply chains are growing increasingly complicated. They are vulnerable to significant disruptions and increased regulations. This is creating further demand for a global service offering that incorporates transportation, distribution and international trade services with financial and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

•	We manage supply chains for major companies in 120 countries, with about 25 million square feet of distribution space and over 750 facilities worldwide.

•	We focus on technology, supply chain redesign, and management-based solutions for our customers rather than solely on more traditional asset-based logistics such as warehouses and vehicle fleets. We have built valuable intellectual capital in specific high growth industries such as healthcare and high-tech.

•	We provide a broad range of transportation solutions to customers worldwide, including air, ocean and ground freight, as well as customs brokerage and trade and materials management. We provide standardized service and specialized distribution facilities and services adapted to the unique supply chains of specific industries such as healthcare, high-tech, consumer retail and automotive.

•	We offer a portfolio of financial services that provide customers with short- and long-term financing, secured lending, working capital, government guaranteed lending, lines of credit, global trade financing, credit cards and equipment leasing.

      Leverage Our Leading-Edge Technology and E-Commerce Advantage.     We believe that e-commerce will drive smaller and more frequent shipments and provide a strong complement to our core delivery service offerings.

      Our goals are to provide our customers with easy-to-use, flexible technology offerings that streamline their shipment processing and integrate critical transportation information into their business processes, helping them create supply chain efficiencies, improve their cash flows and serve their customers. Our leading-edge technology has enabled our e-commerce partners to integrate our shipping functionality and information solutions into their e-commerce product suites. Our partners’ products are being installed throughout the Internet, and we expect these integrated systems to provide us with a competitive advantage as they allow our customers to provide better decision-making information and improve customer service.

      Pursue Strategic Acquisitions and Global Alliances. Strategic acquisitions and global alliances play a significant role in spurring growth. We look for opportunities that:

•	complement our domestic package business;

•	build our global brand;

•	enhance our technological capabilities or service offerings;

•	lower our costs; or

•	expand our geographic presence and managerial expertise.

     Domestic Package Products and Services

      For most of our history, we have been engaged primarily in the delivery of packages traveling by ground transportation. We expanded this service gradually, and today our standard ground service is available to every address in the 48 contiguous United States. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth.

      In addition to our standard ground delivery product, UPS Hundredweight Service® offers discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient at one address and shipped on the same day. Customers may realize significant savings on these shipments compared to less-than-truckload or air freight forwarder published rates.

      We provide domestic air delivery throughout the United States. UPS Next Day Air® offers guaranteed next business day delivery by 10:30 a.m. to more than 74% of the United States population and delivery by noon to areas covering an additional 15% of the population. We offer Saturday delivery for UPS Next Day Air shipments for an additional fee.

      We offer additional services, such as Consignee Billing, Quantum View Manage, Delivery Confirmation and UPS ReturnsSM, to customers that require customized package distribution solutions.

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

      We also have a portfolio of UPS domestic services in 20 major countries throughout the world, which provide our customers time-definite delivery options for packages moving between points within those countries.

      Europe is our largest region outside the United States. Transborder services, or the movement of packages within the European Union, are proving to be the growth engine in this region. To accommodate growth opportunities across the whole of Europe, we have expanded and further automated our major air hub in Cologne, Germany.

      We continue to invest in infrastructure and technology in Asia. In April 2002, we opened a new intra-Asia hub at Clark Air Force Base in Pampanga, Philippines to enable future growth in the region. This hub allows us to compete more effectively in the Asian express market and improve our Europe/Asia service. We previously acquired landing slots on the new runway at Tokyo’s Narita Airport, which have resulted in enhanced access and connections to the intra-Asia hub. We received from the U.S. Department of Transportation the authority to expand service to and through Hong Kong, including permanent authority to fly from Hong Kong to other cities, specifically to our Cologne hub in Europe. This routing was implemented in October 2003. In addition, Thailand was directly linked to the intra-Asia network with new flights beginning in October 2003. We continue our development efforts in the fast-growing China market.

      We believe that there is long-term potential for us to expand our service offerings in Latin America. To this end, we have realigned our delivery capabilities between key cities in the Mercosur and other trade blocs and continue to benefit from our Americas International Gateway in Miami, Florida. This gateway complements our operations in Florida and Latin America and represents our commitment to the Americas market.

      Mexico and Canada are also important to our international activity. We created UPS Trade DirectSM Cross Border service to manage movements to the U.S. from these countries. This service combines UPS’s small package, freight and brokerage capabilities to create an integrated, streamlined and economical door-to-door solution for customers with complex cross-border distribution needs.

      We also have introduced UPS Trade Direct Ocean™, a service that transforms ocean container movements into pre-labeled small packages or less-than-truckload shipments. When the goods arrive in the U.S., packages are deconsolidated and entered into the UPS system, eliminating the receiving, sorting and handling necessary in distribution centers. This service significantly cuts the supply chain cycle from point of origin to consignee. It also provides our customers with faster time to market, reduced costs, increased visibility and better management of their global supply chain.

      The Trade Direct portfolio of services reflects both our small package and supply chain solutions capabilities, uniquely combined to provide new value to our customers.

     Non-Package Products and Services

     Supply Chain Services

      UPS Supply Chain Solutions™ meets customers’ supply chain needs by selecting the most appropriate solution from a portfolio of over 60 services. Among these are:

•	Logistics and Distribution: supply chain management, distribution center design, planning and management, order fulfillment, inventory management, receiving and shipping, service parts logistics, reverse logistics and cross docking.

•	International Trade Management: freight forwarding, full-service customs brokerage and international trade consulting.

•	Transportation and Freight: air, ocean, rail and ground freight utilizing UPS and other carriers, and multimodal transportation network management.

      Other supply chain services are available through UPS CapitalSM and UPS ConsultingSM:

•	Financial: asset-based lending, global trade finance and export-import lending.

•	Consulting: strategic supply chain design and re-engineering advice.

     Electronic Services

      We provide a variety of UPS on-line solutions that support automated shipping and tracking.

•	UPS OnLine® WorldShip® helps shippers streamline their shipping activities by processing shipments, printing address labels, tracking packages and providing management reports, all from a desktop computer.

•	UPS CampusShip® is a web-based, UPS-hosted distributed shipping solution that allows employees of companies with multiple facilities and decentralized workforces to easily process and ship packages with UPS from their computer desktops. At the same time, the system gives transportation and mailroom decision-makers centralized control over shipping procedures and costs.

•	UPS Internet Shipping is a quick and convenient way to ship packages using the web without installing additional software.

•	UPS OnLine® Host Access provides electronic connectivity between UPS and the shipper’s host computer system, linking UPS shipping information directly to all parts of the customer’s organization.

•	UPS Ready® encompasses electronic solutions provided by third-party vendors that benefit customers who want to automate their shipping and tracking processes.

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

      UPS.com® receives more than 115 million hits and processes over 9.1 million package tracking transactions daily. A growing number of those tracking requests now come from customers in the 35 countries that have wireless access to UPS tracking information. Businesses in 46 countries also can download UPS OnLine Tools™ to their own websites for direct use by their customers. This allows users to access the information they need without leaving our customers’ websites.

     Sales and Marketing

      The UPS worldwide sales organization includes both our traditional U.S. domestic and international small package delivery business and our Supply Chain Solutions group. Globally, we have 5,700 direct sales resources.

      This field sales organization consists primarily of locally based account executives assigned to our individual operating units. For our largest multi-shipping site customers, we manage sales through an organization of regionally based account managers, reporting directly to our corporate office.

      Our sales force also includes specialized groups that work together with our general sales organization to support the sale of e-commerce and customer technology solutions, international package delivery, LTL and freight transportation, and warehousing and distribution services.

      Our worldwide marketing organization also supports both our traditional U.S. domestic and international small package delivery business and our Supply Chain Solutions group. Our corporate marketing function is engaged in market and customer research, brand management, rate-making and revenue management policy, new product development, product portfolio management, marketing alliances and e-commerce, including the non-technical aspects of our web presence. Advertising, public relations, and most formal marketing communications are centrally developed and controlled.

      In addition to our corporate marketing group, field-based marketing personnel are assigned to our individual operating units, and are primarily engaged in business planning, bid preparation and revenue management activities. These local marketing teams support the execution corporate initiatives while also managing limited promotional and public relations activities pertinent to their local markets.

     Employees

      As of December 31, 2003, we had approximately 355,000 employees.

      We have received numerous awards and wide recognition as an employer-of-choice, including the following:

•	In 2003, we were named one of FORTUNE magazine’s “Diversity Elite — 50 Best Companies for Minorities” for the fifth consecutive year.

•	We were named the NAACP Corporate Citizen of the Year for 2002.

•	We received the National Urban League’s Corporate Leadership Award in 2003 for our longstanding support of the National Urban League.

•	We received the Ron Brown Award for Corporate Leadership in 2001.

•	Hispanic Magazine recognized us in 2003 as a leader in its annual “Corporate 100,” a list of companies providing the most opportunities for Hispanics.

•	In 2003, Div2000.com ranked UPS 13th in its annual “America’s Top Organizations for Multicultural Business Opportunities.”

•	In 2002, for the third consecutive year, we were named a top corporation for women’s business enterprises by the Women’s Business Enterprise National Council (WBENC).

      As of December 31, 2003, we had approximately 228,000 employees (64% of our total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable January 1, 2004. Negotiations are ongoing with the assistance of the National Mediation Board. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

      We believe that our relations with our employees are good.

     Competition

      We are the largest package delivery company in the world, in terms of both revenue and volume. We offer a broad array of services in the package delivery industry and, therefore, compete with many different companies and services on a local, regional, national and international basis. Our competitors include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our major competitors include the United States Postal Service, FedEx, DHL Worldwide Express, Deutsche Post and TNT Post Group.

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

      The FAA has issued rules mandating repairs on all Boeing Company and McDonnell-Douglas Corporation aircraft that have completed a specified number of flights, and also has issued rules requiring a corrosion control program for Boeing Company aircraft. Our total expenditures under these programs for 2003 were about $8 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

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

     Where You Can Find More Information

      We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge through the investor relations page of our website, located at www.ups.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

      We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available in the governance section of the investor relations page of our website, located at www.ups.com. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events in the governance section of our investor relations website.

      Our Corporate Governance Guidelines and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available free of charge in the governance section of the investor relations page of our website.

      See Footnote 12 to our consolidated financial statements for financial information regarding our industry segments and geographic areas in which we operate.

Item 1A.	Executive Officers of the Registrant

		Principal Occupation
		and Employment For
Name and Office	Age	the Last Five Years

David P. Abney
Senior Vice President and President, UPS International	48	Senior Vice President and President, UPS International (2003 to present), UPS/Fritz Companies Integration Manager (2001 to 2002), UPS SonicAir® Manager (1995 to 2000).
John J. Beystehner
Senior Vice President, Chief Operating Officer and President — UPS Airlines	52	Chief Operating Officer (2004 to present), President — UPS Airlines (2004 to present), Senior Vice President (1999 to present), Marketing Group Manager (2001 to 2003), Worldwide Sales Group Manager (1997 to 2003).
Calvin Darden
Senior Vice President and Director	54	Senior Vice President and U.S. Operations Manager (1998 to present), Director (2001 to present).
D. Scott Davis
Senior Vice President, Chief Financial Officer and Treasurer	52	Senior Vice President, Chief Financial Officer and Treasurer (2001 to present), Vice President — Finance (2000 to 2001), Chief Executive Officer of Overseas Partners Ltd. (1999 to 2000).
Michael L. Eskew
Chairman and Chief Executive Officer	54	Chairman and Chief Executive Officer (2002 to present), Vice Chairman (2000 to 2001), Executive Vice President (1999 to 2001), Director (1998 to present), Corporate Development Group Manager (1999 to 2000), Senior Vice President (1996 to 1999), Engineering Group Manager (1996 to 2000).

		Principal Occupation
		and Employment For
Name and Office	Age	the Last Five Years

Allen E. Hill
Senior Vice President and Secretary	48	Senior Vice President, Secretary and Legal and Public Affairs Group Manager (2004 to present), Corporate Legal Department Manager (1995 to 2003).
Kurt P. Kuehn
Senior Vice President	49	Senior Vice President and Worldwide Sales and Marketing Group Manager (2004 to present), Vice President, Investor Relations (1999 to 2003).
Kenneth W. Lacy
Senior Vice President and Chief Information Officer	54	Senior Vice President and Chief Information Officer (1996 to present).
Christopher D. Mahoney
Senior Vice President	56	Senior Vice President (1998 to present), Transportation Group Manager (2001 to present), Labor Relations Group Manager (2001 to present), U.S. Operations Manager (1998 to 2001), Region Manager (1990 to 1998).
John J. McDevitt
Senior Vice President	45	Senior Vice President, Strategic Integration (2003 to present), Air Region Manager (2001 to 2002), Corporate Labor Relations Manager (1996 to 2000).
Joseph M. Pyne
Senior Vice President	56	Senior Vice President (1996 to present), Supply Chain Solutions Group Manager (2002 to present), Corporate Development Group Manager (2000 to 2002), Marketing Group Manager (1996 to 2001).
Lea N. Soupata
Senior Vice President and Director	53	Senior Vice President and Human Resources Group Manager (1995 to present), Director (1998 to present).

Item 2.	Properties

     Operating Facilities

      We own our headquarters, which are located in Atlanta, Georgia and consist of about 735,000 square feet of office space on an office campus, and our UPS Supply Chain Solutions group’s headquarters, which are located in Alpharetta, Georgia and consist of about 310,000 square feet of office space.

      We also own our 27 principal U.S. package operating facilities, which have floor spaces that range from about 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,000 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

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

Fleet

     Aircraft

      The following table shows information about our aircraft fleet as of December 31, 2003:

		Short-term
		Leased or
	Owned and	Chartered
	Capital	From	On	Under
Description	Leases	Others	Order	Option

McDonnell-Douglas DC-8-71	23	—	—	—
McDonnell-Douglas DC-8-73	26	—	—	—
Boeing 727-100.	51	—	—	—
Boeing 727-200.	2	—	—	—
Boeing 747-100.	9	—	—	—
Boeing 747-200.	4	3	—	—
Boeing 757-200.	75	—	—	—
Boeing 767-300.	32	—	—	—
Boeing MD-11.	12	—	5	18
Airbus A300-600.	32	—	58	42
Other	—	313	—	—

Total	266	316	63	60

      We maintain an inventory of spare engines and parts for each aircraft.

      All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

      During 2003, we took delivery of eight Airbus A300-600 aircraft and six Boeing MD-11 aircraft. We have firm commitments to purchase three Boeing MD-11 aircraft in 2004 and 58 Airbus A300-600 aircraft between 2004 and 2009. We expect to take delivery of four Boeing MD-11 aircraft and eight Airbus A300-600 aircraft during 2004. We also have options to purchase 18 Boeing MD-11 aircraft between 2005 and 2010 and 42 Airbus A300-600 aircraft between 2004 and 2012.

Vehicles

      We operate a ground fleet of more than 88,000 package cars, vans, tractors and motorcycles.

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

      While expressly denying any and all liability, the parties have obtained preliminary court approval of a global settlement resolving all claims and all cases in the MDL Proceeding. The proposed settlement requires several steps before it becomes final, including notice to the settlement class, and obtaining final court approval. If the proposed settlement becomes final, we would provide to qualifying settlement class members vouchers toward the purchase of specified UPS services and pay a portion of the plaintiffs’ attorneys’ fees, the total amount of which will be determined by the Court. The ultimate cost to us of the proposed settlement will depend on a number of factors. We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations or liquidity.

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

      The following is a summary of our Class B common stock price activity and dividend information for 2003 and 2002. Our Class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

				Dividends
	High	Low	Close	Declared

2003:
First Quarter	$64.48	$53.00	$57.00	$0.21
Second Quarter	$64.32	$56.52	$63.70	$0.21
Third Quarter	$64.99	$61.17	$63.80	$0.25
Fourth Quarter	$74.86	$63.76	$74.55	$0.25
2002:
First Quarter	$61.24	$54.25	$60.80	$0.19
Second Quarter	$63.00	$57.75	$61.75	$0.19
Third Quarter	$67.10	$58.80	$62.53	$0.19
Fourth Quarter	$64.50	$58.50	$63.08	$0.19

      As of February 28, 2004, there were 169,751 and 14,409 record holders of Class A and Class B stock, respectively.

      The policy of our board of directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the board of directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

      On February 12, 2004, our board declared a dividend of $0.28 per share, which is payable on March 9, 2004 to shareowners of record on February 23, 2004.

Item 6.     Selected Financial Data

      The following table sets forth selected financial data for each of the five years in the period ended December 31, 2003 (amounts in millions, except per share amounts). This financial data should be read in conjunction with our Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial data appearing elsewhere in this report.

Selected Income Statement Data

	Years Ended December 31,

	2003	2002	2001	2000	1999

Revenue:
U.S. domestic package	$25,022	$23,924	$23,997	$24,002	$22,313
International package	5,561	4,680	4,245	4,078	3,718
Non-package	2,902	2,668	2,079	1,418	841

Total revenue	33,485	31,272	30,321	29,498	26,872
Operating expenses:
Compensation and benefits	19,328	17,940	17,397	16,546	15,285
Other	9,712	9,236	8,962	8,440	7,682

Total operating expenses	29,040	27,176	26,359	24,986	22,967
Operating profit (loss):
U.S. domestic package	3,272	3,576	3,620	3,929	3,506
International package	709	322	125	277	230
Non-package	464	198	217	306	169

Total operating profit	4,445	4,096	3,962	4,512	3,905
Other income (expense):
Investment income	18	63	159	527	197
Interest expense	(121)	(173)	(184)	(205)	(228)
Gain on redemption of long-term debt	28	—	—	—	—
Tax assessment	—	1,023	—	—	(1,786)

Income before income taxes	4,370	5,009	3,937	4,834	2,088
Income taxes	(1,472)	(1,755)	(1,512)	(1,900)	(1,205)
Cumulative effect of changes in accounting principles	—	(72)	(26)	—	—

Net income	$2,898	$3,182	$2,399	$2,934	$883

Per share amounts:
Basic earnings per share	$2.57	$2.84	$2.13	$2.54	$0.79
Diluted earnings per share	$2.55	$2.81	$2.10	$2.50	$0.77
Dividends declared per share	$0.92	$0.76	$0.76	$0.68	$0.58
Weighted Average Shares Outstanding
Basic	1,128	1,120	1,126	1,153	1,121
Diluted	1,138	1,134	1,144	1,175	1,141
As Adjusted Net Income Data:
Net income	$2,772 (1)	$2,422 (2)	$2,425 (3)	$2,795 (4)	$2,325 (5)
Basic earnings per share	$2.46	$2.16	$2.15	$2.42	$2.07
Diluted earnings per share	$2.44	$2.14	$2.12	$2.38	$2.04

Selected Balance Sheet Data

	As of December 31,

	2003	2002	2001	2000	1999

Working capital	$4,335	$3,183	$2,811	$2,623	$5,994
Long-term debt	3,149	3,495	4,648	2,981	1,912
Total assets	28,909	26,357	24,636	21,662	23,028
Shareowners’ equity	14,852	12,455	10,248	9,735	12,474

(1)	Excludes (on an after-tax basis) the gain on sale of Mail Technologies ($14 million) and Aviation Technologies ($15 million), the gain on redemption of long-term debt ($18 million), the loss on impairment of investments ($37 million), a reduction of income tax expense due to a lower effective tax rate from improvements in state income taxes ($39 million), a reduction of income tax expense due to the resolution of various tax contingency matters ($55 million), and a reduction of income tax expense from a favorable ruling on the tax treatment for jet engine maintenance costs ($22 million).

(2)	Excludes (on an after-tax basis) $121 million gain related to change in vacation policy, $65 million restructuring charge and related expenses, $72 million charge related to the adoption of FAS 142, and $776 million gain related to the settlement of a previously established tax assessment liability.

(3)	Excludes $26 million after-tax charge related to the adoption of FAS 133.

(4)	Excludes (on an after-tax basis) $145 million in investment gains, a $29 million gain on the sale of our UPS Truck Leasing subsidiary, and a $35 million charge related to an arbitration ruling under our 1997 contract with the Teamsters.

(4)	Excludes a $1.442 billion tax assessment charge.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended
	December 31,		Change

	2003	2002	$	%

Revenue (in millions):
U.S. domestic package:
Next Day Air	$5,580	$5,349	$231	4.3%
Deferred	2,982	2,868	114	4.0
Ground	16,460	15,707	753	4.8

Total U.S. domestic package	25,022	23,924	1,098	4.6
International package:
Domestic	1,134	943	191	20.3
Export	4,001	3,276	725	22.1
Cargo	426	461	(35)	(7.6)

Total International package	5,561	4,680	881	18.8
Non-package:
UPS Supply Chain Solutions	2,126	1,969	157	8.0
Other	776	699	77	11.0

Total Non-package	2,902	2,668	234	8.8

Consolidated	$33,485	$31,272	$2,213	7.1%

			#

Average Daily Package Volume (In thousands):
U.S. domestic package:
Next Day Air	1,185	1,111	74	6.7%
Deferred	918	895	23	2.6
Ground	10,268	10,112	156	1.5

Total U.S. domestic package	12,371	12,118	253	2.1
International package:
Domestic	786	779	7	0.9
Export	481	443	38	8.6

Total International package	1,267	1,222	45	3.7

Consolidated	13,638	13,340	298	2.2%

Operating days in period	252	252

			$

Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$18.69	$19.11	$(0.42)	(2.2)%
Deferred	12.89	12.72	0.17	1.3
Ground	6.36	6.16	0.20	3.2
Total U.S. domestic package	8.03	7.83	0.20	2.6
International package:
Domestic	5.73	4.80	0.93	19.4
Export	33.01	29.35	3.66	12.5
Total International package	16.08	13.70	2.38	17.4
Consolidated	$8.77	$8.37	$0.40	4.8%

	Year Ended
	December 31,		Change

	2002	2001	$	%

Revenue (in millions):
U.S. domestic package:
Next Day Air	$5,349	$5,433	$(84)	(1.5)%
Deferred	2,868	2,893	(25)	(0.9)
Ground	15,707	15,671	36	0.2

Total U.S. domestic package	23,924	23,997	(73)	(0.3)
International package:
Domestic	943	907	36	4.0
Export	3,276	2,931	345	11.8
Cargo	461	407	54	13.3

Total International package	4,680	4,245	435	10.2
Non-package:
UPS Supply Chain Solutions	1,969	1,479	490	33.1
Other	699	600	99	16.5

Total Non-package	2,668	2,079	589	28.3

Consolidated	$31,272	$30,321	$951	3.1%

			#

Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,111	1,116	(5)	(0.4)%
Deferred	895	917	(22)	(2.4)
Ground	10,112	10,317	(205)	(2.0)

Total U.S. domestic package	12,118	12,350	(232)	(1.9)
International package:
Domestic	779	805	(26)	(3.2)
Export	443	408	35	8.6

Total International package	1,222	1,213	9	0.7

Consolidated	13,340	13,563	(223)	(1.6)%

Operating days in period	252	252

			$

Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$19.11	$19.32	$(0.21)	(1.1)%
Deferred	12.72	12.52	0.20	1.6
Ground	6.16	6.03	0.13	2.2
Total U.S. domestic package	7.83	7.71	0.12	1.6
International package:
Domestic	4.80	4.47	0.33	7.4
Export	29.35	28.51	0.84	2.9
Total International package	13.70	12.56	1.14	9.1
Consolidated	$8.37	$8.14	$0.23	2.8%

Operating Profit

      The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Year Ended
	December 31,		Change

Operating Segment	2003	2002	$	%

U.S. domestic package	$3,272	$3,576	$(304)	(8.5)%
International package	709	322	387	120.2
Non-package	464	198	266	134.3

Consolidated Operating Profit	$4,445	$4,096	$349	8.5%

	Year Ended
	December 31,		Change

Operating Segment	2002	2001	$	%

U.S. domestic package	$3,576	$3,620	$(44)	(1.2)%
International package	322	125	197	157.6
Non-package	198	217	(19)	(8.8)

Consolidated Operating Profit	$4,096	$3,962	$134	3.4%

Non-GAAP Financial Measures

      In the discussion and analysis below and in “Selected Financial Data”, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of this information is considered “non-GAAP financial measures” under Securities and Exchange Commission rules. Specifically, we refer to operating profit, operating margin, net income and earnings per share on an “as adjusted” basis, excluding certain transactions that we believe are not indicative of future results. We have presented these measures since we believe that meaningful analysis of our financial performance requires an understanding of the factors underlying that performance and our judgments about the likelihood that particular factors will repeat. When these “non-GAAP financial measures” have been used, we have provided reconciliations of these adjusted measures to the appropriate GAAP measure for comparability purposes.

U.S. Domestic Package Operations

2003 compared to 2002

      U.S. domestic package revenue increased $1.098 billion, or 4.6%, for the year, which was driven by a 2.1% increase in average daily package volume and a 2.6% increase in revenue per piece. Ground volume increased by 1.5% in 2003, reversing a 2.0% decline in 2002, reflecting the improving U.S. economy and the impact that labor negotiations had on lowering volume during portions of 2002. The volume for our UPS Next Day Air products increased by 6.7% during the year, driven by double-digit growth in overnight letters which was influenced by the strength in mortgage refinancing activity during 2003. The increase in U.S. domestic average daily package volume was more significant in the latter half of the year. In the third and fourth quarters of 2003, total U.S. domestic average daily package volume increased 3.2% and 4.9%, respectively.

      The overall improvement in revenue per piece was primarily due to the rate increase that became effective in January 2003, with some additional benefit from the fuel surcharge as described below. The decline in revenue per piece for the Next Day Air products, and the relatively smaller increase for the deferred products, was primarily due to the relatively higher growth in letter volume compared with the growth in package volume for these products.

      On January 6, 2003, we increased rates for standard ground shipments an average of 3.9% for commercial deliveries. The ground residential surcharge increased $0.05 to $1.15 over the commercial ground rate. The additional delivery area surcharge added to residential deliveries in certain ZIP codes increased $0.25 to $1.75. Rates for UPS Hundredweight increased 5.9%. In addition, we increased rates for UPS Next Day Air an average of 3.4% and increased rates for deferred services by 4.5%.

      Rates for international shipments originating in the United States (UPS Worldwide Express, UPS Worldwide Express Plus, UPS Worldwide Expedited and UPS Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the United States generally are made throughout the year and vary by geographic market.

      During 2003, the index-based fuel surcharge reset on a monthly basis and was based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy. Based on published rates, the average fuel surcharge increased to 1.47% in 2003 from 0.78% in 2002, resulting in an increase in fuel surcharge revenue of $144 million. Effective in 2004, we have discontinued the fuel surcharge on ground service, while a new indexed surcharge is being applied to our Next Day Air and deferred products. This new fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. This change will have a negative impact on revenue for our ground products, while having a beneficial impact on revenue for our Next Day Air and deferred products.

      U.S. domestic package operating profit declined $304 million, or 8.5%, primarily due to the slow volume and revenue growth combined with an increase in operating expenses (discussed further below under the section titled “operating expenses and operating margin”). U.S. domestic package operating profit increased 2.0% in the third quarter and decreased by 9.4% in the fourth quarter. However, in the fourth quarter of 2002, U.S. domestic package operating profit benefited from a $175 million credit due to a change in our vacation policy for non-union employees. Without the vacation-related credit in the 2002 results, fourth quarter operating profit would have increased 9.6% and the decline for the year ending December 31, 2003 would have been $129 million, or 3.8%.

2002 compared to 2001

      U.S. domestic package revenue decreased $73 million, or 0.3%, for the year. This decrease was driven by a 1.9% decrease in average daily package volume, and partially offset by a 1.6% increase in revenue per piece. The decline in volume was a result of the impact of volume diversion to competitors prior to the agreement reached on a new six-year contract with the International Brotherhood of Teamsters, combined with the continued weakness in the U.S. economy. The decline in volume was most pronounced in the period surrounding the July 31, 2002 expiration date of the previous contract.

      On January 7, 2002, we increased rates for standard ground shipments an average of 3.5% for commercial deliveries. The ground residential charge increased $0.05 to $1.10 over the commercial ground rate, and this charge also was applied to express deliveries in 2002. The additional delivery area surcharge added to residential deliveries in certain ZIP codes, remained at $1.50, and also was applied to express deliveries in 2002. Rates for UPS Hundredweight increased 5.9%.

      We also increased rates for UPS Next Day Air, UPS Next Day Air Saver, UPS 2nd Day Air, and 3 Day Select an average of 4.0%. The surcharge for UPS Next Day Air Early A.M. increased from $27.50 to $28.50. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.9%. Rate changes for shipments originating outside the U.S. were made throughout 2002 and varied by geographic market.

      An index-based fuel surcharge, which began in February 2002 and reset on a monthly basis, replaced a fixed fuel surcharge of 1.25%. The indexed surcharge was based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy. Based on published rates, the average fuel surcharge for the year ended December 31, 2002 was 0.78%. Approximately $251 million in revenue was recorded in 2002 as a result of our fuel surcharge, a decrease of $97 million from the prior year.

      U.S. domestic package operating profit decreased $44 million, or 1.2%, for 2002, primarily due to the decrease in average daily volume discussed previously and an increase in operating expenses (discussed further below). In 2002, operating profit benefited from a credit to operating expense of $175 million that occurred related to a change in our vacation policy for non-union employees. In 2001, we recorded a credit to expense related to the Air Transportation Safety and System Stabilization Act, which benefited the U.S. domestic package segment by $28 million.

International Package Operations

2003 compared to 2002

      International package revenue improved $881 million, or 18.8%, for the year due primarily to the 8.6% volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency. Revenue increased $443 million during the year due to currency fluctuations. Export volume increased throughout the world, with Asia-Pacific, Canada, and the Americas showing double-digit export volume growth, and U.S. and European export volume increasing slightly over 6%. European export volume growth was adversely impacted by the strength of the Euro and the weak European economy. Domestic volume increased 0.9% for the year, which reverses a 3.2% decline from the previous year, and was also negatively affected by the weak European economy.

      Export revenue per piece increased 12.5% for the year (3.3% currency-adjusted), due to improvements in product mix and continued focus on yield management. In total, international average daily package volume increased 3.7% and average revenue per piece increased 17.4% (6.2% currency-adjusted). The 7.6% decline in cargo revenue during the year was largely due to a reduction of flights in our air network in the Americas.

      The improvement in operating profit for our international package operations was $387 million for the year, $117 million of which was due to favorable currency fluctuations. This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously. In 2002, international operating profit benefited from an $11 million credit to operating expense as a result of a change in our vacation policy for non-union employees.

2002 compared to 2001

      For the year ended December 31, 2002, international package revenue improved $435 million, or 10.2% (8.1% currency-adjusted), due primarily to volume growth for our export products and strong revenue per piece improvements. This volume growth was driven primarily by the Asia-Pacific region, which had an increase in average daily export volume of 17.1%, and the Europe region, which had an increase in average daily export volume of 13.6%. In total, international average daily package volume increased 0.7% and average revenue per piece increased 9.1% (6.8% currency-adjusted).

      The improvement in operating profit for our international package operations was $197 million for the year, $22 million of which was due to currency fluctuations. The increase in operating profit was primarily due to export volume growth of 8.6% and a strong increase in revenue per piece. In addition, the shutdown of the U.S. West Coast ports during the latter part of 2002 had a beneficial impact on our international package results. In 2002, operating profit benefited from an $11 million reduction to expense related to the change in vacation policy. Operating profit in 2002 benefited, compared with 2001, from an $11 million reduction of expense due to the elimination of goodwill amortization. In 2001, operating profit benefited from a $46 million credit to expense related to the Air Transportation Safety and System Stabilization Act.

Non-Package Operations

2003 compared to 2002

      Non-package revenue increased $234 million, or 8.8%, for the year. UPS Supply Chain Solutions, which comprises our former UPS Freight Services and UPS Logistics Group businesses, increased revenue by 8.0% during the year. This increase was due to growth in our supply chain management and other logistics businesses, with international revenues growing faster than in the U.S., partially as a result of favorable currency fluctuations. Favorable currency fluctuations accounted for $74 million of the increase in revenue. Freight forwarding revenue increased at a slower rate, which was influenced by global economic conditions and increased air revenue in 2002 as a result of the work disruption at U.S. west coast ports. The remainder of our non-package operations, which includes Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital Corp., our mail and consulting services and our excess value package insurance business, increased revenue by 11.0% for the year, primarily due to increased franchise revenue at Mail Boxes Etc. and strong results from our Mail Innovations unit.

      Non-package operating profit increased $266 million, or 134.3%, for the year. This increase was primarily due to higher operating profit from our Supply Chain Solutions unit, which was driven by the increase in revenue as well as the cost savings produced by our integration and restructuring program. Non-package operating profit in 2002 was reduced by the $106 million restructuring charge and related expenses, and was increased by $11 million due to the change in our vacation policy for non-union employees. Non-package operating profit includes $114 million (compared to $112 million in 2002) of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

      During 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share. The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the non-package segment, and a tax benefit of $38 million recognized in conjunction with the sale. The tax benefit exceeds the pre-tax loss from this sale primarily because the goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes. Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above.

      Also during 2003, we sold our Aviation Technologies business unit and recognized a pre-tax gain of $24 million ($15 million after-tax, or $0.01 per diluted share), which is recorded in other operating expenses within the non-package segment. The operating results of both the Mail Technologies unit and the Aviation Technologies unit were previously included in our non-package segment, and were not material to non-package operating results in any of the periods presented.

2002 compared to 2001

      Non-package revenue increased $589 million, or 28.3% during 2002. 20.4% of this revenue growth was due to acquisitions and the remaining 7.9% was due to organic growth.

      UPS Supply Chain Solutions revenue was up $490 million, or 33.1%, for the year, much of which was due to having a full year of revenue from Fritz Companies Inc., which we acquired in May 2001, and other acquisitions. Revenue growth at Supply Chain Solutions was hindered by the sale of the FedEx brokerage business in March 2002. Excluding the impact of acquisitions and dispositions, UPS Supply Chain Solutions would have reported revenue growth of approximately 8% during 2002.

      Non-package operating profit decreased by $19 million, or 8.8%, for the year. In 2002, operating profit was affected by a restructuring charge and related expenses of $106 million primarily related to the integration of our Freight Services and Logistics Group operations, and an $11 million reduction to expense related to a change in our vacation policy for non-union employees. Operating profit in 2002 benefited, compared with 2001, from a $61 million reduction in goodwill expense as a result of the elimination of goodwill amortization. Non-package operating profit includes $112 million in 2002 (compared to $113 million in 2001) of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

Operating Expenses and Operating Margin

2003 compared to 2002

      Consolidated operating expenses increased by $1.864 billion, or 6.9%, for the year, $398 million of which was due to currency fluctuations in our international package and non-package segments. Compensation and benefits increased by $1.388 billion, or 7.7%, for the year, primarily due to increased health and welfare benefit costs and higher pension expense. Stock-based compensation expense totaled $724 million in 2003, a 14.0% increase over 2002, primarily as a result of increased management incentive awards expense and adopting the measurement provisions of FAS 123 for 2003 stock-based compensation awards.

      Other operating expenses increased by $476 million, or 5.2%, for the year, largely due to a 12.3% increase in occupancy costs, a 10.3% increase in fuel expense, and smaller increases in purchased transportation, repairs and maintenance, and depreciation and amortization. Other operating expenses in 2002 were affected by the $106 million restructuring charge and related expenses incurred in the integration of our Freight Services and Logistics Group operations into our UPS Supply Chain Solutions unit. The growth in other occupancy expense was impacted by higher rent expense on buildings and facilities, higher real estate taxes, and weather-related increases in natural gas and utilities expense. The fuel expense increase was due to higher fuel prices in 2003, somewhat offset by hedging gains and lower fuel usage. The increase in purchased transportation expense was influenced by the impact of currency and growth in our international package and Supply Chain Solutions businesses. The growth in depreciation and amortization reflects the addition of new aircraft, the completion of facilities projects (including UPS Worldport), and increased amortization of capitalized software. The increase in repairs and maintenance was primarily due to higher vehicle, aircraft, and equipment maintenance expense.

      The increase in other expenses was due to a $75 million impairment charge recorded in the fourth quarter of 2003, resulting from an impairment evaluation performed when we permanently removed a number of Boeing 727 and DC-8 aircraft from service. Of the total $75 million impairment charge, $69 million impacted the U.S. domestic package segment and $6 million impacted the international package segment.

      Our operating margin, defined as operating profit as a percentage of revenue, increased to 13.3% in 2003 from 13.1% in 2002. This increase is due to the growth in operating margin in our international package and non-package segments, which benefited from the revenue increases described previously. The operating margin for our three business segments was as follows:

	Year Ended December 31,

		2002

Operating Segment	2003	Reported	As Adjusted	2001

U.S. domestic package	13.1%	14.9%	14.2%	15.1%
International package	12.7%	6.9%	6.6%	2.9%
Non-package	16.0%	7.4%	11.0%	10.4%

      2002 adjusted operating margins exclude the effects of the vacation change, which increased operating profit (U.S. domestic — $175 million, 0.7% effect on operating margin; international package — $11 million, 0.3%; and non-package — $11 million, 0.4%), and the effects of the restructuring charge, which reduced non-package operating profit by $106 million and operating margin by 4.0%.

2002 compared to 2001

      Consolidated operating expenses increased by $817 million, or 3.1%, for the year ended December 31, 2002. Compensation and benefits increased $543 million, or 3.1%, due primarily to increased costs associated with health and retirement benefits. In 2002, compensation and benefits were reduced by the $197 million credit to expense related to the change in our vacation policy for non-union employees.

      Other operating expenses increased by $274 million, or 3.1%, for the year. In 2002, other operating expenses were affected by the $106 million restructuring charge and related expenses. In 2002, depreciation and amortization benefited from the absence of $72 million of expense related to the elimination of goodwill amortization. In 2001, other operating expenses were reduced by $74 million for compensation under the Air Transportation Safety and System Stabilization Act.

      The non-package segment accounted for $513 million of the $817 million total increase in operating expenses. This was principally due to acquisitions that we completed during the first nine months of 2001. Our consolidated operating margin, defined as operating profit as a percentage of revenue, remained at 13.1% during 2001 and 2002.

Investment Income/ Interest Expense

2003 compared to 2002

      The decrease in investment income of $45 million in 2003 is primarily due to a $58 million impairment charge recognized during the first quarter of 2003. We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. During the first quarter of 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios.

      The $52 million decline in interest expense in 2003 was primarily the result of lower commercial paper balances outstanding, lower interest rates on variable rate debt, and lower floating rates on interest rate swaps.

2002 compared to 2001

      The decrease in investment income of $96 million for 2002 is primarily due to a combination of lower interest rates and lower balances available for investment in 2002.

Net Income and Earnings Per Share

2003 compared to 2002

      Net income for 2003 was $2.898 billion, a decrease of $284 million from the $3.182 billion achieved in 2002, resulting in a decrease in diluted earnings per share from $2.81 in 2002 to $2.55 in 2003. Net income in 2002 was favorably impacted by $776 million after-tax ($0.68 per diluted share) resulting from the reversal of a portion of the previously established tax assessment liability, and by $121 million after-tax ($0.11 per diluted share) from the credit to expense as a result of the change in our vacation policy for non-union employees. Net income in 2002 was adversely impacted by $65 million after-tax ($0.06 per diluted share) due to the restructuring charge and related expenses and by $72 million after-tax ($0.06 per diluted share) due to the FAS 142 cumulative expense adjustment. Excluding the effect of the preceeding items, net income for 2002 would have been $2.422 billion, or $2.14 per diluted share.

      Net income in 2003 benefited from the $14 million after-tax gain ($0.01 per diluted share) on the sale of our Mail Technologies unit in the second quarter of 2003, the $15 million after-tax gain ($0.01 per diluted share) on the sale of our Aviation Technologies unit in the third quarter of 2003, and the $18 million after-tax gain ($0.02 per diluted share) due to the redemption of our $300 million cash-settled convertible senior notes. In addition, 2003 income tax expense was reduced by $55 million ($0.05 per diluted share) due to the resolution of various tax issues with the Internal Revenue Service during the first quarter, by $22 million ($0.02 per diluted share) due to a tax contingency accrual adjustment resulting from a favorable ruling on the tax treatment for jet engine maintenance costs during the third quarter, and by $39 million ($0.03 per share) due to a lower effective state tax rate in the fourth quarter. Net income in 2003 was adversely affected by the $37 million after-tax ($0.03 per diluted share) investment impairment charge described previously. Excluding the effect of the preceeding items, net income for 2003 would have been $2.772 billion, or $2.44 per diluted share. This would represent a 14.0% increase in diluted earnings per share over the $2.14 achieved in 2002 (after taking into account the items discussed previously).

2002 compared to 2001

      Net income for 2002 was $3.182 billion, an increase of $783 million from $2.399 billion in 2001, resulting in an increase in diluted earnings per share to $2.81 in 2002 from $2.10 in 2001. Net income in 2001 was adversely impacted by the FAS 133 cumulative expense adjustment of $26 million after-tax ($0.02 per diluted share), without which net income would have been $2.425 billion, or $2.12 per diluted share. In 2002, our results were affected by the fourth quarter restructuring charge and related expenses of $65 million after-tax ($0.06 per diluted share), the FAS 142 cumulative expense adjustment of $72 million after-tax ($0.06 per diluted share), the credit to compensation and benefits resulting from the change in our vacation policy for non-union employees of $121 million after-tax ($0.11 per diluted share), and the credit related to the reversal of a portion of the previously established tax assessment liability of $776 million after-tax ($0.68 per diluted share). Excluding the effect of the preceeding items, net income for 2002 would have been $2.422 billion, or $2.14 per diluted share.

Liquidity and Capital Resources

Net Cash From Operating Activities

      Net cash provided by operating activities was $4.646, $5.688 and $4.570 billion in 2003, 2002 and 2001, respectively. The decrease in 2003 operating cash flows from 2002 was primarily the result of the funding of $1.1 billion into our pension plans during 2003. As discussed in Note 5 to the consolidated financial statements, projected pension contributions in 2004 are approximately $426 million.

      In November 2003, we announced rate increases, which took effect on January 5, 2004. The overall impact is in line with previous years’ rate increases. We increased rates for standard ground shipments an average of 1.9% for commercial deliveries. The ground residential surcharge increased $0.25 to $1.40 over the commercial ground rate. An additional delivery area surcharge of $1.00 was implemented for commercial deliveries in certain ZIP codes. Rates for UPS Hundredweight increased 5.9%. In addition, we increased rates for UPS Next Day Air an average of 2.9% and increased rates for deferred services by 2.9%. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.5%. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

      In addition, we discontinued the fuel surcharge on ground service, while a new index is being applied to our Next Day Air, deferred products, and international services. This new fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. The index for shipments originating in Europe will be based on the Rotterdam ARA spot price of kerosene-type jet fuel.

Net Cash Used In Investing Activities

      Net cash used in investing activities was $1.942, $2.194 and $3.053 billion in 2003, 2002 and 2001, respectively. The primary reason for these declines has been the slowing growth of our finance receivables portfolio, and the lack of business acquisitions during 2002 and 2003. Capital expenditures represent the primary use of cash in investing activities, as follows (in millions):

	2003	2002	2001

Buildings and facilities	$451	$528	$763
Aircraft and parts	1,019	638	932
Vehicles	161	41	303
Information technology	316	451	374

	$1,947	$1,658	$2,372

      We anticipate capital expenditures of approximately $2.2 billion in 2004. These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software. We fund our capital expenditures with our cash from operations.

Net Cash Used In Financing Activities

      Net cash used in financing activities was $2.180, $2.090 and $1.493 billion in 2003, 2002 and 2001, respectively. Our primary use of cash in financing activities has been to repay long-term debt, repurchase stock, and pay dividends. During 2003, we repaid over $1.2 billion in debt, primarily consisting of $492 million of commercial paper, $300 million in cash-convertible notes, and $411 million in repayments of UPS Notes. Issuances of debt primarily consisted of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

      In August 2003, a total of $1.0 billion was authorized for share repurchases as part of our continuing share repurchase program. As of December 31, 2003, $858 million of this authorization was available for future share repurchases. We repurchased a total of $398 million of common stock in 2003.

      We increased our cash dividends per share to $0.92 in 2003 from $0.76 in 2002, resulting in an increase in total cash dividends paid to $1.026 billion from $840 million. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2004, the Board of Directors declared a $0.28 per share dividend, which represents a 12% increase over the $0.25 previous quarterly dividend. The dividend is payable on March 9, 2004 to shareowners of record on February 23, 2004.

Sources of Credit

      We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $544 million was outstanding under these programs as of December 31, 2003, with an average interest rate of 0.96%. The entire balance outstanding has been classified as a current liability on our balance sheet. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2003.

      We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 22, 2004 and the other on April 24, 2008. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 2003.

      We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. No amounts were outstanding under this program at December 31, 2003.

      In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $85 million issued under this shelf registration statement at December 31, 2003, all of which consists of issuances under our UPS Notes program.

Commitments

      We have contractual obligations and commitments in the form of operating leases, capital leases, debt obligations, and purchase commitments. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes our contractual obligations and commitments as of December 31, 2003 (in millions):

	Capitalized	Operating	Debt	Purchase
Year	Leases	Leases	Principal	Commitments

2004	$68	$314	$621	$858
2005	96	264	2	747
2006	69	187	2	833
2007	119	128	1	798
2008	128	99	27	697
After 2008	137	457	2,697	604

Total	$617	$1,449	$3,350	$4,537

      We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases, through 2009.

Contingencies

      On August 9, 1999 the United States Tax Court Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured EV insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984 through 1998. On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision. In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance. Under the terms of settlement, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest. The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued. As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002. The refunds and credits associated with this settlement are expected to occur over the next several years.

      The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $10 million of additional income tax. The IRS has also issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. That report proposes adjustments that would result in $42 million in additional income tax. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. In November 2002, the IRS issued a report taking a similar position with respect to some of these issues for each of the years 1995 through 1998. That report proposes adjustments that would result in $7 million in additional income tax. For the 1985 through 1998 tax years, unpaid interest on these adjustments through December 31, 2003 could aggregate up to approximately $178 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1999 through 2003. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

      While expressly denying any and all liability, the parties have obtained preliminary court approval of a global settlement resolving all claims and all cases in the MDL Proceeding. The proposed settlement requires several steps before it becomes final, including notice to the settlement class, and obtaining final court approval. If the proposed settlement becomes final, we would provide to qualifying settlement class members vouchers toward the purchase of specified UPS services and pay a portion of the plaintiffs’ attorneys’ fees, the total amount of which will be determined by the Court. The ultimate cost to us of the proposed settlement will depend on a number of factors. We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

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

      As of December 31, 2003, we had approximately 228,000 employees (64% of our total employees) employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable January 1, 2004. Negotiations are ongoing with the assistance of the National Mediation Board. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

Commodity Price Risk

      We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline, which are used in the transportation of packages. Additionally, we are exposed to an increase in the prices of other energy products, primarily natural gas and electricity, used in our operating facilities throughout the world. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel and energy prices. These derivative instruments generally cover forecasted fuel and energy consumption for periods up to one year. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2003 and 2002 was an asset (liability) of $30 and $34 million, respectively. The potential loss in the fair value of these derivative contracts, assuming a hypothetical 10% change in the underlying commodity price, would be approximately $17 and $38 million at December 31, 2003 and 2002, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Foreign Currency Exchange Risk

      We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. As of December 31, 2003 and 2002, the net fair value of the hedging instruments described above was an asset (liability) of $(48) and $(3) million, respectively. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $97 and $42 million at December 31, 2003 and 2002, respectively. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Interest Rate Risk

      As described in Note 8 to the consolidated financial statements, we have various debt instruments, including debt associated with capital leases, that accrue expense at fixed and floating rates of interest. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are generally entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt and swap instruments at December 31, 2003 and 2002 would be approximately $25 and $28 million, respectively.

      As described in Note 1 and Note 2 to the consolidated financial statements, we have certain investments in debt auction rate, and preferred securities that accrue income at variable rates of interest. The potential change in annual investment income resulting from a hypothetical 100 basis point change in interest rates applied to our investments exposed to variable interest rates at December 31, 2003 and 2002 would be approximately $31 and $19 million, respectively.

      Additionally, as described in Note 3 to the consolidated financial statements, we hold a portfolio of finance receivables, that accrue income at fixed and floating rates of interest. The potential change in annual income resulting from a hypothetical 100 basis point change in interest rates applied to our variable rate finance receivables at December 31, 2003 and 2002 would be immaterial.

      This interest rate sensitivity analysis assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel. While this is our best estimate of the impact of the specified interest rate scenarios, these estimates should not be viewed as forecasts. We adjust the fixed and floating interest rate mix of our interest rate sensitive assets and liabilities in response to changes in market conditions.

Equity Price Risk

      We hold investments in various common equity securities that are subject to price risk, and for certain of these securities, we utilize options to hedge this price risk. At December 31, 2003 and 2002, the fair value of such investments was $95 and $322 million, respectively. The potential change in the fair value of such investments, assuming a 10% change in equity prices net of the offsetting impact of any hedges, would be approximately $10 million at both December 31, 2003 and 2002.

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

New Accounting Pronouncements

      In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement was effective for exit or disposal activities initiated on or after January 1, 2003.

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

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 were effective for financial statements ending after Decem-

ber 15, 2002, while the recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 was not material to our results of operations or financial condition.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”, to address perceived weaknesses in accounting for entities commonly known as special purpose or off balance sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46”).

      FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial instruments rather than voting interests. FIN 46 defines the term “variable interest entity” and is based on the premise that if a business enterprise absorbs a majority of such an entity’s expected losses and/or receives a majority of its expected residual returns, that enterprise has a controlling financial interest, and would thus require consolidation of the variable interest entity. As of December 31, 2003, we have adopted FIN 46, and the effects of adoption were not material to our results of operations or financial condition.

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

      In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132). The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, FAS 132 is effective for financial statements with fiscal years ending after December 15, 2003, and we have included these disclosures in Note 5 to our consolidated financial statements.

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

      Contingencies — As discussed in Note 10 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

      Goodwill Impairment — The Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) in June 2001. As a result of the issuance of this new standard, goodwill is no longer amortized, but is subjected to annual impairment testing. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. Our estimate of the fair value of goodwill could change over time based on a variety of factors, including the actual operating performance of the underlying reporting units. Upon adoption of FAS 142, we recorded a non-cash impairment charge of $72 million ($0.06 per diluted share), as of January 1, 2002, related to our Mail Technologies business. The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business. In conjunction with our annual test of goodwill in 2002, we recorded an additional impairment charge of $2 million related to our Mail Technologies business, resulting in total goodwill impairment of $74 million for 2002. Our annual impairment test performed in 2003 resulted in no goodwill impairment. As of December 31, 2003, our recorded goodwill was $1.173 billion.

      Self-Insurance Accruals — We self-insure costs associated with workers’ compensation claims, automotive liability, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

      Pension and Postretirement Medical Benefits — The Company’s pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. The impact of decreasing the weighted-average expected long-term rate of return on plan assets to 8.96% and the decrease in the discount rate to 6.25%, combined with other factors such as the additional fundings which occurred during 2003, will increase our pension plan expense by approximately $18 million in 2004.

      Financial Instruments — As discussed in Notes 2, 3, 8, and 16 to our consolidated financial statements, and in the “Market Risk” section of this report, we hold and issue financial instruments that contain elements of market risk. Certain of these financial instruments are required to be recorded at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations.

      Depreciation, Residual Value, and Impairment of Fixed Assets — As of December 31, 2003, we had approximately $13.9 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

      In estimating the lives and expected residual values of aircraft, we have relied upon actual experience with the same or similar aircraft types. Subsequent revisions to these estimates could be caused by changes to our maintenance program, changes in the utilization of the aircraft, governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. We periodically evaluate these estimates and assumptions, and adjust the estimates and assumptions as necessary. Adjustments to the expected lives and residual values are accounted for on a prospective basis through depreciation expense.

      When appropriate, we evaluate our fixed assets for impairment. Factors that would indicate potential impairment may include, but are not limited to, a significant change in the extent to which an asset is utilized, a significant decrease in the market value of an asset, and operating or cash flow losses associated with the use of the asset.

      In December 2003, we permanently removed from service a number of Boeing 727 and DC-8 aircraft. As a result, we conducted an impairment evaluation, which resulted in a $75 million impairment charge during the fourth quarter for these aircraft. This charge is classified in the caption “other expenses” within other operating expenses (see Note 13). UPS continues to operate all of its other aircraft and continues to experience positive cash flow.

Forward-Looking Statements

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources” and other parts of this report contain ”forward-looking” statements about matters that inherently are difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements.

Risk Factors

      The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•	The effect of general economic and other conditions in the markets in which we operate, both in the United States and internationally. Our operations in international markets are also affected by currency exchange and inflation risks.

•	The impact of competition on a local, regional, national and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our industry is undergoing rapid consolidation, and the combining entities are competing aggressively for business at low rates.

•	The impact of complex and stringent aviation, transportation, environmental, labor, employment and other governmental laws and regulations, and the impact of new laws and regulations that may result from increased security concerns following the events of September 11, 2001. Our failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct our operations.

•	Strikes, work stoppages and slowdowns by our employees. Such actions may affect our ability to meet our customers’ needs, and customers may do more business with our competitors if they believe that such actions may adversely affect our ability to provide service. We may face permanent loss of customers if we are unable to provide uninterrupted service. The terms of future collective bargaining agreements also may affect our competitive position and results of operations

•	Possible disruptions of supplies, or an increase in the prices, of gasoline and fuel and jet fuel for our aircraft and delivery vehicles as a result of war or other factors. We require significant quantities of gasoline and fuel and are exposed to the commodity price risk associated with variations in the market price for petroleum products.

•	Cyclical and seasonal fluctuations in our operating results due to decreased demand for our services.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information about our directors and our audit committee financial expert is presented under the captions “Election of Directors” and “Committees of the Board of Directors — Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2004 and is incorporated herein by reference.

      Information about our executive officers can be found in Part I, Item 1A, of this report under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

      Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

      Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2004 and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information about executive compensation is presented under the caption “Compensation of Executive Officers and Directors,” excluding the information under the caption “Report of the Compensation Committee,” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2004 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2004 and is incorporated herein by reference.

      Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2004 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      None.

Item 14.     Principal Accountant and Fees and Services

      Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 6, 2004 and is incorporated herein by reference.

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

Date: March 5, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. SCOTT DAVIS D. Scott Davis	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2004

/s/ CALVIN DARDEN Calvin Darden	Senior Vice President and Director	March 5, 2004

/s/ MICHAEL L. ESKEW Michael L. Eskew	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004

James P. Kelly	Director

Ann M. Livermore	Director

/s/ GARY E. MACDOUGAL Gary E. MacDougal	Director	March 5, 2004

/s/ VICTOR A. PELSON Victor A. Pelson	Director	March 5, 2004

/s/ LEA N. SOUPATA Lea N. Soupata	Senior Vice President and Director	March 5, 2004

/s/ ROBERT M. TEETER Robert M. Teeter	Director	March 5, 2004

Signature	Title	Date

John W. Thompson	Director

Carol B. Tomé	Director

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Number

Independent Auditors’ Report	F-2
Consolidated balance sheets
— December 31, 2003 and 2002	F-3
Statements of consolidated income
— Years ended December 31, 2003, 2002 and 2001	F-4
Statements of consolidated shareowners’ equity
— Years ended December 31, 2003, 2002 and 2001	F-5
Statements of consolidated cash flows
— Years ended December 31, 2003, 2002 and 2001	F-7
Notes to consolidated financial statements	F-8

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners

United Parcel Service, Inc.
Atlanta, Georgia

      We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001; Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002; and began applying prospectively the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003.

Deloitte & Touche LLP

Atlanta, Georgia

March 5, 2004

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In millions, except
	per share amounts)
ASSETS
Current Assets:
Cash & cash equivalents	$2,951	$2,211
Marketable securities & short-term investments	1,001	803
Accounts receivable, net	4,004	3,756
Finance receivables, net	840	868
Deferred income taxes	316	268
Other current assets	741	832

Total Current Assets	9,853	8,738
Property, Plant & Equipment — at cost, net of accumulated depreciation & amortization of $13,007 and $11,749 in 2003 and 2002	13,908	13,612
Prepaid Pension Costs	2,922	1,932
Goodwill and Intangible Assets, Net	1,273	1,180
Other Assets	953	895

	$28,909	$26,357

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$674	$1,107
Accounts payable	2,003	1,908
Accrued wages & withholdings	1,166	1,084
Dividends payable	282	212
Other current liabilities	1,393	1,244

Total Current Liabilities	5,518	5,555
Long-Term Debt	3,149	3,495
Accumulated Postretirement Benefit Obligation, Net	1,335	1,251
Deferred Taxes, Credits & Other Liabilities	4,055	3,601
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 571 and 642 in 2003 and 2002	6	7
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 560 and 482 in 2003 and 2002	5	4
Additional paid-in capital	662	387
Retained earnings	14,356	12,495
Accumulated other comprehensive loss	(177)	(438)
Deferred compensation arrangements	136	84

	14,988	12,539
Less: Treasury stock (2 and 1 shares in 2003 and 2002)	(136)	(84)

	14,852	12,455

	$28,909	$26,357

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,

	2003	2002	2001

	(In millions, except
	per share amounts)
Revenue	$33,485	$31,272	$30,321
Operating Expenses:
Compensation and benefits	19,328	17,940	17,397
Other	9,712	9,236	8,962

	29,040	27,176	26,359

Operating Profit	4,445	4,096	3,962

Other Income and (Expense):
Investment income	18	63	159
Interest expense	(121)	(173)	(184)
Gain on redemption of long-term debt	28	—	—
Tax assessment reversal	—	1,023	—

	(75)	913	(25)

Income Before Income Taxes And Cumulative Effect of Changes In Accounting Principles	4,370	5,009	3,937
Income Taxes	1,472	1,755	1,512

Income Before Cumulative Effect of Changes In Accounting Principles	2,898	3,254	2,425
Cumulative Effect of Changes In Accounting Principles, Net of Taxes	—	(72)	(26)

Net Income	$2,898	$3,182	$2,399

Basic Earnings Per Share Before Cumulative Effect Of Changes In Accounting Principles	$2.57	$2.91	$2.15

Basic Earnings Per Share	$2.57	$2.84	$2.13

Diluted Earnings Per Share Before Cumulative Effect Of Changes In Accounting Principles	$2.55	$2.87	$2.12

Diluted Earnings Per Share	$2.55	$2.81	$2.10

      See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY

	2003		2002		2001

	Shares	Dollars	Shares	Dollars	Shares	Dollars

	(In millions, except per share amounts)
Class A Common Stock
Balance at beginning of year	642	$7	772	$8	936	$9
Common stock purchases	(5)	—	(10)	—	(26)	—
Stock award plans	12	—	11	—	13	—
Common stock issuances	2	—	2	—	1	—
Conversions of Class A to Class B common stock	(80)	(1)	(133)	(1)	(152)	(1)

Balance at end of year	571	6	642	7	772	8

Class B Common Stock
Balance at beginning of year	482	4	349	3	199	2
Common stock purchases	(2)	—	—	—	(10)	—
Common stock issued for acquisitions	—	—	—	—	8	—
Conversions of Class A to Class B common stock	80	1	133	1	152	1

Balance at end of year	560	5	482	4	349	3

Additional Paid-In Capital
Balance at beginning of year		387		414		267
Stock award plans		545		477		521
Common stock issued for acquisitions		—		—		510
Common stock purchases		(398)		(604)		(954)
Common stock issuances		128		100		70

Balance at end of year		662		387		414

Retained Earnings
Balance at beginning of year		12,495		10,162		9,684
Net income		2,898		3,182		2,399
Dividends ($0.92, $0.76, and $0.76 in 2003, 2002, and 2001 respectively)		(1,037)		(849)		(856)
Common stock purchases		—		—		(1,065)

Balance at end of year		14,356		12,495		10,162

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Balance at beginning of year		(328)		(269)		(223)
Aggregate adjustment for the year		272		(59)		(46)

Balance at end of year		(56)		(328)		(269)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year		(34)		(21)		(4)
Current period changes in fair value (net of tax effect of $13, $(9), and $0)		21		(16)		(1)
Reclassification to earnings (net of tax effect of $17, $1, and $(11))		27		3		(16)

Balance at end of year		14		(34)		(21)

	2003		2002		2001

	Shares	Dollars	Shares	Dollars	Shares	Dollars

	(In millions, except per share amounts)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year		(26)		(49)		—
FAS 133 transition adjustment		—		—		23
Current period changes in fair value (net of tax effect of $(6), $6, and $(24))		(9)		10		(39)
Reclassification to earnings (net of tax effect of $(21), $9, and $(21))		(37)		13		(33)

Balance at end of year		(72)		(26)		(49)

Additional minimum pension liability, net of tax:
Balance at beginning of year		(50)		—		—
Minimum pension liability adjustment (net of tax effect of $(6), $(31), and $0)		(13)		(50)		—

Balance at end of year		(63)		(50)		—

Accumulated other comprehensive income at end of year		(177)		(438)		(339)

Deferred Compensation Obligations
Balance at beginning of year		84		47		—
Common stock held for deferred compensation arrangements		52		37		47

Balance at end of year		136		84		47

Treasury Stock
Balance at beginning of year	(1)	(84)	(1)	(47)	—	—
Common stock held for deferred compensation arrangements	(1)	(52)	—	(37)	(1)	(47)

Balance at end of year	(2)	(136)	(1)	(84)	(1)	(47)

Total Shareowners’ Equity At End Of Year		$14,852		$12,455		$10,248

Comprehensive Income		$3,159		$3,083		$2,287

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In millions)
Cash Flows From Operating Activities:
Net income	$2,898	$3,182	$2,399
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,549	1,464	1,396
Postretirement benefits	84	121	81
Deferred taxes, credits and other	317	162	481
Stock award plans	497	445	495
Loss (gain) on investments	57	16	4
Loss (gain) on impairment or disposal of assets	55	19	29
Provision for losses on finance receivables	39	26	7
Restructuring charge and related expenses	—	85	—
Impairment of goodwill	—	74	—
Vacation policy change	—	(121)	—
Tax assessment reversal	—	(776)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(264)	312	415
Other current assets	13	403	(142)
Prepaid pension costs	(990)	(87)	(252)
Accounts payable	66	(56)	(313)
Accrued wages and withholdings	83	112	27
Dividends payable	70	—	20
Income taxes payable	204	16	35
Other current liabilities	(32)	291	(112)

Net cash from operating activities	4,646	5,688	4,570

Cash Flows From Investing Activities:
Capital expenditures	(1,947)	(1,658)	(2,372)
Disposals of property, plant and equipment	118	89	136
Purchases of marketable securities and short-term investments	(6,074)	(2,303)	(3,361)
Sales and maturities of marketable securities and short-term investments	5,909	2,211	3,686
Net (increase) decrease in finance receivables	50	(495)	(637)
Cash received (paid) for business acquisitions/dispositions	8	(14)	(466)
Other asset receipts (payments)	(6)	(24)	(39)

Net cash (used in) investing activities	(1,942)	(2,194)	(3,053)

Cash Flows From Financing Activities:
Proceeds from borrowings	361	419	2,312
Repayments of borrowings	(1,245)	(1,099)	(1,089)
Purchases of common stock	(398)	(604)	(2,019)
Issuances of common stock	154	116	219
Dividends	(1,026)	(840)	(847)
Other transactions	(26)	(82)	(69)

Net cash (used in) financing activities	(2,180)	(2,090)	(1,493)

Effect Of Exchange Rate Changes On Cash	216	(51)	(45)

Net Increase (Decrease) In Cash And Cash Equivalents	740	1,353	(21)
Cash And Cash Equivalents:
Beginning of period	2,211	858	879

End of period	$2,951	$2,211	$858

Cash Paid During The Period For:
Interest (net of amount capitalized)	$126	$190	$164

Income taxes	$1,097	$1,416	$1,042

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

      UPS Supply Chain Solutions — Freight forwarding revenue is recognized net of the expense related to the transportation of freight at the time the services are performed. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

      UPS Capital — Income on loans and direct finance leases is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Income on operating leases is recognized on the straight-line method over the terms of the underlying leases.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments (including investments in debt, auction rate securities, and other money market instruments of $2.493 and $1.780 billion at December 31, 2003 and 2002, respectively) that are readily convertible into cash. We consider securities with maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

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

      Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $25, $25, and $47 million for 2003, 2002, and 2001, respectively.

     Impairment of Long-Lived Assets

      In accordance with the provisions of FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

      In December 2003, we permanently removed from service a number of Boeing 727 and DC-8 aircraft. As a result, we conducted an impairment evaluation, which resulted in a $75 million impairment charge during the fourth quarter for these aircraft, $69 million of which impacted the U.S. domestic package segment and $6 million of which impacted the international package segment. This charge is classified in the caption “other expenses” within other operating expenses (see Note 13). UPS continues to operate all of its other aircraft and continues to experience positive cash flow.

     Goodwill and Intangible Assets

      Costs of purchased businesses in excess of net assets acquired (goodwill), and intangible assets are accounted for under the provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The amortization of goodwill and indefinite-lived intangibles ceased upon the implementation of FAS 142 on January 1, 2002. Had the non-amortization provisions of FAS 142 been applied to 2001, then our net income would have been increased by $59 million, or $0.05 per diluted share in that year.

      Also upon adoption of FAS 142, we were required to test all existing goodwill for impairment as of that date, and at least annually thereafter, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a “reporting unit” basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit.

      A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

      We recorded a non-cash goodwill impairment charge of $72 million ($0.06 per diluted share), as of January 1, 2002, related to our Mail Technologies business. This charge is reported as a cumulative effect of a change in accounting principle and resulted in a restatement of our first quarter 2002 quarterly financial

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements (see Note 19). The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business. In conjunction with our annual test of goodwill in 2002, we recorded an additional impairment charge of $2 million related to our Mail Technologies business, resulting in total goodwill impairment of $74 million for 2002. We sold the Mail Technologies business unit during the second quarter of 2003 (see Note 7). Our annual impairment test performed in 2003 resulted in no goodwill impairment.

     Self-Insurance Accruals

      We self-insure costs associated with workers’ compensation claims, automotive liability, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim.

     Income Taxes

      Income taxes are accounted for under FASB Statement No. 109, “Accounting for Income Taxes” (“’FAS 109”). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized.

     Foreign Currency Translation

      We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in OCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains of $21, $27 and $16 million in 2003, 2002 and 2001, respectively.

     Stock-Based Compensation

      Effective January 1, 2003, we adopted the fair value measurement provisions of Financial Accounting Standards Board (FASB) Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). In years prior to 2003, we used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, we did not have to recognize compensation expense for our stock option grants and our discounted stock purchase plan, however we did recognize compensation expense for our management incentive awards and certain other stock awards (see Note 11 for a description of these plans).

      Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method. Under this approach, all stock-based compensation granted subsequent to January 1, 2003 has been expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted. Stock compensation awards granted in 2003 include stock options, management incentive awards, restricted performance units, and employer matching contributions (in shares of UPS stock) for a defined contribution benefit plan. The adoption of the measurement provisions of FAS 123 reduced 2003 net income by $20 million, or $0.02 per diluted share.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003 (in millions, except per share amounts).

	2003	2002	2001

Net income	$2,898	$3,182	$2,399
Add: Stock-based employee compensation expense included in net income, net of tax effects	456	391	440
Less: Total pro-forma stock-based employee compensation expense, net of tax effects	(507)	(459)	(491)

Pro-forma net income	$2,847	$3,114	$2,348

Basic earnings per share
As reported	$2.57	$2.84	$2.13
Pro forma	$2.52	$2.78	$2.08
Diluted earnings per share
As reported	$2.55	$2.81	$2.10
Pro forma	$2.50	$2.75	$2.05

      The fair value of each option grant is estimated using the Black-Scholes option pricing model. Compensation cost is also measured for the fair value of employees’ purchase rights under our discounted stock purchase plan using the Black-Scholes option pricing model. The weighted-average assumptions used, by year, and the calculated weighted average fair value of options and employees’ purchase rights granted, are as follows:

	2003	2002	2001

Stock options:
Expected yield	1.22%	1.10%	1.10%
Risk-free interest rate	3.70%	4.67%	4.64%
Expected life in years	8	5	5
Expected volatility	19.55%	20.24%	32.40%
Weighted average fair value of options granted	$17.02	$21.27	$25.49
Discounted stock purchase plan:
Expected yield	1.12%	1.10%	1.10%
Risk-free interest rate	1.06%	1.70%	2.36%
Expected life in years	0.25	0.25	0.25
Expected volatility	19.79%	20.45%	22.85%
Weighted average fair value of purchase rights*	$8.53	$8.20	$7.19

*	Includes the 10% discount from the market price (see Note 11).

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

New Accounting Pronouncements

      In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement was effective for exit or disposal activities initiated on or after January 1, 2003.

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

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 were effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 was not material to our results of operations or financial condition.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”, to address perceived weaknesses in accounting for entities commonly known as special purpose or off balance sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46”).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial instruments rather than voting interests. FIN 46 defines the term “variable interest entity” and is based on the premise that if a business enterprise absorbs a majority of such an entity’s expected losses and/or receives a majority of its expected residual returns, that enterprise has a controlling financial interest, and would thus require consolidation of the variable interest entity. As of December 31, 2003, we have adopted FIN 46, and the effects of adoption were not material to our results of operations or financial condition.

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

      In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132). The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, FAS 132 is effective for financial statements with fiscal years ending after December 15, 2003, and we have included these disclosures in Note 5 — Employee Benefit Plans.

Changes in Presentation

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.     Marketable Securities and Short-Term Investments

      The following is a summary of marketable securities and short-term investments at December 31, 2003 and 2002 (in millions):

		Unrealized	Unrealized	Estimated
2003	Cost	Gains	Losses	Fair Value

U.S. government & agency securities	$126	$1	$—	$127
U.S. mortgage & asset-backed securities	315	1	—	316
U.S. corporate securities	160	2	1	161
U.S. state and local municipal securities	158	—	—	158
Other debt securities	5	—	1	4

Total debt securities	764	4	2	766
Common equity securities	66	29	—	95
Preferred equity securities	149	—	9	140

	$979	$33	$11	$1,001

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Unrealized	Unrealized	Estimated
2002	Cost	Gains	Losses	Fair Value

U.S. government & agency securities	$79	$3	$—	$82
U.S. mortgage & asset-backed securities	72	3	—	75
U.S. corporate securities	147	2	1	148
U.S. state and local municipal securities	53	—	—	53
Other debt securities	4	—	1	3

Total debt securities	355	8	2	361
Common equity securities	379	5	62	322
Preferred equity securities	125	—	5	120

	$859	$13	$69	$803

      The gross realized gains on sales of marketable securities totaled $21, $11, and $34 million in 2003, 2002, and 2001, respectively. The gross realized losses totaled $7, $10, and $7 million in 2003, 2002, and 2001, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $58, $5, and $0 million during 2003, 2002, and 2001 respectively.

      The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2003 (in millions):

	Less Than
	12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government & agency securities	$24	$—	$1	$—	$25	$—
U.S. mortgage & asset-backed securities	9	—	1	—	10	—
U.S. corporate securities	38	1	10	—	48	1
U.S. state and local municipal securities	10	—	—	—	10	—
Other debt securities	—	1	—	—	—	1

Total debt securities	81	2	12	—	93	2
Common equity securities	—	—	—	—	—	—
Preferred equity securities	—	—	91	9	91	9

	$81	$2	$103	$9	$184	$11

      The unrealized losses in the preferred equity securities relate to securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), and are primarily due to changes in market interest rates. Due to the periodic interest rate adjustment features on these securities, we do not consider these losses to be other-than-temporary. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

      The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2003, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Estimated
	Cost	Fair Value

Due in one year or less	$19	$19
Due after one year through three years	150	150
Due after three years through five years	19	19
Due after five years	576	578

	764	766
Equity securities	215	235

	$979	$1,001

Note 3.     Finance Receivables

      The following is a summary of finance receivables at December 31, 2003 and 2002 (in millions):

	2003	2002

Commercial term loans	$438	$523
Investment in finance leases	270	218
Asset-based lending	290	381
Receivable factoring	468	400

Gross finance receivables	1,466	1,522
Less: allowance for credit losses	(52)	(38)

Balance at December 31	$1,414	$1,484

      Outstanding receivable balances at December 31, 2003 and 2002 are net of unearned income of $48 and $35 million, respectively. When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2003 and 2002 (in millions):

	2003	2002

Customer receivable balances	$468	$400
Less: Amounts due to client	(195)	(176)

Net funds employed	$273	$224

      Non-earning finance receivables were $67 and $41 million at December 31, 2003 and 2002, respectively. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2003	2002

Balance at January 1	$38	$30
Provisions charged to operations	39	26
Charge-offs, net of recoveries	(25)	(18)

Balance at December 31	$52	$38

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of finance receivables at December 31, 2003, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying
Value

Due in one year or less	$872
Due after one year through three years	144
Due after three years through five years	107
Due after five years	343

$1,466

      Based on interest rates for financial instruments with similar terms and maturities, the fair value of finance receivables is approximately $1.384 and $1.492 billion as of December 31, 2003 and 2002, respectively. At December 31, 2003, we had unfunded loan commitments totaling $493 million, consisting of standby letters of credit of $68 million and other unfunded lending commitments of $425 million.

Note 4.     Property, Plant and Equipment

      Property, plant and equipment as of December 31 consists of the following (in millions):

	2003	2002

Vehicles	$3,486	$3,467
Aircraft (including aircraft under capitalized leases)	10,897	10,151
Land	721	704
Buildings	2,083	2,049
Leasehold improvements	2,219	2,159
Plant equipment	4,410	4,248
Technology equipment (including capitalized software)	2,366	1,998
Equipment under operating lease	53	50
Construction-in-progress	680	535

	26,915	25,361
Less: Accumulated depreciation and amortization	(13,007)	(11,749)

	$13,908	$13,612

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

      Our accumulated postretirement benefit obligation and net periodic cost for our postretirement medical benefits do not reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications. Specific authoritative guidance on the accounting for the federal subsidy is pending and when that guidance is issued, it could require us to change information related to our actuarially determined accumulated postretirement benefit obligation and net periodic cost for our postretirement medical benefit plans.

Benefit Obligations

      The following table provides a reconciliation of the changes in the plans’ benefit obligations as of September 30 (in millions):

			Postretirement
	Pension Benefits		Medical Benefits

	2003	2002	2003	2002

Net benefit obligation at October 1, prior year	$6,670	$5,347	$2,149	$1,759
Service cost	282	217	79	63
Interest cost	465	413	148	134
Plan participants’ contributions	—	—	6	3
Plan amendments	3	100	(22)	38
Actuarial (gain) loss	876	777	337	236
Gross benefits paid	(204)	(184)	(105)	(84)

Net benefit obligation at September 30	$8,092	$6,670	$2,592	$2,149

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of annual increase in future compensation levels	4.00%	4.00%	N/A	N/A

      The accumulated benefit obligation for our pension plans as of September 30, 2003 and 2002 was $7.325 and $5.977 billion, respectively. We use a measurement date of September 30 for our pension and postretirement benefit plans.

      Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 9.00%, decreasing to 5.00% by the year 2013 and with consistent annual increases at those ultimate levels thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on postretirement benefit obligation	$78	($76)

      Because the UPS Excess Coordinating Plan is not funded, the Company has recorded an additional minimum pension liability for this plan of $105 and $88 million at December 31, 2003 and 2002, respectively. This liability is included in the other credits and non-current liabilities portion of Note 9. As of December 31, 2003 and 2002, the Company has recorded an intangible asset of $5 and $7 million, respectively, representing the net unrecognized prior service cost for this plan. A total of $63 and $50 million at December 31, 2003 and 2002, respectively, was recorded as a reduction of other comprehensive income in Shareowners’ Equity (net of the tax effect of $37 and $31 million, respectively). The unfunded accumulated benefit obligation of the UPS Excess Coordinating Benefit Plan was $154 and $121 million as of December 31, 2003 and 2002, respectively.

Plan Assets

      The following table provides a reconciliation of the changes in the plans’ assets as of September 30 (in millions):

			Postretirement
	Pension Benefits		Medical Benefits

	2003	2002	2003	2002

Fair value of plan assets at October 1, prior year	$6,494	$6,496	$337	$372
Actual return on plan assets	1,143	77	47	3
Employer contributions	390	105	124	43
Plan participants’ contributions	—	—	6	3
Gross benefits paid	(204)	(184)	(105)	(84)

Fair value of plan assets at September 30	$7,823	$6,494	$409	$337

      The asset allocation for our pension and other postretirement plans as of September 30, 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

		Percentage of
		Plan Assets at
	Weighted Average	September 30,
	Target Allocation
	2004	2003	2002

Equity securities	55% - 65%	60.2%	60.0%
Fixed income securities	20% - 30%	28.5%	25.4%
Real estate/other	10% - 15%	11.3%	14.6%

Total		100.0%	100.0%

      Equity securities include UPS Class A shares of common stock in the amounts of $392 (4.8% of total plan assets) and $384 million (5.6% of total plan assets), as of September 30, 2003 and 2002, respectively.

      The UPS benefit plan committees establish investment guidelines and strategies, and regularly monitor the performance of the funds and portfolio managers. Our investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and fiduciary standards. The long-term primary objectives for our pension assets are to (1) provide for a reasonable amount of long-term growth of capital, without undue

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure to risk; and protect the assets from erosion of purchasing power, and (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return.

Funded Status

      The funded status of the plans, reconciled to the amounts on the balance sheet, is as follows (in millions):

			Postretirement
	Pension Benefits		Medical Benefits

	2003	2002	2003	2002

Fair value of plan assets at September 30	$7,823	$6,494	$409	$337
Benefit Obligation at September 30	(8,092)	(6,670)	(2,592)	(2,149)

Funded status at September 30	(269)	(176)	(2,183)	(1,812)
Amounts not yet recognized:
Unrecognized net actuarial loss	2,085	1,712	820	516
Unrecognized prior service cost	331	364	11	35
Unrecognized net transition obligation	23	31	—	—
Employer contributions	752	1	17	10

Net asset (liability) recorded at December 31	$2,922	$1,932	$(1,335)	$(1,251)

Prepaid pension cost	$2,970	$1,964	$—	$—
Accrued benefit cost	(153)	(120)	(1,335)	(1,251)
Intangible asset	5	7	—	—
Accumulated other comprehensive income (pre-tax)	100	81	—	—

Net asset (liability) recorded at December 31	$2,922	$1,932	$(1,335)	$(1,251)

      At September 30, 2003 and 2002, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

			Accumulated
			Benefit
	Projected Benefit		Obligation
	Obligation Exceeds		Exceeds the
	the Fair Value of		Fair Value of
	Plan Assets		Plan Assets

As of September 30	2003	2002	2003	2002

Projected benefit obligation	$6,772	$5,640	$178	$141
Accumulated benefit obligation	$6,004	$4,948	$154	$121
Fair value of plan assets	$6,479	$5,461	$—	$—

      The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans.

Expected Cash Flows

      Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

Employer Contributions:	Pension Benefits	Other Benefits

2004 (expected) to plan trusts	$426	$64

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Cost

      Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows (in millions):

				Postretirement
	Pension Benefits			Medical Benefits

	2003	2002	2001	2003	2002	2001

Net Periodic Cost:
Service cost	$282	$217	$192	$79	$63	$55
Interest cost	465	413	363	148	134	118
Expected return on assets	(669)	(654)	(616)	(29)	(33)	(42)
Amortization of:
Transition obligation	8	8	8	—	—	—
Prior service cost	37	30	30	1	(1)	(1)
Actuarial (gain) loss	28	4	(7)	15	4	—

Net periodic benefit cost (benefit)	$151	$18	$(30)	$214	$167	$130

Weighted-average assumptions used to determine net cost:
Discount rate	6.75%	7.50%	7.75%	6.75%	7.50%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected return on plan assets	9.21%	9.42%	9.50%	9.25%	9.50%	9.50%

      The expected return on plan assets assumption was developed using various market assumptions in combination with the plans’ asset allocations and active investment management. These assumptions and allocations were evaluated using input from a third party consultant and various pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The 10-year U.S. Treasury yield is the foundation for all other market assumptions and various risk premiums are added to determine the expected return for each allocation. As of our September 30, 2003 measurement date, it was projected that the funds could achieve an 8.96% net return over time, using the plans’ asset allocations and active management strategy.

      Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$6	($6)

Other Plans

      We also contribute to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $1.066 and $1.028 billion, and $977 million during 2003, 2002, and 2001, respectively.

      We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the above information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $691, $604, and $553 million during 2003, 2002, and 2001, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $87, $79, and $71 million for 2003, 2002, and 2001, respectively.

      In the fourth quarter of 2002, our vacation policy for non-union employees was amended to require that vacation pay be earned ratably throughout the year. Previously, an employee became vested in the full year of vacation pay at the beginning of each year. As a result of this policy change, a credit to compensation and benefits of $197 million was taken in the fourth quarter to reduce the vacation pay liability as of December 31, 2002.

Note 6.	Goodwill, Intangibles, and Other Assets

      Other assets as of December 31 consist of the following (in millions):

	2003	2002

Non-current finance receivables, net of allowance for credit losses	$574	$616
Other non-current assets	379	279

	$953	$895

      The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic	International
	Package	Package	Non-Package	Consolidated

December 31, 2001 balance	$—	$102	$1,014	$1,116
Acquired	—	—	—	—
Impaired	—	—	(74)	(74)
Currency / Other	—	—	28	28

December 31, 2002 balance	—	102	968	1,070
Acquired	—	—	30	30
Impaired	—	—	—	—
Currency / Other	—	(2)	75	73

December 31, 2003 balance	$—	$100	$1,073	$1,173

      The goodwill added in the non-package segment resulted from the purchase of the remaining minority interest in a previously acquired company.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of intangible assets at December 31, 2003 and 2002 (in millions):

	Trademarks,
	Franchise Rights,	Intangible	Total
	Licenses, Patents,	Pension	Intangible
	and Other	Asset	Assets

December 31, 2003:
Gross carrying amount	$118	$5	$123
Accumulated amortization	(23)	—	(23)

Net carrying value	$95	$5	$100

December 31, 2002:
Gross carrying amount	$118	$7	$125
Accumulated amortization	(15)	—	(15)

Net carrying value	$103	$7	$110

      Amortization of intangible assets was $9, $8 and $7 million during 2003, 2002 and 2001 respectively. Expected amortization of definite-lived intangibles for the next five years is as follows (in millions): 2004 — $9, 2005 — $9, 2006 — $9, 2007 — $9, and 2008 — $6.

Note 7.     Business Acquisitions and Dispositions

      We regularly explore opportunities to make acquisitions that would enhance our core package delivery business and our various non-package businesses. Our acquisitions include both domestic and international transactions. During the three years ended December 31, 2003, we completed 10 acquisitions that were accounted for under the purchase method of accounting. In connection with the foregoing transactions, we paid cash (net of cash acquired) in the aggregate amount of $30, $14, and $466 million in 2003, 2002, and 2001, respectively, and issued aggregate UPS Class B common shares of 8.4 million in 2001. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions were not material on either an individual or aggregate basis. The results of operations of each acquired company are included in our statements of consolidated income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition, however we expect such adjustments to the purchase price allocations to be immaterial.

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

      In January 2004, we announced the acquisition of the remaining 49% minority interest in UPS Yamato Express Co., which is currently joint venture with Yamato Transport Co. in Japan. UPS Yamato Express provides express package delivery services in Japan. Upon the close of the acquisition, UPS Yamato Express will become a wholly-owned subsidiary of UPS. The acquisition of UPS Yamato Express Co. will not have a material effect on our financial condition or results of operations.

Note 8.     Long-Term Debt and Commitments

      Long-term debt, as of December 31, consists of the following (in millions):

	2003	2002

8 3/8% debentures, due April 1, 2020(i)	$444	$424
8 3/8% debentures, due April 1, 2030(i)	276	276
Commercial paper(ii)	544	1,036
Industrial development bonds, Philadelphia Airport facilities, due December 1, 2015(iii)	100	100
Special facilities revenue bonds, Louisville Airport facilities, due January 1, 2029(iv)	149	149
Floating rate senior notes(v)	441	341
1.75% Cash-settled convertible senior notes, due September 27, 2007(vi)	—	323
Capitalized lease obligations(vii)	451	469
UPS Notes(viii)	419	568
5.50% Pound Sterling notes, due February 12, 2031	887	801
4.5% Singapore Dollar notes, due November 11, 2004	59	58
Installment notes, mortgages and bonds at various rates	53	57

	3,823	4,602
Less current maturities	(674)	(1,107)

	$3,149	$3,495

(i)	On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8 3/8% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payouts of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.

(ii)	The weighted average interest rate on the commercial paper outstanding as of December 31, 2003 and 2002, was 0.96% and 1.3%, respectively. At December 31, 2003 and 2002, the entire commercial paper

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance has been classified as a current liability. The amount of commercial paper outstanding in 2004 is expected to fluctuate. We are authorized to borrow up to $7.0 billion under the two commercial paper programs we maintain as of December 31, 2003.

(iii)	The industrial development bonds bear interest at a daily variable rate. The average interest rates for 2003 and 2002 were 0.9% and 1.3%, respectively.

(iv)	The special facilities revenue bonds bear interest at a daily variable rate. The average interest rates for 2003 and 2002 were 1.0% and 1.4%, respectively.

(v)	The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2003 and 2002 were 0.8% and 1.4%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value.

(vi)	The cash-settled convertible senior notes have a par value of $300 million, accrued interest at a stated rate of 1.75% and were callable after three years. The notes were exchangeable for an amount of cash that was indexed to the trading price of our Class B common stock. In conjunction with the debt offering, we entered into a swap transaction in which UPS paid 30 Day LIBOR less 38 basis points, and received the 1.75% cash coupon plus any equity appreciation payable in cash on the notes. The average interest rate payable on the swap for 2003 and 2002 was 0.9% and 1.4%, respectively.

In December 2003, we redeemed the cash-settled convertible senior notes at a price of 102.703, and also terminated the swap transaction associated with the notes. The redemption amount paid was lower than the amount recorded for the fair value of the notes at the time of redemption, which, along with the cash settlement received on the swap, resulted in a $28 million gain recorded in 2003 results.

(vii)	We have capitalized lease obligations for certain aircraft, which are included in Property, Plant and Equipment at December 31 as follows (in millions):

	2003	2002

Aircraft	$1,474	$1,169
Accumulated amortization	(198)	(149)

	$1,276	$1,020

(viii)	The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2003, the coupon rates of the outstanding notes varied between 3.00% and 6.25%, and the interest payments are made either monthly, quarterly or semiannually. The maturities of the notes range from 2006 to 2018. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2003 and 2002 was 0.8% and 1.5%, respectively.

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $4.1 and $4.9 billion as of December 31, 2003 and 2002, respectively.

We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2054. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $678, $685 and $747 million for 2003, 2002 and 2001, respectively. The following table sets forth the aggregate minimum lease payments under

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

	Capitalized	Operating	Debt	Purchase
Year	Leases	Leases	Principal	Commitments

2004	$68	$314	$621	$858
2005	96	264	2	747
2006	69	187	2	833
2007	119	128	1	798
2008	128	99	27	697
After 2008	137	457	2,697	604

Total	617	$1,449	$3,350	$4,537

Less: imputed interest	(166)

Present value of minimum capitalized lease payments	451
Less: current portion	(56)

Long-term capitalized lease obligations	$395

      As of December 31, 2003, we had outstanding letters of credit totaling approximately $1.667 billion issued in connection with routine business requirements.

      We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.0 billion each, with one expiring April 22, 2004 and the other April 24, 2008. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2003, there were no outstanding borrowings under these facilities. In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2003.

      We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. The debt may be denominated in a variety of currencies. There was approximately $85 million issued under this shelf registration statement at December 31, 2003. We also maintain a $1.0 billion European medium-term note program. Under this program, we may issue notes from time to time, denominated in a variety of currencies. At December 31, 2003, $1.0 billion was available under this program.

Note 9.	Deferred Taxes, Credits and Other Liabilities

      Deferred taxes, credits and other liabilities as of December 31 consist of the following (in millions):

	2003	2002

Deferred federal and state income taxes	$2,491	$2,307
Insurance reserves	923	779
Other credits and noncurrent liabilities	641	515

	$4,055	$3,601

Note 10.	Legal Proceedings and Contingencies

      On August 9, 1999 the United States Tax Court Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured EV insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years. The IRS took

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984 through 1998. On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision. In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance. Under the terms of settlement, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest. The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued. As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002. The refunds and credits associated with this settlement are expected to occur over the next several years.

      The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. The proposed adjustments would result in $10 million of additional income tax. The IRS has also issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994. That report proposes adjustments that would result in $42 million in additional income tax. The IRS’s proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. In November 2002, the IRS issued a report taking a similar position with respect to some of these issues for each of the years 1995 through 1998. That report proposes adjustments that would result in $7 million in additional income tax. For the 1985 through 1998 tax years, unpaid interest on these adjustments through December 31, 2003 could aggregate up to approximately $178 million, after the benefit of related tax deductions. We expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. The IRS may take similar positions with respect to some of these issues for each of the years 1999 through 2003. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

      We are named as a defendant in twenty-three pending lawsuits that seek to hold us liable for the collection of premiums for excess value (“EV”) insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive. These actions all were filed after the August 9, 1999 United States Tax Court decision.

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

      While expressly denying any and all liability, the parties have obtained preliminary court approval of a global settlement resolving all claims and all cases in the MDL Proceeding. The proposed settlement requires several steps before it becomes final, including notice to the settlement class, and obtaining final court approval. If the proposed settlement becomes final, we would provide to qualifying settlement class members vouchers toward the purchase of specified UPS services and pay a portion of the plaintiffs’ attorneys’ fees, the total amount of which will be determined by the Court. The ultimate cost to us of the proposed settlement will depend on a number of factors. We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Note 11.	Capital Stock and Stock-Based Compensation

Capital Stock

      We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to ten votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”.

     Incentive Compensation Plan

      The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2003, management incentive awards, stock options, and restricted stock performance units had been granted under the Incentive Compensation Plan.

     Management Incentive Awards

      Persons earning the right to receive Management Incentive Awards are determined annually by the Compensation Committee of the UPS Board of Directors. This Committee, in its sole discretion, determines the total award, which consists of UPS Class A common stock, given in any year. Amounts expensed for Management Incentive Awards were $606, $556, and $651 million during 2003, 2002, and 2001, respectively.

     Nonqualified Stock Options

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is an analysis of options to purchase shares of Class A common stock issued and outstanding:

	2003		2002		2001

	Weighted		Weighted		Weighted
	Average	Shares (in	Average	Shares (in	Average	Shares (in
	Price	thousands)	Price	thousands)	Price	thousands)

Outstanding at beginning of year	$38.73	27,745	$29.64	29,224	$20.57	29,312
Exercised	18.59	(7,297)	15.91	(6,434)	13.50	(5,918)
Granted	62.40	2,860	60.22	5,760	56.90	5,522
Assumed in acquisitions	—	—	—	—	58.41	727
Forfeited / expired	44.63	(563)	46.08	(805)	19.94	(419)

Outstanding at end of year	$48.02	22,745	$38.73	27,745	$29.64	29,224

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

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

	Shares	Average Life	Average	Shares	Average
Exercise Price Range	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$13.94 — $21.50	6,197	0.33	$21.49	10	$17.85
$34.37 — $50.63	2,796	5.82	49.93	2,749	49.93
$56.25 — $59.45	5,265	7.21	56.97	153	59.02
$60.22 — $60.61	5,576	8.32	60.22	—	—
$61.88 — $143.13	2,911	9.16	63.12	83	87.56

	22,745	5.69	$48.02	2,995	$51.34

Restricted Performance Units

      During 2003, we issued restricted performance units under the Incentive Compensation Plan. Upon vesting, restricted performance units result in the issuance of the equivalent number of UPS Class A common shares. Persons earning the right to receive restricted performance units are determined each year by the Compensation Committee and the UPS Board of Directors. Except in the case of death, disability or retirement, restricted performance units vest five years after the date of grant. All restricted performance units granted are subject to earlier cancellation or exercise under certain conditions. During 2003, we issued 1.164 million restricted performance units with a weighted average fair value of $62.40.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discounted Employee Stock Purchase Plan

      During 2001, we initiated an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS Class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price on the first or the last day of each quarterly period. Employees purchased 1.9, 1.8 and 0.4 million shares at average prices of $54.08, $50.79 and $46.78 per share during 2003, 2002, and 2001, respectively.

Deferred Compensation Arrangements

      We maintain a deferred compensation plan whereby certain employees may elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “Deferred Compensation Arrangements” in the shareowners’ equity section of the balance sheet. The amount of shares needed to settle the liability for deferred compensation arrangements is included in the denominator in both the basic and diluted earnings per share calculations.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information as of, and for the years ended December 31 is as follows (in millions):

	2003	2002	2001

Revenue:
U.S. domestic package	$25,022	$23,924	$23,997
International package	5,561	4,680	4,245
Non-package	2,902	2,668	2,079

Consolidated	$33,485	$31,272	$30,321

Operating Profit:
U.S. domestic package	$3,272	$3,576	$3,620
International package	709	322	125
Non-package	464	198	217

Consolidated	$4,445	$4,096	$3,962

Assets:
U.S. domestic package	$15,446	$14,662	$16,180
International package	4,287	3,271	2,969
Non-package	6,038	6,245	4,846
Unallocated	3,138	2,179	641

Consolidated	$28,909	$26,357	$24,636

      Non-package operating profit included $114, $112, and $113 million for 2003, 2002, and 2001, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

      Revenue by product type for the years ended December 31 is as follows (in millions):

	2003	2002	2001

U.S. domestic package:
Next Day Air	$5,580	$5,349	$5,433
Deferred	2,982	2,868	2,893
Ground	16,460	15,707	15,671

Total U.S. domestic package	25,022	23,924	23,997
International package:
Domestic	1,134	943	907
Export	4,001	3,276	2,931
Cargo	426	461	407

Total International package	5,561	4,680	4,245
Non-package:
UPS Supply Chain Solutions	2,126	1,969	1,479
Other	776	699	600

Total Non-package	2,902	2,668	2,079

Consolidated	$33,485	$31,272	$30,321

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2003	2002	2001

U.S.:
Revenue	$26,968	$26,284	$26,163
Long-lived assets	$14,915	$14,129	$13,717
International:
Revenue	$6,517	$4,988	$4,158
Long-lived assets	$3,567	$2,874	$3,050
Consolidated:
Revenue	$33,485	$31,272	$30,321
Long-lived assets	$18,482	$17,003	$16,767

      Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, prepaid pension costs, long-term investments, goodwill and intangible assets.

Note 13.     Other Operating Expenses

      The major components of other operating expenses for the years ended December 31 are as follows (in millions):

	2003	2002	2001

Repairs and maintenance	$1,109	$1,013	$1,050
Depreciation and amortization	1,549	1,464	1,396
Purchased transportation	1,828	1,665	1,652
Fuel	1,050	952	1,000
Other occupancy	576	513	524
Restructuring charge and related expenses (Note 17)	9	106	—
Other expenses	3,591	3,523	3,340

	$9,712	$9,236	$8,962

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Income Taxes

      The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2003	2002	2001

Current:
Federal	$1,103	$1,208	$1,065
State	112	148	151
Foreign	87	62	38

Total Current	1,302	1,418	1,254
Deferred:
Federal	181	323	225
State	(11)	14	33

Total Deferred	170	337	258

Total	$1,472	$1,755	$1,512

      Income before income taxes includes income of foreign subsidiaries of $237, $16, and $8 million in 2003, 2002, and 2001, respectively.

      A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.5	2.1	3.1
Tax assessment reversal (tax portion)	—	(2.8)	—
Other	(2.8)	0.7	0.3

Effective income tax rate	33.7%	35.0%	38.4%

      During the first quarter of 2003, we reduced deferred taxes by $55 million due to the favorable resolution of several outstanding contingency matters with the IRS. During the third quarter of 2003, we reduced deferred taxes by $22 million as a result of a favorable tax court ruling in relation to an outstanding contingency matter with the IRS.

      After filing our 2002 state tax returns during the fourth quarter of 2003, we completed a review of the taxability of our operations in various state taxing jurisdictions and the effects of available state tax credits. As a result of this review, we recorded a decrease of $39 million in the income tax provision in the fourth quarter of 2003. This decrease includes a reduction in our estimated state tax liabilities and the effect of the estimated state income tax effective rate applied to our temporary differences.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2003	2002

Excess of tax over book depreciation	$2,802	$2,725
Pension plans	1,266	835
Other	473	550

Gross deferred tax liabilities	4,541	4,110

Other postretirement benefits	588	582
Loss carryforwards (foreign)	117	92
Insurance reserves	347	348
Vacation pay accrual	131	179
Excess deposits and interest to be refunded	627	619
Other	673	343

Gross deferred tax assets	2,483	2,163
Deferred tax assets valuation allowance	(117)	(92)

Net deferred tax assets	2,366	2,071

Net deferred tax liability	2,175	2,039

Current deferred tax (asset) liability	(316)	(268)

Long-term portion — see Note 9	$2,491	$2,307

      The valuation allowance increased by $25 and $23, and decreased by $32 million during the years ended December 31, 2003, 2002 and 2001, respectively.

      We have foreign loss carryforwards of approximately $1.035 billion as of December 31, 2003, the majority of which may be carried forward indefinitely. These foreign loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous foreign taxable income within certain foreign tax jurisdictions.

      Undistributed earnings of our foreign subsidiaries amounted to approximately $727 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2003	2002	2001

Numerator:
Net income before the cumulative effect of changes in accounting principles	$2,898	$3,254	$2,425

Denominator:
Weighted-average shares	1,125	1,117	1,124
Management incentive awards	1	1	2
Deferred compensation arrangements	2	2	—

Denominator for basic earnings per share	1,128	1,120	1,126

Effect of dilutive securities:
Contingent shares —
Management incentive awards	4	4	5
Stock option plans	6	10	13

Denominator for diluted earnings per share	1,138	1,134	1,144

Basic Earnings Per Share Before Cumulative Effect of Changes in Accounting Principles	$2.57	$2.91	$2.15

Diluted Earnings Per Share Before Cumulative Effect of Changes in Accounting Principles	$2.55	$2.87	$2.12

      Diluted earnings per share for the years ended December 31, 2003, 2002, and 2001 exclude the effect of 0.1, 0.1, and 6.6 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

Commodity Price Risk Management

      We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Additionally, we are exposed to an increase in the prices of other energy products, principally natural gas and electricity. We use a combination of options, swaps, and futures contracts to provide partial protection from rising fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying exposures, as of December 31, 2003 and 2002 was an asset (liability) of approximately $30 and $34 million, respectively. We have designated and account for these contracts as cash flow hedges, and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or other occupancy expense when the underlying fuel or energy product being hedged is consumed.

Foreign Currency Exchange Risk Management

      We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and the British Pound Sterling. We use a combination of purchased and written options and forward contracts to hedge currency cash flow exposures. As of December 31, 2003 and 2002, the net fair value of the hedging instruments described above was an asset (liability) of approximately $(48) and $(3) million, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international revenue when the underlying sales occur.

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

      We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2003 and 2002 was an asset (liability) of approximately $(27) and $(62) million, respectively.

Equity Price Risk Management

      We hold investments in various available-for-sale equity securities which are subject to price risk. We use combinations of options to hedge the price risk exposure inherent in these securities. The fair value of such options contracts designated as hedges, as of December 31, 2003 and 2002, was an asset of approximately $0 and $219 million, respectively, which is classified in marketable securities and short-term investments. A large investment derivative used to hedge equity price risk settled in 2003 (which resulted in UPS receiving cash of $222 million) resulting in the decline in value of our investment derivatives since December 31, 2002.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated As Hedges

      Derivatives not designated as hedges primarily consist of interest rate swaps that are used to hedge a portfolio of small debt instruments. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under FAS 133, as amended. The impact from these interest rate swaps on our results was immaterial. Additionally, we have a small portfolio of stock warrants in public and private companies that are held for investment purposes. These warrants are recorded at fair value, and the impact of these warrants on our results was immaterial for each of the three years ending December 31, 2003.

Income Effects of Derivatives

      In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under FAS 133 whether effective or not, and must therefore be marked to market through income. Both the effective and ineffective portions of gains and losses on hedges are reported in the income statement category related to the hedged exposure. Both the ineffective portion of hedge positions and the elements excluded from the measure of effectiveness were immaterial for each of the three years ending December 31, 2003.

      As of December 31, 2003, $37 million in losses related to cash flow hedges that are currently deferred in OCI are expected to be reclassified to income over the 12 month period ending December 31, 2004. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

      At December 31, 2003, the maximum term of derivative instruments that hedge forecasted transactions, except those related to cross-currency interest rate swaps on existing financial instruments, was 4 years. We maintain cross-currency interest rate swaps that extend through 2009.

Fair Value of Financial Instruments

      At December 31, 2003 and 2002, our financial instruments included cash and cash equivalents, marketable securities and short-term investments, accounts receivable, finance receivables, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our marketable securities and short-term investments is disclosed in Note 2, finance receivables in Note 3, and debt instruments in Note 8.

Note 17.	Restructuring Charge and Related Expenses

      In the fourth quarter of 2002, we initiated a restructuring program to combine UPS Freight Services and the UPS Logistics Group into a single business unit (“Supply Chain Solutions”). In connection with this restructuring program, we also recorded certain costs related to the integration of activities between UPS Capital and First International Bank. The program was designed to facilitate business growth, streamline management decision-making, reduce the cost structure, and provide higher levels of service to our customers. Costs of the program included employee severance costs, asset impairments, costs associated with the consolidation of facilities, and other costs directly related to the restructuring program. As of December 31, 2003, the restructuring program was substantially complete.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the amounts expensed under the restructuring program follows below. The costs incurred in connection with this program are classified in other operating expenses in the income statement (see Note 13).

(amounts in millions)	2003	2002

Employee severance	$—	$19
Asset impairment	1	42
Facility consolidation	2	25
Other	6	20

	$9	$106

      Employee severance costs relate to severance packages for approximately 800 people. The packages are involuntary and are formula-driven based on salary levels and past service. Asset impairment charges consist primarily of capitalized software that is no longer used as a result of changes in business strategy due to the restructuring. Facility consolidation costs are associated with terminating operating leases on offices, warehouses, and other facilities. Other costs consist primarily of employee relocations, legal costs associated with establishing the new organizational structure, costs associated with moving equipment, records, inventories between locations, and conforming accounting policies among recently acquired entities within Supply Chain Solutions.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Quarterly Information (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2002	2003	2002	2003	2002	2003	2002

Revenue:
U.S. domestic package	$6,020	$5,903	$6,124	$5,908	$6,219	$5,889	$6,659	$6,224
International package	1,302	1,054	1,371	1,144	1,370	1,184	1,518	1,298
Non-package	693	622	731	630	723	681	755	735

Total revenue	8,015	7,579	8,226	7,682	8,312	7,754	8,932	8,257

Operating profit (loss):
U.S. domestic package	704	862	832	899	825	809	911	1,006
International package	134	30	158	62	176	65	241	165
Non-package	107	55	90	67	146	76	121	—

Total operating profit	945	947	1,080	1,028	1,147	950	1,273	1,171

Net income	$611	$491	$692	$611	$739	$578	$856	$1,502

Earnings per share:
Basic	$0.54	$0.44	$0.61	$0.55	$0.66	$0.52	$0.76	$1.34
Diluted	$0.54	$0.43	$0.61	$0.54	$0.65	$0.51	$0.75	$1.32

      Fourth quarter 2002 net income was affected by the impact of the tax assessment reversal ($776 million after-tax, $0.68 per diluted share), the credit from our vacation policy change ($121 million after-tax, $0.11 per diluted share), and the restructuring charge and related expenses ($65 million after-tax, $0.06 per diluted share). First quarter 2002 net income reflects the charge upon adoption of FAS 142 ($72 million after-tax, $0.06 per diluted share).

      First quarter 2003 net income reflects a charge for an impairment of investments ($37 million after-tax, $0.03 per diluted share) and a credit to tax expense upon the resolution of various tax contingencies ($55 million, $0.05 per diluted share). Second quarter 2003 net income was impacted by the gain on the sale of Mail Technologies ($14 million after-tax, $0.01 per diluted share). Third quarter 2003 net income reflects the gain on the sale of Aviation Technologies ($15 million after-tax, $0.01 per diluted share) and the credit to tax expense from a favorable ruling on the tax treatment of jet engine maintenance costs ($22 million, $0.02 per diluted share). Fourth quarter 2003 net income was impacted by a gain on the redemption of long-term debt ($18 million after-tax, $0.02 per diluted share) and a credit to income tax expense for a lower effective state tax rate ($39 million, $0.03 per diluted share).

EXHIBIT INDEX

Exhibit
No.		Description

2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).
3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).
4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).
4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).
4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).
4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).
4.9	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).
4.10	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).
4.11	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).
4.12	—	Form of Underwriting Agreement relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).
4.13	—	Selling Agent Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 1.1 to Form 8-K filed September 12, 2003) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 2003).
10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24 (incorporated by reference to Exhibit 10.1 to 2001 Annual Report on Form 10-K). (1) Amendment No. 25 to the UPS Thrift Plan (incorporated by reference to Exhibit 10.1(1) to 2002 Annual Report on Form 10-K).
10.2	—	UPS Retirement Plan (including Amendment Nos. 1-4) (incorporated by reference to Exhibit 9 to 1979 Annual Report on Form 10-K).
(1) Amendment No. 5 to the UPS Retirement Plan (incorporated by reference to Exhibit 20(a) to 1980 Annual Report on Form 10-K).
(2) Amendment No. 6 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(a) to 1983 Annual Report on Form 10-K).

Exhibit
No.		Description

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
(18) Amendment No. 22 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(18) to 1997 Annual Report on Form 10-K).
(19) Amendment No. 23 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(19) to 1998 Annual Report on Form 10-K).
(20) Amendment No. 24 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).
(21) Amendment No. 25 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).
(22) Amendment No. 26 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(22) to 2001 Annual Report on Form 10-K).
(23) Amendment No. 27 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(23) to 2002 Annual Report on Form 10-K).
(24) Amendment No. 28 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(24) to 2002 Annual Report on Form 10-K).
10.3	—	UPS Savings Plan, as Amended and Restated, including Restatement Amendment Nos. 1 through 8 (incorporated by reference to Exhibit 10.3 to 2001 Annual Report on Form 10-K).
10.4	—	Credit Agreement (364-Day Facility), as amended and restated, dated April 24, 2003 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger, Bank of America, N.A., and Bank One, NA as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003).

Exhibit
No.			Description

†10	.5	—	Amendment No. 1 to amended and restated Credit Agreement (364-Day Facility) dated December 29, 2003 among United Parcel Service, Inc., the banks, financial institutions and other institutional lenders named therein, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Bank One, NA as Co-Documentation Agents.
10.6		—	Credit Agreement (Five-Year Facility) dated April 24, 2003 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger, Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003).
†10	.7	—	Amendment No. 1 to Credit Agreement (Five-Year Facility) dated December 29, 2003 among United Parcel Service, Inc., the banks, financial institutions and other institutional lenders named therein, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Bank One, NA as Co- Documentation Agents.
†10	.8	—	UPS Excess Coordinating Benefit Plan.
†10	.9	—	UPS 1996 Stock Option Plan, as amended and restated.
10.10		—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).
			(1) Amendment No. 1 to the UPS Qualified Stock Ownership Plan and Trust Agreement(incorporated by reference to Exhibit 10.19(1) to 1999 Annual Report on Form 10-K).
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
			(7) Amendment No. 7 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.8(7) to 2002 Annual Report on Form 10-K).
			†(8) Amendment No. 8 to the UPS Qualified Stock Ownership Plan and Trust Agreement.
			†(9) Amendment No. 9 to the UPS Qualified Stock Ownership Plan and Trust Agreement.
10.11		—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
10.12		—	UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to 2000 Annual Report on Form 10-K).
10.13		—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.
10.14		—	Form of United Parcel Service, Inc. Discounted Employee Stock Purchase Plan (incorporated by reference to Appendix B to Definitive Proxy Statement for 2001 Annual Meeting of Shareowners).
†21		—	Subsidiaries of the Registrant.
†23		—	Consent of Deloitte & Touche LLP.
†31	.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.			Description

†32	.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.