Form 10-Q
period 2004-03-31
UNITED PARCEL SERVICE INC
filed 2004-05-10
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004, or

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

There were 551,148,474 Class A shares, and 576,014,511 Class B shares, with a par value of $0.01 per share, outstanding at May 5, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2004 (unaudited) and December 31, 2003

(In millions, except per share amounts)

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash & cash equivalents	$2,823	$2,951
Marketable securities & short-term investments	1,789	1,001
Accounts receivable, net	3,954	4,004
Finance receivables, net	832	840
Deferred income taxes	320	316
Other current assets	700	741
Total Current Assets	10,418	9,853
Property, Plant & Equipment - at cost, net of accumulated depreciation & amortization of $13,329 and $13,007 in 2004 and 2003	14,008	13,908
Prepaid Pension Costs	2,885	2,922
Goodwill and Intangible Assets, Net	1,317	1,273
Other Assets	931	953
	$29,559	$28,909
Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$683	$674
Accounts payable	2,108	2,003
Accrued wages & withholdings	1,452	1,166
Dividends payable	—	282
Other current liabilities	1,497	1,393
Total Current Liabilities	5,740	5,518
Long-Term Debt	3,273	3,149
Accumulated Postretirement Benefit Obligation, Net	1,398	1,335
Deferred Taxes, Credits & Other Liabilities	4,202	4,055
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 554 and 571 in 2004 and 2003	6	6
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 573 and 560 in 2004 and 2003	5	5
Additional paid-in capital	360	662
Retained earnings	14,799	14,356
Accumulated other comprehensive loss	(224)	(177)
Deferred compensation arrangements	129	136
	15,075	14,988
Less: Treasury stock (2 shares in 2004 and 2003)	(129)	(136)
	14,946	14,852
	$29,559	$28,909

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended March 31, 2004 and 2003

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$8,919	$8,015

Operating Expenses:
Compensation and benefits	5,168	4,708
Other	2,534	2,362
	7,702	7,070
Operating Profit	1,217	945

Other Income and (Expense):
Investment income (loss)	17	(38)
Interest expense	(39)	(25)
	(22)	(63)

Income before Income Taxes	1,195	882

Income Taxes	436	271

Net Income	$759	$611

Basic Earnings Per Share	$0.67	$0.54

Diluted Earnings Per Share	$0.67	$0.54

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Three Months Ended March 31, 2004 and 2003

(In millions, except per share amounts)

(unaudited)

	2004		2003
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	571	$6	642	$7
Common stock purchases	(3)	—	(2)	—
Stock award plans	—	—	—	—
Common stock issuances	1	—	—	—
Conversions of Class A to Class B common stock	(15)	—	(22)	(1)
Ending balance	554	6	618	6

Class B Common Stock
Beginning balance	560	5	482	4
Common stock purchases	(2)	—	(1)	—
Conversions of Class A to Class B common stock	15	—	22	1
Ending balance	573	5	503	5

Additional Paid-In Capital
Beginning balance		662		387
Stock award plans		38		25
Common stock purchases		(379)		(154)
Common stock issuances		39		31
Ending balance		360		289

Retained Earnings
Beginning balance		14,356		12,495
Net income		759		611
Dividends ($0.28 and $0.21 per share)		(316)		(237)
Ending balance		14,799		12,869

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(56)		(328)
Aggregate adjustment		(63)		58
Ending balance		(119)		(270)

Unrealized gain (loss) on marketable securities:
Beginning balance		14		(34)
Current period changes in fair value (net of tax effect of $0 and $(3))		—		(5)
Reclassification to earnings (net of tax effect of $1 and $21)		1		36
Ending balance		15		(3)

Unrealized gain (loss) on cash flow hedges:
Beginning balance		(72)		(26)
Current period changes in fair value (net of tax effect of $3 and $6)		6		10
Reclassification to earnings (net of tax effect of $5 and $(10))		9		(17)
Ending balance		(57)		(33)

Additional minimum pension liability:
Beginning balance		(63)		(50)
Minimum pension liability adjustment		—		—
Ending balance		(63)		(50)

Ending accumulated other comprehensive income (loss)		(224)		(356)

Deferred Compensation Obligations
Beginning balance		136		84
Common stock held for deferred compensation arrangements		(7)		1
Ending balance		129		85

Treasury Stock
Beginning balance	(2)	(136)	(1)	(84)
Common stock held for deferred compensation arrangements	—	7	—	(1)
Ending balance	(2)	(129)	(1)	(85)

Ending Total Shareowners’ Equity		$14,946		$12,813

Comprehensive Income		$712		$693

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(In millions)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$759	$611
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	386	387
Postretirement benefits	63	53
Deferred taxes, credits and other	194	(148)
Stock award plans	154	124
Gain on disposal of assets	(1)	(3)
Loss on investments	2	61
Provision for losses on finance receivables	5	5
Changes in assets and liabilities:
Accounts receivable, net	50	97
Other current assets	93	(127)
Prepaid pension costs	37	36
Accounts payable	94	1
Accrued wages and withholdings	165	156
Dividends payable	(282)	(212)
Income taxes payable	36	362
Other current liabilities	68	72
Net cash from operating activities	1,823	1,475

Cash flows from investing activities:
Capital expenditures	(519)	(600)
Disposals of property, plant and equipment	50	43
Purchases of marketable securities and short-term investments	(1,721)	(1,123)
Sales and maturities of marketable securities and short-term investments	933	1,038
Net (increase) decrease in finance receivables	67	(1)
Other asset receipts (payments)	(91)	(38)
Net cash used in investing activities	(1,281)	(681)

Cash flows from financing activities:
Proceeds from borrowings	76	147
Repayments of borrowings	(58)	(662)
Purchases of common stock	(379)	(154)
Issuances of common stock	35	21
Dividends	(308)	(232)
Other transactions	1	1
Net cash used in financing activities	(633)	(879)

Effect of exchange rate changes on cash	(37)	9

Net increase (decrease) in cash and cash equivalents	(128)	(76)
Cash and cash equivalents:
Beginning of period	2,951	2,211
End of period	$2,823	$2,135
Cash paid during the period for:
Interest (net of amount capitalized)	$34	$26
Income taxes	$238	$56

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2004, our results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003.  The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value measurement provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method.  Under this approach, all stock-based compensation granted subsequent to January 1, 2003 has been expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted.  Stock compensation awards include stock options, management incentive awards, restricted performance units, and employer matching contributions (in shares of UPS stock) for a defined contribution benefit plan.

The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003 (in millions, except per share amounts).

		Three Months Ended March 31,
		2004	2003
Net income		$759	$611
Add:	Stock-based employee compensation expense included in net income, net of tax effects	134	110
Less:	Total pro-forma stock-based employee compensation expense, net of tax effects	(147)	(123)
Pro-forma net income		$746	$598
Basic earnings per share
	As reported	$0.67	$0.54
	Pro forma	$0.66	$0.53
Diluted earnings per share
	As reported	$0.67	$0.54
	Pro forma	$0.65	$0.53

Note 3.  New Accounting Pronouncements

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

FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial instruments rather than voting interests.  FIN 46 defines the term “variable interest entity” and is based on the premise that if a business enterprise absorbs a majority of such an entity’s expected losses and/or receives a majority of its expected residual returns, that enterprise has a controlling financial interest, and would thus require consolidation of the variable interest entity.  As of December 31, 2003, we adopted FIN 46, and the effects of adoption were not material to our results of operations or financial condition.

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

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” ("FAS 132").  The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  As revised, FAS 132 is effective for financial statements with fiscal years ending after December 15, 2003.  We have included these disclosures in Note 5 – Employee Benefit Plans.

Note 4.  Property, Plant and Equipment

Property plant and equipment as of March 31, 2004 and December 31, 2003 consists of the following (in millions):

	March 31, 2004	December 31, 2003
Vehicles	$3,536	$3,486
Aircraft (including aircraft under capitalized leases)	11,101	10,897
Land	723	721
Buildings	2,087	2,083
Leasehold improvements	2,234	2,219
Plant equipment	4,449	4,410
Technology equipment (including capitalized software)	2,419	2,366
Equipment under operating lease	68	53
Construction-in-progress	720	680
	27,337	26,915
Less: Accumulated depreciation and amortization	(13,329)	(13,007)
	$14,008	$13,908

Note 5.  Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three months ended March 31 (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Service cost	$85	$71	$23	$20
Interest cost	132	116	41	36
Expected return on assets	(200)	(167)	(9)	(7)
Amortization of:
Transition obligation	1	2	—	—
Prior service cost	11	9	—	—
Actuarial (gain) loss	14	7	8	4
Net periodic benefit cost	$43	$38	$63	$53

During the first quarter of 2004, we contributed $16 million to our postretirement medical benefit plans.  We expect to contribute $284 and $51 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Our accumulated postretirement benefit obligation and net periodic cost for our postretirement medical benefits do not reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications.  Until further guidance is issued by the government, we are unable to conclude whether the benefits provided by our plans are actuarially equivalent to Medicare Part D under the Act, and therefore, whether our plans would qualify for the federal subsidy.

Note 6.  Goodwill, Intangibles, and Other Assets

Other assets as of March 31, 2004 and December 31, 2003 consist of the following (in millions):

	March 31, 2004	December 31, 2003
Non-current finance receivables, net of allowance for credit losses	$521	$574
Other non-current assets	410	379
Consolidated	$931	$953

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2004 and December 31, 2003 (in millions):

	December 31, 2003	Goodwill Acquired	Currency/ Other	March 31, 2004
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	100	45	—	145
Non-package	1,073	—	(1)	1,072
Consolidated	$1,173	$45	$(1)	$1,217

The goodwill added in the International segment resulted from the purchase of the remaining 49% minority interest in UPS Yamato Express Co., which was a joint venture with Yamato Transport Co. in Japan.  UPS Yamato Express Co. provides express package delivery services in Japan.  Upon close of the acquisition, UPS Yamato Express Co. became a wholly-owned subsidiary of UPS.  This acquisition had no material effect on our results of operations or financial condition.

The following is a summary of intangible assets as of March 31, 2004 and December 31, 2003 (in millions):

	Franchise Rights, Licenses, Patents, Trademarks, and Other	Intangible Pension Asset	Total Intangible Assets
March 31, 2004:
Gross carrying amount	$121	$5	$126
Accumulated amortization	(26)	—	(26)
Net carrying value	$95	$5	$100

December 31, 2003:
Gross carrying amount	$118	$5	$123
Accumulated amortization	(23)	—	(23)
Net carrying value	$95	$5	$100

Note 7.  Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of March 31, 2004 and December 31, 2003 consist of the following (in millions):

	March 31, 2004	December 31, 2003
Deferred federal and state income taxes	$2,663	$2,491
Insurance reserves	967	923
Other credits and non-current liabilities	572	641
	$4,202	$4,055

Note 8.  Legal Proceedings and Contingencies

On August 9, 1999 the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured excess value (“EV”) insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years.  The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984 through 1998.  On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.  In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance.  Under the terms of settlement, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest.  The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued.  As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002.  In the first quarter of 2004, we received a refund of $185 million pertaining to the 1983 and 1984 tax years.  The remaining refunds and credits associated with this settlement are expected to be received over the next several years.

The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1990 tax years.  The proposed adjustments would result in $10 million of additional income tax.  The IRS has also issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994.  That report proposes adjustments that would result in $21 million in additional income tax.  The IRS’s proposed adjustments include penalties and penalty interest.  We believe that the possibility that such penalties and penalty interest will be sustained is remote.  In November 2002, the IRS issued a report taking a similar position with respect to some of these issues for each of the years 1995 through 1998.  That report proposes adjustments that would result in $9 million of income tax refunds.  For the 1985 through 1998 tax years, unpaid interest on these adjustments through March 31, 2004 could aggregate up to approximately $157 million, after the benefit of related tax deductions.  We expect that we will prevail on substantially all of these issues.  Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants.  The IRS may take similar positions with respect to some of these issues for each of the years 1999 through 2003.  We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

We are named as a defendant in twenty-three pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.  These actions all were filed after the August 9, 1999 United States Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

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

The parties have obtained preliminary court approval of a global settlement resolving all claims and all cases in the MDL Proceeding.  The proposed settlement, under which we and the other defendants expressly deny any and all liability, still requires final court approval.  If the proposed settlement becomes final, we would provide qualifying settlement class members with vouchers toward the purchase of specified UPS services and would pay a portion of the plaintiffs’ attorneys’ fees, the total amount of which will be determined by the Court.  The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually request and use.  We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

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

Note 9.  Segment Information

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

Segment information for the three months ended March 31 is as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Revenue:
U.S. domestic package	$6,540	$6,020
International package	1,619	1,302
Non-package	760	693
Consolidated	$8,919	$8,015

Operating profit:
U.S. domestic package	$831	$704
International package	269	134
Non-package	117	107
Consolidated	$1,217	$945

Non-package operating profit included $26 and $28 million for the three months ended March 31, 2004 and 2003 respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

Note 10.  Other Operating Expenses

The major components of other operating expenses for the three months ended March 31, 2004 and 2003 are as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Repairs and maintenance	$251	$229
Depreciation and amortization	386	387
Purchased transportation	481	425
Fuel	300	264
Other occupancy	209	197
Other expenses	907	860
Consolidated	$2,534	$2,362

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$759	$611

Denominator:
Weighted-average shares	1,128	1,123
Deferred compensation arrangements	2	1
Denominator for basic earnings per share	1,130	1,124

Effect of dilutive securities:
Contingent shares -
Management incentive awards	4	3
Stock option plans	6	9
Denominator for diluted earnings per share	1,140	1,136

Basic Earnings Per Share	$0.67	$0.54

Diluted Earnings Per Share	$0.67	$0.54

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2004	2003	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,470	$1,353	$117	8.6%
Deferred	764	698	66	9.5
Ground	4,306	3,969	337	8.5
Total U.S. domestic package	6,540	6,020	520	8.6
International package:
Domestic	336	266	70	26.3
Export	1,181	940	241	25.6
Cargo	102	96	6	6.3
Total International package	1,619	1,302	317	24.3
Non-package:
UPS Supply Chain Solutions	563	500	63	12.6
Other	197	193	4	2.1
Total Non-package	760	693	67	9.7
Consolidated	$8,919	$8,015	$904	11.3%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,170	1,135	35	3.1%
Deferred	894	845	49	5.8
Ground	10,393	9,881	512	5.2
Total U.S. domestic package	12,457	11,861	596	5.0
International package:
Domestic	811	776	35	4.5
Export	516	471	45	9.6
Total International package	1,327	1,247	80	6.4
Consolidated	13,784	13,108	676	5.2%

Operating days in period	64	63

Average Revenue Per Piece:			$
U.S. domestic package:
Next Day Air	$19.63	$18.92	$0.71	3.8%
Deferred	13.35	13.11	0.24	1.8
Ground	6.47	6.38	0.09	1.4
Total U.S. domestic package	8.20	8.06	0.14	1.7
International package:
Domestic	6.47	5.44	1.03	18.9
Export	35.76	31.68	4.08	12.9
Total International package	17.86	15.35	2.51	16.4
Consolidated	$9.13	$8.75	$0.38	4.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended March 31,		Change
Operating Segment	2004	2003	$	%
U.S. domestic package	$831	$704	$127	18.0%
International package	269	134	135	100.7
Non-package	117	107	10	9.3
Consolidated Operating Profit	$1,217	$945	$272	28.8%

Non-GAAP Financial Measures

In the discussion and analysis below, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in financial statements.  Certain of this information is considered “non-GAAP financial measures” under Securities and Exchange Commission rules.  We have presented these measures since we believe that meaningful analysis of our financial performance requires an understanding of the factors underlying that performance and our judgments about the likelihood that particular factors will repeat.  When these “non-GAAP financial measures” have been used, we have provided reconciliations of these adjusted measures to the appropriate GAAP measure for comparability purposes.

U.S. Domestic Package Operations

U.S. domestic package revenue increased $520 million, or 8.6%, for the quarter, which was driven by a 5.0% increase in average daily package volume, a 1.7% increase in revenue per piece, and the effects of one additional operating day in 2004.  Ground volume increased 5.2% during the quarter, and was driven in part by the improving U.S. economy and the impact that adverse weather conditions had on volume in the first quarter of 2003.  Next Day Air volume increased 3.1%, due to solid growth in package volume reflecting the improved economy, but was somewhat offset by declines in letter volume influenced by the slowdown in mortgage refinancing.  Volume growth for our domestic products was also positively affected by increased volume through our expanded retail network.

Ground revenue per piece increased 1.4% primarily due to the impact of a rate increase that took effect in 2004, but was adversely impacted by the removal of the fuel surcharge on ground products, as discussed below.  Next Day Air revenue per piece increased 3.8%, primarily due to the shift in product mix from letters to packages, the rate increase, and the modified fuel surcharge on domestic air products.

On January 5, 2004, a rate increase took effect which was in line with previous years’ rate increases.  We increased rates for standard ground shipments an average of 1.9% for commercial deliveries.  The ground residential surcharge increased $0.25 to $1.40 over the commercial ground rate.  An additional delivery area surcharge of $1.00 was implemented for commercial deliveries in certain ZIP codes.  Rates for UPS Hundredweight increased 5.9%.  In addition, we increased rates for UPS Next Day Air an average of 2.9% and increased rates for deferred services by 2.9%.  Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.5%.

In addition, we discontinued the fuel surcharge on ground products, while we began to apply a new indexed surcharge to domestic air products.  This new fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel.  Based on published rates, the average fuel surcharge applied to our air products during the first quarter of 2004 was 5.33%, compared with the average surcharge of 1.33% applied to both air and ground products in 2003, resulting in an increase in domestic fuel surcharge revenue of $37 million during the quarter.

U.S. domestic package operating profit increased $127 million, or 18%, primarily due to the increase in volume and revenue growth, combined with an improved operating margin resulting from better utilization of our delivery network.

International Package Operations

International package revenue improved $317 million, or 24.3%, for the quarter primarily due to the 9.6% volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency.  Revenue increased $101 million during the quarter due to currency fluctuations.  Revenue growth was also impacted by the change to our fuel surcharge, discussed below, as well as rate changes, which vary by geographical market and occur throughout the year.

In January 2004, changes were made to the calculation of our fuel surcharge on international products (including U.S. export products).  The new surcharge is indexed to fuel prices in our different international regions, depending on where the shipment takes place.  The new surcharge is only applied to our international express products, while the previous surcharge was applied to all international products.  These changes, along with higher fuel prices, had the effect of increasing international package revenue by $39 million during the quarter.

Export volume increased throughout the world, led by exports from Asia, which increased over 14%, and exports from the U.S., which increased nearly 13%.  Domestic volume increased 4.5% for the quarter, which was its highest growth rate since 2001.

Export revenue per piece increased 12.9% for the quarter (3.5% currency-adjusted), due to continued focus on yield management, product mix, and the impact of the fuel surcharge.  In total, international average daily package volume increased 6.4% and average revenue per piece increased 16.4% (5.2% currency-adjusted).

The improvement in operating profit for our international package operations was $135 million for the quarter, $14 million of which was due to favorable currency fluctuations.  This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously, and a strong increase in operating margin through better network utilization.

Non-Package Operations

Non-package revenue increased $67 million, or 9.7%, for the quarter.  UPS Supply Chain Solutions increased revenue by 12.6% during the quarter due to double-digit revenue growth in our supply chain management and other logistics businesses, and high single-digit revenue growth in the transportation and brokerage businesses.  Supply Chain Solutions revenue in Europe, Asia, and Canada increased at double-digit rates, with favorable currency fluctuations providing $26 million of the increase in revenue.  The remainder of our non-package operations, which includes Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital Corporation, our mail and consulting services, and our excess value package insurance business, increased revenue by 2.1% for the quarter, primarily due to increased franchise revenue at Mail Boxes Etc.

Non-package operating profit increased $10 million, or 9.3%, for the quarter.  This increase was primarily due to higher operating profit from our Supply Chain Solutions unit, which was driven by the increase in revenue as well as continued operating margin expansion.  Mail Boxes Etc. also contributed strong profit growth, due to the increased franchise revenue noted previously.  Non-package operating profit includes $26 million (compared to $28 million in 2003) of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $632 million, or 8.9%, for the quarter, $111 million of which was due to currency fluctuations in our international package and non-package segments.  Compensation and benefits increased by $460 million, or 9.8%, for the quarter, largely due to increased health and welfare benefit costs and higher pension expense.  Stock-based compensation expense totaled $212 million in 2004, which was a 21% increase over 2003, primarily as a result of increased management incentive awards expense and adopting the measurement provisions of FAS 123 beginning with 2003 stock-based compensation awards.

Other operating expenses increased by $172 million, or 7.3%, for the quarter, largely due to a 13.6% increase in fuel expense, a 13.2% increase in purchased transportation, and a 9.6% increase in repairs and maintenance.  The increase in fuel expense was impacted by lower hedging gains in 2004, along with increased fuel usage and higher prices.  The increase in purchased transportation expense was influenced by the impact of currency and volume growth in our international package business, as well as growth at our Supply Chain Solutions business.   The increase in repairs and maintenance was driven by increased vehicle maintenance, and also affected by our corporate rebranding efforts.  The decline in depreciation and amortization for the quarter was impacted by lower depreciation expense on aircraft and engines, largely due to the recent retirement of some older aircraft.

Our operating margin, defined as operating profit as a percentage of revenue, increased to 13.6% during the first quarter of 2004 from 11.8% in 2003.  The operating margins for our three business segments were as follows:

	Three Months Ended March 31,
Operating Segment	2004	2003
U.S. domestic package	12.7%	11.7%
International package	16.6%	10.3%
Non-package	15.4%	15.4%

Investment Income/Interest Expense

The increase in investment income of $55 million in 2004 is primarily due to a $58 million impairment charge recognized during the first quarter of 2003.  We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer.  During the first quarter of 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios.

The $14 million increase in interest expense in 2004 was affected by imputed interest expense associated with certain investments, currency exchange rates, and a slightly lower amount of capitalized interest.

Net Income and Earnings Per Share

Net income for the first quarter of 2004 was $759 million, a 24.2% increase from the $611 million achieved in 2003, resulting in an increase in diluted earnings per share from $0.54 in 2003 to $0.67 in 2004.

Net income in 2003 was favorably impacted by a reduction in income tax expense of $55 million ($0.05 per diluted share) due to the resolution of various tax issues with the Internal Revenue Service.  Net income in 2003 was adversely impacted by the $58 million ($37 million after-tax, or $0.03 per diluted share) investment impairment charge described previously.  Excluding the impact of these two items, net income in the first quarter of 2003 would have been $593 million, or $0.52 per diluted share.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $1.823 billion in the first quarter of 2004 from $1.475 billion during 2003, largely due to higher net income and the receipt of an income tax refund of $185 million associated with the resolution of the excess value (“EV”) tax case discussed in Note 8 to the unaudited consolidated financial statements.

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

In addition, we discontinued the fuel surcharge on ground service, while a new indexed surcharge is being applied to our Next Day Air, deferred products, and international services.  This new fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel.  The index for shipments originating in Europe is based on the Rotterdam ARA spot price of kerosene-type jet fuel.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $1.281 billion in the first quarter of 2004 from $681 million during 2003, primarily due to increased purchases of marketable securities and short-term investments resulting from our improved free cash flow.  We anticipate capital expenditures of approximately $2.2 billion in 2004.  These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software.  We fund our capital expenditures with our cash from operations.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased to $633 million in the first quarter of 2004 from $879 million during 2003, primarily due to lower repayments of debt.  Our primary use of cash in financing activities has been to repay long-term debt, repurchase stock, and pay dividends.  During the first quarter of 2004, we repaid $58 million in debt, primarily consisting of UPS Notes and principal payments on our capitalized lease obligations.  Issuances of debt consisted primarily of UPS Notes.  We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

In August 2003, a total of $1.0 billion was authorized for share repurchases as part of our continuing share repurchase program.  We repurchased a total of $379 and $154 million of common stock in the first quarter of 2004 and 2003, respectively.  On May 6, 2004, the Board of Directors authorized a total of $1.0 billion for future share repurchases.

We increased our quarterly cash dividend payment to $0.28 per share in 2004 from $0.21 per share in the first quarter of 2003, resulting in an increase in total cash dividends paid to $308 million from $232 million.  The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.  We expect to continue the practice of paying regular cash dividends.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion.  Approximately $519 million was outstanding under these programs as of March 31, 2004, with an average interest rate of 1.00%.  The entire balance outstanding has been classified as a current liability in our balance sheet.  In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million.  No amounts were outstanding under this program at March 31, 2004.

We maintain two credit agreements with a consortium of banks.  These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 21, 2005 and the other on April 24, 2008.  Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points.  There were no borrowings under either of these agreements as of March 31, 2004.

We also maintain a $1.0 billion European medium-term note program.  Under this program, we may issue notes from time to time, denominated in a variety of currencies.  No amounts were outstanding under this program at March 31, 2004.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States.  There was approximately $126 million issued under this shelf registration statement at March 31, 2004, all of which consists of issuances under our UPS Notes program.

Commitments & Contingencies

We have contractual obligations and commitments in the form of operating leases, capital leases, debt obligations, and purchase commitments.  We intend to satisfy these obligations through the use of cash flow from operations.

We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected current and long-term needs for the operation of our business, including anticipated capital expenditures such as commitments for aircraft purchases, through 2009.

On August 9, 1999 the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured EV insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years.  The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984 through 1998.  On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax

Court decision.  In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance.  Under the terms of settlement, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest.  The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued.  As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002.  In the first quarter of 2004, we received a refund of $185 million pertaining to the 1983 and 1984 tax years.  The remaining refunds and credits associated with this settlement are expected to be received over the next several years.

The IRS has proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1990 tax years.  The proposed adjustments would result in $10 million of additional income tax.  The IRS has also issued a report taking a similar position with respect to some of these issues for each of the years from 1991 through 1994.  That report proposes adjustments that would result in $21 million in additional income tax.  The IRS’s proposed adjustments include penalties and penalty interest.  We believe that the possibility that such penalties and penalty interest will be sustained is remote.  In November 2002, the IRS issued a report taking a similar position with respect to some of these issues for each of the years 1995 through 1998.  That report proposes adjustments that would result in $9 million of income tax refunds.  For the 1985 through 1998 tax years, unpaid interest on these adjustments through March 31, 2004 could aggregate up to approximately $157 million, after the benefit of related tax deductions.  We expect that we will prevail on substantially all of these issues.  Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants.  The IRS may take similar positions with respect to some of these issues for each of the years 1999 through 2003.  We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

We are named as a defendant in twenty-three pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.  These actions all were filed after the August 9, 1999 United States Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

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

The parties have obtained preliminary court approval of a global settlement resolving all claims and all cases in the MDL Proceeding.  The proposed settlement, under which we and the other defendants expressly deny any and all liability, still requires final court approval.  If the proposed settlement becomes final, we would provide qualifying settlement class members with vouchers toward the purchase of specified UPS services and would pay a portion of the plaintiffs’ attorneys’ fees, the total amount of which will be determined by the Court.  The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually request and use.  We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

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

New Accounting Pronouncements

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

FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial instruments rather than voting interests.  FIN 46 defines the term “variable interest entity” and is based on the premise that if a business enterprise absorbs a majority of such an entity’s expected losses and/or receives a majority of its expected residual returns, that enterprise has a controlling financial interest, and would thus require consolidation of the variable interest entity.  As of December 31, 2003, we adopted FIN 46, and the effects of adoption were not material to our results of operations or financial condition.

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

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” ("FAS 132").  The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  As revised, FAS 132 is effective for financial statements with fiscal years ending after December 15, 2003, and we have included these disclosures in Note 5 – Employee Benefit Plans.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict.  These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results.  We have described some of the important factors that affect these statements as we discussed each subject.  Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements.  Some of the factors that could cause our actual results to differ materially from the expected results are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2004	December 31, 2003
Energy Derivatives	$27	$30
Currency Derivatives	(18)	(48)
Interest Rate Derivatives	(14)	(27)
	$(5)	$(45)

Our market risks, hedging strategies, and financial instrument positions at March 31, 2004 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  The market risk sensitivity of the contracts noted above would not be materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  During the first three months of 2004, we issued a total of $41 million of fixed rate notes with various maturities under our UPS Notes program.  All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $15 million of the notes were called in the first three months of 2004.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis” on pages 27-29 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 8 to our unaudited consolidated financial statements contained herein.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits:

3.1 – Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2 – Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10 – Credit Agreement (364-Day Facility) dated April 22, 2004 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger and Bank of America, N.A. and Bank One, N.A., as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

12 – Computation of Ratio of Earnings to Fixed Charges.

31.1 – Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K:

The Company furnished a Form 8-K Current Report on February 4, 2004 (Date of Earliest Event Reported:  January 29, 2004), announcing its financial results for the three months and year ended December 31, 2003.

The Company furnished a Form 8-K Current Report on April 27, 2004 (Date of Earliest Event Reported:  April 22, 2004), announcing its first quarter financial results for the three months ended March 31, 2004.

EXHIBIT INDEX

3.1 – Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2 – Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10 – Credit Agreement (364-Day Facility) dated April 22, 2004 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger and Bank of America, N.A. and Bank One, N.A., as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent.

12 – Computation of Ratio of Earnings to Fixed Charges.

31.1 – Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: May 10, 2004	By:	/s/ D. Scott Davis
D. Scott Davis
Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)