Form 10-Q
period 2004-06-30
UNITED PARCEL SERVICE INC
filed 2004-08-05
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004, or

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

There were 536,604,719 Class A shares, and 587,773,452 Class B shares, with a par value of $0.01 per share, outstanding at August 2, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2004 (unaudited) and December 31, 2003

(In millions, except per share amounts)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash & cash equivalents	$3,312	$2,951
Marketable securities & short-term investments	1,625	1,001
Accounts receivable, net	3,964	4,004
Finance receivables, net	783	840
Deferred income taxes	297	316
Other current assets	631	741
Total Current Assets	10,612	9,853
Property, Plant & Equipment - at cost, net of accumulated depreciation & amortization of $13,589 and $13,007 in 2004 and 2003	14,072	13,908
Prepaid Pension Costs	2,848	2,922
Goodwill and Intangible Assets, Net	1,314	1,273
Other Assets	1,011	953
	$29,857	$28,909
Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$805	$674
Accounts payable	2,022	2,003
Accrued wages & withholdings	1,678	1,166
Dividends payable	—	282
Other current liabilities	1,288	1,393
Total Current Liabilities	5,793	5,518
Long-Term Debt	3,182	3,149
Accumulated Postretirement Benefit Obligation, Net	1,436	1,335
Deferred Taxes, Credits & Other Liabilities	4,267	4,055
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 545 and 571 in 2004 and 2003	5	6
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 583 and 560 in 2004 and 2003	6	5
Additional paid-in capital	105	662
Retained earnings	15,301	14,356
Accumulated other comprehensive loss	(238)	(177)
Deferred compensation arrangements	168	136
	15,347	14,988
Less: Treasury stock (3 and 2 shares in 2004 and 2003)	(168)	(136)
	15,179	14,852
	$29,857	$28,909

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

Three and Six Months Ended June 30, 2004 and 2003

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$8,871	$8,226	$17,790	$16,241

Operating Expenses:
Compensation and benefits	5,079	4,754	10,247	9,462
Other	2,482	2,392	5,016	4,754
	7,561	7,146	15,263	14,216
Operating Profit	1,310	1,080	2,527	2,025

Other Income and (Expense):
Investment income (loss)	14	10	31	(28)
Interest expense	(35)	(38)	(74)	(63)
	(21)	(28)	(43)	(91)

Income before Income Taxes	1,289	1,052	2,484	1,934

Income Taxes	471	360	907	631

Net Income	$818	$692	$1,577	$1,303

Basic Earnings Per Share	$0.73	$0.61	$1.40	$1.16

Diluted Earnings Per Share	$0.72	$0.61	$1.39	$1.15

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Six Months Ended June 30, 2004 and 2003

(In millions, except per share amounts)

(unaudited)

	2004		2003
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	571	$6	642	$7
Common stock purchases	(7)	—	(3)	—
Stock award plans	6	—	6	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(26)	(1)	(42)	(1)
Ending balance	545	5	604	6

Class B Common Stock
Beginning balance	560	5	482	4
Common stock purchases	(3)	—	(1)	—
Conversions of Class A to Class B common stock	26	1	42	1
Ending balance	583	6	523	5

Additional Paid-In Capital
Beginning balance		662		387
Stock award plans		114		61
Common stock purchases		(745)		(198)
Common stock issuances		74		80
Ending balance		105		330

Retained Earnings
Beginning balance		14,356		12,495
Net income		1,577		1,303
Dividends ($0.56 and $0.42 per share)		(632)		(472)
Ending balance		15,301		13,326

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(56)		(328)
Aggregate adjustment		(112)		70
Ending balance		(168)		(258)

Unrealized gain (loss) on marketable securities:
Beginning balance		14		(34)
Current period changes in fair value (net of tax effect of $(2) and $4)		(3)		7
Reclassification to earnings (net of tax effect of $0 and $16)		—		28
Ending balance		11		1

Unrealized gain (loss) on cash flow hedges:
Beginning balance		(72)		(26)
Current period changes in fair value (net of tax effect of $22 and $(2))		39		(3)
Reclassification to earnings (net of tax effect of $8 and $(10))		15		(17)
Ending balance		(18)		(46)

Additional minimum pension liability:
Beginning balance		(63)		(50)
Minimum pension liability adjustment		—		—
Ending balance		(63)		(50)

Ending accumulated other comprehensive income (loss)		(238)		(353)

Deferred Compensation Obligations
Beginning balance		136		84
Common stock held for deferred compensation arrangements		32		51
Ending balance		168		135

Treasury Stock
Beginning balance	(2)	(136)	(1)	(84)
Common stock held for deferred compensation arrangements	(1)	(32)	(1)	(51)
Ending balance	(3)	(168)	(2)	(135)

Ending Total Shareowners’ Equity		$15,179		$13,314

Comprehensive Income		$1,516		$1,388

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(In millions)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,577	$1,303
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	771	778
Postretirement benefits	101	86
Deferred taxes, credits and other	191	(78)
Stock award plans	312	260
Loss on disposal of assets	3	30
Loss on investments	2	60
Provision for losses on finance receivables	6	9
Changes in assets and liabilities:
Accounts receivable, net	40	81
Other current assets	172	(231)
Prepaid pension costs	74	73
Accounts payable	(24)	21
Accrued wages and withholdings	266	219
Dividends payable	(282)	(212)
Income taxes payable	(113)	140
Other current liabilities	44	40
Net cash from operating activities	3,140	2,579

Cash flows from investing activities:
Capital expenditures	(989)	(1,051)
Disposals of property, plant and equipment	78	69
Purchases of marketable securities and short-term investments	(2,627)	(3,224)
Sales and maturities of marketable securities and short-term investments	1,997	2,850
Net (increase) decrease in finance receivables	158	(22)
Payments for acquisitions, net of cash acquired	(87)	(2)
Other asset receipts (payments)	(54)	(83)
Net cash used in investing activities	(1,524)	(1,463)

Cash flows from financing activities:
Proceeds from borrowings	178	207
Repayments of borrowings	(78)	(786)
Purchases of common stock	(745)	(198)
Issuances of common stock	104	82
Dividends	(621)	(472)
Other transactions	(29)	(26)
Net cash used in financing activities	(1,191)	(1,193)

Effect of exchange rate changes on cash	(64)	51

Net increase (decrease) in cash and cash equivalents	361	(26)
Cash and cash equivalents:
Beginning of period	2,951	2,211
End of period	$3,312	$2,185
Cash paid during the period for:
Interest (net of amount capitalized)	$62	$82
Income taxes	$950	$591

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2004, our results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.  The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method.  Under this approach, all stock-based compensation granted subsequent to January 1, 2003 has been expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted.  Stock compensation awards include stock options, management incentive awards, restricted performance units, and employer matching contributions (in shares of UPS stock) for a defined contribution benefit plan.

The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003 (in millions, except per share amounts).

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
Net income		$818	$692	$1,577	$1,303
Add:	Stock-based employee compensation expense included in net income, net of tax effects	142	121	276	234
Less:	Total pro-forma stock-based employee compensation expense, net of tax effects	(154)	(134)	(301)	(260)
Pro-forma net income		$806	$679	$1,552	$1,277
Basic earnings per share
	As reported	$0.73	$0.61	$1.40	$1.16
	Pro forma	$0.72	$0.60	$1.38	$1.13
Diluted earnings per share
	As reported	$0.72	$0.61	$1.39	$1.15
	Pro forma	$0.71	$0.60	$1.36	$1.12

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

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”).  The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  As revised, FAS 132 is effective for financial statements with fiscal years ending after December 15, 2003.  We have included these disclosures in Note 5 – Employee Benefit Plans.

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”) was signed into law.  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications.  In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Act.  The impact of the Act and the adoption of this FSP will not be material to our financial condition or results of operations.

Note 4.  Property, Plant and Equipment

Property plant and equipment as of June 30, 2004 and December 31, 2003 consists of the following (in millions):

	June 30, 2004	December 31, 2003
Vehicles	$3,526	$3,486
Aircraft (including aircraft under capitalized leases)	11,240	10,897
Land	724	721
Buildings	2,088	2,083
Leasehold improvements	2,244	2,219
Plant equipment	4,481	4,410
Technology equipment (including capitalized software)	2,524	2,366
Equipment under operating lease	64	53
Construction-in-progress	770	680
	27,661	26,915
Less: Accumulated depreciation and amortization	(13,589)	(13,007)
	$14,072	$13,908

Note 5.  Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,
	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Service cost	$85	$70	$23	$20
Interest cost	131	117	41	38
Expected return on assets	(200)	(168)	(8)	(8)
Amortization of:
Transition obligation	2	2	—	—
Prior service cost	10	10	—	—
Actuarial (gain) loss	14	7	7	4
Net periodic benefit cost	$42	$38	$63	$54

	Six Months Ended June 30,
	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Service cost	$170	$141	$46	$40
Interest cost	263	233	82	74
Expected return on assets	(400)	(335)	(17)	(15)
Amortization of:
Transition obligation	3	4	—	—
Prior service cost	21	19	—	—
Actuarial (gain) loss	28	14	15	8
Net periodic benefit cost	$85	$76	$126	$107

During the first six months of 2004, we contributed $3 and $31 million to our pension and postretirement medical benefit plans, respectively.  We expect to contribute $287 and $95 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 6.  Goodwill, Intangibles, and Other Assets

Other assets as of June 30, 2004 and December 31, 2003 consist of the following (in millions):

	June 30, 2004	December 31, 2003
Non-current finance receivables, net of allowance for credit losses	$510	$574
Other non-current assets	501	379
	$1,011	$953

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2004 and December 31, 2003 (in millions):

	December 31, 2003	Goodwill Acquired	Currency/ Other	June 30, 2004
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	100	44	(6)	138
Non-package	1,073	10	(6)	1,077
	$1,173	$54	$(12)	$1,215

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

The following is a summary of intangible assets as of June 30, 2004 and December 31, 2003 (in millions):

	Franchise Rights, Licenses, Patents, Trademarks, and Other	Intangible Pension Asset	Total Intangible Assets
June 30, 2004:
Gross carrying amount	$122	$5	$127
Accumulated amortization	(28)	—	(28)
Net carrying value	$94	$5	$99

December 31, 2003:
Gross carrying amount	$118	$5	$123
Accumulated amortization	(23)	—	(23)
Net carrying value	$95	$5	$100

Note 7.  Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of June 30, 2004 and December 31, 2003 consist of the following (in millions):

	June 30, 2004	December 31, 2003
Deferred federal and state income taxes	$2,543	$2,491
Insurance reserves	1,054	923
Other credits and non-current liabilities	670	641
	$4,267	$4,055

Note 8.  Legal Proceedings and Contingencies

On August 9, 1999 the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured excess value (“EV”) package insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years.  The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984 through 1998.  On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.  In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance.  Under the terms of settlement, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest.  The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued, and less than amounts we had previously paid to the IRS.  As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002.  In the first quarter of 2004, we received a refund of $185 million pertaining to the 1983 and 1984 tax years.  The remaining refunds and credits associated with this settlement are expected to be received over the next several years.

We are named as a defendant in twenty-three pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.  These actions were all filed after the August 9, 1999 U.S. Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

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

In late 2003, the parties reached a global settlement resolving all claims and all cases in the MDL proceeding.  In reaching the settlement, we and the other defendants expressly deny any and all liability.  On July 30, 2004, the court issued an order granting final approval to the substantive terms of the settlement.  The settlement will only become effective after the time for the filing of an appeal has passed, if no appeal is filed, or, if any appeal is filed, if and after it is rejected.

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

Segment information for the three and six months ended June 30, 2004 and 2003 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
U.S. domestic package	$6,480	$6,124	$13,020	$12,144
International package	1,613	1,371	3,232	2,673
Non-package	778	731	1,538	1,424
Consolidated	$8,871	$8,226	$17,790	$16,241

Operating profit:
U.S. domestic package	$892	$832	$1,723	$1,536
International package	272	158	541	292
Non-package	146	90	263	197
Consolidated	$1,310	$1,080	$2,527	$2,025

Non-package operating profit included $32 and $26 million for the three months, and $58 and $54 million for the six months ended June 30, 2004 and 2003, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

Note 10.  Other Operating Expenses

The major components of other operating expenses for the three and six months ended June 30, 2004 and 2003 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Repairs and maintenance	$253	$246	$504	$475
Depreciation and amortization	385	391	771	778
Purchased transportation	474	425	955	850
Fuel	320	249	620	513
Other occupancy	170	175	379	372
Other expenses	880	906	1,787	1,766
Consolidated	$2,482	$2,392	$5,016	$4,754

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$818	$692	$1,577	$1,303

Denominator:
Weighted-average shares	1,126	1,125	1,127	1,124
Deferred compensation arrangements	2	2	2	2
Denominator for basic earnings per share	1,128	1,127	1,129	1,126

Effect of dilutive securities:
Contingent shares -
Management incentive awards	5	5	4	4
Stock option plans	4	4	5	6
Denominator for diluted earnings per share	1,137	1,136	1,138	1,136

Basic Earnings Per Share	$0.73	$0.61	$1.40	$1.16

Diluted Earnings Per Share	$0.72	$0.61	$1.39	$1.15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2004	2003	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,492	$1,387	$105	7.6%
Deferred	734	716	18	2.5
Ground	4,254	4,021	233	5.8
Total U.S. domestic package	6,480	6,124	356	5.8
International package:
Domestic	318	274	44	16.1
Export	1,183	992	191	19.3
Cargo	112	105	7	6.7
Total International package	1,613	1,371	242	17.7
Non-package:
UPS Supply Chain Solutions	568	530	38	7.2
Other	210	201	9	4.5
Total Non-package	778	731	47	6.4
Consolidated	$8,871	$8,226	$645	7.8%

			#
Average Daily Package Volume
(in thousands):
U.S. domestic package:
Next Day Air	1,181	1,179	2	0.2%
Deferred	832	862	(30)	(3.5)
Ground	10,252	9,776	476	4.9
Total U.S. domestic package	12,265	11,817	448	3.8
International package:
Domestic	784	742	42	5.7
Export	521	461	60	13.0
Total International package	1,305	1,203	102	8.5
Consolidated	13,570	13,020	550	4.2%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$19.74	$18.38	$1.36	7.4%
Deferred	13.78	12.98	0.80	6.2
Ground	6.48	6.43	0.05	0.8
Total U.S. domestic package	8.26	8.10	0.16	2.0
International package:
Domestic	6.34	5.77	0.57	9.9
Export	35.48	33.62	1.86	5.5
Total International package	17.97	16.44	1.53	9.3
Consolidated	$9.19	$8.87	$0.32	3.6%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Six Months Ended June 30,		Change
	2004	2003	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$2,962	$2,740	$222	8.1%
Deferred	1,498	1,414	84	5.9
Ground	8,560	7,990	570	7.1
Total U.S. domestic package	13,020	12,144	876	7.2
International package:
Domestic	654	540	114	21.1
Export	2,364	1,932	432	22.4
Cargo	214	201	13	6.5
Total International package	3,232	2,673	559	20.9
Non-package:
UPS Supply Chain Solutions	1,131	1,030	101	9.8
Other	407	394	13	3.3
Total Non-package	1,538	1,424	114	8.0
Consolidated	$17,790	$16,241	$1,549	9.5%

			#
Average Daily Package Volume
(in thousands):
U.S. domestic package:
Next Day Air	1,175	1,157	18	1.6%
Deferred	863	853	10	1.2
Ground	10,322	9,828	494	5.0
Total U.S. domestic package	12,360	11,838	522	4.4
International package:
Domestic	797	759	38	5.0
Export	519	466	53	11.4
Total International package	1,316	1,225	91	7.4
Consolidated	13,676	13,063	613	4.7%

Operating days in period	128	127

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$19.69	$18.65	$1.04	5.6%
Deferred	13.56	13.05	0.51	3.9
Ground	6.48	6.40	0.08	1.3
Total U.S. domestic package	8.23	8.08	0.15	1.9
International package:
Domestic	6.41	5.60	0.81	14.5
Export	35.59	32.65	2.94	9.0
Total International package	17.92	15.89	2.03	12.8
Consolidated	$9.16	$8.81	$0.35	4.0%

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended June 30,		Change
	2004	2003	$	%
Operating Segment
U.S. domestic package	$892	$832	$60	7.2%
International package	272	158	114	72.2
Non-package	146	90	56	62.2
Consolidated Operating Profit	$1,310	$1,080	$230	21.3%

	Six Months Ended June 30,		Change
	2004	2003	$	%
Operating Segment
U.S. domestic package	$1,723	$1,536	$187	12.2%
International package	541	292	249	85.3
Non-package	263	197	66	33.5
Consolidated Operating Profit	$2,527	$2,025	$502	24.8%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $356 million, or 5.8%, for the quarter ($876 million, or 7.2%, year-to-date), which was driven by a 3.8% increase in average daily package volume and a 2.0% increase in revenue per piece.  Ground volume increased 4.9% during the quarter, driven in part by the improving U.S. economy.  Next Day Air volume increased 0.2%, due to solid growth in package volume which reflected the improved economy.  However, both Next Day Air and deferred volume were significantly affected by declines in letter volume influenced by the slowdown in mortgage refinancing.

Ground revenue per piece increased 0.8% for the quarter primarily due to the impact of a rate increase (described below) that took effect in 2004, but was adversely impacted by the removal of the fuel surcharge on ground products, as discussed below.  The removal of the fuel surcharge on ground products reduced the growth rate of ground revenue per piece by 180 basis points.  Next Day Air revenue per piece increased 7.4%, while deferred revenue per piece increased 6.2%, primarily due to the shift in product mix from letters to packages, the rate increase, and the modified fuel surcharge on domestic air products.

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

In addition, we discontinued the fuel surcharge on ground products, while we began to apply a new indexed surcharge to domestic air products.  This new fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel.  Based on published rates, the average fuel surcharge applied to our air products during the second quarter of 2004 was 5.83% (5.60% year-to-date), compared with the average surcharge of 1.80% applied to both air and ground products in 2003 (1.57% year-to-date), resulting in an increase in domestic fuel surcharge revenue of $19 million during the quarter ($56 million year-to-date).

U.S. domestic package operating profit increased $60 million, or 7.2% ($187 million, or 12.2%, year-to-date), primarily due to the increase in volume and revenue growth, combined with an improved operating margin resulting from better utilization of our delivery network.

International Package Operations

International package revenue improved $242 million, or 17.7%, for the quarter ($559 million, or 20.9% year-to-date) primarily due to the 13.0% volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency fluctuations.  Revenue increased $52 million during the quarter ($153 million year-to-date) due to currency fluctuations.  Revenue growth was also impacted by the change to our fuel surcharge, discussed below, as well as rate changes, which vary by geographical market and occur throughout the year.

In January 2004, changes were made to the calculation of our fuel surcharge on international products (including U.S. export products).  The new surcharge is indexed to fuel prices in our different international regions, depending on where the shipment takes place.  The new surcharge is only applied to our international express products, while the previous surcharge was applied to all international products.  These changes, along with higher fuel prices, had the effect of increasing international package revenue by $34 million during the quarter ($73 million year-to-date).

We experienced double-digit export volume growth in each region throughout the world, with Asia-Pacific showing 17% export volume growth, and Europe and U.S.-origin export volume growth in excess of 11%.  Domestic volume increased 5.7% for the quarter, representing the third consecutive quarter of strong growth, and primarily reflects improvements in our European domestic delivery business.

Export revenue per piece increased 5.5% for the quarter (1.3% currency-adjusted), benefiting from rate increases and the impact of the fuel surcharge, but was negatively impacted by changes in product mix.  In total, international average daily package volume increased 8.5% and average revenue per piece increased 9.3% (4.6% currency-adjusted).

The improvement in operating profit for our international package operations was $114 million, or 72.2%, for the quarter ($249 million, or 85.3%, year-to-date), $14 million of which was due to favorable currency fluctuations ($28 million year-to-date).  This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously, and a strong increase in operating margin through better network utilization.

Non-Package Operations

Non-package revenue increased $47 million, or 6.4%, for the quarter ($114 million, or 8.0%, year-to-date).  UPS Supply Chain Solutions increased revenue by 7.2% during the quarter (9.8% year-to-date) with the strongest growth coming in our supply chain management and air freight businesses.  Favorable currency fluctuations provided $12 million of the increase in revenue for the quarter ($38 million year-to-date).  The remainder of our non-package operations, which includes Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital Corporation, our mail and consulting services, and our excess value package insurance business, increased revenue by 4.5% for the quarter (3.3% year-to-date), primarily due to strong double-digit franchise revenue growth at Mail Boxes Etc.

Non-package operating profit increased $56 million, or 62.2%, for the quarter ($66 million, or 33.5%, year-to-date).  This increase was affected by a $24 million loss recognized in 2003 on the sale of our former Mail Technologies business.  The remainder of the profit increase was primarily due to higher operating profit from our Supply Chain Solutions unit, our mail services unit, and our excess value insurance business.  Supply Chain Solutions operating profit was driven by the increase in revenue as well as continued operating margin expansion.  Mail Boxes Etc. also contributed strong profit growth, due to the increased franchise revenue noted previously.  Non-package operating profit includes $32 million (compared to $26 million in 2003) of intersegment profit for the quarter, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

During the second quarter of 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share.  The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the non-package segment, and a tax benefit of $38 million recognized in conjunction with the sale.  The tax benefit exceeds the pre-tax loss from this sale primarily because the goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes.  Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above.  The operating results of our Mail Technologies unit were previously included in our non-package segment, and were not material to non-package operating results in any of the periods presented.

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $415 million, or 5.8%, for the quarter ($1.047 billion, or 7.4%, year-to-date), $51 million of which was due to currency fluctuations in our international package and non-package segments ($162 million year-to-date).  Compensation and benefits increased by $325 million, or 6.8%, for the quarter ($785 million, or 8.3%, year-to-date), largely due to increased health and welfare benefit costs and higher pension expense.  Stock-based compensation expense increased $21 million, or 17.4%, in the second quarter ($42 million, or 17.9%, year-to-date), primarily as a result of increased management incentive awards expense and adopting the measurement provisions of FAS 123 beginning with 2003 stock-based compensation awards.

Other operating expenses increased by $90 million, or 3.8%, for the quarter ($262 million, or 5.5%, year-to-date), largely due to a 28.5% increase in fuel expense and an 11.5% increase in purchased transportation, but were somewhat offset by declines in depreciation and amortization and other expenses.  The increase in fuel expense was primarily due to higher prices for Jet-A, diesel, and unleaded gasoline.  The increase in purchased transportation expense was influenced by the impact of currency and volume growth in our international package business, as well as growth at our Supply Chain Solutions business.  The decline in depreciation and amortization for the quarter was impacted by lower depreciation expense on aircraft and engines, largely due to the recent retirement of some older aircraft.  The decline in other expenses was primarily due to the $24 million loss on the sale of our former Mail Technologies business in the second quarter of 2003.

Our operating margin, defined as operating profit as a percentage of revenue, increased in each segment during the second quarter.  The operating margins for our three business segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Segment
U.S. domestic package	13.8%	13.6%	13.2%	12.6%
International package	16.9%	11.5%	16.7%	10.9%
Non-package	18.8%	12.3%	17.1%	13.8%
Consolidated	14.8%	13.1%	14.2%	12.5%

Investment Income/Interest Expense

Investment income increased by $4 million during the second quarter, primarily due to higher interest-earning cash balances during 2004 compared to 2003.  The year-to-date increase in investment income of $59 million was primarily due to a $58 million impairment charge recognized during the first quarter of 2003.  We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer.  During the first quarter of 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios.

 The $3 million decrease in interest expense during the second quarter was primarily due to lower average debt balances outstanding as well as the impact of lower interest rates on certain interest rate swaps.  The year-to-date increase in interest expense of $11 million was affected by imputed interest expense associated with certain investments, currency exchange rates, and a lower amount of capitalized interest during 2004.

Net Income and Earnings Per Share

Net income for the second quarter of 2004 was $818 million, an 18.2% increase from the $692 million achieved in the second quarter of 2003, resulting in an increase in diluted earnings per share from $0.61 in 2003 to $0.72 in 2004.  Net income in the second quarter of 2003 was favorably impacted by $14 million, or $0.01 per diluted share, due to the sale of our former Mail Technologies business unit.

Year-to-date 2004 net income was $1.577 billion, a 21.0% increase from the $1.303 billion in the first six months of 2003, resulting in an increase in diluted earnings per share from $1.15 in 2003 to $1.39 in 2004.  Net income in the first six months of 2003 was favorably impacted by a reduction in income tax expense of $55 million ($0.05 per diluted share) due to the resolution of various tax issues with the Internal Revenue Service, and by $14 million ($0.01 per diluted share) due to the sale of our former Mail Technologies business unit.  Net income in 2003 was adversely impacted by the $58 million ($37 million after-tax, or $0.03 per diluted share) investment impairment charge described previously.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $3.140 billion in the first six months of 2004 from $2.579 billion during 2003, largely due to higher net income and the receipt of an income tax refund of $185 million associated with the resolution of the excess value (“EV”) tax case discussed in Note 8 to the unaudited consolidated financial statements.  As discussed in Note 5 to the unaudited consolidated financial statements, we expect to contribute $287 and $95 million over the remainder of the year to our pension and postretirement medical benefit plans, respectively.

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

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $1.524 billion in the first six months of 2004 from $1.463 billion during 2003, primarily due to increased purchases (net of sales and maturities) of marketable securities and short-term investments resulting from our improved free cash flow, but was somewhat offset by loan sales and principal repayments in our finance receivables portfolio and slightly reduced capital expenditures.  We anticipate capital expenditures of approximately $2.2 billion in 2004.  These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software.  We fund our capital expenditures with our cash from operations.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased to $1.191 billion in the first six months of 2004 from $1.193 billion during 2003, primarily due to lower repayments of debt, which was mostly offset with increased repurchases of stock and higher cash dividends.  Our primary use of cash in financing activities has been to repay long-term debt, repurchase stock, and pay dividends.  During the first half of 2004, we repaid $78 million in debt, primarily consisting of UPS Notes and principal payments on our capitalized lease obligations.  Issuances of debt consisted primarily of UPS Notes and short-term borrowings under our commercial paper program, and totaled $178 million for the six months ended June 30, 2004.  We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

In May 2004, a total of $1.0 billion was authorized for share repurchases as part of our continuing share repurchase program.  We repurchased a total of $745 and $198 million of common stock in first half of 2004 and 2003, respectively.  As of June 30, 2004, we had $824 million of this authorization available for future share repurchases.

We increased our cash dividend payments to $0.56 per share in the first six months of 2004 from $0.42 per share in the same period of 2003, resulting in an increase in total cash dividends paid to $621 million from $472 million.  The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.  We expect to continue the practice of paying regular cash dividends.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion.  Approximately $645 million was outstanding under these programs as of June 30, 2004, with an average interest rate of 1.03%.  The entire balance outstanding has been classified as a current liability in our balance sheet.  In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million.  No amounts were outstanding under this program at June 30, 2004.

We maintain two credit agreements with a consortium of banks.  These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 21, 2005 and the other on April 24, 2008.  Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points.  There were no borrowings under either of these agreements as of June 30, 2004.

We also maintain a $1.0 billion European medium-term note program.  Under this program, we may issue notes from time to time, denominated in a variety of currencies.  No amounts were outstanding under this program at June 30, 2004.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States.  There was approximately $126 million issued under this shelf registration statement at June 30, 2004, all of which consists of issuances under our UPS Notes program.

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

On August 9, 1999 the United States Tax Court held that we were liable for tax on income of Overseas Partners Ltd., a Bermuda company that had reinsured EV insurance purchased by our customers beginning in 1984, and that we were liable for additional tax for the 1983 and 1984 tax years.  The IRS took similar positions to those advanced in the Tax Court decision for tax years subsequent to 1984 through 1998.  On June 20, 2001, the U.S. Court of Appeals for the Eleventh Circuit ruled in our favor and reversed the Tax Court decision.  In January 2003, we and the IRS finalized settlement of all outstanding tax issues related to EV package insurance.  Under the terms of settlement, we agreed to adjustments that will result in income tax due of approximately $562 million, additions to tax of $60 million and related interest.  The amount due to the IRS as a result of the settlement is less than amounts we previously had accrued, and less than amounts we had previously paid to the IRS.  As a result, we recorded income, before taxes, of $1.023 billion ($776 million after tax) during the fourth quarter of 2002.  In the first quarter of 2004, we received a refund of $185 million pertaining to the 1983 and 1984 tax years.  The remaining refunds and credits associated with this settlement are expected to be received over the next several years.

We are named as a defendant in twenty-three pending lawsuits that seek to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claim that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.  These actions were all filed after the August 9, 1999 U.S. Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

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

In late 2003, the parties reached a global settlement resolving all claims and all cases in the MDL proceeding.  In reaching the settlement, we and the other defendants expressly deny any and all liability.  On July 30, 2004, the court issued an order granting final approval to the substantive terms of the settlement.  The settlement will only become effective after the time for the filing of an appeal has passed, if no appeal is filed, or, if any appeal is filed, if and after it is rejected.

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

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”).  The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  As revised, FAS 132 is effective for financial statements with fiscal years ending after December 15, 2003, and we have included these disclosures in Note 5 – Employee Benefit Plans.

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”) was signed into law.  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications.  In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Act.  The impact of the Act and the adoption of this FSP will not be material to our financial condition or results of operations.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict.  These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results.  We have described some of the important factors that affect these statements as we discussed each subject.  Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements.  Some of the factors that could cause our actual results to differ materially from the expected results are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2004	December 31, 2003
Energy Derivatives	$64	$30
Currency Derivatives	(5)	(48)
Interest Rate Derivatives	(59)	(27)
	$—	$(45)

Our market risks, hedging strategies, and financial instrument positions at June 30, 2004 are similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  The market risk sensitivity of the contracts noted above would not be materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  During the first six months of 2004, we issued a total of $41 million of fixed rate notes with various maturities under our UPS Notes program.  All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $37 million of the notes were called in the first six months of 2004.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27-29 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 8 to our unaudited consolidated financial statements contained herein.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2004 is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
Beginning Balance - April 1, 2004				$479
April 1 - April 30, 2004	2.4	$70.94	2.4	307
May 1 - May 5, 2004	0.2	70.33	0.2	293
May 6 - May 31, 2004 (1)	1.8	69.90	1.8	872
June 1 - June 30, 2004	0.7	72.34	0.7	824
Ending Balance - June 30, 2004	5.1	$70.72	5.1	$824

(1)   On May 6, 2004, the UPS Board of Directors authorized a total of $1.0 billion for share repurchases as part of our continuing share repurchase program.  This superceded any previous remaining authorization for share repurchases.  Unless terminated earlier by resolution of our Board, the program will expire when we have repurchased all shares authorized for repurchase under the program.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of shareowners was held on May 6, 2004.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for director as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1.             The results of the voting by the shareowners for directors are presented below.

Director	Number of Votes		Percent of Total Voting

Calvin Darden	For	3,462,620,722	96.98%
	Withheld	107,677,447	3.02%
Michael L. Eskew	For	3,521,226,105	98.63%
	Withheld	49,072,064	1.37%
James P. Kelly	For	3,512,316,096	98.38%
	Withheld	57,982,073	1.62%
Ann M. Livermore	For	3,486,827,940	97.66%
	Withheld	83,470,229	2.34%
Gary E. MacDougal	For	3,490,543,722	97.77%
	Withheld	79,754,447	2.23%
Victor A. Pelson	For	3,511,151,853	98.34%
	Withheld	59,146,316	1.66%
Lea N. Soupata	For	3,348,305,993	93.78%
	Withheld	221,992,176	6.22%
Robert M. Teeter *	For	3,513,385,863	98.41%
	Withheld	56,912,306	1.59%
John W. Thompson	For	3,492,208,087	97.81%
	Withheld	78,090,082	2.19%
Carol B. Tomé	For	3,476,234,658	97.37%
	Withheld	94,063,511	2.63%

* Robert M. Teeter died on June 13, 2004.

2.             The proposal and the results of the voting by the shareowners for ratification of our appointment of independent auditors are presented below.

	Number of Votes		Percent of Total Voting

To ratify the appointment of Deloitte & Touche LLP,	For	3,460,756,803	96.93%
independent auditors, as auditors of UPS and its subsidiaries	Against	93,024,438	2.61%
for the year ending December 31, 2004	Abstain	16,516,928	0.46%

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

(B)           Reports on Form 8-K:

The Company furnished a Form 8-K Current Report on April 27, 2004 (Date of Earliest Event Reported:  April 22, 2004), announcing its financial results for the three months ended March 31, 2004.

The Company furnished a Form 8-K Current Report on July 23, 2004 (Date of Earliest Event Reported:  July 22, 2004), announcing its financial results for the three and six months ended June 30, 2004.

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

12 – Computation of Ratio of Earnings to Fixed Charges.

31.1– Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UNITED PARCEL SERVICE, INC.
(Registrant)

Date:	August 5, 2004	By:	/s/ D. Scott Davis
D. Scott Davis
Senior Vice President,
Treasurer and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)