Form 10-Q
period 2004-09-30
UNITED PARCEL SERVICE INC
filed 2004-11-05
CIK 1090727

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004, or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-15451

United Parcel Service, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

55 Glenlake Parkway, NEAtlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

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

There were 519,666,553 Class A shares, and 601,126,536 Class B shares, with a par value of $0.01 per share, outstanding at November 3, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 (unaudited) and December 31, 2003

(In millions, except per share amounts)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash & cash equivalents	$2,823	$2,951
Marketable securities & short-term investments	1,748	1,001
Accounts receivable, net	4,192	4,004
Finance receivables, net	574	840
Income tax receivable	756	—
Deferred income taxes	292	316
Other current assets	686	741
Total Current Assets	11,071	9,853
Property, Plant & Equipment - at cost, net of accumulated depreciation & amortization of $13,855 and $13,007 in 2004 and 2003	14,220	13,908
Prepaid Pension Costs	3,259	2,922
Goodwill and Intangible Assets, Net	1,309	1,273
Other Assets	1,110	953
	$30,969	$28,909
Liabilities & Shareowners' Equity
Current Liabilities:
Current maturities of long-term debt and commerical paper	$616	$674
Accounts payable	1,905	2,003
Accrued wages & withholdings	1,887	1,166
Dividends payable	—	282
Other current liabilities	1,347	1,393
Total Current Liabilities	5,755	5,518
Long-Term Debt	3,145	3,149
Accumulated Postretirement Benefit Obligation, Net	1,423	1,335
Deferred Taxes, Credits & Other Liabilities	5,159	4,055
Shareowners' Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 529 and 571 in 2004 and 2003	5	6
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 595 and 560 in 2004 and 2003	6	5
Additional paid-in capital	—	662
Retained earnings	15,713	14,356
Accumulated other comprehensive loss	(237)	(177)
Deferred compensation arrangements	169	136
	15,656	14,988
Less: Treasury stock (3 and 2 shares in 2004 and 2003)	(169)	(136)
	15,487	14,852
	$30,969	$28,909

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three and Nine Months Ended September 30, 2004 and 2003

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$8,952	$8,312	$26,742	$24,553

Operating Expenses:
Compensation and benefits	5,139	4,830	15,386	14,292
Other	2,555	2,335	7,571	7,089
	7,694	7,165	22,957	21,381
Operating Profit	1,258	1,147	3,785	3,172

Other Income and (Expense):
Investment income (loss)	26	23	57	(5)
Interest expense	(38)	(31)	(112)	(94)
	(12)	(8)	(55)	(99)

Income before Income Taxes	1,246	1,139	3,730	3,073

Income Taxes	356	400	1,263	1,031

Net Income	$890	$739	$2,467	$2,042

Basic Earnings Per Share	$0.79	$0.66	$2.19	$1.81

Diluted Earnings Per Share	$0.78	$0.65	$2.17	$1.80

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Nine Months Ended September 30, 2004 and 2003

(In millions, except per share amounts)

(unaudited)

	2004		2003
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	571	$6	642	$7
Common stock purchases	(10)	—	(4)	—
Stock award plans	6	—	6	—
Common stock issuances	2	—	2	—
Conversions of Class A to Class B common stock	(40)	(1)	(59)	(1)
Ending balance	529	5	587	6
Class B Common Stock
Beginning balance	560	5	482	4
Common stock purchases	(5)	—	(2)	—
Conversions of Class A to Class B common stock	40	1	59	1
Ending balance	595	6	539	5
Additional Paid-In Capital
Beginning balance		662		387
Stock award plans		152		117
Common stock purchases		(930)		(356)
Common stock issuances		116		94
Ending balance		—		242
Retained Earnings
Beginning balance		14,356		12,495
Net income		2,467		2,042
Common stock purchases		(162)		—
Dividends ($0.84 and $0.67 per share)		(948)		(754)
Ending balance		15,713		13,783
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(56)		(328)
Aggregate adjustment		(117)		125
Ending balance		(173)		(203)
Unrealized gain (loss) on marketable securities:
Beginning balance		14		(34)
Current period changes in fair value (net of tax effect of $(3) and $6)		(5)		10
Reclassification to earnings (net of tax effect of $(1) and $17)		(1)		28
Ending balance		8		4
Unrealized gain (loss) on cash flow hedges:
Beginning balance		(72)		(26)
Current period changes in fair value (net of tax effect of $37 and $0)		64		—
Reclassification to earnings (net of tax effect of $7 and $(18))		12		(30)
Ending balance		4		(56)
Additional minimum pension liability:
Beginning balance		(63)		(50)
Minimum pension liability adjustment (net of tax effect of $(8) and $0)		(13)		—
Ending balance		(76)		(50)
Ending accumulated other comprehensive income (loss)		(237)		(305)
Deferred Compensation Obligations
Beginning balance		136		84
Common stock held for deferred compensation arrangements		33		51
Ending balance		169		135
Treasury Stock
Beginning balance	(2)	(136)	(1)	(84)
Common stock held for deferred compensation arrangements	(1)	(33)	(1)	(51)
Ending balance	(3)	(169)	(2)	(135)
Ending Total Shareowners' Equity		$15,487		$13,731
Comprehensive Income		$2,407		$2,175

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,467	$2,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,154	1,162
Postretirement benefits	88	60
Deferred taxes, credits and other	213	81
Stock award plans	459	394
Loss on disposal of assets	10	8
Loss (gain) on investments	(2)	54
Provision for losses on finance receivables	9	11
Changes in assets and liabilities:
Accounts receivable, net	(188)	12
Other current assets	188	(48)
Prepaid pension costs	(337)	(275)
Accounts payable	(20)	185
Accrued wages and withholdings	364	316
Dividends payable	(282)	(212)
Income taxes payable	(81)	365
Other current liabilities	70	5
Net cash from operating activities	4,112	4,160

Cash flows from investing activities:
Capital expenditures	(1,513)	(1,515)
Disposals of property, plant and equipment	75	101
Purchases of marketable securities and short-term investments	(4,053)	(4,971)
Sales and maturities of marketable securities and short-term investments	3,298	4,762
Net (increase) decrease in finance receivables	242	(16)
Cash (paid) received for business acquisitions / dispositions	(78)	8
Other asset receipts (payments)	(52)	(108)
Net cash used in investing activities	(2,081)	(1,739)

Cash flows from financing activities:
Proceeds from borrowings	82	285
Repayments of borrowings	(236)	(884)
Purchases of common stock	(1,092)	(356)
Issuances of common stock	139	120
Dividends	(927)	(743)
Other transactions	(29)	(26)
Net cash used in financing activities	(2,063)	(1,604)
Effect of exchange rate changes on cash	(96)	80

Net increase (decrease) in cash and cash equivalents	(128)	897
Cash and cash equivalents:
Beginning of period	2,951	2,211
End of period	$2,823	$3,108
Cash paid during the period for:
Interest (net of amount capitalized)	$95	$102
Income taxes	$1,386	$618

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2004, our results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.  The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income		$890	$739	$2,467	$2,042
Add:	Stock-based employee compensation expense included in net income, net of tax effects	142	124	424	354
Less:	Total pro-forma stock-based employee compensation expense, net of tax effects	(148)	(136)	(448)	(392)
Pro-forma net income		$884	$727	$2,443	$2,004
Basic earnings per share
	As reported	$0.79	$0.66	$2.19	$1.81
	Pro forma	$0.79	$0.64	$2.17	$1.78
Diluted earnings per share
	As reported	$0.78	$0.65	$2.17	$1.80
	Pro forma	$0.78	$0.64	$2.15	$1.76

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

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”) was signed into law.  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications.  In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Act.  The impact of the Act and the adoption of this FSP were not material to our financial condition or results of operations.

Note 4.  Property, Plant and Equipment

Property plant and equipment as of September 30, 2004 and December 31, 2003 consists of the following (in millions):

	September 30, 2004	December 31, 2003
Vehicles	$3,531	$3,486
Aircraft (including aircraft under capitalized leases)	11,472	10,897
Land	726	721
Buildings	2,102	2,083
Leasehold improvements	2,262	2,219
Plant equipment	4,536	4,410
Technology equipment (including capitalized software)	2,637	2,366
Equipment under operating lease	59	53
Construction-in-progress	750	680
	28,075	26,915
Less: Accumulated depreciation and amortization	(13,855)	(13,007)
	$14,220	$13,908

Note 5.  Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,
	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Service cost	$85	$71	$22	$19
Interest cost	132	116	41	37
Expected return on assets	(199)	(167)	(9)	(7)
Amortization of:
Transition obligation	1	2	—	—
Prior service cost	10	9	—	1
Actuarial (gain) loss	14	7	8	3
Net periodic benefit cost	$43	$38	$62	$53

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Service cost	$255	$212	$68	$59
Interest cost	395	349	123	111
Expected return on assets	(599)	(502)	(26)	(22)
Amortization of:
Transition obligation	4	6	—	—
Prior service cost	31	28	—	1
Actuarial (gain) loss	42	21	23	11
Net periodic benefit cost	$128	$114	$188	$160

During the first nine months of 2004, we contributed $448 and $104 million to our pension and postretirement medical benefit plans, respectively.  We expect to contribute $2 and $15 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 6.  Goodwill, Intangibles, and Other Assets

Other assets as of September 30, 2004 and December 31, 2003 consist of the following (in millions):

	September 30, 2004	December 31, 2003
Non-current finance receivables, net of allowance for credit losses	$511	$574
Other non-current assets	599	379
	$1,110	$953

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2004 and December 31, 2003 (in millions):

	December 31, 2003	Goodwill Acquired	Currency/ Other	September 30, 2004
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	100	44	(7)	137
Non-package	1,073	10	(8)	1,075
	$1,173	$54	$(15)	$1,212

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

The following is a summary of intangible assets as of September 30, 2004 and December 31, 2003 (in millions):

	Franchise Rights, Licenses, Patents, Trademarks, and Other	Intangible Pension Asset	Total Intangible Assets
September 30, 2004:
Gross carrying amount	$122	$5	$127
Accumulated amortization	(30)	—	(30)
Net carrying value	$92	$5	$97

December 31, 2003:
Gross carrying amount	$118	$5	$123
Accumulated amortization	(23)	—	(23)
Net carrying value	$95	$5	$100

Note 7.  Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of September 30, 2004 and December 31, 2003 consist of the following (in millions):

	September 30, 2004	December 31, 2003
Deferred federal and state income taxes	$3,215	$2,491
Insurance reserves	1,115	923
Other credits and non-current liabilities	829	641
	$5,159	$4,055

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

In the third quarter of 2004, we recorded a $99 million credit to tax expense related to the settlement of various tax matters with the IRS for the years 1991 through 1998, including such items as aircraft maintenance, and various state tax issues.  Upon this settlement, we reclassified $756 million from deferred taxes into current receivables.  We expect to receive this balance within the next six months.

We were named as a defendant in twenty-three now-dismissed lawsuits that sought to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claimed that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.  These actions were all filed after the August 9, 1999 U.S. Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

These twenty-three cases were consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York.  In addition to the cases in which UPS was named as a defendant, there also was an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers.  That case also was consolidated into the MDL Proceeding.

In late 2003, the parties reached a global settlement resolving all claims and all cases in the MDL proceeding.  In reaching the settlement, we and the other defendants expressly denied any and all liability.  On July 30, 2004, the court issued an order granting final approval to the substantive terms of the settlement.  No appeals were filed and the settlement became effective on September 8, 2004.

Pursuant to the settlement, UPS will provide qualifying settlement class members with vouchers toward the purchase of specified UPS services and will pay the plaintiffs’ attorneys’ fees, the total amount of which still remains to be determined by the court.  Other defendants have contributed to the costs of the settlement, including the attorneys’ fees.  The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually request and use.  We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

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

Segment information for the three and nine months ended September 30, 2004 and 2003 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
U.S. domestic package	$6,494	$6,219	$19,514	$18,363
International package	1,666	1,370	4,898	4,043
Non-package	792	723	2,330	2,147
Consolidated	$8,952	$8,312	$26,742	$24,553

Operating profit:
U.S. domestic package	$857	$825	$2,580	$2,361
International package	262	176	803	468
Non-package	139	146	402	343
Consolidated	$1,258	$1,147	$3,785	$3,172

Non-package operating profit included $27 and $26 million for the three months, and $85 and $80 million for the nine months ended September 30, 2004 and 2003, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

Note 10.  Other Operating Expenses

The major components of other operating expenses for the three and nine months ended September 30, 2004 and 2003 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Repairs and maintenance	$249	$244	$753	$719
Depreciation and amortization	383	384	1,154	1,162
Purchased transportation	489	439	1,444	1,289
Fuel	350	254	970	767
Other occupancy	173	174	552	546
Other expenses	911	840	2,698	2,606
Consolidated	$2,555	$2,335	$7,571	$7,089

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$890	$739	$2,467	$2,042

Denominator:
Weighted-average shares	1,123	1,126	1,125	1,124
Deferred compensation arrangements	3	2	3	2
Denominator for basic earnings per share	1,126	1,128	1,128	1,126

Effect of dilutive securities:
Contingent shares -
Management incentive awards	6	7	5	5
Stock option plans	3	5	4	6
Denominator for diluted earnings per share	1,135	1,140	1,137	1,137

Basic Earnings Per Share	$0.79	$0.66	$2.19	$1.81

Diluted Earnings Per Share	$0.78	$0.65	$2.17	$1.80

Note 12.  Acquisitions and Dispositions

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

In October 2004, we reached an agreement to purchase the Menlo Worldwide Forwarding unit from CNF Inc. for $150 million in cash plus the assumption of $110 million in debt.  Menlo Worldwide Forwarding is a global freight forwarder that provides a full suite of heavy air freight forwarding services, ocean services and international trade management, including customs brokerage.  We anticipate closing the transaction during the fourth quarter of 2004.  The operating results from the acquisition will be reflected in the UPS Supply Chain Solutions division of our non-package segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2004	2003	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,482	$1,424	$58	4.1%
Deferred	731	714	17	2.4
Ground	4,281	4,081	200	4.9
Total U.S. domestic package	6,494	6,219	275	4.4
International package:
Domestic	326	279	47	16.8
Export	1,220	988	232	23.5
Cargo	120	103	17	16.5
Total International package	1,666	1,370	296	21.6
Non-package:
UPS Supply Chain Solutions	591	537	54	10.1
Other	201	186	15	8.1
Total Non-package	792	723	69	9.5
Consolidated	$8,952	$8,312	$640	7.7%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,157	1,207	(50)	(4.1)%
Deferred	813	859	(46)	(5.4)
Ground	10,409	9,961	448	4.5
Total U.S. domestic package	12,379	12,027	352	2.9
International package:
Domestic	794	763	31	4.1
Export	530	468	62	13.2
Total International package	1,324	1,231	93	7.6
Consolidated	13,703	13,258	445	3.4%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$20.01	$18.43	$1.58	8.6%
Deferred	14.05	12.99	1.06	8.2
Ground	6.43	6.40	0.03	0.5
Total U.S. domestic package	8.20	8.08	0.12	1.5
International package:
Domestic	6.42	5.71	0.71	12.4
Export	35.97	32.99	2.98	9.0
Total International package	18.24	16.08	2.16	13.4
Consolidated	$9.17	$8.82	$0.35	4.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2004	2003	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$4,444	$4,164	$280	6.7%
Deferred	2,229	2,128	101	4.7
Ground	12,841	12,071	770	6.4
Total U.S. domestic package	19,514	18,363	1,151	6.3
International package:
Domestic	980	819	161	19.7
Export	3,584	2,920	664	22.7
Cargo	334	304	30	9.9
Total International package	4,898	4,043	855	21.1
Non-package:
UPS Supply Chain Solutions	1,722	1,567	155	9.9
Other	608	580	28	4.8
Total Non-package	2,330	2,147	183	8.5
Consolidated	$26,742	$24,553	$2,189	8.9%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,169	1,174	(5)	(0.4)%
Deferred	846	855	(9)	(1.1)
Ground	10,351	9,873	478	4.8
Total U.S. domestic package	12,366	11,902	464	3.9
International package:
Domestic	796	760	36	4.7
Export	522	467	55	11.8
Total International package	1,318	1,227	91	7.4
Consolidated	13,684	13,129	555	4.2%

Operating days in period	192	191

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$19.80	$18.57	$1.23	6.6%
Deferred	13.72	13.03	0.69	5.3
Ground	6.46	6.40	0.06	0.9
Total U.S. domestic package	8.22	8.08	0.14	1.7
International package:
Domestic	6.41	5.64	0.77	13.7
Export	35.76	32.74	3.02	9.2
Total International package	18.04	15.95	2.09	13.1
Consolidated	$9.16	$8.81	$0.35	4.0%

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended September 30,		Change
Operating Segment	2004	2003	$	%
U.S. domestic package	$857	$825	$32	3.9%
International package	262	176	86	48.9
Non-package	139	146	(7)	(4.8)
Consolidated Operating Profit	$1,258	$1,147	$111	9.7%

	Nine Months Ended September 30,		Change
Operating Segment	2004	2003	$	%
U.S. domestic package	$2,580	$2,361	$219	9.3%
International package	803	468	335	71.6
Non-package	402	343	59	17.2
Consolidated Operating Profit	$3,785	$3,172	$613	19.3%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $275 million, or 4.4%, for the quarter ($1.151 billion, or 6.3%, year-to-date), which was driven by a 2.9% increase in average daily package volume and a 1.5% increase in revenue per piece.  Ground volume increased 4.5% during the quarter, driven in part by the improving U.S. economy, but was adversely affected by the multiple hurricanes that hit the Southeastern U.S. in September 2004.  Total Next Day Air volume decreased 4.1% and total deferred volume decreased 5.4%, both of which were significantly affected by declines in letter volume for the quarter influenced by the slowdown in mortgage refinancing, which was notably high in 2003.  The decline in Next Day Air letter volume was somewhat offset by an increase in Next Day Air package volume.

Ground revenue per piece increased 0.5% for the quarter primarily due to the impact of a rate increase (described below) that took effect in 2004, but was adversely impacted by the removal of the fuel surcharge on ground products (described below).  Next Day Air revenue per piece increased 8.6%, while deferred revenue per piece increased 8.2%, primarily due to the shift in product mix from letters to packages, the rate increase, and the modified fuel surcharge on domestic air products.

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

In addition, we discontinued the fuel surcharge on ground products, while we began to apply a new indexed surcharge to domestic air products.  This new fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel.  Based on published rates, the average fuel surcharge applied to our air products during the third quarter of 2004 was 7.66% (6.29% year-to-date), compared with the average surcharge of 1.26% applied to both air and ground products in 2003 (1.47% year-to-date), resulting in an increase in domestic fuel surcharge revenue of $79 million during the quarter ($135 million year-to-date).

U.S. domestic package operating profit increased $32 million, or 3.9% ($219 million, or 9.3%, year-to-date), primarily due to the increase in volume and revenue growth discussed previously.

International Package Operations

International package revenue improved $296 million, or 21.6%, for the quarter ($855 million, or 21.1% year-to-date) primarily due to the 13.2% volume growth for our export products and strong revenue per piece improvements.  Revenue increased $69 million during the quarter ($225 million year-to-date) due to currency fluctuations.  Revenue growth was also impacted by the change to our fuel surcharge discussed below as well as rate changes, which vary by geographical market and occur throughout the year.

In January 2004, changes were made to the calculation of our fuel surcharge on international products (including U.S. export products).  The surcharge is now indexed to fuel prices in our different international regions, depending on where the shipment takes place.  The current surcharge is only applied to our international express products, while the previous surcharge was applied to all international products.  These changes, along with higher fuel prices, had the effect of increasing international package revenue by $61 million during the quarter ($139 million year-to-date).

We experienced double-digit export volume growth in each region throughout the world, with the Asia-Pacific region leading with 29% export volume growth, including a 129% increase in China export volume.  Export volume continues to benefit from our expanding international network.  In addition, we recently announced that we have been awarded 12 additional frequencies to fly to China.  For the second consecutive quarter, European export volume grew in excess of 10%, and was positively influenced by the addition of 10 countries to the European Union.  Non-U.S. domestic volume increased 4.1% for the quarter (4.7% year-to-date) and primarily reflects improvements in our European and Canadian domestic delivery businesses.

Export revenue per piece increased 9.0% for the quarter (4.0% currency-adjusted), benefiting from rate increases and the impact of the fuel surcharge.  In total, international average daily package volume increased 7.6% and average revenue per piece increased 13.4% (7.5% currency-adjusted).

The improvement in operating profit for our international package operations was $86 million, or 48.9%, for the quarter ($335 million, or 71.6%, year-to-date), $18 million of which was due to favorable currency fluctuations ($48 million year-to-date).  This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously, and a strong increase in operating margin through better network utilization.

Non-Package Operations

Non-package revenue increased $69 million, or 9.5%, for the quarter ($183 million, or 8.5%, year-to-date).  UPS Supply Chain Solutions increased revenue by 10.1% during the quarter (9.9% year-to-date), with strong growth in our air freight business and our ocean freight business.  Favorable currency fluctuations provided $16 million of the increase in revenue for the quarter ($54 million year-to-date).  The remainder of our non-package operations, which includes Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital Corporation, our mail and consulting services, and our excess value package insurance business, increased revenue by 8.1% for the quarter (4.8% year-to-date), primarily due to strong double-digit franchise revenue growth at Mail Boxes Etc. resulting from an expanding store base.

Non-package operating profit decreased $7 million, or 4.8%, for the quarter, due to a $24 million gain recognized in 2003 from the sale of our former Aviation Technologies business unit.  Our Supply Chain Solutions unit, our mail services unit, UPS Capital, and our excess value insurance business all contributed to non-package profitability during the quarter.  Mail Boxes Etc. experienced strong profit growth, due to the increased franchise revenue noted previously.  Non-package operating profit includes $27 million (compared to $26 million in 2003) of intersegment profit for the quarter, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

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

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $529 million, or 7.4%, for the quarter ($1.576 billion, or 7.4%, year-to-date), $66 million of which was due to currency fluctuations in our international package and non-package segments ($228 million year-to-date).  Compensation and benefits increased by $309 million, or 6.4%, for the quarter ($1.094 billion, or 7.7%, year-to-date), largely due to increased payroll costs and higher pension expense for our union pension plans.  Stock-based compensation expense increased $27 million, or 13.9%, in the third quarter ($105 million, or 18.6%, year-to-date), primarily as a result of increased management incentive awards expense and adopting the measurement provisions of FAS 123 beginning with 2003 stock-based compensation awards.

Other operating expenses increased by $220 million, or 9.4%, for the quarter ($482 million, or 6.8%, year-to-date), largely due to a 37.8% increase in fuel expense and an 11.4% increase in purchased transportation, but were somewhat offset by declines in depreciation and amortization and other occupancy expenses.  The increase in fuel expense was primarily due to higher prices for Jet-A, diesel, and unleaded gasoline.  The increase in purchased transportation expense was influenced by the impact of currency, higher fuel prices, and volume growth in our international package business.  The decline in depreciation and amortization for the quarter was impacted by lower depreciation expense on aircraft and engines, largely due to the retirement of some older aircraft.  The decline in other occupancy expenses was primarily due to lower real estate taxes.  As mentioned previously, the increase in other expenses was affected by the $24 million gain on the sale of our former Aviation Technologies business in the third quarter of 2003.

Our consolidated operating margin, defined as operating profit as a percentage of revenue, increased during the third quarter.  The operating margins for our three business segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment	2004	2003	2004	2003
U.S. domestic package	13.2%	13.3%	13.2%	12.9%
International package	15.7%	12.8%	16.4%	11.6%
Non-package	17.6%	20.2%	17.3%	16.0%
Consolidated	14.1%	13.8%	14.2%	12.9%

Investment Income/Interest Expense

Investment income increased by $3 million during the third quarter, primarily due to higher interest-earning cash balances during 2004 compared to 2003.  The year-to-date increase in investment income of $62 million was primarily due to a $58 million impairment charge recognized during the first quarter of 2003.  We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer.  During the first quarter of 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios.

The $7 million increase in interest expense during the third quarter ($18 million year-to-date) was primarily due to the impact of higher interest rates on variable rate debt and certain interest rate swaps, as well as the impact of currency exchange rates and imputed interest expense associated with certain investments.  The impact of higher interest rates was somewhat offset by lower average debt balances outstanding in the third quarter of 2004 compared to 2003.

Net Income and Earnings Per Share

Net income for the third quarter of 2004 was $890 million, a 20.4% increase from the $739 million achieved in the third quarter of 2003, resulting in an increase in diluted earnings per share from $0.65 in 2003 to $0.78 in 2004.  Net income in the third quarter of 2004 was favorably impacted by a $99 million ($0.08 per diluted share) credit to income tax expense due to the resolution of various tax matters with the Internal Revenue Service (IRS) for the years 1991 through 1998, including such items as aircraft maintenance, and various state tax issues.  Net income in the third quarter of 2003 was favorably impacted by a $15 million ($0.01 per diluted share) gain due to the sale of our former Aviation Technologies business unit, and by a $22 million ($0.02 per diluted share) credit to income tax expense due to a favorable court ruling on the tax treatment of jet engine maintenance costs.

Year-to-date 2004 net income was $2.467 billion, a 20.8% increase from the $2.042 billion in the first nine months of 2003, resulting in an increase in diluted earnings per share from $1.80 in 2003 to $2.17 in 2004.  Year-to-date 2004 net income benefited from the $99 million ($0.09 per diluted share) credit to income tax expense discussed previously.  Net income in the first nine months of 2003 was favorably impacted by reductions in income tax expense of $55 million ($0.05 per diluted share) due to the resolution of various tax issues with the IRS and $22 million ($0.02 per diluted share) due to a favorable court ruling on the tax treatment of jet engine maintenance costs.  Net income in 2003 was also favorably impacted by the $14 million ($0.01 per diluted share) after-tax gain on the sale of Mail Technologies and by the $15 million ($0.01 per diluted share) after-tax gain on the sale of Aviation Technologies.  Net income in 2003 was adversely impacted by the $58 million ($37 million after-tax, or $0.03 per diluted share) investment impairment charge described previously.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $4.112 billion in the first nine months of 2004 from $4.160 billion during 2003, largely due to changes in income taxes payable between the periods.  This was somewhat offset by higher net income in 2004 and the receipt of an income tax refund in the first quarter of 2004 of $185 million associated with the resolution of the excess value (“EV”) tax case discussed in Note 8 to the unaudited consolidated financial statements.

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

In addition, we discontinued the fuel surcharge on ground service, while an indexed surcharge is being applied to our Next Day Air, deferred products, and international services.  This indexed fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel.  The index for shipments originating in Europe is based on the Rotterdam ARA spot price of kerosene-type jet fuel.

On October 28, 2004, we announced a rate increase and a change in the fuel surcharge that will take effect on January 3, 2005.  We increased rates 2.9% on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and UPS Ground.  We also increased rates 2.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service).  Other pricing changes include an increase of $0.25 for delivery area surcharge on both residential and commercial services to certain ZIP codes.  The residential surcharge will increase $0.10 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select.  These rate changes are customary, and are consistent with previous years’ rate increases.  Additionally, in January 2005 we will modify the fuel surcharge on domestic and international air services by setting a maximum cap of 9.5%.  A fuel surcharge of 2% will be applied to UPS Ground services that will fluctuate after January 2005 based on the U.S. Energy Department’s On-Highway Diesel Fuel Price.  Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $2.081 billion in the first nine months of 2004 from $1.739 billion during 2003, primarily due to increased purchases (net of sales and maturities) of marketable securities and short-term investments resulting from our positive cash flow, which was somewhat offset by loan sales and principal repayments in our finance receivables portfolio.  We anticipate capital expenditures of approximately $2.2 billion in 2004.  These expenditures will provide for replacement of existing capacity and anticipated future growth and include the projected cost of capitalized software.  We fund our capital expenditures with our cash from operations.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $2.063 billion in the first nine months of 2004 from $1.604 billion during 2003, primarily due to increased repurchases of common stock under our share repurchase program and higher dividends, somewhat offset by lower repayments of debt.  Our primary use of cash in financing activities has been to repay long-term debt, repurchase stock, and pay dividends.  During the first nine months of 2004, we repaid $236 million in debt, primarily consisting of UPS Notes, commercial paper, and principal payments on our capitalized lease obligations.  Issuances of debt consisted primarily of UPS Notes, and totaled $82 million for the nine months ended September 30, 2004.  We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

In May 2004, a total of $1.0 billion was authorized for share repurchases as part of our continuing share repurchase program.  We repurchased a total of $1.092 billion and $356 million of common stock in first nine months of 2004 and 2003, respectively.  As of September 30, 2004, we had $474 million of this authorization available for future share repurchases.  In October 2004, the Board of Directors authorized an increase in the program to a total of $2.0 billion for future share repurchases.

We increased our cash dividend payments to $0.84 per share in the first nine months of 2004 from $0.67 per share in the same period of 2003, resulting in an increase in total cash dividends paid to $927 million from $743 million.  The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.  We expect to continue the practice of paying regular cash dividends.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion.  Approximately $416 million was outstanding under these programs as of September 30, 2004, with an average interest rate of 1.54%.  The entire balance outstanding has been classified as a current liability in our balance sheet.  In addition, we maintain an extendible commercial notes program under which we are authorized to borrow up to $500 million.  No amounts were outstanding under this program at September 30, 2004.

We maintain two credit agreements with a consortium of banks.  These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 21, 2005 and the other on April 24, 2008.  Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points.  There were no borrowings under either of these agreements as of September 30, 2004.

We also maintain a $1.0 billion European medium-term note program.  Under this program, we may issue notes from time to time, denominated in a variety of currencies.  No amounts were outstanding under this program at September 30, 2004.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States.  There was approximately $126 million issued under this shelf registration statement at September 30, 2004, all of which consists of issuances under our UPS Notes program.

Commitments & Contingencies

We have contractual obligations and commitments in the form of operating leases, capital leases, debt obligations, and purchase commitments.  We intend to satisfy these obligations through the use of cash flow from operations.  There has been no material change in these obligations and commitments since December 31, 2003.  For a discussion of our contractual obligations and commitments, refer to the sub-caption “Commitments” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25-26 of our Annual Report on Form 10-K for the year ended December 31, 2003, which is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

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

In the third quarter of 2004, we recorded a $99 million credit to tax expense related to the settlement of various tax matters with the IRS for the years 1991 through 1998, including such items as aircraft maintenance, and various state tax issues.  Upon this settlement, we reclassified $756 million from deferred taxes into current receivables.  We expect to receive this balance within the next six months.

We were named as a defendant in twenty-three now-dismissed lawsuits that sought to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984.  Based on state and federal tort, contract and statutory claims, these cases generally claimed that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive.  These actions were all filed after the August 9, 1999 U.S. Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

These twenty-three cases were consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York.  In addition to the cases in which UPS was named as a defendant, there also was an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers.  That case also was consolidated into the MDL Proceeding.

In late 2003, the parties reached a global settlement resolving all claims and all cases in the MDL proceeding.  In reaching the settlement, we and the other defendants expressly denied any and all liability.  On July 30, 2004, the court issued an order granting final approval to the substantive terms of the settlement.  No appeals were filed and the settlement became effective on September 8, 2004.

Pursuant to the settlement, UPS will provide qualifying settlement class members with vouchers toward the purchase of specified UPS services and will pay the plaintiffs’ attorneys’ fees, the total amount of which still remains to be determined by the court.  Other defendants have contributed to the costs of the settlement, including the attorneys’ fees.  The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually request and use.  We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

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

As of December 31, 2003, we had approximately 228,000 employees (64% of our total employees) employed under a National Master Agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”).  These agreements run through July 31, 2008.  The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable December 31, 2003.  Negotiations are ongoing with the assistance of the National Mediation Board.  Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006.  In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers.  These agreements run through July 31, 2009.

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

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”) was signed into law.  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications.  In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Act.  The impact of the Act and the adoption of this FSP were not material to our financial condition or results of operations.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2004	December 31, 2003
Energy Derivatives	$115	$30
Currency Derivatives	5	(48)
Interest Rate Derivatives	(34)	(27)
	$86	$(45)

Our market risks, hedging strategies, and financial instrument positions at September 30, 2004 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  The market risk sensitivity of the contracts noted above would not be materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  During the first nine months of 2004, we issued a total of $41 million of fixed rate notes with various maturities under our UPS Notes program.  All of these fixed rate notes were effectively converted to floating interest rates using interest rate swaps. The notes are callable at various stated times after issuance, and $37 million of the notes were called in the first nine months of 2004.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27-29 of our Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 8 to our unaudited consolidated financial statements contained herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  A summary of our repurchases of our Class A and Class B common stock during the third quarter of 2004 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
Beginning Balance - July 1, 2004				$824
July 1 - July 31, 2004	1.2	$71.69	1.2	739
August 1 - August 31, 2004	2.7	70.37	2.6	554
September 1 - September 30, 2004	1.1	73.82	1.1	474
Ending Balance - September 30, 2004	5.0	$71.47	4.9	$474

(1)  Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

       In May 2004, the Board of Directors authorized a total of $1.0 billion for share repurchases as part of our continuing share repurchase program.  In October 2004, the Board of Directors authorized an increase in our share repurchase program to a total of $2.0 billion.  This superceded any previous remaining authorization for share repurchases.  Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 6. Exhibits

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

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: November 5, 2004	By:	/s/ D. Scott Davis
D. Scott Davis
Senior Vice President,
Treasurer and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)