Form 10-K
period 2004-12-31
UNITED PARCEL SERVICE INC
filed 2005-03-14
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the class B common stock held by non-affiliates of the registrant as of February 28, 2005 was approximately $47,836,058,376 (based on the closing price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter). As of February 28, 2005, non-affiliates held 482,968,228 shares of class A common stock and 617,319,117 shares of class B common stock. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

As of February 28, 2005, there were 501,743,812 outstanding shares of class A common stock and 617,479,339 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 5, 2005 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Overview

UPS is the world’s largest package delivery company and a global leader in supply chain solutions. We were founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we deliver packages each business day for 1.8 million shipping customers to 6.1 million consignees in over 200 countries and territories. In 2004, we delivered an average of more than 14.1 million pieces per day worldwide. In addition, our supply chain solutions capabilities are available to clients in 175 countries.

Total revenue in 2004 was over $36.5 billion. Although our primary business is the time-definite delivery of packages and documents, we have extended our capabilities in recent years to encompass the broader spectrum of services known as supply chain solutions, such as freight forwarding, customs brokerage, fulfillment, returns, financial transactions and even repairs. We have established a global transportation infrastructure and a comprehensive portfolio of services and integrated solutions. We support these services with advanced operational and customer-facing technology. Our supply chain solutions provide visibility into moving inventory across the global supply chain.

We believe the future is bright for this industry.

•	Globalization of trade is a worldwide economic reality, which we believe will continue to expand as trade barriers are eliminated and large consumer markets, in particular China and India, experience economic expansion.

•	We believe direct-to-consumer shipments will continue to increase as a result of just-in-time inventory management and increased use of the Internet for ordering goods. UPS is enhancing its ability to be a “warehouse in motion” for inventory on the move. The company is also the industry leader in the delivery of goods purchased over the Internet.

•	We believe the drive toward outsourcing supply chain management will continue, as customers increasingly view effective management of their supply chains as a strategic advantage rather than a cost center.

Our vision for the future is to synchronize the world of commerce, managing the complexities of our customers’ supply chain needs. Our goal is to develop business solutions for all size customers that create value and competitive advantages for them through product differentiation, market penetration, better customer service and improved cash flow.

Competitive Strengths

Our competitive strengths include:

Global Reach and Scale.    We believe that our integrated global ground and air network is the most extensive in the industry. It is the only network that handles all levels of service (express, ground, domestic, international, commercial, residential) through one integrated pickup and delivery service system.

We operate a ground fleet of more than 88,000 vehicles, ranging from custom-built package cars to large tractors and trailers, and nearly 600 airplanes. In the contiguous U.S., we reach all business and residential addresses. We are the ninth largest airline in North America and eleventh largest in the world. Our primary air hub is in Louisville, KY. Regional air hubs are located in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. Our primary international air hub is in Cologne, Germany, with regional hubs in Hong Kong, Singapore, Taiwan, Miami, FL and Pampanga, Philippines.

In Europe, where we have operated for nearly 30 years, we maintain a well developed air and ground network, much like that in the U.S. We believe we have the most comprehensive integrated delivery and information services portfolio of any carrier in Europe. In other regions of the world, we rely on both our own and local service providers’ capabilities to meet our service commitments.

Through more than two dozen alliances with Asian delivery companies that supplement company-owned operations, we currently serve more than 40 Asia Pacific countries and territories. The two fastest growing economies in the world, China and India, are among our most promising opportunities.

We are also the largest air cargo carrier and a leading logistics provider in Latin America and the Caribbean.

Our Canadian operations include both intra-Canada and import/export capabilities. We deliver to all addresses throughout Canada. We are also the only carrier to offer guaranteed 8:00 a.m. next day delivery to most major metropolitan cities in Canada.

Technology.    We are a global leader in developing technology that improves our customers’ business processes. We have a strong global capability as a mover of electronic information. We currently collect electronic data on 95% of the packages that move through our U.S. system each day – more than any of our competitors.

In 2003 we announced plans to re-engineer our package pick-up and delivery processes. Over several years, beginning in 2003, we expect to invest $600 million to simplify and optimize these processes, which we believe will result in significant gains in efficiency, reliability and flexibility. Once the new technology is fully deployed in over 1,000 of our package sorting facilities, which we estimate will be completed in 2007, we anticipate achieving hundreds of millions of dollars in reduced operating costs annually. These savings will be realized through productivity improvements, as well as in reduced fuel usage from driving an estimated 100 million fewer miles each year. By the end of 2004 we had deployed this technology in 273 of our package centers for use by almost 45% of our drivers.

Technology powers virtually every service we offer and every operation we perform. Our technology initiatives are driven by our customers’ needs. We offer a variety of on-line service options that enable our customers to integrate UPS functionality into their own businesses not only to conveniently send, manage and track their shipments, but to provide their customers with better information services. We provide the infrastructure for an Internet presence that extends to tens of thousands of customers who have integrated UPS tools directly into their own web sites.

E-Commerce Capabilities.    We are a leading facilitator of global e-commerce. According to Forrester Research, by 2008, U.S. online retail sales are forecasted to reach $271 billion.1 We enable our customers around the world to thrive in this environment by providing a portfolio of technology solutions that streamlines their shipment processing and integrate critical transportation information into their business applications.

Broad, Flexible Range of Services and Integrated Solutions.    Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements. All of our general service offering small package delivery services are guaranteed.

Our express air services are integrated with our vast ground delivery system – one system handling all products. This integrated air and ground network enhances efficiency, improves productivity and asset utilization, and provides us with the flexibility to transport packages using the most reliable and cost-effective transportation mode or combination of modes. Our sophisticated engineering systems allow us to optimize our network efficiency and asset utilization on a daily basis. This unique, integrated global business model creates consistent and superior returns – by far the best in our industry.

[1]	U.S. eCommerce Overview: 2004 to 2010, Forrester Research, Inc., August 2004.

Increasingly, our customers benefit from business solutions that integrate many UPS services in addition to package delivery. We offer over 60 supply chain services – such as freight forwarding, customs brokerage, order fulfillment, and returns management – that help improve efficiency of the supply chain management process.

Customer Relationships.    We focus on building and maintaining long-term customer relationships. Thousands of customers access us daily through UPS On-Call PickupSM for air and ground delivery services. In addition, there are almost 150,000 domestic and international access points to UPS. These include: nearly 40,000 drop-boxes, more than 1,000 UPS Customer Centers, over 2,300 Alliance partner locations, over 5,000 independently-owned Authorized Shipping Outlets (ASOs), almost 1,300 national ASO chains, approximately 10,200 commercial counters, more than 5,000 independently owned and operated The UPS Store® and Mail Boxes Etc.® locations worldwide (over 4,000 in the U.S.) – along with 80,000 UPS drivers who can accept packages given to them.

We place significant value on the quality of our customer relationships, and we conduct comprehensive research to monitor customer perceptions. Since 1993, we have conducted telephone interviews with shipping decision-makers virtually every business day to determine their satisfaction with small package carriers and perception of performance on 19 service factors. Results from this survey for 2004 continue to show high levels of customer satisfaction.

Brand Equity.    We have built a leading and trusted brand in our industry – a brand that stands for quality service, reliability and product innovation. The distinctive appearance of our vehicles and the friendliness and helpfulness of our drivers are major contributors to our brand equity.

In 2003 we introduced our first new logo in 42 years. The change was more than cosmetic; it signaled our commitment to provide more comprehensive solutions to meet our customers’ needs and to be the leader of the broader business arena of synchronized commerce.

Distinctive Culture.    We believe that the dedication of our employees results in large part from our distinctive “employee-owner” concept. Our employee stock ownership tradition dates from 1927, when our founders, who believed that employee stock ownership was a vital foundation for successful business, first offered stock to employees. To facilitate employee stock ownership, we maintain several stock-based compensation programs.

Our long-standing policy of “promotion from within” complements our tradition of employee ownership, and this policy makes it generally unnecessary for us to hire managers and executive officers from outside UPS. The vast majority of our management team began their careers as full-time or part-time hourly UPS employees, and have spent their entire careers with us. Our chief executive officer and many of our executive officers have more than 30 years of service with UPS and have accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all our shareowners.

Financial Strength.    Our balance sheet reflects financial strength that few companies can match. As of December 31, 2004, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $5.2 billion and shareowners’ equity of $16.4 billion. Long-term debt was $3.3 billion. We carry long-term debt ratings of AAA/Aaa from Standard & Poor’s and Moody’s, respectively, reflecting our low use of debt and strong capacity to service our obligations. Our financial strength gives us the resources to achieve global scale and to make investments in technology, transportation equipment and buildings as well as to pursue strategic opportunities which will facilitate our growth.

Growth Strategy

Our growth strategy takes advantage of our competitive strengths while maintaining our focus on meeting or exceeding our customers’ requirements. The principal components of our growth strategy are:

Build on Our Leadership Position in Our U.S. Business.    We believe that our tradition of reliable package delivery service, our experienced and dedicated employees and our unmatched integrated air and ground network provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase domestic revenue through cross-selling our existing and new services to our large and diverse customer base, to limit the rate of expense growth and to employ technology-driven efficiencies to increase operating profit.

Continued International Expansion.    We have built a strong international presence through significant investments over several decades. The international package delivery market continues to grow at a faster rate than that of the U.S. We will use our worldwide infrastructure and broad product portfolio to grow high-margin premium services and to implement cost, process and technology improvements in our international operations.

Europe is our largest region outside the United States – accounting for half of our international revenue. Both Europe and Asia offer significant opportunities for growth. The expansion of the European Union to include several Eastern European and Baltic countries will create even greater economic cohesion. Growth in Asia will be driven by global demand, leading to improved demographic and economic trends throughout the region, with specific emphasis on China and India.

Provide Comprehensive Supply Chain Solutions.    Many businesses outsource the management of all or part of their supply chains to streamline and gain efficiencies, to strengthen their balance sheets, to support new business models and to improve service. Companies’ global supply chains are growing increasingly complicated. This is creating further demand for a global service offering that incorporates transportation, distribution and international trade services with financial and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

•	We manage supply chains for large and small companies in 175 countries, with about 35 million square feet of distribution space and over 1,000 facilities worldwide.

•	We focus on supply chain redesign, freight forwarding, international trade services and management-based solutions for our customers rather than solely on more traditional asset-based logistics such as warehouses and vehicle fleets. We have built valuable intellectual capital in specific high growth industries such as healthcare and high-tech.

•	We provide a broad range of transportation solutions to customers worldwide, including air, ocean and ground freight, as well as customs brokerage and trade and materials management. We provide standardized service, IT systems and specialized distribution facilities and services adapted to the unique supply chains of specific industries such as healthcare, high-tech, consumer/retail and automotive.

•	We offer a portfolio of financial services that provides customers with short- and long-term financing, secured lending, working capital, government guaranteed lending, letters of credit, global trade financing, credit cards and equipment leasing.

Leverage Our Leading-Edge Technology and E-Commerce Advantage.    Our goal is to provide our customers with easy-to-use, flexible technology offerings that streamline their shipment processing and integrate critical transportation information into their business processes, helping them create supply chain efficiencies, improve their cash flows and better serve their customers. Our leading-edge technology has enabled our e-commerce partners to integrate our shipping functionality and information solutions into their e-commerce product suites.

Pursue Strategic Acquisitions and Global Alliances.    Strategic acquisitions and global alliances play a significant role in spurring growth. We look for opportunities that:

•	complement our global package business;

•	build our global brand;

•	enhance our technological capabilities or service offerings;

•	lower our costs; or

•	expand our geographic presence.

Products and Services

Domestic Package Products and Services.    For most of our history, we have been engaged primarily in the delivery of packages traveling by ground transportation. We expanded this service gradually, and today our standard ground service is available to every address in the 48 contiguous United States. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth. We offer same-day pick-up of air and ground packages.

In addition to our standard ground delivery product, UPS Hundredweight Service® offers guaranteed, time-definite service at discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient at one address and shipped on the same day. Customers may realize significant savings on these shipments compared to less-than-truckload or air freight forwarder published rates.

We provide domestic air delivery throughout the United States. UPS Next Day Air® offers guaranteed next business day delivery by 10:30 a.m. to 75% of the United States population and delivery by noon to areas covering an additional 15% of the population. We offer Saturday delivery for UPS Next Day Air shipments for an additional fee.

Additional products and services, such as UPS CampusShip, Consignee Billing, Quantum View Manage, Delivery Confirmation and UPS ReturnsSM, are available to customers who require customized package distribution solutions.

International Package Products and Services.    We deliver international shipments to more than 200 countries and territories worldwide, and we provide delivery within one to two business days to the world’s major business centers. We offer a complete portfolio of import, export and domestic services. This portfolio includes guaranteed early morning, morning and noon delivery to major cities around the world, as well as scheduled day-definite air and ground services. We offer worldwide customs clearance service for any mode of transportation.

We classify our service as export (packages that cross national borders) and domestic (packages that stay within a single country’s boundaries). We have a portfolio of domestic services in 20 major countries throughout the world.

Transborder services, or the movement of packages within the European Union, are proving to be the growth engine in this region. To accommodate growth opportunities across the whole of Europe, we are expanding and further automating our major air hub in Cologne, Germany.

We continue to invest in infrastructure and technology in Asia. In April 2002, we opened a new intra-Asia hub at Clark Air Force Base in Pampanga, Philippines to enable future growth in the region. This hub allows us to compete more effectively in the Asian express market and improve our Europe/Asia service. We obtained landing slots on the new runway at Tokyo’s Narita Airport, which have enhanced access and connections to the intra-Asia hub.

In 2003, we received from the U.S. Department of Transportation the authority to expand service to and through Hong Kong, including permanent authority to fly from Hong Kong to other cities, specifically to our Cologne hub in Europe. We continue our development efforts in the fast-growing China market. In 2004, the U.S. Department of Transportation authorized us to significantly expand our air operations in that country with the award of 12 new frequencies. The decision tripled UPS’s access to China. We began flying six new frequencies to Shanghai in 2004. We will begin flying another six frequencies in April 2005, providing non-stop service from the U.S. to Guangzhou for the first time.

We believe that there is long-term potential for us to expand our service offerings in Latin America. To this end, we have realigned our delivery capabilities between key cities in the Mercosur and other trade blocs and continue to benefit from our Americas International Gateway in Miami, Florida. This gateway complements our operations in Florida and Latin America, and represents our commitment to the Americas market.

Mexico and Canada are also important to our international business. We developed the UPS Trade DirectSM Cross Border service to manage package movements between the U.S. and these countries. This service combines our small package, freight and brokerage capabilities to create an integrated, streamlined and economical door-to-door solution for customers with complex cross-border distribution needs.

The Trade Direct portfolio of services integrates our small package and supply chain solutions capabilities to provide additional value to our customers. In essence, the Trade Direct service consolidates individually labeled packages or pallets into one movement across borders. When the goods arrive in the destination country, packages are deconsolidated and entered into the UPS system for delivery, often eliminating the receiving, sorting and handling necessary in distribution centers. This service significantly cuts the supply chain cycle from point of origin to consignee. It also provides our customers with faster time to market, reduced costs, increased visibility and better management of their global supply chain.

In 2004 we expanded UPS Trade Direct Ocean, a service that transforms ocean container movements into pre-labeled small packages or less-than-truckload (LTL) shipments. This service is now available from over 70 international origin ports to three U.S. entry ports. In addition, a faster Trade Direct Air option is now available.

Supply Chain Services.    UPS Supply Chain Solutions meets customers’ supply chain needs by selecting the most appropriate solution from a portfolio of over 60 services. Among these are:

•	Logistics and Distribution: supply chain management, distribution center design, planning and management, order fulfillment, inventory management, receiving and shipping, service parts logistics, reverse logistics and cross docking.

•	International Trade Management: freight forwarding, full-service customs brokerage and international trade consulting.

•	Transportation and Freight Forwarding: air, ocean, rail and ground freight utilizing UPS and other carriers, and multimodal transportation network management.

•	Consulting Services: strategic supply chain design and re-engineering.

Asset-based lending, global trade finance and export-import lending services are available through UPS CapitalSM.

Electronic Services.    We provide a variety of UPS on-line solutions that support automated shipping and tracking:

•	UPS WorldShip® helps shippers streamline their shipping activities by processing shipments, printing address labels, tracking packages and providing management reports, all from a desktop computer.

•	UPS CampusShip® is a web-based, UPS-hosted distributed shipping solution that allows employees of companies with multiple facilities and decentralized workforces to easily process and ship packages with UPS from their computer desktops. At the same time, the system gives transportation and mailroom decision-makers centralized control over shipping procedures and costs.

•	UPS Internet Shipping is a quick and convenient way to ship packages using the web without installing additional software.

•	UPS OnLine® Host Access provides electronic connectivity between UPS and the shipper’s host computer system, linking UPS shipping information directly to all parts of the customer’s organization.

•	UPS Ready® encompasses electronic solutions provided by third-party vendors that benefit customers who want to automate their shipping and tracking processes.

•	Quantum View® is a suite of three visibility services (Quantum View Manage, Quantum View Data and Quantum View Notify) that give customers proactive status information about UPS shipments. The services can be used separately or together, depending on customer needs.

•	UPS TradeabilitySM is a software tool that helps customers navigate the complex process of international shipping by identifying harmonized tariff codes, generating landed cost estimates, and locating up-to-date compliance information.

Our website strategy is to provide our customers with the convenience of all the functions that they otherwise would perform over the phone or at one of our shipping outlets. Package tracking, pick-up requests, rate quotes, account opening, wireless registration, drop-off locator, transit times and supply ordering services are all available at the customer’s desktop. The site also displays full domestic and international service information.

UPS.com receives more than 145 million hits and processes over 10 million package tracking transactions daily. A growing number of those tracking requests now come from customers in the 35 countries that have wireless access to UPS tracking information. Businesses in 46 countries also can download UPS OnLine ToolsSM, to their own websites for direct use by their customers. This allows users to access the information they need without leaving our customers’ websites.

Sales and Marketing

The UPS worldwide sales organization includes both our traditional U.S. domestic and international small package delivery business and our Supply Chain Solutions group. This field sales organization consists primarily of locally-based account executives assigned to our individual operating units. For our largest multi-shipping site customers, we manage sales through an organization of regionally-based account managers, reporting directly to our corporate office.

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

In addition to our corporate marketing group, field-based marketing personnel are assigned to our individual operating units, and are primarily engaged in business planning, bid preparation and revenue management activities. These local marketing teams support the execution of corporate initiatives while also managing limited promotional and public relations activities pertinent to their local markets.

Employees

As of December 31, 2004, we had approximately 384,000 employees.

We have received numerous awards and wide recognition as an employer-of-choice, including the following:

•	In February 2004, we were was rated the “World’s Most Admired” company in our industry in a FORTUNE magazine survey, as well as ranking in the Top 10 among the world’s companies.

•	For the 21st consecutive year, we were ranked “America’s Most Admired” company in its industry in a survey published in FORTUNE magazine in March 2004.

•	In 2004, we were named one of DiversityInc magazine’s “Top 50 Companies for Diversity” and “Top 10 Companies for Latinos.”

•	In 2004, we were ranked number nine in Computer World’s “100 Best Places to Work in IT”.

•	Hispanic Magazine recognized us in 2004 as a leader in its annual “Corporate 100,” a list of companies providing the most opportunities for Hispanics.

•	We received the National Urban League’s Corporate Leadership Award in 2003 for our long-standing support of the National Urban League.

•	In 2003, for the fourth consecutive year, we were named a top corporation for women’s business enterprises by the Women’s Business Enterprise National Council (WBENC).

As of December 31, 2004, we had approximately 229,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable January 1, 2004. Negotiations are ongoing with the assistance of the National Mediation Board. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

We believe that our relations with our employees are good. Every year we survey all our employees to determine their level of job satisfaction. Areas of concern receive management attention as we strive to keep UPS the employer of choice among our employees.

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

We believe competition increasingly is based on a carrier’s ability to integrate its distribution and information systems with its customers’ systems to provide unique transportation solutions at competitive prices. We rely on our vast infrastructure and service portfolio to attract and maintain customers. As we expand our supply chain solutions service offerings, we compete with a number of participants in the supply chain, financial services and information technology industries.

Government Regulation

The U.S. Department of Homeland Security, through the Transportation Security Administration (TSA), the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA) regulates air transportation services.

The TSA regulates various security aspects of air cargo transportation in a manner consistent with the TSA mission statement to “protect[s] the Nation’s transportation systems to ensure freedom of movement for people and commerce.”

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

FAA regulations mandate an aircraft corrosion control program, and aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2004 were about $11 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

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

Where You Can Find More Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge through the investor relations page of our website, located at www.shareholder.com/ups, as soon as reasonably practicable after they are filed with or furnished to the SEC.

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available in the governance section of the investor relations page of our website, located at www.shareholder.com/ups. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events in the governance section of our investor relations website.

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

Item 1A.	Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President and President, UPS International	49	Senior Vice President and President, UPS International (2003 to present), UPS/Fritz Companies Integration Manager (2001 to 2002), UPS SonicAir® Manager (1995 to 2000).

David A. Barnes Senior Vice President and Chief Information Officer	49	Senior Vice President and Chief Information Officer (2005 to present), Corporate IS Portfolio Coordinator (2001 to 2004), CIM Process Manager (1998 to 2001).

John J. Beystehner Senior Vice President, Chief Operating Officer and President — UPS Airlines	53

Chief Operating Officer and
President — UPS Airlines
(2004 to present), Director (2005 to present),

Senior Vice President (1999 to present),
Marketing Group Manager (2001 to 2003),
Worldwide Sales Group Manager (1997 to 2003).

D. Scott Davis Senior Vice President, Chief Financial Officer and Treasurer	53	Senior Vice President, Chief Financial Officer and Treasurer (2001 to present), Vice President — Finance (2000 to 2001), Chief Executive Officer of Overseas Partners Ltd. (1999 to 2000).

Michael L. Eskew Chairman and Chief Executive Officer	55	Chairman and Chief Executive Officer
(2002 to present), Vice Chairman (2000 to 2001),
Executive Vice President (1999 to 2001),
Director (1998 to present), Corporate Development
Group Manager (1999 to 2000),
Senior Vice President (1996 to 1999),
		Engineering Group Manager (1996 to 2000).

Allen E. Hill Senior Vice President and Secretary	49	Senior Vice President, Secretary and Legal and Public Affairs Group Manager (2004 to present), Corporate Legal Department Manager (1995 to 2003).

Kurt P. Kuehn Senior Vice President	50	Senior Vice President and Worldwide Sales and Marketing Group Manager (2004 to present), Vice President, Investor Relations (1999 to 2003).

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
Christopher D. Mahoney Senior Vice President	57	Senior Vice President, (1998 to present), Transportation Group Manager and Labor Relations Group Manager (2001 to 2005), U.S. Operations Manager (1998 to 2001), Region Manager (1990 to 1998).

John J. McDevitt Senior Vice President	46	Senior Vice President, Transportation
Group Manager and Labor Relations
Group Manager (2005 to present),
Senior Vice President, Strategic Integration
(2003 to 2005), Air Region Manager (2001 to 2002),
		Corporate Labor Relations Manager (1997 to 2000).

Lea N. Soupata Senior Vice President and Director	54	Senior Vice President and Human Resources Group Manager (1995 to present), Director (1998 to present).

Robert E. Stoffel Senior Vice President	49	Senior Vice President of Supply Chain
Group (2004 to present),
President, UPS Supply Chain Solutions, Inc.
(2002 to 2003), Vice President,
UPS Logistics Group, Inc. (2000 to 2002),
		Department Manager (1995 to 2000)

James F. Winestock Senior Vice President	53	Senior Vice President and U.S. Operations Manager (2004 to present), Region Manager (1998 to 2003)

Item 2.	Properties

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

We own or lease almost 600 facilities that support our international package operations and over 1,090 facilities that support our non-package operations. Our non-package operations maintain facilities with about 30 million square feet of floor space.

We believe that our facilities are adequate to support our current operations.

Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S., known as Worldport, is located in Louisville, KY. The Worldport facility consists of over 3.5 million square feet and the site includes approximately 350 acres. We are able to sort over 300,000 packages per hour in the Worldport facility. We also have regional air hubs in Columbia, SC; Dallas, TX; Dayton, OH, Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. In February 2005, we announced our intention to transfer operations currently taking place at the Menlo facility in Dayton, OH to other UPS facilities over approximately 12 to 18 months. We are currently evaluating our plans for this facility, including potential alternate uses or closure. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Our intra-Asia air hub is located at Clark Air Force Base in Pampanga, Philippines, and our regional air hub in Canada is located in Hamilton, Ontario.

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

Fleet

Aircraft

The following table shows information about our aircraft fleet as of December 31, 2004:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
McDonnell-Douglas DC-8-71	21	—	—	—
McDonnell-Douglas DC-8-73	26	—	—	—
Boeing 727-100	44	—	—	—
Boeing 727-200	2	—	—	—
Boeing 747-100	9	—	—	—
Boeing 747-200	4	1	—	—
Boeing 757-200	75	—	—	—
Boeing 767-300	32	—	—	—
Boeing MD-11	15	—	2	—
Airbus A300-600	40	—	13	—
Airbus A380-800	—	—	10	10
Other	—	300	—	—

Total	268	301	25	10

We maintain an inventory of spare engines and parts for each aircraft.

All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

During 2004, we took delivery of three Boeing MD-11 aircraft and eight Airbus A300-600 aircraft. We have firm commitments to purchase two Boeing MD-11 aircraft in 2005, and we expect to take delivery of an additional four Boeing MD-11 aircraft during 2005. In December 2004, we amended our existing aircraft purchase agreement with Airbus. The amended agreement reduced our purchase commitment for Airbus A300-600 from 50 to 13 aircraft, and reduced the number of aircraft options from 37 to zero. In addition, we have a firm commitment to purchase 10 Airbus A380 aircraft and options to purchase 10 additional A380 aircraft. The Airbus A300-600 aircraft are expected to be delivered by July 2006, and the A380 aircraft are expected to be delivered between 2009 and 2012. In 2005, we expect to take delivery of seven Airbus A300-600 aircraft.

Vehicles

We operate a ground fleet of more than 88,000 package cars, vans, tractors and motorcycles.

Our ground support fleet consists of over 25,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have about 40,000 containers used to transport cargo in our aircraft.

Safety

We promote safety throughout our operations.

Our Automotive Fleet Safety Program is built with the following components:

•	Selection. Five out of every six drivers come from our part-time ranks. Therefore, many of our new drivers are familiar with our philosophies, policies, practices and training programs.

•	Training. Training is the cornerstone of our Fleet Safety Program. Our approach starts with training the trainer. All trainers are certified to ensure that they have the skills and motivation to effectively train novice drivers. A new driver’s employment includes five hours of classroom training and 15 hours of on-road training, followed by three safety training rides integrated into his or her training cycle.

•	Responsibility. Our operations managers are responsible for their drivers’ safety records. We investigate every accident. If we determine that an accident could have been prevented, we retrain the driver.

•	Preventive Maintenance. An integral part of our Fleet Safety Program is a comprehensive Preventive Maintenance Program. Our fleet is tracked by computer to ensure that each vehicle is serviced before a breakdown or accident is likely to occur.

•	Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have over 3,600 drivers who have driven for 25 years or more without an avoidable accident.

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

The IRS had proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1998 tax years. In the third quarter of 2004, we settled all outstanding issues related to each of the tax years 1991 through 1998. In the fourth quarter of 2004, we received a refund of $425 million pertaining to the 1991 through 1998 tax years. We expect to receive the $371 million of refunds related to the 1985 through 1990 tax years within the next six months.

The IRS may take similar positions with respect to some of the non-EV package insurance matters for each of the years 1999 through 2004. If challenged, we expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Pursuant to the settlement, UPS has provided qualifying settlement class members with vouchers toward the purchase of specified UPS services and will pay the plaintiffs’ attorneys’ fees, the total amount of which still remains to be determined by the court. Other defendants have contributed to the costs of the settlement, including the attorneys’ fees. The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually use. We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

We are a defendant in a number of lawsuits filed in state courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in California state court, plaintiffs allege that they improperly were denied overtime, penalties for missed meal and rest periods, interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or cash flows could result from our participation in these plans.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of our Class A common stock is convertible into one share of our Class B common stock.

The following is a summary of our Class B common stock price activity and dividend information for 2004 and 2003. Our Class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

	High	Low	Close	Dividends Declared
2004:
First Quarter	$74.46	$67.51	$69.84	$0.28
Second Quarter	$75.26	$68.57	$75.17	$0.28
Third Quarter	$76.00	$69.15	$75.92	$0.28
Fourth Quarter	$87.70	$75.76	$85.46	$0.28
2003:
First Quarter	$64.48	$53.00	$57.00	$0.21
Second Quarter	$64.32	$56.52	$63.70	$0.21
Third Quarter	$64.99	$61.17	$63.80	$0.25
Fourth Quarter	$74.86	$63.76	$74.55	$0.25

As of February 28, 2005, there were 168,651 and 15,728 record holders of Class A and Class B common stock, respectively.

The policy of our Board of Directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

On February 9, 2005, our Board declared a dividend of $0.33 per share, which was payable on March 9, 2005 to shareowners of record on February 22, 2005.

In May 2004, a total of $1.0 billion was authorized for share repurchases as part of our continuing share repurchase program. In October 2004, the Board of Directors authorized an increase in our share repurchase program to a total of $2.0 billion, which superceded any previous remaining share repurchase authorization. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

A summary of repurchases of our Class A and Class B common stock during the fourth quarter of 2004 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 – October 20, 2004	0.2	$77.72	0.2	$459
October 21 – October 31, 2004	0.6	77.72	0.6	1,954
November 1 – November 30, 2004	0.3	82.91	0.2	1,937
December 1 – December 31, 2004	1.4	86.25	1.4	1,817

Total October 1 – December 31, 2004	2.5	$83.02	2.4	$1,817

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2004 (amounts in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Selected Income Statement Data
Revenue:
U.S. domestic package	$26,610	$25,022	$23,924	$23,997	$24,002
International package	6,762	5,561	4,680	4,245	4,078
Non-package	3,210	2,902	2,668	2,079	1,418

Total revenue	36,582	33,485	31,272	30,321	29,498
Operating expenses:
Compensation and benefits	20,916	19,328	17,940	17,397	16,546
Other	10,677	9,712	9,236	8,962	8,440

Total operating expenses	31,593	29,040	27,176	26,359	24,986
Operating profit (loss):
U.S. domestic package	3,345	3,272	3,576	3,620	3,929
International package	1,121	709	322	125	277
Non-package	523	464	198	217	306

Total operating profit	4,989	4,445	4,096	3,962	4,512
Other income (expense):
Investment income	82	18	63	159	527
Interest expense	(149)	(121)	(173)	(184)	(205)
Gain on redemption of long-term debt	—	28	—	—	—
Tax assessment	—	—	1,023	—	—

Income before income taxes	4,922	4,370	5,009	3,937	4,834
Income taxes	(1,589)	(1,472)	(1,755)	(1,512)	(1,900)
Cumulative effect of changes in accounting principles	—	—	(72)	(26)	—

Net income	$3,333	$2,898	$3,182	$2,399	$2,934

Per share amounts:
Basic earnings per share	$2.95	$2.57	$2.84	$2.13	$2.54
Diluted earnings per share	$2.93	$2.55	$2.81	$2.10	$2.50
Dividends declared per share	$1.12	$0.92	$0.76	$0.76	$0.68
Weighted Average Shares Outstanding
Basic	1,129	1,128	1,120	1,126	1,153
Diluted	1,137	1,138	1,134	1,144	1,175

	As of December 31,
	2004	2003	2002	2001	2000
Selected Balance Sheet Data
Working capital	$6,122	$4,335	$3,183	$2,811	$2,623
Long-term debt	3,261	3,149	3,495	4,648	2,981
Total assets	33,026	29,734	26,868	24,636	21,662
Shareowners’ equity	16,384	14,852	12,455	10,248	9,735

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2004	2003	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$6,040	$5,580	$460	8.2%
Deferred	3,161	2,982	179	6.0
Ground	17,409	16,460	949	5.8

Total U.S. domestic package	26,610	25,022	1,588	6.3
International package:
Domestic	1,346	1,134	212	18.7
Export	4,944	4,001	943	23.6
Cargo	472	426	46	10.8

Total International package	6,762	5,561	1,201	21.6
Non-package:
UPS Supply Chain Solutions	2,346	2,126	220	10.3
Other	864	776	88	11.3

Total Non-package	3,210	2,902	308	10.6

Consolidated	$36,582	$33,485	$3,097	9.2%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,194	1,185	9	0.8%
Deferred	910	918	(8)	(0.9)
Ground	10,676	10,268	408	4.0

Total U.S. domestic package	12,780	12,371	409	3.3
International package:
Domestic	815	786	29	3.7
Export	541	481	60	12.5

Total International package	1,356	1,267	89	7.0

Consolidated	14,136	13,638	498	3.7%

Operating days in period	254	252

Average Revenue Per Piece:
U.S. domestic package:			$
Next Day Air	$19.92	$18.69	$1.23	6.6%
Deferred	13.68	12.89	0.79	6.1
Ground	6.42	6.36	0.06	0.9
Total U.S. domestic package	8.20	8.03	0.17	2.1
International package:
Domestic	6.50	5.73	0.77	13.4
Export	35.98	33.01	2.97	9.0
Total International package	18.26	16.08	2.18	13.6
Consolidated	$9.16	$8.77	$0.39	4.4%

	Year Ended December 31,		Change
	2003	2002	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$5,580	$5,349	$231	4.3%
Deferred	2,982	2,868	114	4.0
Ground	16,460	15,707	753	4.8

Total U.S. domestic package	25,022	23,924	1,098	4.6
International package:
Domestic	1,134	943	191	20.3
Export	4,001	3,276	725	22.1
Cargo	426	461	(35)	(7.6)

Total International package	5,561	4,680	881	18.8
Non-package:
UPS Supply Chain Solutions	2,126	1,969	157	8.0
Other	776	699	77	11.0

Total Non-package	2,902	2,668	234	8.8

Consolidated	$33,485	$31,272	$2,213	7.1%

Average Daily Package Volume (in thousands):			#
U.S. domestic package:
Next Day Air	1,185	1,111	74	6.7%
Deferred	918	895	23	2.6
Ground	10,268	10,112	156	1.5

Total U.S. domestic package	12,371	12,118	253	2.1
International package:
Domestic	786	779	7	0.9
Export	481	443	38	8.6

Total International package	1,267	1,222	45	3.7

Consolidated	13,638	13,340	298	2.2%

Operating days in period	252	252

Average Revenue Per Piece:
U.S. domestic package:			$
Next Day Air	$18.69	$19.11	$(0.42)	(2.2)%
Deferred	12.89	12.72	0.17	1.3
Ground	6.36	6.16	0.20	3.2
Total U.S. domestic package	8.03	7.83	0.20	2.6
International package:
Domestic	5.73	4.80	0.93	19.4
Export	33.01	29.35	3.66	12.5
Total International package	16.08	13.70	2.38	17.4
Consolidated	$8.77	$8.37	$0.40	4.8%

Operating Profit

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Year Ended December 31,		Change
	2004	2003	$	%
Operating Segment
U.S. domestic package	$3,345	$3,272	$73	2.2%
International package	1,121	709	412	58.1
Non-package	523	464	59	12.7

Consolidated Operating Profit	$4,989	$4,445	$544	12.2%

	Year Ended December 31,		Change
	2003	2002	$	%
Operating Segment
U.S. domestic package	$3,272	$3,576	$(304)	(8.5)%
International package	709	322	387	120.2
Non-package	464	198	266	134.3

Consolidated Operating Profit	$4,445	$4,096	$349	8.5%

U.S. Domestic Package Operations

2004 compared to 2003

U.S. domestic package revenue increased $1.588 billion, or 6.3%, for the year, which resulted from a 3.3% increase in average daily package volume and a 2.1% increase in revenue per piece. Ground volume increased 4.0% during the year, driven in part by the improving U.S. economy, and reflects growth in both commercial and residential deliveries. Ground volume increased 4.8% during the first nine months of the year, but slowed to 1.5% during the fourth quarter. Total Next Day Air volume (up 0.8%) and total deferred volume (down 0.9%) were both significantly affected by declines in letter volume, but offset by an increase in Next Day Air package volume. The 2004 decline in Next Day Air and deferred letter volume is largely due to the slowdown in mortgage refinancing, which was notably strong in 2003.

Ground revenue per piece increased 0.9% for the year primarily due to the impact of a rate increase that took effect in 2004, but growth was adversely impacted by approximately 130 basis points due to the removal of the fuel surcharge on ground products, as discussed below. Next Day Air revenue per piece increased 6.6%, while deferred revenue per piece increased 6.1%, primarily due to the shift in product mix from letters to packages, the rate increase, and the modified fuel surcharge on domestic air products.

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

In addition, we discontinued the fuel surcharge on ground products, while we began to apply a new indexed surcharge to domestic air products. This indexed fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge applied to our air products during 2004 was 7.07%, compared with the average surcharge of 1.47% applied to both air and ground products in 2003, resulting in an increase in domestic fuel surcharge revenue of $290 million during the year.

U.S. domestic package operating profit increased $73 million, or 2.2%, primarily due to the increase in volume and revenue growth discussed previously, but somewhat offset by increased aircraft impairment charges ($91 million in 2004 compared to $69 million in 2003) and a $63 million pension charge related to the consolidation of data systems used to collect and accumulate plan participant data.

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

During 2003, the index-based fuel surcharge reset on a monthly basis and was based on the National U.S. Average On-Highway Diesel Fuel Prices as reported by the U.S. Department of Energy. Based on published rates, the average fuel surcharge increased to 1.47% in 2003 from 0.78% in 2002, resulting in an increase in fuel surcharge revenue of $144 million. Effective in 2004, we discontinued the fuel surcharge on ground service, while an indexed surcharge was applied to our Next Day Air and deferred products. This indexed fuel surcharge for the domestic air products was based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel.

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

International Package Operations

2004 compared to 2003

International package revenue improved $1.201 billion, or 21.6%, for the year primarily due to the 12.5% volume growth for our export products and strong revenue per piece improvements. Revenue increased $295 million during the year due to currency fluctuations. Revenue growth was also impacted by the change to our fuel surcharge (discussed below) as well as rate changes, which vary by geographical market and occur throughout the year. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.5%.

In January 2004, changes were made to the calculation of our fuel surcharge on international products (including U.S. export products). The surcharge is now indexed to fuel prices in our different international regions, depending on where the shipment takes place. The current surcharge is only applied to our international express products, while the previous surcharge was applied to all international products. These changes, along with higher fuel prices, had the effect of increasing international package revenue by $231 million during the year.

We experienced double-digit export volume growth in each region throughout the world, with the Asia-Pacific region leading with 24% export volume growth, including a 101% increase in China export volume. Export volume continues to benefit from our expanding international network, such as the six additional flights to Shanghai, China that were added in the fourth quarter. European export volume grew in excess of 10%, and was positively influenced by the addition of 10 countries to the European Union. Non-U.S. domestic volume increased 3.7% for the year, and primarily reflects improvements in our European and Canadian domestic delivery businesses.

Export revenue per piece increased 9.0% for the year (3.1% currency-adjusted), benefiting from rate increases and the impact of the fuel surcharge. In total, international average daily package volume increased 7.0% and average revenue per piece increased 13.6% (6.7% currency-adjusted).

The improvement in operating profit for our international package operations was $412 million, or 58.1%, for the year, $54 million of which was due to favorable currency fluctuations. This increase in operating profit was primarily due to the strong export volume growth and revenue per piece increases described previously, and a strong increase in operating margin through better network utilization. International operating profit was adversely affected by aircraft impairment charges of $19 million in 2004, compared to a $6 million charge in 2003.

2003 compared to 2002

International package revenue improved $881 million, or 18.8%, for the year due primarily to the 8.6% volume growth for our export products and strong revenue per piece improvements, a portion of which can be attributed to the impact of currency. Revenue increased $443 million during the year due to currency fluctuations. Export volume increased throughout the world, with Asia-Pacific, Canada, and the Americas showing double-digit export volume growth, and U.S. and European export volume increasing slightly over 6%. European export volume growth was adversely impacted by the strength of the Euro and the weak European economy. Domestic volume increased 0.9% for the year, reversing a 3.2% decline from the previous year, which was also negatively affected by the weak European economy.

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

Non-Package Operations

2004 compared to 2003

Non-package revenue increased $308 million, or 10.6%, for the year. UPS Supply Chain Solutions increased revenue by 10.3% during the year, with strong growth in our air and ground freight forwarding businesses, as well as our logistics business. Favorable currency fluctuations provided $73 million of the increase in revenue for the year. The remainder of our non-package operations, which includes Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital, our mail and consulting services, and our excess value package insurance business, increased revenue by 11.3% for the year, largely due to strong double-digit franchise and royalty revenue growth at Mail Boxes Etc. resulting from an expanding store base, as well as higher excess value insurance revenue. Menlo Worldwide Forwarding, which was acquired in December 2004, added $33 million in revenue.

Non-package operating profit increased $59 million, or 12.7%, for the year, primarily due to improved results from our UPS Capital, mail services, and excess value insurance business. Mail Boxes Etc. experienced strong profit growth, due to the increased franchise and royalty revenue noted previously. Non-package operating profit includes $112 million (compared to $114 million in 2003) of intersegment profit for the year, with a corresponding amount of operating expense, which reduces operating profit, in the U.S. domestic package segment.

During the second quarter of 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share. The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the non-package segment, and a tax benefit of $38 million recognized in conjunction with the sale. The tax benefit exceeded the pre-tax loss from this sale primarily because the goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes. Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above.

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

2003 compared to 2002

Non-package revenue increased $234 million, or 8.8%, for the year. UPS Supply Chain Solutions, increased revenue by 8.0% during the year. This increase was due to growth in our supply chain management and other logistics businesses, with international revenues growing faster than in the United States, partially as a result of favorable currency fluctuations. Favorable currency fluctuations accounted for $74 million of the increase in revenue. Freight forwarding revenue increased at a slower rate, which was influenced by global economic conditions and increased air revenue in 2002 as a result of the work disruption at U.S. west coast ports. The remainder of our non-package operations, which includes Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital, our mail and consulting services, and our excess value package insurance business, increased revenue by 11.0% for the year, primarily due to increased franchise revenue at Mail Boxes Etc. and improvements from our Mail Innovations unit.

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

Operating Expenses and Operating Margin

2004 compared to 2003

Consolidated operating expenses increased by $2.553 billion, or 8.8%, for the year, $311 million of which was due to currency fluctuations in our international package and non-package segments. Compensation and benefits increased by $1.588 billion, or 8.2%, for the year, largely due to increased payroll costs, increased health and welfare expense, and higher pension expense for our union pension plans. Stock-based compensation expense increased $167 million, or 23.2%, during the year, primarily as a result of increased management incentive awards expense and adopting the measurement provisions of FAS 123 prospectively beginning with 2003 stock-based compensation awards.

Other operating expenses increased by $965 million, or 9.9%, for the year, largely due to a 34.9% increase in fuel expense and a 12.6% increase in purchased transportation, but were somewhat offset by a decline in depreciation and amortization expense. The increase in fuel expense was primarily due to higher prices for Jet-A, diesel, and unleaded gasoline, in addition to somewhat higher fuel usage and lower hedging gains. The increase in purchased transportation expense was influenced by the impact of currency, higher fuel prices, and volume growth in our international package business. The decline in depreciation and amortization for the year was impacted by lower depreciation expense on aircraft engines, largely due to the retirement of some older aircraft. The increase in repairs and maintenance expense was affected by increased expense on vehicle parts and airframe and engine maintenance. The increase in other occupancy expense was largely related to higher rent expense, but somewhat offset by lower real estate taxes. The increase in other expenses was affected by the $110 million impairment of aircraft, engines, and parts, as well as the $63 million pension charge discussed previously, in addition to higher advertising costs.

Our consolidated operating margin, defined as operating profit as a percentage of revenue, increased in 2004 compared with 2003. The operating margins for our three business segments were as follows:

	Year Ended December 31,
	2004	2003	2002
Operating Segment
U.S. domestic package	12.6%	13.1%	14.9%
International package	16.6%	12.7%	6.9%
Non-package	16.3%	16.0%	7.4%
Consolidated	13.6%	13.3%	13.1%

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

The increase in other expenses was primarily due to a $75 million impairment charge recorded in the fourth quarter of 2003, resulting from an impairment evaluation performed when we permanently removed a number of Boeing 727 and DC-8 aircraft from service.

Investment Income/Interest Expense

2004 compared to 2003

Investment income increased by $64 million during the year, primarily due to a $58 million impairment charge recognized during 2003. We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. During the first quarter of 2003, after considering the continued decline in the U.S. equity markets, we recognized an impairment charge of $58 million, primarily related to our investment in S&P 500 equity portfolios. Investment income also increased in 2004 due to higher interest rates earned on cash balances, but was somewhat offset by increased equity-method losses on certain investment partnerships.

The $28 million increase in interest expense during 2004 was primarily due to the impact of higher interest rates on variable rate debt and certain interest rate swaps, as well as the impact of currency exchange rates and imputed interest expense associated with certain investment partnerships. The impact of higher interest rates was somewhat offset by lower average debt balances outstanding in 2004 compared to 2003.

In December 2003, we redeemed $300 million in cash-settled convertible senior notes at a price of 102.703, and also terminated the swap transaction associated with the notes. The redemption amount paid was lower than the amount recorded for the fair value of the notes at the time of redemption, which, along with the cash settlement received on the swap, resulted in a $28 million non-operating gain recorded in 2003 results.

2003 compared to 2002

The decrease in investment income of $45 million in 2003 is primarily due to the $58 million impairment charge recognized during the first quarter of 2003. The $52 million decline in interest expense in 2003 was primarily the result of lower commercial paper balances outstanding, lower interest rates on variable rate debt, and lower floating rates on interest rate swaps.

Net Income and Earnings Per Share

2004 compared to 2003

2004 net income was $3.333 billion, a 15.0% increase from the $2.898 billion in 2003, resulting in an increase in diluted earnings per share to $2.93 in 2004 from $2.55 in 2003. Net income in 2004 was adversely impacted by a $70 million after-tax impairment charge ($0.06 per diluted share) on Boeing 727, 747, and McDonnell Douglas DC-8 aircraft, engines, and parts, as well as a $40 million after-tax charge ($0.04 per diluted share) to pension expense resulting from the consolidation of data systems used to collect and accumulate plan participant data. Net income was positively impacted by credits to income tax expense totaling $142 million ($0.13 per diluted share) related to various items, including the resolution of certain tax matters, the removal of a portion of the valuation allowance on certain deferred tax assets on net operating loss carryforwards, and an adjustment for identified tax contingency items.

Net income in 2003 was favorably impacted by the $14 million after-tax gain ($0.01 per diluted share) on the sale of Mail Technologies, the $15 million after-tax gain ($0.01 per diluted share) on the sale of Aviation Technologies, and the $18 million after-tax gain ($0.02 per diluted share) recognized upon redemption of our $300 million cash-settled senior convertible notes. Net income in 2003 was adversely impacted by the $37 million after-tax investment impairment charge ($0.03 per diluted share) described previously. Net income in 2003 was also favorably impacted by reductions in income tax expense of $116 million ($0.10 per diluted share) due to the resolution of various tax issues with the IRS, a favorable court ruling on the tax treatment of jet engine maintenance costs, and a lower effective state tax rate.

2003 compared to 2002

Net income for 2003 was $2.898 billion, a decrease of $284 million from the $3.182 billion achieved in 2002, resulting in a decrease in diluted earnings per share to $2.55 in 2003 from $2.81 in 2002. Net income in 2003 was affected by the items noted above. Net income in 2002 was favorably impacted by a $776 million after-tax ($0.68 per diluted share) benefit resulting from the reversal of a portion of the previously established tax assessment liability, and by $121 million after-tax ($0.11 per diluted share) from the credit to expense as a result of the change in our vacation policy for non-union employees. Net income in 2002 was adversely impacted by $65 million after-tax ($0.06 per diluted share) due to the restructuring charge and related expenses and by $72 million after-tax ($0.06 per diluted share) due to the FAS 142 cumulative expense adjustment.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities was $5.331, $4.576, and $5.688 billion in 2004, 2003 and 2002, respectively. The increase in 2004 operating cash flows compared with 2003 was primarily due to higher net income, decreased pension and retirement plan fundings, and cash received upon the resolution of various tax matters. In 2004, we funded $450 million to our pension plans as compared to $1.136 billion in 2003. As discussed in Note 5 to the consolidated financial statements, projected pension contributions to plan trusts in 2005 are approximately $723 million. In 2004, we received $610 million from our previously disclosed settlement with the Internal Revenue Service (IRS) primarily on tax matters related to excess value package insurance for tax years 1983-84 and 1991-98 (see “Contingencies” section below). As of December 31, 2004, we had a $371 million receivable recorded for the settlement related to tax years 1985-90.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $3.638, $2.742, and $3.281 billion in 2004, 2003 and 2002, respectively. The primary reason for the increased cash used in investing activities has been the increasing net purchases of marketable securities, due to the excess of cash generated over our capital investment needs. The increase in funds used for business acquisitions is primarily due to the Menlo Worldwide Forwarding and UPS

Yamato Express Co. acquisitions in 2004 (see Note 7 to the consolidated financial statements). The cash generated from finance receivables was primarily due to principal payments on finance receivables and sales of portions of our portfolio, primarily in the receivable factoring business.

Capital expenditures represent a primary use of cash in investing activities, as follows (in millions):

	2004	2003	2002
Buildings and facilities	$547	$451	$528
Aircraft and parts	829	1,019	638
Vehicles	393	161	41
Information technology	358	316	451

	$2,127	$1,947	$1,658

As described in the “Commitments” section below, we have commitments for the purchase of aircraft, vehicles, equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. We fund our capital expenditures with our cash from operations.

Net Cash Used In Financing Activities

Net cash used in financing activities was $2.014, $2.110 and $2.090 billion in 2004, 2003 and 2002, respectively. Our primary use of cash in financing activities has been to repurchase stock, pay dividends, and repay long-term debt. In October 2004, a total of $2.0 billion was authorized for share repurchases as part of our continuing share repurchase program. As of December 31, 2004, $1.817 billion of this authorization was available for future share repurchases. We repurchased a total of $1.310 billion of common stock in 2004.

We increased our cash dividends per share to $1.12 in 2004 from $0.92 in 2003, resulting in an increase in total cash dividends paid to $1.208 billion from $956 million. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2005, the Board of Directors declared a $0.33 per share dividend, which represents a 17.9% increase over the $0.28 previous quarterly dividend. The dividend is payable on March 9, 2005 to shareowners of record on February 22, 2005.

During 2004, we repaid $468 million in debt, primarily consisting of $264 million in commercial paper, $56 million in redemptions of UPS Notes, $57 million in scheduled principal payments on capital lease obligations, and $60 million for the redemption of our Singapore Dollar notes issue. Issuances of debt primarily consisted of $735 million in commercial paper and $41 million in UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion. Approximately $1.015 billion was outstanding under these programs as of December 31, 2004, with an average interest rate of 2.10%. The entire balance outstanding has been classified as a current liability in our balance sheet. In addition, we maintain an extendable commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2004.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 21, 2005 and the other on April 24, 2008. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 2004.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at December 31, 2004, all of which consists of issuances under our UPS Notes program.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were passed as of December 31, 2004.

Commitments

We have contractual obligations and commitments in the form of operating leases, capital leases, debt obligations and purchase commitments. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes our contractual obligations and commitments as of December 31, 2004 (in millions):

Year	Capitalized Leases	Operating Leases	Debt Principal	Purchase Commitments
2005	$97	$370	$1,110	$1,012
2006	70	327	6	488
2007	121	242	—	223
2008	132	169	27	274
2009	76	128	84	637
After 2009	62	590	2,777	1,129

Total	558	$1,826	$4,004	$3,763

In December 2004, we amended our existing aircraft purchase agreement with Airbus Industries. The amended agreement will reduce Airbus A300-600 aircraft on order from 50 to 13, and the number of options on this aircraft from 37 to zero. These 13 aircraft remaining on order will be delivered to UPS by July 2006. Additionally, we placed a firm order for 10 Airbus A380 freighter aircraft, and obtained options to purchase 10 additional A380 aircraft. The Airbus A380 aircraft will be delivered to UPS between 2009 and 2012. The purchase commitments information above reflects the amended agreement.

In January 2005, we also announced an agreement to purchase an additional 11 Boeing MD-11 pre-owned aircraft. These aircraft will be delivered to UPS between 2005 and 2007.

We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures, such as commitments for aircraft purchases, for the foreseeable future.

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

The IRS had proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1998 tax years. In the third quarter of 2004, we settled all outstanding issues related to each of the tax years 1991 through 1998. In the fourth quarter of 2004, we received a refund of $425 million pertaining to the 1991 through 1998 tax years. We expect to receive the $371 million of refunds related to the 1985 through 1990 tax years within the next six months.

The IRS may take similar positions with respect to some of the non-EV package insurance matters for each of the years 1999 through 2004. If challenged, we expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Pursuant to the settlement, UPS has provided qualifying settlement class members with vouchers toward the purchase of specified UPS services and will pay the plaintiffs’ attorneys’ fees, the total amount of which still remains to be determined by the court. Other defendants have contributed to the costs of the settlement, including the attorneys’ fees. The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually use. We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

We are a defendant in a number of lawsuits filed in state courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in California state court, plaintiffs allege that they improperly were denied overtime, penalties for missed meal and rest periods, interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or cash flows could result from our participation in these plans.

Due to the events of September 11, 2001, increased security requirements for air carriers may be forthcoming; however, we do not anticipate that such measures will have a material adverse effect on our financial condition, results of operations, or liquidity. In addition, our insurance premiums have risen and we have taken several actions, including self-insuring certain risks, to mitigate the expense increase.

As of December 31, 2004, we had approximately 229,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable January 1, 2004. Negotiations are ongoing with the assistance of the National Mediation Board. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

Commodity Price Risk

We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline, which are used in the transportation of packages. Additionally, we are exposed to an increase in the prices of other energy products, primarily natural gas and electricity, used in our operating facilities throughout the world. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel and energy prices. These derivative instruments generally cover forecasted fuel and energy consumption for periods of one to three years. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2004 and 2003 was an asset of $101 and $30 million, respectively. The potential loss in the fair value of these derivative contracts, assuming a hypothetical 10% change in the underlying commodity price, would be approximately $32 and $17 million at December 31, 2004 and 2003, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods up to one year. As of December 31, 2004 and 2003, the net fair value of the hedging instruments described above was a liability of $(28) and $(48) million, respectively. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $117 and $97 million at December 31, 2004 and 2003, respectively. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As described in Note 8 to the consolidated financial statements, we have issued debt instruments, including debt associated with capital leases, that accrue expense at fixed and floating rates of interest. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are generally entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt.

Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt and swap instruments at December 31, 2004 and 2003 would be approximately $29 and $25 million, respectively.

As described in Note 1 and Note 2 to the consolidated financial statements, we have certain investments in debt, auction rate, and preferred securities that accrue income at variable rates of interest. The potential change in annual investment income resulting from a hypothetical 100 basis point change in interest rates applied to our investments exposed to variable interest rates at December 31, 2004 and 2003 would be approximately $45 and $31 million, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, we hold a portfolio of finance receivables that accrue income at fixed and floating rates of interest. The potential change in the annual income resulting from a hypothetical 100 basis point change in interest rates applied to our variable rate finance receivables at December 31, 2004 and 2003 would be immaterial.

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

Equity Price Risk

We hold investments in various common equity securities that are subject to price risk, and for certain of these securities, we utilize options to hedge this price risk. At December 31, 2004 and 2003, the fair value of such investments was $77 and $95 million, respectively. The potential change in the fair value of such investments, assuming a 10% change in equity prices net of the offsetting impact of any hedges, would be approximately $8 and $10 million at December 31, 2004 and 2003.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. We will adopt FAS 123R in the third quarter of 2005, using the prospective method of adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R. There will be no impact upon adoption, as we will already be expensing all unvested option and restricted stock awards.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”;

•	FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”;

•	FASB Statement No. 132(R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106”;

•	FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”;

•	FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”;

•	FASB Statement No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”; and

•	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in Note 1 to our consolidated financial statements, the amounts of assets, liabilities, revenue, and expenses reported in our financial statements are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. Actual results could differ from our estimates, which would affect the related amounts reported in our financial statements. While estimates and judgments are applied in arriving at many reported amounts, we believe that the following matters may involve a higher degree of judgment and complexity.

Contingencies—As discussed in Note 10 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

Goodwill Impairment—The Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), in June 2001. As a result of the issuance of this standard, goodwill is no longer amortized, but is subjected to annual impairment testing. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. Our estimate of the fair value of goodwill could change over time based on a variety of factors, including the actual operating performance of the underlying reporting units. Upon adoption of FAS 142, we recorded a non-cash impairment charge of $72 million ($0.06 per diluted share), as of January 1, 2002, related to our Mail Technologies business. The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business. In conjunction with our annual test of goodwill in 2002, we recorded an additional impairment charge of $2 million related to our Mail Technologies business, resulting in total goodwill impairment of $74 million for 2002. Our annual impairment tests performed in 2003 and 2004 resulted in no goodwill impairment. As of December 31, 2004, our recorded goodwill was $1.255 billion.

Self-Insurance Accruals—We self-insure costs associated with workers’ compensation claims, automotive liability, health and welfare, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

Pension and Postretirement Medical Benefits—The Company’s pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial

Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense.

Financial Instruments—As discussed in Notes 2, 3, 8, and 16 to our consolidated financial statements, and in the “Market Risk” section of this report, we hold and issue financial instruments that contain elements of market risk. Certain of these financial instruments are required to be recorded at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads, and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange, and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations.

Depreciation, Residual Value, and Impairment of Fixed Assets—As of December 31, 2004, we had approximately $14.0 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

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

In December 2003, we permanently removed from service a number of Boeing 727 and McDonnell Douglas DC-8 aircraft. As a result, we conducted an impairment evaluation, which resulted in a $75 million impairment charge during the fourth quarter for these aircraft (including the related engines), $69 million of which impacted the U.S. domestic package segment and $6 million of which impacted the international package segment.

In December 2004, we permanently removed from service a number of Boeing 727, 747 and McDonnell Douglas DC-8 aircraft. As a result of the actual and planned retirement of these aircraft, we conducted an impairment evaluation, which resulted in a $110 million impairment charge during the fourth quarter for these aircraft (including the related engines and parts), $91 million of which impacted the U.S. domestic package segment and $19 million of which impacted the international package segment.

These charges are classified in the caption “other expenses” within other operating expenses (see Note 13 to the consolidated financial statements). UPS continues to operate all of its other aircraft and continues to experience positive cash flow.

Income Taxes—We operate in numerous countries around the world and are subject to income taxes in many jurisdictions. We estimate our annual effective income tax rate based on statutory income tax rates in these jurisdictions and taking into consideration items that are treated differently for financial reporting and tax purposes. The process of estimating our effective income tax rate involves judgments related to tax planning and expectations regarding future events. The increasing profitability of our International segment increases the significance of our non-U.S. income tax provision to our overall effective income tax rate. We recognize deferred tax assets for items that will generate tax deductions or credits in future years. Realization of deferred tax assets requires sufficient future taxable income (subject to any carry-forward limitations) in the applicable jurisdictions. We make judgments regarding the realizability of deferred tax assets based, in part, on estimates of future taxable income. A valuation allowance is established for the portion, if any, of the deferred tax assets that we conclude cannot be realized. Income tax related contingency matters also affect our effective income tax rate. In this regard, we make judgments related to the identification and quantification of income tax related contingency matters.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict. The words “believes,” “expects,” “anticipates,” “we see,” and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements.

Risk Factors

The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•	The effect of general economic and other conditions in the markets in which we operate, both in the United States and internationally. Our operations in international markets are also affected by currency exchange and inflation risks.

•	The impact of competition on a local, regional, national, and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our industry is undergoing rapid consolidation, and the combining entities are competing aggressively for business.

•	The impact of complex and stringent aviation, transportation, environmental, labor, employment and other governmental laws and regulations, and the impact of new laws and regulations that may result from increased security concerns following the events of September 11, 2001. Our failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct our operations.

•	Strikes, work stoppages and slowdowns by our employees. Such actions may affect our ability to meet our customers needs, and customers may do more business with competitors if they believe that such actions may adversely affect our ability to provide service. We may face permanent loss of customers if we are unable to provide uninterrupted service. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

•	Possible disruption of supplies, or an increase in the prices, of gasoline, diesel and jet fuel for our aircraft and delivery vehicles as a result of war or other factors. We require significant quantities of fuel and are exposed to the commodity price risk associated with variations in the market price for petroleum products.

•	Cyclical and seasonal fluctuations in our operating results due to decreased demand for our services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information about market risk can be found in Item 7 of this report under the caption “Market Risk.”

Item 8.	Financial Statements and Supplementary Data

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

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no significant change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page F-2 for management’s report on internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information about our directors and our audit committee financial expert is presented under the captions “Election of Directors” and “Committees of the Board of Directors — Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2005 and is incorporated herein by reference.

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

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2005 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the caption “Compensation of Executive Officers and Directors,” excluding the information under the caption “Report of the Compensation Committee,” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2005 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2005 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant and Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 5, 2005 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

See the Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

2. Financial Statement Schedules.

None.

3. List of Exhibits.

See the Exhibit Index for a list of the exhibits incorporated by reference into or filed with this report.

(b) Exhibits required by Item 601 of Regulation S-K.

See the Exhibit Index for a list of the exhibits incorporated by reference into or filed with this report.

(c) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (REGISTRANT)

By:	/S/ MICHAEL L. ESKEW
Michael L. Eskew
Chairman and
Chief Executive Officer

Date: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. BEYSTEHNER John J. Beystehner	Chief Operating Officer and Director	March 10, 2005

/S/ CALVIN DARDEN Calvin Darden	Senior Vice President and Director	March 10, 2005

/S/ D. SCOTT DAVIS D. Scott Davis	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2005

/S/ MICHAEL L. ESKEW Michael L. Eskew	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2005

/S/ JAMES P. KELLY James P. Kelly	Director	March 10, 2005

/S/ ANN M. LIVERMORE Ann M. Livermore	Director	March 10, 2005

/S/ GARY E. MACDOUGAL Gary E. MacDougal	Director	March 10, 2005

/S/ VICTOR A. PELSON Victor A. Pelson	Director	March 10, 2005

/S/ LEA N. SOUPATA Lea N. Soupata	Senior Vice President and Director	March 10, 2005

/S/ JOHN W. THOMPSON John W. Thompson	Director	March 9, 2005

/S/ CAROL B. TOMÉ Carol B. Tomé	Director	March 10, 2005

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Item 8—Financial Statements

Management’s Report on Internal Control Over Financial Reporting

UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and subsidiaries (“the Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2004. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Menlo Worldwide Forwarding, a business acquired on December 20, 2004. Menlo constituted less than 3% of total assets as of December 31, 2004 and less than 1% of total revenue and net income for the year then ended. Further discussion of this acquisition can be found in Note 7 to our consolidated financial statements. The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2004 and the related consolidated statements of income, shareowners’ equity and cash flows for the year ended December 31, 2004, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

United Parcel Service, Inc.

March 14, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Parcel Service, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Menlo Worldwide Forwarding, Inc., which was acquired on December 20, 2004 and whose financial statements reflect total assets and revenues constituting less than 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Menlo Worldwide Forwarding, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareowners equity, and cash flows for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002; and began applying prospectively the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2005

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash & cash equivalents	$739	$1,064
Marketable securities & short-term investments	4,458	2,888
Accounts receivable, net	5,156	4,004
Finance receivables, net	524	840
Income tax receivable	371	—
Deferred income taxes	392	316
Other current assets	965	847

Total Current Assets	12,605	9,959
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $13,505 and $12,516 in 2004 and 2003	13,973	13,298
Prepaid Pension Costs	3,160	2,922
Goodwill and Intangible Assets, Net	1,924	1,883
Other Assets	1,364	1,672

	$33,026	$29,734

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,187	$674
Accounts payable	2,266	2,003
Accrued wages & withholdings	1,197	1,166
Dividends payable	315	282
Other current liabilities	1,518	1,499

Total Current Liabilities	6,483	5,624
Long-Term Debt	3,261	3,149
Accumulated Postretirement Benefit Obligation, Net	1,516	1,335
Deferred Taxes, Credits & Other Liabilities	5,382	4,774
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 515 and 571 in 2004 and 2003	5	6
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 614 and 560 in 2004 and 2003	6	5
Additional paid-in capital	417	662
Retained earnings	16,192	14,356
Accumulated other comprehensive loss	(236)	(177)
Deferred compensation obligations	169	136

	16,553	14,988
Less: Treasury stock (3 and 2 shares in 2004 and 2003)	(169)	(136)

	16,384	14,852

	$33,026	$29,734

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue	$36,582	$33,485	$31,272
Operating Expenses:
Compensation and benefits	20,916	19,328	17,940
Other	10,677	9,712	9,236

	31,593	29,040	27,176

Operating Profit	4,989	4,445	4,096

Other Income and (Expense):
Investment income	82	18	63
Interest expense	(149)	(121)	(173)
Gain on redemption of long-term debt	—	28	—
Tax assessment reversal	—	—	1,023

	(67)	(75)	913

Income Before Income Taxes And Cumulative Effect of Change In Accounting Principle	4,922	4,370	5,009

Income Taxes	1,589	1,472	1,755

Income Before Cumulative Effect of Change In Accounting Principle	3,333	2,898	3,254

Cumulative Effect of Change In Accounting Principle, Net of Taxes	—	—	(72)

Net Income	$3,333	$2,898	$3,182

Basic Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$2.95	$2.57	$2.91

Basic Earnings Per Share	$2.95	$2.57	$2.84

Diluted Earnings Per Share Before Cumulative Effect Of Change In Accounting Principle	$2.93	$2.55	$2.87

Diluted Earnings Per Share	$2.93	$2.55	$2.81

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY

(In millions, except per share amounts)

	2004		2003		2002
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	571	$6	642	$7	772	$8
Common stock purchases	(12)	—	(5)	—	(10)	—
Stock award plans	12	—	12	—	11	—
Common stock issuances	3	—	2	—	2	—
Conversions of Class A to Class B common stock	(59)	(1)	(80)	(1)	(133)	(1)

Balance at end of year	515	5	571	6	642	7

Class B Common Stock
Balance at beginning of year	560	5	482	4	349	3
Common stock purchases	(5)	—	(2)	—	—	—
Conversions of Class A to Class B common stock	59	1	80	1	133	1

Balance at end of year	614	6	560	5	482	4

Additional Paid-In Capital
Balance at beginning of year		662		387		414
Stock award plans		677		545		477
Common stock purchases		(1,075)		(398)		(604)
Common stock issuances		153		128		100

Balance at end of year		417		662		387

Retained Earnings
Balance at beginning of year		14,356		12,495		10,162
Net income		3,333		2,898		3,182
Dividends ($1.12, $0.92, and $0.76)		(1,262)		(1,037)		(849)
Common stock purchases		(235)		—		—

Balance at end of year		16,192		14,356		12,495

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Balance at beginning of year		(56)		(328)		(269)
Aggregate adjustment for the year		(71)		272		(59)

Balance at end of year		(127)		(56)		(328)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year		14		(34)		(21)
Current period changes in fair value (net of tax effect of $(10), $13, and $(9))		(18)		21		(16)
Reclassification to earnings (net of tax effect of $(1), $17, and $1)		(1)		27		3

Balance at end of year		(5)		14		(34)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year		(72)		(26)		(49)
Current period changes in fair value (net of tax effect of $21, $(6), and $6)		37		(9)		10
Reclassification to earnings (net of tax effect of $4, $(21), and $9)		6		(37)		13

Balance at end of year		(29)		(72)		(26)

Additional minimum pension liability, net of tax:
Balance at beginning of year		(63)		(50)		—
Minimum pension liability adjustment (net of tax effect of $(5), $(6), and $(31))		(12)		(13)		(50)

Balance at end of year		(75)		(63)		(50)

Accumulated other comprehensive income at end of year		(236)		(177)		(438)

Deferred Compensation Obligations
Balance at beginning of year		136		84		47
Common stock held for deferred compensation obligations		33		52		37

Balance at end of year		169		136		84

Treasury Stock
Balance at beginning of year	(2)	(136)	(1)	(84)	(1)	(47)
Common stock held for deferred compensation obligations	(1)	(33)	(1)	(52)	—	(37)

Balance at end of year	(3)	(169)	(2)	(136)	(1)	(84)

Total Shareowners’ Equity at End of Year		$16,384		$14,852		$12,455

Comprehensive Income		$3,274		$3,159		$3,083

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$3,333	$2,898	$3,182
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,543	1,549	1,464
Postretirement benefits	135	84	121
Deferred taxes, credits and other	289	317	162
Stock award plans	610	497	445
Tax assessment reversal	—	—	(776)
Vacation policy change	—	—	(121)
Restructuring charge and related expenses	—	—	85
Loss (gain) on impairment or disposal of assets	129	55	19
Other (gains) losses	15	96	116
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(686)	(264)	312
Other assets	390	13	403
Prepaid pension costs	(238)	(990)	(87)
Accounts payable	318	66	(56)
Accrued wages and withholdings	(73)	83	112
Income taxes payable	(399)	204	16
Other current liabilities	(35)	(32)	291

Net cash from operating activities	5,331	4,576	5,688

Cash Flows From Investing Activities:
Capital expenditures	(2,127)	(1,947)	(1,658)
Disposals of property, plant and equipment	75	118	89
Purchases of marketable securities and short-term investments	(6,322)	(8,083)	(3,833)
Sales and maturities of marketable securities and short-term investments	4,724	7,118	2,654
Net (increase) decrease in finance receivables	318	50	(495)
Cash received (paid) for business acquisitions / dispositions	(238)	8	(14)
Other investing activities	(68)	(6)	(24)

Net cash (used in) investing activities	(3,638)	(2,742)	(3,281)

Cash Flows From Financing Activities:
Proceeds from borrowings	811	361	419
Repayments of borrowings	(468)	(1,245)	(1,099)
Purchases of common stock	(1,310)	(398)	(604)
Issuances of common stock	193	154	116
Dividends	(1,208)	(956)	(840)
Other financing activities	(32)	(26)	(82)

Net cash (used in) financing activities	(2,014)	(2,110)	(2,090)

Effect Of Exchange Rate Changes On Cash	(4)	216	(51)

Net Increase (Decrease) In Cash And Cash Equivalents	(325)	(60)	266
Cash And Cash Equivalents:
Beginning of period	1,064	1,124	858

End of period	$739	$1,064	$1,124

Cash Paid During The Period For:
Interest (net of amount capitalized)	$120	$126	$190

Income taxes	$2,037	$1,097	$1,416

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

Revenue Recognition

U.S. Domestic and International Package Operations—Revenue is recognized upon delivery of a letter or package.

UPS Supply Chain Solutions—Freight forwarding revenue and the expense related to the transportation of freight is recognized at the time the services are performed in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

UPS Capital—Income on loans and direct finance leases is recognized on the effective interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Income on operating leases is recognized on the straight-line method over the terms of the underlying leases.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

In 2004, we began classifying all auction rate preferred and debt instruments as marketable securities. Previously, such securities were classified as cash equivalents if the auction reset periods were three months or less. Auction rate securities held at December 31, 2003 totaling $1.887 billion were reclassified from cash equivalents into marketable securities for consistent presentation on our consolidated balance sheet.

Marketable Securities and Short-Term Investments

Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported, net of tax, as accumulated other comprehensive income (“OCI”), a separate component

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

Investment securities are reviewed for impairment in accordance with FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—9 years; Aircraft—12 to 20 years; Buildings—20 to 40 years; Leasehold Improvements—lives of leases; Plant Equipment—8 1/3 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $25 million for each of the years 2004, 2003, and 2002, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

In December 2003, we permanently removed from service a number of Boeing 727 and McDonnell Douglas DC-8 aircraft. As a result, we conducted an impairment evaluation, which resulted in a $75 million impairment charge during the fourth quarter for these aircraft (including the related engines), $69 million of which impacted the U.S. domestic package segment and $6 million of which impacted the international package segment.

In December 2004, we permanently removed from service a number of Boeing 727, 747 and McDonnell Douglas DC-8 aircraft. As a result of the actual and planned retirement of these aircraft, we conducted an impairment evaluation, which resulted in a $110 million impairment charge during the fourth quarter for these aircraft (including the related engines and parts), $91 million of which impacted the U.S. domestic package segment and $19 million of which impacted the international package segment.

These charges are classified in the caption “other expenses” within other operating expenses (see Note 13). UPS continues to operate all of its other aircraft and continues to experience positive cash flow.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Costs of purchased businesses in excess of net assets acquired (goodwill), and intangible assets are accounted for under the provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Upon adoption of FAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, and at least annually thereafter, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a “reporting unit” basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit.

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

We recorded a non-cash goodwill impairment charge of $72 million ($0.06 per diluted share) as of January 1, 2002, related to our Mail Technologies business. This charge was reported as a cumulative effect of a change in accounting principle. The primary factor resulting in the impairment charge was the lower than anticipated growth experienced in the expedited mail delivery business. In conjunction with our annual test of goodwill in 2002, we recorded an additional impairment charge of $2 million related to our Mail Technologies business, resulting in total goodwill impairment of $74 million for 2002. We sold the Mail Technologies business unit during the second quarter of 2003 (see Note 7). Our annual impairment tests performed in 2004 and 2003 resulted in no goodwill impairment.

Finite-lived intangible assets, including trademarks, licenses, patents, and franchise rights are amortized over the estimated useful lives of the assets, which range from 5 to 20 years. Capitalized software is amortized over periods ranging from 3 to 5 years. In 2004, we began classifying software as intangible assets. Previously, capitalized software was classified within property, plant and equipment. Capitalized software at December 31, 2003 totaling $610 million was reclassified from property, plant and equipment into intangible assets for consistent presentation on our consolidated balance sheet.

Self-Insurance Accruals

We self-insure costs associated with workers’ compensation claims, automotive liability, health and welfare, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim.

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

We record accruals for tax contingencies related to potential assessments by tax authorities. Such accruals are based on management’s judgment and best estimate as to the ultimate outcome of any potential tax audits. Actual tax audit results could vary from these estimates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in OCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains of $44, $21, and $27 million in 2004, 2003 and 2002, respectively.

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

Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method. Under this approach, all stock-based compensation granted subsequent to January 1, 2003 will be expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted. Stock compensation awards granted to date include stock options, management incentive awards, restricted performance units, and employer matching contributions (in shares of UPS stock) for a defined contribution benefit plan. The adoption of the measurement provisions of FAS 123 reduced 2004 and 2003 net income by $35 million ($0.03 per diluted share) and $20 million ($0.02 per diluted share), respectively.

The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003 (in millions, except per share amounts).

	2004	2003	2002
Net income	$3,333	$2,898	$3,182
Add: Stock-based employee compensation expense included in net income, net of tax effects	563	456	391
Less: Total pro forma stock-based employee compensation expensse, net of tax effects	(588)	(507)	(459)

Pro forma net income	$3,308	$2,847	$3,114

Basic earnings per share
As reported	$2.95	$2.57	$2.84
Pro forma	$2.93	$2.52	$2.78
Diluted earnings per share
As reported	$2.93	$2.55	$2.81
Pro forma	$2.91	$2.50	$2.75

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2004	2003	2002
Stock options:
Expected dividend yield	1.50%	1.22%	1.10%
Risk-free interest rate	4.31%	3.70%	4.67%
Expected life in years	7	8	5
Expected volatility	15.69%	19.55%	20.24%
Weighted average fair value of options granted	$16.24	$17.02	$21.27

Discounted stock purchase plan:
Expected dividend yield	1.42%	1.12%	1.10%
Risk-free interest rate	1.18%	1.06%	1.70%
Expected life in years	0.25	0.25	0.25
Expected volatility	16.83%	19.79%	20.45%
Weighted average fair value of purchase rights*	$9.56	$8.53	$8.20

*	Includes the 10% discount from the market price (see Note 11).

Derivative Instruments

Derivative instruments are accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended, which requires all financial derivative instruments to be recorded on our balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in OCI until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. We will adopt FAS 123R in the third quarter of 2005, using the prospective method of adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R. There will be no impact upon adoption, as we will already be expensing all unvested option and restricted stock awards.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”;

•	FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”;

•	FASB Statement No. 132(R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106”;

•	FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”;

•	FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”;

•	FASB Statement No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”; and

•	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

The following is a summary of marketable securities and short-term investments at December 31, 2004 and 2003 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2004
U.S. government & agency securities	$269	$1	$1	$269
U.S. mortgage & asset-backed securities	1,042	1	1	1,042
U.S. corporate securities	446	1	1	446
U.S. state and local municipal securities	1,098	—	—	1,098
Other debt securities	2	—	—	2

Total debt securities	2,857	3	3	2,857
Common equity securities	63	14	—	77
Preferred equity securities	1,546	—	22	1,524

	$4,466	$17	$25	$4,458

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2003
U.S. government & agency securities	$151	$1	$—	$152
U.S. mortgage & asset-backed securities	474	1	—	475
U.S. corporate securities	192	2	1	193
U.S. state and local municipal securities	561	—	—	561
Other debt securities	4	—	1	3

Total debt securities	1,382	4	2	1,384
Common equity securities	66	29	—	95
Preferred equity securities	1,418	—	9	1,409

	$2,866	$33	$11	$2,888

The gross realized gains on sales of marketable securities totaled $7, $21, and $11 million in 2004, 2003, and 2002, respectively. The gross realized losses totaled $5, $7, and $10 million in 2004, 2003, and 2002, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $0, $58, and $5 million during 2004, 2003, and 2002, respectively.

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2004 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agency securities	$189	$1	$5	$—	$194	$1
U.S. mortgage & asset-backed securities	111	1	2	—	113	1
U.S. corporate securities	197	1	22	—	219	1
U.S. state and local municipal securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—

Total debt securities	497	3	29	—	526	3
Common equity securities	—	—	—	—	—	—
Preferred equity securities	10	—	98	22	108	22

	$507	$3	$127	$22	$634	$25

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2004, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$37	$37
Due after one year through three years	459	458
Due after three years through five years	75	75
Due after five years	2,286	2,287

	2,857	2,857
Equity securities	1,609	1,601

	$4,466	$4,458

NOTE 3. FINANCE RECEIVABLES

The following is a summary of finance receivables at December 31, 2004 and 2003 (in millions):

	2004	2003
Commercial term loans	$360	$438
Investment in finance leases	188	270
Asset-based lending	285	290
Receivable factoring	191	468

Gross finance receivables	1,024	1,466
Less: Allowance for credit losses	(25)	(52)

Balance at December 31	$999	$1,414

Outstanding receivable balances at December 31, 2004 and 2003 are net of unearned income of $35 and $48 million, respectively. When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2004 and 2003 (in millions):

	2004	2003
Customer receivable balances	$191	$468
Less: Amounts due to client	(112)	(195)

Net funds employed	$79	$273

Non-earning finance receivables were $38 and $67 million at December 31, 2004 and 2003, respectively. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2004	2003
Balance at January 1	$52	$38
Provisions charged to operations	14	39
Charge-offs, net of recoveries	(41)	(25)

Balance at December 31	$25	$52

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of finance receivables at December 31, 2004, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying Value
Due in one year or less	$530
Due after one year through three years	81
Due after three years through five years	99
Due after five years	314

$1,024

Based on interest rates for financial instruments with similar terms and maturities, the estimated fair value of finance receivables is approximately $991 million and $1.384 billion as of December 31, 2004 and 2003, respectively. At December 31, 2004, we had unfunded loan commitments totaling $344 million, consisting of standby letters of credit of $53 million and other unfunded lending commitments of $291 million.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in millions):

	2004	2003
Vehicles	$3,784	$3,486
Aircraft (including aircraft under capitalized leases)	11,590	10,897
Land	760	721
Buildings	2,164	2,083
Leasehold improvements	2,347	2,219
Plant equipment	4,641	4,410
Technology equipment	1,596	1,495
Equipment under operating lease	57	53
Construction-in-progress	539	450

	27,478	25,814
Less: Accumulated depreciation and amortization	(13,505)	(12,516)

	$13,973	$13,298

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Benefit Obligations

The following table provides a reconciliation of the changes in the plans’ benefit obligations as of September 30 (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Net benefit obligation at October 1, prior year	$8,092	$6,670	$2,592	$2,149
Service cost	332	282	91	79
Interest cost	521	465	164	148
Plan participants’ contributions	—	—	9	6
Plan amendments	3	3	(115)	(22)
Acquired businesses	—	—	46	—
Actuarial (gain) loss	290	876	36	337
Gross benefits paid	(201)	(204)	(129)	(105)

Net benefit obligation at September 30	$9,037	$8,092	$2,694	$2,592

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of annual increase in future compensation levels	4.00%	4.00%	N/A	N/A

The accumulated benefit obligation for our pension plans as of September 30, 2004 and 2003 was $8.113 and $7.325 billion, respectively. We use a measurement date of September 30 for our pension and postretirement benefit plans.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We believe that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and, accordingly may be entitled to a subsidy.

In May 2004, the FASB issued FSP 106-2, which requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. We determined the effects of the Act were not a significant event requiring an interim remeasurement under FAS 106. Consequently, as permitted by FSP 106-2, net periodic benefit cost for 2004 does not reflect the effects of the Act. The accumulated postretirement benefit obligation (APBO) was remeasured as of September 30, 2004 to reflect the effects of the Act, which resulted in an immaterial reduction in the APBO and expected net employer benefit payments.

Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 9.0%, decreasing to 5.0% by the year 2009 and with consistent annual increases at those ultimate levels thereafter.

Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on postretirement benefit obligation	$69	$(75)

Because the UPS Excess Coordinating Plan is not funded, the Company has recorded an additional minimum pension liability for this plan of $91 and $105 million at December 31, 2004 and 2003, respectively. This liability is included in the other credits and non-current liabilities portion of Note 9. As of December 31, 2004 and 2003, the Company has recorded an intangible asset of $4 and $5 million, respectively, representing the net unrecognized prior service cost for this plan. A total of $55 and $63 million at December 31, 2004 and 2003, respectively, were recorded as a reduction of other comprehensive income in shareowners’ equity (net of the tax effect of $32 and $37 million, respectively). The unfunded accumulated benefit obligation of the UPS Excess Coordinating Benefit Plan was $160 and $154 million as of December 31, 2004 and 2003, respectively.

Additionally, we maintain several non-U.S. defined benefit pension plans. As of December 31, 2004, we have recorded a prepaid pension asset of $5 million, an additional minimum pension liability of $30 million, and a $20 million (net of the tax effect of $11 million) reduction of other comprehensive income in shareowners’ equity. The impact of these non-U.S. plans is not material to our operating results or financial position.

Plan Assets

The following table provides a reconciliation of the changes in the plans’ assets as of September 30 (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Fair value of plan assets at October 1, prior year	$7,823	$6,494	$409	$337
Actual return on plan assets	1,140	1,143	51	47
Employer contributions	1,200	390	115	124
Plan participants’ contributions	—	—	9	6
Gross benefits paid	(201)	(204)	(129)	(105)

Fair value of plan assets at September 30	$9,962	$7,823	$455	$409

Employer contributions and benefits paid under the pension plans include $6 million and $5 million paid from employer assets in 2004 and 2003, respectively. Employer contributions and benefits paid (net of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participant contributions) under the postretirement medical benefit plans include $57 and $45 million paid from employer assets in 2004 and 2003, respectively.

The asset allocation for our pension and other postretirement plans as of September 30, 2004 and 2003 and the target allocation for 2005, by asset category, are as follows:

	Weighted Average Target Allocation 2005	Percentage of Plan Assets at September 30,
		2004	2003
Equity securities	55% - 65%	60.6%	60.2%
Fixed income securities	20% - 30%	28.0%	28.5%
Real estate / other	10% - 15%	11.4%	11.3%

Total		100.0%	100.0%

Equity securities include UPS Class A shares of common stock in the amounts of $466 (4.5% of total plan assets) and $392 million (4.8% of total plan assets), as of September 30, 2004 and 2003, respectively.

The UPS benefit plan committees establish investment guidelines and strategies, and regularly monitor the performance of the funds and portfolio managers. Our investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and fiduciary standards. The long-term primary objectives for our pension assets are to (1) provide for a reasonable amount of long-term growth of capital, without undue exposure to risk; and protect the assets from erosion of purchasing power, and (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return.

Funded Status

The funded status of the plans, reconciled to the amounts on the balance sheet, is as follows (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Fair value of plan assets at September 30	$9,962	$7,823	$455	$409
Benefit Obligation at September 30	(9,037)	(8,092)	(2,694)	(2,592)

Funded status at September 30	925	(269)	(2,239)	(2,183)

Amounts not yet recognized:
Unrecognized net actuarial loss	1,918	2,085	810	820
Unrecognized prior service cost	297	331	(104)	11
Unrecognized net transition obligation	18	23	—	—
Employer contributions	2	752	17	17

Net asset (liability) recorded at December 31	$3,160	$2,922	$(1,516)	$(1,335)

Prepaid pension cost	$3,227	$2,970	$—	$—
Accrued benefit cost	(188)	(153)	(1,516)	(1,335)
Intangible asset	4	5	—	—
Accumulated other comprehensive income (pre-tax)	117	100	—	—

Net asset (liability) recorded at December 31	$3,160	$2,922	$(1,516)	$(1,335)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004 and 2003, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2004	2003	2004	2003
As of September 30
Projected benefit obligation	$200	$6,772	$200	$178
Accumulated benefit obligation	$160	$6,004	$160	$154
Fair value of plan assets	$—	$6,479	$—	$—

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	Pension Benefits	Other Benefits
Employer Contributions:
2005 (expected) to plan trusts	$723	$62
2005 (expected) to plan participants	7	56

Expected Benefit Payments:
2005	$214	$126
2006	257	133
2007	266	141
2008	303	150
2009	332	158
2010 - 2014	2,363	975

Expected benefit payments for pensions will be primarily paid from plan trusts. Expected benefit payments for postretirement benefits will be paid from plan trusts and corporate assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Benefit Cost

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows (in millions):

	Pension Benefits			Postretirement Medical Benefits
	2004	2003	2002	2004	2003	2002
Net Periodic Cost:
Service cost	$332	$282	$217	$91	$79	$63
Interest cost	521	465	413	164	148	134
Expected return on assets	(800)	(669)	(654)	(34)	(29)	(33)
Amortization of:
Transition obligation	6	8	8	—	—	—
Prior service cost	37	37	30	—	1	(1)
Actuarial (gain) loss	119	28	4	30	15	4

Net periodic benefit cost (benefit)	$215	$151	$18	$251	$214	$167

Weighted-average assumptions used to determine net cost:
Discount rate	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected return on plan assets	8.96%	9.21%	9.42%	9.00%	9.25%	9.50%

The expected return on plan assets assumption was developed using various market assumptions in combination with the plans’ asset allocations and active investment management. These assumptions and allocations were evaluated using input from a third-party consultant and various pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The 10-year U.S. Treasury yield is the foundation for all other market assumptions, and various risk premiums are added to determine the expected return for each allocation. As of our September 30, 2004 measurement date, it was projected that the funds could achieve an 8.96% net return over time, using the plans’ asset allocations and active management strategy.

Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$5	$(5)

Other Plans

We also contribute to several multi-employer pension plans for which the previous disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $1.163, $1.066, and $1.028 billion during 2004, 2003, and 2002, respectively.

We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the previous disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $761, $691, and $604 million during 2004, 2003, and 2002, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $94, $87, and $79 million for 2004, 2003, and 2002, respectively.

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

NOTE 6. GOODWILL, INTANGIBLES, AND OTHER ASSETS

The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Non-Package	Consolidated
December 31, 2002 balance	$—	$102	$968	$1,070
Acquired	—	—	30	30
Impaired	—	—	—	—
Currency / Other	—	(2)	75	73

December 31, 2003 balance	—	100	1,073	1,173
Acquired	—	41	38	79
Impaired	—	—	—	—
Currency / Other	—	—	3	3

December 31, 2004 balance	$—	$141	$1,114	$1,255

The goodwill acquired in the non-package segment during 2004 resulted primarily from the purchase of Menlo Worldwide Forwarding. The purchase price allocation for this acquisition was not complete as of December 31, 2004, therefore we anticipate that future purchase price adjustments may change the amount allocated to goodwill. The goodwill acquired in the International package segment during 2004 resulted from the purchase of the remaining minority interest in UPS Yamato Express Co. (See Note 7 for further discussion of these acquisitions). The currency/other balance in the Non-Package segment includes escrow reimbursements and the resolution of other pre-acquisition contingencies from acquisitions completed prior to 2004.

The following is a summary of intangible assets at December 31, 2004 and 2003 (in millions):

	Trademarks, Licenses, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
December 31, 2004:
Gross carrying amount	$29	$97	$1,249	$4	$1,379
Accumulated amortization	(16)	(18)	(676)	—	(710)

Net carrying value	$13	$79	$573	$4	$669

December 31, 2003:
Gross carrying amount	$30	$88	$1,101	$5	$1,224
Accumulated amortization	(10)	(13)	(491)	—	(514)

Net carrying value	$20	$75	$610	$5	$710

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets was $221, $196, and $129 million during 2004, 2003 and 2002, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2004 for the next five years is as follows (in millions): 2005—$198; 2006—$198; 2007—$198; 2008—$12; 2009—$11. Amortization expense in future periods will be affected by business acquisitions, software development, and other factors.

Other assets as of December 31 consist of the following (in millions):

	2004	2003
Non-current finance receivables, net of allowance for credit losses	$475	$574
Other non-current assets	889	1,098

	$1,364	$1,672

NOTE 7. BUSINESS ACQUISITIONS AND DISPOSITIONS

We regularly explore opportunities to make acquisitions that would enhance our package delivery business and our various non-package businesses. During the three years ended December 31, 2004, we completed several acquisitions, including both domestic and international transactions, which were accounted for under the purchase method of accounting. In connection with the foregoing transactions, we paid cash (net of cash acquired) in the aggregate amount of $238, $30, and $14 million in 2004, 2003, and 2002, respectively. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions were not material on either an individual or aggregate basis. The results of operations of each acquired company are included in our statements of consolidated income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition, however we generally expect such adjustments to the purchase price allocations to be immaterial.

During the second quarter of 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share. The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the non-package segment, and a tax benefit of $38 million recognized in conjunction with the sale. The tax benefit exceeded the pre-tax loss from this sale primarily because the goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes. Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above.

During the third quarter of 2003, we sold our Aviation Technologies business unit and recognized a pre-tax gain of $24 million ($15 million after-tax, or $0.01 per diluted share), which was recorded in other operating expenses within the non-package segment. The operating results of both the Mail Technologies unit and the Aviation Technologies unit were previously included in our non-package segment, and were not material to our consolidated operating results in any of the periods presented.

In March 2004, we acquired the remaining 49% minority interest in UPS Yamato Express Co., which was previously a joint venture with Yamato Transport Co. in Japan, for $65 million in cash. UPS Yamato Express provides express package delivery services in Japan. Upon the close of the acquisition, UPS Yamato Express became a wholly-owned subsidiary of UPS. The acquisition had no material effect on our financial condition or results of operations.

In December 2004, we acquired the Menlo Worldwide Forwarding unit from CNF Inc. for $150 million in cash (net of cash acquired) plus the assumption of $110 million in par value of debt and capital lease obligations. Menlo Worldwide Forwarding is a global freight forwarder that provides a full suite of heavy air freight forwarding services, ocean services and international trade management, including customs brokerage. The acquisition had no material effect on our results of operations in 2004.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are in the process of finalizing the independent appraisals for certain assets and liabilities to assist management in allocating the Menlo purchase price to the individual assets acquired and liabilities assumed. This may result in adjustments to the carrying values of Menlo’s recorded assets and liabilities, including the amount of any residual value allocated to goodwill. We are also completing our analysis of integration plans that may result in additional purchase price adjustments. The preliminary allocation of the purchase price included in the current period balance sheet is based on the current best estimates of management and is subject to revision based on final determination of fair values of acquired assets and assumed liabilities. We anticipate the valuations and other studies will be completed prior to the anniversary date of the acquisition.

In February 2005, we announced our intention to transfer operations currently taking place at the Menlo facility in Dayton, Ohio to other UPS facilities over approximately 12 to 18 months. This action is being taken to remove redundancies between the Menlo and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS facilities in the movement of air freight. We are currently evaluating our plans for this facility, including potential alternate uses or closure. As a result, we anticipate possibly incurring costs related to employee severance, lease terminations, fixed asset impairments, and related items. Depending upon the nature of these costs, some of these items could result in charges to expense, while other items could result in adjustments to the purchase price allocation. We are in process of finalizing our plan for this facility, and therefore the purchase price allocation does not reflect liability accruals or fair value adjustments that may result from this decision.

The preliminary allocation of the total purchase price of Menlo resulted in the following condensed balance sheet of assets acquired and liabilities assumed as of December 31, 2004 (in millions):

	Assets		Liabilities
Cash and cash equivalents	$47	Accounts payable	$28
Accounts receivable	466	Accrued wages and withholdings	104
Other current assets	21	Other current liabilities	161
Property, plant, and equipment	141	Long-term debt	124
Goodwill and intangible assets	26	Deferred Taxes, Credits and Other Liabilities	45
Other assets	4	Accumulated postretirement benefit obligation	46

	$705		$508

In December 2004, we announced an agreement with Sinotrans to acquire direct control of the international express operations in 23 cities within China, and to purchase Sinotrans’ interest in our current joint venture in China. The agreement requires a payment of $100 million to Sinotrans in 2005, which can be increased or decreased based on certain contingent factors. The acquisition will be completed in stages throughout 2005. In February 2005, we took direct control of operations in five locations, while the additional 18 locations will be acquired by December 2005. The operations being acquired will be reported within our International package reporting segment.

In February 2005, we announced an agreement to acquire Messenger Service Stolica S.A., one of the leading parcel and express delivery companies in Poland. Stolica offers customers a full suite of domestic delivery services, and had 2004 revenue of approximately $64 million. Upon completion of the transaction, which is expected in the second quarter of 2005, Stolica will be included in our International package reporting segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. LONG-TERM DEBT AND COMMITMENTS

Long-term debt, as of December 31, consists of the following (in millions):

	2004	2003
8.38% debentures, due April 1, 2020 (i)	$463	$444
8.38% debentures, due April 1, 2030 (i)	276	276
Commercial paper (ii)	1,015	544
Industrial development bonds, Philadelphia Airport facilities, due December 1, 2015 (iii)	100	100
Special facilities revenue bonds, Louisville Airport facilities, due January 1, 2029 (iv)	149	149
Floating rate senior notes (v)	441	441
Capitalized lease obligations (vi)	401	451
UPS Notes (vii)	393	419
5.50% Pound Sterling notes, due February 12, 2031	961	887
4.50% Singapore Dollar notes, due November 11, 2004	—	59
Special facilities revenue bonds, Dayton, OH facilities (viii)	121	—
Installment notes, mortgages, and bonds at various rates	128	53

	4,448	3,823
Less current maturities	(1,187)	(674)

	$3,261	$3,149

(i)	On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8.38% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.
(ii)	The weighted average interest rate on the commercial paper outstanding as of December 31, 2004 and 2003, was 2.10% and 0.96%, respectively. At December 31, 2004 and 2003, the entire commercial paper balance has been classified as a current liability. The amount of commercial paper outstanding in 2005 is expected to fluctuate. We are authorized to borrow up to $7.0 billion under the two commercial paper programs we maintain as of December 31, 2004.
(iii)	The industrial development bonds bear interest at a daily variable rate. The average interest rates for 2004 and 2003 were 1.08% and 0.89%, respectively.
(iv)	The special facilities revenue bonds bear interest at a daily variable rate. The average interest rates for 2004 and 2003 were 1.20% and 1.02%, respectively.
(v)	The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2004 and 2003 were 1.00% and 0.78%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(vi)	We have certain aircraft subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of aircraft subject to capital leases, which are included in Property, Plant and Equipment is as follows as of December 31 (in millions):

	2004	2003
Aircraft	$1,795	$1,474
Accumulated amortization	(257)	(198)

	$1,538	$1,276

(vii)	The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2004, the coupon rates of the outstanding notes varied between 3.00% and 6.20%, and the interest payments are made either monthly, quarterly or semiannually. The maturities of the notes range from 2006 to 2024. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2004 and 2003 was 1.13% and 0.81%, respectively.
(viii)	The special facilities revenue bonds were assumed in the acquisition of Menlo Worldwide Forwarding in December 2004 (see Note 7). The bonds have a par value of $108 million, $62 million of which is due in 2009, while the remaining $46 million is due in 2018. The bonds due in 2018 are callable beginning in 2008. The bonds due in 2018 bear interest at a fixed rate of 5.63%, while the bonds due in 2009 bear interest at fixed rates ranging from 6.05% to 6.20%. The bonds were recorded at fair value on the date of acquisition.

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $4.708 and $4.109 billion as of December 31, 2004 and 2003, respectively.

We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2054. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $693, $678 and $685 million for 2004, 2003 and 2002, respectively.

The following table sets forth the aggregate minimum lease payments under capitalized and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capitalized Leases	Operating Leases	Debt Principal	Purchase Commitments
2005	$97	$370	$1,110	$1,012
2006	70	327	6	488
2007	121	242	—	223
2008	132	169	27	274
2009	76	128	84	637
After 2009	62	590	2,777	1,129

Total	558	$1,826	$4,004	$3,763

Less: imputed interest	(157)

Present value of minimum capitalized lease payments	401
Less: current portion	(78)

Long-term capitalized lease obligations	$323

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, we had outstanding letters of credit totaling approximately $2.161 billion issued in connection with routine business requirements.

We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.0 billion each, with one expiring April 21, 2005 and the other April 24, 2008. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2004, there were no outstanding borrowings under these facilities. In addition, we maintain an extendable commercial notes program under which we are authorized to borrow up to $500 million. No amounts were outstanding under this program at December 31, 2004.

We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. The debt may be denominated in a variety of currencies. There was approximately $126 million issued under this shelf registration statement at December 31, 2004.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were passed as of December 31, 2004.

In December 2003, we redeemed our $300 million cash-settled convertible senior notes at a price of 102.703, and also terminated the swap transaction associated with the notes. The redemption amount paid was lower than the amount recorded for the fair value of the notes at the time of redemption, which, along with the cash settlement received on the swap, resulted in a $28 million pre-tax gain recorded in 2003 results.

NOTE 9. DEFERRED TAXES, CREDITS, AND OTHER LIABILITIES

Deferred taxes, credits, and other liabilities as of December 31 consist of the following (in millions):

	2004	2003
Deferred income taxes (see Note 14)	$3,274	$3,118
Insurance reserves	1,136	923
Other credits and non-current liabilities	972	733

	$5,382	$4,774

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The IRS had proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1998 tax years. In the third quarter of 2004, we settled all outstanding issues related to each of the tax years 1991 through 1998. In the fourth quarter of 2004, we received a refund of $425 million pertaining to the 1991 through 1998 tax years. We expect to receive the $371 million of refunds related to the 1985 through 1990 tax years within the next six months.

The IRS may take similar positions with respect to some of the non-EV package insurance matters for each of the years 1999 through 2004. If challenged, we expect that we will prevail on substantially all of these issues. Specifically, we believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. We believe that the eventual resolution of these issues will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Pursuant to the settlement, UPS has provided qualifying settlement class members with vouchers toward the purchase of specified UPS services and will pay the plaintiffs’ attorneys’ fees, the total amount of which still remains to be determined by the court. Other defendants have contributed to the costs of the settlement, including the attorneys’ fees. The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually use. We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

We are a defendant in a number of lawsuits filed in state courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in California state court, plaintiffs allege that they improperly were denied overtime, penalties for missed meal and rest periods, interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or cash flows could result from our participation in these plans.

NOTE 11. CAPITAL STOCK AND STOCK-BASED COMPENSATION

Capital Stock

We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS.”

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2004, management incentive awards, stock options, and restricted performance units had been granted under the Incentive Compensation Plan.

Management Incentive Awards

Persons earning the right to receive management incentive awards are determined annually by the Compensation Committee of the UPS Board of Directors. This Committee, in its sole discretion, determines the total award, which consists of UPS Class A common stock, given in any year. Amounts expensed for management incentive awards were $738, $606, and $556 million during 2004, 2003, and 2002, respectively.

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS Class A common stock. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option was granted.

Persons earning the right to receive stock options are determined each year by the Compensation Committee of the UPS Board of Directors. Except in the case of death, disability, or retirement, options granted under the Incentive Compensation Plan are generally exercisable three to five years from the date of grant and before the expiration of the option 10 years after the date of grant. All options granted are subject to earlier cancellation or exercise under certain conditions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of options to purchase shares of Class A common stock issued and outstanding:

	2004		2003		2002
	Weighted Average Price	Shares (in thousands)	Weighted Average Price	Shares (in thousands)	Weighted Average Price	Shares (in thousands)
Outstanding at beginning of year	$48.02	22,745	$38.73	27,745	$29.64	29,224
Exercised	26.97	(7,351)	18.59	(7,297)	15.91	(6,434)
Granted	70.70	2,663	62.40	2,860	60.22	5,760
Forfeited / expired	58.70	(356)	44.63	(563)	46.08	(805)

Outstanding at end of year	$59.96	17,701	$48.02	22,745	$38.73	27,745

Beginning in November 1999, options were granted under the Incentive Compensation Plan, and a limited option grant to certain employees under this plan occurred in 2000. Beginning in 2001 and in future years, options to eligible employees will generally be granted annually during the first half of each year at the discretion of the Compensation Committee of the UPS Board of Directors.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$ 13.94 - $ 50.63	2,424	4.82	$49.89	2,397	$49.89
$ 56.25 - $ 57.50	4,467	6.24	56.90	4,467	56.90
$ 59.38 - $ 60.61	5,381	7.27	60.20	141	59.54
$ 61.88 - $ 65.00	2,757	8.32	62.41	11	64.20
$ 68.44 - $ 143.13	2,672	9.23	71.23	48	99.88

	17,701	7.13	$59.96	7,064	$54.88

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Performance Units

Beginning in 2003, we issued restricted performance units under the Incentive Compensation Plan. Upon vesting, restricted performance units result in the issuance of the equivalent number of UPS Class A common shares after required tax withholdings. Persons earning the right to receive restricted performance units are determined each year by the Compensation Committee of the UPS Board of Directors. Except in the case of death, disability, or retirement, restricted performance units vest five years after the date of grant. All restricted performance units granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on restricted performance units are reinvested in additional restricted performance units at each dividend payable date. During 2004 and 2003, the Company issued 1.083 and 1.164 million restricted performance units with a weighted average fair value of $70.70 and $62.40, respectively. As of December 31, 2004, we had the following restricted performance units outstanding:

Year of Award	Units Outstanding (in thousands)	Remaining Vesting Period (in years)	Avg. Fair Value at Grant Date
2003	1,140	3.33	$62.40
2004	1,074	4.33	70.70

	2,214	3.82	$66.43

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS Class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price on the first or the last day of each quarterly period. Employees purchased 1.8, 1.9, and 1.8 million shares at average prices of $62.75, $54.08, and $50.79 per share during 2004, 2003, and 2002, respectively.

Deferred Compensation Obligations

We maintain a deferred compensation plan whereby certain employees may elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “Deferred compensation obligations” in the shareowners’ equity section of the balance sheet. The amount of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

We report our operations in three segments: U.S. domestic package operations, international package operations, and non-package operations. Package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic area.

U.S. Domestic Package

Domestic package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

International Package

International package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or distribution

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outside the United States. Our international package reporting segment includes the operations of our Europe, Asia-Pacific, Canada, and Americas operating segments.

Non-Package

Non-package operations include UPS Supply Chain Solutions, Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store), UPS Capital, our mail and consulting services, and our excess value package insurance business. UPS Supply Chain Solutions, which comprises our former UPS Freight Services and UPS Logistics Group businesses, provides supply chain design and management, freight forwarding, and customs brokerage services.

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (see Note 1), with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, and short-term investments.

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2004	2003	2002
Revenue:
U.S. domestic package	$26,610	$25,022	$23,924
International package	6,762	5,561	4,680
Non-package	3,210	2,902	2,668

Consolidated	$36,582	$33,485	$31,272

Operating Profit:
U.S. domestic package	$3,345	$3,272	$3,576
International package	1,121	709	322
Non-package	523	464	198

Consolidated	$4,989	$4,445	$4,096

Assets:
U.S. domestic package	$16,978	$16,271	$15,173
International package	4,728	4,287	3,271
Non-package	6,380	6,038	6,245
Unallocated	4,940	3,138	2,179

Consolidated	$33,026	$29,734	$26,868

Non-package operating profit included $112, $114, and $112 million for 2004, 2003, and 2002, respectively, of intersegment profit, with a corresponding amount of operating expense, which reduces operating profit, included in the U.S. domestic package segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by product type for the years ended December 31 is as follows (in millions):

	2004	2003	2002
U.S. domestic package:
Next Day Air	$6,040	$5,580	$5,349
Deferred	3,161	2,982	2,868
Ground	17,409	16,460	15,707

Total U.S. domestic package	26,610	25,022	23,924
International package:
Domestic	1,346	1,134	943
Export	4,944	4,001	3,276
Cargo	472	426	461

Total International package	6,762	5,561	4,680
Non-package:
UPS Supply Chain Solutions	2,346	2,126	1,969
Other	864	776	699

Total Non-package	3,210	2,902	2,668

Consolidated	$36,582	$33,485	$31,272

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2004	2003	2002
U.S.:
Revenue	$28,035	$26,968	$26,284
Long-lived assets	$15,971	$15,634	$14,640
International:
Revenue	$8,547	$6,517	$4,988
Long-lived assets	$3,975	$3,567	$2,874
Consolidated:
Revenue	$36,582	$33,485	$31,272
Long-lived assets	$19,946	$19,201	$17,514

Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, prepaid pension costs, long-term investments, goodwill, and intangible assets.

NOTE 13. OTHER OPERATING EXPENSES

The major components of other operating expenses for the years ended December 31 are as follows (in millions):

	2004	2003	2002
Repairs and maintenance	$1,005	$955	$873
Depreciation and amortization	1,543	1,549	1,464
Purchased transportation	2,059	1,828	1,665
Fuel	1,416	1,050	952
Other occupancy	752	730	653
Restructuring charge and related expenses	—	9	106
Other expenses	3,902	3,591	3,523

	$10,677	$9,712	$9,236

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002, we initiated a restructuring program to combine UPS Freight Services and the UPS Logistics Group into a single business unit (“UPS Supply Chain Solutions”). In connection with this restructuring program, we also recorded certain costs related to the integration of activities between UPS Capital and First International Bank. The program was designed to facilitate business growth, streamline management decision-making, reduce the cost structure, and provide higher levels of service to our customers. Costs of the program included employee severance costs, asset impairments, costs associated with the consolidation of facilities, and other costs directly related to the restructuring program. As of December 31, 2003, the restructuring program was substantially complete.

NOTE 14. INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2004	2003	2002
Current:
U.S. Federal	$1,675	$1,103	$1,208
U.S. State & Local	71	112	148
Non-U.S.	98	86	62

Total Current	1,844	1,301	1,418
Deferred:
U.S. Federal	(155)	181	323
U.S. State & Local	(84)	(11)	14
Non-U.S.	(16)	1	—

Total Deferred	(255)	171	337

Total	$1,589	$1,472	$1,755

Income before income taxes includes income of foreign subsidiaries of $270, $237, and $16 million in 2004, 2003, and 2002, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state & local income taxes (net of federal benefit)	1.2	1.5	2.1
Tax assessment reversal (tax portion)	—	—	(2.8)
Other	(3.9)	(2.8)	0.7

Effective income tax rate	32.3%	33.7%	35.0%

During the third quarter of 2004, we recognized a $99 million reduction of income tax expense related to the favorable settlement of various U.S. federal tax contingency matters with the IRS pertaining to tax years 1985 through 1998, and various state and non-U.S. tax contingency matters.

During the fourth quarter of 2004, we recognized a $109 million reduction of income tax expense primarily related to the favorable resolution of a U.S. state tax contingency matter, improvements in U.S. state and non-U.S. effective tax rates, and the reversal of valuation allowances associated with certain U.S. state & local and non-U.S. net operating loss and credit carryforwards due to sufficient positive evidence that the related subsidiaries will be profitable and generate taxable income before such carryforwards expire.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2003, we recognized a $55 million reduction of income tax expense due to the favorable resolution of several outstanding contingency matters with the IRS. During the third quarter of 2003, we recognized a $22 million credit to income tax expense as a result of a favorable tax court ruling in relation to an outstanding contingency matter with the IRS.

After filing our 2002 state tax returns during the fourth quarter of 2003, we completed a review of the taxability of our operations in various U.S. state taxing jurisdictions and the effects of available state tax credits. As a result of this review, we recorded a decrease of $39 million in the income tax provision in the fourth quarter of 2003. This decrease includes a reduction in our estimated state tax liabilities and the effect of the estimated state income tax effective rate applied to our temporary differences.

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2004	2003
Property, plant and equipment	$2,624	$2,453
Goodwill and intangible assets	428	349
Pension plans	1,481	1,266
Other	167	473

Gross deferred tax liabilities	4,700	4,541

Other postretirement benefits	684	588
Loss carryforwards (non-U.S. and state)	113	117
Insurance reserves	469	347
Vacation pay accrual	145	131
Other	471	673

Gross deferred tax assets	1,882	1,856
Deferred tax assets valuation allowance	(64)	(117)

Net deferred tax assets	1,818	1,739

Net deferred tax liability	2,882	2,802

Current deferred tax asset	(392)	(316)

Long-term liability—see Note 9	$3,274	$3,118

The valuation allowance increased (decreased) by $(53), $25 and $23 million during the years ended December 31, 2004, 2003 and 2002, respectively. We reclassified $719 million from deferred income taxes to other non-current assets as of December 31, 2003. This amount represents various income tax receivable items that had previously been netted against our deferred tax liabilities.

As of December 31, 2004, we have U.S. state & local operating loss and credit carryforwards of approximately $428 million and $25 million, respectively. The operating loss carryforwards expire at varying dates through 2024. The majority of the credit carryforwards may be carried forward indefinitely. We also have non-U.S. loss carryforwards of approximately $874 million as of December 31, 2004, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state loss carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $728 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

We have not changed our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Act”), as enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% U.S. federal tax rate on any repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s Chief Executive Officer and approved by the Company’s Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that qualify for the temporary deduction under the Jobs Act is $500 million.

We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. We are considering repatriating any amount up to $500 million under the Jobs Act. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts we could repatriate. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during the fourth quarter of 2005. We cannot reasonably estimate the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for 2005 at this time.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2004	2003	2002
Numerator:
Net income before the cumulative effect of change in accounting principle	$3,333	$2,898	$3,254

Denominator:
Weighted average shares	1,125	1,125	1,117
Management incentive awards	1	1	1
Deferred compensation obligations	3	2	2

Denominator for basic earnings per share	1,129	1,128	1,120

Effect of dilutive securities:
Management incentive awards	4	4	4
Stock option plans	4	6	10

Denominator for diluted earnings per share	1,137	1,138	1,134

Basic earnings per share before cumulative effect of change in accounting principle	$2.95	$2.57	$2.91

Diluted earnings per share before cumulative effect of change in accounting principle	$2.93	$2.55	$2.87

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted earnings per share for the years ended December 31, 2004, 2003, and 2002 exclude the effect of 2.7, 2.9, and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

NOTE 16. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

We are exposed to market risk, primarily related to foreign exchange rates, commodity prices, equity prices, and interest rates. These exposures are actively monitored by management. To manage the volatility relating to certain of these exposures, we enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices, equity prices, and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Commodity Price Risk Management

We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Additionally, we are exposed to an increase in the prices of other energy products, principally natural gas and electricity. We use a combination of options, swaps, and futures contracts to provide partial protection from rising fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2004 and 2003 was an asset of $101 and $30 million, respectively. We have designated and account for these contracts as cash flow hedges, and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or other occupancy expense when the underlying fuel or energy product being hedged is consumed.

Foreign Currency Exchange Risk Management

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge currency cash flow exposures. As of December 31, 2004 and 2003, the net fair value of the hedging instruments described above was a liability of $(28) and $(48) million, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international revenue when the underlying sales occur.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2004 and 2003 was a liability of $(32) and $(27) million, respectively.

Credit Risk Management

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

Derivatives Not Designated As Hedges

Derivatives not designated as hedges primarily consist of a small portfolio of stock warrants in public and private companies that are held for investment purposes. These warrants are recorded at fair value, and the impact of these warrants on our results was immaterial for 2004, 2003 and 2002.

Income Effects of Derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under FAS 133 whether effective or not, and must therefore be marked to market through income. Both the effective and ineffective portions of gains and losses on hedges are reported in the income statement category related to the hedged exposure. Both the ineffective portion of hedge positions and the elements excluded from the measure of effectiveness were immaterial for 2004, 2003 and 2002.

As of December 31, 2004, $13 million in losses related to cash flow hedges that are currently deferred in OCI are expected to be reclassified to income over the 12 month period ending December 31, 2005. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2004 in connection with forecasted transactions that were no longer considered probable of occurring.

At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions, except those related to cross-currency interest rate swaps on existing financial instruments, was three years. We maintain cross-currency interest rate swaps that extend through 2009.

Fair Value of Financial Instruments

At December 31, 2004 and 2003, our financial instruments included cash and cash equivalents, marketable securities and short-term investments, accounts receivable, finance receivables, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our marketable securities and short-term investments is disclosed in Note 2, finance receivables in Note 3, and debt instruments in Note 8.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. QUARTERLY INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue:
U.S. domestic package	$6,540	$6,020	$6,480	$6,124	$6,494	$6,219	$7,096	$6,659
International package	1,619	1,302	1,613	1,371	1,666	1,370	1,864	1,518
Non-package	760	693	778	731	792	723	880	755

Total revenue	8,919	8,015	8,871	8,226	8,952	8,312	9,840	8,932
Operating profit:
U.S. domestic package	831	704	892	832	857	825	765	911
International package	269	134	272	158	262	176	318	241
Non-package	117	107	146	90	139	146	121	121

Total operating profit	1,217	945	1,310	1,080	1,258	1,147	1,204	1,273
Net income	$759	$611	$818	$692	$890	$739	$866	$856

Earnings per share:
Basic	$0.67	$0.54	$0.73	$0.61	$0.79	$0.66	$0.77	$0.76
Diluted	$0.67	$0.54	$0.72	$0.61	$0.78	$0.65	$0.76	$0.75

First quarter 2003 net income reflects a charge for an impairment of investments ($37 million after-tax, $0.03 per diluted share) and a credit to tax expense upon the resolution of various tax contingencies ($55 million, $0.05 per diluted share). Second quarter 2003 net income was impacted by the gain on the sale of Mail Technologies ($14 million after-tax, $0.01 per diluted share). Third quarter 2003 net income reflects the gain on sale of Aviation Technologies ($15 million after-tax, $0.01 per diluted share) and the credit to tax expense from a favorable ruling on the tax treatment of jet engine maintenance costs ($22 million, $0.02 per diluted share). Fourth quarter 2003 net income was impacted by a gain on the redemption of long-term debt ($18 million after-tax, $0.02 per diluted share) and a credit to income tax expense for a lower effective state tax rate ($39 million, $0.03 per diluted share).

Third quarter 2004 net income includes a credit to tax expense ($99 million, $0.09 per diluted share) related to the resolution of various tax matters. Fourth quarter 2004 net income includes an impairment charge ($70 million after-tax, $0.06 per diluted share) on Boeing 727, 747, and McDonnell Douglas DC-8 aircraft, and related engines and parts, and a charge to pension expense ($40 million after-tax, $0.04 per diluted share) resulting from the consolidation of data collection systems. Fourth quarter 2004 net income also includes credits to income tax expense ($43 million, $0.04 per diluted share) related to various items, including the resolution of certain tax matters, the removal of a portion of the valuation allowances on certain deferred tax assets on net operating loss carryforwards, and an adjustment for identified tax contingency items.

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

(4) Amendment No. 8 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(4) to 1985 Annual Report on Form 10-K).

(5) Amendment No. 9 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(5) to 1985 Annual Report on Form 10-K).

(6) Amendment No. 10 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(a) to 1988 Annual Report on Form 10-K).

(7) Amendment No. 11 to the UPS Retirement Plan (incorporated by reference to Exhibit 19(b) to 1988 Annual Report on Form 10-K).

(8) Amendment No. 12 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b) (8) to 1989 Annual Report on Form 10-K).

(9) Amendment No. 13 to the UPS Retirement Plan (incorporated by Reference to Exhibit 10(b) (9) to 1989 Annual Report on Form 10-K).

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
(19) Amendment No. 23 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(19) to 1998 Annual Report on Form 10-K).

(20) Amendment No. 24 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).

(21) Amendment No. 25 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).

(22) Amendment No. 26 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(22) to 2001 Annual Report on Form 10-K).

(23) Amendment No. 27 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(23) to 2002 Annual Report on Form 10-K).

(24) Amendment No. 28 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(24) to 2002 Annual Report on Form 10-K).

10.3	—	UPS Savings Plan, as Amended and Restated, including Restatement Amendment Nos. 1 through 8 (incorporated by reference to Exhibit 10.3 to 2001 Annual Report on Form 10-K).

†(1) Amendment No. 1 to the UPS Savings Plan.

†(2) Amendment No. 2 to the UPS Savings Plan.

10.4	—	Credit Agreement (364-Day Facility), as amended and restated, dated April 22, 2004 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger, Bank of America, N.A., and Bank One, NA as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004).

10.5	—	Amendment No. 1 to amended and restated Credit Agreement (364-Day Facility) dated December 29, 2003 among United Parcel Service, Inc., the banks, financial institutions and other institutional lenders named therein, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Bank One, NA as Co-Documentation Agents (incorporated by reference to Exhibit 10.5 to 2003 Annual Report on Form 10-K).

10.6	—	Credit Agreement (Five-Year Facility) dated April 24, 2003 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as Arranger, Bank of America, N.A., and Bank One, NA, as Co-Documentation Agents and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003).

10.7	—	Amendment No. 1 to Credit Agreement (Five-Year Facility) dated December 29, 2003 among United Parcel Service, Inc., the banks, financial institutions and other institutional lenders named therein, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Bank One, NA as Co-Documentation Agents (incorporated by reference to Exhibit 10.7 to 2003 Annual Report on Form 10-K).

10.8	—	UPS Excess Coordinating Benefit Plan (incorporated by reference to Exhibit 10.8 to 2003 Annual Report on Form 10-K).

10.9	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to 2003 Annual Report on Form 10-K).

10.10	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).

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

(8) Amendment No. 8 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.10(8) to 2003 Annual Report on Form 10-K).

(9) Amendment No. 9 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.10(9) to 2003 Annual Report on Form 10-K).

10.11	—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

†(1) Form of Non-Qualified Stock Option Award Agreement and Restricted Performance Unit Award Agreement.

10.12	—	UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to 2000 Annual Report on Form 10-K).

†(1) Amendment to the UPS Deferred Compensation Plan.

10.13	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.

10.14	—	Form of United Parcel Service, Inc. Discounted Employee Stock Purchase Plan (incorporated by reference to Appendix B to Definitive Proxy Statement for 2001 Annual Meeting of Shareowners).

†12	—	Ratio of Earnings to Fixed Charges.

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.