Form 10-Q
period 2005-03-31
UNITED PARCEL SERVICE INC
filed 2005-05-10
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005,

or

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

There were 492,333,662 Class A shares, and 621,586,601 Class B shares, with a par value of $0.01 per share, outstanding at May 5, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 (unaudited) and December 31, 2004

(In millions, except per share amounts)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash & cash equivalents	$679	$739
Marketable securities & short-term investments	4,550	4,458
Accounts receivable, net	5,042	5,156
Finance receivables, net	493	524
Income tax receivable	371	371
Deferred income taxes	526	392
Other current assets	938	965

Total Current Assets	12,599	12,605
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $13,744 and $13,505 in 2005 and 2004	14,058	13,973
Prepaid Pension Costs	3,123	3,160
Goodwill and Intangible Assets, Net	1,942	1,924
Other Assets	1,407	1,364

	$33,129	$33,026

Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commercial paper	$840	$1,187
Accounts payable	2,192	2,312
Accrued wages & withholdings	1,478	1,197
Dividends payable	—	315
Income taxes payable	354	79
Other current liabilities	1,581	1,439

Total Current Liabilities	6,445	6,529
Long-Term Debt	3,211	3,261
Accumulated Postretirement Benefit Obligation, Net	1,507	1,470
Deferred Taxes, Credits & Other Liabilities	5,612	5,382
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 500 and 515 in 2005 and 2004	5	5
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 619 and 614 in 2005 and 2004	6	6
Additional paid-in capital	—	417
Retained earnings	16,520	16,192
Accumulated other comprehensive loss	(177)	(236)
Deferred compensation arrangements	159	169

	16,513	16,553
Less: Treasury stock (3 shares in 2005 and 2004)	(159)	(169)

	16,354	16,384

	$33,129	$33,026

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended March 31, 2005 and 2004

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$9,886	$8,919

Operating Expenses:
Compensation and benefits	5,420	5,168
Other	3,081	2,534

	8,501	7,702

Operating Profit	1,385	1,217

Other Income and (Expense):
Investment income (loss)	30	17
Interest expense	(37)	(39)

	(7)	(22)

Income before Income Taxes	1,378	1,195

Income Taxes	496	436

Net Income	$882	$759

Basic Earnings Per Share	$0.78	$0.67

Diluted Earnings Per Share	$0.78	$0.67

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Three Months Ended March 31, 2005 and 2004

(In millions, except per share amounts)

(unaudited)

	2005		2004
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	515	$5	571	$6
Common stock purchases	(5)	—	(3)	—
Stock award plans	1	—	—	—
Common stock issuances	—	—	1	—
Conversions of Class A to Class B common stock	(11)	—	(15)	—

Ending balance	500	5	554	6

Class B Common Stock
Beginning balance	614	6	560	5
Common stock purchases	(6)	—	(2)	—
Conversions of Class A to Class B common stock	11	—	15	—

Ending balance	619	6	573	5

Additional Paid-In Capital
Beginning balance		417		662
Stock award plans		132		38
Common stock purchases		(601)		(379)
Common stock issuances		52		39

Ending balance		—		360

Retained Earnings
Beginning balance		16,192		14,356
Net income		882		759
Dividends ($0.33 and $0.28 per share)		(370)		(316)
Common stock purchases		(184)		—

Ending balance		16,520		14,799

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(127)		(56)
Aggregate adjustment		(12)		(63)

Ending balance		(139)		(119)

Unrealized gain (loss) on marketable securities:
Beginning balance		(5)		14
Current period changes in fair value (net of tax effect of $(4) and $0)		(8)		—
Reclassification to earnings (net of tax effect of $1 and $1)		1		1

Ending balance		(12)		15

Unrealized gain (loss) on cash flow hedges:
Beginning balance		(29)		(72)
Current period changes in fair value (net of tax effect of $44 and $3)		78		6
Reclassification to earnings (net of tax effect of $0 and $5)		—		9

Ending balance		49		(57)

Additional minimum pension liability:
Beginning balance		(75)		(63)
Minimum pension liability adjustment		—		—

Ending balance		(75)		(63)

Ending accumulated other comprehensive income (loss)		(177)		(224)

Deferred Compensation Obligations
Beginning balance		169		136
Common stock held for deferred compensation arrangements		(10)		(7)

Ending balance		159		129

Treasury Stock
Beginning balance	(3)	(169)	(2)	(136)
Common stock held for deferred compensation arrangements	—	10	—	7

Ending balance	(3)	(159)	(2)	(129)

Ending Total Shareowners’ Equity		$16,354		$14,946

Comprehensive Income		$941		$712

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(In millions)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$882	$759
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	398	386
Postretirement benefits	37	63
Deferred taxes, credits and other	(3)	194
Stock award plans	63	154
Other (gains) losses	9	6
Changes in assets and liabilities:
Accounts receivable, net	82	50
Other current assets	30	93
Prepaid pension costs	37	37
Accounts payable	(24)	94
Accrued wages and withholdings	266	165
Income taxes payable	374	36
Other current liabilities	178	68

Net cash from operating activities	2,329	2,105

Cash flows from investing activities:
Capital expenditures	(515)	(519)
Disposals of property, plant and equipment	20	50
Purchases of marketable securities and short-term investments	(948)	(1,822)
Sales and maturities of marketable securities and short-term investments	842	1,086
Net (increase) decrease in finance receivables	45	67
Cash received (paid) for business acquisitions / dispositions	(40)	(65)
Other investing activities	(19)	(26)

Net cash used in investing activities	(615)	(1,229)

Cash flows from financing activities:
Proceeds from borrowings	28	76
Repayments of borrowings	(388)	(58)
Purchases of common stock	(785)	(379)
Issuances of common stock stock purchase plans	46	35
Dividends	(671)	(590)
Other financing activities	(2)	1

Net cash used in financing activities	(1,772)	(915)

Effect of exchange rate changes on cash	(2)	(37)

Net increase (decrease) in cash and cash equivalents	(60)	(76)
Cash and cash equivalents:
Beginning of period	739	1,064

End of period	$679	$988

Cash paid during the period for:
Interest (net of amount capitalized)	$37	$34

Income taxes	$46	$238

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2005, our results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual management incentive award be made in restricted stock units (“RSUs”). The RSUs we anticipate granting in November 2005 under this program are expected to have a five-year vesting period. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. This change has the effect of lowering 2005 expense. As a result, first quarter 2005 expense for our Management Incentive Awards program (reported in ‘compensation and benefits’ expense) decreased $80 million ($51 million after-tax, or $0.05 per diluted share) from first quarter 2004. The other half of the award anticipated to be granted in November 2005 will be in the form of cash or unrestricted shares of Class A common stock and will be fully vested at the time of grant.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003 (in millions, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net income	$882	$759
Add: Stock-based employee compensation expense included in net income, net of tax effects	46	134
Less: Total pro-forma stock-based employee compensation expense, net of tax effects	(52)	(147)

Pro-forma net income	$876	$746

Basic earnings per share
As reported	$0.78	$0.67
Pro forma	$0.78	$0.66

Diluted earnings per share
As reported	$0.78	$0.67
Pro forma	$0.78	$0.65

Note 3. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The SEC recently issued a rule to allow companies to adopt FAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Companies are allowed to apply a modified-prospective method or modified-retrospective method during transition to this new standard. We plan to use the modified-prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R. Although we have not decided when we will adopt this standard, there will be no impact upon adoption, as we will already be expensing all unvested option and restricted stock awards.

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

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”;

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	FASB Statement No. 132(R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106”;

•	FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”;

•	FASB Statement No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”; and

•	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

Note 4. Property, Plant and Equipment

Property plant and equipment as of March 31, 2005 and December 31, 2004 consists of the following (in millions):

	March 31, 2005	December 31, 2004
Vehicles	$3,793	$3,784
Aircraft (including aircraft under capitalized leases)	11,782	11,590
Land	759	760
Buildings	2,222	2,164
Leasehold improvements	2,360	2,347
Plant equipment	4,703	4,641
Technology equipment	1,620	1,596
Equipment under operating lease	62	57
Construction-in-progress	501	539

	27,802	27,478
Less: Accumulated depreciation and amortization	(13,744)	(13,505)

	$14,058	$13,973

Note 5. Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three months ended March 31 (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Service cost	$88	$85	$23	$23
Interest cost	145	132	42	41
Expected return on assets	(222)	(200)	(10)	(9)
Amortization of:
Transition obligation	1	1	—	—
Prior service cost	9	11	(2)	—
Actuarial (gain) loss	17	14	8	8

Net periodic benefit cost	$38	$43	$61	$63

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2005, we contributed $2 and $18 million to our pension and postretirement medical benefit plans, respectively. In the first quarter of 2004, we contributed $16 million to our postretirement medical benefit plans. We expect to contribute $728 and $114 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 6. Business Acquisitions

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

In December 2004, we acquired the Menlo Worldwide Forwarding unit from CNF Inc. for $150 million in cash (net of cash acquired) plus the assumption of $110 million in principal amount of debt and capital lease obligations. Menlo Worldwide Forwarding is a global freight forwarder that provides a full suite of heavy air freight forwarding services, ocean services and international trade management, including customs brokerage. Menlo Worldwide Forwarding is now included as part of our Supply Chain Solutions reporting segment.

We are in the process of finalizing the independent appraisals for certain assets and liabilities to assist management in allocating the Menlo purchase price to the individual assets acquired and liabilities assumed. This may result in adjustments to the carrying values of Menlo’s recorded assets and liabilities, including the amount of any residual value allocated to goodwill. We are also finalizing our plans to exit certain activities of Menlo that will result in additional purchase price adjustments. The preliminary allocation of the purchase price included in the current period balance sheet is based on the current best estimates of management and is subject to revision based on final determination of fair values of acquired assets and assumed liabilities. We anticipate the valuations and other studies will be completed prior to the first anniversary date of the acquisition. No material purchase price adjustments have occurred since December 31, 2004.

In February 2005, we announced our intention to transfer operations currently taking place at the Menlo facility in Dayton, Ohio to other UPS facilities over approximately 12 to 18 months. This action is being taken to remove redundancies between the Menlo and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS facilities in the movement of air freight. We are currently evaluating our plans for this facility, including potential alternate uses or closure. Although our plans for the Dayton facility are not complete, we anticipate incurring costs related to employee severance, lease terminations, fixed asset impairments, and related items. Depending upon the nature of these costs, some of these items could result in charges to expense, while other items could result in adjustments to the purchase price allocation. We are in the process of finalizing our plan for this facility, and therefore the purchase price allocation does not reflect liability accruals or asset impairments that may result from this decision.

In December 2004, we announced an agreement with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sintotrans’ interest in our current joint venture in China. The agreement requires payment of $100 million to Sinotrans in 2005, which can be increased or decreased based on certain contingent factors. The acquisition will be completed in stages throughout 2005. In February 2005, we paid cash of $40 million, and took direct control of operations in five locations. The operations being acquired are reported within our International Package reporting segment from the dates of acquisition, and were not material to our financial condition or results of operations in 2005.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7. Goodwill, Intangibles, and Other Assets

Other assets as of March 31, 2005 and December 31, 2004 consist of the following (in millions):

	March 31, 2005	December 31, 2004
Non-current finance receivables, net of allowance for credit losses	$459	$475
Other non-current assets	948	889

Consolidated	$1,407	$1,364

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2005 and December 31, 2004 (in millions):

	December 31, 2004	Goodwill Acquired	Currency/ Other	March 31, 2005
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	141	25	(1)	165
Supply chain solutions	1,114	2	(8)	1,108

	$1,255	$27	$(9)	$1,273

The goodwill added in the International Package segment resulted from the transaction with Sinotrans, described in Note 6. The goodwill added in the Supply Chain Solutions segment resulted from adjustments to the allocation of the purchase price of Menlo Worldwide Forwarding (see Note 6).

The following is a summary of intangible assets as of March 31, 2005 and December 31, 2004 (in millions):

	Trademarks, Licences, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
March 31, 2005:
Gross carrying amount	$45	$96	$1,296	$4	$1,441
Accumulated amortization	(18)	(19)	(735)	—	$(772)

Net carrying value	$27	$77	$561	$4	$669

December 31, 2004:
Gross carrying amount	$29	$97	$1,249	$4	$1,379
Accumulated amortization	(16)	(18)	(676)	—	(710)

Net carrying value	$13	$79	$573	$4	$669

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of March 31, 2005 and December 31, 2004 consist of the following (in millions):

	March 31, 2005	December 31, 2004
Deferred federal and state income taxes	$3,423	$3,274
Insurance reserves	1,170	1,136
Other credits and non-current liabilities	1,019	972

	$5,612	$5,382

Note 9. Legal Proceedings and Contingencies

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

The IRS had proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1998 tax years. In the third quarter of 2004, we settled all outstanding issues related to each of the tax years 1991 through 1998. In the fourth quarter of 2004, we received a refund of $425 million pertaining to the 1991 through 1998 tax years. We expect to receive the refunds related to the 1985 through 1990 tax years within the next three months.

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

We were named as a defendant in twenty-six now-dismissed lawsuits that sought to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claimed that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive. These actions were all filed after the August 9, 1999 U.S. Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

These twenty-six cases were consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. In addition to the cases in which UPS was named as a

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendant, there also was an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers. That case also was consolidated into the MDL Proceeding.

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

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors.

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

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

Note 10. Segment Information

Beginning with our fiscal year that commenced on January 1, 2005, we have changed our reporting segments to reflect recent changes in our business. Prior to this change, our reporting segments were U.S. Domestic Package, International Package and Non-package. Our reporting segments now are U.S. Domestic Package, International Package and Supply Chain Solutions. Previously reported revenue and operating profit for each segment have been restated to reflect these changes, although the changes did not impact total consolidated revenue or operating profit.

U.S. domestic package operations include the time-definite delivery of letters, documents, and packages throughout the United States. The domestic portion of the former excess value package insurance business has been discontinued and replaced by a declared value product that is managed as part of this segment. Consequently, the revenue and expenses in prior periods associated with the domestic portion of the former

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess value package insurance business have been moved to the U.S. Domestic Package segment for comparative purposes. In addition, intersegment operating profit previously included in the results of our former Non-package segment has been eliminated within the U.S. domestic package segment.

International package operations include the time-definite delivery of letters, documents, and packages to more than 200 countries and territories worldwide, including shipments wholly outside the U.S., as well as shipments with either origin or destination outside the U.S. Our international package reporting segment includes the operations of our Europe, Asia-Pacific, and Americas regions. The international portion of the former excess value package insurance business has been discontinued and replaced by a declared value product that is managed as part of this segment. Consequently, the revenue and expenses in prior periods associated with the international portion of the former excess value package insurance business have been moved to the International Package segment for comparative purposes.

Supply Chain Solutions includes our freight services and logistics operations and other aggregated business units. Our freight services and logistics operations are comprised of our former UPS Freight Services and UPS Logistics Group, including the operations acquired with the purchase of Menlo Worldwide Forwarding. Freight services and logistics includes supply chain design and management, freight distribution and customs brokerage services. Other aggregated business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store), UPS Capital, mail, consulting and professional services.

Segment information for the three months ended March 31, 2005 and 2004 is as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Revenue:
U.S. domestic package	$6,811	$6,625
International package	1,842	1,630
Supply chain solutions	1,233	664

Consolidated	$9,886	$8,919

Operating profit:
U.S. domestic package	$1,028	$912
International package	348	277
Supply chain solutions	9	28

Consolidated	$1,385	$1,217

Note 11. Other Operating Expenses

The major components of other operating expenses for the three months ended March 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Repairs and maintenance	$259	$251
Depreciation and amortization	398	386
Purchased transportation	847	481
Fuel	390	300
Other occupancy	226	209
Other expenses	961	907

Consolidated	$3,081	$2,534

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$882	$759

Denominator:
Weighted-average shares	1,121	1,128
Deferred compensation arrangements	3	2

Denominator for basic earnings per share	1,124	1,130

Effect of dilutive securities:
Contingent shares—
Management incentive awards	—	4
Restricted performance units	1	—
Stock option plans	2	6

Denominator for diluted earnings per share	1,127	1,140

Basic Earnings Per Share	$0.78	$0.67

Diluted Earnings Per Share	$0.78	$0.67

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2005	2004	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,500	$1,481	$19	1.3%
Deferred	764	772	(8)	(1.0)
Ground	4,547	4,372	175	4.0

Total U.S. domestic package	6,811	6,625	186	2.8
International package:
Domestic	358	336	22	6.5
Export	1,366	1,192	174	14.6
Cargo	118	102	16	15.7

Total International package	1,842	1,630	212	13.0
Supply chain solutions:
Freight services and logistics	1,124	563	561	99.6
Other	109	101	8	7.9

Total Supply chain solutions	1,233	664	569	85.7

Consolidated	$9,886	$8,919	$967	10.8%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,146	1,170	(24)	(2.1)%
Deferred	860	894	(34)	(3.8)
Ground	10,464	10,393	71	0.7

Total U.S. domestic package	12,470	12,457	13	0.1
International package:
Domestic	788	811	(23)	(2.8)
Export	564	516	48	9.3

Total International package	1,352	1,327	25	1.9

Consolidated	13,822	13,784	38	0.3%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$20.45	$19.78	$0.67	3.4%
Deferred	13.88	13.49	0.39	2.9
Ground	6.79	6.57	0.22	3.3
Total U.S. domestic package	8.53	8.31	0.22	2.6
International package:
Domestic	7.10	6.47	0.63	9.7
Export	37.84	36.09	1.75	4.8
Total International package	19.92	17.99	1.93	10.7
Consolidated	$9.65	$9.24	$0.41	4.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended March 31,		Change
Operating Segment	2005	2004	$	%
U.S. domestic package	$1,028	$912	$116	12.7%
International package	348	277	71	25.6
Supply chain solutions	9	28	(19)	(67.9)

Consolidated Operating Profit	$1,385	$1,217	$168	13.8%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $186 million, or 2.8%, for the quarter, primarily due to a 2.6% increase in revenue per piece. Domestic volume increased 0.1% for the quarter, with 0.7% growth in ground volume, and declines in air volume. Ground volume growth was hindered by a comparison with a strong 5.2% increase in the first quarter of 2004. Likewise, air volume also faced difficult comparisons with last year, when Next Day Air package volume increased over 7%. Additionally, Next Day Air letter volume was adversely affected by slower mortgage refinancing activity compared with last year.

Ground revenue per piece increased 3.3% primarily due to the impact of a rate increase that took effect in 2005, as well as the implementation of a fuel surcharge on ground products. Next Day Air revenue per piece increased 3.4%, and deferred revenue per piece increased 2.9%, primarily due to the rate increase, an increased fuel surcharge rate in 2005 compared to 2004, and the shift in product mix from letters to packages.

On January 3, 2005, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 2.9% on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and UPS Ground. Other pricing changes include an increase of $0.25 for delivery area surcharge on both residential and commercial services to certain ZIP codes. The residential surcharge increased $0.10 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select.

In January 2005, we modified the fuel surcharge on domestic air services by setting a maximum cap of 9.50%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 9.50% in the first quarter of 2005, as compared with 5.33% in 2004. Additionally, an initial fuel surcharge of 2.00% was applied to UPS Ground services, which fluctuates based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 1.91% in the first quarter of 2005. Total domestic fuel surcharge revenue increased by $157 million in 2005, due to higher jet and diesel fuel prices and the modifications to our fuel surcharges noted above.

U.S. domestic package operating profit increased $116 million, or 12.7%. Operating profit increased by $67 million due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”). Additionally, in 2005 we changed the process we use to estimate packages that we have picked-up but not yet delivered at the end of each quarter. This change impacted our calculation of deferred revenue, which had the effect of reducing domestic package operating profit by $38 million during the quarter. This change is expected to have a minimal impact on the calculation of deferred revenue at year-end and thus on the full-year operating profit.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The remaining increase in operating profit resulted from the revenue growth described previously, controlled growth of operating expenses, and productivity improvements resulting from package flow technology enhancements.

International Package Operations

International package revenue improved $212 million, or 13.0%, for the quarter primarily due to the 9.3% volume growth for our export products and revenue per piece improvements. The improvements in revenue per piece were impacted by rate changes, currency fluctuations, and the fuel surcharge applied to international shipments. Revenue increased $77 million during the quarter due to currency fluctuations, net of hedging activity.

In January 2005, we increased rates 2.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

In January 2005, we modified the fuel surcharge on U.S. export products by setting a maximum cap of 9.5%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $50 million in 2005, due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, led by a 36% increase in Asia, which was driven by a more than 100% increase in China. Asian export volume continues to benefit from our expanding international delivery network, including six additional flights to Shanghai, China that were added in the fourth quarter of 2004. European export volume increased approximately 10%, and was positively influenced by the addition of 10 countries to the European Union. Domestic volume decreased 2.8% for the quarter, largely due to the timing of the Easter holiday in Europe, as well as slower economic growth in Europe and Canada.

Export revenue per piece increased 4.8% for the quarter (1.3% currency-adjusted), due to the rate increases discussed previously and the impact of the fuel surcharge, but was adversely affected by product mix. In total, international average daily package volume increased 1.9% and average revenue per piece increased 10.7% (6.5% currency-adjusted).

The improvement in operating profit for our international package operations was $71 million for the quarter. This increase in operating profit was impacted by the strong export volume growth described previously, and an increase in operating margin through better network utilization. The increase in operating profit was also favorably affected by $40 million due to currency fluctuations (net of hedging activity), and by $9 million due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”). Additionally, in 2005 we changed the process we use to estimate packages that we have picked-up but not yet delivered at the end of each quarter. This change impacted our calculation of deferred revenue, which had the effect of reducing international package operating profit by $12 million during the quarter. This change is expected to have a minimal impact on the calculation of deferred revenue at year-end and thus on the full-year operating profit.

Supply Chain Solutions Operations

Supply chain solutions revenue increased $569 million, or 85.7%, for the quarter. Freight services and logistics revenue increased by $561 million during the quarter largely due to the acquisition of Menlo Worldwide Forwarding, which added $508 million. Freight services and logistics organic revenue growth, which excludes

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

business acquisitions and dispositions, was 9.4% during the quarter. Revenue increased by $12 million during the quarter due to favorable currency fluctuations. Overall growth continues to benefit from the expansion of our supply chain distribution and logistics network throughout the world, especially in Asia, as well as the increase in global trade and the increased outsourcing of manufacturing and distribution.

The other businesses within Supply Chain Solutions, which include our retail franchising business, our mail and consulting services, and our financial business, increased revenue by 7.9% during the quarter. This revenue growth was primarily due to higher franchise and royalty fees at Mail Boxes Etc., primarily due to a higher store base in 2005, and increased revenue at our mail services unit. Revenue growth was slightly lower at our financial business, due to a smaller finance receivables portfolio reflecting asset sales and customer paydowns.

Operating profit for the Supply Chain Solutions segment declined by $19 million, or 67.9%, during the quarter. This decline was largely due to operating losses incurred in the acquired Menlo operations, as well as costs incurred associated with integrating the Menlo business into our existing freight services business. The change in operating profit was favorably affected by $2 million due to currency fluctuations, and by $4 million due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”).

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $799 million, or 10.4%, for the quarter, largely due to the acquisition of Menlo, which added $520 million of operating expenses, or 6.8% to the rate of growth. Operating expenses also increased $47 million due to currency fluctuations in our International Package and Supply Chain Solutions segments.

Compensation and benefits increased by $252 million, or 4.9%, for the quarter, largely due to acquisition of Menlo, and increased health and welfare benefit costs and higher pension expense for our union benefit plans. Menlo added $138 million of compensation and benefits expense in 2005, or 2.7% to the rate of growth. Stock-based and other management incentive compensation expense decreased $73 million, or 33.6%, from 2004, due to a change in our Management Incentive Awards program (discussed further below), which was partially offset by the impact of adopting the measurement provisions of FAS 123 beginning with 2003 stock-based compensation awards.

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual management incentive award be made in restricted stock units (“RSUs”). The RSUs we anticipate granting in November 2005 under this program are expected to have a five-year vesting period. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. This change has the effect of lowering 2005 expense. As a result, first quarter 2005 expense for our Management Incentive Awards program (reported in ‘compensation and benefits’ expense) decreased $80 million ($51 million after-tax, or $0.05 per diluted share) from first quarter 2004. The other half of the award anticipated to be granted in November 2005 will be in the form of cash or unrestricted shares of Class A common stock and will be fully vested at the time of grant.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Other operating expenses increased by $547 million, or 21.6%, for the quarter, largely due to the Menlo acquisition, as well as increases in fuel expense and purchased transportation. The table below provides the overall percentage increase in the other operating expense categories, and the relative proportion of these increases that were due to the Menlo acquisition:

	Total % Increase	Menlo Impact	% Increase without Menlo
Other Operating Expenses:
Repairs and maintenance	3.2%	1.2%	2.0%
Depreciation and amortization	3.1%	1.3%	1.8%
Purchased transportation	76.1%	66.8%	9.3%
Fuel	30.0%	0.6%	29.4%
Other occupancy	8.1%	6.2%	1.9%
Other	6.0%	4.3%	1.7%
Total Other Operating Expenses	21.6%	15.1%	6.5%

The increase in fuel expense for the quarter was impacted by higher prices for jet-A, diesel, and unleaded gasoline as well as higher usage, but was somewhat offset by increased hedging gains. The increase in purchased transportation was primarily due to volume growth in our International Package business, the impact of currency, and higher fuel prices. The increase in repairs and maintenance was largely due to higher expense on vehicle parts and aircraft and engine maintenance. The increase in depreciation and amortization for the quarter was impacted by higher depreciation expense on capitalized software and aircraft airframes, partially offset by a reduction of depreciation expense on aircraft engines that were previously impaired and classified as held for sale. The increased other occupancy expense was largely due to higher rent expense in our Supply Chain Solutions segment. Other expenses were affected by foreign currency transaction losses and higher advertising expense.

Our operating margin, defined as operating profit as a percentage of revenue, increased to 14.0% during the first quarter of 2005 from 13.6% in 2004. The operating margins for our three business segments were as follows:

	Three Months Ended March 31,
Operating Segment	2005	2004
U.S. domestic package	15.1%	13.8%
International package	18.9%	17.0%
Supply chain solutions	0.7%	4.2%

Investment Income/Interest Expense

The increase in investment income of $13 million was primarily due to a higher average balance of interest-earning cash and marketable securities during 2005, as well as higher average yields earned due to increasing short-term interest rates in the United States.

The $2 million decrease in interest expense in 2005 was affected by lower average debt balances outstanding, but partially offset by higher floating rates on variable rate debt and interest rate swaps.

Net Income and Earnings Per Share

Net income for the first quarter of 2005 was $882 million, a 16.2% increase from the $759 million achieved in 2004, resulting in an increase in diluted earnings per share to $0.78 in 2005 from $0.67 in 2004. The increase

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

in net income was largely due to higher operating profit for both our U.S. Domestic and International Package segments. Net income was also favorably impacted by a reduction of our effective tax rate from 36.5% in 2004 to 36.0% in 2005.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $2.329 billion in the first quarter of 2005 from $2.105 billion during 2004, largely due to higher net income and the timing of income tax payments. In the second quarter of 2005, we anticipate the receipt of the tax receivable associated with the 1985-1990 IRS settlement reached previously (see Note 9). During the first quarter of 2005, we contributed $2 and $18 million to our pension and postretirement medical benefit plans, respectively. We expect to contribute $728 million to the pension plans, and $114 million to the postretirement medical benefit plans, over the remainder of the year.

On January 3, 2005, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 2.9% on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and UPS Ground. We also increased rates 2.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes include an increase of $0.25 for delivery area surcharge on both residential and commercial services to certain ZIP codes. The residential surcharge increased $0.10 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select. Additionally, in January 2005 we modified the fuel surcharge on domestic and international air services by setting a maximum cap of 9.5%. A fuel surcharge of 2% was applied to UPS Ground services which fluctuates after January 2005 based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $615 million in the first quarter of 2005 from $1.229 billion during 2004, primarily due to a reduction in purchases of marketable securities and short-term investments. In 2005, we spent $40 million on business acquisitions, representing the first portion of express operations acquired from Sinotrans, compared with $65 million spent in 2004 on the acquisition of the 49% minority interest in Yamato Express Co. (See Note 6). We generated cash of $45 and $67 million in 2005 and 2004, respectively, due to the sales and customer paydowns of finance receivables, primarily in our leasing and asset-based lending businesses.

We had capital expenditures of $515 million in the first quarter of 2005, a small decrease from the $519 million in 2004. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. The nature and amounts of our purchase commitments as of March 31, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $1.772 billion in the first quarter of 2005 from $915 million during 2004, primarily due to increased share repurchases, dividend payments, and repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

In October 2004, the Board of Directors authorized a total of $2.0 billion for future share repurchases. We repurchased a total of 10.3 million shares of Class A and Class B common stock for $785 million in 2005, and 5.4 million shares for $379 million in 2004. As of March 31, 2005, we had $1.032 billion of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.33 per share in 2005 from $0.28 per share in the first quarter of 2004, resulting in an increase in total cash dividends paid to $671 million from $590 million. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

During the first quarter of 2005, we repaid $388 million in debt, primarily consisting of commercial paper and scheduled principal payments on our capitalized lease obligations. Issuances of debt consisted primarily of commercial paper and debt issued upon our investment in certain equity-method real estate partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. Approximately $671 million was outstanding under these programs as of March 31, 2005, with an average interest rate of 2.56%. The entire balance outstanding has been classified as a current liability in our balance sheet.

We maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. No amounts were outstanding under this program at March 31, 2005.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 20, 2006 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of March 31, 2005.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at March 31, 2005, all of which consists of issuances under our UPS Notes program.

The nature and amounts of our principal repayment obligations under our debt, and capital and operating lease agreements as of March 31, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, with the exception of the principal repayments due on our debt obligations decreasing by approximately $344 million attributable to repayments on commercial paper during the first quarter of 2005.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were passed as of March 31, 2005.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Commitments & Contingencies

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

The IRS had proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1998 tax years. In the third quarter of 2004, we settled all outstanding issues related to each of the tax years 1991 through 1998. In the fourth quarter of 2004, we received a refund of $425 million pertaining to the 1991 through 1998 tax years. We expect to receive the refunds related to the 1985 through 1990 tax years within the next three months.

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

We were named as a defendant in twenty-six now-dismissed lawsuits that sought to hold us liable for the collection of premiums for EV insurance in connection with package shipments since 1984. Based on state and federal tort, contract and statutory claims, these cases generally claimed that we failed to remit collected EV premiums to an independent insurer; we failed to provide promised EV insurance; we acted as an insurer without complying with state insurance laws and regulations; and the price for EV insurance was excessive. These actions were all filed after the August 9, 1999 U.S. Tax Court decision, discussed above, which the U.S. Court of Appeals for the Eleventh Circuit later reversed.

These twenty-six cases were consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. In addition to the cases in which UPS was named as a defendant, there also was an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers. That case also was consolidated into the MDL Proceeding.

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

RESULTS OF OPERATIONS—(Continued)

the attorneys’ fees. The ultimate cost to us of the proposed settlement will depend on a number of factors, including how many vouchers settlement class members actually use. We do not believe that this proposed settlement will have a material effect on our financial condition, results of operations, or liquidity.

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors.

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

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The SEC recently issued a rule to allow companies to adopt FAS 123R at the beginning of the next fiscal year that

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

begins after June 15, 2005. Companies are allowed to apply a modified-prospective method or modified-retrospective method during transition to this new standard. We plan to use the modified-prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R. Although we have not decided when we will adopt this new standard, there will be no impact upon adoption, as we will already be expensing all unvested option and restricted stock awards.

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

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. Some of the factors that could cause our actual results to differ materially from the expected results are described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. All this market risk arises in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, equity and commodity forward contracts, options, and swaps.

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2005	December 31, 2004
Energy Derivatives	$192	$101
Currency Derivatives	2	(28)
Interest Rate Derivatives	(32)	(32)

	$162	$41

Our market risks, hedging strategies, and financial instrument positions at March 31, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis” on pages 31-33 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures and internal controls over financial reporting were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 9 to our unaudited consolidated financial statements contained herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the first quarter of 2005 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2005	3.2	$79.33	3.1	$1,569
February 1 – February 28, 2005	4.2	74.36	4.1	1,264
March 1 – March 31, 2005	3.1	75.22	3.1	1,032

Total January 1 – March 31, 2005	10.5	$76.13	10.3	$1,032

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In October 2004, the Board of Directors authorized an increase in our share repurchase program to a total of $2.0 billion. This superceded any previous remaining authorization for share repurchases. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 6.	Exhibits

(A)	Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10.1	—	Credit Agreement (364-Day Facility) dated April 21, 2005 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.2	—	Credit Agreement (5-Year Facility) dated April 21, 2005 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.3	—	Amendment No. 29 to the UPS Retirement Plan.

10.4	—	Amendment No. 3 to the UPS Savings Plan.

10.5	—	Amendment No. 10 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

10.6	—	Amendment No. 27 to the UPS Pension Plan.

10.7	—	Form of Restricted Stock Award Agreement under the United Parcel Service, Inc. Incentive Compensation Plan.

12	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10.1	—	Credit Agreement (364-Day Facility) dated April 21, 2005 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.2	—	Credit Agreement (5-Year Facility) dated April 21, 2005 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.3	—	Amendment No. 29 to the UPS Retirement Plan.

10.4	—	Amendment No. 3 to the UPS Savings Plan.

10.5	—	Amendment No. 10 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

10.6	—	Amendment No. 27 to the UPS Pension Plan.

10.7	—	Form of Restricted Stock Award Agreement under the United Parcel Service, Inc. Incentive Compensation Plan.

12	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ D. SCOTT DAVIS
D. Scott Davis
Senior Vice President, Treasurer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)