Form 10-Q
period 2005-06-30
UNITED PARCEL SERVICE INC
filed 2005-08-09
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005,

or

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

There were 475,304,801 Class A shares, and 631,956,856 Class B shares, with a par value of $0.01 per share, outstanding at August 4, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 (unaudited) and December 31, 2004

(In millions, except per share amounts)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash & cash equivalents	$1,260	$739
Marketable securities & short-term investments	4,244	4,458
Accounts receivable, net	4,887	5,156
Finance receivables, net	472	524
Income tax receivable	—	371
Deferred income taxes	529	392
Other current assets	1,082	965

Total Current Assets	12,474	12,605
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $13,905 and $13,505 in 2005 and 2004	14,154	13,973
Prepaid Pension Costs	3,086	3,160
Goodwill and Intangible Assets, Net	1,965	1,924
Other Assets	1,487	1,364

	$33,166	$33,026

Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commercial paper	$865	$1,187
Accounts payable	2,131	2,312
Accrued wages & withholdings	1,631	1,197
Dividends payable	—	315
Income taxes payable	70	79
Other current liabilities	1,546	1,439

Total Current Liabilities	6,243	6,529
Long-Term Debt	3,258	3,261
Accumulated Postretirement Benefit Obligation, Net	1,549	1,470
Deferred Taxes, Credits & Other Liabilities	5,667	5,382
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 487 and 515 in 2005 and 2004	5	5
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 625 and 614 in 2005 and 2004	6	6
Additional paid-in capital	—	417
Retained earnings	16,604	16,192
Accumulated other comprehensive loss	(166)	(236)
Deferred compensation arrangements	160	169

	16,609	16,553
Less: Treasury stock (3 shares in 2005 and 2004)	(160)	(169)

	16,449	16,384

	$33,166	$33,026

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three and Six Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$10,191	$8,871	$20,077	$17,790

Operating Expenses:
Compensation and benefits	5,416	5,079	10,836	10,247
Other	3,226	2,482	6,307	5,016

	8,642	7,561	17,143	15,263

Operating Profit	1,549	1,310	2,934	2,527

Other Income and (Expense):
Investment income	38	14	68	31
Interest expense	(46)	(35)	(83)	(74)

	(8)	(21)	(15)	(43)

Income before Income Taxes	1,541	1,289	2,919	2,484

Income Taxes	555	471	1,051	907

Net Income	$986	$818	$1,868	$1,577

Basic Earnings Per Share	$0.88	$0.73	$1.67	$1.40

Diluted Earnings Per Share	$0.88	$0.72	$1.66	$1.39

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Six Months Ended June 30, 2005 and 2004

(In millions, except per share amounts)

(unaudited)

	2005		2004
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	515	$5	571	$6
Common stock purchases	(8)	—	(7)	—
Stock award plans	1	—	6	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(22)	—	(26)	(1)

Ending balance	487	5	545	5

Class B Common Stock
Beginning balance	614	6	560	5
Common stock purchases	(11)	—	(3)	—
Conversions of Class A to Class B common stock	22	—	26	1

Ending balance	625	6	583	6

Additional Paid-In Capital
Beginning balance		417		662
Stock award plans		177		114
Common stock purchases		(688)		(745)
Common stock issuances		94		74

Ending balance		—		105

Retained Earnings
Beginning balance		16,192		14,356
Net income		1,868		1,577
Dividends ($0.66 and $0.56 per share)		(739)		(632)
Common stock purchases		(717)		—

Ending balance		16,604		15,301

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(127)		(56)
Aggregate adjustment		(37)		(112)

Ending balance		(164)		(168)

Unrealized gain (loss) on marketable securities:
Beginning balance		(5)		14
Current period changes in fair value (net of tax effect of $(3) and $(2))		(5)		(3)
Reclassification to earnings (net of tax effect of $0 and $0)		1		—

Ending balance		(9)		11

Unrealized gain (loss) on cash flow hedges:
Beginning balance		(29)		(72)
Current period changes in fair value (net of tax effect of $63 and $22)		111		39
Reclassification to earnings (net of tax effect of $0 and $8)		—		15

Ending balance		82		(18)

Additional minimum pension liability:
Beginning balance		(75)		(63)
Minimum pension liability adjustment		—		—

Ending balance		(75)		(63)

Ending accumulated other comprehensive income (loss)		(166)		(238)

Deferred Compensation Obligations
Beginning balance		169		136
Common stock held for deferred compensation arrangements		(9)		32

Ending balance		160		168

Treasury Stock
Beginning balance	(3)	(169)	(2)	(136)
Common stock held for deferred compensation arrangements	—	9	(1)	(32)

Ending balance	(3)	(160)	(3)	(168)

Ending Total Shareowners’ Equity		$16,449		$15,179

Comprehensive Income		$1,938		$1,516

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(In millions)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,868	$1,577
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	801	771
Postretirement benefits	79	101
Deferred taxes, credits and other	(51)	191
Stock award plans	123	312
Other (gains) losses	33	11
Changes in assets and liabilities:
Accounts receivable, net	196	40
Other current assets	418	172
Prepaid pension costs	74	74
Accounts payable	(58)	(24)
Accrued wages and withholdings	406	266
Income taxes payable	47	(113)
Other current liabilities	144	44

Net cash from operating activities	4,080	3,422

Cash flows from investing activities:
Capital expenditures	(1,043)	(989)
Disposals of property, plant and equipment	10	78
Purchases of marketable securities and short-term investments	(3,433)	(3,493)
Sales and maturities of marketable securities and short-term investments	3,637	2,469
Net (increase) decrease in finance receivables	56	158
Cash received (paid) for business acquisitions / dispositions	(92)	(87)
Other investing activities	(24)	(54)

Net cash used in investing activities	(889)	(1,918)

Cash flows from financing activities:
Proceeds from borrowings	216	178
Repayments of borrowings	(513)	(78)
Purchases of common stock	(1,405)	(745)
Issuances of common stock	85	104
Dividends	(1,033)	(903)
Other financing activities	(2)	(29)

Net cash used in financing activities	(2,652)	(1,473)

Effect of exchange rate changes on cash	(18)	(64)

Net increase (decrease) in cash and cash equivalents	521	(33)
Cash and cash equivalents:
Beginning of period	739	1,064

End of period	$1,260	$1,031

Cash paid during the period for:
Interest (net of amount capitalized)	$78	$62

Income taxes	$997	$950

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2005, our results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual management incentive award be made in restricted stock units (“RSUs”). The RSUs we anticipate granting in November 2005 under this program are expected to have a five-year vesting period. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. This change has the effect of lowering 2005 expense. As a result, second quarter 2005 expense for our Management Incentive Awards program (reported in operating expenses under “compensation and benefits”) decreased $90 million ($58 million after-tax, or $0.05 per diluted share) from second quarter 2004. On a year-to-date basis, expense for the Management Incentive Awards program decreased $170 million ($109 million after-tax, or $0.10 per diluted share) in 2005 compared with 2004. The other half of the award anticipated to be granted in November 2005 will be in the form of cash or unrestricted shares of Class A common stock and will be fully vested at the time of grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$986	$818	$1,868	$1,577
Add: Stock-based employee compensation expense included in net income, net of tax effects	48	142	93	276
Less: Total pro-forma stock-based employee compensation expense, net of tax effects	(50)	(154)	(101)	(301)

Pro-forma net income	$984	$806	$1,860	$1,552

Basic earnings per share
As reported	$0.88	$0.73	$1.67	$1.40
Pro forma	$0.88	$0.72	$1.66	$1.38

Diluted earnings per share
As reported	$0.88	$0.72	$1.66	$1.39
Pro forma	$0.88	$0.71	$1.66	$1.36

Note 3. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual reporting period after June 15, 2005, with early adoption encouraged. Companies are allowed to apply a modified-prospective method or modified-retrospective method during transition to this new standard. We plan to use the modified-prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock as of the beginning of the first quarter of adoption of FAS 123R. Although we have not decided when we will adopt this standard, there will be minimal impact upon adoption, as we will already be expensing all unvested option and restricted stock awards.

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

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”;

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	FASB Statement No. 132(R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106”;

•	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

Note 4. Property, Plant and Equipment

Property plant and equipment as of June 30, 2005 and December 31, 2004 consists of the following (in millions):

	June 30, 2005	December 31, 2004
Vehicles	$3,775	$3,784
Aircraft (including aircraft under capitalized leases)	11,877	11,590
Land	775	760
Buildings	2,212	2,164
Leasehold improvements	2,381	2,347
Plant equipment	4,736	4,641
Technology equipment	1,640	1,596
Equipment under operating lease	72	57
Construction-in-progress	591	539

	28,059	27,478
Less: Accumulated depreciation and amortization	(13,905)	(13,505)

	$14,154	$13,973

Note 5. Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,
	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Service cost	$89	$85	$22	$23
Interest cost	145	131	42	41
Expected return on assets	(222)	(200)	(9)	(8)
Amortization of:
Transition obligation	1	2	—	—
Prior service cost	9	10	(2)	—
Actuarial (gain) loss	17	14	8	7

Net periodic benefit cost	$39	$42	$61	$63

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Service cost	$177	$170	$45	$46
Interest cost	290	263	84	82
Expected return on assets	(444)	(400)	(19)	(17)
Amortization of:
Transition obligation	2	3	—	—
Prior service cost	18	21	(4)	—
Actuarial (gain) loss	34	28	16	15

Net periodic benefit cost	$77	$85	$122	$126

During the first six months of 2005, we contributed $3 and $37 million to our pension and postretirement medical benefit plans, respectively. We expect to contribute $726 and $98 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges to expense, while other items could result in adjustments to the purchase price allocation. We are in the process of finalizing our plan for this facility, and therefore the purchase price allocation does not reflect liability accruals or asset impairments that may result from this decision.

In December 2004, we announced an agreement with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sintotrans’ interest in our current joint venture in China. The agreement requires payment of $100 million to Sinotrans in 2005, which can be increased or decreased based on certain contingent factors. The acquisition will be completed in stages throughout 2005. In the first six months of 2005, we have paid cash of $56 million, and have taken direct control of operations in several locations. The operations being acquired are reported within our International Package reporting segment from the dates of acquisition.

In May 2005, we acquired Messenger Service Stolica S.A., one of the leading parcel and express delivery companies in Poland. Stolica offers customers a full suite of domestic delivery services, and had 2004 revenue of approximately $64 million. Stolica’s operating results are included in our International Package reporting segment from the date of acquisition.

In July 2005, we announced an agreement to acquire LYNX Express Ltd. for approximately £56 million ($97 million) in cash. LYNX Express is one of the largest independent parcel carriers in the United Kingdom, with fiscal year 2004 revenue of approximately £170 million ($295 million). LYNX also offers customers a broad suite of logistics and spare parts logistics services. We expect that the transaction will close in the second half of 2005, subject to customary closing conditions.

In August 2005, we acquired Overnite Corporation for approximately $1.25 billion in cash. Overnite offers a variety of less-than-truckload and truckload services to more than 60,000 customers in North America. Overnite reported net income of $63 million in 2004 on revenue of $1.65 billion. The operating results of Overnite will be included within our Supply Chain Solutions reporting segment from the date of acquisition.

Note 7. Goodwill, Intangibles, and Other Assets

Other assets as of June 30, 2005 and December 31, 2004 consist of the following (in millions):

	June 30, 2005	December 31, 2004
Non-current finance receivables, net of allowance for credit losses	$441	$475
Other non-current assets	1,046	889

Consolidated	$1,487	$1,364

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2005 and December 31, 2004 (in millions):

	December 31, 2004	Goodwill Acquired	Currency/ Other	June 30, 2005
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	141	70	(2)	209
Supply chain solutions	1,114	9	(21)	1,102

	$1,255	$79	$(23)	$1,311

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill added in the International Package segment was primarily the result of the transactions with Sinotrans and Stolica, described in Note 6. The goodwill added in the Supply Chain Solutions segment primarily resulted from adjustments to the allocation of the purchase price of Menlo Worldwide Forwarding (see Note 6).

The following is a summary of intangible assets as of June 30, 2005 and December 31, 2004 (in millions):

	Trademarks, Licenses, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
June 30, 2005:
Gross carrying amount	$53	$97	$1,331	$4	$1,485
Accumulated amortization	(23)	(21)	(787)	—	(831)

Net carrying value	$30	$76	$544	$4	$654

December 31, 2004:
Gross carrying amount	$29	$97	$1,249	$4	$1,379
Accumulated amortization	(16)	(18)	(676)	—	(710)

Net carrying value	$13	$79	$573	$4	$669

Note 8. Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of June 30, 2005 and December 31, 2004 consist of the following (in millions):

	June 30, 2005	December 31, 2004
Deferred income taxes	$3,349	$3,274
Insurance reserves	1,210	1,136
Other credits and non-current liabilities	1,108	972

	$5,667	$5,382

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2004, we received a refund of $425 million pertaining to the 1991 through 1998 tax years. In the second quarter of 2005, we received refunds totaling $374 million pertaining to the 1985 through 1990 tax years.

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

Pursuant to the settlement, UPS has provided qualifying settlement class members with vouchers toward the purchase of specified UPS services and will pay the plaintiffs’ attorneys’ fees, the total amount of which still remains to be determined by the court. A number of vouchers have been redeemed and the last of the vouchers issued under the settlement expired in July 2005. Other defendants have contributed to the costs of the settlement, including the attorneys’ fees. The settlement will not have a material effect on our financial condition, results of operations, or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

U.S. domestic package operations include the time-definite delivery of letters, documents, and packages throughout the United States. The domestic portion of the former excess value package insurance business has been discontinued and replaced by a declared value product that is managed as part of this segment. Consequently, the revenue and expenses in prior periods associated with the domestic portion of the former excess value package insurance business have been moved to the U.S. Domestic Package segment for comparative purposes. In addition, intersegment operating profit previously included in the results of our former Non-package segment has been eliminated within the U.S. domestic package segment.

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

Segment information for the three and six months ended June 30, 2005 and 2004 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
U.S. domestic package	$6,942	$6,567	$13,753	$13,192
International package	1,997	1,627	3,839	3,257
Supply chain solutions	1,252	677	2,485	1,341

Consolidated	$10,191	$8,871	$20,077	$17,790

Operating profit:
U.S. domestic package	$1,118	$988	$2,146	$1,900
International package	397	281	745	558
Supply chain solutions	34	41	43	69

Consolidated	$1,549	$1,310	$2,934	$2,527

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Other Operating Expenses

The major components of other operating expenses for the three and six months ended June 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Repairs and maintenance	$271	$253	$530	$504
Depreciation and amortization	403	385	801	771
Purchased transportation	887	474	1,734	955
Fuel	465	320	855	620
Other occupancy	201	170	427	379
Other expenses	999	880	1,960	1,787

Consolidated	$3,226	$2,482	$6,307	$5,016

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$986	$818	$1,868	$1,577

Denominator:
Weighted-average shares outstanding	1,113	1,126	1,117	1,127
Deferred compensation arrangements	3	2	3	2

Denominator for basic earnings per share	1,116	1,128	1,120	1,129

Effect of dilutive securities:
Contingent shares— Management incentive awards	—	5	—	4
Restricted performance units	1	—	1	—
Stock option plans	2	4	2	5

Denominator for diluted earnings per share	1,119	1,137	1,123	1,138

Basic earnings per share	$0.88	$0.73	$1.67	$1.40

Diluted earnings per share	$0.88	$0.72	$1.66	$1.39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2005	2004	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,560	$1,502	$58	3.9%
Deferred	767	743	24	3.2
Ground	4,615	4,322	293	6.8

Total U.S. domestic package	6,942	6,567	375	5.7
International package:
Domestic	381	318	63	19.8
Export	1,492	1,197	295	24.6
Cargo	124	112	12	10.7

Total International package	1,997	1,627	370	22.7
Supply chain solutions:
Freight services and logistics	1,134	568	566	99.6
Other	118	109	9	8.3

Total Supply chain solutions	1,252	677	575	84.9

Consolidated	$10,191	$8,871	$1,320	14.9%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,190	1,181	9	0.8%
Deferred	870	832	38	4.6
Ground	10,592	10,252	340	3.3

Total U.S. domestic package	12,652	12,265	387	3.2
International package:
Domestic	859	784	75	9.6
Export	616	521	95	18.2

Total International package	1,475	1,305	170	13.0

Consolidated	14,127	13,570	557	4.1%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$20.48	$19.87	$0.61	3.1%
Deferred	13.78	13.95	(0.17)	(1.2)
Ground	6.81	6.59	0.22	3.3
Total U.S. domestic package	8.57	8.37	0.20	2.4
International package:
Domestic	6.93	6.34	0.59	9.3
Export	37.84	35.90	1.94	5.4
Total International package	19.84	18.14	1.70	9.4
Consolidated	$9.75	$9.31	$0.44	4.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended June 30,		Change
	2005	2004	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$3,060	$2,983	$77	2.6%
Deferred	1,531	1,515	16	1.1
Ground	9,162	8,694	468	5.4

Total U.S. domestic package	13,753	13,192	561	4.3
International package:
Domestic	739	654	85	13.0
Export	2,858	2,389	469	19.6
Cargo	242	214	28	13.1

Total International package	3,839	3,257	582	17.9
Supply chain solutions:
Freight services and logistics	2,258	1,131	1,127	99.6
Other	227	210	17	8.1

Total Supply chain solutions	2,485	1,341	1,144	85.3

Consolidated	$20,077	$17,790	$2,287	12.9%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,168	1,175	(7)	(0.6)%
Deferred	865	863	2	0.2
Ground	10,528	10,322	206	2.0

Total U.S. domestic package	12,561	12,360	201	1.6
International package:
Domestic	823	797	26	3.3
Export	590	519	71	13.7

Total International package	1,413	1,316	97	7.4

Consolidated	13,974	13,676	298	2.2%

Operating days in period	128	128

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$20.47	$19.83	$0.64	3.2%
Deferred	13.83	13.71	0.12	0.9
Ground	6.80	6.58	0.22	3.3
Total U.S. domestic package	8.55	8.34	0.21	2.5
International package:
Domestic	7.02	6.41	0.61	9.5
Export	37.84	35.96	1.88	5.2
Total International package	19.89	18.06	1.83	10.1
Consolidated	$9.70	$9.27	$0.43	4.6%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended June 30,		Change
Operating Segment	2005	2004	$	%
U.S. domestic package	$1,118	$988	$130	13.2%
International package	397	281	116	41.3
Supply chain solutions	34	41	(7)	(17.1)

Consolidated Operating Profit	$1,549	$1,310	$239	18.2%

	Six Months Ended June 30,		Change
Operating Segment	2005	2004	$	%
U.S. domestic package	$2,146	$1,900	$246	12.9%
International package	745	558	187	33.5
Supply chain solutions	43	69	(26)	(37.7)

Consolidated Operating Profit	$2,934	$2,527	$407	16.1%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $375 million, or 5.7%, for the quarter ($561 million, or 4.3% year-to-date), primarily due to a 3.2% increase in average daily package volume and a 2.4% increase in revenue per piece. Ground volume grew 3.3%, and was positively impacted by a solid U.S. economy and our focus on middle market sales initiatives. Next Day Air volume grew 0.8%, and was hindered by a small decline in letter volume, while deferred volume increased 4.6%.

Ground revenue per piece increased 3.3% for the quarter (3.3% year-to-date) primarily due to the impact of a rate increase that took effect in 2005, as well as the implementation of a fuel surcharge on ground products. Next Day Air revenue per piece increased 3.1% for the quarter, primarily due to the rate increase, an increased fuel surcharge rate in 2005 compared to 2004, and the shift in product mix from letters to packages.

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

In January 2005, we modified the fuel surcharge on domestic air services by setting a maximum cap of 9.50%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 9.50% in the second quarter of 2005 (9.50% year-to-date), as compared with 5.83% (5.60% year-to-date) in 2004. Additionally, an initial fuel surcharge of 2.00% was applied to UPS Ground services, which fluctuates based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 2.42% in the second quarter of 2005 (2.17% year-to-date). Total domestic fuel surcharge revenue increased by $168 million in the second quarter ($325 million year-to-date), due to higher jet and diesel fuel prices and the modifications to our fuel surcharges noted above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

U.S. domestic package operating profit increased $130 million, or 13.2% ($246 million, or 12.9% year-to-date). Operating profit increased by $77 million ($144 million year-to-date) due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”). The remaining increase in operating profit resulted from the revenue growth described previously, as well as controlled growth of operating expenses.

International Package Operations

International package revenue improved $370 million, or 22.7%, for the quarter ($582 million, or 17.9%, year-to-date) primarily due to the 18.2% volume growth for our export products and revenue per piece improvements. The improvements in revenue per piece were impacted by rate changes, currency fluctuations, and the fuel surcharge applied to international shipments. Revenue increased $55 million during the quarter ($132 million year-to-date) due to currency fluctuations, net of hedging activity.

In January 2005, we increased rates 2.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

In January 2005, we modified the fuel surcharge on U.S. export products by setting a maximum cap of 9.50%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $72 million in the second quarter ($122 million year-to-date), due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, led by a 39% increase in Asia, which was driven by an approximate doubling from China. Asian export volume continues to benefit from our expanding international delivery network, including the additional flights from Shanghai, China that were added in the fourth quarter of 2004, and express air service between the U.S. and Guangzhou, China that began in the second quarter of 2005. European export volume increased 17%, while U.S. export volume increased 10%. International domestic volume increased 9.6% for the quarter, due to volume growth in Canada and Europe, which also benefited from the acquisition of Messenger Service Stolica S.A. in Poland during the quarter.

Export revenue per piece increased 5.4% for the quarter (2.2% currency-adjusted), due to the rate increases discussed previously and the impact of the fuel surcharge, but was adversely affected by product mix. In total, international average daily package volume increased 13% and average revenue per piece increased 9.4% (5.6% currency-adjusted).

The improvement in operating profit for our international package operations was $116 million for the quarter, or 41.3% ($187 million, or 33.5%, year-to-date). This increase in operating profit was positively impacted by the strong volume growth described previously, and an increase in operating margin through better network utilization. The increase in operating profit was also favorably affected by $19 million ($59 million year-to-date) due to currency fluctuations (net of hedging activity), and by $10 million ($19 million year-to-date) due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”).

Supply Chain Solutions Operations

Supply chain solutions revenue increased $575 million, or 84.9%, for the quarter ($1.144 billion, or 85.3%, year-to-date). Freight services and logistics revenue increased by $566 million during the quarter ($1.127 billion

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

year-to-date) largely due to the acquisition of Menlo Worldwide Forwarding, which added $502 million ($1.010 billion year-to-date). Freight services and logistics organic revenue growth, which excludes business acquisitions and dispositions, was 11.3% during the quarter (10.3% year-to-date), largely due to strong growth in our air, ocean, and ground freight forwarding operations. Revenue increased by $12 million during the quarter ($24 million year-to-date) due to favorable currency fluctuations. Overall growth continues to benefit from the expansion of our supply chain distribution and logistics network throughout the world, especially in Asia, as well as the increase in global trade and the increased outsourcing of manufacturing and distribution.

The other businesses within Supply Chain Solutions, which include our retail franchising business, our mail and consulting services, and our financial business, increased revenue by 8.3% during the quarter (8.1% year-to-date). This revenue growth was primarily due to increased revenue at our mail services unit.

Operating profit for the Supply Chain Solutions segment declined by $7 million, or 17.1%, for the quarter ($26 million, or 37.7%, year-to-date). This decline was largely due to operating losses incurred in the acquired Menlo operations, as well as costs incurred in integrating the Menlo business into our existing freight services business. The quarterly change in operating profit was favorably affected by $2 million ($4 million year-to-date) due to currency fluctuations, and by $3 million ($7 million year-to-date) due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”).

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $1.081 billion, or 14.3%, for the quarter ($1.880 billion, or 12.3%, year-to-date), largely due to the acquisition of Menlo, which added $510 million of operating expenses for the quarter, or 6.7% to the rate of increase ($1.030 billion year-to-date, or 6.7% to the rate of increase). Operating expenses also increased $46 million for the quarter ($93 million year-to-date) due to currency fluctuations in our International Package and Supply Chain Solutions segments.

Compensation and benefits increased by $337 million, or 6.6%, for the quarter ($589 million, or 5.7%, year-to-date), largely due to the acquisition of Menlo, and increased health and welfare benefit costs and higher pension expense for our union benefit plans. Stock-based and other management incentive compensation expense decreased $80 million, or 35.4%, in the second quarter ($153 million, or 34.5%, year-to-date), due to a change in our Management Incentive Awards program (discussed further below), which was partially offset by the impact of adopting the measurement provisions of FAS 123 beginning with 2003 stock-based compensation awards.

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual management incentive award be made in restricted stock units (“RSUs”). The RSUs we anticipate granting in November 2005 under this program are expected to have a five-year vesting period. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. This change has the effect of lowering 2005 expense. As a result, second quarter 2005 expense for our Management Incentive Awards program (reported in operating expenses under “compensation and benefits”) decreased $90 million ($58 million after-tax, or $0.05 per diluted share) from second quarter 2004. On a year-to-date basis, expense for the Management Incentive Awards program decreased $170 million ($109 million after-tax, or $0.10 per diluted share) in 2005 compared with 2004. The other half of the award anticipated to be granted in November 2005 will be in the form of cash or unrestricted shares of Class A common stock and will be fully vested at the time of grant.

Other operating expenses increased by $744 million, or 30.0%, for the quarter ($1.291 billion, or 25.7%, year-to-date), largely due to the Menlo acquisition, as well as increases in fuel expense and purchased transportation. The 45.3% increase in fuel expense for the quarter was impacted by higher prices for jet-A, diesel,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

and unleaded gasoline as well as higher usage, but was partially mitigated with hedging gains. The 87.1% increase in purchased transportation was primarily due to the Menlo acquisition, but was also influenced by volume growth in our International Package business, the impact of currency, and higher fuel prices. The 7.1% increase in repairs and maintenance was largely due to higher expense on vehicle parts and aircraft and engine maintenance. The 4.7% increase in depreciation and amortization for the quarter was impacted by higher depreciation expense on capitalized software. The 18.2% increase in other occupancy expense was largely due to higher facilities rent expense in our Supply Chain Solutions segment, which was impacted by the Menlo acquisition. Other expenses were affected by foreign currency transaction losses due to a stronger U.S. Dollar.

Our operating margin, defined as operating profit as a percentage of revenue, has increased in 2005 compared with 2004. The operating margins for our three business segments, and our consolidated operating margin, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Segment	2005	2004	2005	2004
U.S. domestic package	16.1%	15.0%	15.6%	14.4%
International package	19.9%	17.3%	19.4%	17.1%
Supply chain solutions	2.7%	6.1%	1.7%	5.1%
Consolidated	15.2%	14.8%	14.6%	14.2%

Investment Income/Interest Expense

The increase in investment income of $24 million during the quarter ($37 million year-to-date) was primarily due to a higher average balance of interest-earning cash and marketable securities during 2005, as well as higher average yields earned due to increasing short-term interest rates in the United States.

The $11 million increase in interest expense during the quarter ($9 million year-to-date) was primarily due to higher floating interest rates on variable rate debt and interest rate swaps.

Net Income and Earnings Per Share

Net income for the second quarter of 2005 was $986 million, a 20.5% increase from the $818 million achieved in 2004, resulting in a 22.2% increase in diluted earnings per share to $0.88 in 2005 from $0.72 in 2004. On a year-to-date basis, net income increased to $1.868 billion ($1.66 per diluted share) in 2005 from $1.577 billion ($1.39 per diluted share) in 2004. The increase in net income for both the second quarter and year-to-date periods was largely due to higher operating profit for both our U.S. Domestic and International Package segments. Net income was also favorably impacted by a reduction of our effective tax rate from 36.5% in 2004 to 36.0% in 2005.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $4.080 billion in the first six months of 2005 from $3.422 billion during 2004, largely due to higher net income and the receipt of a $374 million tax refund associated with the 1985-1990 IRS settlement reached previously (see Note 9). As discussed in Note 5, we expect to contribute $726 million to our pension plans, and $98 million to our postretirement medical benefit plans, over the remainder of 2005.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

On January 3, 2005, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 2.9% on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and UPS Ground. We also increased rates 2.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes include an increase of $0.25 for delivery area surcharge on both residential and commercial services to certain ZIP codes. The residential surcharge increased $0.10 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select. Additionally, in January 2005 we modified the fuel surcharge on domestic and international air services by setting a maximum cap of 9.50%. A fuel surcharge of 2% was applied to UPS Ground services which fluctuates after January 2005 based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $889 million in the first six months of 2005 from $1.918 billion during 2004, primarily due to a reduction in purchases of marketable securities and short-term investments. In 2005, we spent $92 million on business acquisitions, primarily Messenger Service Stolica S.A. in Poland and the express operations of Sinotrans Air Transportation Development Co. Ltd. in China, compared with $87 million spent in 2004, primarily related to the acquisition of the 49% minority interest in Yamato Express Co. in Japan (See Note 6). We generated cash of $56 and $158 million in 2005 and 2004, respectively, due to the sales and customer paydowns of finance receivables, primarily in our leasing and asset-based lending businesses. During the third quarter of 2005, we made a cash payment of $1.25 billion to complete the acquisition of Overnite Corporation.

We had capital expenditures of $1.043 billion in the first six months of 2005, an increase over the $989 million in 2004. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. The nature and amounts of our purchase commitments as of June 30, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $2.652 billion in the first six months of 2005 from $1.473 billion during 2004, primarily due to increased share repurchases, dividend payments, and repayments of debt. In October 2004, the Board of Directors authorized a total of $2.0 billion for future share repurchases. We repurchased a total of 19.0 million shares of Class A and Class B common stock for $1.405 billion in the first six months of 2005, and 10.5 million shares for $745 million in 2004. As of June 30, 2005, we had $413 million of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.33 per share in 2005 from $0.28 per share in 2004, resulting in an increase in total cash dividends paid to $1.033 billion from $903 million. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

During the first six months of 2005, we repaid $513 million in debt, primarily consisting of commercial paper and scheduled principal payments on our capitalized lease obligations. Issuances of debt consisted primarily of commercial paper and debt issued upon our investment in certain equity-method real estate

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $549 million outstanding under these programs as of June 30, 2005, with an average interest rate of 3.14%. The entire balance outstanding has been classified as a current liability in our balance sheet.

We maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. We had the U.S. Dollar equivalent of $150 million outstanding under this program at June 30, 2005, with an average interest rate of 3.00%. These borrowings were primarily denominated in U.S. Dollars and Euros at June 30, 2005.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 20, 2006 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of June 30, 2005.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at June 30, 2005, all of which consists of issuances under our UPS Notes program.

The nature and amounts of our principal repayment obligations under our debt, and capital and operating lease agreements as of June 30, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, with the exception of the principal repayments due on our debt obligations decreasing by approximately $316 million attributable to repayments on commercial paper during the first six months of 2005.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of June 30, 2005.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The IRS had proposed adjustments, unrelated to the EV package insurance matters discussed above, regarding the allowance of deductions and certain losses, the characterization of expenses as capital rather than ordinary, the treatment of certain income, and our entitlement to tax credits in the 1985 through 1998 tax years. In the third quarter of 2004, we settled all outstanding issues related to each of the tax years 1991 through 1998. In the fourth quarter of 2004, we received a refund of $425 million pertaining to the 1991 through 1998 tax years. In the second quarter of 2005, we received refunds totaling $374 million pertaining to the 1985 through 1990 tax years.

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

Pursuant to the settlement, UPS has provided qualifying settlement class members with vouchers toward the purchase of specified UPS services and will pay the plaintiffs’ attorneys’ fees, the total amount of which still remains to be determined by the court. A number of vouchers have been redeemed and the last of the vouchers issued under the settlement expired in July 2005. Other defendants have contributed to the costs of the settlement, including the attorneys’ fees. The settlement will not have a material effect on our financial condition, results of operations, or liquidity.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual reporting period ending after June 15, 2005, with early adoption encouraged. Companies are allowed to apply a modified-prospective method or modified-retrospective method during the transition to this new standard. We plan to use the modified-prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock as of the beginning of the first quarter of adoption of FAS 123R. Although we have not decided when we will adopt this new standard, there will be minimal impact upon adoption as we will already be expensing all unvested option and restricted stock awards.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2005	December 31, 2004
Energy Derivatives	$216	$101
Currency Derivatives	43	(28)
Interest Rate Derivatives	14	(32)

	$273	$41

Our market risks, hedging strategies, and financial instrument positions at June 30, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2005 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2005	3.1	$70.61	3.1	$816
May 1 – May 31, 2005	2.0	72.66	1.9	677
June 1 – June 30, 2005	3.8	71.02	3.7	413

Total April 1 – June 30, 2005	8.9	$71.24	8.7	$413

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Our annual meeting of shareowners was held on May 5, 2005.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for director as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1. The results of the voting by the shareowners for directors are presented below.

Director	Number of Votes		Percent of Total Voting

John J. Beystehner	For Withheld	3,102,573,918 132,138,881	95.91 4.09	% %

Michael L. Eskew	For Withheld	3,097,388,369 137,324,430	95.75 4.25	% %

James P. Kelly	For Withheld	3,127,885,003 106,827,796	96.70 3.30	% %

Ann M. Livermore	For Withheld	3,060,139,943 174,572,856	94.60 5.40	% %

Gary E. MacDougal	For Withheld	3,120,413,353 114,299,446	96.47 3.53	% %

Victor A. Pelson	For Withheld	3,131,589,767 103,123,032	96.81 3.19	% %

Lea N. Soupata	For Withheld	2,972,823,558 261,889,241	91.90 8.10	% %

John W. Thompson	For Withheld	3,095,066,857 139,645,942	95.68 4.32	% %

Carol B. Tomé	For Withheld	3,122,705,862 112,006,937	96.54 3.46	% %

Ben Verwaayan	For Withheld	3,127,044,093 107,668,706	96.67 3.33	% %

2. The proposal and the results of the voting by the shareowners for ratification of our appointment of independent auditors are presented below.

	Number of Votes		Percent of Total Voting
To ratify the appointment of Deloitte & Touche LLP, independent auditors, as auditors of UPS and its subsidiaries for the year ending December 31, 2005	For Against Abstain	3,160,365,478 50,172,519 24,174,802	97.70 1.55 0.75	% % %

Item 6.	Exhibits

(A)	Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

12	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

12	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ D. SCOTT DAVIS
D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)