Form 10-Q
period 2005-09-30
UNITED PARCEL SERVICE INC
filed 2005-11-09
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005,

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 467,722,304 Class A shares, and 635,827,117 Class B shares, with a par value of $0.01 per share, outstanding at November 2, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 (unaudited) and December 31, 2004

(In millions, except per share amounts)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash & cash equivalents	$1,708	$739
Marketable securities & short-term investments	2,198	4,458
Accounts receivable, net	5,446	5,156
Finance receivables, net	500	524
Income tax receivable	—	371
Deferred income taxes	571	392
Other current assets	1,010	965

Total Current Assets	11,433	12,605
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $14,106 and $13,505 in 2005 and 2004	14,889	13,973
Prepaid Pension Costs	3,884	3,160
Goodwill and Intangible Assets, Net	3,129	1,924
Other Assets	1,744	1,364

	$35,079	$33,026

Liabilities & Shareowners’ Equity
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,850	$1,187
Accounts payable	2,374	2,312
Accrued wages & withholdings	1,681	1,197
Dividends payable	—	315
Other current liabilities	1,964	1,518

Total Current Liabilities	7,869	6,529
Long-Term Debt	3,182	3,261
Accumulated Postretirement Benefit Obligation, Net	1,606	1,470
Deferred Taxes, Credits & Other Liabilities	5,805	5,382
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 472 and 515 in 2005 and 2004	5	5
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 633 and 614 in 2005 and 2004	6	6
Additional paid-in capital	—	417
Retained earnings	16,734	16,192
Accumulated other comprehensive loss	(128)	(236)
Deferred compensation arrangements	161	169

	16,778	16,553
Less: Treasury stock (3 shares in 2005 and 2004)	(161)	(169)

	16,617	16,384

	$35,079	$33,026

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three and Nine Months Ended September 30, 2005 and 2004

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$10,550	$8,952	$30,627	$26,742

Operating Expenses:
Compensation and benefits	5,626	5,139	16,462	15,386
Other	3,426	2,555	9,733	7,571

	9,052	7,694	26,195	22,957

Operating Profit	1,498	1,258	4,432	3,785

Other Income and (Expense):
Investment income	28	26	96	57
Interest expense	(37)	(38)	(120)	(112)

	(9)	(12)	(24)	(55)

Income before Income Taxes	1,489	1,246	4,408	3,730

Income Taxes	536	356	1,587	1,263

Net Income	$953	$890	$2,821	$2,467

Basic Earnings Per Share	$0.86	$0.79	$2.53	$2.19

Diluted Earnings Per Share	$0.86	$0.78	$2.52	$2.17

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

Nine Months Ended September 30, 2005 and 2004

(In millions, except per share amounts)

(unaudited)

	2005		2004
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Beginning balance	515	$5	571	$6
Common stock purchases	(12)	—	(10)	—
Stock award plans	1	—	6	—
Common stock issuances	2	—	2	—
Conversions of Class A to Class B common stock	(34)	—	(40)	(1)

Ending balance	472	5	529	5

Class B Common Stock
Beginning balance	614	6	560	5
Common stock purchases	(15)	—	(5)	—
Conversions of Class A to Class B common stock	34	—	40	1

Ending balance	633	6	595	6

Additional Paid-In Capital
Beginning balance		417		662
Stock award plans		228		152
Common stock purchases		(780)		(930)
Common stock issuances		135		116

Ending balance		—		—

Retained Earnings
Beginning balance		16,192		14,356
Net income		2,821		2,467
Dividends ($0.99 and $0.84 per share)		(1,105)		(162)
Common stock purchases		(1,174)		(948)

Ending balance		16,734		15,713

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Beginning balance		(127)		(56)
Aggregate adjustment		(19)		(117)

Ending balance		(146)		(173)

Unrealized gain (loss) on marketable securities:
Beginning balance		(5)		14
Current period changes in fair value (net of tax effect of $(3) and $(3))		(5)		(5)
Reclassification to earnings (net of tax effect of $1 and $(1))		2		(1)

Ending balance		(8)		8

Unrealized gain (loss) on cash flow hedges:
Beginning balance		(29)		(72)
Current period changes in fair value (net of tax effect of $79 and $37)		141		64
Reclassification to earnings (net of tax effect of $(6) and $7)		(11)		12

Ending balance		101		4

Additional minimum pension liability:
Beginning balance		(75)		(63)
Minimum pension liability adjustment		—		(13)

Ending balance		(75)		(76)

Ending accumulated other comprehensive income (loss)		(128)		(237)

Deferred Compensation Obligations
Beginning balance		169		136
Common stock held for deferred compensation arrangements		(8)		33

Ending balance		161		169

Treasury Stock
Beginning balance	(3)	(169)	(2)	(136)
Common stock held for deferred compensation arrangements	—	8	(1)	(33)

Ending balance	(3)	(161)	(3)	(169)

Ending Total Shareowners’ Equity		$16,617		$15,487

Comprehensive Income		$2,929		$2,407

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,821	$2,467
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,213	1,154
Postretirement benefits	61	88
Deferred taxes, credits and other	(73)	213
Stock award plans	185	459
Other (gains) losses	23	17
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(123)	(188)
Other current assets	372	188
Prepaid pension costs	(724)	(337)
Accounts payable	88	(20)
Accrued wages and withholdings	394	364
Income taxes payable	33	(81)
Other current liabilities	281	70

Net cash from operating activities	4,551	4,394

Cash flows from investing activities:
Capital expenditures	(1,610)	(1,513)
Disposals of property, plant and equipment	18	75
Purchases of marketable securities and short-term investments	(5,645)	(4,814)
Sales and maturities of marketable securities and short-term investments	7,866	3,783
Net (increase) decrease in finance receivables	77	242
Cash received (paid) for business acquisitions / dispositions	(1,463)	(78)
Other investing activities	(141)	(52)

Net cash used in investing activities	(898)	(2,357)

Cash flows from financing activities:
Proceeds from borrowings	815	82
Repayments of borrowings	(263)	(236)
Purchases of common stock	(1,954)	(1,092)
Issuances of common stock	125	139
Dividends	(1,392)	(1,209)
Other financing activities	(2)	(29)

Net cash used in financing activities	(2,671)	(2,345)

Effect of exchange rate changes on cash	(13)	(96)

Net increase (decrease) in cash and cash equivalents	969	(404)
Cash and cash equivalents:
Beginning of period	739	1,064

End of period	$1,708	$660

Cash paid during the period for:
Interest (net of amount capitalized)	$123	$95

Income taxes	$2,254	$1,386

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2005, our results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual management incentive award be made in restricted stock units (“RSUs”). The RSUs we anticipate granting in November 2005 under this program are expected to have a five-year vesting period. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. This change has the effect of lowering 2005 expense. As a result, third quarter 2005 expense for our Management Incentive Awards program (reported in operating expenses under “compensation and benefits”) decreased $88 million ($56 million after-tax, or $.05 per diluted share) from third quarter 2004. On a year-to-date basis, expense for the Management Incentive Awards program decreased $258 million ($165 million after-tax, or $.15 per diluted share) in 2005 compared with 2004. The other half of the award anticipated to be granted in November 2005 will be in the form of cash or unrestricted shares of Class A common stock and will be fully vested at the time of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$953	$890	$2,821	$2,467
Add: Stock-based employee compensation expense included in net income, net of tax effects	51	142	144	424
Less: Total pro-forma stock-based employee compensation expense, net of tax effects	(51)	(148)	(152)	(448)

Pro-forma net income	$953	$884	$2,813	$2,443

Basic earnings per share
As reported	$0.86	$0.79	$2.53	$2.19
Pro forma	$0.86	$0.79	$2.52	$2.17

Diluted earnings per share
As reported	$0.86	$0.78	$2.52	$2.17
Pro forma	$0.86	$0.78	$2.51	$2.15

Note 3. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual reporting period after June 15, 2005, with early adoption encouraged. Companies are allowed to apply a modified-prospective method or modified-retrospective method during transition to this new standard. We plan to use the modified-prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock as of the beginning of the first quarter of adoption of FAS 123R. We expect to adopt the standard effective January 1, 2006. We anticipate that there will be minimal impact upon adoption, as we will already be expensing all unvested option and restricted stock awards under FAS 123.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, we do not expect the impact to be material. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”;

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	FASB Statement No. 132(R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106”; and

•	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

Note 4. Marketable Securities and Short-Term Investments

The following is a summary of marketable securities and short-term investments at September 30, 2005 and December 31, 2004 (in millions):

September 30, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agency securities	$417	$1	$4	$414
U.S. mortgage & asset-backed securities	363	—	4	359
U.S. corporate securities	416	—	4	412
U.S. state and local municipal securities	267	—	—	267
Other debt securities	3	—	—	3

Total debt securities	1,466	1	12	1,455
Common equity securities	45	10	—	55
Preferred equity securities	705	—	17	688

Current marketable securities & short-term investments	$2,216	$11	$29	$2,198

Non-current common equity securities	21	7	—	28

Total marketable securities & short-term investments	$2,237	$18	$29	$2,226

December 31, 2004	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government & agency securities	$269	$1	$1	$269
U.S. mortgage & asset-backed securities	1,042	1	1	1,042
U.S. corporate securities	446	1	1	446
U.S. state and local municipal securities	1,098	—	—	1,098
Other debt securities	2	—	—	2

Total debt securities	2,857	3	3	2,857
Common equity securities	63	14	—	77
Preferred equity securities	1,546	—	22	1,524

Current marketable securities & short-term investments	$4,466	$17	$25	$4,458

Non-current common equity securities	—	—	—	—

Total marketable securities & short-term investments	$4,466	$17	$25	$4,458

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of marketable securities and short-term investments at September 30, 2005, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$120	$119
Due after one year through three years	650	643
Due after three years through five years	85	84
Due after five years	611	609

	1,466	1,455
Equity securities	771	771

	$2,237	$2,226

Note 5. Property, Plant and Equipment

Property plant and equipment as of September 30, 2005 and December 31, 2004 consists of the following (in millions):

	September 30, 2005	December 31, 2004
Vehicles	$4,094	$3,784
Aircraft (including aircraft under capitalized leases)	12,159	11,590
Land	895	760
Buildings	2,356	2,164
Leasehold improvements	2,345	2,347
Plant equipment	4,833	4,641
Technology equipment	1,668	1,596
Equipment under operating lease	77	57
Construction-in-progress	568	539

	28,995	27,478
Less: Accumulated depreciation and amortization	(14,106)	(13,505)

	$14,889	$13,973

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,
	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Service cost	$88	$85	$23	$22
Interest cost	146	132	42	41
Expected return on assets	(222)	(199)	(10)	(9)
Amortization of:
Transition obligation	—	1	—	—
Prior service cost	10	10	(1)	—
Actuarial (gain) loss	17	14	7	8

Net periodic benefit cost	$39	$43	$61	$62

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Service cost	$265	$255	$68	$68
Interest cost	436	395	126	123
Expected return on assets	(666)	(599)	(29)	(26)
Amortization of:
Transition obligation	2	4	—	—
Prior service cost	28	31	(5)	—
Actuarial (gain) loss	51	42	23	23

Net periodic benefit cost	$116	$128	$183	$188

During the first nine months of 2005, we contributed $840 and $116 million to our pension and postretirement medical benefit plans, respectively. We expect to contribute $2 and $18 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Business Acquisitions

In March 2004, we acquired the remaining 49% minority interest in UPS Yamato Express Co., which was previously a joint venture with Yamato Transport Co. in Japan, for $65 million in cash. UPS Yamato Express provides express package delivery services in Japan. Upon the close of the acquisition, UPS Yamato Express became a wholly-owned subsidiary of UPS, and is included in our International package reporting segment. The acquisition had no material effect on our financial condition or results of operations.

In December 2004, we acquired the Menlo Worldwide Forwarding unit from CNF Inc. for $150 million in cash (net of cash acquired) plus the assumption of $110 million in principal amount of debt and capital lease obligations. Menlo Worldwide Forwarding is a global freight forwarder that provides a full suite of heavy air freight forwarding services, ocean services and international trade management, including customs brokerage. Menlo Worldwide Forwarding is now included as part of our Supply chain and freight reporting segment.

In December 2004, we announced an agreement with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sintotrans’ interest in our current joint venture in China. The agreement requires payment of $100 million to Sinotrans in 2005 and 2006, which can be increased or decreased based on certain contingent factors. As of September 30, 2005, we have paid cash of $56 million, and have taken direct control of operations in all 23 locations. The operations being acquired are reported within our International package reporting segment from the dates of acquisition.

In May 2005, we acquired Messenger Service Stolica S.A. (“Stolica”), one of the leading parcel and express delivery companies in Poland. Stolica offers customers a full suite of domestic delivery services, and had 2004 revenue of approximately $64 million. Stolica’s operating results are included in our International package reporting segment from the date of acquisition.

In August 2005, we acquired Overnite Corporation (“Overnite”) for approximately $1.25 billion in cash. Overnite offers a variety of less-than-truckload and truckload services to more than 60,000 customers in North America. Overnite reported net income of $63 million in 2004 on revenue of $1.65 billion. The operating results of Overnite are included in our Supply chain and freight reporting segment from the date of acquisition.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2005, we acquired Lynx Express Ltd. (“Lynx”) for approximately £58 million in cash and assumed debt. Lynx Express is one of the largest independent parcel carriers in the United Kingdom, with fiscal year 2004 revenue of approximately £170 million ($295 million). Lynx also offers customers a broad suite of logistics and spare parts logistics services. The operating results of Lynx are included in our International Package reporting segment from the date of acquisition.

The preliminary allocation of the total purchase price of the acquisitions discussed above, and other smaller acquisitions, resulted in the following condensed balance sheet of assets acquired and liabilities assumed in 2005 (in millions):

	Assets		Liabilities
Cash and marketable securities	$25	Accounts payable	$(78)
Accounts receivable	256	Accrued wages and withholdings	(46)
Other current assets	57	Other current liabilities	(97)
Property, plant, and equipment	573	Current and long-term debt	(126)
Goodwill and intangible assets Other assets	1,029 4	Deferred taxes, credits and other liabilities	(34)
		Accumulated postretirement benefit obligation	(75)

	$1,944		$(456)

Note 8. Goodwill, Intangibles, and Other Assets

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2005 and December 31, 2004 (in millions):

	December 31, 2004	Goodwill Acquired	Currency/ Other	September 30, 2005
Goodwill by Segment:
U.S. domestic package	$—	$—	$—	$—
International package	141	116	9	266
Supply chain and freight	1,114	1,122	(19)	2,217

	$1,255	$1,238	$(10)	$2,483

The goodwill added in the International package segment was primarily the result of the acquisition transactions with Sinotrans, Stolica, and Lynx. The goodwill added in the Supply chain and freight segment primarily resulted from the acquisition of Overnite Corp., and the exit plans and other adjustments to the allocation of the purchase price of Menlo Worldwide Forwarding (See Note 14). These acquisition transactions are described in more detail in Note 7.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of intangible assets as of September 30, 2005 and December 31, 2004 (in millions):

	Trademarks, Licenses, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
September 30, 2005:
Gross carrying amount	$70	$104	$1,373	$4	$1,551
Accumulated amortization	(26)	(22)	(857)	—	(905)

Net carrying value	$44	$82	$516	$4	$646

December 31, 2004:
Gross carrying amount	$29	$97	$1,249	$4	$1,379
Accumulated amortization	(16)	(18)	(676)	—	(710)

Net carrying value	$13	$79	$573	$4	$669

Other assets as of September 30, 2005 and December 31, 2004 consist of the following (in millions):

	September 30, 2005	December 31, 2004
Non-current finance receivables, net of allowance for credit losses	$428	$475
Other non-current assets	1,316	889

Consolidated	$1,744	$1,364

Note 9. Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of September 30, 2005 and December 31, 2004 consist of the following (in millions):

	September 30, 2005	December 31, 2004
Deferred income taxes	$3,285	$3,274
Insurance reserves	1,251	1,136
Other credits and non-current liabilities	1,269	972

	$5,805	$5,382

Note 10. Legal Proceedings, Contingencies and Commitments

We were named as a defendant in twenty-six now-dismissed lawsuits that sought to hold us liable for the collection of premiums for reinsured excess value (“EV”) insurance in connection with package shipments since 1984. These actions were all filed after an August 9, 1999 U.S. Tax Court decision that the U.S. Court of Appeals for the Eleventh Circuit later reversed. These twenty-six cases were consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. In addition to the cases in which UPS was named as a defendant, there also was an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers. That case also was consolidated into the MDL Proceeding.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the settlement, UPS provided qualifying settlement class members with vouchers toward the purchase of specified UPS services and agreed to pay the plaintiffs’ attorneys’ fees and costs. Other defendants contributed to the costs of the litigation and settlement. The vouchers expired in July 2005 and the value of services for which vouchers were redeemed totaled $5 million. On November 2, 2005, the court issued an order awarding plaintiffs’ counsel fees and costs in the total amount of $3 million. The settlement did not have a material effect on our financial condition, results of operations, or liquidity.

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

We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. During 2005, we have placed orders for eleven Boeing MD-11 aircraft and eight Boeing 747-400 aircraft. We have also entered into other commitments associated with construction projects and vehicle purchases. As of September 30, 2005, the aggregate amounts expected to be spent for purchase commitments were as follows (in millions): 2006 - $942; 2007 - $805; 2008 - $1,016; 2009 - $805; 2010 - $705; after 2010 - $1,045.

Note 11. Segment Information

Beginning with our fiscal year that commenced on January 1, 2005, we have changed our reporting segments to reflect recent changes in our business. Prior to this change, our reporting segments were U.S. domestic package, International package and Non-package. Our reporting segments now are U.S. domestic package, International package and Supply chain and freight. Previously reported revenue and operating profit for each segment have been restated to reflect these changes, although the changes did not impact total consolidated revenue or operating profit.

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

International package operations include the time-definite delivery of letters, documents, and packages to more than 200 countries and territories worldwide, including shipments wholly outside the U.S., as well as shipments with either origin or destination outside the U.S. Our international package reporting segment includes the operations of our Europe, Asia, and Americas regions. The international portion of the former excess value package insurance business has been discontinued and replaced by a declared value product that is managed as part of this segment. Consequently, the revenue and expenses in prior periods associated with the international portion of the former excess value package insurance business have been moved to the International Package segment for comparative purposes.

Supply Chain and Freight includes our freight services and logistics operations, the operations of Overnite Corp. (acquired August 2005), and other aggregated business units. Our freight services and logistics operations are comprised of our former UPS Freight Services and UPS Logistics Group, including the operations acquired with the purchase of Menlo Worldwide Forwarding (now collectively known as UPS Supply Chain Solutions). Freight services and logistics includes supply chain design and management, freight distribution and customs brokerage services. Overnite Corp. offers a variety of less-than-truckload (LTL) and truckload services to customers in North America. Other aggregated business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store), UPS Capital, mail, consulting and professional services.

Segment information for the three and nine months ended September 30, 2005 and 2004 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
U.S. domestic package	$7,033	$6,581	$20,786	$19,773
International package	1,918	1,675	5,757	4,932
Supply chain and freight	1,599	696	4,084	2,037

Consolidated	$10,550	$8,952	$30,627	$26,742

Operating profit:
U.S. domestic package	$1,110	$941	$3,256	$2,841
International package	318	266	1,063	824
Supply chain and freight	70	51	113	120

Consolidated	$1,498	$1,258	$4,432	$3,785

Segment assets as of September 30, 2005 and December 31, 2004 is as follows (in millions):

	September 30,	December 31,
	2005	2004
U.S. domestic package	$20,129	$18,882
International package	5,267	4,728
Supply chain and freight	6,813	4,878
Unallocated	2,870	4,538

Consolidated	$35,079	$33,026

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Other Operating Expenses

The major components of other operating expenses for the three and nine months ended September 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Repairs and maintenance	$277	$249	$807	$753
Depreciation and amortization	412	383	1,213	1,154
Purchased transportation	1,020	489	2,754	1,444
Fuel	552	350	1,407	970
Other occupancy	209	173	636	552
Other expenses	956	911	2,916	2,698

Consolidated	$3,426	$2,555	$9,733	$7,571

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$953	$890	$2,821	$2,467

Denominator:
Weighted-average shares outstanding	1,106	1,123	1,113	1,125
Deferred compensation arrangements	3	3	3	3

Denominator for basic earnings per share	1,109	1,126	1,116	1,128

Effect of dilutive securities:
Contingent shares—Management incentive awards	—	6	1	5
Restricted performance units	1	—	1	—
Stock option plans	2	3	2	4

Denominator for diluted earnings per share	1,112	1,135	1,120	1,137

Basic earnings per share	$0.86	$0.79	$2.53	$2.19

Diluted earnings per share	$0.86	$0.78	$2.52	$2.17

Note 14. Menlo Restructuring Program and Related Expenses

In February 2005, we announced our intention to transfer operations currently taking place at the Menlo facility in Dayton, Ohio to other UPS facilities over approximately 12 to 18 months. This action is being taken to remove redundancies between the Menlo and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS facilities in the movement of air freight. During the third quarter of 2005, we finalized our plans to exit the Dayton facility, as well as various other Menlo facilities, and accrued certain costs related to employee severance, lease terminations, and related items. As part of this program, the recorded value of the Dayton facility was reduced to its fair market value as of the date of acquisition. These accrued costs, and related reductions in the fair value of recorded assets, resulted in an adjustment to the amount of goodwill initially recorded in the Menlo acquisition.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total cost of the program is estimated at $331 million, of which $243 million resulted in an adjustment of the purchase price allocation of Menlo. The remaining $88 million of the total program cost relates to integration activities, such as employee relocations, the moving of inventory and fixed assets, and the consolidation of information systems, and will therefore be expensed as incurred. The program will be completed by the end of 2006.

Set forth below is a summary of activity related to the restructuring program and resulting liability for the nine months ended September 30, 2005 (in millions):

	Employee Severance	Asset Impairment	Facility Consolidation	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—	$—
Costs accrued	35	68	95	45	243
Cash spent	(5)	—	(1)	—	(6)
Charges against assets	—	(68)	—	—	(68)

Balance at September 30, 2005	$30	$—	$94	$45	$169

Employee Severance

Employee severance costs relate to severance packages for approximately 550 people. The packages are involuntary and are formula-driven based on salary levels and past service. The current and planned separations span the entire business unit, including the operations, information technology, finance, and business development functions.

Asset Impairment

Asset impairment charges result from establishing new carrying values for assets that have been or will be abandoned. Impaired assets consist primarily of the Menlo facility in Dayton, Ohio, which we plan to close by June 2006. Other impaired assets include Menlo capitalized software that is redundant with existing UPS software, and will thus no longer be used.

Facility Consolidation

Facility consolidation costs are associated with terminating operating leases on offices, warehouses, and other Menlo facilities.

Other Costs

Other costs consist primarily of costs associated with the termination of certain Menlo legal entities and joint ventures, as well as environmental remediation costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2005	2004	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$1,605	$1,493	$112	7.5%
Deferred	758	739	19	2.6
Ground	4,670	4,349	321	7.4

Total U.S. domestic package	7,033	6,581	452	6.9
International package:
Domestic	375	326	49	15.0
Export	1,408	1,229	179	14.6
Cargo	135	120	15	12.5

Total International package	1,918	1,675	243	14.5
Supply chain and freight:
Freight services and logistics	1,174	591	583	98.6
Overnite	314	—	314	N/A
Other	111	105	6	5.7

Total Supply chain and freight	1,599	696	903	129.7

Consolidated	$10,550	$8,952	$1,598	17.9%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,227	1,157	70	6.1%
Deferred	860	813	47	5.8
Ground	10,788	10,409	379	3.6

Total U.S. domestic package	12,875	12,379	496	4.0
International package:
Domestic	876	794	82	10.3
Export	596	530	66	12.5

Total International package	1,472	1,324	148	11.2

Consolidated	14,347	13,703	644	4.7%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$20.44	$20.16	$0.28	1.4%
Deferred	13.77	14.20	(0.43)	(3.0)
Ground	6.76	6.53	0.23	3.5
Total U.S. domestic package	8.54	8.31	0.23	2.8
International package:
Domestic	6.69	6.42	0.27	4.2
Export	36.91	36.23	0.68	1.9
Total International package	18.93	18.35	0.58	3.2
Consolidated	$9.60	$9.28	$0.32	3.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2005	2004	$	%
Revenue (in millions):
U.S. domestic package:
Next Day Air	$4,665	$4,476	$189	4.2%
Deferred	2,289	2,254	35	1.6
Ground	13,832	13,043	789	6.0

Total U.S. domestic package	20,786	19,773	1,013	5.1
International package:
Domestic	1,114	980	134	13.7
Export	4,266	3,618	648	17.9
Cargo	377	334	43	12.9

Total International package	5,757	4,932	825	16.7
Supply chain and freight:
Freight services and logistics	3,432	1,722	1,710	99.3
Overnite	314	—	314	N/A
Other	338	315	23	7.3

Total Supply chain and freight	4,084	2,037	2,047	100.5

Consolidated	$30,627	$26,742	$3,885	14.5%

			#
Average Daily Package Volume (in thousands):
U.S. domestic package:
Next Day Air	1,188	1,169	19	1.6%
Deferred	863	846	17	2.0
Ground	10,615	10,351	264	2.6

Total U.S. domestic package	12,666	12,366	300	2.4
International package:
Domestic	841	796	45	5.7
Export	592	522	70	13.4

Total International package	1,433	1,318	115	8.7

Consolidated	14,099	13,684	415	3.0%

Operating days in period	192	192

			$
Average Revenue Per Piece:
U.S. domestic package:
Next Day Air	$20.45	$19.94	$0.51	2.6%
Deferred	13.81	13.88	(0.07)	(0.5)
Ground	6.79	6.56	0.23	3.5
Total U.S. domestic package	8.55	8.33	0.22	2.6
International package:
Domestic	6.90	6.41	0.49	7.6
Export	37.53	36.10	1.43	4.0
Total International package	19.55	18.17	1.38	7.6
Consolidated	$9.67	$9.28	$0.39	4.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms:

	Three Months Ended September 30,		Change
Operating Segment	2005	2004	$	%
U.S. domestic package	$1,110	$941	$169	18.0%
International package	318	266	52	19.5
Supply chain and freight	70	51	19	37.3

Consolidated Operating Profit	$1,498	$1,258	$240	19.1%

	Nine Months Ended September 30,		Change
Operating Segment	2005	2004	$	%
U.S. domestic package	$3,256	$2,841	$415	14.6%
International package	1,063	824	239	29.0
Supply chain and freight	113	120	(7)	(5.8)

Consolidated Operating Profit	$4,432	$3,785	$647	17.1%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $452 million, or 6.9%, for the quarter ($1.013 billion, or 5.1%, year-to-date), primarily due to a 4.0% increase in average daily package volume and a 2.8% increase in revenue per piece. Ground volume grew 3.6%, and was positively impacted by a solid U.S. economy and our focus on middle market sales initiatives. Next Day Air volume grew 6.1% and deferred volume increased 5.8%, with package volume expanding at a faster pace than letter volume for both products.

Ground revenue per piece increased 3.5% for the quarter and year-to-date, primarily due to the impact of a rate increase that took effect in 2005, as well as the implementation of a fuel surcharge on ground products. Next Day Air revenue per piece increased 1.4% for the quarter, primarily due to the rate increase and an increased fuel surcharge rate in 2005 compared to 2004. Next Day Air revenue per piece was adversely affected by relatively higher growth in our Saver product. Both Next Day Air and deferred revenue per piece were adversely affected by lighter average package weights.

On January 3, 2005, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 2.9% on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and UPS Ground. Other pricing changes included an increase of $0.25 for delivery area surcharge on both residential and commercial services to certain ZIP codes. The residential surcharge increased $0.10 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select.

In January 2005, we modified the fuel surcharge on domestic air services by setting a maximum cap of 9.50% (12.50% effective October 2005). This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 9.50% in the third quarter of 2005 (9.50% year-to-date), as compared with 7.66% (6.29% year-to-date) in 2004. Additionally, an initial fuel surcharge of 2.00% was applied to UPS Ground services, which fluctuates based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 2.75% in the third

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

quarter of 2005 (2.36% year-to-date). Total domestic fuel surcharge revenue increased by $150 million in the third quarter ($475 million year-to-date), due to higher jet and diesel fuel prices and the modifications to our fuel surcharges noted above.

U.S. domestic package operating profit increased $169 million, or 18.0%, for the quarter ($415 million, or 14.6%, year-to-date). Operating profit increased by $74 million ($218 million year-to-date) due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”). The remaining increase in operating profit resulted from the revenue growth described previously, as well as controlled growth of operating expenses.

International Package Operations

International package revenue improved $243 million, or 14.5%, for the quarter ($825 million, or 16.7%, year-to-date) primarily due to the 12.5% volume growth for our export products and revenue per piece improvements. The improvements in revenue per piece were impacted by rate changes, currency fluctuations, and the fuel surcharge applied to international shipments. Revenue increased $21 million during the quarter ($153 million year-to-date) due to currency fluctuations, net of hedging activity.

In January 2005, we increased rates 2.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

In January 2005, we modified the fuel surcharge on U.S. export products by setting a maximum cap of 9.50% (12.50% effective October 2005). The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $59 million in the third quarter ($181 million year-to-date) due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, led by a 26% increase in Asia, which was driven by a 34% increase from China. Asian export volume continues to benefit from our expanding international delivery network, including the additional flights from Shanghai, China that were added in the fourth quarter of 2004, and express air service between the U.S. and Guangzhou, China that began in the second quarter of 2005. European export volume increased 14%, while export volume in the Americas increased 9.2%. International domestic volume increased 10.3% for the quarter, due to volume growth in Canada and Europe, which also benefited from the acquisition of Messenger Service Stolica S.A. in Poland during the second quarter of 2005.

Export revenue per piece increased 1.9% for the quarter (0.6% currency-adjusted), due to the rate increases discussed previously and the impact of the fuel surcharge, but was adversely affected by relatively higher growth in lower revenue per piece transborder product. In total, international average daily package volume increased 11.2% and average revenue per piece increased 3.2% (1.8% currency-adjusted).

The improvement in operating profit for our international package operations was $52 million for the quarter, or 19.5% ($239 million, or 29.0%, year-to-date). This increase in operating profit was positively impacted by the strong volume growth described previously. The increase in operating profit was also favorably affected by $10 million ($69 million year-to-date) due to currency fluctuations (net of hedging activity), and by $11 million ($30 million year-to-date) due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Supply Chain and Freight Operations

Supply chain and freight revenue increased $903 million, or 129.7%, for the quarter ($2.047 billion, or 100.5%, year-to-date). Freight services and logistics revenue increased by $583 million during the quarter ($1.710 billion year-to-date) largely due to the acquisition of Menlo Worldwide Forwarding. The growth in our existing freight services and logistics businesses (excluding Menlo) was driven by strong growth in our ocean and ground freight forwarding operations. Revenue increased by $6 million during the quarter ($30 million year-to-date) due to favorable currency fluctuations. Overall growth continues to benefit from the expansion of our supply chain distribution and logistics network throughout the world, as well as the increase in global trade and the increased outsourcing of manufacturing and distribution.

During the third quarter of 2005, we completed our acquisition of Overnite Corp., which offers a variety of less-than-truckload (LTL) and truckload services to customers in North America. Overnite’s results have been included in the Supply chain and freight reporting segment since the August 5, 2005 acquisition date. Overnite generally reported improvements in its operating performance measures in the post-acquisition period versus the same period a year ago when it was not a part of UPS, including improvements in average daily LTL shipments and average LTL revenue per LTL hundredweight.

The other businesses within Supply chain and freight, which include our retail franchising business, our mail and consulting services, and our financial business, increased revenue by 5.7% during the quarter (7.3% year-to-date). This revenue growth was primarily due to increased revenue at our financial services unit.

Operating profit for the Supply chain and freight segment increased by $19 million, or 37.3%, for the quarter, largely due to the operating profits generated by the Overnite acquisition. On a year-to-date basis, operating profit declined by $7 million, or 5.8%, and was negatively affected by operating losses incurred in the acquired Menlo operations, as well as costs incurred in integrating the Menlo business into our existing freight services business. Currency fluctuations did not affect operating profit during the quarter, but have positively affected operating profit by $4 million on a year-to-date basis. Operating profit was favorably impacted by $3 million ($10 million year-to-date) due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses and Operating Margin”).

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $1.358 billion, or 17.7%, for the quarter ($3.238 billion, or 14.1%, year-to-date), and were significantly impacted by the acquisitions of Menlo and Overnite. Operating expenses also increased $17 million for the quarter ($110 million year-to-date) due to currency fluctuations in our International Package and Supply Chain and Freight segments.

Compensation and benefits increased by $487 million, or 9.5%, for the quarter ($1.076 billion, or 7.0%, year-to-date), largely due to the acquisitions of Menlo and Overnite, as well as increased health and welfare benefit costs and higher pension expense for our union benefit plans. Stock-based and other management incentive compensation expense decreased $76 million, or 34.2%, in the third quarter ($229 million, or 34.4%, year-to-date), due to a change in our Management Incentive Awards program (discussed further below), which was partially offset by the impact of adopting the measurement provisions of FAS 123 beginning with 2003 stock-based compensation awards.

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual management incentive award be made in restricted stock units (“RSUs”). The RSUs we anticipate granting in November 2005 under this program are

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

expected to have a five-year vesting period. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. This change has the effect of lowering 2005 expense. As a result, third quarter 2005 expense for our Management Incentive Awards program (reported in operating expenses under “compensation and benefits”) decreased $88 million ($56 million after-tax, or $.05 per diluted share) from third quarter 2004. On a year-to-date basis, expense for the Management Incentive Awards program decreased $258 million ($165 million after-tax, or $.15 per diluted share) in 2005 compared with 2004. The other half of the award anticipated to be granted in November 2005 will be in the form of cash or unrestricted shares of Class A common stock and will be fully vested at the time of grant.

Other operating expenses increased by $871 million, or 34.1%, for the quarter ($2.162 billion, or 28.6%, year-to-date), largely due to the Menlo and Overnite acquisitions, as well as increases in fuel expense and purchased transportation. The 57.7% increase in fuel expense for the quarter was impacted by higher prices for jet-A, diesel, and unleaded gasoline as well as higher usage, but was partially mitigated with hedging gains. The 108.6% increase in purchased transportation was primarily due to the Menlo acquisition, but was also influenced by volume growth in our International Package business and higher fuel prices. The 11.2% increase in repairs and maintenance was largely due to higher expense on vehicle parts (partially affected by the Overnite acquisition) and aircraft engine maintenance. The 7.6% increase in depreciation and amortization for the quarter was impacted by higher amortization expense on capitalized software. The 20.8% increase in other occupancy expense was largely due to higher facilities rent expense in our Supply chain and freight segment, which was impacted by the Menlo acquisition. The increase in other expenses was primarily due to the Overnite acquisition.

Our operating margin, defined as operating profit as a percentage of revenue, has increased in 2005 compared with 2004. The operating margins for our three business segments, and our consolidated operating margin, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment	2005	2004	2005	2004
U.S. domestic package	15.8%	14.3%	15.7%	14.4%
International package	16.6%	15.9%	18.5%	16.7%
Supply chain and freight	4.4%	7.3%	2.8%	5.9%
Consolidated	14.2%	14.1%	14.5%	14.2%

Investment Income/Interest Expense

The increase in investment income of $2 million during the quarter was primarily due to higher average yields earned due to increasing short-term interest rates in the United States, but partially offset by a lower average balance of interest-earning investments. On a year-to-date basis, the increase in interest income of $39 million was impacted by both higher average yields earned as well as a higher average balance of interest-earning investments.

The $1 million decrease in interest expense during the quarter was affected by increased capitalized interest. The $8 million increase in interest expense year-to-date was primarily due to higher floating interest rates on variable rate debt and interest rate swaps.

Net Income and Earnings Per Share

Net income for the third quarter of 2005 was $953 million, a 7.1% increase from the $890 million achieved in the third quarter of 2004, resulting in a 10.3% increase in diluted earnings per share to $.86 in 2005 from $.78

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

in 2004. In the third quarter of 2004, we recorded a $99 million ($0.08 per diluted share) reduction of income tax expense due to the resolution of various tax matters. On a year-to-date basis, net income increased to $2.821 billion ($2.52 per diluted share) in 2005 from $2.467 billion ($2.17 per diluted share) in 2004. The increase in net income for both the third quarter and year-to-date periods was largely due to higher operating profit for both our U.S. Domestic and International Package segments. Net income was also favorably impacted by a reduction of our effective tax rate to 36.0% in 2005 from 36.5% in 2004.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $4.551 billion in the first nine months of 2005 from $4.394 billion during 2004, largely due to higher net income and the receipt of a $374 million tax refund associated with the 1985-1990 IRS settlement reached previously (as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004). In the first nine months of 2004, we received a refund of $185 million from the IRS pertaining to the 1983 and 1984 tax years.

As discussed in Note 6, we contributed $840 million to our pension plans and $116 million to our postretirement medical benefit plans in the first nine months of 2005. We expect to contribute $2 and $18 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

On January 3, 2005, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 2.9% on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and UPS Ground. We also increased rates 2.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes include an increase of $0.25 for delivery area surcharge on both residential and commercial services to certain ZIP codes. The residential surcharge increased $0.10 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select. Additionally, in January 2005 we modified the fuel surcharge on domestic and international air services by setting a maximum cap of 9.50%. A fuel surcharge of 2% was applied to UPS Ground services which fluctuates after January 2005 based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. In September 2005, we announced plans to raise the cap on the fuel surcharge applied to domestic and international air services to 12.50% beginning in October 2005. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $898 million in the first nine months of 2005 from $2.357 billion during 2004, primarily due to the sale of marketable securities and short-term investments to fund business acquisitions and the aforementioned benefit plan contributions. In 2005, we spent $1.463 billion on business acquisitions, primarily Overnite Corp., Lynx Express Ltd. in the United Kingdom, Messenger Service Stolica S.A. in Poland, and the express operations of Sinotrans Air Transportation Development Co. Ltd. in China, compared with $78 million spent in 2004, primarily related to the acquisition of the 49% minority interest in Yamato Express Co. in Japan (See Note 7). We expect to make additional payments related to business acquisitions of approximately $10 million during the remainder of 2005, primarily related to the Sinotrans transaction. We generated cash of $77 and $242 million in 2005 and 2004, respectively, due to the sales and customer paydowns of finance receivables, primarily in our leasing, asset-based lending, and receivable factoring businesses.

We had capital expenditures of $1.610 billion in the first nine months of 2005, an increase over the $1.513 billion in 2004. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

existing capacity and anticipated future growth. During 2005, we have placed orders for eleven Boeing MD-11 aircraft and eight Boeing 747-400 aircraft. We have also entered into other commitments associated with construction projects and vehicle purchases. As of September 30, 2005, the aggregate amounts expected to be spent for purchase commitments were as follows (in millions): 2006—$942; 2007—$805; 2008—$1,016; 2009—$805; 2010—$705; after 2010—$1,045.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $2.671 billion in the first nine months of 2005 from $2.345 billion during 2004, primarily due to increased share repurchases and dividend payments. In August 2005, the Board of Directors authorized an additional $2.0 billion for future share repurchases, in addition to the amount remaining under our October 2004 share repurchase authorization. We repurchased a total of 26.8 million shares of Class A and Class B common stock for $1.954 billion in the first nine months of 2005, and 15.5 million shares for $1.092 billion in the first nine months of 2004. As of September 30, 2005, we had $1.864 billion of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.33 per share in 2005 from $0.28 per share in 2004, resulting in an increase in total cash dividends paid to $1.392 billion from $1.209 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

During the first nine months of 2005, we issued $815 million in debt, primarily consisting of commercial paper, due to the timing of cash payments for acquisitions and benefit plan fundings. Repayments of debt consisted primarily of scheduled principal payments on our capitalized lease obligations and principal payments on debt related to our investment in certain equity-method real estate partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $1.505 billion outstanding under these programs as of September 30, 2005, with an average interest rate of 3.63%. The entire balance outstanding has been classified as a current liability in our balance sheet.

We maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. We had the U.S. Dollar equivalent of $220 million outstanding under this program at September 30, 2005, with an average interest rate of 3.59%. These borrowings were primarily denominated in U.S. Dollars.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 20, 2006 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of September 30, 2005.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at September 30, 2005, all of which consists of issuances under our UPS Notes program.

The nature and amounts of our principal repayment obligations under our debt, and capital and operating lease agreements as of September 30, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, with the exception of the principal repayments due on our debt obligations increasing by approximately $710 million attributable to new issuances of commercial paper during the first nine months of 2005.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of September 30, 2005.

Commitments & Contingencies

We were named as a defendant in twenty-six now-dismissed lawsuits that sought to hold us liable for the collection of premiums for reinsured excess value (“EV”) insurance in connection with package shipments since 1984. These actions were all filed after an August 9, 1999 U.S. Tax Court decision that the U.S. Court of Appeals for the Eleventh Circuit later reversed. These twenty-six cases were consolidated for pre-trial purposes in a multi-district litigation proceeding (“MDL Proceeding”) in federal court in New York. In addition to the cases in which UPS was named as a defendant, there also was an action, Smith v. Mail Boxes Etc., against Mail Boxes Etc. and its franchisees relating to UPS EV insurance and related services purchased through Mail Boxes Etc. centers. That case also was consolidated into the MDL Proceeding.

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

Pursuant to the settlement, UPS provided qualifying settlement class members with vouchers toward the purchase of specified UPS services and agreed to pay the plaintiffs’ attorneys’ fees and costs. Other defendants contributed to the costs of the litigation and settlement. The vouchers expired in July 2005 and the value of services for which vouchers were redeemed totaled $5 million. On November 2, 2005, the court issued an order awarding plaintiffs’ counsel fees and costs in the total amount of $3 million. The settlement did not have a material effect on our financial condition, results of operations, or liquidity.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual reporting period after June 15, 2005, with early adoption encouraged. Companies are allowed to apply a modified-prospective method or modified-retrospective method during transition to this new standard. We plan to use the modified-prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock as of the beginning of the first quarter of adoption of FAS 123R. We expect to adopt the standard effective January 1, 2006. We anticipate that there will be minimal impact upon adoption, as we will already be expensing all unvested option and restricted stock awards under FAS 123.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, we do not expect the impact to be material. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2005	December 31, 2004
Energy Derivatives	$241	$101
Currency Derivatives	43	(28)
Interest Rate Derivatives	(35)	(32)

	$249	$41

Our market risks, hedging strategies, and financial instrument positions at September 30, 2005 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the third quarter of 2005, the Supply Chain and Freight segment of our Company migrated significant freight services transaction volume previously processed by separate operating systems to a single freight operating system (E2K). The E2K freight operating system was utilized by Menlo Worldwide Forwarding, a company we acquired in 2004. This migration represents a significant change to the processes and controls for this segment of our business.

Also during the third quarter of 2005, the Company completed the acquisitions of Overnite Corporation and Lynx Express Ltd. The Company performed due diligence procedures associated with the acquisition of these entities and is in the process of evaluating how the separate financial reporting processes applicable to these entities will be incorporated into the Company’s internal control structure.

There were no other changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 10 to our unaudited consolidated financial statements contained herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the third quarter of 2005 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2005	2.1	$70.09	2.0	$270
August 1 – August 31, 2005	2.9	72.70	2.8	2,066
September 1 – September 30, 2005	2.9	69.12	2.9	1,864

Total July 1 – September 30, 2005	7.9	$70.67	7.7	$1,864

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In August 2005, the Board of Directors authorized an increase in our share repurchase program of $2.0 billion. This amount was in addition to the remaining authority available under the previously authorized $2.0 billion share repurchase program approved in October 2004. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

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

UNITED PARCEL SERVICE, INC. (Registrant)

Date: November 9, 2005	By:	/S/ D. SCOTT DAVIS
D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)