Form 10-K
period 2005-12-31
UNITED PARCEL SERVICE INC
filed 2006-03-14
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑                            Accelerated filer  ☐                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the class B common stock held by non-affiliates of the registrant was approximately $43,231,060,145 as of June 30, 2005. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

As of February 28, 2006, there were 443,660,015 outstanding shares of class A common stock and 648,462,654 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 4, 2006 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Overview

UPS is the world’s largest package delivery company and a global leader in supply chain solutions. We were founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we deliver packages each business day for 1.8 million shipping customers to 6.1 million consignees in over 200 countries and territories. In 2005, we delivered an average of more than 14.7 million pieces per day worldwide. In addition, our supply chain solutions capabilities are available to clients in 186 countries and territories.

Total revenue in 2005 was over $42.5 billion. Although our primary business is the time-definite delivery of packages and documents, we have extended our capabilities in recent years to encompass the broader spectrum of services known as supply chain solutions, such as freight forwarding, customs brokerage, fulfillment, returns, financial transactions and even repairs. We are also a leading provider of less-than-truckload (“LTL”) transportation services. We have established a global transportation infrastructure and a comprehensive portfolio of services and integrated solutions. We support these services with advanced operational and customer-facing technology. Our supply chain solutions provide visibility into moving inventory across the global supply chain.

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

Our vision for the future is to synchronize the world of commerce, managing the complexities of our customers’ supply chain needs. Our goal is to develop business solutions that create value and competitive advantages for all size customers through product differentiation, market penetration, better customer service and improved cash flow.

Competitive Strengths

Our competitive strengths include:

Global Reach and Scale.    We believe that our integrated global ground and air network is the most extensive in the industry. It is the only network that handles all levels of service (express, ground, domestic, international, commercial, residential) through one integrated pickup and delivery service system.

We operate a ground fleet of approximately 98,000 vehicles, ranging from custom-built package cars to large tractors and trailers, and utilize nearly 600 airplanes. In the contiguous U.S., we reach all business and residential addresses. We are the ninth largest airline in the world. Our primary air hub is in Louisville, KY. Regional air hubs are located in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. Our largest international air hub is in Cologne, Germany, with other regional hubs in Hong Kong, Singapore, Taiwan, Miami, FL and Pampanga, Philippines.

In Europe, where we have operated for nearly 30 years, we maintain a well developed air and ground network, much like that in the U.S. We believe we have the most comprehensive integrated delivery and information services portfolio of any carrier in Europe. In other regions of the world, we rely on both our own and local service providers’ capabilities to meet our service commitments.

Through more than two dozen alliances with Asian delivery companies that supplement company-owned operations, we currently serve more than 40 Asia Pacific countries and territories. Two of the fastest growing economies in the world, China and India, are among our most promising opportunities.

We are also the largest air cargo carrier and a leading logistics provider in Latin America and the Caribbean.

Our Canadian operations include both intra-Canada and import/export capabilities. We deliver to all addresses throughout Canada. We are also the only carrier to offer guaranteed 8:00 a.m. next day delivery to most major metropolitan cities in Canada.

Technology.    We are a global leader in developing technology that improves our customers’ business processes. We have a strong global capability as a mover of electronic information. We currently collect electronic data on 97% of the packages that move through our U.S. system each day – more than any of our competitors.

In 2003 we announced plans to re-engineer our package pick-up and delivery processes. Over several years, beginning in 2003, we expect to invest approximately $600 million to simplify and optimize these processes, which we believe will result in gains in efficiency, reliability and flexibility. Once the new technology is deployed in our package sorting facilities, we anticipate achieving savings through productivity improvements as well as in reduced fuel usage. By the end of 2005 we had deployed this technology for use by almost 61% of our drivers.

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

E-Commerce Capabilities.    We are a leading facilitator of global e-commerce. We enable our customers around the world to thrive in this environment by providing a portfolio of technology solutions that streamlines their shipment processing and integrates critical transportation information into their business applications.

Broad, Flexible Range of Services and Integrated Solutions.    Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements. Substantially all of our U.S. small package delivery services are guaranteed.

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

Customer Relationships.    We focus on building and maintaining long-term customer relationships. Thousands of customers access us daily through UPS On-Call PickupSM for air and ground delivery services. In addition, there are approximately 145,000 domestic and international access points to UPS. These include: nearly 40,000 drop-boxes, more than 1,000 UPS Customer Centers, over 2,200 Alliance partner locations, almost 7,000 independently-owned and national Authorized Shipping Outlets, over 9,600 commercial counters, 5,600 independently owned and operated The UPS Store® and Mail Boxes Etc.® locations worldwide (over 4,400 in the U.S.) – along with 80,000 UPS drivers who can accept packages given to them.

We place significant value on the quality of our customer relationships, and we conduct comprehensive research to monitor customer perceptions. Since 1993, we have conducted telephone interviews with shipping decision-makers virtually every business day to determine their satisfaction with small package carriers and perception of performance on 19 service factors. Results from this survey for 2005 continue to show high levels of customer satisfaction.

Brand Equity.    We have built a leading and trusted brand in our industry – a brand that stands for quality service, reliability and product innovation. The distinctive appearance of our vehicles and the friendliness and helpfulness of our drivers are major contributors to our brand equity.

In 2003 we introduced our first new logo in 42 years. The change was more than cosmetic; it signaled our commitment to provide more comprehensive solutions to meet our customers’ needs and to be the leader in the broader business arena of synchronized commerce.

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

Our long-standing policy of “promotion from within” complements our tradition of employee ownership, and this policy makes it generally unnecessary for us to hire managers and executive officers from outside UPS. The vast majority of our management team began their careers as full-time or part-time hourly UPS employees, and has spent their entire careers with us. Our chief executive officer and many of our executive officers have more than 30 years of service with UPS and have accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all our shareowners.

Financial Strength.    Our balance sheet reflects financial strength that few companies can match. As of December 31, 2005, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $3.0 billion and shareowners’ equity of $16.9 billion. Long-term debt was $3.2 billion. We carry long-term debt ratings of AAA/Aaa from Standard & Poor’s and Moody’s, respectively, reflecting our low use of debt and strong capacity to service our obligations. Our financial strength gives us the resources to achieve global scale and to make investments in technology, transportation equipment and buildings as well as to pursue strategic opportunities which will facilitate our growth.

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

Provide Comprehensive Supply Chain Solutions.    In today’s global economy, entire industries have outsourced all or part of their supply chains to streamline and gain efficiencies, to strengthen their balance sheets, to support new business models and to improve service. Companies’ global supply chains are growing increasingly complex. This is creating further demand for a global service offering that incorporates transportation, distribution and international trade services with financial and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

•	We manage supply chains for large and small companies in 186 countries and territories, with about 35 million square feet of distribution space and over 1,000 facilities worldwide.

•	We focus on supply chain redesign, freight forwarding, international trade services and management-based solutions for our customers rather than solely on more traditional asset-based logistics such as warehouses and vehicle fleets. We have built valuable intellectual capital in specific high growth industries such as healthcare and technology.

•	We provide a broad range of transportation solutions to customers worldwide, including air, ocean and ground freight, as well as customs brokerage and trade and materials management. We provide standardized service, IT systems and specialized distribution facilities and services adapted to the unique supply chains of specific industries such as healthcare, technology, and consumer/retail.

•	We offer a portfolio of financial services that provides customers with short- and long-term financing, secured lending, working capital, government guaranteed lending, letters of credit, global trade financing, credit cards and equipment leasing.

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

Products and Services

Domestic Package Products and Services.    For most of our history, we have been engaged primarily in the delivery of packages traveling by ground transportation. We expanded this service gradually, and today our standard ground service is available to every address in the 48 contiguous United States. With the addition of Hawaii and Alaska, we were the first to reach every address in all 50 states. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth. We offer same-day pick-up of air and ground packages.

In addition to our standard ground delivery product, UPS Hundredweight Service® offers guaranteed, time-definite service to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient.

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

Transborder services, or the movement of packages within the European Union, are proving to be the growth engine in this region. In early 2006, to accommodate growth opportunities across the whole of Europe, we completed the expansion of our automated package sorting hub at the Cologne/Bonn airport in Germany. The expansion doubled the hub’s original sorting capacity to 110,000 packages per hour, largely through the deployment of new automation technology.

We continue to invest in infrastructure and technology in Asia. In April 2002, we opened a new intra-Asia hub at Clark Air Force Base in Pampanga, Philippines to enable future growth in the region. This hub allows us to compete more effectively in the Asian express market and improve our Europe/Asia service. In 2005, we announced expansion plans to triple the intra-Asia hub’s sorting capacity from 2,500 packages to 7,500 packages per hour. We obtained landing slots on the new runway at Tokyo’s Narita Airport, which have enhanced access and connections to the intra-Asia hub.

In 2003, we received from the U.S. Department of Transportation the authority to expand service to and through Hong Kong, including permanent authority to fly from Hong Kong to other cities, specifically to our Cologne hub in Europe. We continue our development efforts in the fast-growing China market. In 2004, the U.S. Department of Transportation authorized us to significantly expand our air operations in that country with the award of 12 new frequencies. The decision tripled UPS’s access to China. In April 2005, UPS became the first U.S. airline to launch non-stop service between the U.S. and Guangzhou, which lies strategically in one of

China’s fastest growing manufacturing regions. In 2006, we will add another three daily flights to China. Those flights are supporting international express volume into and out of China, which has seen dramatic growth in recent quarters.

We believe that there is long-term potential for us to expand our service offerings in Latin America. To this end, we have realigned our delivery capabilities between key cities in the Mercosur and other trade blocs. Our Americas International Gateway in Miami, Florida is the focal point for trade between Latin America and the U.S. This gateway complements our operations in Florida and Latin America, and represents our commitment to the Americas market.

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

The Trade Direct portfolio of ocean and air services integrates our small package and supply chain solutions capabilities to provide additional value to our international customers. In essence, the Trade Direct service consolidates individually labeled packages or pallets into one movement across borders. When the goods arrive in the destination country, packages are deconsolidated and entered into the UPS system for delivery, often eliminating the receiving, sorting and handling necessary in distribution centers. This service significantly cuts the supply chain cycle from point of origin to consignee. It also provides our customers with faster time to market, reduced costs, increased visibility and better management of their global supply chain.

In 2004 we expanded UPS Trade Direct Ocean, a service that transforms ocean container movements into pre-labeled small packages or LTL shipments. As of December 2005, this service was expanded to over 70 international origin ports and five U.S. entry ports. In addition, a faster Trade Direct Air option was also introduced.

Supply Chain & Freight Services.    UPS Supply Chain Solutions, which comprises our freight forwarding and logistics businesses, meets customers’ supply chain needs by selecting the most appropriate solution from a portfolio of over 60 services. Among these are:

•	Transportation and Freight Forwarding: air, ocean, rail and ground freight for all size shipments utilizing UPS and other carriers, and multimodal transportation network management.

•	Logistics and Distribution: supply chain management, distribution center design, planning and management, order fulfillment, inventory management, receiving and shipping, service parts logistics, reverse logistics and cross docking.

•	International Trade Management: freight forwarding, full-service customs brokerage and international trade consulting.

•	Consulting Services: strategic supply chain design and re-engineering.

Asset-based lending, global trade finance and export-import lending services are available through UPS CapitalSM.

In 2005, we expanded our LTL transportation services with the acquisition of Overnite Corp., which offers a full range of regional, inter-regional and long-haul LTL services in all 50 states, Canada, Puerto Rico, Guam, the Virgin Islands and Mexico. Overnite, which is now known as UPS Freight, provides LTL services through a network of owned and leased service centers and carrier partnerships. UPS Freight transports a variety of products, including fabricated metal products, health care products, chemicals, textiles, machinery, furniture and fixtures, electronics, paper products and general commodities, including consumer goods, packaged food stuffs, industrial equipment and auto parts. UPS Freight also provides our customers with truckload and dedicated truckload transportation solutions (truckload shipments weigh 10,000 pounds or more).

Electronic Services.    We provide a variety of UPS on-line solutions that support automated shipping and tracking:

•	UPS WorldShip® helps shippers streamline their shipping activities by processing shipments, printing address labels, tracking packages and providing management reports, all from a desktop computer. Our technology allows us to connect to a company’s order management and fulfillment software, eliminating the need for the company to perform many time consuming tasks, such as re-keying orders.

•	UPS CampusShip® is a web-based, UPS-hosted distributed shipping solution that allows employees of companies with multiple facilities and decentralized workforces to easily process and ship packages with UPS from their computer desktops. At the same time, the system gives transportation and mailroom decision-makers centralized control over shipping procedures and costs.

•	UPS Internet Shipping is a quick and convenient way to ship packages using the web without installing additional software.

•	UPS OnLine® Host Access provides electronic connectivity between UPS and the shipper’s host computer system, linking UPS shipping information directly to all parts of the customer’s organization.

•	UPS Ready® encompasses electronic solutions provided by third-party vendors that benefit customers who want to automate their shipping and tracking processes.

•	Quantum View® is a suite of three visibility services (Quantum View Manage, Quantum View Data and Quantum View Notify) that give businesses and their customers proactive information about the status of their UPS outbound and inbound shipments. The services can be used separately or together, depending on customer needs.

•	UPS TradeabilitySM is a software tool that helps customers navigate the complex process of international shipping by identifying harmonized tariff codes, generating landed cost estimates, and locating up-to-date compliance information.

Our website strategy is to provide our customers with the convenience of shipping functionality tools right on their computer or at one of our shipping outlets. Package tracking, pick-up requests, rate quotes, account opening, wireless registration, drop-off locator, transit times and supply ordering services are all available at the customer’s desktop or laptop. The site also displays full domestic and international service information and allows customers to process outbound shipments as well as return labels for their customers.

UPS.com receives more than 145 million hits and processes over 10 million package tracking transactions daily. A growing number of those tracking requests now come from customers in those countries that have wireless access to UPS tracking information. Businesses in a number of countries also can download UPS OnLine ToolsSM, to their own websites for direct use by their customers. This allows users to access the information they need without leaving our customers’ websites.

Sales and Marketing

The UPS worldwide sales organization includes both our traditional U.S. domestic and international small package delivery business and our Supply Chain & Freight business. This field sales organization consists primarily of locally-based account executives assigned to our individual operating units. For our largest multi-shipping site customers, we manage sales through an organization of regionally-based account managers, reporting directly to our corporate office.

Our sales force also includes specialized groups that work together with our general sales organization to support the sale of e-commerce and customer technology solutions, international package delivery, LTL and freight transportation, and warehousing and distribution services.

Our worldwide marketing organization also supports both our traditional U.S. domestic and international small package delivery business and our Supply Chain & Freight business. Our corporate marketing function is engaged in market and customer research, brand management, rate-making and revenue management policy, new product development, product portfolio management, marketing alliances and e-commerce, including the non-technical aspects of our web presence. Advertising, public relations, and most formal marketing communications are centrally developed and controlled.

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

Employees

As of December 31, 2005, we had approximately 407,000 employees.

We have received numerous awards and wide recognition as an employer-of-choice, including the following:

•	In February 2006, we were rated the “America’s Most Admired” company in our industry in a FORTUNE magazine survey, as well as ranked in the Top 20 among all American companies. We achieved Top 10 rankings for “people management” and “management quality”.

•	In 2005, we were ranked in the Top 5 companies in The Wall Street Journal / Harris Interactive Corporate Reputation Study.

•	Hispanic Magazine recognized us in 2005 as a leader in its annual “Corporate 100,” a list of companies providing the most opportunities for Hispanics.

•	In August 2005, Black Professionals Magazine named UPS to its “Top 25 Companies for African Americans” list, based on workforce diversity initiatives.

•	In 2004, we were named one of DiversityInc magazine’s “Top 50 Companies for Diversity” and “Top 10 Companies for Latinos”.

•	In 2004, we were ranked ninth in Computer World’s “100 Best Places to Work in IT”.

As of December 31, 2005, we had approximately 241,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable December 31, 2003. Negotiations are ongoing with the assistance of the National Mediation Board. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

We believe one increasingly important element of competition is a carrier’s ability to integrate its distribution and information systems with its customers’ systems to provide transportation solutions at competitive prices. We rely on our vast infrastructure and service portfolio to attract and maintain customers. As we expand our supply chain solutions service offerings, we compete with a number of participants in the supply chain, financial services and information technology industries.

Government Regulation

The U.S. Department of Homeland Security, through the Transportation Security Administration (“TSA”), the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration (“FAA”), regulates air transportation services.

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

FAA regulations mandate an aircraft corrosion control program, and aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2005 were $14 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

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

See Footnote 12 to our consolidated financial statements for financial information regarding our reporting segments and geographic areas in which we operate.

Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President and President, UPS International	50	Senior Vice President and President, UPS International (2003 – present), UPS/Fritz Companies Integration Manager (2001 – 2002), UPS SonicAir® Manager (1995 – 2000).

David A. Barnes Senior Vice President and Chief Information Officer	50	Senior Vice President and Chief Information Officer (2005 – present), Corporate IS Portfolio Coordinator (2001 – 2004), CIM Process Manager (1998 – 2001).

John J. Beystehner Senior Vice President, Chief Operating Officer and President — UPS Airlines	54

Chief Operating Officer and
President — UPS Airlines
(2004 – present), Director (2005 – present),

Senior Vice President (1999 – present),
Marketing Group Manager (2001 – 2003),
Worldwide Sales Group Manager (1997 – 2003).

D. Scott Davis Senior Vice President, Chief Financial Officer and Treasurer	54

Senior Vice President, Chief Financial Officer and

Treasurer (2001 – present), Director (2006 – present),

Vice President — Finance (2000 – 2001),
Chief Executive Officer of Overseas Partners Ltd.
(1999 – 2000).

Michael L. Eskew Chairman and Chief Executive Officer	56	Chairman and Chief Executive Officer
(2002 – present), Vice Chairman (2000 – 2001),
Executive Vice President (1999 – 2001),
Director (1998 – present), Corporate Development
Group Manager (1999 – 2000),
Senior Vice President (1996 – 1999),
		Engineering Group Manager (1996 – 2000).

Allen E. Hill Senior Vice President	50

Senior Vice President and Human Resources and Public
Affairs Group Manager (2006 – present),

Senior Vice President, Secretary and Legal and Public
Affairs Group Manager (2004 – 2006),

Corporate Legal Department Manager (1995 – 2004).

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
Kurt P. Kuehn Senior Vice President	51	Senior Vice President and Worldwide Sales and Marketing Group Manager (2004 – present), Vice President, Investor Relations (1999 – 2003).

John J. McDevitt Senior Vice President	47	Senior Vice President, Transportation
Group Manager and Labor Relations
Group Manager (2005 – present),
Senior Vice President, Strategic Integration
(2003 – 2005), Air Region Manager (2001 – 2002),
		Corporate Labor Relations Manager (1997 – 2000).

Teri P. McClure Senior Vice President and Secretary	42	Senior Vice President, General Counsel and Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006), District Manager (2003 – 2005), and Vice President (1999 – 2003).

Christine M. Owens Senior Vice President	50	Senior Vice President, Communications and Brand Group Manager (2005 – present), Corporate Transportation Group Manager (2004 – 2005), and Region Manager (1997 – 2004).

Robert E. Stoffel Senior Vice President	50	Senior Vice President of Supply Chain
Group (2004 – present),
President, UPS Supply Chain Solutions, Inc.
(2002 – 2003), Vice President,
UPS Logistics Group, Inc. (2000 – 2002),
		Department Manager (1995 – 2000).

James F. Winestock Senior Vice President	54	Senior Vice President and U.S. Operations Manager (2004 – present), Region Manager (1998 – 2003).

Item 1A.	Risk Factors

Information about risk factors can be found in Item 7 of this report under the caption “Risk Factors”.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

We own or lease almost 600 facilities that support our international package operations and over 1,000 facilities that support our freight forwarding and logistics operations. Our freight forwarding and logistics operations maintain facilities with about 35 million square feet of floor space. We own and operate a logistics campus consisting of approximately 3.5 million square feet in Louisville, Kentucky.

UPS Freight operates over 200 service centers with a total of 4.3 million square feet of floor space. UPS Freight owns 170 of these service centers, while the remainder are occupied under operating lease agreements.

Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S., known as Worldport, is located in Louisville, KY. The Worldport facility consists of over 3.5 million square feet and the site includes approximately 350 acres. We are able to sort over 300,000 packages per hour in the Worldport facility. We also have regional air hubs in Columbia, SC; Dallas, TX; Dayton, OH; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. In February 2005, we announced our intention to transfer operations currently taking place at the former Menlo Worldwide Forwarding air freight facility in Dayton, OH to other UPS facilities, including a facility consisting of approximately 715,000 square feet in Louisville and five regional air freight facilities in Ontario, CA; Rockford, IL; Dallas, TX; Philadelphia, PA; and Columbia, SC. Each of these facilities is under construction and is expected to be completed in 2006. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Our intra-Asia air hub is located at Clark Air Force Base in Pampanga, Philippines, and our regional air hub in Canada is located in Hamilton, Ontario.

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

We believe that our facilities are adequate to support our current operations.

Fleet

Aircraft

The following table shows information about our aircraft fleet as of December 31, 2005:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
McDonnell-Douglas DC-8-71	21	—	—	—
McDonnell-Douglas DC-8-73	26	—	—	—
Boeing 727-100	32	—	—	—
Boeing 727-200	2	—	—	—
Boeing 747-100	8	—	—	—
Boeing 747-200	4	—	—	—
Boeing 747-400F	—	—	8	—
Boeing 747-400SF	—	—	2	—
Boeing 757-200	75	—	—	—
Boeing 767-300	32	—	—	—
Boeing MD-11	21	—	13	—
Airbus A300-600	47	—	6	—
Airbus A380-800	—	—	10	10
Other	—	309	—	—

Total	268	309	39	10

We maintain an inventory of spare engines and parts for each aircraft.

All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

During 2005, we took delivery of six Boeing MD-11 aircraft and seven Airbus A300-600 aircraft. The final six firm Airbus A300-600 aircraft are scheduled for delivery by July 2006. We have firm commitments to purchase 13 Boeing MD-11 aircraft, and we expect to take delivery of these aircraft during 2006 and 2007. In 2005, we made firm commitments to purchase eight Boeing 747-400F aircraft scheduled for delivery during 2007 and 2008, and two Boeing 747-400SF aircraft scheduled for delivery during 2008. In addition, we have a firm commitment to purchase 10 Airbus A380 aircraft and options to purchase 10 additional A380 aircraft. The A380 aircraft deliveries are scheduled between 2009 and 2012. These aircraft purchase orders will provide for the replacement of existing capacity and anticipated future growth.

Vehicles

We operate a ground fleet of approximately 98,000 package cars, vans, tractors and motorcycles.

Our ground support fleet consists of over 26,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have about 41,000 containers used to transport cargo in our aircraft.

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

The following is a summary of our Class B common stock price activity and dividend information for 2005 and 2004. Our Class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

	High	Low	Close	Dividends Declared
2005:
First Quarter	$85.84	$71.59	$72.74	$0.33
Second Quarter	$75.88	$66.80	$69.16	$0.33
Third Quarter	$74.21	$66.75	$69.13	$0.33
Fourth Quarter	$79.97	$66.90	$75.15	$0.33
2004:
First Quarter	$74.46	$67.51	$69.84	$0.28
Second Quarter	$75.26	$68.57	$75.17	$0.28
Third Quarter	$76.00	$69.15	$75.92	$0.28
Fourth Quarter	$87.70	$75.76	$85.46	$0.28

As of February 21, 2006, there were 171,893 and 16,611 record holders of Class A and Class B common stock, respectively.

The policy of our Board of Directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

On February 9, 2006, our Board declared a dividend of $0.38 per share, which was payable on March 7, 2006 to shareowners of record on February 21, 2006.

In August 2005, the Board of Directors authorized an increase in our share repurchase program of $2.0 billion. This amount was in addition to the remaining authority available under the previously authorized $2.0 billion share repurchase program approved in October 2004. As of December 31, 2005, we had a total of $1.338 billion in remaining authority available under our share repurchase program. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

A summary of repurchases of our Class A and Class B common stock during the fourth quarter of 2005 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 – October 31, 2005	2.1	$69.88	2.0	$1,722
November 1 – November 30, 2005	2.0	75.35	1.9	1,578
December 1 – December 31, 2005	3.2	76.17	3.2	1,338

Total October 1 – December 31, 2005	7.3	$74.15	7.1	$1,338

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2005 (amounts in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$28,610	$26,960	$25,362	$24,280	$24,391
International Package	7,977	6,809	5,609	4,720	4,280
Supply Chain and Freight	5,994	2,813	2,514	2,272	1,650

Total revenue	42,581	36,582	33,485	31,272	30,321
Operating expenses:
Compensation and benefits	22,517	20,823	19,251	17,849	17,311
Other	13,921	10,770	9,789	9,327	9,048

Total operating expenses	36,438	31,593	29,040	27,176	26,359
Operating profit (loss):
U.S. Domestic Package	4,493	3,702	3,657	3,925	3,969
International Package	1,494	1,149	732	338	139
Supply Chain and Freight	156	138	56	(167)	(146)

Total operating profit	6,143	4,989	4,445	4,096	3,962
Other income (expense):
Investment income	104	82	18	63	159
Interest expense	(172)	(149)	(121)	(173)	(184)
Gain on redemption of long-term debt	—	—	28	—	—
Reversal of tax assessment	—	—	—	1,023	—

Income before income taxes	6,075	4,922	4,370	5,009	3,937
Income taxes	(2,205)	(1,589)	(1,472)	(1,755)	(1,512)
Cumulative effect of changes in accounting principles	—	—	—	(72)	(26)

Net income	$3,870	$3,333	$2,898	$3,182	$2,399

Per share amounts:
Basic earnings per share	$3.48	$2.95	$2.57	$2.84	$2.13
Diluted earnings per share	$3.47	$2.93	$2.55	$2.81	$2.10
Dividends declared per share	$1.32	$1.12	$0.92	$0.76	$0.76

Weighted average shares outstanding:
Basic	1,113	1,129	1,128	1,120	1,126
Diluted	1,116	1,137	1,138	1,134	1,144

	As of December 31,
	2005	2004	2003	2002	2001
Selected Balance Sheet Data
Cash and marketable securities	$3,041	$5,197	$3,952	$3,014	$1,616
Total assets	35,222	33,088	29,734	26,868	24,636
Long-term debt	3,159	3,261	3,149	3,495	4,648
Shareowners’ equity	16,884	16,378	14,852	12,455	10,248

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2005	2004	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,381	$6,084	$297	4.9%
Deferred	3,258	3,193	65	2.0
Ground	18,971	17,683	1,288	7.3

Total U.S. Domestic Package	28,610	26,960	1,650	6.1
International Package:
Domestic	1,588	1,346	242	18.0
Export	5,856	4,991	865	17.3
Cargo	533	472	61	12.9

Total International Package	7,977	6,809	1,168	17.2
Supply Chain and Freight:
Forwarding Services and Logistics	4,737	2,379	2,358	99.1
UPS Freight	797	—	797	N/A
Other	460	434	26	6.0

Total Supply Chain and Freight	5,994	2,813	3,181	113.1

Consolidated	$42,581	$36,582	$5,999	16.4%

Average Daily Package Volume (in thousands):			#
U.S. Domestic Package:
Next Day Air	1,228	1,194	34	2.8%
Deferred	946	910	36	4.0
Ground	11,044	10,676	368	3.4

Total U.S. Domestic Package	13,218	12,780	438	3.4
International Package:
Domestic	916	815	101	12.4
Export	616	541	75	13.9

Total International Package	1,532	1,356	176	13.0

Consolidated	14,750	14,136	614	4.3%

Operating days in period	254	254

Average Revenue Per Piece:			$
U.S. Domestic Package:
Next Day Air	$20.46	$20.06	$0.40	2.0%
Deferred	13.56	13.81	(0.25)	(1.8)
Ground	6.76	6.52	0.24	3.7
Total U.S. Domestic Package	8.52	8.31	0.21	2.5
International Package:
Domestic	6.83	6.50	0.33	5.1
Export	37.43	36.32	1.11	3.1
Total International Package	19.13	18.40	0.73	4.0
Consolidated	$9.62	$9.27	$0.35	3.8%

	Year Ended December 31,		Change
	2004	2003	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,084	$5,621	$463	8.2%
Deferred	3,193	3,015	178	5.9
Ground	17,683	16,726	957	5.7

Total U.S. Domestic Package	26,960	25,362	1,598	6.3
International Package:
Domestic	1,346	1,134	212	18.7
Export	4,991	4,049	942	23.3
Cargo	472	426	46	10.8

Total International Package	6,809	5,609	1,200	21.4
Supply Chain and Freight:
Forwarding Services and Logistics	2,379	2,126	253	11.9
UPS Freight	—	—	—	—
Other	434	388	46	11.9

Total Supply Chain and Freight	2,813	2,514	299	11.9

Consolidated	$36,582	$33,485	$3,097	9.2%

Average Daily Package Volume (in thousands):			#
U.S. Domestic Package:
Next Day Air	1,194	1,185	9	0.8%
Deferred	910	918	(8)	(0.9)
Ground	10,676	10,268	408	4.0

Total U.S. Domestic Package	12,780	12,371	409	3.3
International Package:
Domestic	815	786	29	3.7
Export	541	481	60	12.5

Total International Package	1,356	1,267	89	7.0

Consolidated	14,136	13,638	498	3.7%

Operating days in period	254	252

Average Revenue Per Piece:			$
U.S. Domestic Package:
Next Day Air	$20.06	$18.82	$1.24	6.6%
Deferred	13.81	13.03	0.78	6.0
Ground	6.52	6.46	0.06	0.9
Total U.S. Domestic Package	8.31	8.14	0.17	2.1
International Package:
Domestic	6.50	5.73	0.77	13.4
Export	36.32	33.40	2.92	8.7
Total International Package	18.40	16.23	2.17	13.4
Consolidated	$9.27	$8.89	$0.38	4.3%

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2005	2004	$	%
LTL revenue (in millions)	$690	—	$690	N/A
LTL revenue per LTL hundredweight	$17.35	—	$17.35	N/A

LTL shipments (in thousands)	4,126	—	4,126	N/A
LTL shipments per day (in thousands)	41	—	41	N/A

LTL gross weight hauled (in millions of pounds)	3,978	—	3,978	N/A
LTL weight per shipment	964	—	964	N/A

Overnite Corp., now known as UPS Freight, was acquired on August 5, 2005. The information presented above reflects the performance of Overnite for the period subsequent to the date of acquisition.

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Year Ended December 31,		Change
	2005	2004	$	%
Reporting Segment
U.S. Domestic Package	$4,493	$3,702	$791	21.4%
International Package	1,494	1,149	345	30.0
Supply Chain & Freight	156	138	18	13.0

Consolidated Operating Profit	$6,143	$4,989	$1,154	23.1%

	Year Ended December 31,		Change
	2004	2003	$	%
Reporting Segment
U.S. Domestic Package	$3,702	$3,657	$45	1.2%
International Package	1,149	732	417	57.0
Supply Chain & Freight	138	56	82	146.4

Consolidated Operating Profit	$4,989	$4,445	$544	12.2%

	Year Ended December 31,
	2005	2004	2003
Reporting Segment
U.S. Domestic Package	15.7%	13.7%	14.4%
International Package	18.7%	16.9%	13.1%
Supply Chain & Freight	2.6%	4.9%	2.2%
Consolidated Operating Margin	14.4%	13.6%	13.3%

U.S. Domestic Package Operations

2005 compared to 2004

U.S. Domestic Package revenue increased $1.650 billion, or 6.1%, for the year, primarily due to a 3.4% increase in average daily package volume and a 2.5% increase in revenue per piece. Ground volume grew 3.4%, and was positively impacted by a solid U.S. economy and our focus on middle market sales initiatives. Next Day Air volume grew 2.8% and deferred volume increased 4.0%, with growth in the manufacturing, business services, telecommunications and retail sectors. The growth in total U.S. Domestic Package volume strengthened throughout the year.

Ground revenue per piece increased 3.7% for the year, primarily due to the impact of a rate increase that took effect in 2005, as well as the implementation of a fuel surcharge on ground products. Next Day Air revenue per piece increased 2.0% for the year, primarily due to the rate increase and an increased fuel surcharge rate in 2005 compared to 2004. Next Day Air revenue per piece was adversely affected by relatively higher growth in our Saver product. Both Next Day Air and deferred revenue per piece were adversely affected by lighter average package weights.

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

In January 2005, we modified the fuel surcharge on domestic air services by setting a maximum cap of 9.50%, which was increased to 12.50% effective in October 2005. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 10.23% in 2005, as compared with 7.07% in 2004. Additionally, an initial fuel surcharge of 2.00% was applied to UPS Ground services in January 2005, which fluctuates based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 2.90% in 2005. Total domestic fuel surcharge revenue increased by $683 million for the year, due to higher jet and diesel fuel prices, volume increases, and the modifications to our fuel surcharges noted above. These fuel surcharges are used to provide some protection against the increased fuel expense that we incur due to higher fuel prices, as well as the increased purchased transportation expense which is also affected by higher fuel prices.

U.S. Domestic Package operating profit increased $791 million, or 21.4%, for the year, and domestic operating margin increased by 200 basis points. Operating profit increased by $274 million due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses”), which also favorably impacted the operating margin. The remaining increase in operating profit and margin resulted from the revenue growth described previously, as well as controlled growth of operating expenses.

2004 compared to 2003

U.S. Domestic Package revenue increased $1.598 billion, or 6.3%, for the year, which resulted from a 3.3% increase in average daily package volume and a 2.1% increase in revenue per piece. Ground volume increased 4.0% during the year, driven in part by the improving U.S. economy, and reflects growth in both commercial and residential deliveries. Ground volume increased 4.8% during the first nine months of the year, but slowed to 1.5% during the fourth quarter. Total Next Day Air volume (up 0.8%) and total deferred volume (down 0.9%) were both significantly affected by declines in letter volume, but offset by an increase in Next Day Air package volume. The 2004 decline in Next Day Air and deferred letter volume is largely due to the slowdown in mortgage refinancing, which was notably strong in 2003.

Ground revenue per piece increased 0.9% for the year primarily due to the impact of a rate increase that took effect in 2004, but growth was adversely impacted by approximately 130 basis points due to the removal of the fuel surcharge on ground products, as discussed below. Next Day Air revenue per piece increased 6.6%, while deferred revenue per piece increased 6.0%, primarily due to the shift in product mix from letters to packages, the rate increase, and the modified fuel surcharge on domestic air products.

On January 5, 2004, we increased rates for standard ground shipments by an average of 1.9% for commercial deliveries. The ground residential surcharge increased $0.25 to $1.40 over the commercial ground rate. An additional delivery area surcharge of $1.00 was implemented for commercial deliveries in certain ZIP codes. Rates for UPS Hundredweight increased 5.9%. In addition, we increased rates for UPS Next Day Air an average of 2.9% and increased rates for deferred services by 2.9%.

In addition, in 2004 we discontinued the fuel surcharge on ground products, while we began to apply a new indexed surcharge to domestic air products. This indexed fuel surcharge for the domestic air products is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge applied to our air products during 2004 was 7.07%, compared with the average surcharge of 1.47% applied to both air and ground products in 2003, resulting in an increase in domestic fuel surcharge revenue of $290 million during the year.

U.S. Domestic Package operating profit increased $45 million, or 1.2%, primarily due to the increase in volume and revenue growth discussed previously, but was somewhat offset by increased aircraft impairment charges ($91 million in 2004 compared to $69 million in 2003) and a $63 million pension charge related to the consolidation of data systems used to collect and accumulate plan participant data. Domestic operating margin declined 70 basis points, and was impacted by the aircraft impairment and pension charges noted above, as well as the sale of our Aviation Technologies business unit.

During the third quarter of 2003, we sold our Aviation Technologies business unit and recognized a pre-tax gain of $24 million ($15 million after-tax, or $0.01 per diluted share), which is recorded in other operating expenses within the U.S. Domestic Package segment. The operating results of the Aviation Technologies unit were previously included in our U.S. Domestic Package segment, and were not material to our consolidated operating results in any of the periods presented.

International Package Operations

2005 compared to 2004

International Package revenue improved $1.168 billion, or 17.2%, for the year, primarily due to the 13.9% volume growth for our export products and revenue per piece improvements. The improvements in revenue per piece were impacted by rate changes, currency fluctuations, and the fuel surcharge applied to international shipments. Revenue increased $121 million during the year due to currency fluctuations, net of hedging activity, and also increased by $133 million during the year due to business acquisitions.

In January 2005, we increased rates 2.9% for international shipments originating in the United States, which includes our Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard services. Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

In January 2005, we modified the fuel surcharge on U.S. export products by setting a maximum cap of 9.50%, which was increased to 12.50% effective in October 2005. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $258 million during the year, due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, with strong growth in Asia and Europe. Asian export volume, which increased 29% for the year, was driven by export growth from China. Asian export volume continues to benefit from our expanding international delivery network, including the additional flights from Shanghai, China that were added in the fourth quarter of 2004, and express air service between the U.S. and Guangzhou, China that began in the second quarter of 2005. European export volume increased 13% for the year, while export volume from the U.S. and Americas also showed solid increases. International domestic volume increased 12.4% for the year, due to volume growth in Canada and Europe, which also benefited from the acquisition of Messenger Service Stolica S.A. in Poland during the second quarter of 2005 and Lynx Express Ltd. in the United Kingdom in the third quarter of 2005. Excluding the impact of acquisitions, international domestic volume increased 3.7%.

Export revenue per piece increased 3.1% for the year (1.4% currency-adjusted), due to the rate increases discussed previously and the impact of the fuel surcharge, but was adversely affected by relatively higher growth in lower revenue per piece transborder product. In total, international average daily package volume increased 13.0% and average revenue per piece increased 4.0% (2.4% currency-adjusted).

The improvement in operating profit for our International Package operations was $345 million for the year, or 30.0%, with an increase in the operating margin of 180 basis points. This increase in operating profit and margin was positively impacted by the strong volume growth described previously, as well as better network utilization due to volume growth and geographic service expansion. The increase in operating profit was also favorably affected by $78 million due to the impact of currency fluctuations on revenue and expense (net of hedging activity), and by $45 million due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses”). Operating profit was negatively affected in 2005 by $23 million in currency repatriation losses, as compared with repatriation gains of $32 million in 2004.

2004 compared to 2003

International Package revenue improved $1.200 billion, or 21.4%, for the year primarily due to the 12.5% volume growth for our export products and strong revenue per piece improvements. Revenue increased $295 million during the year due to currency fluctuations. Revenue growth was also impacted by the change to our fuel surcharge (discussed below) as well as rate changes, which vary by geographical market and occur throughout the year. Rates for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service) increased an average of 3.5%.

In January 2004, changes were made to the calculation of our fuel surcharge on international products (including U.S. export products). The surcharge began to be indexed to fuel prices in our different international regions, depending on where the shipment takes place. The surcharge began to be applied only to our international express products, while the previous surcharge was applied to all international products. These changes, along with higher fuel prices, had the effect of increasing International Package revenue by $231 million during the year.

We experienced double-digit export volume growth in each region throughout the world, with the Asia-Pacific region leading with 24% export volume growth, including a 101% increase in China export volume. Export volume continued to benefit from our expanding international network, such as the six additional flights to Shanghai, China that were added in the fourth quarter of 2004. European export volume grew in excess of 10%, and was positively influenced by the addition of 10 countries to the European Union during the year. Non-U.S. domestic volume increased 3.7% for the year, and primarily reflected improvements in our European and Canadian domestic delivery businesses.

Export revenue per piece increased 8.7% for the year (2.9% currency-adjusted), benefiting from rate increases and the impact of the fuel surcharge. In total, international average daily package volume increased 7.0% and average revenue per piece increased 13.4% (6.5% currency-adjusted).

The improvement in operating profit for our International Package operations was $417 million, or 57.0%, for the year, $54 million of which was due to favorable currency fluctuations. The remaining increase in operating profit was primarily due to the solid export volume growth and revenue per piece increases described previously, and a strong 380 basis point increase in operating margin primarily due to better network utilization. International operating profit was adversely affected by aircraft impairment charges of $19 million in 2004, compared to a $6 million charge in 2003.

Supply Chain & Freight Operations

2005 compared to 2004

Supply Chain & Freight revenue increased $3.181 billion, or 113.1%, for the year. Forwarding services and logistics revenue increased by $2.358 billion during the year, largely due to the acquisition of Menlo Worldwide Forwarding in December 2004. The growth in our existing forwarding services and logistics businesses (excluding Menlo Worldwide Forwarding) was driven by solid growth in our ocean and ground forwarding operations. Revenue increased by $17 million during the year due to favorable currency fluctuations. Overall growth continues to benefit from the expansion of our freight forwarding network throughout the world, as well as the increase in global trade and the increased outsourcing of manufacturing and distribution.

During the third quarter of 2005, we completed our acquisition of Overnite Corp., now known as UPS Freight, which offers a variety of less-than-truckload (LTL) and truckload services to customers in North America. Overnite’s results have been included in the Supply Chain & Freight reporting segment since the August 5, 2005 acquisition date. Overnite generally reported improvements in its operating performance measures in the post-acquisition period versus the same period a year ago when it was not a part of UPS, including improvements in average daily LTL shipments and average LTL revenue per LTL hundredweight.

The other businesses within Supply Chain & Freight, which include our retail franchising business, our mail and consulting services, and our financial business, increased revenue by 6.0% during the year. This revenue growth was primarily due to increased revenue at our mail and financial services units.

Operating profit for the Supply Chain & Freight segment increased by $18 million, or 13.0%, for the year, largely due to the operating profits generated by Overnite. Operating profit and margin were negatively affected by operating losses incurred in the acquired Menlo Worldwide Forwarding operations, as well as costs incurred in integrating this business into our existing forwarding services business. Currency fluctuations positively affected operating profit by $4 million during the year. Operating profit also was favorably impacted by $15 million due to a change in our Management Incentive Awards program (discussed below in “Operating Expenses”).

2004 compared to 2003

Supply Chain & Freight revenue increased $299 million, or 11.9%, for the year. Freight services and logistics revenue increased by 11.9% during the year, with strong growth in our air and ground freight forwarding businesses, as well as our logistics business. The acquisition of Menlo Worldwide Forwarding, which was completed in December 2004, increased freight services and logistics revenue by $33 million. Favorable currency fluctuations provided $73 million of the increase in revenue for the year. The other businesses within Supply Chain & Freight, which includes our retail franchising business, our mail and consulting services, and our financial business, increased revenue by 11.9% for the year, largely due to strong double-digit franchise and royalty revenue growth at our retail franchising business resulting from an expanding store base.

Supply Chain & Freight operating profit increased $82 million, or 146.4%, and operating margin increased by 270 basis points for the year, primarily due to improved results from our financial business (largely due to a lower loan loss provision), and our mail services business, which was affected in 2003 by the sale of our Mail Technologies business unit as described in the next paragraph. Our retail franchising business also experienced profit growth, due to the increased franchise and royalty revenue noted previously. These increases were partially offset by somewhat lower profits at our freight services and logistics operations.

During the second quarter of 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share. The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the Supply Chain & Freight segment, and a tax benefit of $38 million recognized in conjunction with the sale. The tax benefit exceeded the pre-tax loss from this sale primarily because the goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes. Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above. The operating results of the Mail Technologies unit were previously included in our Supply Chain & Freight segment, and were not material to our consolidated operating results in any of the periods presented.

Operating Expenses

2005 compared to 2004

Consolidated operating expenses increased by $4.845 billion, or 15.3%, for the year, and were significantly impacted by the acquisitions of Menlo Worldwide Forwarding and Overnite. Operating expenses also increased $56 million for the year due to the impact on revenue and expense of currency fluctuations (net of hedging activity) in our International Package and Supply Chain & Freight segments, and increased $55 million for the year due to currency repatriation losses in our International Package segment.

Compensation and benefits increased by $1.694 billion, or 8.1%, for the year, largely due to the acquisitions of Menlo Worldwide Forwarding and Overnite, as well as increased health and welfare benefit costs and higher pension expense for our union benefit plans. Stock-based and other management incentive compensation expense decreased $297 million, or 33.4%, in the year, due to a change in our Management Incentive Awards program implemented in 2005, described in the next paragraph, which was partially offset by the impact of prospectively adopting the measurement provisions of FAS 123 beginning with 2003 stock-based compensation awards.

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual award be made in restricted stock units (“RSUs”). The RSUs granted in November 2005 under this program have a five-year graded vesting period, with approximately 20% of the total RSU award vesting at each anniversary date of the grant. The other half of the award granted in November 2005 was in the form of cash and unrestricted shares of Class A common stock and was fully vested at the time of grant. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. This change had the effect of lowering 2005 expense. As a result, 2005 expense for our Management Incentive Awards program (reported in operating expenses under “compensation and benefits”), including the RSUs, decreased $334 million ($213 million after-tax, or $0.19 per diluted share) compared with 2004.

Other operating expenses increased by $3.151 billion, or 29.3%, for the year, largely due to the Menlo Worldwide Forwarding and Overnite acquisitions, as well as increases in fuel expense and purchased transportation. The 47.2% increase in fuel expense for the year was impacted by higher prices for jet-A, diesel and unleaded gasoline, as well as higher fuel usage, but was partially mitigated with hedging gains. The 96.7% increase in purchased transportation was primarily due to the Menlo Worldwide Forwarding acquisition, but was also influenced by volume growth in our International Package business and higher fuel prices. The 9.2% increase in repairs and maintenance was largely due to higher expense on vehicle parts (partially affected by the Overnite acquisition), airframe and aircraft engine maintenance. The 6.5% increase in depreciation and amortization for the year was impacted by higher depreciation expense on buildings (largely due to acquisitions), aircraft, and capitalized software. The 16.0% increase in other occupancy expense was largely due to higher facilities rent expense in our Supply Chain & Freight segment, which was impacted by the Menlo Worldwide Forwarding acquisition, and increased utilities expense. The 4.5% increase in other expenses was primarily due to the Overnite acquisition, but partially offset by the absence in 2005 of the $110 million aircraft impairment charge that we incurred in 2004.

2004 compared to 2003

Consolidated operating expenses increased by $2.553 billion, or 8.8%, for the year, $311 million of which was due to currency fluctuations in our International Package and Supply Chain & Freight segments. Compensation and benefits increased by $1.572 billion, or 8.2%, for the year, largely due to increased payroll costs, increased health and welfare expense, and higher pension expense for our union pension plans. Stock-based compensation expense increased $167 million, or 23.2%, during the year, primarily as a result of increased Management Incentive Awards expense and adopting the measurement provisions of FAS 123 prospectively beginning with 2003 stock-based compensation awards.

Other operating expenses increased by $981 million, or 10.0%, for the year, largely due to a 34.9% increase in fuel expense and a 12.6% increase in purchased transportation, but were somewhat offset by a decline in depreciation and amortization expense. The increase in fuel expense was primarily due to higher prices for Jet-A, diesel, and unleaded gasoline, in addition to somewhat higher fuel usage and lower hedging gains. The increase in purchased transportation expense was influenced by the impact of currency, higher fuel prices, and volume growth in our international package business. The decline in depreciation and amortization for the year was impacted by lower depreciation expense on aircraft engines, largely due to the retirement of some older aircraft. The increase in repairs and maintenance expense was affected by increased expense on vehicle parts and airframe and engine maintenance. The increase in other occupancy expense was largely related to higher rent expense, but somewhat offset by lower real estate taxes. The increase in other expenses was affected by the $110 million impairment of aircraft, engines, and parts, as well as the $63 million pension charge discussed previously, in addition to higher advertising costs.

Investment Income and Interest Expense

2005 compared to 2004

The increase in investment income of $22 million during the year was primarily due to higher average yields earned caused by the increasing short-term interest rates in the United States, but partially offset by a lower average balance of interest-earning investments, increased equity-method losses on certain investment partnerships, and an investment impairment charge on certain available-for-sale securities. We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. After considering these factors, we recorded an impairment charge of $16 million in the fourth quarter of 2005 related to several variable rate preferred securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The $23 million increase in interest expense for the year was primarily due to higher floating interest rates on variable rate debt and interest rate swaps, as well as higher imputed interest expense associated with certain investment partnerships.

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

Net Income and Earnings Per Share

2005 compared to 2004

Net income for 2005 was $3.870 billion, a 16.1% increase from the $3.333 billion achieved in 2004, resulting in an 18.4% increase in diluted earnings per share to $3.47 in 2005 from $2.93 in 2004. The increase in net income for 2005 was largely due to higher operating profit for both our U.S. Domestic and International Package segments. Net income was adversely impacted by an increase in our effective tax rate to 36.3% in 2005 from 32.3% in 2004. The lower tax rate in 2004 was impacted by credits to income tax expense totaling $142 million ($0.13 per diluted share) related to various items, including the resolution of certain tax matters, the removal of a portion of the valuation allowance on certain deferred tax assets on net operating loss carryforwards, and an adjustment for identified tax contingency items.

Net income in 2004 was adversely impacted by a $70 million after-tax impairment charge ($0.06 per diluted share) on Boeing 727, 747, and McDonnell Douglas DC-8 aircraft, engines, and parts, as well as a $40 million after-tax charge ($0.04 per diluted share) to pension expense resulting from the consolidation of data systems used to collect and accumulate plan participant data.

2004 compared to 2003

2004 net income was $3.333 billion, a 15.0% increase from the $2.898 billion in 2003, resulting in an increase in diluted earnings per share to $2.93 in 2004 from $2.55 in 2003. Net income in 2004 was impacted by the aircraft impairment, pension charge, and tax items discussed previously.

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

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities was $5.793, $5.331, and $4.576 billion in 2005, 2004, and 2003, respectively. The increase in 2005 operating cash flows compared with 2004 was primarily due to higher net income, but partially offset by higher pension and retirement plan fundings. In 2005, we funded $995 million to our pension and postretirement benefit plans as compared to $585 million in 2004. As discussed in Note 5 to the consolidated financial statements, pension and postretirement health contributions to plan trusts in 2006 are projected to be approximately $828 million. In 2005, we received a $374 million tax refund associated with the 1985-1990 settlement with the Internal Revenue Service (“IRS”) reached previously, primarily on tax matters related to excess value package insurance. In 2004, we received $610 million from a tax settlement with the IRS for tax years 1983-84 and 1991-98.

On November 18, 2005, we announced a rate increase and a change in the fuel surcharge that took effect on January 2, 2006. We increased rates 5.5% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and

3.9% on UPS Ground. We also increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes include a new charge for undeliverable packages after three delivery attempts and an increase in rates for proof of delivery features for our Delivery Required and Signature Confirmation services. The residential surcharge increased $0.25 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, in January 2006 we modified the fuel surcharge on domestic and international air services by reducing by 2% the index used to determine the fuel surcharge. The air fuel surcharge continues to remain subject to a maximum cap of 12.5%. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities was $975 million, $3.638 billion, and $2.742 billion in 2005, 2004, and 2003, respectively. The decrease in 2005 compared with 2004 was primarily due to the net sales of marketable securities and short-term investments to fund business acquisitions and the aforementioned benefit plan contributions. In 2005, we spent $1.488 billion on business acquisitions, primarily Overnite Corp., Lynx Express Ltd. in the United Kingdom, Messenger Service Stolica S.A. in Poland, and the express operations of Sinotrans Air Transportation Development Co. Ltd. in China. In 2004, we spent $238 million on business acquisitions, primarily Menlo Worldwide Forwarding, Inc. and the 49% minority interest in Yamato Express Co. in Japan (See Note 7). We expect to make additional payments related to business acquisitions of approximately $50 million during 2006, primarily related to the Sinotrans transaction. We generated cash of $95 and $318 million in 2005 and 2004, respectively, due to the sales and customer paydowns of finance receivables, primarily in our leasing, asset-based lending, and receivable factoring businesses.

Capital expenditures represent a primary use of cash in investing activities, as follows (in millions):

	2005	2004	2003
Buildings and facilities	$495	$547	$451
Aircraft and parts	874	829	1,019
Vehicles	456	393	161
Information technology	362	358	316

	$2,187	$2,127	$1,947

As described in the “Commitments” section below, we have commitments for the purchase of aircraft, vehicles, equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. We fund our capital expenditures with our cash from operations.

Net Cash Used In Financing Activities

Net cash used in financing activities was $4.175, $2.014, and $2.110 billion in 2005, 2004, and 2003, respectively. Our primary uses of cash in financing activities have been to repurchase stock, pay dividends, and repay long-term debt. In August 2005, the Board of Directors authorized an additional $2.0 billion for future share repurchases, in addition to the amount remaining under our October 2004 share repurchase authorization. We repurchased a total of 33.9 million shares of Class A and Class B common stock for $2.479 billion in 2005, and 18.1 million shares for $1.310 billion in 2004. As of December 31, 2005, we had $1.338 billion of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.33 per share in 2005 from $0.28 per share in 2004, resulting in an increase in total cash dividends paid to $1.391 billion from $1.208 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

During 2005, we repaid $589 million in debt, primarily consisting of paydowns of commercial paper, scheduled principal payments on capital lease obligations, and repayments of debt that was previously assumed with the acquisitions of Lynx Express Ltd. and Overnite Corp. Issuances of debt were $128 million in 2005, and consisted primarily of loans related to our investment in certain equity-method real estate partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $739 million outstanding under these programs as of December 31, 2005, with an average interest rate of 4.01%. The entire balance outstanding has been classified as a current liability in our balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. There were no amounts outstanding under this program as of December 31, 2005.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 20, 2006 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 2005.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at December 31, 2005, all of which consists of issuances under our UPS Notes program.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of December 31, 2005.

Commitments

We have contractual obligations and commitments in the form of operating leases, capital leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes our contractual obligations and commitments as of December 31, 2005 (in millions):

Year	Capitalized Leases	Operating Leases	Debt Principal	Purchase Commitments	Other Liabilities
2006	$64	$403	$774	$1,280	$48
2007	107	348	70	826	68
2008	115	248	37	738	69
2009	66	176	104	652	65
2010	61	126	30	478	62
After 2010	1	544	2,637	689	285

Total	$414	$1,845	$3,652	$4,663	$597

During 2005, we took delivery of six Boeing MD-11 aircraft and seven Airbus A300-600 aircraft. The final six firm Airbus A300-600 aircraft are scheduled for delivery by July 2006. We have firm commitments to purchase 13 Boeing MD-11 aircraft, and we expect to take delivery of these aircraft during 2006 and 2007. In 2005, we made firm commitments to purchase eight Boeing 747-400F aircraft scheduled for delivery during 2007 and 2008, and two Boeing 747-400SF aircraft scheduled for delivery during 2008. In addition, we have a firm commitment to purchase 10 Airbus A380 aircraft and options to purchase 10 additional A380 aircraft. The A380 aircraft deliveries are scheduled between 2009 and 2012. These aircraft purchase orders will provide for the replacement of existing capacity and anticipated future growth.

As of December 31, 2005, we had outstanding letters of credit totaling approximately $2.095 billion issued in connection with routine business requirements. As of December 31, 2005, we had unfunded loan commitments totaling $416 million associated with our financial business.

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

With the assistance of outside counsel, we have undertaken an internal investigation of certain conduct within our Supply Chain Solutions subsidiary in certain locations outside the United States. Our investigation has determined that certain conduct, which commenced prior to our subsidiary’s 2001 acquisition of a freight forwarding business that was part of Fritz Companies Inc., may have violated the United States Foreign Corrupt Practices Act. Our investigation also determined that a small number of former employees directed the conduct in question. The monetary value involved in this conduct appears to be immaterial. We have implemented numerous remediation steps, and our investigation continues. In March 2006 we informed the SEC and the Department of Justice of our investigation, and we intend to cooperate fully with any review by the government of these issues. We do not believe that the results of this investigation, the remediation or related penalties, if any, will have a material adverse effect on our financial condition, liquidity or results of operations, nor do we believe that these matters will have a material adverse effect on our business and prospects.

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

As of December 31, 2005, we had approximately 241,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. The majority of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable December 31, 2003. Negotiations are ongoing with the assistance of the National Mediation Board. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

Commodity Price Risk

We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline, which are used in the transportation of packages. Additionally, we are exposed to an increase in the prices of other energy products, primarily natural gas and electricity, used in our operating facilities throughout the world. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel and energy prices. These derivative instruments generally cover forecasted fuel and energy consumption for periods of one to three years. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2005 and 2004 was an asset of $192 and $101 million, respectively. The potential loss in the fair value of these derivative contracts, assuming a hypothetical 10% adverse change in the underlying commodity price, would be approximately $35 and $32 million at December 31, 2005 and 2004, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods up to one year. As of December 31, 2005 and 2004, the net fair value of the hedging instruments described above was an asset (liability) of $52 and $(28) million, respectively. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $65 and $117 million at December 31, 2005 and 2004, respectively. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

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

Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt and swap instruments at both December 31, 2005 and 2004 would be approximately $29 million.

As described in Note 2 to the consolidated financial statements, we have certain investments in debt, auction rate, and preferred securities that accrue income at variable rates of interest. The potential change in annual investment income resulting from a hypothetical 100 basis point change in interest rates applied to our investments exposed to variable interest rates at December 31, 2005 and 2004 would be approximately $14 and $45 million, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, we hold a portfolio of finance receivables that accrue income at fixed and floating rates of interest. The potential change in the annual income resulting from a hypothetical 100 basis point change in interest rates applied to our variable rate finance receivables at December 31, 2005 and 2004 would be immaterial.

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

Equity Price Risk

We hold investments in various common equity securities that are subject to price risk, and for certain of these securities, we utilize options to hedge this price risk. At December 31, 2005 and 2004, the fair value of such investments was $89 and $77 million, respectively. The potential change in the fair value of such investments, assuming a 10% change in equity prices net of the offsetting impact of any hedges, would be approximately $9 and $8 million at December 31, 2005 and 2004.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which replaces FAS 123 and supercedes APB 25. FAS 123(R) requires all share-based awards to employees, including grants of employee stock options, to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We had previously adopted the fair value recognition provisions of the original FAS 123, prospectively for all new stock compensation awards granted to employees subsequent to January 1, 2003. FAS 123(R) was effective beginning with the first interim or annual period after June 15, 2005; the SEC deferred the effective date, and as a result, we adopted FAS 123(R) on January 1, 2006. On that date, there were no unvested stock options or other forms of employee stock compensation issued prior to January 1, 2003.

We issue employee share-based awards, under our Incentive Compensation Plan, that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

Upon our adoption of FAS 123(R), we will revise our approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We will continue to apply the nominal vesting period approach for any awards granted prior to January 1, 2006, and for the remaining portion of the then unvested outstanding awards.

If we had accounted for all share-based compensation awards granted prior to January 1, 2006 under the non-substantive vesting period approach, the impact to our net income and earnings per share would have been immaterial for all prior periods. The adoption of the non-substantive vesting period approach is expected to reduce 2006 net income by an estimated $29 million, or $0.03 per diluted share, based on share-based awards that we are anticipating granting in 2006.

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”;

•	EITF 05-6, “Determining the Amortization Period for Leasehold Improvements”; and

•	FASB Statement No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”.

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

The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our FAS 5 evaluation. We record a liability for a loss that meets the recognition criteria of FAS 5. These criteria require recognition of a liability when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that meet the recognition criteria under FAS 5, excluding those related to income taxes and self insurance which are discussed further below, were not material to the Company’s financial position as of December 31, 2005. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2005, because a loss is not reasonably estimable.

Goodwill Impairment—We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires annual impairment testing of goodwill for each of our reporting units. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet.

We use a discounted cash flow model (DCF model) to estimate the fair value of our goodwill. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units.

As of December 31, 2005, our recorded goodwill was $2.549 billion, of which $2.259 billion relates to our Supply Chain and Freight segment. This segment of our business has experienced rapid growth over the last several years, largely due to a number of acquisitions that we have made. Because of its growth, this segment continues to experience significant change as we integrate the acquired companies, resulting in higher volatility in our DCF model projections than for our other segments. Our annual impairment tests performed in 2005, 2004 and 2003 resulted in no goodwill impairment.

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

Workers compensation, automobile liability and general liability insurance claims may take several years to completely settle. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve the claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in health care costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Changes in state legislation with respect to workers compensation can affect the adequacy of our self-insurance accruals. All of these factors can result in revisions to prior actuarial projections and produce a material difference between estimated and actual operating results.

We sponsor a number of health and welfare insurance plans for our employees. We use estimates from third party actuaries to establish the liabilities for these plans. These liabilities and related expenses are based on estimates of the number of employees and eligible dependents covered under the plans, anticipated medical usage by participants and overall trends in medical costs and inflation. Actual results may differ from these estimates and, therefore, produce a material difference between estimated and actual operating results.

Pension and Postretirement Medical Benefits—Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. A 25 basis point change in the assumed discount rate, expected return on assets, and health care cost trend rate for the pension and postretirement benefit plans would result in the following increases (decreases) on the Company’s costs and obligations for the year 2005 (in millions):

	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on net periodic benefit cost	$(54)	$55
Effect on projected benefit obligation	(548)	571

Return on Assets:
Effect on net periodic benefit cost	(26)	26

Postretirement Medical Plans
Discount Rate:
Effect on net periodic benefit cost	(5)	5
Effect on projected benefit obligation	(77)	79

Health Care Cost Trend Rate:
Effect on net periodic benefit cost	3	(2)
Effect on projected benefit obligation	22	(14)

Financial Instruments—As discussed in Notes 2, 3, 8, and 16 to our consolidated financial statements, and in the “Market Risk” section of this report, we hold and issue financial instruments that contain elements of market risk. Certain of these financial instruments are required to be recorded at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads, and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange, and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates, interest rates, and equity prices is presented in the “Market Risk” section of this report.

Depreciation, Residual Value, and Impairment of Fixed Assets—As of December 31, 2005, we had approximately $15.289 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The circumstances that would indicate potential impairment may include, but are not limited to, a significant change in the extent to which an asset is utilized, a significant decrease in the market value of an asset, and operating or cash flow losses associated with the use of the asset. In estimating cash flows, we project future volume levels for our different air express products in all geographic regions in which we do business. Adverse changes in these volume forecasts, or a shortfall of our actual volume compared with our projections, could result in our current aircraft capacity exceeding current or projected demand. This situation would lead to an excess of a particular aircraft type, resulting in an aircraft impairment charge or a reduction of the expected life of an aircraft type (thus resulting in increased depreciation expense).

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

These charges are classified in the caption “other expenses” within other operating expenses (see Note 13 to the consolidated financial statements). UPS continues to operate all of its other aircraft and continues to experience positive cash flow, and no impairments of aircraft were recognized in 2005.

Income Taxes—We operate in numerous countries around the world and are subject to income taxes in many jurisdictions. We estimate our annual effective income tax rate based on statutory income tax rates in these jurisdictions and take into consideration items that are treated differently for financial reporting and tax purposes. The process of estimating our effective income tax rate involves judgments related to tax planning and expectations regarding future events, including the impact of adjustments, if any, resulting from the resolution of audits of open tax years by the Internal Revenue Service or other taxing authorities.

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

During 2004 and 2003, the resolution of tax matters with the Internal Revenue Service and other taxing authorities produced reductions in income tax expense of $142 and $77 million, respectively.

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

Risk Factors

The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•	The effect of general economic and other conditions in the markets in which we operate, both in the United States and internationally. Our operations in international markets are also affected by currency exchange and inflation risks.

•	The impact of competition on a local, regional, national, and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Our industry is undergoing rapid consolidation, and the combining entities are competing aggressively for business.

•	The impact of complex and stringent aviation, transportation, environmental, labor, employment and other governmental laws and regulations, and the impact of new laws and regulations that may result from increased concerns about homeland security. Our failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct our operations.

•	Strikes, work stoppages and slowdowns by our employees. Such actions may affect our ability to meet our customers needs, and customers may do more business with competitors if they believe that such actions may adversely affect our ability to provide service. We may face permanent loss of customers if we are unable to provide uninterrupted service. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

•	Possible disruption of supplies, or an increase in the prices, of gasoline, diesel and jet fuel for our aircraft and delivery vehicles as a result of war or other factors. We require significant quantities of fuel and are exposed to the commodity price risk associated with variations in the market price for petroleum products.

•	Cyclical and seasonal fluctuations in our operating results due to decreased demand for our services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information about market risk can be found in Item 7 of this report under the caption “Market Risk.”

Item 8.	Financial Statements and Supplementary Data

Our financial statements are filed together with this report. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this report. Supplementary data appear in Note 18 to our financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures and internal controls over financial reporting were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

During 2005, the Supply Chain and Freight segment of our Company migrated significant freight services transaction volume previously processed by separate operating systems to a single freight operating system (E2K). The E2K freight operating system was utilized by Menlo Worldwide Forwarding, a company we acquired in 2004. This migration represents a significant change to the processes and controls for this segment of our business.

Also during 2005, the Company completed the acquisitions of Overnite Corporation and other entities. The Company performed due diligence procedures associated with the acquisition of these entities and is in the process of incorporating the separate financial reporting processes applicable to these entities into the Company’s internal control structure.

There were no other changes in the Company’s internal controls over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See page F-2 for management’s report on internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information about our directors and our audit committee financial expert is presented under the captions “Election of Directors” and “Committees of the Board of Directors — Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2006 and is incorporated herein by reference.

Information about our executive officers can be found in Part I of this report under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2006 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the caption “Compensation of Executive Officers and Directors,” excluding the information under the caption “Report of the Compensation Committee,” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2006 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant and Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 4, 2006 and is incorporated herein by reference.

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

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. BEYSTEHNER John J. Beystehner	Chief Operating Officer and Director	March 14, 2006

/S/ MICHAEL J. BURNS Michael J. Burns	Director	March 11, 2006

/S/ D. SCOTT DAVIS D. Scott Davis	Senior Vice President, Chief Financial Officer and Treasurer and Director (Principal Financial and Accounting Officer)	March 14, 2006

/S/ STUART E. EIZENSTAT Stuart E. Eizenstat	Director	March 12, 2006

/S/ MICHAEL L. ESKEW Michael L. Eskew	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/S/ JAMES P. KELLY James P. Kelly	Director	March 10, 2006

Ann M. Livermore	Director

/S/ GARY E. MACDOUGAL Gary E. MacDougal	Director	March 14, 2006

/S/ VICTOR A. PELSON Victor A. Pelson	Director	March 10, 2006

/S/ JOHN W. THOMPSON John W. Thompson	Director	March 14, 2006

/S/ CAROL B. TOMÉ Carol B. Tomé	Director	March 14, 2006

/S/ BEN VERWAAYEN Ben Verwaayen	Director	March 14, 2006

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

Item 8—Financial Statements

Management’s Report on Internal Control Over Financial Reporting

UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (“the Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2005. The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareowners’ equity and cash flows for the year ended December 31, 2005, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

United Parcel Service, Inc.

March 14, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Parcel Service, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareowners’ equity, and cash flows for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company began applying prospectively the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2006

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash & cash equivalents	$1,369	$739
Marketable securities & short-term investments	1,672	4,458
Accounts receivable, net	5,950	5,156
Finance receivables, net	411	524
Income tax receivable	—	371
Deferred income taxes	475	392
Other current assets	1,126	965

Total Current Assets	11,003	12,605
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $14,268 and $13,505 in 2005 and 2004	15,289	13,973
Prepaid Pension Costs	3,932	3,222
Goodwill	2,549	1,255
Intangible Assets, Net	684	669
Other Assets	1,765	1,364

	$35,222	$33,088

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$821	$1,187
Accounts payable	2,352	2,312
Accrued wages & withholdings	1,324	1,197
Dividends payable	364	315
Income taxes payable	180	79
Other current liabilities	1,752	1,439

Total Current Liabilities	6,793	6,529
Long-Term Debt	3,159	3,261
Accumulated Postretirement Benefit Obligation, Net	1,704	1,470
Deferred Taxes, Credits & Other Liabilities	6,682	5,450
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 454 and 515 in 2005 and 2004	5	5
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 646 and 614 in 2005 and 2004	6	6
Additional paid-in capital	—	417
Retained earnings	17,037	16,192
Accumulated other comprehensive loss	(164)	(242)
Deferred compensation obligations	161	169

	17,045	16,547
Less: Treasury stock (3 shares in 2005 and 2004)	(161)	(169)

	16,884	16,378

	$35,222	$33,088

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue	$42,581	$36,582	$33,485
Operating Expenses:
Compensation and benefits	22,517	20,823	19,251
Other	13,921	10,770	9,789

	36,438	31,593	29,040

Operating Profit	6,143	4,989	4,445

Other Income and (Expense):
Investment income	104	82	18
Interest expense	(172)	(149)	(121)
Gain on redemption of long-term debt	—	—	28

	(68)	(67)	(75)

Income Before Income Taxes	6,075	4,922	4,370
Income Taxes	2,205	1,589	1,472

Net Income	$3,870	$3,333	$2,898

Basic Earnings Per Share	$3.48	$2.95	$2.57

Diluted Earnings Per Share	$3.47	$2.93	$2.55

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREOWNERS’ EQUITY

(In millions, except per share amounts)

	2005		2004		2003
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	515	$5	571	$6	642	$7
Common stock purchases	(16)	—	(12)	—	(5)	—
Stock award plans	2	—	12	—	12	—
Common stock issuances	3	—	3	—	2	—
Conversions of Class A to Class B common stock	(50)	—	(59)	(1)	(80)	(1)

Balance at end of year	454	5	515	5	571	6

Class B Common Stock
Balance at beginning of year	614	6	560	5	482	4
Common stock purchases	(18)	—	(5)	—	(2)	—
Conversions of Class A to Class B common stock	50	—	59	1	80	1

Balance at end of year	646	6	614	6	560	5

Additional Paid-In Capital
Balance at beginning of year		417		662		387
Stock award plans		335		677		545
Common stock purchases		(922)		(1,075)		(398)
Common stock issuances		170		153		128

Balance at end of year		—		417		662

Retained Earnings
Balance at beginning of year		16,192		14,356		12,495
Net income		3,870		3,333		2,898
Dividends ($1.32, $1.12, and $0.92)		(1,468)		(1,262)		(1,037)
Common stock purchases		(1,557)		(235)		—

Balance at end of year		17,037		16,192		14,356

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Balance at beginning of year		(127)		(56)		(328)
Aggregate adjustment for the year		(36)		(71)		272

Balance at end of year		(163)		(127)		(56)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year		(5)		14		(34)
Current period changes in fair value (net of tax effect of $0, $(10), and $13)		—		(18)		21
Reclassification to earnings (net of tax effect of $10, $(1), and $17)		16		(1)		27

Balance at end of year		11		(5)		14

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year		(29)		(72)		(26)
Current period changes in fair value (net of tax effect of $81, $21, and $(6))		135		37		(9)
Reclassification to earnings (net of tax effect of $(14), $4, and $(21))		(23)		6		(37)

Balance at end of year		83		(29)		(72)

Additional minimum pension liability, net of tax:
Balance at beginning of year		(81)		(63)		(50)
Minimum pension liability adjustment (net of tax effect of $(8), $(10), and $(6))		(14)		(18)		(13)

Balance at end of year		(95)		(81)		(63)

Accumulated other comprehensive income (loss) at end of year		(164)		(242)		(177)

Deferred Compensation Obligations
Balance at beginning of year		169		136		84
Common stock held for deferred compensation obligations		(8)		33		52

Balance at end of year		161		169		136

Treasury Stock
Balance at beginning of year	(3)	(169)	(2)	(136)	(1)	(84)
Common stock held for deferred compensation obligations	—	8	(1)	(33)	(1)	(52)

Balance at end of year	(3)	(161)	(3)	(169)	(2)	(136)

Total Shareowners’ Equity at End of Year		$16,884		$16,378		$14,852

Comprehensive Income		$3,948		$3,268		$3,159

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$3,870	$3,333	$2,898
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,644	1,543	1,549
Postretirement benefits	115	135	84
Deferred taxes, credits and other	477	289	317
Stock award plans	234	610	497
Other (gains) losses	28	144	151
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(647)	(686)	(264)
Other current assets	213	390	13
Prepaid pension costs	(695)	(238)	(990)
Accounts payable	158	318	66
Accrued wages and withholdings	56	(73)	83
Income taxes payable	179	(399)	204
Other current liabilities	161	(35)	(32)

Net cash from operating activities	5,793	5,331	4,576

Cash Flows From Investing Activities:
Capital expenditures	(2,187)	(2,127)	(1,947)
Disposals of property, plant and equipment	27	75	118
Purchases of marketable securities and short-term investments	(7,623)	(6,322)	(8,083)
Sales and maturities of marketable securities and short-term investments	10,375	4,724	7,118
Net decrease in finance receivables	95	318	50
Cash received (paid) for business acquisitions & dispositions	(1,488)	(238)	8
Other investing activities	(174)	(68)	(6)

Net cash (used in) investing activities	(975)	(3,638)	(2,742)

Cash Flows From Financing Activities:
Proceeds from borrowings	128	811	361
Repayments of borrowings	(589)	(468)	(1,245)
Purchases of common stock	(2,479)	(1,310)	(398)
Issuances of common stock	164	193	154
Dividends	(1,391)	(1,208)	(956)
Other financing activities	(8)	(32)	(26)

Net cash (used in) financing activities	(4,175)	(2,014)	(2,110)

Effect Of Exchange Rate Changes On Cash	(13)	(4)	216

Net Increase (Decrease) In Cash And Cash Equivalents	630	(325)	(60)
Cash And Cash Equivalents:
Beginning of period	739	1,064	1,124

End of period	$1,369	$739	$1,064

Cash Paid During The Period For:
Interest (net of amount capitalized)	$169	$120	$126

Income taxes	$1,465	$2,037	$1,097

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

UPS concentrates its operations in the field of transportation services, primarily domestic and international letter and package delivery. Through our Supply Chain & Freight subsidiaries, we are also a global provider of specialized transportation, logistics, and financial services.

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

Forwarding Services and Logistics—Freight forwarding revenue and the expense related to the transportation of freight is recognized at the time the services are performed in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

UPS Capital—Income on loans and direct finance leases is recognized on the effective interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Income on operating leases is recognized on the straight-line method over the terms of the underlying leases.

UPS Freight—Revenue is recognized in accordance with EITF 91-9 “Revenue and Expense Recognition for Freight Services in Process.” For transactions in which we are the sole service provider, we use the percentage of completion method, based upon average transit time to recognize revenue.

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

Marketable Securities and Short-Term Investments

Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported, net of tax, as accumulated other comprehensive income (“OCI”), a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accretion of discounts to maturity. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

Investment securities are reviewed for impairment in accordance with FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—4.5 to 15 years; Aircraft—12 to 20 years; Buildings—10 to 40 years; Leasehold Improvements—lives of leases; Plant Equipment—5 to 10 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $32, $25, and $25 million for 2005, 2004, and 2003, respectively.

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

These charges are classified in the caption “other expenses” within other operating expenses (see Note 13). UPS continues to operate all of its other aircraft and continues to experience positive cash flow, and no impairments of aircraft were recognized in 2005.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Costs of purchased businesses in excess of net assets acquired (goodwill), and intangible assets are accounted for under the provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, we are required to test all goodwill for impairment at least annually, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a “reporting unit” basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit.

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results. Our annual impairment tests performed in 2005, 2004, and 2003 resulted in no goodwill impairment.

Finite-lived intangible assets, including trademarks, licenses, patents, customer lists and franchise rights are amortized over the estimated useful lives of the assets, which range from 2 to 20 years. Capitalized software is amortized over periods ranging from 3 to 5 years.

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

Foreign Currency Translation

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in OCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains (losses) of $(22), $44, and $21 million in 2005, 2004 and 2003, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the provisions of FASB Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” we have elected to adopt the measurement provisions of FAS 123 using the prospective method. Under this approach, all stock-based compensation granted subsequent to January 1, 2003 will be expensed to compensation and benefits over the vesting period based on the fair value at the date the stock-based compensation is granted. Stock compensation awards granted to date include stock options, management incentive awards, restricted performance units, and employer matching contributions (in shares of UPS stock) for a defined contribution benefit plan. The adoption of the measurement provisions of FAS 123 reduced 2005, 2004, and 2003 net income by $52 million ($0.05 per diluted share), $35 million ($0.03 per diluted share), and $20 million ($0.02 per diluted share), respectively.

The following provides pro forma information as to the impact on net income and earnings per share if we had used the fair value measurement provisions of FAS 123 to account for all stock-based compensation awards granted prior to January 1, 2003 (in millions, except per share amounts).

	2005	2004	2003
Net income	$3,870	$3,333	$2,898
Add: Stock-based employee compensation expense included in net income, net of tax effects	157	563	456
Less: Total pro forma stock-based employee compensation expense, net of tax effects	(165)	(588)	(507)

Pro forma net income	$3,862	$3,308	$2,847

Basic earnings per share
As reported	$3.48	$2.95	$2.57
Pro forma	$3.47	$2.93	$2.52
Diluted earnings per share
As reported	$3.47	$2.93	$2.55
Pro forma	$3.46	$2.91	$2.50

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

	2005	2004	2003
Stock options:
Expected dividend yield	1.60%	1.50%	1.22%
Risk-free interest rate	4.18%	4.31%	3.70%
Expected life in years	7	7	8
Expected volatility	18.21%	15.69%	19.55%
Weighted average fair value of options granted	$17.33	$16.24	$17.02

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004	2003
Discounted stock purchase plan:
Expected dividend yield	1.62%	1.42%	1.12%
Risk-free interest rate	2.84%	1.18%	1.06%
Expected life in years	0.25	0.25	0.25
Expected volatility	15.46%	16.83%	19.79%
Weighted average fair value of purchase rights*	$9.46	$9.56	$8.53

*	Includes the 10% discount from the market price (see Note 11).

Expected volatilities are based on the historical returns on our stock and, due to our limited history of being a publicly-traded company, an index of peer companies. The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which replaces FAS 123 and supercedes APB 25. FAS 123(R) requires all share-based awards to employees, including grants of employee stock options, to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We had previously adopted the fair value recognition provisions of the original FAS 123, prospectively for all new stock compensation awards granted to employees subsequent to January 1, 2003. FAS 123(R) was effective beginning with the first interim or annual period after June 15, 2005; the SEC deferred the effective date, and as a result, we adopted FAS 123(R) on January 1, 2006. On that date, there were no unvested stock options or other forms of employee stock compensation issued prior to January 1, 2003.

We issue employee share-based awards, under our Incentive Compensation Plan, that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

Upon our adoption of FAS 123(R), we will revise our approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We will continue to apply the nominal vesting period approach for any awards granted prior to January 1, 2006, and for the remaining portion of the then unvested outstanding awards.

If we had accounted for all share-based compensation awards granted prior to January 1, 2006 under the non-substantive vesting period approach, the impact to our net income and earnings per share would have been immaterial for all prior periods. The adoption of the non-substantive vesting period approach is expected to reduce 2006 net income by an estimated $29 million, or $0.03 per diluted share, based on share-based awards that we are anticipating granting in 2006.

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”;

•	EITF 05-6, “Determining the Amortization Period for Leasehold Improvements”; and

•	FASB Statement No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

The following is a summary of marketable securities and short-term investments at December 31, 2005 and 2004 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2005
U.S. government & agency securities	$400	$1	$3	$398
U.S. mortgage & asset-backed securities	393	1	5	389
U.S. corporate securities	425	—	4	421
U.S. state and local municipal securities	70	—	—	70
Other debt securities	2	—	—	2

Total debt securities	1,290	2	12	1,280
Common equity securities	42	19	—	61
Preferred equity securities	331	—	—	331

Current marketable securities & short-term investments	1,663	21	12	1,672

Non-current common equity securities	21	7	—	28

Total marketable securities & short-term investments	$1,684	$28	$12	$1,700

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2004
U.S. government & agency securities	$269	$1	$1	$269
U.S. mortgage & asset-backed securities	1,042	1	1	1,042
U.S. corporate securities	446	1	1	446
U.S. state and local municipal securities	1,098	—	—	1,098
Other debt securities	2	—	—	2

Total debt securities	2,857	3	3	2,857
Common equity securities	63	14	—	77
Preferred equity securities	1,546	—	22	1,524

Current marketable securities & short-term investments	$4,466	$17	$25	$4,458

Non-current common equity securities	—	—	—	—

Total marketable securities & short-term investments	$4,466	$17	$25	$4,458

The gross realized gains on sales of marketable securities totaled $2, $7, and $21 million in 2005, 2004, and 2003, respectively. The gross realized losses totaled $12, $5, and $7 million in 2005, 2004, and 2003, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $16, $0, and $58 million during 2005, 2004, and 2003, respectively.

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2005 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agency securities	$270	$2	$41	$1	$311	$3
U.S. mortgage & asset-backed securities	209	3	74	2	283	5
U.S. corporate securities	245	3	92	1	337	4
U.S. state and local municipal securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—

Total debt securities	724	8	207	4	931	12
Common equity securities	—	—	—	—	—	—
Preferred equity securities	7	—	7	—	14	—

	$731	$8	$214	$4	$945	$12

The unrealized losses in the U.S. government & agency securities, mortgage & asset-backed securities, and corporate securities relate to various fixed income securities, and are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2005, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$122	$121
Due after one year through three years	648	642
Due after three years through five years	89	89
Due after five years	431	428

	1,290	1,280
Equity securities	394	420

	$1,684	$1,700

NOTE 3. FINANCE RECEIVABLES

The following is a summary of finance receivables at December 31, 2005 and 2004 (in millions):

	2005	2004
Commercial term loans	$317	$360
Investment in finance leases	153	188
Asset-based lending	281	285
Receivable factoring	151	191

Gross finance receivables	902	1,024
Less: Allowance for credit losses	(20)	(25)

Balance at December 31	$882	$999

Outstanding receivable balances at December 31, 2005 and 2004 are net of unearned income of $34 and $35 million, respectively. When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2005 and 2004 (in millions):

	2005	2004
Customer receivable balances	$151	$191
Less: Amounts due to client	(101)	(112)

Net funds employed	$50	$79

Non-earning finance receivables were $24 and $38 million at December 31, 2005 and 2004, respectively. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2005	2004
Balance at January 1	$25	$52
Provisions charged to operations	11	14
Charge-offs, net of recoveries	(16)	(41)

Balance at December 31	$20	$25

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of finance receivables at December 31, 2005, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying Value
Due in one year or less	$423
Due after one year through three years	82
Due after three years through five years	61
Due after five years	336

$902

Based on interest rates for financial instruments with similar terms and maturities, the estimated fair value of finance receivables is approximately $883 and $991 million as of December 31, 2005 and 2004, respectively. At December 31, 2005, we had unfunded loan commitments totaling $416 million, consisting of standby letters of credit of $42 million and other unfunded lending commitments of $374 million.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in millions):

	2005	2004
Vehicles	$4,286	$3,784
Aircraft (including aircraft under capitalized leases)	12,289	11,590
Land	968	760
Buildings	2,404	2,164
Leasehold improvements	2,469	2,347
Plant equipment	4,982	4,641
Technology equipment	1,639	1,596
Equipment under operating lease	87	57
Construction-in-progress	433	539

	29,557	27,478
Less: Accumulated depreciation and amortization	(14,268)	(13,505)

	$15,289	$13,973

NOTE 5. EMPLOYEE BENEFIT PLANS

We sponsor various retirement and pension plans, including defined benefit and defined contribution plans which cover our employees worldwide. In the U.S. we maintain the following defined benefit pension plans (the “Plans”): UPS Retirement Plan, UPS Pension Plan, Retirement Plan for employees of Overnite Transportation Company, Pension Plan for Employees of Motor Cargo (a subsidiary of Overnite), and several non-qualified plans including the UPS Excess Coordinating Benefit Plan.

We also sponsor various retirement and pension plans covering certain of our non-U.S. employees. The majority of our non-U.S. obligations are for pension plans in Canada and the United Kingdom (including the Lynx acquisition in 2005). In addition, many of our non-U.S. employees are covered by government-sponsored retirement and pension plans. We are not directly responsible for providing benefits to participants of government-sponsored plans. In the pension benefits disclosures presented below, these non-U.S. plans are aggregated with our U.S. plans, as the non-U.S. plans we sponsor are not significant for disclosure purposes.

The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries who are not members of a collective bargaining unit. The Plan generally

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for retirement benefits based on average compensation levels earned by employees prior to retirement. Benefits payable under this Plan are subject to maximum compensation limits and the annual benefit limits for a tax qualified defined benefit plan as prescribed by the Internal Revenue Service. Effective December 31, 2005, the qualified defined benefit plans covering Overnite and Motor Cargo employees were merged with the UPS Retirement Plan and UPS Pension Plan.

The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to participants in the UPS Retirement Plan for amounts that exceed the benefit limits described above.

The UPS Pension Plan is noncontributory and includes certain eligible employees of participating domestic subsidiaries and members of collective bargaining units that elect to participate in the plan. The Plan provides for retirement benefits based on service credits earned by employees prior to retirement. Effective December 31, 2005, this plan includes those participants included in the Overnite acquisition who are covered by a collective bargaining agreement.

We also sponsor postretirement medical plans in the U.S. that provide health care benefits to our retirees who meet certain eligibility requirements and who are not otherwise covered by multi-employer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to collective bargaining agreements. We have the right to modify or terminate certain of these plans. These benefits have been provided to certain retirees on a noncontributory basis; however, in many cases, retirees are required to contribute all or a portion of the total cost of the coverage.

Net Periodic Benefit Cost

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows (in millions):

	Pension Benefits			Postretirement Medical Benefits
	2005	2004	2003	2005	2004	2003
Net Periodic Cost:
Service cost	$388	$344	$282	$92	$91	$79
Interest cost	628	533	465	170	164	148
Expected return on assets	(935)	(809)	(669)	(38)	(34)	(29)
Amortization of:
Transition obligation	3	6	8	—	—	—
Prior service cost	38	37	37	(7)	—	1
Actuarial (gain) loss	72	121	28	31	30	15

Net periodic benefit cost	$194	$232	$151	$248	$251	$214

Actuarial Assumptions

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Benefits			Postretirement Medical Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.09%	6.24%	6.75%	6.25%	6.25%	6.75%
Rate of compensation increase	3.98%	3.97%	4.00%	N/A	N/A	N/A
Expected return on assets	8.94%	8.95%	9.21%	9.00%	9.00%	9.25%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Discount rate	5.72%	6.09%	5.75%	6.25%
Rate of compensation increase	4.00%	3.98%	N/A	N/A

Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, mortality rates, and other factors. Actuarial assumptions are reviewed on an annual basis.

A discount rate is used to determine the present value of our future benefit obligations. For U.S. plans, the discount rate is determined by matching the expected cash flows to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. For international plans, the discount rate is selected based on high quality fixed income indices available in the country in which the plan is domiciled. This assumption is updated every year for each plan.

An assumption for return on plan assets is used to determine the expected return on asset component of net periodic benefit cost for the fiscal year. This assumption for our U.S. plans was evaluated using input from third-party consultants and various pension plan asset managers, including their long-term projection of returns for each asset class and our target allocation. For our U.S. plans, the 10-year U.S. Treasury yield is the foundation for all other asset class returns, and various risk premiums are added to determine the expected return for each allocation.

For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by country, based on the nature of liabilities and considering the demographic composition of the plan participants.

Health care cost trends are used to project future postretirement benefits payable from our plans. Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 8.5%, decreasing to 5.0% by the year 2009 and with consistent annual increases at those ultimate levels thereafter.

Assumed health care cost trends have a significant effect on the amounts reported for the U.S. postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$7	$(6)
Effect on postretirement benefit obligation	$88	$(58)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the plans’ benefit obligations and funded status as of our measurement date on September 30 (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Net benefit obligation at October 1, prior year	$9,280	$8,287	$2,648	$2,592
Service cost	388	344	92	91
Interest cost	628	533	170	164
Plan participants contributions	1	1	10	9
Plan amendments	13	3	(21)	(115)
Acquired businesses	1,476	—	119	—
Actuarial (gain) loss	1,260	299	58	36
Foreign currency exchange rate changes	(16)	18	—	—
Curtailments and settlements	(6)	—	—	—
Gross benefits paid	(249)	(205)	(149)	(129)

Net benefit obligation at September 30	$12,775	$9,280	$2,927	$2,648

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Fair value of plan assets at September 30	$13,209	$10,094	$509	$455
Benefit obligation at September 30	(12,775)	(9,280)	(2,927)	(2,648)

Funded status at September 30	434	814	(2,418)	(2,193)

Amounts not yet recognized:
Unrecognized net actuarial loss	2,613	1,996	817	810
Unrecognized prior service cost	274	298	(118)	(104)
Unrecognized net transition obligation	15	18	—	—
Employer contributions	8	6	15	17

Net asset (liability) recorded at December 31	$3,344	$3,132	$(1,704)	$(1,470)

Prepaid pension cost	$3,932	$3,222	$—	$—
Accrued benefit cost	(750)	(221)	(1,704)	(1,470)
Intangible asset	13	4	—	—
Accumulated other comprehensive income (pre-tax)	149	127	—	—

Net asset (liability) recorded at December 31	$3,344	$3,132	$(1,704)	$(1,470)

The accumulated benefit obligation for our pension plans as of September 30, 2005 and 2004 was $11.485 and $8.307 billion, respectively. In general, we use a measurement date of September 30 for our pension and postretirement benefit plans.

For our U.S. and international pension plans in which the accumulated benefit obligation exceeds the assets, we have recorded a minimum pension liability of $312 and $221 million at December 31, 2005 and 2004, respectively. This liability is included in accrued pension costs, as detailed in Note 9. As of December 31, 2005 and 2004, the Company has recorded an intangible asset of $13 and $4 million, respectively, representing the net unrecognized prior service cost for our unfunded plans. A total of $149 and $127 million at December 31, 2005

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2004, respectively, were recorded as a reduction of other comprehensive income in shareowners’ equity (net of the tax effect of $54 and $46 million, respectively).

Plan Assets

The following table provides a reconciliation of the changes in the pension and postretirement medical benefit plan assets as of September 30 (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Fair value of plan assets at October 1, prior year	$10,094	$7,933	$455	$409
Actual return on plan assets	1,499	1,139	62	51
Employer contributions	864	1,216	131	115
Plan participants’ contributions	1	1	10	9
Acquired businesses	1,012	—	—	—
Foreign currency exchange rate changes	(7)	10	—	—
Settlements	(5)	—	—	—
Gross benefits paid	(249)	(205)	(149)	(129)

Fair value of plan assets at September 30	$13,209	$10,094	$509	$455

Employer contributions and benefits paid under the pension plans include $9 and $8 million paid from employer assets in 2005 and 2004, respectively. Employer contributions and benefits paid (net of participant contributions) under the postretirement medical benefit plans include $69 and $57 million paid from employer assets in 2005 and 2004, respectively.

The asset allocation for our U.S. pension and other postretirement plans as of September 30, 2005 and 2004 and the target allocation for 2006, by asset category, are as follows:

	Weighted Average Target Allocation 2006	Percentage of Plan Assets at September 30,
		2005	2004
Equity securities	55% - 65%	62.1%	60.6%
Fixed income securities	20% - 30%	25.9%	28.0%
Real estate / other	10% - 15%	12.0%	11.4%

Total		100.0%	100.0%

Equity securities include UPS Class A shares of common stock in the amounts of $423 (3.4% of total plan assets) and $466 million (4.5% of total plan assets), as of September 30, 2005 and 2004, respectively.

The applicable benefit plan committees establish investment guidelines and strategies, and regularly monitor the performance of the funds and portfolio managers. Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for our pension assets are to (1) provide for a reasonable amount of long-term growth of capital, without undue exposure to risk; and protect the assets from erosion of purchasing power, and (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2005 and 2004, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2005	2004	2005	2004
As of September 30
Projected benefit obligation	$705	$438	$705	$433
Accumulated benefit obligation	578	354	578	350
Fair value of plan assets	266	132	266	129

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	Pension Benefits	Postretirement Medical Benefits
Employer Contributions:
2006 (expected) to plan trusts	$763	$65
2006 (expected) to plan participants	30	65

Expected Benefit Payments:
2006	$322	$132
2007	338	140
2008	376	149
2009	410	160
2010	454	170
2011 - 2015	3,136	1,000

Expected benefit payments for pensions will be primarily paid from plan trusts. Expected benefit payments for postretirement benefits will be paid from plan trusts and corporate assets. Our funding policy for U.S. plans is to contribute amounts annually that are at least equal to the amounts required by applicable laws and regulations, or to directly fund payments to plan participants, as applicable. International plans will be funded in accordance with local regulations. Additional discretionary contributions will be made when deemed appropriate to meet the long-term obligations of the plans.

Other Plans

We also contribute to several multi-employer pension plans for which the previous disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $1.289, $1.163, and $1.066 billion during 2005, 2004, and 2003, respectively.

We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the previous disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $798, $761, and $691 million during 2005, 2004, and 2003, respectively.

We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $105, $94, and $87 million for 2005, 2004, and 2003, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. GOODWILL, INTANGIBLES, AND OTHER ASSETS

The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2003 balance	$—	$100	$1,073	$1,173
Acquired	—	41	38	79
Impaired	—	—	—	—
Currency / Other	—	—	3	3

December 31, 2004 balance	—	141	1,114	1,255
Acquired	—	145	1,171	1,316
Impaired	—	—	—	—
Currency / Other	—	4	(26)	(22)

December 31, 2005 balance	$—	$290	$2,259	$2,549

The goodwill acquired in the International Package segment during 2005 resulted primarily from the purchase of Lynx Express Ltd. in the United Kingdom, Messenger Service Stolica S.A. in Poland, and the express operations of Sinotrans Air Transportation Development Co. Ltd. in China. The goodwill acquired in the Supply Chain & Freight segment during 2005 resulted primarily from the purchase of Overnite Corp., as well as the restructuring costs incurred in exiting certain activities from the Menlo Worldwide Forwarding operations acquired previously. The goodwill acquired in the International Package segment during 2004 resulted from the purchase of the remaining minority interest in UPS Yamato Express Co., while the goodwill acquired in the Supply Chain & Freight segment in 2004 resulted primarily from the purchase of Menlo Worldwide Forwarding. The currency/other balance includes escrow reimbursements from acquisitions completed previously. See Note 7 for further discussion of these business acquisition transactions.

The following is a summary of intangible assets at December 31, 2005 and 2004 (in millions):

	Trademarks, Licenses, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
December 31, 2005:
Gross carrying amount	$139	$108	$1,391	$13	$1,651
Accumulated amortization	(31)	(23)	(913)	—	(967)

Net carrying value	$108	$85	$478	$13	$684

Weighted-average amortization period (in years)	9.6	20.0	3.1	N/A	4.8

December 31, 2004:
Gross carrying amount	$29	$97	$1,249	$4	$1,379
Accumulated amortization	(16)	(18)	(676)	—	(710)

Net carrying value	$13	$79	$573	$4	$669

Amortization of intangible assets was $255, $221, and $196 million during 2005, 2004 and 2003, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2005 for the next five years is as follows (in millions): 2006—$179; 2007—$180; 2008—$179; 2009—$23; 2010—$23. Amortization expense in future periods will be affected by business acquisitions, software development, and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other assets as of December 31 consist of the following (in millions):

	2005	2004
Non-current finance receivables, net of allowance for credit losses	$471	$475
Other non-current assets	1,294	889

	$1,765	$1,364

NOTE 7. BUSINESS ACQUISITIONS AND DISPOSITIONS

We regularly explore opportunities to make acquisitions that would enhance our businesses. During the three years ended December 31, 2005, we completed several acquisitions, including both domestic and international transactions, which were accounted for under the purchase method of accounting. In connection with these transactions, we paid cash (net of cash acquired) in the aggregate amount of $1.488 billion, $238 million, and $30 million in 2005, 2004, and 2003, respectively. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions were not material on either an individual or aggregate basis. The results of operations of each acquired company are included in our statements of consolidated income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition.

During the second quarter of 2003, we sold our Mail Technologies business unit in a transaction that increased net income by $14 million, or $0.01 per diluted share. The gain consisted of a pre-tax loss of $24 million recorded in other operating expenses within the Supply Chain & Freight segment, and a tax benefit of $38 million recognized in conjunction with the sale. The tax benefit exceeded the pre-tax loss from this sale primarily because a goodwill impairment charge we previously recorded for the Mail Technologies business unit was not deductible for income tax purposes. Consequently, our tax basis was greater than our book basis, thus producing the tax benefit described above. The operating results of the Mail Technologies unit were previously included in the Supply Chain & Freight segment, and were not material to our operating results in any of the periods presented.

During the third quarter of 2003, we sold our Aviation Technologies business unit and recognized a pre-tax gain of $24 million ($15 million after-tax, or $0.01 per diluted share), which was recorded in other operating expenses within the U.S. Domestic Package segment. The operating results of the Aviation Technologies unit were previously included in the U.S. Domestic Package segment, and were not material to our operating results in any of the periods presented.

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

In December 2004, we acquired the Menlo Worldwide Forwarding, Inc. from CNF Inc. for $150 million in cash (net of cash acquired) plus the assumption of $110 million in principal amount of debt and capital lease obligations. Menlo Worldwide Forwarding, Inc. is a global freight forwarder that provides a full suite of heavy air freight forwarding services, ocean services and international trade management, including customs brokerage. Menlo Worldwide Forwarding, Inc. is now included as part of our Supply Chain & Freight reporting segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, we agreed with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sintotrans’ interest in our current joint venture in China. The agreement will result in the payment of $121 million to Sinotrans in 2005 and 2006. As of December 31, 2005, we have paid cash of $71 million, and have taken direct control of operations in all 23 locations. The operations being acquired are reported within our International Package reporting segment from the dates of acquisition.

In May 2005, we acquired Messenger Service Stolica S.A. (“Stolica”), one of the leading parcel and express delivery companies in Poland. Stolica’s operating results are included in our International Package reporting segment from the date of acquisition.

In August 2005, we acquired Overnite Corporation (“Overnite”) for approximately $1.225 billion in cash. Overnite offers a variety of less-than-truckload and truckload services to more than 60,000 customers in North America. The operating results of Overnite, which is now known as UPS Freight, are included in our Supply Chain and Freight reporting segment from the date of acquisition.

In September 2005, we acquired Lynx Express Ltd. (“Lynx”) for approximately $68 million in cash. Lynx Express was one of the largest independent parcel carriers in the United Kingdom. Lynx also offers customers a broad suite of logistics and spare parts logistics services. The operating results of Lynx are included in our International Package reporting segment from the date of acquisition.

We are in the process of finalizing the independent appraisals for certain assets and liabilities to assist management in allocating the purchase price of Lynx and Overnite to the individual assets acquired and liabilities assumed. This may result in adjustments to the carrying values of Lynx’s and Overnite’s recorded assets and liabilities, including the amount of any residual value allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the current best estimates of management and is subject to revision based on final determination of fair values of acquired assets and assumed liabilities. We anticipate the valuations and other studies will be completed prior to the anniversary dates of the acquisitions.

The allocation of the total purchase price of the 2005 acquisitions discussed above (preliminary allocation in the case of Lynx and Overnite) and other smaller acquisitions, as well as the 2005 purchase price adjustments related to acquisitions closed in 2004, resulted in the following condensed balance sheet of assets acquired and liabilities assumed (in millions):

	Assets		Liabilities
Cash and cash equivalents	$25	Accounts payable	$77
Accounts receivable	246	Accrued wages and withholdings	41
Other current assets	57	Other current liabilities	254
Property, plant, and equipment	701	Current maturities of long-term debt	48
Goodwill	1,316	Deferred taxes, credits and other liabilities	338
Intangible assets	119	Long-term debt	78
Other assets	4	Accumulated postretirement benefit obligation	119

	$2,468		$955

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. LONG-TERM DEBT AND COMMITMENTS

Long-term debt, as of December 31, consists of the following (in millions):

	2005	2004
8.38% debentures, due April 1, 2020 (i)	$457	$463
8.38% debentures, due April 1, 2030 (i)	293	276
Commercial paper (ii)	739	1,015
Industrial development bonds, Philadelphia Airport facilities, due December 1, 2015 (iii)	100	100
Special facilities revenue bonds, Louisville Airport facilities, due January 1, 2029 (iv)	149	149
Floating rate senior notes (v)	441	441
Capitalized lease obligations (vi)	278	401
UPS Notes (vii)	377	393
5.50% Pound Sterling notes, due February 12, 2031	863	961
Special facilities revenue bonds, Dayton, OH facilities (viii)	119	121
Installment notes, mortgages, and bonds at various rates	164	128

	3,980	4,448
Less current maturities	(821)	(1,187)

	$3,159	$3,261

(i)	On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8.38% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. Portions of the fixed obligations associated with the debentures were swapped to floating rates during 2004 and 2005, based on six month LIBOR plus a spread. Including the effect of the swaps, the average interest rate paid on the debentures for 2005 and 2004 was 7.39% and 7.49%, respectively.
(ii)	The weighted average interest rate on the commercial paper outstanding as of December 31, 2005 and 2004, was 4.01% and 2.10%, respectively. At December 31, 2005 and 2004, the entire commercial paper balance has been classified as a current liability. The amount of commercial paper outstanding in 2006 is expected to fluctuate. We are authorized to borrow up to $7.0 billion under the two U.S. commercial paper programs we maintain as of December 31, 2005. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2005.
(iii)	The industrial development bonds bear interest at a daily variable rate. The average interest rates for 2005 and 2004 were 2.21% and 1.08%, respectively.
(iv)	The special facilities revenue bonds bear interest at a daily variable rate. The average interest rates for 2005 and 2004 were 2.41% and 1.20%, respectively.
(v)	The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2005 and 2004 were 2.87% and 1.00%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(vi)	We have certain aircraft subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of aircraft subject to capital leases, which are included in Property, Plant and Equipment is as follows as of December 31 (in millions):

	2005	2004
Aircraft	$2,054	$1,795
Accumulated amortization	(315)	(257)

	$1,739	$1,538

(vii)	The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2005, the coupon rates of the outstanding notes varied between 3.00% and 6.20%, and the interest payments are made either monthly, quarterly or semiannually. The maturities of the notes range from 2006 to 2024. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2005 and 2004 was 3.09% and 1.13%, respectively.
(viii)	The special facilities revenue bonds were assumed in the acquisition of Menlo Worldwide Forwarding in December 2004 (see Note 7). The bonds have a par value of $108 million, $62 million of which is due in 2009, while the remaining $46 million is due in 2018. The bonds due in 2018 are callable beginning in 2008. The bonds due in 2018 bear interest at a fixed rate of 5.63%, while the bonds due in 2009 bear interest at fixed rates ranging from 6.05% to 6.20%. The bonds were recorded at fair value on the date of acquisition.

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $4.327 and $4.708 billion as of December 31, 2005 and 2004, respectively.

We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2055. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $742, $693, and $678 million for 2005, 2004 and 2003, respectively.

The following table sets forth the aggregate minimum lease payments under capitalized and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capitalized Leases	Operating Leases	Debt Principal	Purchase Commitments
2006	$64	$403	$774	$1,280
2007	107	348	70	826
2008	115	248	37	738
2009	66	176	104	652
2010	61	126	30	478
After 2010	1	544	2,637	689

Total	414	$1,845	$3,652	$4,663

Less: imputed interest	(136)

Present value of minimum capitalized lease payments	278
Less: current portion	(54)

Long-term capitalized lease obligations	$224

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, we had outstanding letters of credit totaling approximately $2.095 billion issued in connection with routine business requirements.

We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.0 billion each, with one expiring April 20, 2006 and the other April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2005, there were no outstanding borrowings under these facilities.

We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. The debt may be denominated in a variety of currencies. There was approximately $126 million issued under this shelf registration statement at December 31, 2005.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were passed as of December 31, 2005.

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

NOTE 9. DEFERRED TAXES, CREDITS, AND OTHER LIABILITIES

Deferred taxes, credits, and other liabilities as of December 31 consist of the following (in millions):

	2005	2004
Deferred income taxes (see Note 14)	$3,425	$3,274
Insurance reserves	1,354	1,136
Accrued pension cost (see Note 5)	750	221
Other credits and non-current liabilities	1,153	819

	$6,682	$5,450

NOTE 10. LEGAL PROCEEDINGS AND CONTINGENCIES

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2005, management incentive awards, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan.

Management Incentive Awards & Restricted Stock Units

Persons earning the right to receive management incentive awards are determined annually by the Compensation Committee of the UPS Board of Directors. In years prior to 2005, management incentive awards

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisted entirely of UPS Class A common stock that was fully vested in the year of grant. During the first quarter of 2005, we modified our management incentive awards program to provide that half of the annual management incentive award, with certain exceptions, be made in restricted stock units, which generally vest over a five-year period. The other half of the award granted in November 2005 was in the form of cash or unrestricted shares of Class A common stock and was fully vested at the time of grant. Amounts expensed for management incentive awards, including the restricted stock units, were $404, $738, and $606 million during 2005, 2004, and 2003, respectively.

Upon vesting, restricted stock units result in the issuance of the equivalent number of UPS Class A common shares after required tax withholdings. Except in the case of death, disability, or retirement, restricted stock units vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. All restricted stock units granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on restricted stock units are reinvested in additional restricted stock units at each dividend payable date. As of December 31, 2005, we had a total of 5.108 million restricted stock units outstanding, with approximately 1.022 million units, before tax withholdings, vesting each year from 2006 through 2010.

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS Class A common stock. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option was granted.

Persons earning the right to receive stock options are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, options granted under the Incentive Compensation Plan are generally exercisable three to five years from the date of grant and before the expiration of the option 10 years after the date of grant. All options granted are subject to earlier cancellation or exercise under certain conditions. Options granted to eligible employees will generally be granted annually during the first half of each year at the discretion of the Compensation Committee.

The following is an analysis of options to purchase shares of Class A common stock issued and outstanding:

	2005		2004		2003
	Weighted Average Price	Shares (in thousands)	Weighted Average Price	Shares (in thousands)	Weighted Average Price	Shares (in thousands)
Outstanding at beginning of year	$59.96	17,701	$48.02	22,745	$38.73	27,745
Exercised	56.44	(1,325)	26.97	(7,351)	18.59	(7,297)
Granted	72.18	2,667	70.70	2,663	62.40	2,860
Forfeited / expired	67.09	(309)	58.70	(356)	44.63	(563)

Outstanding at end of year	$61.84	18,734	$59.96	17,701	$48.02	22,745

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$ 16.60 - $50.00	2,052	3.85	$49.90	2,052	$49.90
$ 50.37 - $56.90	3,953	5.22	56.85	3,953	56.85
$ 57.45 - $60.22	4,831	6.26	60.19	4,831	60.19
$ 60.38 - $70.70	5,253	7.81	66.43	28	61.94
$ 71.88 - $116.48	2,645	9.28	72.43	29	94.85

	18,734	6.64	$61.84	10,893	$57.13

Restricted Performance Units

Beginning in 2003, we issued restricted performance units under the Incentive Compensation Plan. Upon vesting, restricted performance units result in the issuance of the equivalent number of UPS Class A common shares after required tax withholdings. Persons earning the right to receive restricted performance units are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, restricted performance units vest five years after the date of grant. All restricted performance units granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on restricted performance units are reinvested in additional restricted performance units at each dividend payable date. Restricted performance units also allow for bonus shares to be issued, comprising 10% of the original award, if certain company-wide performance goals are attained in the year of vesting. During 2005, 2004, and 2003, the Company issued 1.076, 1.083, and 1.164 million restricted performance units, respectively. As of December 31, 2005, we had the following restricted performance units outstanding, including reinvested dividends:

Year of Award	Units Outstanding (in thousands)	Remaining Vesting Period (in years)	Average Fair Value at Grant Date
2003	1,129	2.33	$62.40
2004	1,067	3.33	70.70
2005	1,068	4.33	72.07

	3,264	3.31	$68.28

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS Class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of UPS Class B common stock on the first or the last day of each quarterly period. Employees purchased 2.0, 1.8, and 1.9 million shares at average prices of $64.54, $62.75, and $54.08 per share during 2005, 2004, and 2003, respectively.

Deferred Compensation Obligations

We maintain a deferred compensation plan whereby certain employees may elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “Deferred compensation

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations” in the shareowners’ equity section of the balance sheet. The amount of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

We report our operations in three segments: U.S. Domestic Package operations, International Package operations, and Supply Chain & Freight operations. Package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic area.

U.S. Domestic Package

Domestic Package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

International Package

International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or distribution outside the United States. Our International Package reporting segment includes the operations of our Europe, Asia, and Americas operating segments.

Supply Chain & Freight

Supply Chain & Freight includes our forwarding services and logistics operations, the operations of Overnite Corp. (acquired August 2005, and now known as UPS Freight), and other aggregated business units. Our forwarding services and logistics business include the operations acquired with the purchase of Menlo Worldwide Forwarding, Inc. (now collectively known as UPS Supply Chain Solutions). Forwarding services and logistics includes supply chain design and management, freight distribution and customs brokerage services. UPS Freight offers a variety of less-than-truckload (LTL) and truckload services to customers in North America. Other aggregated business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store), UPS Capital, mail, consulting and professional services.

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (see Note 1), with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, short-term investments, and equity-method real estate investments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2005	2004	2003
Revenue:
U.S. Domestic Package	$28,610	$26,960	$25,362
International Package	7,977	6,809	5,609
Supply Chain & Freight	5,994	2,813	2,514

Consolidated	$42,581	$36,582	$33,485

Operating Profit:
U.S. Domestic Package	$4,493	$3,702	$3,657
International Package	1,494	1,149	732
Supply Chain & Freight	156	138	56

Consolidated	$6,143	$4,989	$4,445

Assets:
U.S. Domestic Package	$20,781	$18,944	$18,156
International Package	4,987	4,728	4,287
Supply Chain & Freight	7,126	4,878	4,498
Unallocated	2,328	4,538	2,793

Consolidated	$35,222	$33,088	$29,734

Depreciation and Amortization Expense:
U.S. Domestic Package	$1,005	$971	$993
International Package	491	465	454
Supply Chain & Freight	148	107	102

Consolidated	$1,644	$1,543	$1,549

Revenue by product type for the years ended December 31 is as follows (in millions):

	2005	2004	2003
U.S. Domestic Package:
Next Day Air	$6,381	$6,084	$5,621
Deferred	3,258	3,193	3,015
Ground	18,971	17,683	16,726

Total U.S. Domestic Package	28,610	26,960	25,362
International Package:
Domestic	1,588	1,346	1,134
Export	5,856	4,991	4,049
Cargo	533	472	426

Total International Package	7,977	6,809	5,609
Supply Chain & Freight:
Forwarding Services and Logistics	4,737	2,379	2,126
UPS Freight	797	—	—
Other	460	434	388

Total Supply Chain & Freight	5,994	2,813	2,514

Consolidated	$42,581	$36,582	$33,485

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2005	2004	2003
United States:
Revenue	$31,871	$28,035	$26,968
Long-lived assets	$19,704	$16,033	$15,634
International:
Revenue	$10,710	$8,547	$6,517
Long-lived assets	$4,044	$3,975	$3,567
Consolidated:
Revenue	$42,581	$36,582	$33,485
Long-lived assets	$23,748	$20,008	$19,201

Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, prepaid pension costs, long-term investments, goodwill, and intangible assets.

NOTE 13. OTHER OPERATING EXPENSES

The major components of other operating expenses for the years ended December 31 are as follows (in millions):

	2005	2004	2003
Repairs and maintenance	$1,097	$1,005	$955
Depreciation and amortization	1,644	1,543	1,549
Purchased transportation	4,050	2,059	1,828
Fuel	2,085	1,416	1,050
Other occupancy	872	752	730
Other expenses	4,173	3,995	3,677

	$13,921	$10,770	$9,789

In 2005, we reclassified certain amounts between “other expenses” and “compensation and benefits” expense, related to the capitalization of internally-developed software. Amounts were also reclassified in all prior periods for consistent presentation in our consolidated income statement. The reclassification had the effect of increasing other expenses, and reducing compensation and benefits expense, by $92, $93, and $77 million in 2005, 2004, and 2003, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2005	2004	2003
Current:
U.S. Federal	$1,683	$1,675	$1,103
U.S. State & Local	176	71	112
Non-U.S.	135	98	86

Total Current	1,994	1,844	1,301
Deferred:
U.S. Federal	211	(155)	181
U.S. State & Local	6	(84)	(11)
Non-U.S.	(6)	(16)	1

Total Deferred	211	(255)	171

Total	$2,205	$1,589	$1,472

Income before income taxes includes income of non-U.S. subsidiaries of $337, $270, and $237 million in 2005, 2004, and 2003, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state & local income taxes (net of federal benefit)	2.0	1.2	1.5
Other	(0.7)	(3.9)	(2.8)

Effective income tax rate	36.3%	32.3%	33.7%

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2005	2004
Property, plant and equipment	$2,572	$2,624
Goodwill and intangible assets	491	428
Pension plans	1,722	1,481
Other	396	167

Gross deferred tax liabilities	5,181	4,700

Other postretirement benefits	681	684
Loss and credit carryforwards (non-U.S. and state)	113	135
Insurance reserves	543	469
Vacation pay accrual	154	145
Other	794	471

Gross deferred tax assets	2,285	1,904
Deferred tax assets valuation allowance	(54)	(86)

Net deferred tax assets	2,231	1,818

Net deferred tax liability	2,950	2,882

Current deferred tax asset	(475)	(392)

Long-term liability—see Note 9	$3,425	$3,274

The valuation allowance increased (decreased) by $(32), $(31), and $25 million during the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, we have U.S. state & local operating loss and credit carryforwards of approximately $1.060 billion and $40 million, respectively. The operating loss carryforwards expire at varying dates through 2025. The majority of the credit carryforwards may be carried forward indefinitely. We also have non-U.S. loss carryforwards of approximately $644 million as of December 31, 2005, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state loss carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $1.062 billion at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The American Jobs Creation Act of 2004, which provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period (expired in December 2005), did not have an impact on UPS as we did not repatriate any earnings subject to the Act.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2005	2004	2003
Numerator:
Net income	$3,870	$3,333	$2,898

Denominator:
Weighted average shares	1,110	1,125	1,125
Management incentive awards	—	1	1
Deferred compensation obligations	3	3	2

Denominator for basic earnings per share	1,113	1,129	1,128

Effect of dilutive securities:
Management incentive awards	—	4	4
Restricted performance units	1	—	—
Stock option plans	2	4	6

Denominator for diluted earnings per share	1,116	1,137	1,138

Basic earnings per share	$3.48	$2.95	$2.57

Diluted earnings per share	$3.47	$2.93	$2.55

Diluted earnings per share for the years ended December 31, 2005, 2004, and 2003 exclude the effect of 5.2, 2.7, and 2.9 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

Commodity Price Risk Management

We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Additionally, we are exposed to an increase in the prices of other energy products, principally natural gas and electricity. We use a combination of options, swaps, and futures contracts to provide partial protection from rising fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2005 and 2004 was an asset of $192 and $101 million, respectively. We have designated and account for these contracts as cash flow hedges, and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or other occupancy expense when the underlying fuel or energy product being hedged is consumed.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exchange Risk Management

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge currency cash flow exposures. As of December 31, 2005 and 2004, the net fair value of the hedging instruments described above was an asset (liability) of $52 and $(28) million, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales occur.

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

We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2005 and 2004 was a liability of $(47) and $(32) million, respectively.

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

Derivatives Not Designated As Hedges

Derivatives not designated as hedges primarily consist of a small portfolio of stock warrants in public and private companies that are held for investment purposes. These warrants are recorded at fair value, and the impact of these warrants on our results was immaterial for 2005, 2004 and 2003.

Income Effects of Derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under FAS 133 whether effective or not, and must therefore be marked to market through income. Both the effective and ineffective portions of gains and losses on hedges are reported in the income statement category related to the hedged exposure. Both the ineffective portion of hedge positions and the elements excluded from the measure of effectiveness were immaterial for 2005, 2004 and 2003.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, $64 million in gains related to cash flow hedges that are currently deferred in OCI are expected to be reclassified to income over the 12 month period ending December 31, 2006. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2005 in connection with forecasted transactions that were no longer considered probable of occurring.

At December 31, 2005, the maximum term of derivative instruments that hedge forecasted transactions, except those related to cross-currency interest rate swaps on existing financial instruments, was two years. We maintain cross-currency interest rate swaps that extend through 2009.

Fair Value of Financial Instruments

At December 31, 2005 and 2004, our financial instruments included cash and cash equivalents, marketable securities and short-term investments, accounts receivable, finance receivables, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our marketable securities and short-term investments is disclosed in Note 2, finance receivables in Note 3, and debt instruments in Note 8.

NOTE 17. MENLO RESTRUCTURING PROGRAM AND RELATED EXPENSES

In February 2005, we announced our intention to transfer operations currently taking place at the Menlo Worldwide Forwarding facility in Dayton, Ohio to other UPS facilities over approximately 12 to 18 months. This action is being taken to remove redundancies between the Menlo Worldwide Forwarding and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS facilities in the movement of air freight. During the third quarter of 2005, we finalized our plans to exit the Dayton facility, as well as various other Menlo Worldwide Forwarding facilities, and accrued certain costs related to employee severance, lease terminations, and related items. As part of this program, the recorded value of the Dayton facility was reduced to its fair market value as of the date of the acquisition. These accrued costs, and related reductions in the fair value of recorded assets, resulted in an adjustment to the amount of goodwill initially recorded in the Menlo Worldwide Forwarding acquisition.

The total cost of the program is estimated at $229 million, of which $160 million resulted in an adjustment of the purchase price allocation of Menlo Worldwide Forwarding. The remaining $69 million of the total program cost relates to integration activities, such as employee relocations, the moving of inventory and fixed assets, and the consolidation of information systems, and are therefore being expensed as incurred. The program will be completed by the end of 2006.

Set forth below is a summary of activity related to the restructuring program and resulting liability for 2005 (in millions):

	Employee Severance	Asset Impairment	Facility Consolidation	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—	$—
Costs accrued	31	56	48	25	160
Cash spent	(7)	—	(1)	—	(8)
Charges against assets	—	(56)	—	—	(56)

Balance at December 31, 2005	$24	$—	$47	$25	$96

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Severance

Employee severance costs relate to severance packages for approximately 550 people. The packages are involuntary and are formula-driven based on salary levels and past service. The current and planned separations span the entire business unit, including the operations, information technology, finance, and business development functions.

Asset Impairment

Asset impairment charges result from establishing new carrying values for assets that have been or will be abandoned. Impaired assets consist primarily of the Menlo Worldwide Forwarding facility in Dayton, Ohio, which we plan to close by June 2006. Other impaired assets include capitalized software that is redundant with existing UPS software, and will thus no longer be used.

Facility Consolidation

Facility consolidation costs are associated with terminating operating leases on offices, warehouses, and other Menlo Worldwide Forwarding facilities.

Other Costs

Other costs consist primarily of costs associated with the termination of certain Menlo Worldwide Forwarding legal entities and joint ventures, as well as environmental remediation costs.

NOTE 18. QUARTERLY INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue:
U.S. Domestic Package	$6,811	$6,625	$6,942	$6,567	$7,033	$6,581	$7,824	$7,187
International Package	1,842	1,630	1,997	1,627	1,918	1,675	2,220	1,877
Supply Chain & Freight	1,233	664	1,252	677	1,599	696	1,910	776

Total revenue	9,886	8,919	10,191	8,871	10,550	8,952	11,954	9,840
Operating profit:
U.S. Domestic Package	1,028	912	1,118	988	1,110	941	1,237	861
International Package	348	277	397	281	318	266	431	325
Supply Chain & Freight	9	28	34	41	70	51	43	18

Total operating profit	1,385	1,217	1,549	1,310	1,498	1,258	1,711	1,204
Net income	$882	$759	$986	$818	$953	$890	$1,049	$866

Earnings per share:
Basic	$0.78	$0.67	$0.88	$0.73	$0.86	$0.79	$0.95	$0.77
Diluted	$0.78	$0.67	$0.88	$0.72	$0.86	$0.78	$0.95	$0.76

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

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
2.2	—	Agreement and Plan of Merger, dated as of May 15, 2005, among United Parcel Service, Inc., Overnite Corporation, and Olympic Merger Sub, Inc. (incorporated by reference to the Form 8-K, filed on May 18, 2005).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).

4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).

4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.9	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.10	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.11	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).

4.12	—	Form of Underwriting Agreement relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.13	—	Selling Agent Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 1.1 to Form 8-K filed September 12, 2003) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 2003).

Exhibit No.		Description
10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24 (incorporated by reference to Exhibit 10.1 to 2001 Annual Report on Form 10-K). (1) Amendment No. 25 to the UPS Thrift Plan (incorporated by reference to Exhibit 10.1(1) to 2002 Annual Report on Form 10-K).

10.2	—	UPS Retirement Plan (including Amendment Nos. 1-4) (incorporated by reference to Exhibit 9 to 1979 Annual Report on Form 10-K).

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

(21) Amendment No. 25 to the UPS Retirement Plan (incorporated by reference to Exhibit 10(b)(20) to 2000 Annual Report on Form 10-K).

(22) Amendment No. 26 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(22) to 2001 Annual Report on Form 10-K).

(23) Amendment No. 27 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(23) to 2002 Annual Report on Form 10-K).

(24) Amendment No. 28 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(24) to 2002 Annual Report on Form 10-K).

(25) Amendment No. 29 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

†(26) Amendment No. 30 to the UPS Retirement Plan.

†(27) Amendment No. 31 to the UPS Retirement Plan.

†(28) Amendment No. 32 to the UPS Retirement Plan.

†(29) Amendment No. 33 to the UPS Retirement Plan.

10.3	—	UPS Savings Plan, as Amended and Restated, including Restatement Amendment Nos. 1 through 8 (incorporated by reference to Exhibit 10.3 to 2001 Annual Report on Form 10-K).

(1) Amendment No. 1 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(1) to 2004 Annual Report on Form 10-K).

(2) Amendment No. 2 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(2) to 2004 Annual Report on Form 10-K).

(3) Amendment No. 3 to the UPS Savings Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

10.4	—	Credit Agreement (364-Day Facility), dated April 21, 2005 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Arrangers, Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as Co-Documentation Agents and Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

10.5	—	Credit Agreement (Five-Year Facility) dated April 21, 2005 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Arrangers, Bank of America, N.A., Barclays Bank PLC, and BNP Paribas, as Co-Documentation Agents and Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

10.6	—	UPS Excess Coordinating Benefit Plan (incorporated by reference to Exhibit 10.8 to 2003 Annual Report on Form 10-K).

10.7	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to 2003 Annual Report on Form 10-K).

Exhibit No.		Description
10.8	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).

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

(10) Amendment No. 10 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

10.9	—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

(1) Form of Non-Qualified Stock Option Award Agreement and Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.11(1) to 2004 Annual Report on Form 10-K).

(2) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

(3) Form of Restricted Stock Unit Award Agreement for the 2006 Long-Term Incentive Performance Awards (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 7, 2006).

10.10	—	UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to 2000 Annual Report on Form 10-K).

(1) Amendment to the UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.12(1) to 2004 Annual Report on Form 10-K).

10.11	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.

10.12	—	Form of United Parcel Service, Inc. Discounted Employee Stock Purchase Plan (incorporated by reference to Appendix B to Definitive Proxy Statement for 2001 Annual Meeting of Shareowners).

†(1) Amendment to the Discounted Employee Stock Purchase Plan.

†12	—	Ratio of Earnings to Fixed Charges.

Exhibit No.		Description

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.