Form 10-Q
period 2006-03-31
UNITED PARCEL SERVICE INC
filed 2006-05-10
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006, or

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

Large accelerated filer ☒                        Accelerated filer ☐                        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 430,091,685 Class A shares, and 654,567,085 Class B shares, with a par value of $0.01 per share, outstanding at May 4, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006 (unaudited) and December 31, 2005

(In millions, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash & cash equivalents	$1,124	$1,369
Marketable securities & short-term investments	2,007	1,672
Accounts receivable, net	5,738	5,950
Finance receivables, net	440	411
Deferred income taxes	500	475
Other current assets	1,034	1,126

Total Current Assets	10,843	11,003
Property, Plant & Equipment—at cost, net of accumulated depreciation & amortization of $14,535 and $14,268 in 2006 and 2005	15,450	15,289
Prepaid Pension Costs	3,441	3,932
Goodwill	2,501	2,549
Intangible Assets, Net	756	684
Other Assets	1,800	1,765

	$34,791	$35,222

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$693	$821
Accounts payable	2,227	2,352
Accrued wages & withholdings	1,574	1,324
Dividends payable	—	364
Income taxes payable	476	180
Other current liabilities	2,036	1,752

Total Current Liabilities	7,006	6,793
Long-Term Debt	3,046	3,159
Accumulated Postretirement Benefit Obligation, Net	1,726	1,704
Deferred Taxes, Credits & Other Liabilities	6,297	6,682
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 440 and 454 in 2006 and 2005	4	5
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 650 and 646 in 2006 and 2005	7	6
Additional paid-in capital	—	—
Retained earnings	16,861	17,037
Accumulated other comprehensive loss	(156)	(164)
Deferred compensation obligations	145	161

	16,861	17,045
Less: Treasury stock (2 and 3 shares in 2006 and 2005)	(145)	(161)

	16,716	16,884

	$34,791	$35,222

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended March 31, 2006 and 2005

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$11,521	$9,886
Operating Expenses:
Compensation and benefits	6,019	5,397
Other	3,947	3,104

	9,966	8,501

Operating Profit	1,555	1,385

Other Income and (Expense):
Investment income	23	30
Interest expense	(48)	(37)

	(25)	(7)

Income Before Income Taxes	1,530	1,378
Income Taxes	555	496

Net Income	$975	$882

Basic Earnings Per Share	$0.89	$0.78

Diluted Earnings Per Share	$0.89	$0.78

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

Three Months Ended March 31, 2006 and 2005

(In millions, except per share amounts)

(unaudited)

	2006		2005
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	454	$5	515	$5
Common stock purchases	(5)	—	(5)	—
Stock award plans	—	—	1	—
Common stock issuances	1	—	—	—
Conversions of Class A to Class B common stock	(10)	(1)	(11)	—

Balance at end of period	440	4	500	5

Class B Common Stock
Balance at beginning of period	646	6	614	6
Common stock purchases	(6)	—	(6)	—
Conversions of Class A to Class B common stock	10	1	11	—

Balance at end of period	650	7	619	6

Additional Paid-In Capital
Balance at beginning of period		—		417
Stock award plans		77		132
Common stock purchases		(125)		(601)
Common stock issuances		48		52

Balance at end of period		—		—

Retained Earnings
Balance at beginning of period		17,037		16,192
Net income		975		882
Dividends ($0.38 and $0.33 per share)		(416)		(370)
Common stock purchases		(735)		(184)

Balance at end of period		16,861		16,520

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Balance at beginning of period		(163)		(127)
Aggregate adjustment for the period		27		(12)

Balance at end of period		(136)		(139)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period		11		(5)
Current period changes in fair value (net of tax effect of $(1) and $(4))		(2)		(8)
Reclassification to earnings (net of tax effect of $1 and $1)		1		1

Balance at end of period		10		(12)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period		83		(29)
Current period changes in fair value (net of tax effect of $1 and $44)		2		78
Reclassification to earnings (net of tax effect of $(12) and $0)		(20)		—

Balance at end of period		65		49

Additional minimum pension liability, net of tax:
Balance at beginning of period		(95)		(81)
Minimum pension liability adjustment (net of tax effect of $0 and $0)		—		—

Balance at end of period		(95)		(81)

Accumulated other comprehensive income (loss) at end of period		(156)		(183)

Deferred Compensation Obligations
Balance at beginning of period		161		169
Common stock held for deferred compensation obligations		(16)		(10)

Balance at end of period		145		159

Treasury Stock
Balance at beginning of period	(3)	(161)	(3)	(169)
Common stock held for deferred compensation obligations	1	16	—	10

Balance at end of period	(2)	(145)	(3)	(159)

Total Shareowners’ Equity at End of Period		$16,716		$16,348

Comprehensive Income		$983		$941

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(In millions)

(unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$975	$882
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	439	398
Pension & postretirement benefit expense	144	99
Pension & postretirement contributions	(28)	(25)
Deferred taxes, credits, and other	38	(3)
Stock compensation expense	68	40
Other (gains) losses	15	35
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	163	56
Other current assets	19	30
Accounts payable	(115)	(24)
Accrued wages and withholdings	249	286
Income taxes payable	296	374
Other current liabilities	265	178

Net cash from operating activities	2,528	2,326

Cash Flows From Investing Activities:
Capital expenditures	(596)	(515)
Disposals of property, plant and equipment	10	20
Purchases of marketable securities and short-term investments	(1,692)	(948)
Sales and maturities of marketable securities and short-term investments	1,354	842
Net decrease in finance receivables	15	45
Cash paid for business acquisitions	(4)	(40)
Other investing activities	(65)	(19)

Net cash (used in) investing activities	(978)	(615)

Cash Flows From Financing Activities:
Net change in short-term debt	(175)	(344)
Proceeds from long-term borrowings	—	17
Repayments of long-term borrowings	(32)	(33)
Purchases of common stock	(867)	(785)
Issuances of common stock	40	46
Dividends	(763)	(671)
Other financing activities	—	1

Net cash (used in) financing activities	(1,797)	(1,769)

Effect Of Exchange Rate Changes On Cash	2	(2)

Net Increase (Decrease) In Cash And Cash Equivalents	(245)	(60)
Cash And Cash Equivalents:
Beginning of period	1,369	739

End of period	$1,124	$679

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2006, our results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which replaces FAS 123 and supercedes APB 25. FAS 123(R) requires all share-based awards to employees, including grants of employee stock options, to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We had previously adopted the fair value recognition provisions of the original FAS 123, prospectively for all new stock compensation awards granted to employees subsequent to January 1, 2003. FAS 123(R) was effective beginning with the first interim or annual period after June 15, 2005; the SEC deferred the effective date, and as a result, we adopted FAS 123(R) on January 1, 2006 using the modified prospective method. On that date, there were no unvested stock options or other forms of employee stock compensation issued prior to January 1, 2003, and thus all unvested stock-based awards were being expensed. A comparison of reported net income for the three months ended March 31, 2006 and 2005, and pro-forma net income for the three months ended March 31, 2005, including the effects of expensing stock-based awards, is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income	$975	$882
Add: Stock-based employee compensation expense included in net income, net of tax effects of $24 and $14, respectively	44	26
Less: Total pro forma stock-based employee compensation expense, net of tax effects	(44)	(32)

Pro forma net income	$975	$876

Basic earnings per share
As reported	$0.89	$0.78
Pro forma	$0.89	$0.78
Diluted earnings per share
As reported	$0.89	$0.78
Pro forma	$0.89	$0.78

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We issue employee share-based awards under our Incentive Compensation Plan that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

Upon our adoption of FAS 123(R), we revised our approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost is recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We continue to apply the nominal vesting period approach for any awards granted prior to January 1, 2006, and for the remaining portion of the then unvested outstanding awards.

If we had accounted for all share-based compensation awards granted prior to January 1, 2006 under the non-substantive vesting period approach, the impact to our net income and earnings per share would have been immaterial for all prior periods. The adoption of the non-substantive vesting period approach is expected to reduce 2006 net income by an estimated $29 million, or $0.03 per diluted share, based on share-based awards that we anticipate granting in 2006.

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of March 31, 2006, management incentive awards, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan.

Management Incentive Awards & Restricted Stock Units

Persons earning the right to receive management incentive awards are determined annually by the Compensation Committee of the UPS Board of Directors. Our management incentive awards program provides that half of the annual management incentive award, with certain exceptions, be made in restricted stock units (RSUs), which generally vest over a five-year period. The other half of the award is in the form of cash or unrestricted shares of Class A common stock and is fully vested at the time of grant. These management incentive awards are generally granted in the fourth quarter of each year.

Upon vesting, RSUs result in the issuance of the equivalent number of UPS Class A common shares after required tax withholdings. Except in the case of death, disability, or retirement, RSUs granted for our management incentive awards generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. The entire grant is expensed on a straight-line basis over the requisite service period. All RSUs granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on management incentive award RSUs are reinvested in additional RSUs at each dividend payable date.

We also award RSUs in conjunction with our long-term incentive performance awards program to certain eligible employees. The RSUs ultimately granted under the long-term incentive performance award will be based

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the achievement of certain performance measures, including growth in consolidated revenue, operating return on invested capital, and consolidated earnings, each year during the three year performance award cycle. As of March 31, 2006, we had the following RSUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	5,108	—	—
Vested	—	—	—
Granted	—	—	—
Reinvested Dividends	26	—	—
Forfeited / Expired	(53)	—	—

Outstanding at March 31, 2006	5,081	2.58	$403

RSUs Expected to Vest	4,876	2.55	$387

No RSUs were granted during the first quarter of 2006 or 2005. As of March 31, 2006, there was $324 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 4 years and 7 months.

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS Class A common stock. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option was granted.

Persons earning the right to receive stock options are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, options granted under the Incentive Compensation Plan are generally exercisable three to five years from the date of grant and before the expiration of the option 10 years after the date of grant. All options granted are subject to earlier cancellation or exercise under certain conditions. Option holders may exercise their options via the tender of cash or Class A common stock, and new Class A shares are issued upon exercise. Options granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

The following is an analysis of options to purchase shares of Class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	18,734	$61.84	—	—
Exercised	(531)	56.22	—	—
Granted	—	—	—	—
Forfeited / Expired	(66)	64.53	—	—

Outstanding at March 31, 2006	18,137	$61.99	6.43	$316

Exercisable at March 31, 2006	10,344	$57.19	5.17	$230

Options Expected to Vest	7,478	$68.28	8.07	$83

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No options were granted during the first quarter of 2006 or 2005. The Company received cash of $9 and $8 million during the three months ended March 31, 2006 and 2005 from option holders resulting from the exercise of stock options. The Company received a tax benefit of $2 and $3 million during the three months ended March 31, 2006 and 2005 from the exercise of stock options. The adoption of FAS 123(R) required us to change the statement of cash flow classification of these tax benefits. As a result, in our statement of cash flows, we reclassified the $3 million tax benefit in the first three months of 2005 as cash from financing activities rather than cash from operating activities.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $11 and $10 million, respectively. As of March 31, 2006, there was $78 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 3 months.

Restricted Performance Units

Beginning in 2003, we issued restricted performance units (RPUs) under the Incentive Compensation Plan. Upon vesting, RPUs result in the issuance of the equivalent number of UPS Class A common shares after required tax withholdings. Persons earning the right to receive RPUs are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, RPUs vest five years after the date of grant. All RPUs granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on RPUs are reinvested in additional restricted performance units at each dividend payable date. RPUs also allow for 10% bonus shares to be issued if certain company-wide performance goals are attained in the year of vesting. RPUs granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

As of March 31, 2006, we had the following RPUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	3,264	—	—
Vested	—	—	—
Granted	—	—	—
Reinvested Dividends	30	—	—
Forfeited / Expired	(14)	—	—

Outstanding at March 31, 2006	3,280	3.08	$260

RPUs Expected to Vest	3,147	3.06	$250

No RPUs were granted during the first quarter of 2006 or 2005. As of March 31, 2006, there was $142 million of total unrecognized compensation cost related to nonvested RPUs. That cost is expected to be recognized over a weighted average period of 3 years and 4 months.

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS Class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of UPS Class B common stock on the first or the last day of each quarterly period. Employees purchased 0.5 and 0.4 million shares at average prices of $62.39 and $69.08 per share during the three months ended March 31, 2006

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2005, respectively. Compensation cost is measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model. The weighted average assumptions used, and the calculated weighted average fair value of employees’ purchase rights granted, are as follows:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	1.76%	1.40%
Risk-free interest rate	3.96%	2.24%
Expected life in years	0.25	0.25
Expected volatility	15.94%	14.86%
Weighted average fair value of purchase rights*	9.85	10.81

*	Includes the 10% discount from the market price.

Expected volatilities are based on the historical price volatility on our publicly-traded Class B shares. The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates on U.S. Treasury securities at the time of the option grant. The expected life represents the three month option period applicable to the purchase rights.

Note 3. New Accounting Pronouncements

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”; and

•	EITF 05-6, “Determining the Amortization Period for Leasehold Improvements”.

Note 4. Marketable Securities and Short-Term Investments

The following is a summary of marketable securities and short-term investments at March 31, 2006 and December 31, 2005 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2006
U.S. government & agency securities	$417	$—	$5	$412
U.S. mortgage & asset-backed securities	413	—	7	406
U.S. corporate securities	408	—	5	403
U.S. state and local municipal securities	346	—	—	346
Other debt securities	2	—	—	2

Total debt securities	1,586	—	17	1,569
Common equity securities	42	22	3	61
Preferred equity securities	373	4	—	377

Current marketable securities & short-term investments	2,001	26	20	2,007

Non-current common equity securities	22	8	—	30

Total marketable securities & short-term investments	$2,023	$34	$20	$2,037

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. government & agency securities	$400	$1	$3	$398
U.S. mortgage & asset-backed securities	393	1	5	389
U.S. corporate securities	425	—	4	421
U.S. state and local municipal securities	70	—	—	70
Other debt securities	2	—	—	2

Total debt securities	1,290	2	12	1,280
Common equity securities	42	19	—	61
Preferred equity securities	331	—	—	331

Current marketable securities & short-term investments	1,663	21	12	1,672

Non-current common equity securities	21	7	—	28

Total marketable securities & short-term investments	$1,684	$28	$12	$1,700

The amortized cost and estimated fair value of marketable securities and short-term investments at March 31, 2006, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$108	$107
Due after one year through three years	656	648
Due after three years through five years	83	82
Due after five years	739	732

	1,586	1,569
Equity securities	437	468

	$2,023	$2,037

Note 5. Property, Plant and Equipment

Property plant and equipment as of March 31, 2006 and December 31, 2005 consists of the following (in millions):

	March 31, 2006	December 31, 2005
Vehicles	$4,323	$4,286
Aircraft (including aircraft under capitalized leases)	12,568	12,289
Land	991	968
Buildings	2,541	2,404
Leasehold improvements	2,415	2,469
Plant equipment	5,030	4,982
Technology equipment	1,665	1,639
Equipment under operating lease	93	87
Construction-in-progress	359	433

	29,985	29,557
Less: Accumulated depreciation and amortization	(14,535)	(14,268)

	$15,450	$15,289

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three months ended March 31, 2006 and 2005 (in millions):

	Pension Benefits		Postretirement Medical Benefits
	2006	2005	2006	2005
Net Periodic Cost:
Service cost	$123	$88	$25	$23
Interest cost	187	145	43	42
Expected return on assets	(278)	(222)	(11)	(10)
Amortization of:
Transition obligation	1	1	—	—
Prior service cost	9	9	(2)	(2)
Actuarial (gain) loss	39	17	7	8
Settlements	1	—	—	—

Net periodic benefit cost	$82	$38	$62	$61

During the first three months of 2006, we contributed $6 and $22 million to our pension and postretirement medical benefit plans, respectively. We expect to contribute $1.197 billion and $108 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Business Acquisitions

In December 2004, we agreed with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sintotrans’ interest in our current joint venture in China. The agreement will result in the payment of $121 million to Sinotrans in 2005 and 2006. Since the inception of the agreement, we have paid a total of $71 million, and have taken direct control of operations in all 23 locations. The operations being acquired are reported within our International Package reporting segment from the dates of acquisition.

In May 2005, we acquired Messenger Service Stolica S.A. (“Stolica”), one of the leading parcel and express delivery companies in Poland. Stolica’s operating results are included in our International Package reporting segment from the date of acquisition.

In August 2005, we acquired Overnite Corporation (“Overnite”) for approximately $1.225 billion in cash. Overnite offers a variety of less-than-truckload and truckload services to more than 60,000 customers in North America. The operating results of Overnite, which is now known as UPS Freight, are included in our Supply Chain & Freight reporting segment from the date of acquisition.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are in the process of finalizing the independent appraisals for certain assets and liabilities to assist management in allocating the purchase price of Lynx to the individual assets acquired and liabilities assumed. This may result in adjustments to the carrying values of Lynx’s recorded assets and liabilities, including the amount of any residual value allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the current best estimates of management and is subject to revision based on final determination of fair values of acquired assets and assumed liabilities. We anticipate the valuations and other studies will be completed prior to the anniversary dates of the acquisitions.

Note 8. Goodwill, Intangibles, and Other Assets

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2006 and December 31, 2005 (in millions):

	December 31, 2005	Goodwill Acquired	Purchase Price Adjustments	Currency/ Other	March 31, 2006
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	290	—	(41)	(5)	244
Supply Chain & Freight	2,259	4	(22)	16	2,257

	$2,549	$4	$(63)	$11	$2,501

The reduction in goodwill for the International Package segment was primarily the result of adjustments to the purchase price allocation of Lynx, while the reduction in goodwill for the Supply Chain & Freight segment was primarily the result of adjustments to the purchase price allocation of Overnite Corp. These acquisition transactions are described in Note 7.

The following is a summary of intangible assets as of March 31, 2006 and December 31, 2005 (in millions):

	Trademarks, Licenses, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
March 31, 2006:
Gross carrying amount	$222	$108	$1,449	$13	$1,792
Accumulated amortization	(37)	(25)	(974)	—	(1,036)

Net carrying value	$185	$83	$475	$13	$756

Weighted-average amortization period (in years)	9.6	20.0	3.1	N/A	4.8

December 31, 2005:
Gross carrying amount	$139	$108	$1,391	$13	$1,651
Accumulated amortization	(31)	(23)	(913)	—	(967)

Net carrying value	$108	$85	$478	$13	$684

Other assets as of March 31, 2006 and December 31, 2005 consist of the following (in millions):

	March 31, 2006	December 31, 2005
Non-current finance receivables, net of allowance for credit losses	$455	$471
Other non-current assets	1,345	1,294

	$1,800	$1,765

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of March 31, 2006 and December 31, 2005 consist of the following (in millions):

	March 31, 2006	December 31, 2005
Deferred income taxes	$3,516	$3,425
Insurance reserves	1,384	1,354
Accrued pension cost	335	750
Other credits and non-current liabilities	1,062	1,153

	$6,297	$6,682

Note 10. Legal Proceedings, Contingencies and Commitments

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supply Chain & Freight includes our forwarding and logistics operations, the operations of Overnite Corp. (acquired August 2005, and now known as UPS Freight), and other aggregated business units. Our forwarding and logistics business includes the operations acquired with the purchase of Menlo Worldwide Forwarding, Inc. (now collectively known as UPS Supply Chain Solutions). Forwarding and logistics includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (LTL) and truckload services to customers in North America. Other aggregated business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store) and UPS Capital.

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the financial statements on Form 10-K for the year ended December 31, 2005, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, short-term investments, and equity-method real estate investments.

Segment information for the three months ended March 31, 2006 and 2005 is as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Revenue:
U.S. Domestic Package	$7,463	$6,811
International Package	2,161	1,842
Supply Chain & Freight	1,897	1,233

Consolidated	$11,521	$9,886

Operating Profit:
U.S. Domestic Package	$1,185	$1,028
International Package	395	348
Supply Chain & Freight	(25)	9

Consolidated	$1,555	$1,385

Note 12. Other Operating Expenses

The major components of other operating expenses for the three months ended March 31, 2006 and 2005 are as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Repairs and maintenance	$289	$259
Depreciation and amortization	439	398
Purchased transportation	1,271	847
Fuel	578	390
Other occupancy	252	226
Other expenses	1,118	984

	$3,947	$3,104

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$975	$882

Denominator:
Weighted average shares	1,093	1,121
Deferred compensation obligations	3	3

Denominator for basic earnings per share	1,096	1,124

Effect of dilutive securities:
Restricted performance units	1	1
Stock options	3	2

Denominator for diluted earnings per share	1,100	1,127

Basic earnings per share	$0.89	$0.78

Diluted earnings per share	$0.89	$0.78

Note 14. Menlo Restructuring Program and Related Expenses

In February 2005, we announced our intention to transfer operations currently taking place at the Menlo Worldwide Forwarding facility in Dayton, Ohio to other UPS facilities over approximately 12 to 18 months. This action is being taken to remove redundancies between the Menlo Worldwide Forwarding and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS facilities in the movement of air freight. During the third quarter of 2005, we finalized our plans to exit the Dayton facility, as well as various other Menlo Worldwide Forwarding facilities, and accrued certain costs related to employee severance, lease terminations, and related items. As part of this program, the recorded value of the Dayton facility was reduced to its fair market value as of the date of the acquisition. These accrued costs, and related reductions in the fair value of recorded assets, resulted in an adjustment of $160 million to the amount of goodwill initially recorded in the Menlo Worldwide Forwarding acquisition.

Additionally, we are incurring costs related to integration activities, such as employee relocations, the moving of inventory and fixed assets, and the consolidation of information systems, and these amounts are being expensed as incurred. We anticipate the entire Menlo Worldwide Forwarding restructuring program will be completed by the end of 2006.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a summary of activity related to the restructuring program and resulting liability for the three months ended March 31, 2006 (in millions):

	Employee Severance	Facility Consolidation	Other	Total
Balance at December 31, 2005	$24	$47	$25	$96
Costs accrued	—	—	—	—
Cash spent	(2)	—	—	(2)
Charges against assets	—	—	—	—

Balance at March 31, 2006	$22	$47	$25	$94

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

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2006	2005	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,684	$1,500	$184	12.3%
Deferred	831	764	67	8.8
Ground	4,948	4,547	401	8.8

Total U.S. Domestic Package	7,463	6,811	652	9.6
International Package:
Domestic	466	358	108	30.2
Export	1,561	1,366	195	14.3
Cargo	134	118	16	13.6

Total International Package	2,161	1,842	319	17.3
Supply Chain & Freight:
Forwarding and Logistics	1,339	1,153	186	16.1
Freight	477	—	477	N/A
Other	81	80	1	1.3

Total Supply Chain & Freight	1,897	1,233	664	53.9

Consolidated	$11,521	$9,886	$1,635	16.5%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,253	1,146	107	9.3%
Deferred	953	860	93	10.8
Ground	11,112	10,464	648	6.2

Total U.S. Domestic Package	13,318	12,470	848	6.8
International Package:
Domestic	1,090	788	302	38.3
Export	656	564	92	16.3

Total International Package	1,746	1,352	394	29.1

Consolidated	15,064	13,822	1,242	9.0%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.00	$20.45	$0.55	2.7%
Deferred	13.62	13.88	(0.26)	(1.9)
Ground	6.96	6.79	0.17	2.5
Total U.S. Domestic Package	8.76	8.53	0.23	2.7
International Package:
Domestic	6.68	7.10	(0.42)	(5.9)
Export	37.18	37.84	(0.66)	(1.7)
Total International Package	18.14	19.92	(1.78)	(8.9)
Consolidated	$9.84	$9.65	$0.19	2.0%

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2006	2005	$	%
LTL revenue (in millions)	$414	—	$414	N/A
LTL revenue per LTL hundredweight	$17.46	—	$17.46	N/A
LTL shipments (in thousands)	2,455	—	2,455	N/A
LTL shipments per day (in thousands)	38	—	38	N/A
LTL gross weight hauled (in millions of pounds)	2,370	—	2,370	N/A
LTL weight per shipment	965	—	965	N/A

Overnite Corp., now known as UPS Freight, was acquired on August 5, 2005. Information for comparable prior year periods will be reported beginning in the third quarter of 2006.

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended March 31,		Change
	2006	2005	$	%
Reporting Segment
U.S. Domestic Package	$1,185	$1,028	$157	15.3%
International Package	395	348	47	13.5
Supply Chain & Freight	(25)	9	(34)	(377.8)

Consolidated Operating Profit	$1,555	$1,385	$170	12.3%

	Three Months Ended March 31,
	2006	2005
Reporting Segment
U.S. Domestic Package	15.9%	15.1%
International Package	18.3%	18.9%
Supply Chain & Freight	(1.3%)	0.7%
Consolidated Operating Margin	13.5%	14.0%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $652 million, or 9.6%, for the quarter, with average daily package volume up 6.8%. Strong volume gains were realized across all products primarily due to a solid U.S. economy, strong small package market, favorable prior period comparisons and continuing efforts to generate new volume.

Pricing remained firm as overall revenue per piece was up 2.7%. Ground revenue per piece increased 2.5%, and Next Day Air revenue per piece increased 2.7%, for the quarter, primarily due to the impact of a rate increase that took effect in 2006 and the impact of an increased fuel surcharge rate in 2006 compared to 2005. Deferred revenue per piece was down as a result of growth in lighter weight, lower revenue packages.

On January 2, 2006, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 5.5% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 3.9% on UPS Ground. Other pricing changes include a new charge for undeliverable packages after three delivery attempts and an increase in rates for proof of delivery features for our Delivery Required and Signature Confirmation services. The residential surcharge increased $0.25 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select.

In January 2006, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge continues to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we will reduce the index by another 2% and will no longer apply a cap to the air fuel surcharge. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 12.5% in the first quarter of 2006, as compared with 9.5% in 2005. Additionally, the UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 3.5% in the first quarter of 2006, as compared to 1.91% in 2005. Total domestic fuel surcharge revenue increased by $139 million in the first quarter, due to higher jet and diesel fuel prices, volume growth, and the modifications to our fuel surcharges noted above.

U.S. domestic package operating profit increased $157 million, or 15.3%, for the quarter as a result of the revenue growth described previously combined with leveraging our integrated ground and air networks as well as continuing cost initiatives.

International Package Operations

International package revenue improved $319 million, or 17.3%, for the quarter primarily due to the 16.3% volume growth for our export products and the impact of acquisitions completed in 2005. The decreases in revenue per piece were impacted by currency fluctuations and changes in product mix. The change in revenue was adversely affected by $55 million during the quarter due to currency fluctuations, net of hedging activity. Revenue increased by $95 million during the year due to acquisitions.

In January 2006, we increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

In January 2006, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge continues to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we will reduce the index by another 2% and will no longer apply a cap to the air fuel surcharge. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $51 million in the first quarter due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, with solid volume increases in all regions. International domestic volume increased 38.3% for the quarter, due to volume growth in Canada and Europe, which also benefited from the acquisition of Messenger Service Stolica S.A. in Poland during the second quarter of 2005 and the acquisition of Lynx in the U.K. during the third quarter of 2005. Excluding the impact of acquisitions, international domestic volume increased 12.6% and international domestic revenue increased 6.3% for the quarter.

Export revenue per piece decreased 1.7% for the quarter, largely due to relatively higher growth in lower revenue per piece transborder product, partially offset by the rate increases discussed previously and the impact of the fuel surcharge. In total, international average daily package volume increased 29.1% and average revenue per piece decreased 8.9% (5.9% currency-adjusted).

The improvement in operating profit for our international package operations was $47 million for the quarter, or 13.5%. This increase in operating profit was positively impacted by the strong volume and revenue growth described previously, but adversely affected by $10 million due to currency fluctuations (net of hedging activity).

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $664 million, or 53.9%, for the quarter. UPS Freight, formerly known as Overnite Corp. (acquired August 2005), provided $477 million or 38.7% of the increase in revenues. UPS Freight offers a variety of less-than-truckload (LTL) and truckload services to customers in North America. The results of operations have been included in the Supply Chain & Freight reporting segment since the August 5, 2005 acquisition date. UPS Freight generally reported improvements in its operating performance measures in the post-acquisition period versus the same period a year ago when it was not a part of UPS, including improvements in average daily LTL shipments and average LTL revenue per LTL hundredweight.

Forwarding and logistics revenue increased 16.1% for the quarter, largely due to ongoing changes in the business model for this unit. The forwarding and logistics business is continuing to move towards a model that places more transactional ownership risk on UPS including increased utilization of UPS-owned assets. This has the effect of increasing revenue as well as purchased transportation expense. The increased revenue associated with these forwarding transactions was offset by lost sales due to customer turnover. In addition, revenue decreased by $22 million during the quarter due to currency fluctuations.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 1.3% during the quarter. This revenue growth was primarily due to increased revenue at our financial services unit.

Operating profit for the Supply Chain & Freight segment decreased by $34 million for the quarter, largely due to lost sales at our forwarding and logistics unit and continued integration costs associated with the Menlo Worldwide Forwarding acquisition. This decrease was partially offset by the operating profits generated by UPS Freight. Currency fluctuations did not affect operating profit during the quarter.

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $1.465 billion, or 17.2%, for the quarter, and were significantly impacted by the acquisitions of Overnite Corp., Lynx Express Ltd. and Messenger Service Stolica during 2005. Operating expenses decreased $67 million for the quarter due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits increased by $622 million, or 11.5%, for the quarter, largely due to the acquisitions of Overnite, Lynx and Stolica, as well as increased health and welfare benefit costs and higher pension expense. Excluding the effect of acquisitions, compensation and benefits expense increased 5.9%. Stock-based and other management incentive compensation expense increased $28 million, or 24.3%, in the first quarter, primarily due to the expensing of restricted stock units granted under our Management Incentive Awards program.

Other operating expenses increased by $843 million, or 27.2%, for the quarter, largely due to the acquisitions mentioned above, as well as increases in fuel expense and purchased transportation. The table below indicates the impact of business acquisitions completed in 2005 on the increase in operating expenses by category in the first quarter of 2006.

	Total % Increase	Acquisition Impact	% Increase without Acquisitions
Other Operating Expenses:
Repairs and maintenance	11.6%	5.0%	6.6%
Depreciation and amortization	10.3%	5.5%	4.8%
Purchased transportation	50.1%	9.5%	40.6%
Fuel	48.2%	14.1%	34.1%
Other occupancy	11.5%	7.1%	4.4%
Other expenses	13.6%	6.2%	7.4%

	27.2%	8.0%	19.2%

The 34.1% increase in fuel expense for the quarter was impacted by higher prices for jet-A, diesel and unleaded gasoline as well as higher usage, but was partially mitigated with hedging gains. The 40.6% increase in purchased transportation was influenced by volume growth in our International Package business, currency fluctuations, higher fuel prices and changes to the freight forwarding business model described previously. The 6.6% increase in repairs and maintenance was largely due to higher expense on vehicle parts and repairs. The 4.8% increase in depreciation and amortization for the quarter was impacted by higher depreciation expense on plant equipment, aircraft and engines, and higher amortization expense on capitalized software. The 4.4% increase in other occupancy expense was largely due to higher natural gas and power expenses. The increase in other expenses was impacted by several items, including increased expense for vehicle and aircraft operating leases.

Investment Income/Interest Expense

The decrease in investment income of $7 million during the quarter was primarily due to a lower average balance of interest-earning investments and increased equity-method losses on certain investment partnerships. These were partially offset by a higher average interest rate earned on investments.

The $11 million increase in interest expense during the quarter was due to higher average interest rates on variable rate debt and interest rate swaps, partially offset by lower average debt balances.

Net Income and Earnings Per Share

Net income for the first quarter of 2006 was $975 million, a 10.5% increase from the $882 million achieved in the first quarter of 2005, resulting in a 14.1% increase in diluted earnings per share to $0.89 in 2006 from $0.78 in 2005. The increase in net income for the first quarter was largely due to higher operating profit for both our U.S. Domestic and International Package segments.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $2.528 billion in the first three months of 2006 from $2.326 billion during 2005, primarily due to higher net income.

As discussed in Note 6, we contributed $6 million to our pension plans and $22 million to our postretirement medical benefit plans in the first three months of 2006. We expect to contribute $1.197 billion and $108 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

On January 2, 2006, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 5.5% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 3.9% on UPS Ground. We also increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard Service). Other pricing changes include a new charge for undeliverable packages after three delivery attempts and an increase in rates for proof of delivery features for our Delivery Required and Signature Confirmation services. The residential surcharge increased $0.25 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, in January 2006, we modified the fuel surcharge on domestic and certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge on domestic and certain U.S.-related international air services continues to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we will reduce the Index by another 2% and will no longer apply a cap to the air fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $978 million in the first three months of 2006 from $615 million during 2005, primarily due the purchase of marketable securities and short-term investments. We generated cash of $15 and $45 million in 2006 and 2005, respectively, due to the sales and customer paydowns of finance receivables, primarily in our leasing, asset-based lending, and receivable factoring businesses. We expect to make additional payments related to business acquisitions of approximately $50 million during the remainder of 2006, primarily related to the Sinotrans acquisition.

We had capital expenditures of $596 million in the first three months of 2006, an increase over the $515 million in 2005. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. During the first quarter of 2006, we placed orders for four additional Boeing MD-11 aircraft.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $1.797 billion in the first three months of 2006 from $1.769 billion during 2005, primarily due to increased share repurchases and dividend payments. In August 2005, the Board of Directors authorized an additional $2.0 billion for future share repurchases, in addition to the amount remaining under our October 2004 share repurchase authorization. We repurchased a total of 11.3 million shares of Class A and Class B common stock for $867 million in the first three months of 2006, and 10.3 million shares for $785 million in the first three months of 2005. As of March 31, 2006, we had $477 million of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.38 per share in 2006 from $0.33 per share in 2005, resulting in an increase in total cash dividends paid to $763 million from $671 million. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

We did not issue any debt during the first three months of 2006. Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and principal payments on debt related to our investment in certain equity-method real estate partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $564 million outstanding under these programs as of March 31, 2006, with an average interest rate of 4.53%. The entire balance outstanding has been classified as a current liability in our balance sheet.

We maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. We had no borrowings outstanding under this program at March 31, 2006.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 19, 2007 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of March 31, 2006.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at March 31, 2006, all of which consists of issuances under our UPS Notes program.

The nature and amounts of our principal repayment obligations under our debt, and capital and operating lease agreements as of March 31, 2006 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of March 31, 2006.

Commitments & Contingencies

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

New Accounting Pronouncements

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”; and

•	EITF 05-6, “Determining the Amortization Period for Leasehold Improvements”.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Liquidity and Capital Resources”, and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict. The words “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. Some of the factors that could cause our actual results to differ materially from the expected results are described in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2006	December 31, 2005
Energy Derivatives	$197	$192
Currency Derivatives	19	52
Interest Rate Derivatives	(96)	(47)

	$120	$197

Our market risks, hedging strategies, and financial instrument positions at March 31, 2006 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis” on pages 30-31 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

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

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 10 to our unaudited consolidated financial statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the first quarter of 2006 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2006	3.4	$75.32	3.3	$1,088
February 1 – February 28, 2006	3.2	74.62	3.1	857
March 1 – March 31, 2006	5.0	77.36	4.9	477

Total January 1 – March 31, 2006	11.6	$76.01	11.3	$477

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

†10.1	—	Credit Agreement (364-Day Facility) dated April 20, 2006 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers, Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.2	—	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 7, 2006).

10.3	—	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 5, 2006).

10.4	—	Form of Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 5, 2006).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ D. SCOTT DAVIS
D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)