Form 10-Q
period 2006-06-30
UNITED PARCEL SERVICE INC
filed 2006-08-04
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006, or

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

There were 419,409,841 Class A shares, and 661,608,402 Class B shares, with a par value of $0.01 per share, outstanding at August 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 (unaudited) and December 31, 2005

(In millions, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash & cash equivalents	$945	$1,369
Marketable securities & short-term investments	1,905	1,672
Accounts receivable, net	5,711	5,950
Finance receivables, net	476	411
Deferred income taxes	534	475
Other current assets	954	1,126

Total Current Assets	10,525	11,003
Property, Plant & Equipment, Net	15,903	15,289
Prepaid Pension Costs	3,398	3,932
Goodwill	2,539	2,549
Intangible Assets, Net	737	684
Other Assets	1,772	1,765

	$34,874	$35,222

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$545	$821
Accounts payable	2,360	2,352
Accrued wages & withholdings	1,625	1,324
Dividends payable	—	364
Other current liabilities	2,083	1,932

Total Current Liabilities	6,613	6,793
Long-Term Debt	3,077	3,159
Accumulated Postretirement Benefit Obligation, Net	1,774	1,704
Deferred Taxes, Credits & Other Liabilities	6,395	6,682
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 424 and 454 in 2006 and 2005	4	5
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 660 and 646 in 2006 and 2005	7	6
Additional paid-in capital	—	—
Retained earnings	17,122	17,037
Accumulated other comprehensive loss	(118)	(164)
Deferred compensation obligations	146	161

	17,161	17,045
Less: Treasury stock (2 and 3 shares in 2006 and 2005)	(146)	(161)

	17,015	16,884

	$34,874	$35,222

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three and Six Months Ended June 30, 2006 and 2005

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$11,736	$10,191	$23,257	$20,077
Operating Expenses:
Compensation and benefits	5,990	5,389	12,009	10,786
Other	4,051	3,253	7,998	6,357

	10,041	8,642	20,007	17,143

Operating Profit	1,695	1,549	3,250	2,934

Other Income and (Expense):
Investment income	23	38	46	68
Interest expense	(54)	(46)	(102)	(83)

	(31)	(8)	(56)	(15)

Income Before Income Taxes	1,664	1,541	3,194	2,919
Income Taxes	603	555	1,158	1,051

Net Income	$1,061	$986	$2,036	$1,868

Basic Earnings Per Share	$0.98	$0.88	$1.87	$1.67

Diluted Earnings Per Share	$0.97	$0.88	$1.86	$1.66

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

Six Months Ended June 30, 2006 and 2005

(In millions, except per share amounts)

(unaudited)

	2006		2005
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	454	$5	515	$5
Common stock purchases	(10)	—	(8)	—
Stock award plans	1	—	1	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(22)	(1)	(22)	—

Balance at end of period	424	4	487	5

Class B Common Stock
Balance at beginning of period	646	6	614	6
Common stock purchases	(8)	—	(11)	—
Conversions of Class A to Class B common stock	22	1	22	—

Balance at end of period	660	7	625	6

Additional Paid-In Capital
Balance at beginning of period		—		417
Stock award plans		181		177
Common stock purchases		(270)		(688)
Common stock issuances		89		94

Balance at end of period		—		—

Retained Earnings
Balance at beginning of period		17,037		16,192
Net income		2,036		1,868
Dividends ($0.76 and $0.66 per share)		(829)		(739)
Common stock purchases		(1,122)		(717)

Balance at end of period		17,122		16,604

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Balance at beginning of period		(163)		(127)
Aggregate adjustment for the period		70		(37)

Balance at end of period		(93)		(164)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period		11		(5)
Current period changes in fair value (net of tax effect of $(8) and $(3))		(14)		(5)
Reclassification to earnings (net of tax effect of $3 and $0)		4		1

Balance at end of period		1		(9)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period		83		(29)
Current period changes in fair value (net of tax effect of $14 and $63)		24		111
Reclassification to earnings (net of tax effect of $(22) and $0)		(36)		—

Balance at end of period		71		82

Additional minimum pension liability, net of tax:
Balance at beginning of period		(95)		(81)
Minimum pension liability adjustment (net of tax effect of $(1) and $0)		(2)		—

Balance at end of period		(97)		(81)

Accumulated other comprehensive income (loss) at end of period		(118)		(172)

Deferred Compensation Obligations
Balance at beginning of period		161		169
Common stock held for deferred compensation obligations		(15)		(9)

Balance at end of period		146		160

Treasury Stock
Balance at beginning of period	(3)	(161)	(3)	(169)
Common stock held for deferred compensation obligations	1	15	—	9

Balance at end of period	(2)	(146)	(3)	(160)

Total Shareowners’ Equity at End of Period		$17,015		$16,443

Comprehensive Income		$2,082		$1,938

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

(In millions)

(unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$2,036	$1,868
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	875	801
Pension & postretirement benefit expense	282	199
Pension & postretirement contributions	(80)	(46)
Deferred taxes, credits, and other liabilities	(5)	(51)
Stock compensation expense	156	80
Other (gains) losses	59	94
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	227	135
Other current assets	(38)	418
Accounts payable	36	(58)
Accrued wages & withholdings	296	445
Income taxes payable	(124)	47
Other current liabilities	244	144

Net cash from operating activities	3,964	4,076

Cash Flows From Investing Activities:
Capital expenditures	(1,456)	(1,043)
Disposals of property, plant and equipment	31	10
Purchases of marketable securities and short-term investments	(4,034)	(3,433)
Sales and maturities of marketable securities and short-term investments	3,781	3,637
Net decrease in finance receivables	10	56
Cash paid for business acquisitions	(4)	(92)
Other investing activities	107	(24)

Net cash (used in) investing activities	(1,565)	(889)

Cash Flows From Financing Activities:
Net change in short-term debt	(352)	(477)
Proceeds from long-term borrowings	40	216
Repayments of long-term borrowings	(35)	(36)
Purchases of common stock	(1,421)	(1,405)
Issuances of common stock	89	85
Dividends	(1,168)	(1,033)
Other financing activities	—	2

Net cash (used in) financing activities	(2,847)	(2,648)

Effect Of Exchange Rate Changes On Cash	24	(18)

Net Increase (Decrease) In Cash And Cash Equivalents	(424)	521
Cash And Cash Equivalents:
Beginning of period	1,369	739

End of period	$945	$1,260

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2006, our results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which replaces FAS 123 and supercedes APB 25. FAS 123(R) requires all share-based awards to employees, including grants of employee stock options, to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We had previously adopted the fair value recognition provisions of the original FAS 123, prospectively for all new stock compensation awards granted to employees subsequent to January 1, 2003. FAS 123(R) was effective beginning with the first interim or annual period after June 15, 2005; the Securities and Exchange Commission (“SEC”) deferred the effective date, and as a result, we adopted FAS 123(R) on January 1, 2006 using the modified prospective method. On that date, there were no unvested stock options or other forms of employee stock compensation issued prior to January 1, 2003, and thus all unvested stock-based awards were being expensed. A comparison of reported net income for the six months ended June 30, 2006 and 2005, and pro-forma net income for the six months ended June 30, 2005, including the effects of expensing stock-based awards, is as follows (in millions, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income	$1,061	$986	$2,036	$1,868
Add: Stock-based employee compensation expense included in net income, net of tax effects	57	29	101	55
Less: Total pro forma stock-based employee compensation expense, net of tax effects	(57)	(31)	(101)	(63)

Pro forma net income	$1,061	$984	$2,036	$1,860

Basic earnings per share
As reported	$0.98	$0.88	$1.87	$1.67
Pro forma	$0.98	$0.88	$1.87	$1.66
Diluted earnings per share
As reported	$0.97	$0.88	$1.86	$1.66
Pro forma	$0.97	$0.88	$1.86	$1.66

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We issue employee share-based awards under the UPS Incentive Compensation Plan (the “Plan”) that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

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

Incentive Compensation Plan

The Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of June 30, 2006, management incentive awards, restricted stock, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan.

Management Incentive Awards & Restricted Stock Units

Persons earning the right to receive management incentive awards are determined annually by the Compensation Committee of the UPS Board of Directors. Our management incentive awards program provides that half of the annual management incentive award, with certain exceptions, be made in restricted stock units (“RSUs”), which generally vest over a five-year period. The other half of the award is in the form of cash or unrestricted shares of Class A common stock and is fully vested at the time of grant. These management incentive awards are generally granted in the fourth quarter of each year.

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

We also award RSUs in conjunction with our long-term incentive performance awards program to certain eligible employees. The RSUs ultimately granted under the long-term incentive performance award will be based upon the achievement of certain performance measures, including growth in consolidated revenue, operating return on invested capital, and consolidated earnings, each year during the three year performance award cycle.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, we had the following RSUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	5,108	—	—
Vested	(2)	—	—
Granted	—	—	—
Reinvested Dividends	50	—	—
Forfeited / Expired	(150)	—	—

Outstanding at June 30, 2006	5,006	2.33	$397

RSUs Expected to Vest	4,899	2.30	$389

No RSUs were granted during the first six months of 2006 or 2005. As of June 30, 2006, there was $306 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 4 years and 4 months.

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS Class A common stock. Stock options granted in connection with the Plan must have an exercise price at least equal to the New York Stock Exchange (“NYSE”) closing price of UPS class B common stock on the date the option is granted.

Persons earning the right to receive stock options are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, options granted under the Plan are generally exercisable three to five years from the date of grant and before the expiration of the option 10 years after the date of grant. All options granted are subject to earlier cancellation or exercise under certain conditions. Option holders may exercise their options via the tender of cash or Class A common stock, and new Class A shares are issued upon exercise. Options granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

The following is an analysis of options to purchase shares of Class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	18,734	$61.84	—	—
Exercised	(1,335)	56.64	—	—
Granted	2,433	80.88	—	—
Forfeited / Expired	(119)	66.86	—	—

Outstanding at June 30, 2006	19,713	$64.51	6.68	$297

Exercisable at June 30, 2006	9,551	$57.22	4.93	$212

Options Expected to Vest	9,693	$71.16	8.28	$83

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used, by year, and the calculated weighted average fair values of options are as follows:

	Six Months Ended June 30,
	2006	2005
Expected dividend yield	1.80%	1.60%
Risk-free interest rate	5.13%	4.18%
Expected life in years	7	7
Expected volatility	18.42%	18.21%
Fair value of options granted	$21.05	$17.33

Expected volatilities are based on the historical returns on our stock and an index of peer companies. The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding.

We received cash of $24 and $13 million during the six months ended June 30, 2006 and 2005 from option holders resulting from the exercise of stock options. We received a tax benefit of $8 and $4 million during the six months ended June 30, 2006 and 2005 from the exercise of stock options. The adoption of FAS 123(R) required us to change the statement of cash flow classification of these tax benefits. As a result, in our consolidated statements of cash flows, we reclassified the $4 million tax benefit in the first six months of 2005 as cash from financing activities rather than cash from operating activities.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $31 and $15 million, respectively. As of June 30, 2006, there was $116 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 9 months.

Restricted Performance Units

Beginning in 2003, we issued restricted performance units (“RPUs”) under the Plan. Upon vesting, RPUs result in the issuance of the equivalent number of UPS Class A common shares after required tax withholdings. Persons earning the right to receive RPUs are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, RPUs vest five years after the date of grant. All RPUs granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on RPUs are reinvested in additional restricted performance units at each dividend payable date. RPUs also allow for 10% bonus shares to be issued if certain company-wide performance goals are attained in the year of vesting. RPUs granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, we had the following RPUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	3,264	—	—
Vested	(2)	—	—
Granted	990	—	—
Reinvested Dividends	46	—	—
Forfeited / Expired	(31)	—	—

Outstanding at June 30, 2006	4,267	3.29	$339

RPUs Expected to Vest	4,065	3.26	$323

As of June 30, 2006, there was $208 million of total unrecognized compensation cost related to nonvested RPUs. That cost is expected to be recognized over a weighted average period of 3 years and 9 months.

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS Class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of UPS Class B common stock on the first or the last day of each quarterly period. Employees purchased 1.0 and 0.9 million shares at average prices of $65.24 and $67.18 per share during the six months ended June 30, 2006 and 2005, respectively. Compensation cost is measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model. The weighted average assumptions used and the calculated weighted average fair value of employees’ purchase rights granted, are as follows:

	Six Months Ended June 30,
	2006	2005
Expected dividend yield	1.71%	1.48%
Risk-free interest rate	4.29%	2.52%
Expected life in years	0.25	0.25
Expected volatility	15.85%	15.12%
Weighted average fair value of purchase rights*	$10.16	$10.00

*	Includes the 10% discount from the market price.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

Note 4. Marketable Securities and Short-Term Investments

The following is a summary of marketable securities and short-term investments at June 30, 2006 and December 31, 2005 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2006
U.S. government & agency securities	$382	$—	$5	$377
U.S. mortgage & asset-backed securities	522	—	8	514
U.S. corporate securities	394	—	6	388
U.S. state and local municipal securities	198	—	—	198
Other debt securities	3	—	—	3

Total debt securities	1,499	—	19	1,480
Common equity securities	42	11	3	50
Preferred equity securities	370	5	—	375

Current marketable securities & short-term investments	1,911	16	22	1,905

Non-current common equity securities	24	7	—	31

Total marketable securities & short-term investments	$1,935	$23	$22	$1,936

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. government & agency securities	$400	$1	$3	$398
U.S. mortgage & asset-backed securities	393	1	5	389
U.S. corporate securities	425	—	4	421
U.S. state and local municipal securities	70	—	—	70
Other debt securities	2	—	—	2

Total debt securities	1,290	2	12	1,280
Common equity securities	42	19	—	61
Preferred equity securities	331	—	—	331

Current marketable securities & short-term investments	1,663	21	12	1,672

Non-current common equity securities	21	7	—	28

Total marketable securities & short-term investments	$1,684	$28	$12	$1,700

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of marketable securities and short-term investments at June 30, 2006, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$138	$136
Due after one year through three years	597	589
Due after three years through five years	97	96
Due after five years	667	659

	1,499	1,480
Equity securities	436	456

	$1,935	$1,936

Note 5. Property, Plant and Equipment

Property plant and equipment as of June 30, 2006 and December 31, 2005 consists of the following (in millions):

	June 30, 2006	December 31, 2005
Vehicles	$4,466	$4,286
Aircraft (including aircraft under capitalized leases)	12,888	12,289
Land	984	968
Buildings	2,583	2,404
Leasehold improvements	2,412	2,469
Plant equipment	5,072	4,982
Technology equipment	1,666	1,639
Equipment under operating lease	108	87
Construction-in-progress	497	433

	30,676	29,557
Less: Accumulated depreciation and amortization	(14,773)	(14,268)

	$15,903	$15,289

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,
	Pension Benefits		Postretirement Medical Benefits
	2006	2005	2006	2005
Net Periodic Cost:
Service cost	$124	$89	$26	$22
Interest cost	188	145	42	42
Expected return on assets	(285)	(222)	(10)	(9)
Amortization of:
Transition obligation	—	1	—	—
Prior service cost	9	9	(2)	(2)
Actuarial (gain) loss	38	17	7	8
Settlements	1	—	—	—

Net periodic benefit cost	$75	$39	$63	$61

	Six Months Ended June 30,
	Pension Benefits		Postretirement Medical Benefits
	2006	2005	2006	2005
Net Periodic Cost:
Service cost	$247	$177	$51	$45
Interest cost	375	290	85	84
Expected return on assets	(563)	(444)	(21)	(19)
Amortization of:
Transition obligation	1	2	—	—
Prior service cost	18	18	(4)	(4)
Actuarial (gain) loss	77	34	14	16
Settlements	2	—	—	—

Net periodic benefit cost	$157	$77	$125	$122

During the first six months of 2006, we contributed $41 and $39 million to our pension and postretirement medical benefit plans, respectively. We expect to contribute $1.162 billion and $91 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

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

We are in the process of finalizing the third party appraisals for certain assets and liabilities to assist management in allocating the purchase price of Lynx to the individual assets acquired and liabilities assumed. This may result in adjustments to the carrying values of Lynx’s recorded assets and liabilities, including the amount of any residual value allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the current best estimates of management and is subject to revision based on final determination of fair values of acquired assets and assumed liabilities. We anticipate the valuations and other studies will be completed prior to the anniversary dates of the acquisitions.

Note 8. Goodwill, Intangibles, and Other Assets

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2006 and December 31, 2005 (in millions):

	December 31, 2005	Goodwill Acquired	Purchase Accounting Adjustments	Currency/ Other	June 30, 2006
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	290	—	(44)	2	248
Supply Chain & Freight	2,259	4	12	16	2,291

	$2,549	$4	$(32)	$18	$2,539

The reduction in goodwill for the International Package segment was primarily the result of adjustments to the purchase price allocation of Lynx, while the increase in goodwill for the Supply Chain & Freight segment was primarily the result of adjustments to the purchase price allocation of Overnite. These acquisition transactions are described in Note 7.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of intangible assets as of June 30, 2006 and December 31, 2005 (in millions):

	Trademarks, Licenses, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
June 30, 2006:
Gross carrying amount	$219	$108	$1,501	$13	$1,841
Accumulated amortization	(43)	(26)	(1,035)	—	(1,104)

Net carrying value	$176	$82	$466	$13	$737

December 31, 2005:
Gross carrying amount	$139	$108	$1,391	$13	$1,651
Accumulated amortization	(31)	(23)	(913)	—	(967)

Net carrying value	$108	$85	$478	$13	$684

Other assets as of June 30, 2006 and December 31, 2005 consist of the following (in millions):

	June 30, 2006	December 31, 2005
Non-current finance receivables, net of allowance for credit losses	$389	$471
Other non-current assets	1,383	1,294

	$1,772	$1,765

Note 9. Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of June 30, 2006 and December 31, 2005 consist of the following (in millions):

	June 30, 2006	December 31, 2005
Deferred income taxes	$3,505	$3,425
Insurance reserves	1,440	1,354
Accrued pension cost	341	750
Other credits and non-current liabilities	1,109	1,153

	$6,395	$6,682

Note 10. Legal Proceedings, Contingencies and Commitments

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors. The court granted Summary Judgment in favor of UPS on all claims and plaintiffs have appealed.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 20,000 drivers and seek back wages, penalties, interest and attorneys’ fees.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We have been named as a defendant in four putative class action lawsuits filed in federal courts between March and June 2006, alleging a conspiracy relating to certain surcharges that a number of air cargo carriers imposed. We were not named as a defendant in at least seventy-six related cases that make similar allegations. These cases likely will be consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York. In addition, in July 2006, we were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice. We intend to vigorously defend ourselves in these cases.

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

As of December 31, 2005, we had approximately 241,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In June 2006, we announced that we will begin formal negotiations in the third quarter with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable December 31, 2003. On June 30, 2006, UPS and the IPA announced a tentative agreement on a new labor contract. The IPA is in the midst of presenting the terms of this tentative agreement to all of our pilots as part of the ratification process. If ratified, this new contract would not become amendable until the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Supply Chain & Freight includes our forwarding and logistics operations, the operations of Overnite Corp. (acquired in August 2005, and now known as UPS Freight), and other aggregated business units. Our forwarding and logistics business includes the operations acquired with the purchase of Menlo Worldwide Forwarding, Inc. (now collectively known as UPS Supply Chain Solutions). Forwarding and logistics includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (LTL) and truckload services to customers in North America. Other aggregated business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store) and UPS Capital.

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, short-term investments, and equity-method real estate investments.

Segment information for the three and six months ended June 30, 2006 and 2005 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
U.S. Domestic Package	$7,462	$6,942	$14,925	$13,753
International Package	2,233	1,997	4,394	3,839
Supply Chain & Freight	2,041	1,252	3,938	2,485

Consolidated	$11,736	$10,191	$23,257	$20,077

Operating Profit:
U.S. Domestic Package	$1,234	$1,118	$2,419	$2,146
International Package	414	397	809	745
Supply Chain & Freight	47	34	22	43

Consolidated	$1,695	$1,549	$3,250	$2,934

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Other Operating Expenses

The major components of other operating expenses for the three and six months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Repairs and Maintenance	$289	$271	$578	$530
Depreciation and Amortization	436	403	875	801
Purchased Transportation	1,358	887	2,629	1,734
Fuel	668	465	1,246	855
Other Occupancy	222	201	474	427
Other Expenses	1,078	1,026	2,196	2,010

Total Other Operating Expenses	$4,051	$3,253	$7,998	$6,357

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,061	$986	$2,036	$1,868

Denominator:
Weighted average shares	1,084	1,113	1,088	1,117
Deferred compensation obligations	3	3	3	3

Denominator for basic earnings per share	1,087	1,116	1,091	1,120

Effect of dilutive securities:
Restricted performance units	1	1	1	1
Restricted stock units	1	—	1	—
Stock option plans	3	2	3	2

Denominator for diluted earnings per share	1,092	1,119	1,096	1,123

Basic earnings per share	$0.98	$0.88	$1.87	$1.67

Diluted earnings per share	$0.97	$0.88	$1.86	$1.66

Note 14. Air Freight Restructuring Program and Related Expenses

In February 2005, we announced our intention to transfer the heavy air freight operations currently taking place at the facility in Dayton, Ohio (acquired with the operations of Menlo Worldwide Forwarding in December 2004) to other UPS facilities over approximately 12 to 18 months. This action is being taken to remove redundancies between the Dayton air freight facility and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS facilities in the movement of air freight. During the third quarter

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 2005, we finalized our plans to exit the Dayton facility, as well as various other acquired facilities, and accrued certain costs related to employee severance, lease terminations, and related items. As part of this program, the recorded value of the Dayton facility was reduced to its fair market value as of the date of the acquisition. These accrued costs, and related reductions in the fair value of recorded assets, resulted in an adjustment of $160 million to the amount of goodwill initially recorded in the Menlo Worldwide Forwarding acquisition.

Additionally, we are incurring costs related to integration activities, such as employee relocations, the moving of inventory and fixed assets, and the consolidation of information systems, and these amounts are being expensed as incurred. We anticipate the entire air freight restructuring program will be completed by the end of 2006.

Set forth below is a summary of activity related to the restructuring program and resulting liability for the six months ended June 30, 2006 (in millions):

	Employee Severance	Facility Consolidation	Other	Total
Balance at December 31, 2005	$24	$47	$25	$96
Costs accrued	—	—	—	—
Cash spent	(3)	—	(1)	(4)
Charges against assets	—	—	—	—

Balance at June 30, 2006	$21	$47	$24	$92

Employee Severance

Employee severance costs relate to severance packages for approximately 550 people. The packages are involuntary and are formula-driven based on salary levels and past service. The current and planned separations span the entire business unit, including the operations, information technology, finance, and business development functions.

Facility Consolidation

Facility consolidation costs are associated with terminating operating leases on offices, warehouses, and other acquired facilities.

Other Costs

Other costs consist primarily of costs associated with the termination of certain acquired legal entities and joint ventures, as well as environmental remediation costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2006	2005	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,687	$1,560	$127	8.1%
Deferred	822	767	55	7.2
Ground	4,953	4,615	338	7.3

Total U.S. Domestic Package	7,462	6,942	520	7.5
International Package:
Domestic	473	381	92	24.1
Export	1,614	1,492	122	8.2
Cargo	146	124	22	17.7

Total International Package	2,233	1,997	236	11.8
Supply Chain & Freight:
Forwarding and Logistics	1,444	1,173	271	23.1
Freight	510	—	510	N/A
Other	87	79	8	10.1

Total Supply Chain & Freight	2,041	1,252	789	63.0

Consolidated	$11,736	$10,191	$1,545	15.2%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,240	1,190	50	4.2%
Deferred	936	870	66	7.6
Ground	11,074	10,592	482	4.6

Total U.S. Domestic Package	13,250	12,652	598	4.7
International Package:
Domestic	1,062	859	203	23.6
Export	656	616	40	6.5

Total International Package	1,718	1,475	243	16.5

Consolidated	14,968	14,127	841	6.0%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.26	$20.48	$0.78	3.8%
Deferred	13.72	13.78	(0.06)	(0.4)
Ground	6.99	6.81	0.18	2.6
Total U.S. Domestic Package	8.80	8.57	0.23	2.7
International Package:
Domestic	6.96	6.93	0.03	0.4
Export	38.44	37.84	0.60	1.6
Total International Package	18.98	19.84	(0.86)	(4.3)
Consolidated	$9.97	$9.75	$0.22	2.3%

	Six Months Ended June 30,		Change
	2006	2005	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$3,371	$3,060	$311	10.2%
Deferred	1,653	1,531	122	8.0
Ground	9,901	9,162	739	8.1

Total U.S. Domestic Package	14,925	13,753	1,172	8.5
International Package:
Domestic	939	739	200	27.1
Export	3,175	2,858	317	11.1
Cargo	280	242	38	15.7

Total International Package	4,394	3,839	555	14.5
Supply Chain & Freight:
Forwarding and Logistics	2,783	2,326	457	19.6
Freight	987	—	987	N/A
Other	168	159	9	5.7

Total Supply Chain & Freight	3,938	2,485	1,453	58.5

Consolidated	$23,257	$20,077	$3,180	15.8%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,247	1,168	79	6.8%
Deferred	944	865	79	9.1
Ground	11,093	10,528	565	5.4

Total U.S. Domestic Package	13,284	12,561	723	5.8
International Package:
Domestic	1,076	823	253	30.7
Export	656	590	66	11.2

Total International Package	1,732	1,413	319	22.6

Consolidated	15,016	13,974	1,042	7.5%

Operating days in period	128	128

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.12	$20.47	$0.65	3.2%
Deferred	13.68	13.83	(0.15)	(1.1)
Ground	6.97	6.80	0.17	2.5
Total U.S. Domestic Package	8.78	8.55	0.23	2.7
International Package:
Domestic	6.82	7.02	(0.20)	(2.8)
Export	37.81	37.84	(0.03)	(0.1)
Total International Package	18.56	19.89	(1.33)	(6.7)
Consolidated	$9.91	$9.70	$0.21	2.2%

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2006	2005	$	%
LTL revenue (in millions)	$439	—	$439	N/A
LTL revenue per LTL hundredweight	$18.35	—	$18.35	N/A
LTL shipments (in thousands)	2,397	—	2,397	N/A
LTL shipments per day (in thousands)	37	—	37	N/A
LTL gross weight hauled (in millions of pounds)	2,390	—	2,390	N/A
LTL weight per shipment	997	—	997	N/A

	Six Months Ended June 30,		Change
	2006	2005	$	%
LTL revenue (in millions)	$853	—	$853	N/A
LTL revenue per LTL hundredweight	$17.91	—	$17.91	N/A
LTL shipments (in thousands)	4,852	—	4,852	N/A
LTL shipments per day (in thousands)	38	—	38	N/A
LTL gross weight hauled (in millions of pounds)	4,760	—	4,760	N/A
LTL weight per shipment	981	—	981	N/A

Overnite Corp., now known as UPS Freight, was acquired on August 5, 2005. Information for comparable prior year periods will be reported beginning in the third quarter of 2006.

Operating Profit

The following table sets forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended June 30,		Change
	2006	2005	$	%
Reporting Segment
U.S. Domestic Package	$1,234	$1,118	$116	10.4%
International Package	414	397	17	4.3
Supply Chain & Freight	47	34	13	38.2

Consolidated Operating Profit	$1,695	$1,549	$146	9.4%

	Three Months Ended June 30,
	2006	2005
Reporting Segment
U.S. Domestic Package	16.5%	16.1%
International Package	18.5%	19.9%
Supply Chain & Freight	2.3%	2.7%
Consolidated Operating Margin	14.4%	15.2%

	Six Months Ended June 30,		Change
	2006	2005	$	%
Reporting Segment
U.S. Domestic Package	$2,419	$2,146	$273	12.7%
International Package	809	745	64	8.6
Supply Chain & Freight	22	43	(21)	(48.8)

Consolidated Operating Profit	$3,250	$2,934	$316	10.8%

	Six Months Ended June 30,
	2006	2005
Reporting Segment
U.S. Domestic Package	16.2%	15.6%
International Package	18.4%	19.4%
Supply Chain & Freight	0.6%	1.7%
Consolidated Operating Margin	14.0%	14.6%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $520 million, or 7.5%, for the quarter ($1.172 billion, or 8.5%, year-to-date), with average daily package volume up 4.7% (5.8% year-to-date). Volume gains in the quarter and year-to-date periods were realized across all products primarily due to a solid U.S. economy, strong small package market and continuing efforts to generate new volume.

Pricing remained firm as overall revenue per piece was up 2.7% for the quarter and year-to-date. Ground revenue per piece increased 2.6%, and Next Day Air revenue per piece increased 3.8%, for the quarter, primarily due to the impact of a rate increase that took effect in 2006 and the impact of an increased fuel surcharge rate in 2006 compared to 2005. Deferred revenue per piece was down as a result of growth in lighter weight, lower revenue packages.

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

In January 2006, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge was subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 13.70% in the second quarter of 2006 (13.10% year-to-date 2006), as compared with 9.50% in the second quarter of 2005 (9.50% year-to-date 2005). Additionally, the UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 3.84% in the second quarter of 2006 (3.67% year-to-date 2006), as compared to 2.42% in the second quarter of 2005 (2.17% year-to-date 2005). Total domestic fuel surcharge revenue increased by $149 million in the second quarter ($288 year-to-date), due to higher jet and diesel fuel prices, volume growth, and the modifications to our fuel surcharges noted above.

U.S. domestic package operating profit increased $116 million, or 10.4%, for the quarter ($273 million, or 12.7%, year-to-date) primarily as a result of the revenue growth described previously, combined with efficiencies from leveraging our integrated ground and air networks.

International Package Operations

International package revenue improved $236 million, or 11.8%, for the quarter ($555 million, or 14.5%, year-to-date) primarily due to the 6.5% volume growth for our export products and the impact of acquisitions completed in 2005. Total international revenue per piece declined for the quarter due to changes in product mix, as lower-yielding domestic products comprised a larger proportion of overall international volume. The change in revenue was positively affected by $5 million during the quarter due to currency fluctuations, net of hedging activity (adverse impact of $50 million year-to-date). Revenue increased by $77 million during the quarter due to acquisitions ($172 million year-to-date).

In January 2006, we increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

In January 2006, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge continued to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $51 million in the second quarter ($102 million year-to-date) due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, with solid volume increases in all regions, however export volume in Europe was adversely affected by fewer working days in the quarter. International domestic volume increased 23.6% for the quarter, due to volume growth in Canada and Europe, which also benefited from the acquisition of Messenger Service Stolica S.A. in Poland during the second quarter of 2005 and the acquisition of Lynx in the U.K. during the third quarter of 2005. Excluding the impact of acquisitions, international domestic volume increased 4.8% and international domestic revenue increased 4.7% for the quarter (8.5% and 5.5% on a year-to-date basis, respectively).

Export revenue per piece increased 1.6% for the quarter, largely due to the rate increases discussed previously and the impact of the fuel surcharge, partially offset by relatively higher growth in lower revenue per piece transborder products. In total, international average daily package volume increased 16.5% and average revenue per piece decreased 4.3% (4.6% currency-adjusted) for the quarter.

The improvement in operating profit for our international package operations was $17 million for the quarter, or 4.3% ($64 million, or 8.6%, year-to-date). Currency fluctuations did not have an impact on operating profit for the quarter, but adversely impacted operating profit by $9 million year-to-date. The increase in operating profit was positively impacted by the volume and revenue growth described previously, however operating profit was negatively affected by fewer working days in Europe during the quarter.

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $789 million, or 63.0%, for the quarter ($1.453 billion, or 58.5%, year-to-date). UPS Freight, formerly known as Overnite Corp. (acquired August 2005), provided $510 million or 40.7% of the overall 63.0% increase in revenues. Year-to-date, UPS Freight provided $987 million, or 39.7% of the total 58.5% increase in revenues. UPS Freight offers a variety of LTL and truckload services to customers in North America. The results of operations have been included in the Supply Chain & Freight reporting segment since the August 5, 2005 acquisition date. UPS Freight had improvements in total revenue and average LTL revenue per LTL hundredweight in the post-acquisition period versus the same period a year ago when it was not a part of UPS, however average daily LTL shipments declined as we proactively reduced less profitable accounts and focused on higher yielding customer segments.

Forwarding and logistics revenue increased $271 million, or 23.1% for the quarter ($457 million, or 19.6%, year-to-date), largely due to ongoing changes in the business model for this unit. The forwarding and logistics business is continuing to move towards a model that places more transactional ownership risk on UPS including increased utilization of UPS-owned assets. This has the effect of increasing revenue as well as purchased transportation expense. The increased revenue associated with these forwarding transactions was somewhat offset by certain revenue management initiatives, which involve reducing less profitable accounts. In addition, revenue increased by $6 million during the quarter (decreased by $16 million year-to-date) due to currency fluctuations.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 10.1% during the quarter (5.7% year-to-date). This revenue growth was primarily due to increased revenue at our financial services unit.

Operating profit for the Supply Chain & Freight segment increased by $13 million, or 38.2% for the quarter, primarily due to the operating profits generated by UPS Freight. Year-to-date, operating profit declined by $21 million, or 48.8%, largely due to first quarter lost sales resulting from customer turnover at our forwarding and logistics unit and first quarter air freight integration costs. Currency fluctuations did not affect operating profit during the quarter or year-to-date period.

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $1.399 billion, or 16.2%, for the quarter, and were significantly impacted by the acquisitions of Overnite Corp., Lynx Express Ltd. and Messenger Service Stolica during 2005. Currency fluctuations in our International Package and Supply Chain & Freight segments resulted in operating expenses increasing by $11 million for the quarter (decreasing $58 million year-to-date).

Compensation and benefits increased by $601 million, or 11.2%, for the quarter ($1.223 billion, or 11.3%, year-to-date), largely due to the acquisitions of Overnite, Lynx and Stolica, as well as increased health and welfare benefit costs and higher pension expense. Excluding the effect of acquisitions, compensation and benefits expense increased 5.5% for the quarter and 5.7% year-to-date. Stock-based and other management incentive compensation expense increased $25 million, or 22.0%, in the quarter ($53 million, or 23.6%, year-to-date), primarily due to the expensing of restricted stock units granted under our Management Incentive Awards program and the impact of a new grant of stock options and restricted performance units in the second quarter.

Other operating expenses increased by $798 million, or 24.5%, for the quarter ($1.641 billion, or 25.8%, year-to-date), largely due to the acquisitions mentioned above, as well as increases in fuel expense and purchased transportation. The table below indicates the impact of business acquisitions completed in 2005 on the increase in operating expenses by category in the second quarter and year-to-date periods of 2006.

Second Quarter 2006:

	Total % Increase	Acquisition Impact	% Increase without Acquisitions
Other Operating Expenses:
Repairs and maintenance	6.6%	5.1%	1.5%
Depreciation and amortization	8.2%	4.7%	3.5%
Purchased transportation	53.1%	7.9%	45.2%
Fuel	43.7%	13.8%	29.9%
Other occupancy	10.4%	6.4%	4.0%
Other expenses	5.1%	6.5%	(1.4)%

	24.5%	7.6%	16.9%

Year-to-Date 2006:

	Total % Increase	Acquisition Impact	% Increase without Acquisitions
Other Operating Expenses:
Repairs and maintenance	9.1%	5.1%	4.0%
Depreciation and amortization	9.2%	5.1%	4.1%
Purchased transportation	51.6%	8.6%	43.0%
Fuel	45.7%	13.9%	31.8%
Other occupancy	11.0%	6.8%	4.2%
Other expenses	9.3%	6.4%	2.9%

	25.8%	7.8%	18.0%

The 29.9% increase in fuel expense for the quarter was impacted by higher prices for jet-A, diesel and unleaded gasoline as well as higher usage, but was partially mitigated with hedging gains. The 45.2% increase in purchased transportation was influenced by volume growth in our International Package business, currency fluctuations, higher fuel prices, increased rail costs, and changes to the freight forwarding business model described previously. The 1.5% increase in repairs and maintenance was largely due to higher expense on vehicle parts and repairs. The 3.5% increase in depreciation and amortization for the quarter was impacted by higher depreciation expense on plant equipment, aircraft and engines, and higher amortization expense on intangible assets due to recent acquisitions. The 4.0% increase in other occupancy expense was largely due to higher electricity and other utilities expenses. The decrease in other expenses was impacted by several items, including realized currency gains.

Investment Income/Interest Expense

The decrease in investment income of $15 million during the quarter ($22 million year-to-date) was primarily due to a lower average balance of interest-earning investments and increased equity-method losses on certain investment partnerships. These were partially offset by a higher average interest rate earned on investments.

The $8 million increase in interest expense during the quarter ($19 million year-to-date) was due to higher average interest rates on variable rate debt and interest rate swaps, partially offset by lower average debt balances.

Net Income and Earnings Per Share

Net income for the second quarter of 2006 was $1.061 billion, a 7.6% increase from the $986 million achieved in the second quarter of 2005, resulting in a 10.2% increase in diluted earnings per share to $0.97 in 2006 from $0.88 in 2005. On a year-to-date basis, net income in 2006 was $2.036 billion, a 9.0% increase from the $1.868 billion achieved in the comparable period of 2005, resulting in a 12.0% increase in diluted earnings per share to $1.86 in 2006 from $1.66 in 2005. Diluted earnings per share has increased at a faster rate than the growth in net income due to the reduction in shares outstanding as a result of our ongoing share repurchase program. The increase in net income for the second quarter and year-to-date periods was largely due to higher operating profits for both our U.S. Domestic and International Package segments.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $3.964 billion in the first half of 2006 from $4.076 billion during the comparable period of 2005. Operating cash flow in the 2005 period included a $374 million cash receipt from the Internal Revenue Service as a result of a previously settled tax matter.

As discussed in Note 6, we contributed $41 million to our pension plans and $39 million to our postretirement medical benefit plans in the first six months of 2006. We expect to contribute an additional $1.162 billion and $91 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

On January 2, 2006, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 5.5% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 3.9% on UPS Ground. We also increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes include a new charge for undeliverable packages after three delivery attempts and an increase in rates for proof of delivery features for our Delivery Required and Signature Confirmation services. The residential surcharge increased $0.25 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, in January 2006, we modified the fuel surcharge on domestic and certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge on domestic and certain U.S.-related international air services continues to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $1.565 billion in the first six months of 2006 from $889 million during 2005, primarily due to increased capital expenditures and the purchase of marketable securities and short-term investments. During 2006, we generated cash of $252 million due to the settlement of energy and currency derivative contracts. Also in 2006, we increased our purchase contract deposits on aircraft to be delivered in future periods by $215 million. We expect to make additional payments related to business acquisitions of approximately $50 million during the remainder of 2006, primarily related to the Sinotrans acquisition.

We had capital expenditures of $1.456 billion in the first six months of 2006, an increase over the $1.043 billion in 2005, primarily due to additional deliveries of aircraft and vehicles. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. During the first six months of 2006, we placed orders for four additional Boeing MD-11 aircraft.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $2.847 billion in the first six months of 2006 from $2.648 billion during 2005, primarily due to increased dividend payments, repayments of debt, and share repurchases. We repurchased a total of 17.8 million shares of Class A and Class B common stock for $1.421 billion in the first six months of 2006, and 19.0 million shares for $1.405 billion in the first six months of 2005. In July 2006, the Board of Directors authorized an additional $2.0 billion for future share repurchases.

We increased our quarterly cash dividend payment to $0.38 per share in 2006 from $0.33 per share in 2005, resulting in an increase in total cash dividends paid to $1.168 billion from $1.033 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

Issuances of debt during the first six months of 2006 consisted of debt related to our investment in certain equity-method real estate partnerships. Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and principal payments on debt related to our investment in equity-method real estate partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $387 million outstanding under these programs as of June 30, 2006, with an average interest rate of 4.98%. The entire balance outstanding has been classified as a current liability in our balance sheet.

We maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. We had no borrowings outstanding under this program at June 30, 2006.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 19, 2007 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of June 30, 2006.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at June 30, 2006, all of which consists of issuances under our UPS Notes program.

The nature and amounts of our principal repayment obligations under our debt, and capital and operating lease agreements as of June 30, 2006 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of June 30, 2006.

Legal Proceedings, Commitments & Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors. The court granted Summary Judgment in favor of UPS on all claims and plaintiffs have appealed.

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 20,000 drivers and seek back wages, penalties, interest and attorneys’ fees.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We have been named as a defendant in four putative class action lawsuits filed in federal courts between March and June 2006, alleging a conspiracy relating to certain surcharges that a number of air cargo carriers imposed. We were not named as a defendant in at least seventy-six related cases that make similar allegations. These cases likely will be consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York. In addition, in July 2006, we were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice. We intend to vigorously defend ourselves in these cases.

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

As of December 31, 2005, we had approximately 241,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In June 2006, we announced that we will begin formal negotiations in the third quarter with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable December 31, 2003. On June 30, 2006, UPS and the IPA announced a tentative agreement on a new labor contract. The IPA is in the midst of presenting the terms of this tentative agreement to all of our pilots as part of the ratification process. If ratified, this new contract would not become amendable until the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which becomes amendable on November 1, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

Other Matters

With the assistance of outside counsel, we have undertaken an internal investigation of certain conduct within our Supply Chain Solutions subsidiary in certain locations outside the United States. Our investigation has determined that certain conduct, which commenced prior to our subsidiary’s 2001 acquisition of a freight forwarding business that was part of Fritz Companies Inc., may have violated the United States Foreign Corrupt Practices Act. The monetary value involved in this conduct appears to be immaterial. We have implemented numerous remediation steps, and our investigation continues. In March 2006 we informed the SEC and the U.S. Department of Justice (“DOJ”) of our investigation, and we intend to cooperate fully with any review by the government of these issues. We do not believe that the results of this investigation, the remediation or related penalties, if any, will have a material adverse effect on our financial condition, liquidity or results of operations, nor do we believe that these matters will have a material adverse effect on our business and prospects.

On July 14, 2006, we received a grand jury subpoena from the Antitrust Division of the DOJ. The subpoena relates to the DOJ’s publicly-announced criminal investigation of the air cargo pricing practices of a number of domestic and foreign airlines. We do not believe that we are a target of this investigation and will cooperate.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15,

2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2006	December 31, 2005
Energy Derivatives	$—	$192
Currency Derivatives	62	52
Interest Rate Derivatives	(109)	(47)

	$(47)	$197

In the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash. These derivatives were designated as hedges of forecasted cash outflows for purchases of fuel products. As these derivatives maintained their effectiveness and qualified for hedge accounting, we anticipate that the gains associated with these hedges will be recognized in income over the original term of the hedges through 2007. Other than this derivative settlement, our market risks, hedging strategies, and financial instrument positions at June 30, 2006 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Legal Proceedings, Commitments & Contingencies” and “Other Matters” of the caption “Management’s Discussion and Analysis” included in this report.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2006 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2006	3.4	$81.42	3.2	$217
May 1 – May 31, 2006	2.1	81.24	1.9	64
June 1 – June 30, 2006	1.5	80.12	1.5	—

Total April 1 – June 30, 2006	7.0	$81.08	6.6	$—

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In August 2005, the Board of Directors authorized an increase in our share repurchase program of $2.0 billion. This amount was in addition to the remaining authority available under the previously authorized $2.0 billion share repurchase program approved in October 2004. In July 2006, the Board of Directors authorized a further increase in our share repurchase program of $2.0 billion. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareowners was held on May 4, 2006.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for director as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1. The results of the voting by the shareowners for directors are presented below.

Director	Number of Votes		Percent of Total Voting
John J. Beystehner	For Withheld	2,755,227,081 104,690,126	96.34 3.66	% %
Michael J. Burns	For Withheld	2,757,243,408 102,673,799	96.41 3.59	% %
D. Scott Davis	For Withheld	2,737,844,857 122,072,350	95.73 4.27	% %
Stuart E. Eizenstat	For Withheld	2,765,651,846 94,265,361	96.70 3.30	% %
Michael L. Eskew	For Withheld	2,747,809,662 112,107,545	96.08 3.92	% %
James P. Kelly	For Withheld	2,571,981,588 287,935,619	89.93 10.07	% %
Ann M. Livermore	For Withheld	2,760,217,667 99,699,540	96.51 3.49	% %
Gary E. MacDougal	For Withheld	2,733,563,450 126,353,757	95.58 4.42	% %
Victor A. Pelson	For Withheld	2,758,202,304 101,714,903	96.44 3.56	% %
John W. Thompson	For Withheld	2,763,433,566 96,483,641	96.63 3.37	% %
Carol B. Tomé	For Withheld	2,766,001,833 93,915,374	96.72 3.28	% %
Ben Verwaayan	For Withheld	2,767,729,817 92,187,390	96.78 3.22	% %

2. The proposal and the results of the voting by the shareowners for ratification of our appointment of independent auditors are presented below.

	Number of Votes		Percent of Total Voting
To ratify the appointment of Deloitte & Touche LLP, independent auditors, as auditors of UPS and its subsidiaries for the year ending December 31, 2006	For Against Abstain	2,781,558,744 62,925,421 15,433,042	97.26 2.20 0.54	% % %

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10.1	—	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 7, 2006).

10.2	—	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 5, 2006).

10.3	—	Form of Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 5, 2006).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a (14), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: August 4, 2006	By:	/s/ D. SCOTT DAVIS
D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)