Form 10-Q
period 2006-09-30
UNITED PARCEL SERVICE INC
filed 2006-11-06
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, or

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

There were 407,748,598 class A shares, and 665,794,941 class B shares, with a par value of $0.01 per share, outstanding at October 27, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 (unaudited) and December 31, 2005

(In millions, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,139	$1,369
Marketable securities & short-term investments	1,102	1,672
Accounts receivable, net	5,892	5,950
Finance receivables, net	468	411
Deferred income taxes	635	475
Other current assets	905	1,126

Total Current Assets	10,141	11,003
Property, Plant & Equipment, Net	16,353	15,289
Prepaid Pension Costs	4,721	3,932
Goodwill	2,484	2,549
Intangible Assets, Net	712	684
Other Assets	1,761	1,765

	$36,172	$35,222

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,650	$821
Accounts payable	2,371	2,352
Accrued wages & withholdings	1,650	1,324
Dividends payable	—	364
Other current liabilities	2,148	1,932

Total Current Liabilities	7,819	6,793
Long-Term Debt	3,113	3,159
Accumulated Postretirement Benefit Obligation, Net	1,751	1,704
Deferred Taxes, Credits & Other Liabilities	6,312	6,682
Shareowners’ Equity:
Preferred stock, no par value, authorized 200 shares, none issued	—	—
Class A common stock, par value $.01 per share, authorized 4,600 shares, issued 416 and 454 in 2006 and 2005	4	5
Class B common stock, par value $.01 per share, authorized 5,600 shares, issued 661 and 646 in 2006 and 2005	7	6
Additional paid-in capital	—	—
Retained earnings	17,278	17,037
Accumulated other comprehensive loss	(112)	(164)
Deferred compensation obligations	147	161

	17,324	17,045
Less: Treasury stock (3 shares in 2006 and 2005)	(147)	(161)

	17,177	16,884

	$36,172	$35,222

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

Three and Nine Months Ended September 30, 2006 and 2005

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$11,662	$10,550	$34,919	$30,627
Operating Expenses:
Compensation and benefits	5,908	5,603	17,917	16,389
Other	4,178	3,449	12,176	9,806

	10,086	9,052	30,093	26,195

Operating Profit	1,576	1,498	4,826	4,432

Other Income and (Expense):
Investment income	25	28	71	96
Interest expense	(54)	(37)	(156)	(120)

	(29)	(9)	(85)	(24)

Income Before Income Taxes	1,547	1,489	4,741	4,408
Income Taxes	509	536	1,667	1,587

Net Income	$1,038	$953	$3,074	$2,821

Basic Earnings Per Share	$0.96	$0.86	$2.83	$2.53

Diluted Earnings Per Share	$0.96	$0.86	$2.82	$2.52

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

Nine Months Ended September 30, 2006 and 2005

(In millions, except per share amounts)

(unaudited)

	2006		2005
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	454	$5	515	$5
Common stock purchases	(13)	—	(12)	—
Stock award plans	2	—	1	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(29)	(1)	(34)	—

Balance at end of period	416	4	472	5

Class B Common Stock
Balance at beginning of period	646	6	614	6
Common stock purchases	(14)	—	(15)	—
Conversions of class A to class B common stock	29	1	34	—

Balance at end of period	661	7	633	6

Additional Paid-In Capital
Balance at beginning of period		—		417
Stock award plans		264		228
Common stock purchases		(399)		(780)
Common stock issuances		135		135

Balance at end of period		—		—

Retained Earnings
Balance at beginning of period		17,037		16,192
Net income		3,074		2,821
Dividends ($1.14 and $0.99 per share)		(1,239)		(1,105)
Common stock purchases		(1,594)		(1,174)

Balance at end of period		17,278		16,734

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Balance at beginning of period		(163)		(127)
Aggregate adjustment for the period		66		(19)

Balance at end of period		(97)		(146)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period		11		(5)
Current period changes in fair value (net of tax effect of $(4) and $(3))		(7)		(6)
Reclassification to earnings (net of tax effect of $3 and $2)		6		3

Balance at end of period		10		(8)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period		83		(29)
Current period changes in fair value (net of tax effect of $19 and $79)		32		141
Reclassification to earnings (net of tax effect of $(26) and $(6))		(43)		(11)

Balance at end of period		72		101

Additional minimum pension liability, net of tax:
Balance at beginning of period		(95)		(81)
Minimum pension liability adjustment (net of tax effect of $2 and $0)		(2)		—

Balance at end of period		(97)		(81)

Accumulated other comprehensive loss at end of period		(112)		(134)

Deferred Compensation Obligations
Balance at beginning of period		161		169
Common stock held for deferred compensation obligations		(14)		(8)

Balance at end of period		147		161

Treasury Stock
Balance at beginning of period	(3)	(161)	(3)	(169)
Common stock held for deferred compensation obligations	—	14	—	8

Balance at end of period	(3)	(147)	(3)	(161)

Total Shareowners’ Equity at End of Period		$17,177		$16,611

Comprehensive Income		$3,126		$2,929

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(In millions)

(unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$3,074	$2,821
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,316	1,213
Pension and postretirement benefit expense	426	299
Pension and postretirement contributions	(1,573)	(962)
Deferred taxes, credits, and other liabilities	(33)	(73)
Stock compensation expense	235	129
Other losses	74	110
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	36	(210)
Other current assets	46	372
Accounts payable	61	88
Accrued wages & withholdings	319	450
Income taxes payable	(38)	33
Other current liabilities	133	281

Net cash from operating activities	4,076	4,551

Cash Flows From Investing Activities:
Capital expenditures	(2,297)	(1,610)
Proceeds from disposals of property, plant and equipment	45	18
Purchases of marketable securities and short-term investments	(6,568)	(5,645)
Sales and maturities of marketable securities and short-term investments	7,131	7,866
Net decrease in finance receivables	13	77
Cash paid for business acquisitions	(1)	(1,463)
Other investing activities	131	(141)

Net cash (used in) investing activities	(1,546)	(898)

Cash Flows From Financing Activities:
Net change in short-term debt	277	721
Proceeds from long-term borrowings	489	94
Repayments of long-term borrowings	(63)	(263)
Purchases of common stock	(2,041)	(1,954)
Issuances of common stock	127	125
Dividends	(1,569)	(1,392)
Other financing activities	3	(2)

Net cash (used in) financing activities	(2,777)	(2,671)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	17	(13)

Net Increase (Decrease) In Cash And Cash Equivalents	(230)	969
Cash And Cash Equivalents:
Beginning of period	1,369	739

End of period	$1,139	$1,708

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2006, our results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which replaces FAS 123 and supercedes APB 25. FAS 123(R) requires all share-based awards to employees, including grants of employee stock options, to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We had previously adopted the fair value recognition provisions of the original FAS 123, prospectively for all new stock compensation awards granted to employees subsequent to January 1, 2003. FAS 123(R) was effective beginning with the first interim or annual period after September 15, 2005; the Securities and Exchange Commission (“SEC”) deferred the effective date, and as a result, we adopted FAS 123(R) on January 1, 2006 using the modified prospective method. On that date, there were no unvested stock options or other forms of employee stock compensation issued prior to January 1, 2003, and thus all unvested stock-based awards were being expensed. A comparison of reported net income and pro-forma net income (assuming all stock-based compensation was expensed) for the three and nine months ended September 30, 2006 and 2005 is as follows (in millions, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income	$1,038	$953	$3,074	$2,821
Add: Stock-based employee compensation expense included in net income, net of tax effects	52	31	153	86
Less: Total pro forma stock-based employee compensation expense, net of tax effects	(52)	(31)	(153)	(94)

Pro forma net income	$1,038	$953	$3,074	$2,813

Basic earnings per share
As reported	$0.96	$0.86	$2.83	$2.53
Pro forma	$0.96	$0.86	$2.83	$2.52
Diluted earnings per share
As reported	$0.96	$0.86	$2.82	$2.52
Pro forma	$0.96	$0.86	$2.82	$2.51

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

If we had accounted for all share-based compensation awards granted prior to January 1, 2006 under the non-substantive vesting period approach, the impact to our net income and earnings per share would have been immaterial for all prior periods. The adoption of the non-substantive vesting period approach is expected to reduce 2006 net income by an estimated $23 million, or $0.02 per diluted share, based on share-based awards that we anticipate granting in 2006.

Incentive Compensation Plan

The Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of September 30, 2006, management incentive awards, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan.

Management Incentive Awards and Restricted Stock Units

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, we had the following RSUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	5,108
Vested and Issued	(3)
Granted	—
Reinvested Dividends	76
Forfeited / Expired	(224)

Outstanding at September 30, 2006	4,957	2.08	$357

RSUs Expected to Vest	4,921	2.05	$354

No RSUs were granted during the first nine months of 2006 or 2005. As of September 30, 2006, there was $289 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 4 years and 1 month.

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

The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	18,734	$61.84
Exercised	(1,650)	56.63
Granted	2,433	80.88
Forfeited / Expired	(179)	67.85

Outstanding at September 30, 2006	19,338	$64.62	6.45	$164

Exercisable at September 30, 2006	9,230	$57.24	4.68	$136

Options Expected to Vest	8,567	$71.64	8.12	$23

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options are as follows:

	Nine Months Ended September 30,
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

We received cash of $26 and $18 million during the nine months ended September 30, 2006 and 2005 from option holders resulting from the exercise of stock options. We received a tax benefit of $11 and $4 million during the nine months ended September 30, 2006 and 2005, respectively, from the exercise of stock options. The adoption of FAS 123(R) required us to change the statement of cash flow classification of these tax benefits and as a result, these tax benefits are reported as cash from financing activities rather than cash from operating activities.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $38 and $18 million, respectively. As of September 30, 2006, there was $108 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 6 months.

Restricted Performance Units

Beginning in 2003, we issued restricted performance units (“RPUs”) under the Plan. Upon vesting, RPUs result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Persons earning the right to receive RPUs are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, RPUs vest five years after the date of grant. All RPUs granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on RPUs are reinvested in additional restricted performance units at each dividend payable date. RPUs also allow for an additional award equal to 10% of the outstanding RPUs to be issued if certain company-wide performance goals are attained in the year of vesting. RPUs granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, we had the following RPUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	3,264
Vested and Issued	(5)
Granted	990
Reinvested Dividends	74
Forfeited / Expired	(62)

Outstanding at September 30, 2006	4,261	3.04	$307

RPUs Expected to Vest	4,064	3.01	$292

As of September 30, 2006, there was $192 million of total unrecognized compensation cost related to nonvested RPUs. That cost is expected to be recognized over a weighted average period of 3 years and 6 months.

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of UPS class B common stock on the first or the last day of each quarterly period. Employees purchased 1.4 and 1.4 million shares at average prices of $67.27 and $65.42 per share during the nine months ended September 30, 2006 and 2005, respectively. Compensation cost is measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model. The weighted average assumptions used and the calculated weighted average fair value of employees’ purchase rights granted, are as follows:

	Nine Months Ended September 30,
	2006	2005
Expected dividend yield	1.73%	1.59%
Risk-free interest rate	4.53%	2.72%
Expected life in years	0.25	0.25
Expected volatility	15.76%	15.34%
Weighted average fair value of purchase rights*	$10.48	$9.63

*	Includes the 10% discount from the market price.

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

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007. FAS 157 was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. FAS 157 is not anticipated to have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”). This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet for fiscal years ending after December 15, 2006. FAS 158 also requires that the changes in the funded status of such plans be recognized in the year in which the changes occur through comprehensive income. We estimate the impact of adopting FAS 158 to result in a reduction to shareowners’ equity of approximately $2.0—$2.5 billion, with associated changes to prepaid pension assets, accrued pension costs, the additional postretirement benefit obligation, and deferred taxes, however this will have no impact on our results of operations or cash flows.

Additionally, we currently utilize the early measurement date option available under Statement No. 87 “Employers’ Accounting for Pensions”, and we measure the funded status of our plans as of September 30 each year. Under the provisions of FAS 158, we will be required to use a December 31 measurement date for all of our pension and postretirement benefit plans no later than 2008. We do not expect the impact of the change in measurement date to have a material impact on our financial statements.

Note 4. Marketable Securities and Short-Term Investments

The following is a summary of marketable securities and short-term investments at September 30, 2006 and December 31, 2005 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2006
U.S. government and agency securities	$164	$1	$—	$165
U.S. mortgage and asset-backed securities	218	1	2	217
U.S. corporate securities	90	—	—	90
U.S. state and local municipal securities	415	—	—	415
Other debt securities	3	—	—	3

Total debt securities	890	2	2	890
Common equity securities	37	8	—	45
Preferred equity securities	167	—	—	167

Current marketable securities and short-term investments	1,094	10	2	1,102

Non-current common equity securities	25	7	—	32

Total marketable securities and short-term investments	$1,119	$17	$2	$1,134

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. government and agency securities	$400	$1	$3	$398
U.S. mortgage and asset-backed securities	393	1	5	389
U.S. corporate securities	425	—	4	421
U.S. state and local municipal securities	70	—	—	70
Other debt securities	2	—	—	2

Total debt securities	1,290	2	12	1,280
Common equity securities	42	19	—	61
Preferred equity securities	331	—	—	331

Current marketable securities and short-term investments	1,663	21	12	1,672

Non-current common equity securities	21	7	—	28

Total marketable securities and short-term investments	$1,684	$28	$12	$1,700

The amortized cost and estimated fair value of marketable securities and short-term investments at September 30, 2006, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$35	$35
Due after one year through three years	145	145
Due after three years through five years	27	27
Due after five years	683	683

	890	890
Equity securities	229	244

	$1,119	$1,134

Note 5. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2006 and December 31, 2005 consists of the following (in millions):

	September 30, 2006	December 31, 2005
Vehicles	$4,734	$4,286
Aircraft (including aircraft under capitalized leases)	13,066	12,289
Land	1,007	968
Buildings	2,637	2,404
Leasehold improvements	2,451	2,469
Plant equipment	5,178	4,982
Technology equipment	1,700	1,639
Equipment under operating lease	122	87
Construction-in-progress	547	433

	31,442	29,557
Less: Accumulated depreciation and amortization	(15,089)	(14,268)

	$16,353	$15,289

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,
	Pension Benefits		Postretirement Medical Benefits
	2006	2005	2006	2005
Net Periodic Cost:
Service cost	$125	$88	$25	$23
Interest cost	187	146	42	42
Expected return on assets	(281)	(222)	(11)	(10)
Amortization of:
Transition obligation	1	—	—	—
Prior service cost	10	10	(2)	(1)
Actuarial loss	39	17	8	7
Settlements	1	—	—	—

Net periodic benefit cost	$82	$39	$62	$61

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Medical Benefits
	2006	2005	2006	2005
Net Periodic Cost:
Service cost	$372	$265	$76	$68
Interest cost	562	436	127	126
Expected return on assets	(844)	(666)	(32)	(29)
Amortization of:
Transition obligation	2	2	—	—
Prior service cost	28	28	(6)	(5)
Actuarial loss	116	51	22	23
Settlements	3	—	—	—

Net periodic benefit cost	$239	$116	$187	$183

During the first nine months of 2006, we contributed $1.449 billion and $124 million to our pension and postretirement medical benefit plans, respectively. We expect to contribute $35 and $20 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Business Acquisitions

In December 2004, we agreed with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sinotrans’ interest in our joint venture company in Beijing, China. The agreement will result in the payment of $121 million to Sinotrans in 2005 and 2006. Since the inception of the agreement, we have paid a total of $71 million, and have taken direct control of operations in all 23 locations. The operations acquired are reported within our International Package reporting segment from the dates of acquisition.

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

In September 2005, we acquired Lynx Express Ltd. (“Lynx”), one of the largest independent parcel carriers in the United Kingdom, for approximately $68 million in cash. The operating results of Lynx are included in our International Package reporting segment from the date of acquisition.

The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition.

Note 8. Goodwill, Intangibles, and Other Assets

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2006 and December 31, 2005 (in millions):

	December 31, 2005	Goodwill Acquired	Purchase Accounting Adjustments	Currency / Other	September 30, 2006
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	290	—	(39)	8	259
Supply Chain & Freight	2,259	4	(60)	22	2,225

	$2,549	$4	$(99)	$30	$2,484

The reduction in goodwill for the International Package segment was primarily the result of adjustments to the purchase price allocation of Lynx, while the decrease in goodwill for the Supply Chain & Freight segment was primarily the result of finalizing the purchase price allocation of Overnite. These acquisition transactions are described in Note 7.

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires annual impairment testing of goodwill for each of our reporting units. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet.

We use a discounted cash flow model (“DCF model”) to estimate the fair value of our goodwill. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units.

The Supply Chain & Freight segment of our business has experienced rapid growth over the last several years, largely due to a number of acquisitions that we have made. Because of its growth, this segment continues to experience significant change as we integrate the acquired companies, resulting in higher volatility in our DCF model projections than for our other segments. Our impairment tests for the reporting units within both the International Package and Supply Chain & Freight segments are performed annually as of October 1st.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of intangible assets as of September 30, 2006 and December 31, 2005 (in millions):

	Trademarks, Licenses, Patents, and Other	Franchise Rights	Capitalized Software	Intangible Pension Asset	Total Intangible Assets
September 30, 2006:
Gross carrying amount	$225	$109	$1,539	$13	$1,886
Accumulated amortization	(56)	(28)	(1,090)	—	(1,174)

Net carrying value	$169	$81	$449	$13	$712

December 31, 2005:
Gross carrying amount	$139	$108	$1,391	$13	$1,651
Accumulated amortization	(31)	(23)	(913)	—	(967)

Net carrying value	$108	$85	$478	$13	$684

Other assets as of September 30, 2006 and December 31, 2005 consist of the following (in millions):

	September 30, 2006	December 31, 2005
Non-current finance receivables, net of allowance for credit losses	$426	$471
Other non-current assets	1,335	1,294

	$1,761	$1,765

Note 9. Deferred Taxes, Credits and Other Liabilities

Deferred taxes, credits and other liabilities as of September 30, 2006 and December 31, 2005 consist of the following (in millions):

	September 30, 2006	December 31, 2005
Deferred income taxes	$3,502	$3,425
Insurance reserves	1,378	1,354
Accrued pension cost	334	750
Other credits and non-current liabilities	1,098	1,153

	$6,312	$6,682

Note 10. Legal Proceedings, Contingencies and Commitments

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors. The court granted Summary Judgment in favor of UPS on all claims and plaintiffs have appealed. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 20,000 drivers and seek back wages, penalties, interest and attorney’s fees. UPS has agreed in principle to settle this matter in full for a total payment of $87 million. The parties are now working to secure court approval of that settlement.

We have been named as a defendant in five putative class action lawsuits filed in federal courts, alleging a conspiracy relating to certain surcharges by a number of air cargo carriers. We were not named as a defendant in at least eighty related cases that make similar allegations. These cases have been consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York. In addition, in July 2006, we were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice. We intend to vigorously defend ourselves in these cases.

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

As of December 31, 2005, we had approximately 241,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In the third quarter of 2006, we began formal negotiations with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”). On June 30, 2006, UPS and the IPA announced a tentative agreement on a new labor contract, which was ratified in the third quarter. This new contract becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment information for the three and nine months ended September 30, 2006 and 2005 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
U.S. Domestic Package	$7,402	$7,033	$22,327	$20,786
International Package	2,251	1,918	6,645	5,757
Supply Chain & Freight	2,009	1,599	5,947	4,084

Consolidated	$11,662	$10,550	$34,919	$30,627

Operating Profit (Loss):
U.S. Domestic Package	$1,208	$1,110	$3,627	$3,256
International Package	387	318	1,196	1,063
Supply Chain & Freight	(19)	70	3	113

Consolidated	$1,576	$1,498	$4,826	$4,432

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Other Operating Expenses

The major components of other operating expenses for the three and nine months ended September 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Repairs and Maintenance	$278	$277	$856	$807
Depreciation and Amortization	441	412	1,316	1,213
Purchased Transportation	1,312	1,020	3,941	2,754
Fuel	722	552	1,968	1,407
Other Occupancy	222	209	696	636
Other Expenses	1,203	979	3,399	2,989

Total Other Operating Expenses	$4,178	$3,449	$12,176	$9,806

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,038	$953	$3,074	$2,821

Denominator:
Weighted average shares	1,078	1,106	1,085	1,113
Deferred compensation obligations	2	3	3	3

Denominator for basic earnings per share	1,080	1,109	1,088	1,116

Effect of dilutive securities:
Contingent shares—management incentive awards	—	—	—	1
Restricted performance units	2	1	1	1
Restricted stock units	1	—	1	—
Stock option plans	2	2	2	2

Denominator for diluted earnings per share	1,085	1,112	1,092	1,120

Basic earnings per share	$0.96	$0.86	$2.83	$2.53

Diluted earnings per share	$0.96	$0.86	$2.82	$2.52

Diluted earnings per share for the three months ended September 30, 2006 exclude the effect of 7.5 million shares of common stock that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

For the third quarter and year-to-date 2006 periods, net income benefited from a $52 million reduction in income tax expense ($0.05 impact to diluted earnings per share for both the quarter and year-to-date periods) due to favorable developments with international tax matters.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Restructuring Costs

In connection with recent acquisitions and integration initiatives, we have incurred restructuring costs associated with the termination of employees, facility consolidations and other costs directly related to the restructuring initiatives implemented. These costs have resulted from the integration of our Menlo Worldwide Forwarding and Lynx acquisitions as well as restructuring activities associated with our Supply Chain Solutions operations. For specific restructuring costs recognized in conjunction with the cost from acquisitions, we have accounted for these costs in accordance with EITF 95-3, “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination.” All other restructuring costs have been accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Menlo Worldwide Forwarding

In February 2005, we announced our intention to transfer the heavy air freight operations currently taking place at the facility in Dayton, Ohio (acquired with the operations of Menlo Worldwide Forwarding in December 2004) to other UPS facilities over approximately 12 to 18 months. This action was taken to remove redundancies between the Dayton air freight facility and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS facilities in the movement of air freight. During the third quarter of 2005, we finalized our plans to exit the Dayton facility, as well as various other acquired facilities, and accrued certain costs related to employee severance, lease terminations, and related items. As part of this restructuring program, the recorded value of the Dayton facility was reduced to its fair market value as of the date of the acquisition. These accrued costs, and related reductions in the fair value of recorded assets, resulted in an adjustment of $160 million to the amount of goodwill initially recorded in the Menlo Worldwide Forwarding acquisition.

Additionally, we are incurring costs related to integration activities, such as employee relocations, the moving of inventory and fixed assets, and the consolidation of information systems, and these amounts are being expensed as incurred. We anticipate the entire air freight restructuring program will be completed by the end of 2006.

Set forth below is a summary of activity related to this restructuring program and resulting liability for the nine months ended September 30, 2006 (in millions):

	Employee Severance	Facility Consolidation	Other	Total
Balance at December 31, 2005	$24	$47	$25	$96
Cash spent	(16)	(2)	(1)	(19)
Charges against assets	—	—	—	—
Reversals, currency, and other	—	—	(9)	(9)

Balance at September 30, 2006	$8	$45	$15	$68

Employee severance costs relate to severance packages for approximately 550 people. The packages are involuntary and are formula-driven based on salary levels and past service. The current and planned separations span the entire business unit, including the operations, information technology, finance, and business development functions.

Facility consolidation costs are associated with terminating operating leases on offices, warehouses, and other acquired facilities as well as other maintenance costs associated with certain facilities.

Other costs consist primarily of costs associated with the termination of certain acquired legal entities and joint ventures, as well as environmental remediation costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lynx Express Ltd.

In conjunction with our integration of the Lynx business, we have implemented a series of initiatives to reduce operating costs and maximize the efficiencies of the UPS network in the United Kingdom. These initiatives include closing existing hubs and constructing a consolidated sorting facility as well as establishing a European shared service center in Poland. As a result of these initiatives, we have accrued certain costs related to employee severance, lease terminations and other facility costs as well as recorded a reduction in the fair value of certain assets acquired. The restructuring costs impacting the acquired Lynx business has resulted in an adjustment to goodwill of $7 million. The remaining integration costs for this restructuring program, including facility costs associated with capacity expansion, will be recognized as incurred. We anticipate completing this integration program by fiscal year 2008 at which time certain hubs will be closed and the new consolidated sorting facility will be fully operational.

Supply Chain Solutions

In an effort to rationalize our cost structure and focus on profitable revenue growth, we initiated a restructuring plan for our Supply Chain Solutions Forwarding & Logistics operations in the fourth quarter of 2006. This restructuring plan is expected to generate efficiencies resulting in improved revenues and operating profits by further integrating all of our transportation services to better serve our customers. This restructuring involves plans to reduce non-operating expenses by 20%, including a reduction in non-operating staff of approximately 1,200 people. As of September 30, 2006, no costs have been accrued related to employee severance as the communication of the restructuring plan did not occur until October 2006. We anticipate incurring costs of approximately $10 to $20 million for employee severance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2006	2005	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,683	$1,605	$78	4.9%
Deferred	794	758	36	4.7
Ground	4,925	4,670	255	5.5

Total U.S. Domestic Package	7,402	7,033	369	5.2
International Package:
Domestic	482	375	107	28.5
Export	1,622	1,408	214	15.2
Cargo	147	135	12	8.9

Total International Package	2,251	1,918	333	17.4
Supply Chain & Freight:
Forwarding and Logistics	1,419	1,200	219	18.3
Freight	497	314	183	58.3
Other	93	85	8	9.4

Total Supply Chain & Freight	2,009	1,599	410	25.6

Consolidated	$11,662	$10,550	$1,112	10.5%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,239	1,227	12	1.0%
Deferred	889	860	29	3.4
Ground	11,175	10,788	387	3.6

Total U.S. Domestic Package	13,303	12,875	428	3.3
International Package:
Domestic	1,088	876	212	24.2
Export	677	596	81	13.6

Total International Package	1,765	1,472	293	19.9

Consolidated	15,068	14,347	721	5.0%

Operating days in period	63	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.56	$20.44	$1.12	5.5%
Deferred	14.18	13.77	0.41	3.0
Ground	7.00	6.76	0.24	3.6
Total U.S. Domestic Package	8.83	8.54	0.29	3.4
International Package:
Domestic	7.03	6.69	0.34	5.1
Export	38.03	36.91	1.12	3.0
Total International Package	18.92	18.93	(0.01)	(0.1)
Consolidated	$10.01	$9.60	$0.41	4.3%

	Nine Months Ended September 30,		Change
	2006	2005	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$5,054	$4,665	$389	8.3%
Deferred	2,447	2,289	158	6.9
Ground	14,826	13,832	994	7.2

Total U.S. Domestic Package	22,327	20,786	1,541	7.4
International Package:
Domestic	1,421	1,114	307	27.6
Export	4,797	4,266	531	12.4
Cargo	427	377	50	13.3

Total International Package	6,645	5,757	888	15.4
Supply Chain & Freight:
Forwarding and Logistics	4,202	3,526	676	19.2
Freight	1,484	314	1,170	372.6
Other	261	244	17	7.0

Total Supply Chain & Freight	5,947	4,084	1,863	45.6

Consolidated	$34,919	$30,627	$4,292	14.0%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,244	1,188	56	4.7%
Deferred	926	863	63	7.3
Ground	11,120	10,615	505	4.8

Total U.S. Domestic Package	13,290	12,666	624	4.9
International Package:
Domestic	1,080	841	239	28.4
Export	663	592	71	12.0

Total International Package	1,743	1,433	310	21.6

Consolidated	15,033	14,099	934	6.6%

Operating days in period	191	192

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.27	$20.45	$0.82	4.0%
Deferred	13.84	13.81	0.03	0.2
Ground	6.98	6.79	0.19	2.8
Total U.S. Domestic Package	8.80	8.55	0.25	2.9
International Package:
Domestic	6.89	6.90	(0.01)	(0.1)
Export	37.88	37.53	0.35	0.9
Total International Package	18.68	19.55	(0.87)	(4.5)
Consolidated	$9.94	$9.67	$0.27	2.8%

The following tables set forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2006	2005	$ / #	%
LTL revenue (in millions)	$465	$299	$166	55.5%
LTL revenue per LTL hundredweight	$16.11	$15.55	$0.56	3.6
LTL shipments (in thousands)	2,394	1,663	731	44.0
LTL shipments per day (in thousands)	38	42	(4)	(9.5)
LTL gross weight hauled (in millions of pounds)	2,888	1,923	965	50.2
LTL weight per shipment (in pounds)	1,207	1,156	51	4.4

	Nine Months Ended September 30,		Change
	2006	2005	$ / #	%
LTL revenue (in millions)	$1,389	$299	$1,090	364.5%
LTL revenue per LTL hundredweight	$15.87	$15.55	$0.32	2.1
LTL shipments (in thousands)	7,316	1,663	5,653	339.9
LTL shipments per day (in thousands)	38	42	(4)	(9.5)
LTL gross weight hauled (in millions of pounds)	8,749	1,923	6,826	355.0
LTL weight per shipment (in pounds)	1,196	1,156	40	3.5

Overnite Corp., now known as UPS Freight, was acquired on August 5, 2005. The 2005 information provided above represents only the period subsequent to the date of acquisition.

Operating Profit

The following tables set forth information showing the change in operating profit (loss), both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended September 30,		Change
	2006	2005	$	%
Reporting Segment
U.S. Domestic Package	$1,208	$1,110	$98	8.8%
International Package	387	318	69	21.7
Supply Chain & Freight	(19)	70	(89)	(127.1)

Consolidated Operating Profit	$1,576	$1,498	$78	5.2%

	Three Months Ended September 30,
	2006	2005
Reporting Segment
U.S. Domestic Package	16.3%	15.8%
International Package	17.2%	16.6%
Supply Chain & Freight	(0.9)%	4.4%
Consolidated Operating Margin	13.5%	14.2%

	Nine Months Ended September 30,		Change
	2006	2005	$	%
Reporting Segment
U.S. Domestic Package	$3,627	$3,256	$371	11.4%
International Package	1,196	1,063	133	12.5
Supply Chain & Freight	3	113	(110)	(97.3)

Consolidated Operating Profit	$4,826	$4,432	$394	8.9%

	Nine Months Ended September 30,
	2006	2005
Reporting Segment
U.S. Domestic Package	16.2%	15.7%
International Package	18.0%	18.5%
Supply Chain & Freight	0.1%	2.8%
Consolidated Operating Margin	13.8%	14.5%

U.S. Domestic Package Operations

U.S. Domestic Package revenue increased $369 million, or 5.2%, for the quarter ($1.541 billion, or 7.4%, year-to-date), with average daily package volume up 3.3% (4.9% year-to-date). Volume gains in the quarter and year-to-date periods were realized across all products primarily due to a solid U.S. economy, strong small package market and continuing efforts to generate new volume.

Pricing remained firm as overall revenue per piece was up 3.4% for the quarter and 2.9% year-to-date. Ground revenue per piece increased 3.6% and Next Day Air revenue per piece increased 5.5% for the quarter, primarily due to the impact of a rate increase that took effect in 2006 and the impact of an increased fuel surcharge rate in 2006 compared to 2005. Deferred revenue per piece increased 3.0% for the quarter for the same reasons, but was adversely affected by the growth in lighter weight, lower revenue packages.

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

In January 2006, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge was subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 16.30% in the third quarter of 2006 (14.16% year-to-date 2006), as compared with 9.50% in the third quarter of 2005 (9.50% year-to-date 2005). Additionally, the UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 4.75% in the third quarter of 2006 (4.03% year-to-date 2006), as compared to 2.67% in the third quarter of 2005 (2.33% year-to-date 2005). Total domestic fuel surcharge revenue increased by $214 million in the third quarter ($502 million year-to-date), due to higher jet and diesel fuel prices, volume growth, and the modifications to our fuel surcharges noted above.

U.S. Domestic Package operating profit increased $98 million, or 8.8%, for the quarter ($371 million, or 11.4%, year-to-date) primarily as a result of the revenue growth described previously, combined with efficiencies from leveraging our integrated ground and air networks. In the third quarter of 2006, operating profit for our U.S. Domestic Package segment was negatively impacted by a tentative settlement of the Cornn class action litigation (see “Legal Proceedings, Commitments & Contingencies” below), which resulted in an $87 million charge to expense.

Also in the third quarter of 2006, the expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities was $82 million less than the third quarter of 2005 ($85 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on ultimate reserve levels determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim. The lower expense reflects favorable claims experience resulting from several company initiatives put into place over the last two years and other factors, including initiatives to decrease accident frequencies, improved oversight and management of claims, improved trends in health care costs, and favorable state legislative reforms, primarily in California.

International Package Operations

International Package revenue improved $333 million, or 17.4%, for the quarter ($888 million, or 15.4%, year-to-date) primarily due to the 13.6% volume growth for our export products (12.0% year-to-date) and the impact of acquisitions completed in 2005. Total international revenue per piece declined slightly for the quarter due to changes in product mix, as lower-yielding domestic products comprised a larger proportion of overall international volume. The change in revenue was positively affected by $46 million during the quarter due to currency fluctuations, net of hedging activity (adverse impact of $4 million year-to-date). Revenue increased by $75 million during the quarter due to acquisitions ($247 million year-to-date).

In January 2006, we increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

In January 2006, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge continued to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $70 million in the third quarter ($172 million year-to-date) due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, with solid volume increases in Europe, Asia, and U.S. export products. International domestic volume increased 24.2% for the quarter and 28.4% year-to-date, due to volume growth in Canada and Europe, which also benefited from the acquisition of Stolica in Poland during the second quarter of 2005 and the acquisition of Lynx in the U.K. during the third quarter of 2005. Excluding the impact of acquisitions, international domestic volume increased 7.1% and international domestic revenue increased 9.7% for the quarter (8.0% and 6.9% on a year-to-date basis, respectively).

Export revenue per piece increased 3.0% for the quarter (0.9% year-to-date), largely due to the rate increases discussed previously, the impact of the fuel surcharge, and currency fluctuations, partially offset by relatively higher growth in lower revenue per piece transborder products. For the quarter, total international average daily package volume increased 19.9%, while average revenue per piece decreased 0.1% (2.6% currency-adjusted). On a year-to-date basis, international average daily package volume increased 21.6% and average revenue per piece decreased 4.5% (4.4% currency-adjusted).

The improvement in operating profit for our International Package segment was $69 million for the quarter, or 21.7% ($133 million, or 12.5%, year-to-date). The change in operating profit was positively affected by $13 million during the quarter due to currency fluctuations ($4 million year-to-date). Operating profit also was positively impacted by the volume and revenue growth described previously.

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $410 million, or 25.6%, for the quarter ($1.863 billion, or 45.6%, year-to-date). UPS Freight, formerly known as Overnite Corp. (acquired August 2005), provided $183 million of the increase in revenues for the quarter ($1.170 billion year-to-date). Excluding the impact of the Overnite acquisition, segment revenues grew 13.4% for the quarter and 16.7% year-to-date. The results of operations have been included in the Supply Chain & Freight reporting segment since the August 5, 2005 acquisition date. The total LTL revenue and average daily LTL shipments for UPS Freight in the third quarter of 2006 declined against the comparable period of 2005 (both the pre and post-acquisition period) due to service issues caused by the integration of the UPS Freight business. LTL revenue per LTL hundredweight increased as we proactively reduced less profitable accounts and focused on higher yielding customer segments.

Forwarding and logistics revenue increased $219 million, or 18.3% for the quarter ($676 million, or 19.2%, year-to-date), largely due to ongoing changes in the business model for this unit. The forwarding and logistics business is continuing to move towards a model that places more transactional ownership risk on UPS, including increased utilization of UPS-owned assets. This has the effect of increasing revenue as well as purchased transportation expense. The increased revenue associated with these forwarding transactions was somewhat offset by certain revenue management initiatives, which involve reducing less profitable accounts. In addition, revenue increased by $13 million during the quarter (decreased by $3 million year-to-date) due to currency fluctuations.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 9.4% during the quarter (7.0% year-to-date). This revenue growth was primarily due to increased revenue at our financial services unit as well as revenue earned from our previously announced contract to provide domestic air transportation for the U.S. Postal Service.

For the quarter, the Supply Chain & Freight segment reported a $19 million operating loss, as compared with a $70 million operating profit in the third quarter of 2005 (year-to-date, operating profit declined by $110 million, or 97.3%). These results were impacted by the integration of the acquired Menlo Worldwide Forwarding business into our air network, and the integration of the Motor Cargo business unit within the acquired Overnite Corp. operations into the UPS Freight network. The UPS Freight integration had service issues, which resulted in a loss of revenue, as well as productivity setbacks resulting in increased costs. The integration of the Menlo Worldwide Forwarding business resulted in increased costs and some lost sales resulting from customer turnover. Currency fluctuations did not affect operating profit during the quarter or year-to-date period.

In an effort to rationalize our cost structure and focus on profitable revenue growth, we initiated a restructuring plan for our Supply Chain Solutions Forwarding & Logistics operations in the fourth quarter of 2006. This restructuring plan is expected to generate efficiencies resulting in improved revenues and operating profits by further integrating all of our transportation services to better serve our customers. This restructuring involves plans to reduce non-operating expenses by 20%, including a reduction in non-operating staff of approximately 1,200 people. As of September 30, 2006, no costs have been accrued related to employee severance as the communication of the restructuring plan did not occur until October 2006. We anticipate incurring costs of approximately $10 to $20 million for employee severance.

Operating Expenses and Operating Margin

Consolidated operating expenses increased by $1.034 billion, or 11.4%, for the quarter, and were significantly impacted by the acquisitions of Overnite and Lynx. Currency fluctuations in our International Package and Supply Chain & Freight segments resulted in operating expenses increasing by $46 million for the quarter (decreasing $11 million year-to-date).

Compensation and benefits increased by $305 million, or 5.4%, for the quarter ($1.528 billion, or 9.3%, year-to-date), largely due to the acquisitions of Overnite, Lynx and Stolica, as well as increased health and welfare benefit costs and higher pension expense. These increases were partially offset by the decline in workers compensation expense in the third quarter, as previously discussed. Excluding the effect of acquisitions, compensation and benefits expense increased 2.8% for the quarter and 4.7% year-to-date. Stock-based and other management incentive compensation expense decreased $31 million, or 21.0%, in the quarter, primarily due to reduced accruals for 2006 awards that we anticipate granting in the fourth quarter under our Management Incentive Awards program. On a year-to-date basis, stock-based and other management incentive compensation expense increased $22 million, or 5.2%, due to the expensing of restricted stock units granted under our Management Incentive Awards program in the fourth quarter of 2005 and the impact of a new grant of stock options and restricted performance units in the second quarter of 2006.

Other operating expenses increased by $729 million, or 21.1%, for the quarter ($2.370 billion, or 24.2%, year-to-date), largely due to the acquisitions mentioned above, as well as increases in fuel expense and purchased transportation. The table below indicates the impact of business acquisitions completed in 2005 on the increase in operating expenses by category in the third quarter and year-to-date periods of 2006.

Third Quarter 2006:

	Total % Increase	Acquisition Impact	% Increase / (Decrease) without Acquisitions
Other Operating Expenses:
Repairs and maintenance	0.4%	2.2%	(1.8)%
Depreciation and amortization	7.0%	2.4%	4.6%
Purchased transportation	28.6%	4.2%	24.4%
Fuel	30.8%	5.3%	25.5%
Other occupancy	6.2%	3.3%	2.9%
Other expenses	22.9%	3.5%	19.4%

	21.1%	3.7%	17.4%

Year-to-Date 2006:

	Total % Increase	Acquisition Impact	% Increase without Acquisitions
Other Operating Expenses:
Repairs and maintenance	6.1%	4.1%	2.0%
Depreciation and amortization	8.5%	4.2%	4.3%
Purchased transportation	43.1%	7.0%	36.1%
Fuel	39.9%	10.5%	29.4%
Other occupancy	9.4%	5.7%	3.7%
Other expenses	13.7%	5.4%	8.3%

	24.2%	6.4%	17.8%

Excluding the effect of acquisitions, the 25.5% increase in fuel expense for the quarter was impacted by higher prices for jet-A, diesel and unleaded gasoline as well as higher usage, but was partially mitigated by hedging gains. The 24.4% increase in purchased transportation was influenced by volume growth in our International Package business, currency fluctuations, higher fuel prices, increased rail costs, and changes to the freight forwarding business model described previously. The 1.8% decrease in repairs and maintenance was largely due to reduced expense on vehicle parts and repairs. The 4.6% increase in depreciation and amortization for the quarter was impacted by higher depreciation expense on plant equipment, aircraft and engines, and higher amortization expense on intangible assets. The 2.9% increase in other occupancy expense was largely due to higher electricity and other utilities expenses. The increase in other expenses was impacted by several items, including the $87 million tentative settlement of the Cornn class action litigation (see “Legal Proceedings, Commitments & Contingencies” below).

Investment Income/Interest Expense

The decrease in investment income of $3 million during the quarter ($25 million year-to-date) was primarily due to a lower average balance of interest-earning investments and increased equity-method losses on certain investment partnerships. These were partially offset by a higher average interest rate earned on investments.

The $17 million increase in interest expense during the quarter ($36 million year-to-date) was due to higher average interest rates on variable rate debt and interest rate swaps, partially offset by slightly lower average debt balances.

Net Income and Earnings Per Share

Net income for the third quarter of 2006 was $1.038 billion, an 8.9% increase from the $953 million achieved in the third quarter of 2005, resulting in a 11.6% increase in diluted earnings per share to $0.96 in 2006 from $0.86 in 2005. On a year-to-date basis, net income in 2006 was $3.074 billion, a 9.0% increase from the $2.821 billion achieved in the comparable period of 2005, resulting in a 11.9% increase in diluted earnings per share to $2.82 in 2006 from $2.52 in 2005. For the third quarter and year-to-date 2006 periods, net income benefited from a $52 million reduction in income tax expense ($0.05 impact to diluted earnings per share for both the quarter and year-to-date periods) due to favorable developments with international tax matters. Diluted earnings per share has increased at a faster rate than the growth in net income due to the reduction in shares outstanding as a result of our ongoing share repurchase program. The increase in net income for the third quarter and year-to-date periods was largely due to higher operating profits for both our U.S. Domestic and International Package segments.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $4.076 billion in the first nine months of 2006 from $4.551 billion during the comparable period of 2005. Operating cash flow in the 2005 period included a $374 million cash receipt from the Internal Revenue Service as a result of a previously settled tax matter.

As discussed in Note 6, we contributed $1.449 billion to our pension plans and $124 million to our postretirement medical benefit plans in the first nine months of 2006. We expect to contribute an additional $35 and $20 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

On January 2, 2006, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 5.5% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 3.9% on UPS Ground. We also increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes include a new charge for undeliverable packages after three delivery attempts and an increase in rates for proof of delivery features for our Delivery Required and Signature Confirmation services. The residential surcharge increased $0.25 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, in January 2006, we modified the fuel surcharge on domestic and certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge on domestic and certain U.S.-related international air services continued to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $1.546 billion in the first nine months of 2006 from $898 million during the comparable period of 2005, primarily due to increased capital expenditures and fewer net sales of marketable securities and short-term investments. During 2006, we sold a net $563 million in marketable securities and short-term investments, primarily due to the pension and postretirement medical benefit plan fundings in the third quarter. During 2005, we sold a net $2.221 billion in marketable securities and short-term investments, largely to fund the acquisition of Overnite as well as to make fundings to our pension and postretirement medical benefit plans. Also during 2006, we generated cash of $246 million due to the settlement of energy and currency derivative contracts, and we used cash to increase our purchase contract deposits on aircraft to be delivered in future periods by $279 million. We expect to make additional payments related to business acquisitions of approximately $50 million during the remainder of 2006, primarily related to the Sinotrans acquisition.

We had capital expenditures of $2.297 billion in the first nine months of 2006, an increase over the $1.610 billion during the comparable period of 2005, primarily due to additional deliveries of aircraft and vehicles and previously announced facility expansion plans. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. During the first nine months of 2006, we placed orders for four additional Boeing MD-11 aircraft.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $2.777 billion in the first nine months of 2006 from $2.671 billion during the comparable period of 2005, primarily due to increased dividend payments and share repurchases. We repurchased a total of 26.5 million shares of class A and class B common stock for $2.041 billion in the first nine months of 2006, and 26.8 million shares for $1.954 billion in the first nine months of 2005. In July 2006, the Board of Directors authorized an additional $2.0 billion for future share repurchases.

We increased our quarterly cash dividend payment to $0.38 per share in 2006 from $0.33 per share in 2005, resulting in an increase in total cash dividends paid to $1.569 billion from $1.392 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

Issuances of debt during the first nine months of 2006 consisted of issuances of commercial paper and debt related to our investment in certain equity-method real estate partnerships. Repayments of debt consisted primarily of scheduled principal payments on our capitalized lease obligations and principal payments on debt related to our investment in equity-method real estate partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $1.471 billion outstanding under these programs as of September 30, 2006, with an average interest rate of 5.20%. The entire balance outstanding has been classified as a current liability in our balance sheet.

We maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. We had no borrowings outstanding under this program at September 30, 2006.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 19, 2007 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of September 30, 2006.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $126 million issued under this shelf registration statement at September 30, 2006, all of which consists of issuances under our UPS Notes program.

The nature and amounts of our principal repayment obligations under our debt, and capital and operating lease agreements as of September 30, 2006 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our commercial paper balance increasing by $732 million during 2006.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of September 30, 2006.

Legal Proceedings, Commitments & Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors. The court granted Summary Judgment in favor of UPS on all claims and plaintiffs have appealed. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 20,000 drivers and seek back wages, penalties, interest and attorney’s fees. UPS has agreed in principle to settle this matter in full for a total payment of $87 million. The parties are now working to secure court approval of that settlement.

We have been named as a defendant in five putative class action lawsuits filed in federal courts, alleging a conspiracy relating to certain surcharges by a number of air cargo carriers. We were not named as a defendant in at least eighty related cases that make similar allegations. These cases have been consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York. In addition, in July 2006, we were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice. We intend to vigorously defend ourselves in these cases.

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

As of December 31, 2005, we had approximately 241,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In the third quarter of 2006, we began formal negotiations with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”). On June 30, 2006, UPS and the IPA announced a tentative agreement on a new labor contract, which was ratified in the third quarter. This new contract becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

Other Matters

On July 14, 2006, we received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena relates to the DOJ’s publicly-announced criminal investigation of the air cargo pricing practices of a number of domestic and foreign airlines. We do not believe that we are a target of this investigation and we intend to cooperate.

With the assistance of outside counsel, we investigated certain conduct within our Supply Chain Solutions subsidiary in certain locations outside the United States. Our investigation determined that certain conduct, which commenced prior to our subsidiary’s 2001 acquisition of a freight forwarding business that was part of Fritz Companies Inc., may have violated the United States Foreign Corrupt Practices Act. The monetary value involved in this conduct appears to be immaterial. We have implemented numerous remediation steps. We informed the SEC and the DOJ of our investigation, and we intend to cooperate fully with any review by the government of these issues. We do not believe that the results of this investigation, the remediation or related penalties, if any, will have a material adverse effect on our financial condition, liquidity or results of operations, nor do we believe that these matters will have a material adverse effect on our business and prospects.

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

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007. FAS 157 was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. FAS 157 is not anticipated to have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”). This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet for fiscal years ending after December 15, 2006. FAS 158 also requires that the changes in the funded status of such plans be recognized in the year in which the changes occur through comprehensive income. We estimate the impact of adopting FAS 158 to result in a reduction to shareowners’ equity of approximately $2.0—$2.5 billion, with associated changes to prepaid pension assets, accrued pension cost, the additional postretirement benefit obligation, and deferred taxes, however this will have no impact on our results of operations or cash flows.

Additionally, we currently utilize the early measurement date option available under Statement No. 87 “Employers’ Accounting for Pensions”, and we measure the funded status of our plans as of September 30 each year. Under the provisions of FAS 158, we will be required to use a December 31 measurement date for all of our pension and postretirement benefit plans no later than 2008. We do not expect the impact of the change in measurement date to have a material impact on our financial statements.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2006	December 31, 2005
Energy Derivatives	$7	$192
Currency Derivatives	81	52
Interest Rate Derivatives	(64)	(47)

	$24	$197

In the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash. These derivatives were designated as hedges of forecasted cash outflows for purchases of fuel products. As these derivatives maintained their effectiveness and qualified for hedge accounting, we anticipate that the gains associated with these hedges will be recognized in income over the original term of the hedges through 2007. Other than this derivative settlement, our market risks, hedging strategies, and financial instrument positions at

September 30, 2006 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Legal Proceedings, Commitments & Contingencies” and “Other Matters” of the caption “Management’s Discussion and Analysis” included in this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our class A and class B common stock during the third quarter of 2006 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2006	2.9	$70.81	2.7	$1,807
August 1 – August 31, 2006	4.8	68.58	4.8	1,475
September 1 – September 30, 2006	1.1	71.51	1.1	1,399

Total July 1 – September 30, 2006	8.8	$69.64	8.6	$1,399

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In July 2006, the Board of Directors authorized an increase in our share repurchase program of $2.0 billion. This amount was in addition to the remaining authority available under the previously authorized $2.0 billion share repurchase program approved in August 2005. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: November 6, 2006	By:	/s/ D. SCOTT DAVIS
D. Scott Davis Senior Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)