Form 10-K
period 2006-12-31
UNITED PARCEL SERVICE INC
filed 2007-03-01
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☑                            Accelerated filer  ☐                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the class B common stock held by non-affiliates of the registrant was approximately $54,302,158,108 as of June 30, 2006. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

As of February 26, 2007, there were 391,502,236 outstanding shares of class A common stock and 674,954,331 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 10, 2007 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Overview

United Parcel Service, Inc. (“UPS”) is the world’s largest package delivery company and a global leader in supply chain management. We were founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we deliver packages each business day for 1.8 million shipping customers to 6.1 million consignees in over 200 countries and territories. In 2006, we delivered an average of 15.6 million pieces per day worldwide. In addition, our supply chain solutions capabilities are available to clients in over 175 countries and territories.

Total revenue in 2006 was over $47.5 billion. Although our primary business is the time-definite delivery of packages and documents, we have extended our capabilities in recent years to encompass the broader spectrum of services known as supply chain solutions, such as freight forwarding, customs brokerage, fulfillment, returns, financial transactions and even repairs. We are also a leading provider of less-than-truckload (“LTL”) transportation services. We have established a global transportation infrastructure and a comprehensive portfolio of services and integrated solutions. We support these services with advanced operational and customer-facing technology. Our supply chain solutions provide visibility into moving inventory across the global supply chain.

We believe the future is bright for this industry, for the following reasons:

•

Globalization of trade is a worldwide economic reality, which we believe will continue to expand as trade barriers are eliminated and large consumer markets, in particular China, India and Europe, experience economic expansion.

•

We believe package shipments will continue to increase as a result of just-in-time inventory management, the increased use of the Internet for ordering goods and direct-to-consumer business models. UPS is enhancing its ability to be a “warehouse in motion” for inventory on the move. The company is also an industry leader in the delivery of goods purchased over the Internet.

•

We believe the drive toward outsourcing supply chain management will continue, as customers increasingly view effective management of their supply chains as a strategic advantage rather than a cost center.

Our vision for the future is to synchronize the world of commerce, managing the complexities of our customers’ supply chain needs. Our goal is to develop business solutions that create value and competitive advantages for any size customers through product differentiation, better customer service and improved cash flow.

Competitive Strengths

Our competitive strengths include:

Global Reach and Scale.    We believe that our integrated global ground and air network is the most extensive in the industry. It is the only network that handles all levels of service (express, ground, domestic, international, commercial, residential) through one integrated pickup and delivery service system.

We operate a ground fleet of approximately 101,000 vehicles, ranging from custom-built package cars to large tractors and trailers, and utilize approximately 600 airplanes. In the contiguous U.S., we reach all business and residential addresses. We are the eighth largest airline in the world. Our primary air hub is in Louisville, KY. Regional air hubs are located in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. Our largest international air hub is in Cologne, Germany, with other regional hubs in Hong Kong, Singapore, Taiwan, Miami, FL and Pampanga, Philippines.

From the beginnings in Germany 30 years ago, our European network has grown significantly and now fully supports air and ground shipments throughout the continent. We believe we have the most comprehensive integrated delivery and information services portfolio of any carrier in Europe. In other regions of the world, we rely on both our own and local service providers’ capabilities to meet our service commitments.

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

Technology.    We are a global leader in developing technology that helps our customers optimize their business processes to lower costs, improve service and increase efficiency. We have a strong global capability as a mover of electronic information. We currently collect electronic data on 97% of the packages that move through our U.S. system each day – more than any of our competitors.

In 2003, we announced plans to re-engineer our package pickup and delivery processes, which we believe will result in gains in efficiency, reliability and flexibility. Once the new technology is deployed in our package sorting facilities, we anticipate achieving savings through productivity improvements as well as in reduced fuel usage. By the end of 2006 we had deployed this technology for use by almost 74% of our drivers.

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

Customer Relationships.    We focus on building and maintaining long-term customer relationships. Thousands of customers access us daily through UPS On-Call PickupSM for air and ground delivery services. In addition, there are approximately 150,000 domestic and international access points to UPS. These include: nearly 40,000 branded drop-boxes, more than 1,000 UPS Customer Centers, over 5,800 independently owned and operated The UPS Store® and Mail Boxes Etc.® locations worldwide (over 4,400 in the U.S.), more than 2,400 Alliance partner locations, in excess of 15,000 Authorized Shipping Outlets and commercial counters – along with more than 85,000 UPS drivers who can accept packages given to them.

We place significant value on the quality of our customer relationships, and we conduct comprehensive research to monitor customer perceptions. Since 1993, we have conducted telephone interviews with shipping decision-makers virtually every business day to determine their satisfaction with small package carriers and perception of performance on 19 service factors. Results from this survey for 2006 continue to show high levels of customer satisfaction.

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

Financial Strength.    Our balance sheet reflects financial strength that few companies can match. As of December 31, 2006, we had a balance of cash, cash equivalents, marketable securities and short-term investments of approximately $1.983 billion and shareowners’ equity of $15.482 billion. Long-term debt was $3.133 billion. We carry long-term debt ratings of AAA/Aaa from Standard & Poor’s and Moody’s, respectively, reflecting our low use of debt and strong capacity to service our obligations. Our financial strength gives us the resources to achieve global scale and to make investments in technology, transportation equipment and buildings as well as to pursue strategic opportunities which will facilitate our growth.

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

Continued International Expansion.    We have built a strong international presence through significant investments over several decades. The international package delivery market continues to grow at a faster rate than that of the U.S. We will use our worldwide infrastructure and broad product portfolio to grow high-margin premium services and to implement cost, process and technology improvements in our international operations. Both Europe and Asia offer significant opportunities for growth.

Europe is our largest region outside the United States – accounting for approximately half of our international revenue.

In early 2006, to accommodate growth opportunities across the whole of Europe, we completed the expansion of our automated package sorting hub at the Cologne / Bonn airport in Germany. The expansion doubled the hub’s original sorting capacity to 110,000 packages per hour, largely through the deployment of new automation technology.

Growth in Asia will be driven by global demand, leading to improved demographic and economic trends throughout the region, with specific emphasis on China and India. We continue to invest in infrastructure and technology in Asia. In 2002, we opened a new intra-Asia hub at Clark Air Force Base in Pampanga, Philippines to enable future growth in the region. This hub allows us to compete more effectively in the Asian express market and improve our service between Europe and Asia.

In 2003, we received from the U.S. Department of Transportation the authority to expand service to and through Hong Kong, including permanent authority to fly from Hong Kong to other cities, specifically to our Cologne hub in Europe. We continue our development efforts in the fast-growing China market.

In 2004, the U.S. Department of Transportation authorized us to significantly expand our air operations in China with the award of 12 new frequencies, which tripled our access to China.

In 2005, we announced expansion plans to triple the intra-Asia hub’s sorting capacity from 2,500 packages to 7,500 packages per hour. In the same year, UPS became the first U.S. airline to launch non-stop service between the U.S. and Guangzhou, which lies strategically in one of China’s fastest growing manufacturing regions. We also launched express delivery service for customers within China.

In 2006, we added another three daily flights between Shanghai, China and the U.S., and another new flight between Qingdao, China and Incheon, Korea. We also began direct air service between Shanghai and Cologne with five flights per week. Those flights are supporting international express volume into and out of China, which has seen dramatic growth in recent quarters. To continue our expansion, we plan to develop a new air hub in Shanghai. We also added two weekly flights between the U.S. and Australia.

Our Americas international gateway in Miami, Florida is the focal point for trade between Latin America and the U.S. This gateway complements our operations in Florida and Latin America, and represents our commitment to the Americas market. We believe that there is long-term potential for us to expand our service offerings in Latin America and in 2006, UPS de Mexico enhanced territory coverage by expanding to nine additional cities across Mexico. UPS de Mexico is now able to offer improved service and broader coverage to our customers in Mexico.

Provide Comprehensive Supply Chain Solutions.    In today’s global economy, entire industries have outsourced all or part of their supply chains to streamline and gain efficiencies, to strengthen their balance sheets, to support new business models and to improve service. Companies’ global supply chains are growing increasingly complex. This is creating further demand for a global service offering that incorporates transportation, distribution and international trade services with financial and information services. We believe that we are well positioned to capitalize on this growth for the following reasons:

•	We manage supply chains for large and small companies in over 175 countries and territories, with about 35 million square feet of distribution space and over 900 facilities worldwide.

•

We focus on supply chain redesign, freight forwarding, international trade services and management-based solutions for our customers rather than solely on more traditional asset-based logistics such as warehouses and vehicle fleets.

•

We provide a broad range of transportation solutions to customers worldwide, including air, ocean and ground freight, as well as customs brokerage and trade and materials management. We provide standardized service, information technology systems and specialized distribution facilities and services adapted to the unique supply chains of specific industries such as healthcare, technology, and consumer/retail.

•

We offer a portfolio of financial services that provides customers with short-term and long-term financing, secured lending, working capital, government guaranteed lending, letters of credit, global trade financing, credit cards and equipment leasing.

Leverage Our Leading-Edge Technology.    Our goal is to provide our customers with easy-to-use, flexible technology offerings that streamline their shipment processing and integrate critical transportation information into their business processes, helping them create supply chain efficiencies, improve their cash flows and better serve their customers. Our leading-edge technology has enabled our e-commerce partners to utilize UPS capabilities within their products by integrating UPS shipping and visibility functionality.

Pursue Strategic Acquisitions and Global Alliances.    Strategic acquisitions and global alliances play a significant role in spurring growth. We look for opportunities that:

•	complement our global package business;

•	build our global brand;

•	enhance our technological capabilities or service offerings;

•	lower our costs; or

•	expand our geographic presence.

Products and Services

Domestic Package Products and Services.    Throughout our history, we have been engaged in the delivery of packages traveling by ground transportation. We expanded this service gradually, and today our standard ground service is available to every address in the 48 contiguous United States. With the addition of Hawaii and Alaska, we were the first to reach every address in all 50 states. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth. We offer same-day pickup of air and ground packages. In 2006, we made the most significant upgrade ever to our U.S. ground package delivery network, accelerating the transit times for more than a half-million packages nationwide by one day or more.

In addition to our standard ground delivery product, UPS Hundredweight Service® offers guaranteed, time-definite service to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient.

We provide domestic air delivery throughout the United States. UPS Next Day Air® offers guaranteed next business day delivery by 10:30 a.m. to 75% of the United States population and delivery by noon to areas covering an additional 15% of the population. We offer Saturday delivery for UPS Next Day Air shipments for an additional fee. In 2006, we accelerated the guaranteed commit time for our UPS 2nd Day Air A.M.® delivery service to 10:30 a.m. from 12 p.m. and added a Saturday delivery option for UPS 2nd Day Air®.

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

In January 2007, we had the largest service expansion of our international shipping portfolio in more than a decade. UPS began offering customers three, rather than two, daily time-definite delivery options to and from the world’s most active trading markets, giving customers the flexibility they need to manage their businesses. The changes expand the number of early morning, morning and afternoon commit times UPS offers for urgent deliveries to and from cities throughout the world.

We classify our service as export (packages that cross national borders) and domestic (packages that stay within a single country’s boundaries). We have a portfolio of domestic services in 23 major countries throughout the world.

The Trade Direct portfolio of ocean and air services integrates our small package and supply chain solutions capabilities to provide additional value to our international customers. In essence, the Trade Direct service consolidates individually labeled packages or pallets into one movement across borders. When the goods arrive in the destination country, packages are deconsolidated and entered into the UPS system for delivery, often eliminating the receiving, sorting and handling necessary in distribution centers. This service significantly cuts the supply chain cycle from point of origin to consignee. It also provides our customers with faster time to market, reduced costs, increased visibility and better management of their global supply chain. In 2006, we completed the rollout of Trade Direct air and ocean services to facilitate export shipments from the U.S. and Canada to Europe, and introduced Trade Direct service inbound to Japan. Previously in 2005, we had launched Trade Direct services outbound from Europe to the U.S., as well as inbound from Asia to Europe.

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

Starting on January 2, 2007, UPS introduced UPS Standard service support for the shipping of dangerous goods / hazardous materials, becoming the only carrier to offer a small package ground service for dangerous goods between Canada and the United States.

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

In 2005, we expanded our LTL transportation services with the acquisition of Overnite Corp., which offers a full range of regional, inter-regional and long-haul LTL services in all 50 states, Canada, Puerto Rico, Guam, the Virgin Islands and Mexico. Overnite Corp. was rebranded as UPS Freight in 2006. UPS Freight provides LTL services through a network of owned and leased service centers and carrier partnerships. UPS Freight transports a variety of products, including fabricated metal products, health care products, chemicals, textiles, machinery, furniture and fixtures, electronics, paper products and general commodities, including consumer goods, packaged food stuffs, industrial equipment and auto parts. UPS Freight also provides our customers with truckload and dedicated truckload transportation solutions.

Visibility and Technology Solutions.    Customers trust UPS with their goods and reputation. Our technology strategy is to provide our customers with the convenience of tools right on their computer or at one of our shipping outlets. We provide a variety of UPS technology solutions that support automated shipping and tracking:

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

•	UPS Internet Shipping is a quick and convenient way to ship packages using the web without installing additional software.

•	UPS OnLine® Host Access provides electronic connectivity between UPS and the shipper’s host computer system, linking UPS shipping information directly to all parts of the customer’s organization.

•	UPS Ready® encompasses electronic solutions provided by third-party vendors that benefit customers who want to automate their small package shipping and tracking processes.

•

Quantum View® is a suite of three visibility services (Quantum View Manage, Quantum View Data and Quantum View Notify) that give businesses and their customers detailed, timely information about the status of their UPS outbound and inbound shipments. The services can be used separately or together, depending on customer needs.

•

Flex® Global View provides UPS Supply Chain Solutions customers supply chain visibility of multimodal (air, ocean, ground and rail—freight or UPS small package) transportation, purchase order, customer and inventory management data via the Internet. Like Quantum View, Flex Global View provides customers proactive notification of events they deem important in their daily business operations—from notification of an item held in Customs to confirmation that a critical shipment is en route to their location.

•

UPS TradeAbilitySM is a software tool that helps customers navigate the complex process of international shipping by identifying harmonized tariff codes, generating landed cost estimates, and locating up-to-date compliance information.

•

UPS TradeSenseTM is a suite of trade management software (including TradeAbility) that provides a neutral technology platform that customers can leverage to manage global trade data and requirements. The software helps automate import-export transactions, enabling businesses to streamline their operations, boost efficiencies, enhance compliance, and send and receive trade information in a collaborative environment.

•

UPS Billing Analysis Tool is downloadable technology that allows customers to manipulate UPS Billing Data to analyze and allocate shipping costs. The tool is available in 36 countries and 21 languages, as well as the converted currencies of the customer’s choosing. It provides a variety of expense summaries and subtotals, which can be arranged by the customer’s cost codes, by UPS service, shipping method, and more.

UPS.com processes over 15 million package tracking transactions daily. A growing number of those tracking requests now come from customers in those countries that have wireless access to UPS tracking information. Package tracking, pickup requests, rate quotes, account opening, wireless registration, drop-off locator, transit times and supply ordering services are all available at the customer’s desktop or laptop. The site also displays full domestic and international service information and allows customers to process outbound shipments as well as return labels for their customers.

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

Our sales force also includes specialized groups that work together with our general sales organization to support the sale of customer technology solutions, international package delivery, LTL and freight transportation, and warehousing and distribution services.

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

Employees

As of December 31, 2006, we had approximately 428,000 employees.

We have received numerous awards and wide recognition as an employer-of-choice, including the following:

•

In February 2006, we were rated “America’s Most Admired” company in our industry in a FORTUNE magazine survey, as well as ranked in the Top 20 among all American companies. We achieved Top 10 rankings for “people management” and “management quality”.

•	In 2006, we were ranked in the Top 10 companies in The Wall Street Journal / Harris Interactive Corporate Reputation Study.

•	In February 2007, we were ranked eighth overall among 25 companies recognized in Business Week’s first-ever ranking of “Customer Service Champs”.

•

In 2006, UPS was recognized by Hispanic Business Magazine as one of the top companies in the world for Hispanics in the workforce. Overall, 50 companies were chosen based on their efforts to hire and retain those of Hispanic descent in their organization.

•	In August 2005, Black Professionals Magazine named UPS to its “Top 25 Companies for African Americans” list, based on workforce diversity initiatives.

•

In September 2006, UPS ranked ninth in a survey of 152 brands ranked for corporate citizenship. Public relations firm GolinHarris interviewed 5,000 Americans, who rated 152 brands for the GolinHarris Corporate Citizenship Index (CCI).

•

UPS was recognized in 2006 as one of America’s most supportive companies of both black and Hispanic engineering students by two independent surveys. The fourth annual survey by U.S. Black Engineer and Information Technology magazine named UPS as a private sector organization supportive of historically black engineering schools in the United States. A second survey, conducted by Hispanic Engineer and Information Technology magazine, ranked UPS in the top five private sector organizations supportive of engineering schools at America’s Hispanic Serving Institutions.

As of December 31, 2006, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In the third quarter of 2006, we began formal negotiations with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”). On June 30, 2006, UPS and the IPA announced a tentative agreement on a new labor contract, which was ratified in the third quarter. This new contract becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

FAA regulations mandate an aircraft corrosion control program, and aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2006 were $18 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

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

Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President, Chief Operating Officer, and President – UPS Airlines	51	Senior Vice President, Chief Operating Officer and President, UPS Airlines (2007 – present), Senior Vice President and President, UPS International (2003 – 2007), UPS/Fritz Companies Integration Manager (2001 – 2002).

David A. Barnes Senior Vice President and Chief Information Officer	51	Senior Vice President and Chief Information Officer (2005 – present), Corporate IS Portfolio Coordinator (2001 – 2004).

D. Scott Davis Vice Chairman and Chief Financial Officer	55	Vice Chairman (2007 – present), Senior Vice President (2001-2007), Chief Financial Officer and Treasurer (2001 – present), Director (2006 – present).

Michael L. Eskew Chairman and Chief Executive Officer	57	Chairman and Chief Executive Officer (2002 – present), Vice Chairman (2000 – 2001), Executive Vice President (1999 – 2001), Director (1998 – present).

Alan Gershenhorn Senior Vice President and President, UPS International	48	Senior Vice President and President, UPS International (2007 – present), President, UPS Supply Chain Solutions – Asia and Europe (2005 – 2007), President, UPS Supply Chain Solutions – Shared Services (2004 – 2005), President, United Parcel Service Canada, Ltd. (2001 – 2004).

Allen E. Hill Senior Vice President	51	Senior Vice President, Human Resources (2007 – present), Senior Vice President, Human Resources and Public Affairs (2006 – 2007), Senior Vice President, General Counsel and Corporate Secretary (2004 – 2006), Corporate Legal Department Manager (1995 – 2004).

Kurt P. Kuehn Senior Vice President	52	Senior Vice President, Worldwide Sales and Marketing (2004 – present), Vice President, Investor Relations (1999 – 2003).

Teri P. McClure Senior Vice President and Secretary	43	Senior Vice President, General Counsel and Corporate Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006), Compliance Department Manager (2004 – 2005), District Manager (2003 – 2005), and Vice President (1999 – 2003).

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
John J. McDevitt Senior Vice President	48	Senior Vice President, Global Transportation Services (2005 – present), Senior Vice President, Strategic Integration (2003 – 2005), Air Region Manager (2000 – 2002).

Christine M. Owens Senior Vice President	51	Senior Vice President, Corporate Communications and Brand Management (2005 – present), Corporate Transportation Group Manager (2004 – 2005), Region Manager (1997 – 2004).

Robert E. Stoffel Senior Vice President	51	Senior Vice President, Engineering, Strategy and Supply Chain Distribution (2007 – present), Senior Vice President of Supply Chain Group (2004 – 2007), President, UPS Supply Chain Solutions, Inc. (2002 – 2003), Vice President, UPS Logistics Group, Inc. (2000 – 2002).

James F. Winestock Senior Vice President	55	Senior Vice President, U.S. Operations (2004 – present), Region Manager (1998 – 2003).

Item 1A.	Risk Factors

Information about risk factors can be found in Item 7 of this report under the caption “Risk Factors”.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Operating Facilities

We own our headquarters, which are located in Atlanta, Georgia and consist of about 735,000 square feet of office space on an office campus, and our UPS Supply Chain Solutions group’s headquarters, which are located in Alpharetta, Georgia and consist of about 310,000 square feet of office space.

We also own our 27 principal U.S. package operating facilities, which have floor spaces that range from about 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,600 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

We own or lease almost 600 facilities that support our international package operations and over 900 facilities that support our freight forwarding and logistics operations. Our freight forwarding and logistics operations maintain facilities with about 35 million square feet of floor space. We own and operate a logistics campus consisting of approximately 3.5 million square feet in Louisville, Kentucky.

UPS Freight operates over 200 service centers with a total of 5.5 million square feet of floor space. UPS Freight owns 141 of these service centers, while the remainder are occupied under operating lease agreements. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 240,000 square feet of office space.

Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S., known as Worldport, is located in Louisville, KY. The Worldport facility consists of over 3.5 million square feet and the site includes approximately 596 acres. We are able to sort over 300,000 packages per hour in the Worldport facility. We also have regional air hubs in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Our intra-Asia air hub is located at Clark Air Force Base in Pampanga, Philippines, our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, FL.

In 2006, we announced a major expansion to our Worldport facility that will increase the sorting capacity over the next five years by 60 percent to 487,000 packages per hour. The expansion involves the addition of three aircraft load / unload wings to the hub building, followed by the installation of high-speed conveyor and computer control systems. The overall size of the Worldport facility will increase by 1.1 million square feet to 5.1 million square feet, and the facility will be able to accommodate the Airbus A380-800 and Boeing 747-400 aircraft currently on order. The expansion will cost over $1 billion and is expected to be completed by 2010.

In 2006, we closed the former Menlo Worldwide Forwarding air freight facility in Dayton, OH, and integrated the former Menlo Worldwide Forwarding air freight business into other UPS facilities, including a new facility in Louisville consisting of approximately 715,000 square feet and five new regional air freight facilities in Ontario, CA; Rockford, IL; Dallas, TX; Philadelphia, PA; and Columbia, SC that have a combined square footage of 269,000.

Our primary information technology operations are consolidated in a 435,000 square foot owned facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, New Jersey. We also own a 175,000 square foot facility located on a 25-acre site in Alpharetta, Georgia, which serves as a backup to the main information technology operations facility in New Jersey. This facility provides production functions and backup capacity in the event that a power outage or other disaster incapacitates the main data center. It also helps us to meet our internal communication needs.

We believe that our facilities are adequate to support our current operations.

Fleet

Aircraft

The following table shows information about our aircraft fleet as of December 31, 2006, including the Boeing 767-300 order discussed further below:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
McDonnell-Douglas DC-8-71	20	—	—	—
McDonnell-Douglas DC-8-73	26	—	—	—
Boeing 727-100	29	—	—	—
Boeing 727-200	2	—	—	—
Boeing 747-100	7	—	—	—
Boeing 747-200	4	—	—	—
Boeing 747-400F	—	—	8	—
Boeing 747-400BCF	—	—	2	—
Boeing 757-200	75	—	—	—
Boeing 767-300	32	—	—	—
Boeing 767-300ER	—	—	27	—
Boeing MD-11	34	—	4	—
Airbus A300-600	53	—	—	—
Airbus A380-800	—	—	10	10
Other	—	325	—	—

Total	282	325	51	10

We maintain an inventory of spare engines and parts for each aircraft.

All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

During 2006, we took delivery of 13 Boeing MD-11 aircraft and six Airbus A300-600 aircraft. We have firm commitments to purchase four Boeing MD-11 aircraft, and we expect to take delivery of these aircraft during 2007. In February 2007, we announced an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012 (this order is reflected in the table above). We also have firm commitments to purchase eight Boeing 747-400F aircraft scheduled for delivery during 2007 and 2008, and two Boeing 747-400BCF aircraft scheduled for delivery during 2008.

In addition, we currently have a firm commitment to purchase 10 Airbus A380-800 freighter aircraft and options to purchase 10 additional A380-800 aircraft. In February 2007, we announced that we had signed an agreement with Airbus to set out a timetable for deciding the status of this previous order. The agreement specifies changed delivery dates for the A380-800 and provides for possible termination of the original purchase agreement by either party later in 2007. The revised delivery schedule specifies the delivery dates for the 10 Airbus A380-800’s on order as being between 2012 and 2013, whereas we were originally scheduled to take delivery of the Airbus A380-800 aircraft between 2009 and 2012. The signing of this agreement will have no material impact on our results of operations or financial condition.

Vehicles

We operate a ground fleet of approximately 101,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of over 26,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have about 41,000 containers used to transport cargo in our aircraft.

Safety

We promote safety throughout our operations. Our Automotive Fleet Safety Program is built with the following components:

•	Selection. Five out of every six drivers come from our part-time ranks. Therefore, many of our new drivers are familiar with our philosophies, policies, practices and training programs.

•

Training. Training is the cornerstone of our Fleet Safety Program. Our approach starts with training the trainer. All trainers are certified to ensure that they have the skills and motivation to effectively train novice drivers. A new driver’s employment includes extensive classroom and on-line training as well as on-road training, followed by three safety training rides integrated into his or her training cycle.

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

•

Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have over 4,200 drivers who have driven for 25 years or more without an avoidable accident.

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

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS has agreed in principle to settle this matter in full for a total payment of $87 million. On December 6, 2006, the court granted tentative approval of the settlement.

We are named as a defendant in four putative class action lawsuits filed in federal courts, alleging a conspiracy relating to certain surcharges by a number of air cargo carriers. We are not named as a defendant in at least eighty-six related cases that make similar allegations. These cases have been consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York. UPS was not included as a defendant in the amended consolidated complaint on which the Multi-District Litigation is proceeding. In addition, in July 2006, we were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice. We intend to vigorously defend ourselves in these cases.

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

The following is a summary of our Class B common stock price activity and dividend information for 2006 and 2005. Our Class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

	High	Low	Close	Dividends Declared
2006:
First Quarter	$80.16	$72.74	$79.38	$0.38
Second Quarter	$83.99	$77.55	$82.33	$0.38
Third Quarter	$83.00	$65.50	$71.94	$0.38
Fourth Quarter	$79.72	$71.95	$74.98	$0.38
2005:
First Quarter	$85.84	$71.59	$72.74	$0.33
Second Quarter	$75.88	$66.80	$69.16	$0.33
Third Quarter	$74.21	$66.75	$69.13	$0.33
Fourth Quarter	$79.97	$66.90	$75.15	$0.33

As of January 31, 2007, there were 174,096 and 17,237 record holders of Class A and Class B common stock, respectively.

The policy of our Board of Directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

On February 8, 2007, our Board declared a dividend of $0.42 per share, which is payable on March 6, 2007 to shareowners of record on February 20, 2007.

In February 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion. This amount replaced the remaining authority available under the previously authorized $2.0 billion share repurchase program approved in July 2006. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

A summary of repurchases of our Class A and Class B common stock during the fourth quarter of 2006 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 – October 31, 2006	2.1	$74.77	2.0	$1,250
November 1 – November 30, 2006	2.1	77.08	2.0	1,094
December 1 – December 31, 2006	2.1	75.95	2.1	936

Total October 1 – December 31, 2006	6.3	$75.94	6.1	$936

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

Shareowner Return Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the S&P 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2001 in the S&P 500 Index, the Dow Jones Transportation Average, and the class B common stock of United Parcel Service, Inc.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
United Parcel Service, Inc.	$100.00	$117.19	$140.49	$163.54	$146.35	$148.92
S&P 500 Index	$100.00	$77.90	$100.24	$111.15	$116.61	$135.02
Dow Jones Transportation Average	$100.00	$88.52	$116.70	$149.06	$166.42	$182.76

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans under which our Class A common stock is authorized for issuance. These plans do not authorize the issuance of our Class B common stock.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Equity compensation plans approved by security holders	29,108,486	$39.07	53,407,810
Equity compensation plans not approved by security holders	—	N/A	—

Total	29,108,486	$39.07	53,407,810

Our shareowners have approved the United Parcel Service, Inc. Incentive Compensation Plan and the United Parcel Service, Inc. Discounted Employee Stock Purchase Plan. The material features of each of these plans are described in Note 11 to our consolidated financial statements included in this Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2006 (amounts in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$30,456	$28,610	$26,960	$25,362	$24,280
International Package	9,089	7,977	6,809	5,609	4,720
Supply Chain & Freight	8,002	5,994	2,813	2,514	2,272

Total revenue	47,547	42,581	36,582	33,485	31,272
Operating expenses:
Compensation and benefits	24,421	22,517	20,823	19,251	17,849
Other	16,491	13,921	10,770	9,789	9,327

Total operating expenses	40,912	36,438	31,593	29,040	27,176
Operating profit (loss):
U.S. Domestic Package	4,923	4,493	3,702	3,657	3,925
International Package	1,710	1,494	1,149	732	338
Supply Chain and Freight	2	156	138	56	(167)

Total operating profit	6,635	6,143	4,989	4,445	4,096
Other income (expense):
Investment income	86	104	82	18	63
Interest expense	(211)	(172)	(149)	(121)	(173)
Gain on redemption of long-term debt	—	—	—	28	—
Reversal of tax assessment	—	—	—	—	1,023

Income before income taxes	6,510	6,075	4,922	4,370	5,009
Income taxes	(2,308)	(2,205)	(1,589)	(1,472)	(1,755)
Cumulative effect of change in accounting principle	—	—	—	—	(72)

Net income	$4,202	$3,870	$3,333	$2,898	$3,182

Per share amounts:
Basic earnings per share	$3.87	$3.48	$2.95	$2.57	$2.84
Diluted earnings per share	$3.86	$3.47	$2.93	$2.55	$2.81
Dividends declared per share	$1.52	$1.32	$1.12	$0.92	$0.76
Weighted average shares outstanding:
Basic	1,085	1,113	1,129	1,128	1,120
Diluted	1,089	1,116	1,137	1,138	1,134

	As of December 31,
	2006	2005	2004	2003	2002
Selected Balance Sheet Data
Cash and marketable securities	$1,983	$3,041	$5,197	$3,952	$3,014
Total assets	33,210	34,947	32,847	29,734	26,868
Long-term debt	3,133	3,159	3,261	3,149	3,495
Shareowners’ equity	15,482	16,884	16,378	14,852	12,455

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2006	2005	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,778	$6,381	$397	6.2%
Deferred	3,424	3,258	166	5.1
Ground	20,254	18,971	1,283	6.8

Total U.S. Domestic Package	30,456	28,610	1,846	6.5
International Package:
Domestic	1,950	1,588	362	22.8
Export	6,554	5,856	698	11.9
Cargo	585	533	52	9.8

Total International Package	9,089	7,977	1,112	13.9
Supply Chain & Freight:
Forwarding and Logistics	5,681	4,859	822	16.9
Freight	1,952	797	1,155	144.9
Other	369	338	31	9.2

Total Supply Chain & Freight	8,002	5,994	2,008	33.5

Consolidated	$47,547	$42,581	$4,966	11.7%

Average Daily Package Volume (in thousands):			#
U.S. Domestic Package:
Next Day Air	1,267	1,228	39	3.2%
Deferred	993	946	47	5.0
Ground	11,537	11,044	493	4.5

Total U.S. Domestic Package	13,797	13,218	579	4.4
International Package:
Domestic	1,108	916	192	21.0
Export	689	616	73	11.9

Total International Package	1,797	1,532	265	17.3

Consolidated	15,594	14,750	844	5.7%

Operating days in period	253	254
Average Revenue Per Piece:			$
U.S. Domestic Package:
Next Day Air	$21.14	$20.46	$0.68	3.3%
Deferred	13.63	13.56	0.07	0.5
Ground	6.94	6.76	0.18	2.7
Total U.S. Domestic Package	8.73	8.52	0.21	2.5
International Package:
Domestic	6.96	6.83	0.13	1.9
Export	37.60	37.43	0.17	0.5
Total International Package	18.70	19.13	(0.43)	(2.2)
Consolidated	$9.88	$9.62	$0.26	2.7%

	Year Ended December 31,		Change
	2005	2004	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,381	$6,084	$297	4.9%
Deferred	3,258	3,193	65	2.0
Ground	18,971	17,683	1,288	7.3

Total U.S. Domestic Package	28,610	26,960	1,650	6.1
International Package:
Domestic	1,588	1,346	242	18.0
Export	5,856	4,991	865	17.3
Cargo	533	472	61	12.9

Total International Package	7,977	6,809	1,168	17.2
Supply Chain & Freight:
Forwarding and Logistics	4,859	2,476	2,383	96.2
UPS Freight	797	—	797	—
Other	338	337	1	0.3

Total Supply Chain & Freight	5,994	2,813	3,181	113.1

Consolidated	$42,581	$36,582	$5,999	16.4%

Average Daily Package Volume (in thousands):			#
U.S. Domestic Package:
Next Day Air	1,228	1,194	34	2.8%
Deferred	946	910	36	4.0
Ground	11,044	10,676	368	3.4

Total U.S. Domestic Package	13,218	12,780	438	3.4
International Package:
Domestic	916	815	101	12.4
Export	616	541	75	13.9

Total International Package	1,532	1,356	176	13.0

Consolidated	14,750	14,136	614	4.3%

Operating days in period	254	254

Average Revenue Per Piece:			$
U.S. Domestic Package:
Next Day Air	$20.46	$20.06	$0.40	2.0%
Deferred	13.56	13.81	(0.25)	(1.8)
Ground	6.76	6.52	0.24	3.7
Total U.S. Domestic Package	8.52	8.31	0.21	2.5
International Package:
Domestic	6.83	6.50	0.33	5.1
Export	37.43	36.32	1.11	3.1
Total International Package	19.13	18.40	0.73	4.0
Consolidated	$9.62	$9.27	$0.35	3.8%

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2006	2005	$	%
LTL revenue (in millions)	$1,831	$754	$1,077	142.8%
LTL revenue per LTL hundredweight	$15.93	$15.53	$0.40	2.6%

LTL shipments (in thousands)	9,638	4,113	5,525	134.3%
LTL shipments per day (in thousands)	38	41	(3)	(7.3)%

LTL gross weight hauled (in millions of pounds)	11,498	4,855	6,643	136.8%
LTL weight per shipment	1,193	1,180	13	1.1%

Operating days in period	252	101

Overnite Corp., now known as UPS Freight, was acquired on August 5, 2005. The information presented above reflects the performance of UPS Freight for the period subsequent to the date of acquisition.

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Year Ended December 31,		Change
	2006	2005	$	%
Reporting Segment
U.S. Domestic Package	$4,923	$4,493	$430	9.6%
International Package	1,710	1,494	216	14.5
Supply Chain & Freight	2	156	(154)	(98.7)

Consolidated Operating Profit	$6,635	$6,143	$492	8.0%

	Year Ended December 31,		Change
	2005	2004	$	%
Reporting Segment
U.S. Domestic Package	$4,493	$3,702	$791	21.4%
International Package	1,494	1,149	345	30.0
Supply Chain & Freight	156	138	18	13.0

Consolidated Operating Profit	$6,143	$4,989	$1,154	23.1%

		Year Ended December 31,
		2006	2005	2004
Reporting Segment
U.S. Domestic Package		16.2%	15.7%	13.7%
International Package		18.8%	18.7%	16.9%
Supply Chain & Freight		0.0%	2.6%	4.9%
Consolidated Operating Margin		14.0%	14.4%	13.6%

U.S. Domestic Package Operations

2006 compared to 2005

U.S. Domestic Package revenue increased $1.846 billion, or 6.5%, for the year, with average daily package volume up 4.4%. Volume gains were realized across all products primarily due to a solid U.S. economy, strong small package market and continuing efforts to generate new volume. Overall domestic volume growth moderated in the latter half of 2006 compared with 2005, due to slower overall economic growth in the U.S. and a downturn in industrial production during the fourth quarter.

Pricing remained firm as overall revenue per piece was up 2.5% for the year. Ground revenue per piece increased 2.7% and Next Day Air revenue per piece increased 3.3% for the year, primarily due to the impact of a rate increase that took effect in 2006 and the impact of an increased fuel surcharge rate in 2006 compared to 2005. Deferred revenue per piece increased 0.5% for the year for the same reasons, but was adversely affected by the growth in lighter weight, lower revenue packages.

On January 2, 2006, a rate increase took effect which was in line with previous years’ rate increases. We increased rates 5.5% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 3.9% on UPS Ground. Other pricing changes included a new charge for undeliverable packages after three delivery attempts and an increase in rates for proof of delivery features for our Delivery Required and Signature Confirmation services. The residential surcharge increased $0.25 for UPS Ground services and $0.35 for UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select.

In January 2006, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge was subject to a maximum cap of 12.50% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 14.02% in 2006, as compared with 10.23% in 2005. Additionally, the UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 4.13% in 2006, as compared to 2.86% in 2005. Total domestic fuel surcharge revenue increased by $542 million in 2006, due to higher jet and diesel fuel prices, volume growth, and the modifications to our fuel surcharges noted above. These fuel surcharges are used to provide some protection against the increased fuel expense that we incur due to higher fuel prices, as well as the increased purchased transportation expense which is also affected by higher fuel prices.

U.S. Domestic Package operating profit increased $430 million, or 9.6%, for the year, and the operating margin increased by approximately 50 basis points to 16.2%. This increase was primarily a result of the revenue growth described previously, combined with efficiencies from leveraging our integrated ground and air networks. The 2006 operating profit for our U.S. Domestic Package segment was negatively impacted by a tentative settlement of a class action litigation (see “Contingencies” section below), which resulted in an $87 million charge to expense.

The expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities was $83 million less in 2006 compared with 2005. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on ultimate reserve levels determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim. The lower expense reflects favorable claims experience resulting from company initiatives put into place over the last several years and other factors, including initiatives to decrease accident frequencies, improved oversight and management of claims, improved trends in health care costs, and favorable state legislative reforms, primarily in California.

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

In January 2005, we modified the fuel surcharge on domestic air services by setting a maximum cap of 9.50%, which was increased to 12.50% effective in October 2005. This fuel surcharge continued to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 10.23% in 2005, as compared with 7.07% in 2004. Additionally, an initial fuel surcharge of 2.00% was applied to UPS Ground services in January 2005, which fluctuated based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 2.86% in 2005. Total domestic fuel surcharge revenue increased by $683 million for the year, due to higher jet and diesel fuel prices, volume increases, and the modifications to our fuel surcharges noted above.

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

International Package Operations

2006 compared to 2005

International Package revenue improved $1.112 billion, or 13.9%, for the year, primarily due to the 11.9% volume growth for our export products and the impact of acquisitions completed in 2005. Total international revenue per piece declined slightly for the year due to changes in product mix, as lower-yielding domestic products comprised a larger proportion of overall international volume. The change in revenue was positively affected by $83 million during the year due to currency fluctuations, net of hedging activity. Revenue increased by $247 million during the year due to business acquisitions completed previously.

In January 2006, we increased rates 5.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States varied by geographical market and occurred throughout the year.

Also in January 2006, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge continued to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $189 million during the year due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, with solid volume increases in Europe, Asia, and U.S. export products. Asian export volume continues to benefit from geographic service expansion and strong economic growth in Asia, while European export volume gains are impacted by our growing transborder business and the expansion of the European Union. International domestic volume increased 21.0% for the year, due to volume growth in Canada and Europe, which also benefited from the acquisition of Stolica in Poland during the second quarter of 2005 and the acquisition of Lynx in the U.K. during the third quarter of 2005. Excluding the impact of acquisitions, international domestic volume and revenue increased 6.9% and 8.3%, respectively, for the year.

Export revenue per piece increased 0.5% for the year, largely due to the rate increases discussed previously, the impact of the fuel surcharge, and currency fluctuations, partially offset by relatively higher growth in lower revenue per piece transborder products. For the year, total international average daily package volume increased 17.3%, while average revenue per piece decreased 2.2% (decreased 3.3% currency-adjusted).

The improvement in operating profit for our International Package segment was $216 million for the year, or 14.5%, and the operating margin increased 10 basis points to 18.8%. The increases in operating profit and margin were driven by the volume and revenue growth described previously. The change in operating profit was also positively affected by $26 million during the year due to currency fluctuations.

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

In January 2005, we increased rates 2.9% for international shipments originating in the United States, which includes our Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard services. Rate changes for international shipments originating outside the United States varied by geographical market and occured throughout the year.

In January 2005, we modified the fuel surcharge on U.S. export products by setting a maximum cap of 9.50%, which was increased to 12.50% effective in October 2005. The fuel surcharge for products originating outside the United States continued to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $246 million during the year, due to higher jet fuel prices and increased international air volume.

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

Supply Chain & Freight Operations

2006 compared to 2005

Supply Chain & Freight revenue increased $2.008 billion, or 33.5%, for the year. UPS Freight, formerly known as Overnite Corp., provided $1.155 billion of the increase in revenue for the year. Excluding the impact of the Overnite acquisition in August 2005, segment revenues grew 16.4% for the year. Total average daily LTL shipments for UPS Freight in 2006 declined against the full year 2005 (both the pre and post-acquisition period) due to service issues caused by the integration of the UPS Freight business, as well as a weakening in the overall LTL market in the United States in the latter half of 2006. LTL revenue per LTL hundredweight increased as we proactively reduced less profitable accounts and focused on higher yielding customer segments.

Forwarding and logistics revenue increased $822 million, or 16.9% for the year, largely due to continued changes in the business model for this unit. The forwarding and logistics business is moving towards a model that places more transactional ownership risk on UPS, including increased utilization of UPS-owned assets. This has the effect of increasing revenue as well as purchased transportation expense. The increased revenue associated with these forwarding transactions was somewhat offset by certain revenue management initiatives, which involved reducing less profitable accounts. In addition, revenue increased by $29 million during the year due to currency fluctuations.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 9.2% during the year. This revenue growth was primarily due to increased financial services revenue, as well as revenue earned from our previously-announced contract to provide domestic air transportation for the U.S. Postal Service.

For the year, the Supply Chain & Freight segment reported $2 million in operating profit, as compared with a $156 million in operating profit for 2005. These results were impacted by the integration of the acquired Menlo Worldwide Forwarding business into our air network, and the integration of the Motor Cargo business unit within the acquired Overnite Corp. operations into the UPS Freight network. The UPS Freight integration led to service issues, which resulted in a loss of revenue, as well as productivity setbacks resulting in increased costs. The integration of the Menlo Worldwide Forwarding business resulted in increased costs and some lost sales resulting from customer turnover. The increase in operating profit was positively affected by $2 million during 2006 due to the impact of currency fluctuations on revenue and expense.

In an effort to rationalize our cost structure and focus on profitable revenue growth, we initiated a restructuring plan for our forwarding and logistics operations in the fourth quarter of 2006. This restructuring plan is expected to generate efficiencies resulting in improved operating profits by further integrating all of our transportation services to better serve our customers. This restructuring involves plans to reduce non-operating expenses by approximately 20%, including a reduction in non-operating staff of approximately 1,400 people. As of December 31, 2006, $12 million in costs have been accrued related to employee severance.

2005 compared to 2004

Supply Chain & Freight revenue increased $3.181 billion, or 113.1%, for the year. Forwarding services and logistics revenue increased by $2.383 billion during the year, largely due to the acquisition of Menlo Worldwide Forwarding in December 2004. The growth in our existing forwarding services and logistics businesses (excluding Menlo Worldwide Forwarding) was driven by solid growth in our ocean and ground forwarding operations. Revenue increased by $17 million during the year due to favorable currency fluctuations. Overall growth continues to benefit from the expansion of our freight forwarding network throughout the world, as well as the increase in global trade and the increased outsourcing of manufacturing and distribution.

During the third quarter of 2005, we completed our acquisition of Overnite Corp., now known as UPS Freight, which offers a variety of LTL and truckload services to customers in North America. Overnite’s results have been included in the Supply Chain & Freight reporting segment since the August 5, 2005 acquisition date. Overnite generally reported improvements in its operating performance measures in the post-acquisition period versus the same period a year ago when it was not a part of UPS, including improvements in average daily LTL shipments and average LTL revenue per LTL hundredweight.

The other businesses within Supply Chain & Freight, which include our retail franchising business, our mail and consulting services, and our financial business, increased revenue by 0.3% during the year. This revenue growth was primarily due to increased revenue at our mail and financial services units.

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

Operating Expenses

2006 compared to 2005

Consolidated operating expenses increased by $4.474 billion, or 12.3%, for the year, and were significantly impacted by the acquisitions of Overnite, Stolica, and Lynx. Currency fluctuations in our International Package and Supply Chain & Freight segments resulted in operating expenses increasing by $84 million for the year.

Compensation and benefits increased by $1.904 billion, or 8.5%, for the year, largely due to the acquisitions mentioned above, as well as increased health and welfare benefit costs and higher pension expense. These increases were partially offset by the decline in workers compensation expense, as previously discussed. Excluding the effect of acquisitions, compensation and benefits expense increased 5.1% for the year. Stock-based and other management incentive compensation expense increased $49 million, or 8.0% in 2006, due to the expensing of restricted stock units granted in the fourth quarter of 2005, the impact of a new grant of stock options and restricted performance units in the second quarter of 2006, and the impact of adopting the non-substantive vesting period approach of FAS 123R (discussed further in Note 1 to the consolidated financial statements). These grants were partially offset by lower accruals for our Management Incentive Awards program in 2006.

Other operating expenses increased by $2.570 billion, or 18.5%, for the year, largely due to the acquisitions mentioned above, as well as increases in fuel expense and purchased transportation. The table below indicates the impact of business acquisitions completed in 2005 on the increase in operating expenses by category in 2006.

	Total % Increase	Acquisition Impact	% Increase without Acquisitions
Other Operating Expenses:
Repairs and maintenance	5.3%	3.0%	2.3%
Depreciation and amortization	6.3%	3.1%	3.2%
Purchased transportation	34.9%	4.8%	30.1%
Fuel	27.3%	7.1%	20.2%
Other occupancy	7.6%	4.2%	3.4%
Other expenses	8.5%	3.9%	4.6%

	18.5%	4.5%	14.0%

Excluding the effect of acquisitions, the 20.2% increase in fuel expense for the year was impacted by higher prices for jet-A, diesel and unleaded gasoline as well as higher usage, but was partially mitigated by hedging gains. The 30.1% increase in purchased transportation was influenced by volume growth in our International Package business, currency fluctuations, higher fuel prices, increased rail costs, and changes to the freight forwarding business model described previously. The 2.3% increase in repairs and maintenance was largely due to increased expense on airframe and engine repairs. The 3.2% increase in depreciation and amortization for the year was caused primarily by higher depreciation expense on plant equipment, aircraft and engines, and higher amortization expense on intangible assets. The 3.4% increase in other occupancy expense was largely due to higher electricity and other utilities expenses. The increase in other expenses was impacted by several items, including the $87 million tentative settlement of a class action litigation (see “Contingencies” section below).

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

Other operating expenses increased by $3.151 billion, or 29.3%, for the year, largely due to the Menlo Worldwide Forwarding and Overnite acquisitions, as well as increases in fuel expense and purchased transportation. The 47.2% increase in fuel expense for the year was impacted by higher prices for jet-A, diesel and unleaded gasoline, as well as higher fuel usage, but was partially mitigated with hedging gains. The 95.5% increase in purchased transportation was primarily due to the Menlo Worldwide Forwarding acquisition, but was also influenced by volume growth in our International Package business and higher fuel prices. The 9.2% increase in repairs and maintenance was largely due to higher expense on vehicle parts (partially affected by the Overnite acquisition), airframe and aircraft engine maintenance. The 6.5% increase in depreciation and amortization for the year was impacted by higher depreciation expense on buildings (largely due to acquisitions), aircraft, and capitalized software. The 16.0% increase in other occupancy expense was largely due to higher facilities rent expense in our Supply Chain & Freight segment, which was impacted by the Menlo Worldwide Forwarding acquisition, and increased utilities expense. The 4.5% increase in other expenses was primarily due to the Overnite acquisition, but partially offset by the absence in 2005 of the $110 million aircraft impairment charge that we incurred in 2004.

Investment Income and Interest Expense

2006 compared to 2005

The decrease in investment income of $18 million during the year was primarily due to a lower average balance of interest-earning investments, due to the timing of cash payments for pension fundings, business acquisitions, and capital expenditures. This was partially offset by a higher average interest rate earned on investments, as well as the absence of any investment impairments during 2006 ($16 million of investment impairments were recognized in 2005, as described below).

The $39 million increase in interest expense during the year was primarily due to higher average interest rates on variable rate debt and interest rate swaps, as well as interest expense incurred on debt related to real estate investment partnerships. This was partially offset by slightly lower average debt balances during 2006, as well as higher capitalized interest due to large aircraft contract deposit payments made during the year.

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

The $23 million increase in interest expense for the year was primarily due to higher floating interest rates on variable rate debt and interest rate swaps, as well as higher imputed interest expense associated with real estate investment partnerships.

Net Income and Earnings Per Share

2006 compared to 2005

Net income for 2006 was $4.202 billion, an 8.6% increase from the $3.870 billion achieved in 2005, resulting in a 11.2% increase in diluted earnings per share to $3.86 in 2006 from $3.47 in 2005. Net income in 2006 benefited from a $52 million reduction in income tax expense ($0.05 impact to diluted earnings per share)

due to favorable developments with certain U.S. Federal tax contingency matters involving non-U.S. operations. Diluted earnings per share has increased at a faster rate than the growth in net income due to the reduction in shares outstanding as a result of our ongoing share repurchase program. The increase in net income for 2006 was largely due to higher operating profits for both our U.S. Domestic and International Package segments.

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

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities was $5.589, $5.793, and $5.331 billion in 2006, 2005, and 2004, respectively. The decrease in 2006 operating cash flows compared with 2005 was primarily due to higher pension and retirement plan fundings, but partially offset by increased net income. In 2006, we funded $1.625 billion to our pension and postretirement benefit plans as compared to $995 million in 2005. As discussed in Note 5 to the consolidated financial statements, pension and postretirement health contributions to plan trusts in 2007 are projected to be approximately $581 million. In 2005, we received a $374 million tax refund associated with the 1985-1990 settlement with the Internal Revenue Service (“IRS”) reached previously, primarily on tax matters related to excess value package insurance. In 2004, we received $610 million from a tax settlement with the IRS for tax years 1983-84 and 1991-98. Additionally, we expect to pay a total of $69 million between 2007 and 2008 related to employees who accepted a recently-announced special voluntary separation opportunity, which is discussed further in Note 16 to the consolidated financial statements.

On November 17, 2006, we announced a rate increase and a change in the fuel surcharge that took effect on January 1, 2007. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. We also increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). We increased our Ground Hundredweight rates by an average of 5.9%. Other pricing changes included a $0.10 increase in the residential surcharge, and a $0.75 increase in the charge for undeliverable packages after three delivery attempts. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, in January 2007 we will modify the fuel surcharge on domestic and U.S.-origin international air services by reducing by 2% the index used to determine the fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.340 billion, $975 million, and $3.638 billion in 2006, 2005, and 2004, respectively. The increased cash used in 2006 compared with 2005 was primarily due to increased capital expenditures and fewer net sales of marketable securities and short-term investments. During 2006, we sold a net $482 million in marketable securities and short-term investments, primarily due to the pension and postretirement medical benefit plan fundings in the third quarter. During 2005, we sold a net $2.752 billion in marketable securities and short-term investments, largely to fund the acquisition of Overnite as well as to make fundings to our pension and postretirement medical benefit plans. In 2005, we spent $1.488 billion on business acquisitions, primarily Overnite Corp., Lynx Express Ltd. in the United Kingdom, Messenger Service Stolica S.A. in Poland, and the express operations of Sinotrans Air Transportation Development Co. Ltd. in China (See Note 7 to the consolidated financial statements). We generated cash of $68, $95, and $318 million in 2006, 2005, and 2004 respectively, due to the sales and customer paydowns of finance receivables, primarily in our leasing, asset-based lending, and receivable factoring businesses.

In the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash, which is reported in other investing activities in the statement of cash flows. These derivatives were designated as hedges of forecasted cash outflows for purchases of fuel products. As these derivatives maintained their effectiveness and qualified for hedge accounting, we anticipate that the gains associated with these hedges will be recognized in income over the original term of the hedges through 2007.

Capital expenditures represent a primary use of cash in investing activities, as follows (in millions):

	2006	2005	2004
Buildings and facilities	$720	$495	$547
Aircraft and parts	1,150	874	829
Vehicles	831	456	393
Information technology	384	362	358

	$3,085	$2,187	$2,127

As described in the “Commitments” section below, we have commitments for the purchase of aircraft, vehicles, equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. We fund our capital expenditures with our cash from operations.

Net Cash Used In Financing Activities

Net cash used in financing activities was $3.851, $4.175, and $2.014 billion in 2006, 2005, and 2004, respectively. Our primary uses of cash in financing activities have been to repurchase stock, pay dividends, and repay long-term debt. In July 2006, the Board of Directors authorized an additional $2.0 billion for future share repurchases, in addition to the amount remaining under our August 2005 share repurchase authorization. We repurchased a total of 32.6 million shares of Class A and Class B common stock for $2.455 billion in 2006 ($2.460 billion reported on statement of cash flows due to timing of settlements), and 33.9 million shares for $2.479 billion in 2005. As of December 31, 2006, we had $936 million of our share repurchase authorization remaining; in February 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amounts available under our July 2006 authorization. On February 8, 2007, our Board declared a dividend of $0.42 per share, which is payable on March 6, 2007 to shareowners of record on February 20, 2007.

We increased our quarterly cash dividend payment to $0.38 per share in 2006 from $0.33 per share in 2005, resulting in an increase in total cash dividends paid to $1.577 billion from $1.391 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

Issuances of debt during 2006 consisted primarily of issuances of commercial paper, UPS Notes, and facility notes and bonds. Repayments of debt consisted primarily of scheduled principal payments on our capital lease obligations and principal payments on debt related to our investment in certain equity-method partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $791 million outstanding under these programs as of December 31, 2006, with an average interest rate of 5.20%. The entire balance outstanding has been classified as a current liability in our balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. There were no amounts outstanding under this program as of December 31, 2006.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 19, 2007 and the other on April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of December 31, 2006.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was $136 million issued under this shelf registration statement at December 31, 2006, all of which consists of issuances under our UPS Notes program.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of December 31, 2006.

Commitments

We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes our contractual obligations and commitments as of December 31, 2006 (in millions), including the Boeing 767-300ER order discussed further below:

Year	Capital Leases	Operating Leases	Debt Principal	Debt Interest	Purchase Commitments	Other Liabilities
2007	$75	$404	$918	$196	$1,072	$67
2008	75	335	27	170	988	78
2009	41	243	83	169	499	74
2010	62	168	30	165	1,022	71
2011	1	119	33	164	1,184	69
After 2011	—	505	2,766	2,849	1,636	270

Total	$254	$1,774	$3,857	$3,713	$6,401	$629

Our capital lease obligations relate primarily to leases on aircraft. These lease obligations and commitments, as well as our debt principal obligations, are discussed further in Note 8 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2006. The calculations of debt interest do not take into account the effect of interest rate swap agreements.

Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for aircraft, engines, and parts. We have firm commitments to purchase four Boeing MD-11 aircraft, and we expect to take delivery of these aircraft during 2007. In February 2007, we announced an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012 (this order is reflected in the purchase commitment numbers above). We also have firm commitments to purchase eight Boeing 747-400F aircraft scheduled for delivery during 2007 and 2008, and two Boeing 747-400BCF aircraft scheduled for delivery during 2008. These aircraft purchase orders will provide for the replacement of existing capacity and anticipated future growth.

In addition, we currently have a firm commitment to purchase 10 Airbus A380-800 freighter aircraft and options to purchase 10 additional A380-800 aircraft (this order is reflected in the purchase commitment numbers above). In February 2007, we announced that we had signed an agreement with Airbus to set out a timetable for deciding the status of this previous order. The agreement specifies changed delivery dates for the A380-800 and provides for possible termination of the original purchase agreement by either party later in 2007. The revised delivery schedule specifies the delivery dates for the 10 Airbus A380-800’s on order as being between 2012 and 2013, whereas we were originally scheduled to take delivery of the Airbus A380-800 aircraft between 2009 and 2012. The signing of this agreement will have no material impact on our results of operations or financial condition.

The contractual payments due under the other liabilities column includes commitment payments related to our investment in certain partnerships. The commitments above exclude our planned pension and postretirement benefit plan contributions, as we do not have any material funding requirements for our UPS-sponsored pension and postretirement plans as of December 31, 2006. In 2007, we plan to contribute $533 million to our U.S. pension and postretirement benefit plans and $48 million to our international pension plans. Our funding policy for U.S. plans is to contribute amounts annually that are at least equal to the amounts required by applicable laws and regulations, or to directly fund payments to plan participants, as applicable. International pension plans will be funded in accordance with local regulations. We have also guaranteed our obligations for certain international pension plans up to a maximum amount of $118 million. See Note 5 to the consolidated financial statements for a further discussion of our pension and postretirement benefit plans.

As of December 31, 2006, we had outstanding letters of credit totaling approximately $2.213 billion issued in connection with routine business requirements. As of December 31, 2006, we had unfunded loan commitments totaling $604 million associated with our financial business.

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

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS has agreed in principle to settle this matter in full for a total payment of $87 million. On December 6, 2006, the court granted tentative approval of the settlement.

We are named as a defendant in four putative class action lawsuits filed in federal courts, alleging a conspiracy relating to certain surcharges by a number of air cargo carriers. We are not named as a defendant in at least eighty-six related cases that make similar allegations. These cases have been consolidated in a Multi- District Litigation proceeding pending in the United States District Court for the Eastern District of New York. UPS was not included as a defendant in the amended consolidated complaint on which the Multi-District Litigation is proceeding. In addition, in July 2006, we were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice. We intend to vigorously defend ourselves in these cases.

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

As of December 31, 2006, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In the third quarter of 2006, we began formal negotiations with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”). On June 30, 2006, UPS and the IPA announced a tentative agreement on a new labor contract, which was ratified in the third quarter. This new contract becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 15 to the consolidated financial statements.

Commodity Price Risk

We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline, which are used in the transportation of packages. Additionally, we are exposed to an increase in the prices of other energy products, primarily natural gas and electricity, used in our operating facilities throughout the world. We use a combination of options, swaps, and futures contracts to provide some protection from rising fuel and energy prices. These derivative instruments generally cover forecasted fuel and energy consumption for periods of one to three years. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2006 and 2005 was an asset of $10 and $192 million, respectively. The potential loss in the fair value of these derivative contracts, assuming a hypothetical 10% adverse change in the underlying commodity price, would be approximately $8 and $35 million at December 31, 2006 and 2005, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods up to one year. As of December 31, 2006 and 2005, the net fair value of the hedging instruments described above was an asset of $30 and $52 million, respectively. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $183 and $65 million at December 31, 2006 and 2005, respectively. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

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

Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt and swap instruments at December 31, 2006 and 2005 would be approximately $29 million each year.

We have investments in debt and preferred equity securities (including auction rate securities), as well as cash-equivalent instruments, some of which accrue income at variable rates of interest. The potential change in annual investment income resulting from a hypothetical 100 basis point change in interest rates applied to our investments exposed to variable interest rates at December 31, 2006 and 2005 would be approximately $12 and $14 million, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, we hold a portfolio of finance receivables that accrue income at fixed and floating rates of interest. The potential change in the annual income resulting from a hypothetical 100 basis point change in interest rates applied to our variable rate finance receivables at December 31, 2006 and 2005 would be immaterial.

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

Equity Price Risk

We hold investments in various common equity securities that are subject to price risk, and for certain of these securities, we utilize options to hedge this price risk. At December 31, 2006 and 2005, the fair value of such investments was $80 and $89 million, respectively. The potential change in the fair value of such investments, assuming a 10% change in equity prices net of the offsetting impact of any hedges, would be approximately $8 and $9 million at December 31, 2006 and 2005.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”). This statement requires the recognition of the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet for fiscal years ending after December 15, 2006.

FAS 158 also requires delayed recognition items, consisting of actuarial gains and losses and prior service costs and credits, to be recognized in other comprehensive income and subsequently amortized to the income statement. On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158. The effect of adopting FAS 158 on our balance sheet as of December 31, 2006 has been included in Note 5 to the consolidated financial statements, while there was no effect on our balance sheet for prior periods.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, financial statement classification, tax-related interest and penalties, and additional disclosure requirements. We are required to adopt this interpretation effective January 1, 2007. We are currently in the process of evaluating the impact of this standard on our financial statements. Any necessary transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in our consolidated financial statements.

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

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”;

•	FAS 156 “Accounting for Servicing of Financial Assets”; and

•	FSP FAS 13-2 “Accounting for a Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction”.

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

Contingencies— As discussed in Note 9 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our FAS 5 evaluation. We record a liability for a loss that meets the recognition criteria of FAS 5. These criteria require recognition of a liability when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that meet the recognition criteria under FAS 5, excluding those related to income taxes and self insurance which are discussed further below, were not material to the Company’s financial position as of December 31, 2006. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2006, because a loss is not reasonably estimable.

Goodwill Impairment— We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires annual impairment testing of goodwill for each of our reporting units. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet.

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

As of December 31, 2006, our recorded goodwill was $2.533 billion, of which $2.243 billion relates to our Supply Chain and Freight segment. This segment of our business has experienced rapid growth over the last several years, largely due to a number of acquisitions that we have made. Because of its growth, this segment continues to experience significant change as we integrate the acquired companies, resulting in higher volatility in our DCF model projections than for our other segments. Our annual impairment tests performed in 2006, 2005 and 2004 resulted in no goodwill impairment.

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

Workers’ compensation, automobile liability and general liability insurance claims may take several years to completely settle. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve the claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in health care costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Changes in state legislation with respect to workers compensation can affect the adequacy of our self-insurance accruals. All of these factors can result in revisions to prior actuarial projections and produce a material difference between estimated and actual operating results.

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

Pension and Postretirement Medical Benefits—As discussed in Note 5 to our consolidated financial statements, we maintain several defined benefit and postretirement benefit plans. Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. A 25 basis point change in the assumed discount rate, expected return on assets, and health care cost trend rate for the pension and postretirement benefit plans would result in the following increases (decreases) on the Company’s costs and obligations for the year 2006 (in millions):

	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on net periodic benefit cost	$(67)	$68
Effect on projected benefit obligation	(571)	595

Return on Assets:
Effect on net periodic benefit cost	(31)	31

Postretirement Medical Plans
Discount Rate:
Effect on net periodic benefit cost	(7)	7
Effect on projected benefit obligation	(83)	86

Health Care Cost Trend Rate:
Effect on net periodic benefit cost	3	(2)
Effect on projected benefit obligation	17	(16)

Financial Instruments—As discussed in Notes 2, 3, 8, and 15 to our consolidated financial statements, and in the “Market Risk” section of this report, we hold and issue financial instruments that contain elements of market risk. Certain of these financial instruments are required to be recorded at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads, and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange, and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates, interest rates, and equity prices is presented in the “Market Risk” section of this report.

Depreciation, Residual Value, and Impairment of Fixed Assets—As of December 31, 2006, we had $16.779 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

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

During 2006, we reevaluated the anticipated service lives of our Boeing 757, Boeing 767, and Airbus A300 fleets, and as a result of this evaluation, increased the depreciable lives from 20 to 30 years and reduced the residual values from 30% to 10% of original cost. This change did not have a material effect on our results of operations.

In December 2004, we permanently removed from service a number of Boeing 727, 747 and McDonnell Douglas DC-8 aircraft. As a result of the actual and planned retirement of these aircraft, we conducted an impairment evaluation, which resulted in a $110 million impairment charge during the fourth quarter of 2004 for these aircraft (including the related engines and parts), $91 million of which impacted the U.S. domestic package segment and $19 million of which impacted the international package segment. This charge was classified in the caption “other expenses” on the income statement. UPS continues to operate all of its other aircraft and continues to experience positive cash flow, and no impairments of aircraft were recognized in 2006 or 2005.

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

We recognize deferred tax assets for items that will generate tax deductions or credits in future years. Realization of deferred tax assets requires sufficient future taxable income (subject to any carry-forward limitations) in the applicable jurisdictions. We make judgments regarding the realizability of deferred tax assets based, in part, on estimates of future taxable income. A valuation allowance is recognized if, based on the weight of the available evidence, it is more likely than not (likelihood of more than 50 percent) that some portion, or all, of the deferred tax asset will not be realized. Income tax related contingency matters also affect our effective income tax rate. In this regard, we make judgments related to the identification and quantification of income tax related contingency matters.

During the third quarter of 2006, we recognized a $52 million reduction of income tax expense related to favorable developments with certain U.S. Federal tax contingency matters involving non-U.S. operations.

During 2004, the resolution of tax matters with the Internal Revenue Service and other taxing authorities produced reductions in income tax expense of $142 million.

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

Our financial statements are filed together with this report. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this report. Supplementary data appear in Note 17 to our financial statements.

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

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See page F-2 for management’s report on internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

Information about our executive officers can be found in Part I of this report under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Information about our Audit Committee is presented under the caption “Election of Directors — Committees of the Board of Directors — Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors — Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

Item 14.	Principal Accountant and Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 10, 2007 and is incorporated herein by reference.

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

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Burns Michael J. Burns	Director	February 27, 2007

/s/ D. Scott Davis D. Scott Davis	Vice Chairman, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2007

/s/ Stuart E. Eizenstat Stuart E. Eizenstat	Director	February 28, 2007

/s/ Michael L. Eskew Michael L. Eskew	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ James P. Kelly James P. Kelly	Director	March 1, 2007

/s/ Ann M. Livermore Ann M. Livermore	Director	February 28, 2007

/s/ Gary E. MacDougal Gary E. MacDougal	Director	February 28, 2007

/s/ Victor A. Pelson Victor A. Pelson	Director	February 27, 2007

John W. Thompson	Director

/s/ Carol B. Tomé Carol B. Tomé	Director	February 28, 2007

/s/ Ben Verwaayen Ben Verwaayen	Director	February 28, 2007

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

Item 8—Financial Statements

Management’s Report on Internal Control Over Financial Reporting

UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (“the Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2006. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2006 and the related consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2006, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

United Parcel Service, Inc.

March 1, 2007

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that United Parcel Service, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, and cash flows for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding the Company’s changes in accounting for share-based payments and pensions and postretirement benefits.

Deloitte & Touche LLP

Atlanta, Georgia

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, on January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and on December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Atlanta, Georgia

March 1, 2007

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$794	$1,369
Marketable securities and short-term investments	1,189	1,672
Accounts receivable, net	5,794	5,743
Finance receivables, net	426	411
Deferred income tax assets	414	475
Other current assets	760	1,058

Total Current Assets	9,377	10,728
Property, Plant and Equipment, Net	16,779	15,289
Pension and Postretirement Benefit Assets	2,044	3,932
Goodwill	2,533	2,549
Intangible Assets, Net	688	684
Long-Term Finance Receivables, Net	374	471
Other Non-Current Assets	1,415	1,294

Total Assets	$33,210	$34,947

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$983	$821
Accounts payable	1,841	1,806
Accrued wages and withholdings	1,303	1,283
Dividends payable	400	364
Self-insurance reserves	682	752
Income taxes payable	101	180
Other current liabilities	1,409	1,312

Total Current Liabilities	6,719	6,518
Long-Term Debt	3,133	3,159
Pension and Postretirement Benefit Obligations	2,748	2,454
Deferred Income Tax Liabilities	2,529	3,425
Self-Insurance Reserves	1,604	1,354
Other Non-Current Liabilities	995	1,153
Shareowners’ Equity:
Class A common stock (401 and 454 shares issued in 2006 and 2005)	4	5
Class B common stock (672 and 646 shares issued in 2006 and 2005)	7	6
Additional paid-in capital	—	—
Retained earnings	17,676	17,037
Accumulated other comprehensive loss	(2,205)	(164)
Deferred compensation obligations	147	161

	15,629	17,045
Less: Treasury stock (3 shares in 2006 and 2005)	(147)	(161)

Total Shareowners’ Equity	15,482	16,884

Total Liabilities and Shareowners’ Equity	$33,210	$34,947

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenue	$47,547	$42,581	$36,582
Operating Expenses:
Compensation and benefits	24,421	22,517	20,823
Repairs and maintenance	1,155	1,097	1,005
Depreciation and amortization	1,748	1,644	1,543
Purchased transportation	5,496	4,075	2,084
Fuel	2,655	2,085	1,416
Other occupancy	938	872	752
Other expenses	4,499	4,148	3,970

Total Operating Expenses	40,912	36,438	31,593

Operating Profit	6,635	6,143	4,989

Other Income and (Expense):
Investment income	86	104	82
Interest expense	(211)	(172)	(149)

Total Other Income and (Expense)	(125)	(68)	(67)

Income Before Income Taxes	6,510	6,075	4,922
Income Taxes	2,308	2,205	1,589

Net Income	$4,202	$3,870	$3,333

Basic Earnings Per Share	$3.87	$3.48	$2.95

Diluted Earnings Per Share	$3.86	$3.47	$2.93

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2006	2005	2004
Net income	$4,202	$3,870	$3,333
Change in foreign currency translation adjustment	54	(36)	(71)
Change in unrealized gain (loss) on marketable securities, net of tax	1	16	(19)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(15)	112	43
Change in minimum pension liability, net of tax	16	(14)	(18)

Comprehensive income	$4,258	$3,948	$3,268

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$4,202	$3,870	$3,333
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,748	1,644	1,543
Pension and postretirement benefit expense	568	442	483
Pension and postretirement benefit contributions	(1,625)	(995)	(586)
Deferred taxes, credits and other	279	450	289
Stock compensation expense	369	234	610
Other (gains) losses	128	170	144
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(77)	(789)	(686)
Other current assets	81	213	390
Accounts payable	24	158	318
Accrued wages and withholdings	12	56	(73)
Income taxes payable	(58)	179	(399)
Other current liabilities	(62)	161	(35)

Net cash from operating activities	5,589	5,793	5,331

Cash Flows From Investing Activities:
Capital expenditures	(3,085)	(2,187)	(2,127)
Proceeds from disposals of property, plant and equipment	75	27	75
Purchases of marketable securities and short-term investments	(9,056)	(7,623)	(6,322)
Sales and maturities of marketable securities and short-term investments	9,538	10,375	4,724
Net decrease in finance receivables	68	95	318
Cash paid for business acquisitions	(50)	(1,488)	(238)
Other investing activities	170	(174)	(68)

Net cash (used in) investing activities	(2,340)	(975)	(3,638)

Cash Flows From Financing Activities:
Net change in short-term debt	(513)	(287)	471
Proceeds from long-term borrowings	649	128	340
Repayments of long-term borrowings	(90)	(302)	(468)
Purchases of common stock	(2,460)	(2,479)	(1,310)
Issuances of common stock	164	164	193
Dividends	(1,577)	(1,391)	(1,208)
Other financing activities	(24)	(8)	(32)

Net cash (used in) financing activities	(3,851)	(4,175)	(2,014)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	27	(13)	(4)

Net Increase (Decrease) In Cash And Cash Equivalents	(575)	630	(325)
Cash And Cash Equivalents:
Beginning of period	1,369	739	1,064

End of period	$794	$1,369	$739

Cash Paid During The Period For:
Interest (net of amount capitalized)	$210	$169	$120

Income taxes	$2,061	$1,465	$2,037

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

Revenue Recognition

U.S. Domestic and International Package Operations—Revenue is recognized upon delivery of a letter or package, in accordance with EITF 91-9 “Revenue and Expense Recognition for Freight Services in Process”.

Forwarding and Logistics—Freight forwarding revenue and the expense related to the transportation of freight is recognized at the time the services are performed in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

Freight—Revenue is recognized upon delivery of a less-than-truckload (“LTL”) or truckload (“TL”) shipment, in accordance with EITF 91-9.

Financial Services—Income on loans and direct finance leases is recognized on the effective interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Income on operating leases is recognized on the straight-line method over the terms of the underlying leases.

During 2006, we began classifying deferred revenue and cost on our consolidated balance sheet as reductions of accounts receivable, accounts payable, and accrued wages and withholdings. Previously, deferred revenue and cost had been included in other current liabilities and other current assets in our consolidated balance sheet. We reclassified 2005 balance sheet line items for consistent presentation. This reclassification had the effect of reducing reported 2005 accounts receivable by $207 million, other current assets by $68 million, accounts payable by $27 million, accrued wages and withholdings by $41 million, and other current liabilities by $207 million.

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

Marketable Securities and Short-Term Investments

Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported, net of tax, as accumulated other comprehensive income (“AOCI”), a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—3 to 15 years; Aircraft—12 to 30 years; Buildings—20 to 40 years; Leasehold Improvements—terms of leases; Plant Equipment—6 to 10 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred. During 2006, we reevaluated the anticipated service lives of our Boeing 757, Boeing 767, and Airbus A300 fleets, and as a result of this evaluation, increased the depreciable lives from 20 to 30 years and reduced the residual values from 30% to 10% of original cost. This change did not have a material effect on our results of operations.

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $48, $32, and $25 million for 2006, 2005, and 2004, respectively.

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

This charge is included in the caption “Other expenses”. UPS continues to operate all of its other aircraft and continues to experience positive cash flow, and no impairments of aircraft were recognized in 2006 or 2005.

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

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results. Our annual impairment tests performed in 2006, 2005, and 2004 resulted in no goodwill impairment.

Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, and franchise rights are amortized over the estimated useful lives of the assets, which range from 2 to 20 years. Capitalized software is amortized over periods ranging from 3 to 5 years.

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

Foreign Currency Translation

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in OCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains (losses) of $(5), $(22), and $44 million in 2006, 2005 and 2004, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires all share-based awards to employees, including grants of employee stock options, to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We had previously adopted the fair value recognition provisions of the original FAS 123, prospectively for all new stock compensation awards granted to employees subsequent to January 1, 2003. FAS 123(R) was effective beginning with the first interim or annual period after September 15, 2005; the Securities and Exchange Commission (“SEC”) deferred the effective date, and as a result, we adopted FAS 123(R) on January 1, 2006 using the modified prospective method. On that date, there were no unvested stock options or other forms of employee stock compensation issued prior to January 1, 2003, and thus all unvested stock-based awards were being expensed. A comparison of reported net income and pro-forma net income (assuming all stock-based compensation was expensed in each year) for the years ended December 31, 2006, 2005, and 2004, is as follows (in millions, except per share amounts):

	2006	2005	2004
Net income	$4,202	$3,870	$3,333
Add: Stock-based employee compensation expense included in net income, net of tax effects	231	157	563
Less: Total pro forma stock-based employee compensation expense, net of tax effects	(231)	(165)	(588)

Pro forma net income	$4,202	$3,862	$3,308

Basic earnings per share
As reported	$3.87	$3.48	$2.95
Pro forma	$3.87	$3.47	$2.93
Diluted earnings per share
As reported	$3.86	$3.47	$2.93
Pro forma	$3.86	$3.46	$2.91

We issue employee share-based awards under the UPS Incentive Compensation Plan that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

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

If we had accounted for all share-based compensation awards granted prior to January 1, 2006 under the non-substantive vesting period approach, the impact to our net income and earnings per share would have been immaterial for all prior periods. The adoption of the non-substantive vesting period approach reduced 2006 net income by $23 million, or $0.02 per diluted share.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”). This statement requires the recognition of the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet for fiscal years ending after December 15, 2006. FAS 158 also requires delayed recognition terms, consisting of actuarial gains and losses and prior service costs and credits, to be recognized in other comprehensive income and subsequently amortized to the income statement. On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158. The effect of adopting FAS 158 on our balance sheet as of December 31, 2006 has been included in Note 5 to the consolidated financial statements, while there was no effect on our balance sheet for prior periods.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, financial statement classification, tax-related interest and penalties, and additional disclosure requirements. We are required to adopt this interpretation effective January 1, 2007. We are currently in the process of evaluating the impact of this standard on our financial statements. Any necessary transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in our consolidated financial statements.

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

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations or financial condition:

•	FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”;

•	FAS 156 “Accounting for Servicing of Financial Assets”; and

•	FSP FAS 13-2 “Accounting for a Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction”.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

The following is a summary of marketable securities and short-term investments classified as available-for-sale at December 31, 2006 and 2005 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2006
U.S. government & agency securities	$124	$—	$—	$124
U.S. mortgage & asset-backed securities	234	1	2	233
U.S. corporate securities	79	—	1	78
U.S. state and local municipal securities	582	—	—	582
Other debt securities	2	—	—	2

Total debt securities	1,021	1	3	1,019
Common equity securities	38	10	—	48
Preferred equity securities	122	—	—	122

Current marketable securities & short-term investments	1,181	11	3	1,189

Non-current common equity securities	24	8	—	32

Total marketable securities & short-term investments	$1,205	$19	$3	$1,221

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2005
U.S. government & agency securities	$400	$1	$3	$398
U.S. mortgage & asset-backed securities	393	1	5	389
U.S. corporate securities	425	—	4	421
U.S. state and local municipal securities	70	—	—	70
Other debt securities	2	—	—	2

Total debt securities	1,290	2	12	1,280
Common equity securities	42	19	—	61
Preferred equity securities	331	—	—	331

Current marketable securities & short-term investments	1,663	21	12	1,672

Non-current common equity securities	21	7	—	28

Total marketable securities & short-term investments	$1,684	$28	$12	$1,700

The gross realized gains on sales of marketable securities totaled $12, $2, and $7 million in 2006, 2005, and 2004, respectively. The gross realized losses totaled $21, $12, and $5 million in 2006, 2005, and 2004, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $16 million during 2005, with no such losses recognized in 2006 or 2004.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2006 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agency securities	$60	$—	$20	$—	$80	$—
U.S. mortgage & asset-backed securities	74	—	76	2	150	2
U.S. corporate securities	8	—	50	1	58	1
U.S. state and local municipal securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—

Total debt securities	142	—	146	3	288	3
Common equity securities	—	—	—	—	—	—
Preferred equity securities	—	—	1	—	1	—

	$142	$—	$147	$3	$289	$3

The unrealized losses in the U.S. government & agency securities, mortgage & asset-backed securities, and corporate securities relate to various fixed income securities, and are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2006, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$32	$32
Due after one year through three years	140	140
Due after three years through five years	22	22
Due after five years	827	825

	1,021	1,019
Equity securities	184	202

	$1,205	$1,221

NOTE 3. FINANCE RECEIVABLES

The following is a summary of finance receivables at December 31, 2006 and 2005 (in millions):

	2006	2005
Commercial term loans	$280	$317
Investment in finance leases	138	153
Asset-based lending	273	281
Receivable factoring	131	151

Gross finance receivables	822	902
Less: Allowance for credit losses	(22)	(20)

Balance at December 31	$800	$882

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding receivable balances at December 31, 2006 and 2005 are net of unearned income of $29 and $34 million, respectively.

When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2006 and 2005 (in millions):

	2006	2005
Customer receivable balances	$131	$151
Less: Amounts due to client	(77)	(101)

Net funds employed	$54	$50

Non-earning finance receivables were $23 and $24 million at December 31, 2006 and 2005, respectively. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2006	2005
Balance at January 1	$20	$25
Provisions charged to operations	8	11
Charge-offs, net of recoveries	(6)	(16)

Balance at December 31	$22	$20

The carrying value of finance receivables at December 31, 2006, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying Value
Due in one year or less	$435
Due after one year through three years	60
Due after three years through five years	53
Due after five years	274

$822

Based on interest rates for financial instruments with similar terms and maturities, the estimated fair value of finance receivables is approximately $795 and $883 million as of December 31, 2006 and 2005, respectively. At December 31, 2006, we had unfunded loan commitments totaling $604 million, consisting of standby letters of credit of $63 million and other unfunded lending commitments of $541 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in millions):

	2006	2005
Vehicles	$4,970	$4,286
Aircraft (including aircraft under capitalized leases)	13,162	12,289
Land	1,026	968
Buildings	2,667	2,404
Leasehold improvements	2,496	2,469
Plant equipment	5,230	4,975
Technology equipment	1,673	1,646
Equipment under operating leases	142	87
Construction-in-progress	715	433

	32,081	29,557
Less: Accumulated depreciation and amortization	(15,302)	(14,268)

	$16,779	$15,289

NOTE 5. EMPLOYEE BENEFIT PLANS

We sponsor various retirement and pension plans, including defined benefit and defined contribution plans which cover our employees worldwide. In the U.S. we maintain the following defined benefit pension plans: UPS Retirement Plan, UPS Pension Plan, and several non-qualified plans including the UPS Excess Coordinating Benefit Plan. Effective January 1, 2006, the qualified defined benefit plans covering Overnite and Motor Cargo employees were merged with the UPS Retirement Plan and UPS Pension Plan.

We also sponsor various defined benefit plans covering certain of our International employees. The majority of our International obligations are for defined benefit plans in Canada and the United Kingdom (including the Lynx acquisition in 2005). In addition, many of our International employees are covered by government-sponsored retirement and pension plans. We are not directly responsible for providing benefits to participants of government-sponsored plans.

The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries who are not members of a collective bargaining unit. This plan generally provides for retirement benefits based on average compensation levels earned by employees prior to retirement. Benefits payable under this plan are subject to maximum compensation limits and the annual benefit limits for a tax qualified defined benefit plan as prescribed by the Internal Revenue Service.

The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to participants in the UPS Retirement Plan for amounts that exceed the benefit limits described above.

The UPS Pension Plan is noncontributory and includes certain eligible employees of participating domestic subsidiaries and members of collective bargaining units that elect to participate in the plan. This plan provides for retirement benefits based on service credits earned by employees prior to retirement.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. We have the right to modify or terminate certain of these plans. These benefits have been provided to certain retirees on a noncontributory basis; however, in many cases, retirees are required to contribute all or a portion of the total cost of the coverage.

On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158. FAS 158 required us to recognize the funded status of our defined benefit pension and other postretirement plans in our balance sheet with a corresponding adjustment to AOCI, net of tax. The adoption of FAS 158 did not affect our operating results in the current period and will not have any effect in future periods. We have presented below the incremental effects of adopting FAS 158 to our balance sheet for the individual line items impacted from this adoption, as of December 31, 2006 (in millions).

	Prior to Adopting FAS 158	Effect of Adopting FAS 158	As Reported under FAS 158
Pension and Postretirement Benefit Assets	$4,681	$(2,637)	$2,044
Intangible Assets, Net	699	(11)	688
Other Current Liabilities	1,336	73	1,409
Pension and Postretirement Benefit Obligations	2,114	634	2,748
Deferred Income Tax Liabilities	3,787	(1,258)	2,529
Accumulated Other Comprehensive Loss	108	2,097	2,205

Net Periodic Benefit Cost

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net Periodic Cost:
Service cost	$474	$374	$334	$102	$92	$91	$24	$14	$10
Interest cost	726	612	521	170	170	164	26	16	12
Expected return on assets	(1,106)	(922)	(800)	(43)	(38)	(34)	(22)	(13)	(9)
Amortization of:
Transition obligation	3	3	6	—	—	—	—	—	—
Prior service cost	36	37	37	(8)	(7)	—	1	1	—
Actuarial (gain) loss	148	68	118	29	31	30	7	4	3
Settlements / curtailments	—	—	—	—	—	—	1	—	—

Net periodic benefit cost	$281	$172	$216	$250	$248	$251	$37	$22	$16

Actuarial Assumptions

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Benefits			Postretirement Medical Benefits			International Pension Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%	4.93%	5.76%	5.92%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A	3.94%	3.46%	2.88%
Expected return on assets	8.96%	8.96%	8.96%	9.00%	9.00%	9.00%	7.67%	7.68%	7.90%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	Pension Benefits		Postretirement Medical Benefits		International Pension Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.75%	4.96%	4.93%
Rate of compensation increase	4.50%	4.00%	N/A	N/A	3.79%	3.94%

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

A discount rate is used to determine the present value of our future benefit obligations. For U.S. plans, the discount rate is determined by matching the expected cash flows to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. For international plans, the discount rate is selected based on high quality fixed income indices available in the country in which the plan is domiciled. These assumptions are updated each year.

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

Health care cost trends are used to project future postretirement benefits payable from our plans. For year-end 2006 obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 9.0%, decreasing to 5.0% by the year 2011 and with consistent annual increases at those ultimate levels thereafter.

Assumed health care cost trends have a significant effect on the amounts reported for the U.S. postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$7	$(4)
Effect on postretirement benefit obligation	70	(65)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Fair Value of Plan Assets

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of our measurement date on September 30 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2006	2005	2006	2005	2006	2005
Benefit Obligations:
Net benefit obligation at October 1, prior year	$12,299	$9,042	$2,927	$2,648	$476	$238
Service cost	474	374	102	92	24	14
Interest cost	726	612	170	170	26	16
Gross benefits paid	(304)	(242)	(158)	(149)	(13)	(7)
Plan participants’ contributions	—	—	13	10	2	1
Plan amendments	309	—	—	(21)	—	13
Acquired businesses	—	1,327	—	119	5	149
Actuarial (gain)/loss	54	1,186	(62)	58	(5)	74
Foreign currency exchange rate changes	—	—	—	—	40	(16)
Curtailments and settlements	—	—	—	—	(4)	(6)

Net benefit obligation at September 30	$13,558	$12,299	$2,992	$2,927	$551	$476

Fair Value of Plan Assets:
Fair value of plan assets at October 1, prior year	$12,943	$9,962	$509	$455	$266	$132
Actual return on plan assets	1,310	1,473	50	62	36	26
Employer contributions	1,425	842	137	131	35	22
Plan participants’ contributions	—	—	13	10	2	1
Gross benefits paid	(304)	(242)	(158)	(149)	(13)	(7)
Acquired businesses	—	908	—	—	3	104
Foreign currency exchange rate changes	—	—	—	—	23	(7)
Curtailments and settlements	—	—	—	—	(4)	(5)

Fair value of plan assets at September 30	$15,374	$12,943	$551	$509	$348	$266

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status

The following table discloses the funded status of our plans as of our measurement date on September 30 and the amounts recognized in our balance sheet as of year-end, on a pre-tax basis (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2006	2005	2006	2005	2006	2005
Funded Status:
Fair value of plan assets at September 30	$15,374	$12,943	$551	$509	$348	$266
Benefit obligation at September 30	(13,558)	(12,299)	(2,992)	(2,927)	(551)	(476)

Funded Status at September 30	1,816	644	(2,441)	(2,418)	(203)	(210)

Amounts Not Yet Recognized in Net Periodic Cost:
Unrecognized net transition obligation	12	15	—	—	—	—
Unrecognized net prior service cost / (benefit)	532	260	(106)	(118)	12	14
Unrecognized net actuarial loss	2,189	2,486	727	817	110	127
Employer contributions	9	2	20	15	22	6

Net asset / (liability) at December 31	$4,558	$3,407	$(1,800)	$(1,704)	$(59)	$(63)

Amounts Recognized in our Balance Sheet:
Pension and postretirement benefit assets	$2,043	$3,931	$—	$—	$1	$1
Intangible assets, net	—	2	—	—	—	11
Other current liabilities	(19)	—	(52)	—	(2)	—
Pension and postretirement benefit obligations	(199)	(619)	(2,369)	(1,704)	(180)	(131)
Accumulated other comprehensive loss	2,733	93	621	—	122	56

Net asset / (liability) at December 31	$4,558	$3,407	$(1,800)	$(1,704)	$(59)	$(63)

The accumulated benefit obligation for our pension plans as of September 30, 2006 and 2005 was $12.481 and $11.485 billion, respectively. In general, we use a measurement date of September 30 for our pension and postretirement benefit plans.

Employer contributions and benefits paid under the pension plans include $24 and $9 million paid from employer assets in 2006 and 2005, respectively. Employer contributions and benefits paid (net of participant contributions) under the postretirement medical benefit plans include $72 and $69 million paid from employer assets in 2006 and 2005, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2006 and 2005, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
As of September 30	2006	2005	2006	2005
U.S. Pension Benefits
Projected benefit obligation	$227	$229	$227	$229
Accumulated benefit obligation	176	192	176	192
Fair value of plan assets	—	—	—	—

International Pension Benefits
Projected benefit obligation	$551	$476	$541	$476
Accumulated benefit obligation	453	386	448	386
Fair value of plan assets	347	266	342	266

The accumulated postretirement benefit obligation exceeds plan assets for all of our U.S. postretirement benefit plans.

Accumulated Other Comprehensive Income

The amounts recorded in AOCI (pre-tax), which have not yet been recognized as components of net periodic cost, are as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2006	2005	2006	2005	2006	2005
Accumulated Other Comprehensive Income:
Unrecognized transition obligation	$12	$—	$—	$—	$—	$—
Unrecognized prior service cost / (benefit)	532	—	(106)	—	12	—
Unrecognized actuarial loss	2,189	—	727	—	110	—

Net asset / (liability) at December 31	$2,733	$—	$621	$—	$122	$—

The amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2007 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Transition obligation	$3	$—	$—
Prior service cost / (benefit)	57	(8)	1
Actuarial loss	110	23	5

	$170	$15	$6

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Asset Investment Policy

The asset allocation for our U.S. pension and other postretirement plans as of September 30, 2006 and 2005 and the target allocation as of September 30, 2006, by asset category, are as follows:

	Weighted Average Target Allocation 2006	Percentage of Plan Assets at September 30,
		2006	2005
Equity securities	55% - 65%	61.5%	62.1%
Debt securities	20% - 30%	26.5%	25.9%
Real estate / other	10% - 15%	12.0%	12.0%

Total		100.0%	100.0%

Equity securities include UPS Class A shares of common stock in the amounts of $440 (2.8% of total plan assets) and $423 million (3.4% of total plan assets), as of September 30, 2006 and 2005, respectively.

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

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Employer Contributions:
2007 (expected) to plan trusts	$461	$72	$48
2007 (expected) to plan participants	19	52	2

Expected Benefit Payments:
2007	$340	$138	$9
2008	404	148	10
2009	440	160	11
2010	486	174	12
2011	537	189	14
2012 - 2016	3,679	1,175	93

Expected benefit payments for pensions will be primarily paid from plan trusts. Expected benefit payments for postretirement benefits will be paid from plan trusts and corporate assets. Our funding policy for U.S. plans is to contribute amounts annually that are at least equal to the amounts required by applicable laws and regulations, or to directly fund payments to plan participants, as applicable. International plans will be funded in accordance with local regulations. We have also guaranteed our obligations for certain international pension plans up to a maximum amount of $118 million. Additional discretionary contributions will be made when deemed appropriate to meet the long-term obligations of the plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Plans

We also contribute to several multi-employer pension plans for which the previous disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $1.405, $1.234, and $1.111 billion during 2006, 2005, and 2004, respectively.

We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the previous disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $862, $798, and $761 million during 2006, 2005, and 2004, respectively.

We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $113, $105, and $94 million for 2006, 2005, and 2004, respectively.

Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $62, $55, and $52 million for 2006, 2005, and 2004, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2004 balance	$—	141	1,114	1,255
Acquired	—	134	836	970
Purchase Accounting Adjustments	—	11	335	346
Currency / Other	—	4	(26)	(22)

December 31, 2005 balance	—	$290	$2,259	$2,549
Acquired	—	28	4	32
Purchase Accounting Adjustments	—	(39)	(60)	(99)
Currency / Other	—	11	40	51

December 31, 2006 balance	$—	$290	$2,243	$2,533

The goodwill acquired in the International Package segment during 2006 resulted primarily from the purchase of the express operations of Sinotrans Air Transportation Development Co. Ltd. in China, offset by adjustments to the purchase price allocation of Lynx Express Delivery Ltd. The decrease in goodwill for the Supply Chain & Freight segment during 2006 resulted primarily from finalizing the purchase price allocation of Overnite Corp. The goodwill acquired in the International Package segment during 2005 resulted primarily from the purchase of Lynx Express Delivery Ltd. in the United Kingdom, Messenger Service Stolica S.A. in Poland, and the express operations of Sinotrans Air Transportation Development Co. Ltd. in China. The goodwill acquired in the Supply Chain & Freight segment in 2005 resulted primarily from the purchase of Overnite Corp., as well as purchase accounting adjustments resulting from the restructuring costs incurred in exiting certain activities from the Menlo Worldwide Forwarding operations acquired previously (See Note 16 for further discussion of the restructuring). The currency / other balance includes the translation effect on goodwill from fluctuations in currency exchange rates, as well as escrow reimbursements from acquisitions completed previously. See Note 7 for further discussion of these business acquisition transactions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of intangible assets at December 31, 2006 and 2005 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2006:
Trademarks, licenses, patents, and other	$80	$(37)	$43	4.2
Customer lists	159	(24)	135	10.5
Franchise rights	108	(29)	79	20.0
Capitalized software	1,576	(1,145)	431	3.2

Total Intangible Assets, Net	$1,923	$(1,235)	$688	4.8

December 31, 2005:
Trademarks, licenses, patents, and other	$43	$(20)	$23
Customer lists	78	(5)	73
Franchise rights	108	(23)	85
Capitalized software	1,409	(919)	490
Intangible pension asset	13	—	13

Total Intangible Assets, Net	$1,651	$(967)	$684

Amortization of intangible assets was $255, $255, and $221 million during 2006, 2005 and 2004, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2006 for the next five years is as follows (in millions): 2007—$181; 2008—$131; 2009—$70; 2010—$24; 2011—$20. Amortization expense in future periods will be affected by business acquisitions, software development, and other factors.

NOTE 7. BUSINESS ACQUISITIONS AND DISPOSITIONS

We regularly explore opportunities to make acquisitions that would enhance our businesses. During the three years ended December 31, 2006, we completed several acquisitions, including both domestic and international transactions, which were accounted for under the purchase method of accounting. In connection with these transactions, we paid cash (net of cash acquired) in the aggregate amount of $50 million, $1.488 billion, and $238 million in 2006, 2005, and 2004, respectively. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these transactions were not material on either an individual or aggregate basis. The results of operations of each acquired company are included in our statements of consolidated income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition.

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

In December 2004, we acquired Menlo Worldwide Forwarding, Inc. from CNF Inc. for $150 million in cash (net of cash acquired) plus the assumption of $110 million in principal amount of debt and capital lease obligations. Menlo Worldwide Forwarding, Inc. was a global freight forwarder that provided a full suite of heavy air freight forwarding services, ocean services and international trade management, including customs brokerage. The former operations of Menlo Worldwide Forwarding, Inc. are included as part of our Supply Chain & Freight reporting segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, we agreed with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sintotrans’ interest in our current joint venture in China. As of December 31, 2006, we have made all cash payments under the purchase agreement, a total of $114 million, and have taken direct control of operations in all 23 locations. The operations acquired are reported within our International Package reporting segment from the dates of acquisition.

In May 2005, we acquired Messenger Service Stolica S.A. (“Stolica”), one of the leading parcel and express delivery companies in Poland. Stolica’s operating results are included in our International Package reporting segment from the date of acquisition.

In August 2005, we acquired Overnite Corporation (“Overnite”) for approximately $1.225 billion in cash. Overnite offers a variety of LTL and TL services to more than 60,000 customers in North America. The operating results of Overnite, which is now known as UPS Freight, are included in our Supply Chain & Freight reporting segment from the date of acquisition.

In September 2005, we acquired Lynx Express Ltd. (“Lynx”) for approximately $68 million in cash. Lynx Express was one of the largest independent parcel carriers in the United Kingdom. Lynx also offers customers a broad suite of logistics and spare parts logistics services. The operating results of Lynx are included in our International Package reporting segment from the date of acquisition.

NOTE 8. LONG-TERM DEBT AND COMMITMENTS

Long-term debt, as of December 31, consists of the following (in millions):

	2006	2005
8.38% debentures, due April 1, 2020	$446	$457
8.38% debentures, due April 1, 2030	285	293
Commercial paper	791	739
Floating rate senior notes	441	441
Capital lease obligations	230	278
Facility notes and bonds	437	397
UPS Notes	379	377
Pound Sterling notes	979	863
Other debt	128	135

	4,116	3,980
Less current maturities	(983)	(821)

	$3,133	$3,159

8.38% Debentures:

On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8.38% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. The fixed obligations associated with the debentures are swapped to floating rates, based on six month LIBOR plus a spread. Including the effect of the swaps, the average interest rate paid on the debentures for 2006 and 2005 was 8.00% and 7.39%, respectively.

Commercial Paper:

The weighted average interest rate on the commercial paper outstanding as of December 31, 2006 and 2005, was 5.20% and 4.01%, respectively. At December 31, 2006 and 2005, the entire commercial paper balance has been classified as a current liability. The amount of commercial paper outstanding in 2007 is expected to fluctuate. We are authorized to borrow up to $7.0 billion under the two U.S. commercial paper programs we maintain as of December 31, 2006. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2006.

Floating Rate Senior Notes:

The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2006 and 2005 were 4.66% and 2.87%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053.

Capital Lease Obligations:

We have certain aircraft subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of aircraft subject to capital leases, which are included in Property, Plant and Equipment is as follows as of December 31 (in millions):

	2006	2005
Aircraft	$2,383	$2,054
Accumulated amortization	(390)	(315)

	$1,993	$1,739

These capital lease obligations have principal payments due at various dates from 2007 through 2010.

Facility Notes and Bonds:

We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, KY; Dallas, TX; Philadelphia, PA; and Dayton, OH. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•

Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, KY. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2006 and 2005 were 3.43% and 2.41%, respectively.

•

Bonds with a principal balance of $43 million issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, KY. The bonds were issued in November 2006 and are due in November 2036. The bonds bear interest at a variable rate, and the average interest rate from the time of issuance in November 2006 was 3.77%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Bonds with a principal balance of $29 million issued by the Dallas / Forth Worth International Airport Facility Improvement Corporation associated with our Dallas, TX airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•

Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, PA airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2006 and 2005 were 3.34% and 2.21%, respectively.

•

Bonds with a principal balance of $108 million issued by the city of Dayton, OH associated with the Dayton airport facility, $62 million of which is due in 2009 and the remaining $46 million is due in 2018. The balance due in 2018 is callable beginning in 2008. The bond principal due in 2018 bears interest at a fixed rate of 5.63%, while the bond principal due in 2009 bears interest at fixed rates ranging from 6.05% to 6.20%.

UPS Notes:

The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2006, the coupon rates of the outstanding notes varied between 3.00% and 6.20%, and the interest payments are made either monthly, quarterly or semiannually. The maturities of the notes range from 2008 to 2024. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2006 and 2005 was 4.73% and 3.09%, respectively.

Pound Sterling Notes:

The Pound Sterling notes were issued in 2001 with a principal balance of £500 million, accrue interest at a 5.50% fixed rate, and are due on February 12, 2031.

Other Debt:

The other debt balance primarily relates to loans entered into in conjunction with our investment in various partnerships. Substantially all of this debt is classified as a current liability. The implied interest rates on this debt range from 3.2% to 6.4%.

Other Information

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $4.391 and 4.327 billion as of December 31, 2006 and 2005, respectively.

We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2055. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $912, $843, and $759 million for 2006, 2005 and 2004, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2007	$75	$404	$918	$1,072
2008	75	335	27	988
2009	41	243	83	499
2010	62	168	30	1,022
2011	1	119	33	1,184
After 2011	—	505	2,766	1,636

Total	254	$1,774	$3,857	$6,401

Less: imputed interest	(24)

Present value of minimum capitalized lease payments	230
Less: current portion	(65)

Long-term capitalized lease obligations	$165

As described in Note 18, we placed orders for 27 Boeing 767-300ER freighter aircraft in February 2007, which are scheduled to be delivered between 2009 and 2012. Additionally, also described in Note 18, we reached an agreement with Airbus in February 2007 to set out a timetable for deciding the status of our previous order for the freighter version of the Airbus A380-800. We have included the purchase commitments associated with both the new Boeing 767-300ER order and the existing Airbus A380-800 order in the purchase commitments information presented in the table above.

As of December 31, 2006, we had outstanding letters of credit totaling approximately $2.213 billion issued in connection with routine business requirements.

We maintain two credit agreements with a consortium of banks that provide revolving credit facilities of $1.0 billion each, with one expiring April 19, 2007 and the other April 21, 2010. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2006, there were no outstanding borrowings under these facilities.

We have a $2.0 billion shelf registration statement under which we may issue debt securities in the U.S. The debt may be denominated in a variety of currencies. There was approximately $136 million issued under this shelf registration statement at December 31, 2006.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were passed as of December 31, 2006.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS has agreed in principle to settle this matter in full for a total payment of $87 million. On December 6, 2006, the court granted tentative approval of the settlement.

We are named as a defendant in four putative class action lawsuits filed in federal courts, alleging a conspiracy relating to certain surcharges by a number of air cargo carriers. We are not named as a defendant in at least eighty-six related cases that make similar allegations. These cases have been consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York. UPS was not included as a defendant in the amended consolidated complaint on which the Multi-District Litigation is proceeding. In addition, in July 2006, we were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice. We intend to vigorously defend ourselves in these cases.

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

As of December 31, 2006, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In the third quarter of 2006, we began formal negotiations with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”). On June 30, 2006, UPS and the IPA announced a tentative agreement on a new labor contract, which was ratified in the third quarter. This new contract becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of December 31, 2006, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of December 31, 2006, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2006		2005		2004
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	454	$5	515	$5	571	$6
Common stock purchases	(17)	—	(16)	—	(12)	—
Stock award plans	3	—	2	—	12	—
Common stock issuances	2	—	3	—	3	—
Conversions of Class A to Class B common stock	(41)	(1)	(50)	—	(59)	(1)

Class A shares issued at end of year	401	$4	454	$5	515	$5

Class B Common Stock
Balance at beginning of year	646	$6	614	$6	560	$5
Common stock purchases	(15)	—	(18)	—	(5)	—
Conversions of Class A to Class B common stock	41	1	50	—	59	1

Class B shares issued at end of year	672	$7	646	$6	614	$6

Additional Paid-In Capital
Balance at beginning of year		$—		$417		$662
Stock award plans		371		335		677
Common stock purchases		(539)		(922)		(1,075)
Common stock issuances		168		170		153

Balance at end of year		$—		$—		$417

Retained Earnings
Balance at beginning of year		$17,037		$16,192		$14,356
Net income		4,202		3,870		3,333
Dividends ($1.52, $1.32, and $1.12 per share)		(1,647)		(1,468)		(1,262)
Common stock purchases		(1,916)		(1,557)		(235)

Balance at end of year		$17,676		$17,037		$16,192

We repurchased a total of 32.6 million shares of Class A and Class B common stock for $2.455 billion in 2006, and 33.9 million shares for $2.479 billion in 2005. As of December 31, 2006, we had $936 million of our share repurchase authorization remaining. In February 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaces the remaining amount available under our July 2006 share repurchase authorization.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2006	2005	2004
Foreign currency translation adjustment:
Balance at beginning of year	$(163)	$(127)	$(56)
Aggregate adjustment for the year	54	(36)	(71)

Balance at end of year	(109)	(163)	(127)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	11	(5)	14
Current period changes in fair value (net of tax effect of $(3), $0, and $(10))	(4)	—	(18)
Reclassification to earnings (net of tax effect of $3, $10, and $(1))	5	16	(1)

Balance at end of year	12	11	(5)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	83	(29)	(72)
Current period changes in fair value (net of tax effect of $(4), $81, and $21)	(7)	135	37
Reclassification to earnings (net of tax effect of $(5), $(14), and $4)	(8)	(23)	6

Balance at end of year	68	83	(29)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(95)	(81)	(63)
Minimum pension liability adjustment (net of tax effect of $11, $(8), and $(10))	16	(14)	(18)
Adoption of FAS 158 (net of tax effect of $(1,258))	(2,097)	—	—

Balance at end of year	(2,176)	(95)	(81)

Accumulated other comprehensive income (loss) at end of year	$(2,205)	$(164)	$(242)

As discussed in Note 5, we adopted the recognition and disclosure provisions of FAS 158 on December 31, 2006. The adoption of FAS 158 required us to eliminate the previous minimum pension liability charge to AOCI, and to record a charge, net of tax, to AOCI representing the unrecognized pension and postretirement benefit costs as of December 31, 2006.

Deferred Compensation Obligations and Treasury Stock

We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the balance sheet. The amount of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from stock options vesting subsequent to April 2004. Activity in the deferred compensation program for the years ended December 31, 2006, 2005, and 2004 is as follows (in millions):

	2006		2005		2004
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$161		$169		$136
Reinvested dividends		4		4		2
Option exercise deferrals		—		—		39
Benefit payments		(18)		(12)		(8)

Balance at end of year		$147		$161		$169

Treasury Stock
Balance at beginning of year	(3)	$(161)	(3)	$(169)	(2)	$(136)
Reinvested dividends	—	(4)	—	(4)	—	(2)
Option exercise deferrals	—	—	—	—	—	(39)
Benefit payments	—	18	—	12	(1)	8

Balance at end of year	(3)	$(147)	(3)	$(161)	(3)	$(169)

NOTE 11. STOCK-BASED COMPENSATION

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2006, management incentive awards, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan.

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

We also award RSUs in conjunction with our long-term incentive performance awards program to certain eligible employees. The RSUs ultimately granted under the long-term incentive performance award will be based upon the achievement of certain performance measures, including growth in consolidated revenue and operating return on invested capital, each year during the performance award cycle, and other measures, including growth in consolidated earnings, over the entire three year performance award cycle.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we had the following RSUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2006	5,104	$72.82
Vested	(1,115)	72.83
Granted	3,706	74.87
Reinvested Dividends	76	N/A
Forfeited / Expired	(210)	72.90

Nonvested at December 31, 2006	7,561	73.82	2.58	$567

RSUs Expected to Vest	7,205	73.82	2.54	$540

The fair value of each RSU is the New York Stock Exchange (“NYSE”) closing price on the date of grant. The weighted-average grant date fair value of RSUs granted during 2006 and 2005 was $74.87 and $72.82, respectively. The total fair value of RSUs vested was $82 million in 2006, and zero in 2005 and 2004. As of December 31, 2006, there was $437 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 4 years and 5 months.

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS class A common stock. Stock options granted in connection with the Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted.

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

The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	18,734	$61.84
Exercised	(1,993)	56.55
Granted	2,433	80.88
Forfeited / Expired	(292)	68.14

Outstanding at December 31, 2006	18,882	$64.75	6.23	$208

Exercisable at December 31, 2006	10,108	$58.63	4.79	$166

Options Expected to Vest	8,487	$71.57	7.85	$42

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options are as follows:

	2006	2005	2004
Expected dividend yield	1.80%	1.60%	1.50%
Risk-free interest rate	5.13%	4.18%	4.31%
Expected life in years	7	7	7
Expected volatility	18.42%	18.21%	15.69%
Weighted average fair value of options granted	$21.05	$17.33	$16.24

Expected volatilities are based on the historical returns on our stock and, due to our limited history of being a publicly-traded company, an index of peer companies, as well as the implied volatility of our publicly-traded options. The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding, and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the grants, and an index of peer companies with similar grant characteristics.

We received cash of $30, $21, and $60 million during 2006, 2005, and 2004, respectively, from option holders resulting from the exercise of stock options. We received a tax benefit of $12, $5, and $38 million during 2006, 2005, and 2004, respectively, from the exercise of stock options. The adoption of FAS 123(R) required us to change the statement of cash flow classification of these tax benefits, and as a result, these tax benefits are reported as cash from financing activities rather than cash from operating activities.

The total intrinsic value of options exercised during 2006, 2005, and 2004 was $45, $24, and $331 million, respectively. As of December 31, 2006, there was $80 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 4 months.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$ 19.93 - $50.00	1,581	2.86	$49.94	1,581	$49.94
$ 50.37 - $56.90	3,161	4.23	56.85	3,161	56.85
$ 57.45 - $60.22	4,078	5.26	60.19	4,078	60.19
$ 60.38 - $70.70	5,096	6.81	66.45	936	65.88
$ 71.88 - $116.48	4,966	8.79	76.41	352	76.23

	18,882	6.23	$64.75	10,108	$58.63

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, we had the following RPUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2006	2,886	$68.49
Vested	(174)	70.93
Granted	990	80.88
Reinvested Dividends	74	N/A
Forfeited / Expired	(107)	72.27

Nonvested at December 31, 2006	3,669	71.64	2.87	$275

RPUs Expected to Vest	3,534	71.48	2.84	$265

The fair value of each RPU is the NYSE closing price on the date of grant. The weighted-average grant date fair value of RPUs granted during 2006, 2005, and 2004 was $80.88, $72.07, and $70.70, respectively. The total fair value of RPUs vested during 2006, 2005, and 2004 was $13, $13, and $11 million, respectively. As of December 31, 2006, there was $140 million of total unrecognized compensation cost related to nonvested RPUs. That cost is expected to be recognized over a weighted average period of 3 years and 4 months.

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of UPS class B common stock on the first or the last day of each quarterly period. Employees purchased 1.9, 2.0, and 1.8 million shares at average prices of $66.64, $64.54, and $62.75 per share during 2006, 2005, and 2004, respectively. Compensation cost is measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model.

The weighted average assumptions used and the calculated weighted average fair value of employees’ purchase rights granted, are as follows:

	2006	2005	2004
Expected dividend yield	1.79%	1.62%	1.42%
Risk-free interest rate	4.59%	2.84%	1.18%
Expected life in years	0.25	0.25	0.25
Expected volatility	15.92%	15.46%	16.83%
Weighted average fair value of purchase rights*	$10.30	$9.46	$9.56

*	Includes the 10% discount from the market price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Supply Chain & Freight

Supply Chain & Freight includes our forwarding and logistics operations, UPS Freight, and other aggregated business units. Our forwarding and logistics business provides services in more than 175 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of LTL and TL services to customers in North America. Other aggregated business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store) and UPS Capital.

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

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2006	2005	2004
Revenue:
U.S. Domestic Package	$30,456	$28,610	$26,960
International Package	9,089	7,977	6,809
Supply Chain & Freight	8,002	5,994	2,813

Consolidated	$47,547	$42,581	$36,582

Operating Profit:
U.S. Domestic Package	$4,923	$4,493	$3,702
International Package	1,710	1,494	1,149
Supply Chain & Freight	2	156	138

Consolidated	$6,635	$6,143	$4,989

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005	2004
Assets:
U.S. Domestic Package	$19,274	$20,572	$18,749
International Package	5,496	4,931	4,682
Supply Chain & Freight	7,150	7,116	4,878
Unallocated	1,290	2,328	4,538

Consolidated	$33,210	$34,947	$32,847

Depreciation and Amortization Expense:
U.S. Domestic Package	$989	$1,005	$971
International Package	547	491	465
Supply Chain & Freight	212	148	107

Consolidated	$1,748	$1,644	$1,543

Revenue by product type for the years ended December 31 is as follows (in millions):

	2006	2005	2004
U.S. Domestic Package:
Next Day Air	$6,778	$6,381	$6,084
Deferred	3,424	3,258	3,193
Ground	20,254	18,971	17,683

Total U.S. Domestic Package	30,456	28,610	26,960
International Package:
Domestic	1,950	1,588	1,346
Export	6,554	5,856	4,991
Cargo	585	533	472

Total International Package	9,089	7,977	6,809
Supply Chain & Freight:
Forwarding and Logistics	5,681	4,859	2,476
Freight	1,952	797	—
Other	369	338	337

Total Supply Chain & Freight	8,002	5,994	2,813

Consolidated	$47,547	$42,581	$36,582

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2006	2005	2004
United States:
Revenue	$34,445	$31,871	$28,035
Long-lived assets	$18,659	$19,704	$16,033
International:
Revenue	$13,102	$10,710	$8,547
Long-lived assets	$4,800	$4,044	$3,975
Consolidated:
Revenue	$47,547	$42,581	$36,582
Long-lived assets	$23,459	$23,748	$20,008

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.

NOTE 13. INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2006	2005	2004
Current:
U.S. Federal	$1,674	$1,683	$1,675
U.S. State & Local	217	176	71
Non-U.S.	129	135	98

Total Current	2,020	1,994	1,844
Deferred:
U.S. Federal	291	211	(155)
U.S. State & Local	33	6	(84)
Non-U.S.	(36)	(6)	(16)

Total Deferred	288	211	(255)

Total	$2,308	$2,205	$1,589

Income before income taxes includes income of non-U.S. subsidiaries of $490, $337, and $270 million in 2006, 2005, and 2004, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state & local income taxes (net of federal benefit)	2.2	2.0	1.2
Other	(1.7)	(0.7)	(3.9)

Effective income tax rate	35.5%	36.3%	32.3%

During the third quarter of 2006, we recognized a $52 million reduction of income tax expense related to favorable developments with certain U.S. Federal tax contingency matters involving non-U.S. operations.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2006	2005
Property, plant and equipment	$2,802	$2,572
Goodwill and intangible assets	578	491
Pension plans	579	1,722
Other	343	251

Gross deferred tax liabilities	4,302	5,036

Other postretirement benefits	789	681
Loss and credit carryforwards (non-U.S. and state)	130	113
Insurance reserves	586	543
Vacation pay accrual	171	154
Other	659	649

Gross deferred tax assets	2,335	2,140
Deferred tax assets valuation allowance	(43)	(54)

Net deferred tax assets	2,292	2,086

Net deferred tax liability	$2,010	$2,950

Amounts recognized in the balance sheet:
Current deferred tax asset	$414	$475

Non-current deferred tax asset	$105	$—

Non-current deferred tax liabilities	$2,529	$3,425

The valuation allowance decreased by $11, $32, and $31 million during the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, we have U.S. state & local operating loss and credit carryforwards of approximately $937 million and $54 million, respectively. The operating loss carryforwards expire at varying dates through 2026. The majority of the credit carryforwards may be carried forward indefinitely. We also have non-U.S. loss carryforwards of approximately $874 million as of December 31, 2006, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state loss carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $1.225 billion at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The American Jobs Creation Act of 2004, which provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period (expired in December 2005), did not have an impact on UPS as we did not repatriate any earnings subject to the Act.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2006	2005	2004
Numerator:
Net income	$4,202	$3,870	$3,333

Denominator:
Weighted average shares	1,082	1,110	1,125
Management incentive awards	—	—	1
Deferred compensation obligations	3	3	3

Denominator for basic earnings per share	1,085	1,113	1,129

Effect of dilutive securities:
Management incentive awards	—	—	4
Restricted performance units	1	1	—
Restricted stock units	1	—	—
Stock option plans	2	2	4

Denominator for diluted earnings per share	1,089	1,116	1,137

Basic earnings per share	$3.87	$3.48	$2.95

Diluted earnings per share	$3.86	$3.47	$2.93

Diluted earnings per share for the years ended December 31, 2006, 2005, and 2004 exclude the effect of 6.3, 5.9, and 4.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

NOTE 15. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

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

Commodity Price Risk Management

We are exposed to an increase in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Additionally, we are exposed to an increase in the prices of other energy products, principally natural gas and electricity. We use a combination of options, swaps, and futures contracts to provide partial protection from rising fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2006 and 2005 was an asset of $10 and $192 million, respectively. We have

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated and account for these contracts as cash flow hedges, and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or other occupancy expense when the underlying fuel or energy product being hedged is consumed.

In the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash, which is reported in other investing activities in the statement of cash flows. These derivatives were designated as hedges of forecasted cash outflows for purchases of fuel products. As these derivatives maintained their effectiveness and qualified for hedge accounting, we anticipate that the gains associated with these hedges will be recognized in income over the original term of the hedges through 2007.

Foreign Currency Exchange Risk Management

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge currency cash flow exposures. As of December 31, 2006 and 2005, the net fair value of the hedging instruments described above was an asset of $30 and $52 million, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales occur.

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

We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2006 and 2005 was a liability of $79 and $47 million, respectively.

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

Derivatives Not Designated As Hedges

Derivatives not designated as hedges primarily consist of a small portfolio of stock warrants in public and private companies that are held for investment purposes. These warrants are recorded at fair value, and the impact of these warrants on our results was immaterial for 2006, 2005 and 2004.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Effects of Derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under FAS 133 whether effective or not, and must therefore be marked to market through income. Both the effective and ineffective portions of gains and losses on hedges are reported in the income statement category related to the hedged exposure. Both the ineffective portion of hedge positions and the elements excluded from the measure of effectiveness were immaterial for 2006, 2005 and 2004.

As of December 31, 2006, $111 million in pre-tax gains related to cash flow hedges that are currently deferred in OCI are expected to be reclassified to income over the 12 month period ending December 31, 2007. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2006 in connection with forecasted transactions that were no longer considered probable of occurring.

At December 31, 2006, the maximum term of derivative instruments that hedge forecasted transactions, except those related to cross-currency interest rate swaps on existing financial instruments, was 2 years. We maintain cross-currency interest rate swaps that extend through 2009.

Fair Value of Financial Instruments

At December 31, 2006 and 2005, our financial instruments included cash and cash equivalents, marketable securities and short-term investments, accounts receivable, finance receivables, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our marketable securities and short-term investments is disclosed in Note 2, finance receivables in Note 3, and debt instruments in Note 8.

NOTE 16. RESTRUCTURING COSTS

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

Menlo Worldwide Forwarding

In February 2005, we announced our intention to transfer the heavy air freight operations at our facility in Dayton, Ohio (acquired with the operations of Menlo Worldwide Forwarding in December 2004) to other UPS facilities over approximately 12 to 18 months. This action was taken to remove redundancies between the Dayton air freight facility and existing UPS transportation networks, and thus provide efficiencies and better leverage the current UPS infrastructure in the movement of air freight. During the third quarter of 2005, we finalized our plans to exit the Dayton facility, as well as various other acquired facilities, and accrued certain costs related to employee severance, lease terminations, and related items. As part of this restructuring program, the recorded

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the Dayton facility was reduced to its fair market value as of the date of the acquisition. These accrued costs, and related reductions in the fair value of recorded assets, resulted in an adjustment of $160 million to the amount of goodwill initially recorded in the Menlo Worldwide Forwarding acquisition.

Additionally, we incurred costs related to integration activities, such as employee relocations, the moving of inventory and fixed assets, and the consolidation of information systems, and these amounts were expensed as incurred. We completed the majority of our integration activities for the air freight restructuring program in the fourth quarter of 2006. The remaining restructuring liabilities existing as of December 31, 2006, primarily represent costs that will continue to be incurred under various long-term contracts without any economic benefit to our Company.

Set forth below is a summary of activity related to the air freight restructuring program and resulting liability for the year ended December 31, 2006 (in millions):

	Employee Severance	Asset Impairment	Facility Consolidation	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—	$—
Costs accrued	31	56	48	25	160
Cash spent	(7)	—	(1)	—	(8)
Charges against assets	—	(56)	—	—	(56)

Balance at December 31, 2005	24	—	47	25	96

Cash spent	(17)	—	(3)	(10)	(30)
Charges against assets	—	—	—	—	—
Reversals, currency, and other	(7)	—	(4)	(2)	(13)

Balance at December 31, 2006	$—	$—	$40	$13	$53

Employee severance costs related to severance packages for approximately 550 people. These packages were involuntary and were formula-driven based on salary levels and past service. The separations spanned the entire business unit, including the operations, information technology, finance, and business development functions.

Asset impairment charges resulted from establishing new carrying values for assets which were abandoned. Impaired assets consisted primarily of the Menlo Worldwide Forwarding facility in Dayton, Ohio, which we closed in June 2006.

Facility consolidation costs are associated with terminating operating leases on offices, warehouses, and other acquired facilities as well as other maintenance costs associated with certain facilities.

Other costs consist primarily of costs associated with the termination of certain acquired legal entities and joint ventures, as well as environmental remediation costs.

Lynx Express Ltd.

In conjunction with our integration of the Lynx business, we have implemented a series of initiatives to reduce operating costs and maximize the efficiencies of the UPS network in the United Kingdom. These initiatives include closing existing hubs and constructing a consolidated sorting facility as well as establishing a European shared service center in Poland. As a result of these initiatives, we have accrued certain costs related to employee severance, lease terminations and other facility costs as well as recorded a reduction in the fair value of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain assets acquired. These restructuring costs impacting the acquired Lynx business have resulted in an adjustment to goodwill of $7 million. The remaining integration costs for this restructuring program, including facility costs associated with capacity expansion, will be recognized as incurred. We anticipate completing this integration program by fiscal year 2008 at which time certain hubs will be closed and the new consolidated sorting facility will be fully operational.

Supply Chain Solutions

In an effort to rationalize our cost structure and focus on profitable revenue growth, we initiated a restructuring plan for our Supply Chain Solutions Forwarding & Logistics operations in the fourth quarter of 2006. This restructuring plan is expected to generate efficiencies resulting in improved revenues and operating profits by further integrating all of our transportation services to better serve our customers. This restructuring involves plans to reduce non-operating expenses by approximately 20%, including a reduction in non-operating staff of approximately 1,400 people. As of December 31, 2006, $12 million in costs have been accrued related to employee severance.

UPS Special Voluntary Separation Opportunity

In December 2006, we offered a special voluntary separation opportunity (“SVSO”) to approximately 640 employees who work in non-operating functions. This program is an effort to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and approximately 30% of eligible employees accepted the offer. As a result, we will record a charge to expense of approximately $80 million in the first quarter of 2007, to reflect the anticipated cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program.

NOTE 17. QUARTERLY INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue:
U.S. Domestic Package	$7,463	$6,811	$7,462	$6,942	$7,402	$7,033	$8,129	$7,824
International Package	2,161	1,842	2,233	1,997	2,251	1,918	2,444	2,220
Supply Chain & Freight	1,897	1,233	2,041	1,252	2,009	1,599	2,055	1,910

Total revenue	$11,521	$9,886	$11,736	$10,191	$11,662	$10,550	$12,628	$11,954

Operating profit (loss):
U.S. Domestic Package	1,185	1,028	1,234	1,118	1,208	1,110	1,296	1,237
International Package	395	348	414	397	387	318	514	431
Supply Chain & Freight	(25)	9	47	34	(19)	70	(1)	43

Total operating profit	$1,555	$1,385	$1,695	$1,549	$1,576	$1,498	$1,809	$1,711

Net income	$975	$882	$1,061	$986	$1,038	$953	$1,128	$1,049

Earnings per share:
Basic	$0.89	$0.78	$0.98	$0.88	$0.96	$0.86	$1.05	$0.95
Diluted	$0.89	$0.78	$0.97	$0.88	$0.96	$0.86	$1.04	$0.95

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. SUBSEQUENT EVENTS

In February 2007, we announced an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012. We anticipate using these 767-300ER aircraft primarily to support the growth in our International Package business, and to improve the efficiency and speed of our air network as we eventually replace aging aircraft.

In February 2007, we signed an agreement with Airbus to set out a timetable for deciding the status of our previous order for the freighter version of the Airbus A380-800. The agreement specifies changed delivery dates for the A380-800 and provides for possible termination of the original purchase agreement by either party later in 2007. The revised delivery schedule specifies the delivery dates for the 10 Airbus A380-800’s on order as being between 2012 and 2013, whereas we were originally scheduled to take delivery of the Airbus A380-800 aircraft between 2009 and 2012. The signing of this agreement will have no material impact on our results of operations or financial condition.

In conjunction with these changes, we have initiated a re-evaluation process of our aircraft fleet types, to ensure that we maintain the optimum mix of aircraft types to service our international and domestic package businesses. This process might result in the planned retirement of certain less-efficient and older aircraft models at dates earlier than originally anticipated. As a result, we will reassess our assumptions of the expected lives and residual values on these aircraft. Any resulting adjustments would be accounted for on a prospective basis, potentially resulting in increased depreciation expense in future periods. Additionally, this process could result in circumstances that would indicate the net book value of the aircraft might not be recoverable, based on the undiscounted future cash flows the aircraft are anticipated to generate. If the net book value of the aircraft is determined not to be recoverable, we would be required to record an impairment based on the fair value of the aircraft, in accordance with FAS 144. We anticipate completing this process by the end of the first quarter of 2007.

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

2.2	—	Agreement and Plan of Merger, dated as of May 15, 2005, among United Parcel Service, Inc., Overnite Corporation, and Olympic Merger Sub, Inc. (incorporated by reference to the Form 8-K, filed on May 18, 2005).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).

4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).

4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.9	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.10	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.11	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).

4.12	—	Form of Underwriting Agreement relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.13	—	Selling Agent Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2006) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 2003).

Exhibit No.		Description
10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24 (incorporated by reference to Exhibit 10.1 to 2001 Annual Report on Form 10-K).

(1) Amendment No. 25 to the UPS Thrift Plan (incorporated by reference to Exhibit 10.1(1) to 2002 Annual Report on Form 10-K).

†10.2	—	UPS Retirement Plan, as Amended and Restated, including Amendment Nos. 1 through 34.

10.3	—	UPS Savings Plan, as Amended and Restated, including Restatement Amendment Nos. 1 through 8 (incorporated by reference to Exhibit 10.3 to 2001 Annual Report on Form 10-K).

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

10.4	—	Credit Agreement (364-Day Facility) dated April 20, 2006 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers, Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006).

10.5	—	Credit Agreement (Five-Year Facility) dated April 21, 2005 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Arrangers, Bank of America, N.A., Barclays Bank PLC, and BNP Paribas as Co-Documentation Agents and Citibank, N.A. as Administrative Agent and JP Morgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

10.6	—	UPS Excess Coordinating Benefit Plan (incorporated by reference to Exhibit 10.8 to 2003 Annual Report on Form 10-K).

10.7	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to 2003 Annual Report on Form 10-K).

10.8	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).

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

Exhibit No.		Description
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

(3)    Form of Restricted Stock Unit Award Agreement for the 2006 Long-Term Incentive Performance Awards (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 7, 2006).

(4) Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 5, 2006).

(5) Form of Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 5, 2006).

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

(1) Amendment to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12(1) to the 2005 Annual Report on Form 10-K).

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