Form 10-Q
period 2007-03-31
UNITED PARCEL SERVICE INC
filed 2007-05-10
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, or

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

There were 381,806,724 Class A shares, and 677,237,752 Class B shares, with a par value of $0.01 per share, outstanding at May 4, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2007 (unaudited) and December 31, 2006

(In millions)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$871	$794
Marketable securities and short-term investments	1,527	1,189
Accounts receivable, net	5,490	5,794
Finance receivables, net	409	426
Deferred income tax assets	489	414
Other current assets	736	760

Total Current Assets	9,522	9,377
Property, Plant and Equipment, Net	16,738	16,779
Pension and Postretirement Benefit Assets	2,036	2,044
Goodwill	2,543	2,533
Intangible Assets, Net	703	688
Long-Term Finance Receivables, Net	394	374
Other Non-Current Assets	1,439	1,415

	$33,375	$33,210

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$976	$983
Accounts payable	1,797	1,841
Accrued wages and withholdings	1,473	1,303
Dividends payable	—	400
Self-insurance reserves	737	682
Income taxes payable	539	101
Other current liabilities	1,495	1,409

Total Current Liabilities	7,017	6,719
Long-Term Debt	3,139	3,133
Pension and Postretirement Benefit Obligations	2,788	2,748
Deferred Income Tax Liabilities	2,535	2,529
Self-Insurance Reserves	1,589	1,604
Other Non-Current Liabilities	999	995
Shareowners’ Equity:
Class A common stock (389 and 401 shares issued in 2007 and 2006)	4	4
Class B common stock (677 and 672 shares issued in 2007 and 2006)	7	7
Additional paid-in capital	—	—
Retained earnings	17,476	17,676
Accumulated other comprehensive loss	(2,179)	(2,205)
Deferred compensation obligations	135	147

	15,443	15,629
Less: Treasury stock (3 shares in 2007 and 2006)	(135)	(147)

Total Shareowners’ Equity	15,308	15,482

Total Liabilities and Shareowners’ Equity	$33,375	$33,210

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$11,906	$11,521
Operating Expenses:
Compensation and benefits	6,341	6,019
Repairs and maintenance	306	289
Depreciation and amortization	436	439
Purchased transportation	1,330	1,279
Fuel	616	578
Other occupancy	252	252
Other expenses	1,267	1,110

Total Operating Expenses	10,548	9,966

Operating Profit	1,358	1,555

Other Income and (Expense):
Investment income	14	23
Interest expense	(49)	(48)

Total Other Income and (Expense)	(35)	(25)

Income Before Income Taxes	1,323	1,530
Income Taxes	480	555

Net Income	$843	$975

Basic Earnings Per Share	$0.79	$0.89

Diluted Earnings Per Share	$0.78	$0.89

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$843	$975
Change in foreign currency translation adjustment	31	27
Change in unrealized gain (loss) on marketable securities, net of tax	4	(1)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(39)	(18)
Change in unrecognized pension and postretirement benefit costs, net of tax	30	—

Comprehensive income	$869	$983

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$843	$975
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	436	439
Pension & postretirement benefit expense	130	144
Pension & postretirement benefit contributions	(29)	(28)
Self-insurance reserves	40	126
Deferred taxes, credits, and other	(129)	8
Stock compensation expense	95	68
Asset impairment and obsolescence charge	221	—
Other (gains) losses	24	15
Changes in assets and liabilities:
Accounts receivable, net	270	163
Other current assets	(17)	54
Accounts payable	(16)	(149)
Accrued wages and withholdings	169	249
Income taxes payable	469	296
Other current liabilities	84	203
Other operating activities	(97)	(35)

Net cash from operating activities	2,493	2,528

Cash Flows From Investing Activities:
Capital expenditures	(668)	(596)
Proceeds from disposals of property, plant and equipment	20	10
Purchases of marketable securities and short-term investments	(3,019)	(1,692)
Sales and maturities of marketable securities and short-term investments	2,687	1,354
Net decrease in finance receivables	24	15
Other investing activities	11	(69)

Net cash (used in) investing activities	(945)	(978)

Cash Flows From Financing Activities:
Net change in short-term debt	(14)	(175)
Proceeds from long-term borrowings	80	—
Repayments of long-term borrowings	(79)	(32)
Purchases of common stock	(669)	(867)
Issuances of common stock	38	40
Dividends	(830)	(763)

Net cash (used in) financing activities	(1,474)	(1,797)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	3	2

Net Increase (Decrease) In Cash And Cash Equivalents	77	(245)
Cash And Cash Equivalents:
Beginning of period	794	1,369

End of period	$871	$1,124

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2007, our results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Stock-Based Compensation

We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Awards Program, the UPS Long-Term Incentive Program and the UPS Long-Term Incentive Performance Award program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount.

During the first quarter of 2007, we granted target restricted stock units (“RSUs”) under the UPS Long-Term Incentive Performance Award program to eligible management. Of the total 2007 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2007 to 2009, using performance criteria targets established each year consisting of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2007 target award will be based upon our achievement of adjusted earnings per share for the three-year award cycle compared to a target established at the beginning of the award cycle.

The number of RSUs earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the RSUs earned may be a percentage less than or more than 100% of the target RSUs for each tranche. Target RSU award grants range in size from 50% to 250% of annual salary based upon the participant’s responsibility level within UPS. The target RSU grant for the 2007 Long-Term Incentive Performance Awards program was valued using the closing New York Stock Exchange price of $70.12 on March 1, 2007.

Awards granted under the UPS Long-Term Incentive program are normally granted during the second quarter of each year, and awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2007 and 2006 was $95 and $68 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows for voluntary measurement of financial assets and financial liabilities as well as certain other items at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings. The provisions of FAS 159 are effective for us on January 1, 2008, and we are currently evaluating the impact of adopting FAS 159 on our financial statements.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). The impact of this Interpretation is discussed in Note 14.

Note 4. Marketable Securities and Short-Term Investments

The following is a summary of marketable securities and short-term investments as of March 31, 2007 and December 31, 2006 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2007
U.S. government and agency securities	$125	$—	$—	$125
Mortgage and asset-backed securities	209	1	2	208
Corporate securities	89	—	—	89
State and local municipal securities	846	—	—	846
Other debt securities	2	—	—	2

Total debt securities	1,271	1	2	1,270
Common equity securities	38	15	—	53
Preferred equity securities	204	—	—	204

Current marketable securities and short-term investments	1,513	16	2	1,527

Non-current common equity securities	25	8	—	33

Total marketable securities and short-term investments	$1,538	$24	$2	$1,560

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2006
U.S. government and agency securities	$124	$—	$—	$124
Mortgage and asset-backed securities	234	1	2	233
Corporate securities	79	—	1	78
State and local municipal securities	582	—	—	582
Other debt securities	2	—	—	2

Total debt securities	1,021	1	3	1,019
Common equity securities	38	10	—	48
Preferred equity securities	122	—	—	122

Current marketable securities and short-term investments	1,181	11	3	1,189

Non-current common equity securities	24	8	—	32

Total marketable securities and short-term investments	$1,205	$19	$3	$1,221

The amortized cost and estimated fair value of marketable securities and short-term investments at March 31, 2007, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$31	$31
Due after one year through three years	141	141
Due after three years through five years	23	23
Due after five years	1,076	1,075

	1,271	1,270
Equity securities	267	290

	$1,538	$1,560

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Property, Plant and Equipment

Property plant and equipment as of March 31, 2007 and December 31, 2006 consists of the following (in millions):

	2007	2006
Vehicles	$5,016	$4,970
Aircraft (including aircraft under capitalized leases)	13,137	13,162
Land	1,059	1,026
Buildings	2,692	2,667
Leasehold improvements	2,509	2,496
Plant equipment	5,292	5,230
Technology equipment	1,682	1,673
Equipment under operating lease	139	142
Construction-in-progress	827	715

	32,353	32,081
Less: Accumulated depreciation and amortization	(15,615)	(15,302)

	$16,738	$16,779

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three months ended March 31, 2007 and 2006 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Net Periodic Cost:
Service cost	$130	$117	$25	$25	$7	$6
Interest cost	209	181	45	43	7	6
Expected return on assets	(325)	(273)	(11)	(11)	(7)	(5)
Amortization of:
Transition obligation	1	1	—	—	—	—
Prior service cost	14	9	(2)	(2)	—	—
Actuarial (gain) loss	27	37	6	7	1	2
Settlements, curtailments and other	—	—	3	—	—	1

Net periodic benefit cost	$56	$72	$66	$62	$8	$10

During the first three months of 2007, we contributed $11 and $18 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $519 and $106 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Goodwill and Intangible Assets

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2007 and December 31, 2006 (in millions):

	December 31, 2006	Acquired	Purchase Price Adjustments	Currency/ Other	March 31, 2007
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	290	—	—	7	297
Supply Chain & Freight	2,243	—	—	3	2,246

	$2,533	$—	$—	$10	$2,543

The following is a summary of intangible assets as of March 31, 2007 and December 31, 2006 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2007:
Trademarks, licenses, patents, and other	$76	$(40)	$36
Customer lists	159	(27)	132
Franchise rights	108	(31)	77
Capitalized software	1,657	(1,199)	458

Total Intangible Assets, Net	$2,000	$(1,297)	$703

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2006:
Trademarks, licenses, patents, and other	$80	$(37)	$43
Customer lists	159	(24)	135
Franchise rights	108	(29)	79
Capitalized software	1,576	(1,145)	431

Total Intangible Assets, Net	$1,923	$(1,235)	$688

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Long-Term Debt and Commitments

Long-term debt as of March 31, 2007 and December 31, 2006 consists of the following (in millions):

	2007	2006
8.38% debentures, due April 1, 2020	$445	$446
8.38% debentures, due April 1, 2030	282	285
Commercial paper	836	791
Floating rate senior notes	441	441
Capital lease obligations	212	230
Facility notes and bonds	437	437
UPS Notes	402	379
Pound Sterling notes	983	979
Other debt	77	128

	4,115	4,116
Less current maturities	(976)	(983)

	$3,139	$3,133

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $836 million outstanding under these programs as of March 31, 2007, with an average interest rate of 5.21%. The entire balance outstanding has been classified as a current liability on our balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. There were no amounts outstanding under this program as of March 31, 2007.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 17, 2008 and the other on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of March 31, 2007.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $157 million issued under this shelf registration statement at March 31, 2007, all of which consists of issuances under our UPS Notes program.

In April 2007, we announced an offer to exchange any or all of our £500 million, 5.50% notes due 2031 for new Pound Sterling denominated fixed rate notes due 2050. The exchange offer is conditional upon valid acceptances being received from holders of existing notes representing at least £300 million in aggregate principal value. We anticipate the exchange offer will be completed during the second quarter of 2007, and that the exchange will not have a material effect on our financial condition, results of operations, or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS has agreed in principle to settle this matter in full for a total payment of $87 million. On April 9, 2007, the court granted final approval of the settlement, and we will make the $87 million settlement payment in the second quarter of 2007.

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

As of December 31, 2006, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In the third quarter of 2006, we began formal negotiations with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

Note 10. Shareowners’ Equity

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2007, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of March 31, 2007, no preferred shares had been issued.

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the three months ended March 31, 2007 and 2006 (in millions, except per share amounts):

	2007		2006
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	401	$4	454	$5
Common stock purchases	(4)	—	(5)	—
Stock award plans	1	—	—	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(10)	—	(10)	(1)

Class A shares issued at end of period	389	$4	440	$4

Class B Common Stock
Balance at beginning of period	672	$7	646	$6
Common stock purchases	(5)	—	(6)	—
Conversions of Class A to Class B common stock	10	—	10	1

Class B shares issued at end of period	677	$7	650	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		103		77
Common stock purchases		(152)		(125)
Common stock issuances		49		48

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$17,676		$17,037
Adoption of FIN 48		(104)		—
Net income		843		975
Dividends ($0.42 and $0.38 per share)		(449)		(416)
Common stock purchases		(490)		(735)

Balance at end of period		$17,476		$16,861

We repurchased a total of 8.9 million shares of Class A and Class B common stock for $642 million for the three months ended March 31, 2007, and 11.3 million shares for $860 million for the three months ended March 31, 2006. On February 8, 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amount available under our July 2006 share repurchase authorization. As of March 31, 2007, we had $1.605 billion of our share repurchase authorization remaining.

The adoption of FIN 48 is discussed further in Note 14.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2007 and 2006 is as follows (in millions):

	2007	2006
Foreign currency translation adjustment:
Balance at beginning of period	$(109)	$(163)
Aggregate adjustment for the period	31	27

Balance at end of period	(78)	(136)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	12	11
Current period changes in fair value (net of tax effect of $2 and $(1))	4	(2)
Reclassification to earnings (net of tax effect of $0 and $1)	—	1

Balance at end of period	16	10

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	68	83
Current period changes in fair value (net of tax effect of $(11) and $1)	(18)	2
Reclassification to earnings (net of tax effect of $(12) and $(12))	(21)	(20)

Balance at end of period	29	65

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,176)	(95)
Reclassification to earnings (net of tax effect of $17 and $0)	30	—

Balance at end of period	(2,146)	(95)

Accumulated other comprehensive income (loss) at end of period	$(2,179)	$(156)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the three months ended March 31, 2007 and 2006 is as follows (in millions):

	2007		2006
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$147		$161
Reinvested dividends		2		2
Option exercise deferrals		—		—
Benefit payments		(14)		(18)

Balance at end of period		$135		$145

Treasury Stock
Balance at beginning of period	(3)	$(147)	(3)	$(161)
Reinvested dividends	—	(2)	—	(2)
Option exercise deferrals	—	—	—	—
Benefit payments	—	14	1	18

Balance at end of period	(3)	$(135)	(2)	$(145)

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

Supply Chain & Freight

Supply Chain & Freight includes our forwarding and logistics operations, UPS Freight, and other aggregated business units. Our forwarding and logistics business provides services in more than 175 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (LTL) and truckload (TL) services to customers in North America. Other aggregated business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store) and UPS Capital.

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reportable segments are the same as those described in the summary of accounting policies included in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, short-term investments, and equity-method real estate investments.

Segment information for the three months ended March 31, 2007 and 2006 is as follows (in millions):

	2007	2006
Revenue:
U.S. Domestic Package	$7,552	$7,463
International Package	2,385	2,161
Supply Chain & Freight	1,969	1,897

Consolidated	$11,906	$11,521

Operating Profit/(Loss):
U.S. Domestic Package	$941	$1,185
International Package	371	395
Supply Chain & Freight	46	(25)

Consolidated	$1,358	$1,555

Note 12. Aircraft Impairment and Obsolescence Charge

As noted in our 2006 Form 10-K, we began a review process of our existing aircraft fleet types in the first quarter of 2007, to ensure that we maintain the optimum mix of aircraft to service our international and domestic package businesses. This review was initiated as a result of business changes that occurred in the first quarter, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as recent changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we have accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and have recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment.

We determined the aircraft impairment in accordance with the provisions of FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires long-lived assets to be reviewed for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair market value is recorded. For these Boeing 727 and 747 aircraft, the carrying value exceeded the undiscounted future cash flows based upon their anticipated retirement dates. As a result, we recognized an impairment charge representing the difference between the aircraft carrying value and fair market value. The fair market values of the aircraft were generally determined from observable prices in secondary markets for similar aircraft, engines and parts, as well as historical selling prices realized by the company for the same or similar equipment.

Note 13. UPS Special Voluntary Separation Opportunity Charge

In December 2006, we offered a special voluntary separation opportunity (“SVSO”) to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program. The cash payout in the first quarter of 2007 totaled $35 million, and we expect to pay $28 million in the first quarter of 2008 related to this program. The $68 million charge is included in the caption “Compensation and benefits” in the Statement of Consolidated Income of which $53 million impacted our U.S. Domestic Package segment, $8 million impacted our Supply Chain & Freight segment, and $7 million impacted our International Package segment.

Note 14. Income Taxes

We adopted FIN 48 on January 1, 2007. The cumulative effect of adopting this standard was to recognize a $104 million decrease in the January 1, 2007 balance of retained earnings.

Upon adoption as of January 1, 2007, we have $291 million of gross unrecognized tax benefits recorded. However, we also have gross recognized tax benefits of $456 million recorded as of January 1, 2007 associated with outstanding refund claims for prior tax years. Therefore, we have a net receivable recorded with respect to prior year income tax matters in the accompanying balance sheets. As of January 1, 2007, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate is $106 million.

Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense. As of January 1, 2007, we had accrued a $22 million net receivable for interest and penalties associated with income tax matters.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 1999, with the exception of an outstanding refund claim related to the disposition of a subsidiary in France. We are actively pursuing this matter in litigation with the Department of Justice and, although the outcome is uncertain, we expect to prevail. The IRS is in the final stages of issuing its report to conclude its audit of the tax years 1999 through 2002, and recently began the audit of the tax years 2003 through 2004. We anticipate that the IRS will conclude its audit of the 2003 and 2004 tax years in 2008. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state & local matters are subject to ongoing litigation.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.

As of March 31, 2007, there were no material changes to the adoption date disclosures made above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in millions, except per share amounts):

	2007	2006
Numerator:
Net income	$843	$975

Denominator:
Weighted average shares	1,067	1,093
Deferred compensation obligations	3	3

Denominator for basic earnings per share	1,070	1,096

Effect of dilutive securities:
Restricted performance units	2	1
Restricted stock units	1	—
Stock option plans	2	3

Denominator for diluted earnings per share	1,075	1,100

Basic earnings per share	$0.79	$0.89

Diluted earnings per share	$0.78	$0.89

Diluted earnings per share for the three months ended March 31, 2007 and 2006 exclude the effect of 7.3 and 5.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2007	2006	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,653	$1,684	$(31)	(1.8)%
Deferred	802	831	(29)	(3.5)
Ground	5,097	4,948	149	3.0

Total U.S. Domestic Package	7,552	7,463	89	1.2
International Package:
Domestic	511	466	45	9.7
Export	1,747	1,561	186	11.9
Cargo	127	134	(7)	(5.2)

Total International Package	2,385	2,161	224	10.4
Supply Chain & Freight:
Forwarding and Logistics	1,386	1,339	47	3.5
Freight	488	477	11	2.3
Other	95	81	14	17.3

Total Supply Chain & Freight	1,969	1,897	72	3.8

Consolidated	$11,906	$11,521	$385	3.3%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,246	1,253	(7)	(0.6)%
Deferred	936	953	(17)	(1.8)
Ground	11,107	11,112	(5)	0.0

Total U.S. Domestic Package	13,289	13,318	(29)	(0.2)
International Package:
Domestic	1,114	1,090	24	2.2
Export	722	656	66	10.1

Total International Package	1,836	1,746	90	5.2

Consolidated	15,125	15,064	61	0.4%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$20.73	$21.00	$(0.27)	(1.3)%
Deferred	13.39	13.62	(0.23)	(1.7)
Ground	7.17	6.96	0.21	3.0
Total U.S. Domestic Package	8.88	8.76	0.12	1.4
International Package:
Domestic	7.17	6.68	0.49	7.3
Export	37.81	37.18	0.63	1.7
Total International Package	19.22	18.14	1.08	6.0
Consolidated	$10.13	$9.84	$0.29	2.9%

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2007	2006	$ / #	%
LTL revenue (in millions)	$465	$447	$18	4.0%
LTL revenue per LTL hundredweight	$16.19	$15.41	$0.78	5.1
LTL shipments (in thousands)	2,502	2,489	13	0.5
LTL shipments per day (in thousands)	39.1	38.9	0.2	0.5
LTL gross weight hauled (in millions of pounds)	2,873	2,904	(31)	(1.1)
LTL weight per shipment (in pounds)	1,149	1,166	(17)	(1.5)
Operating days in period	64	64

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended March 31,		Change
	2007	2006	$	%
Reporting Segment
U.S. Domestic Package	$941	$1,185	$(244)	(20.6)%
International Package	371	395	(24)	(6.1)
Supply Chain & Freight	46	(25)	71	N/A

Consolidated Operating Profit	$1,358	$1,555	$(197)	(12.7)%

	Three Months Ended March 31,
	2007	2006
Reporting Segment
U.S. Domestic Package	12.5%	15.9%
International Package	15.6%	18.3%
Supply Chain & Freight	2.3%	(1.3)%
Consolidated Operating Margin	11.4%	13.5%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $89 million, or 1.2%, for the quarter, largely due to a 1.4% improvement in revenue per piece, offset by a 0.2% decrease in average daily package volume.

Next Day Air volume declined 0.6% and deferred air volume declined 1.8%, while ground volume was flat during the quarter, primarily as a result of the slowing U.S. economy. Recent trends in industrial production, retail sales, and inventories have not been favorable for the small package market, which places additional pressure on our domestic package volume.

The increase in overall revenue per piece of 1.4% resulted primarily from a rate increase that took effect during the quarter, but was negatively impacted by lower fuel surcharge revenue and an unfavorable shift in product mix. Next Day Air and Deferred revenue per piece declined 1.3% and 1.7%, respectively, and were negatively impacted by the lower fuel surcharge rate, including a 2% reduction in the index used to determine the fuel surcharge (discussed further below). Ground revenue per piece increased 3.0%, mainly due to the rate increase, as well as a slightly higher fuel surcharge rate due to increased diesel fuel prices in 2007 compared with the first quarter of 2006. Overall product mix reduced revenue per piece, as our premium air products suffered small volume declines while our ground volume remained relatively flat.

Consistent with the practice in previous years, a rate increase took effect on January 1, 2007. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. Other pricing changes included a $0.10 increase in the residential surcharge, and a $0.75 increase in the charge for undeliverable packages after three delivery attempts.

In January 2007, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 9.5% in 2007, a decline from the 12.5% in the first quarter of 2006, primarily due to the 2% reduction in the index, and also impacted by slightly lower jet fuel prices. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products increased to 3.7% in 2007 from 3.5% in the first quarter of 2006, due to higher diesel fuel prices. As a result of the air index rate reduction and fuel market price movements, total domestic fuel surcharge revenue decreased by $60 million in the first quarter.

U.S. domestic package operating profit decreased $244 million, or 20.6%, for the quarter primarily due to low revenue growth combined with an aircraft impairment charge and a special voluntary separation opportunity (“SVSO”) charge. The aircraft impairment and SVSO charges, which are discussed further in the “Operating Expenses” section, reduced domestic operating profit by $159 million and $53 million, respectively.

International Package Operations

International Package revenue improved $224 million, or 10.4%, for the quarter, driven by a 10.1% volume increase for our export products and a 6.0% increase in total revenue per piece. The growth in revenue per piece was largely due to rate increases and the impact of currency, but was negatively impacted by decreased fuel surcharge revenue.

Export volume increased throughout the world. Asian export volume grew over 20% during the quarter, with strong growth in key markets, especially China. Asian export volume continues to benefit from our geographic service expansion, as well as strong economic growth in Asia. To continue this expansion, we are constructing a package and freight air hub in Shanghai, China that is expected to open in 2008. This hub will link Shanghai to our international air network, with direct service to Europe, Asia, and the Americas.

European export volume increased 11%, largely due to continued growth in the transborder business and improved economic and industrial output in the European Union. U.S. export volume increased at a slower pace, similar to U.S. domestic volume. Non-U.S. domestic volume increased 2.2%, impacted by solid growth in Canada, Germany, Spain, and Italy.

Export revenue per piece increased 1.7% for the quarter, largely due to rate increases and favorable exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products, and a reduction in fuel surcharge revenue. Domestic revenue per piece increased 7.3% for the quarter, and was affected by rate increases and favorable exchange rates. Total average revenue per piece increased 1.6% on a currency-adjusted basis, and the overall change in segment revenue was positively affected by $87 million during the quarter due to currency fluctuations, net of hedging activity.

In January 2007, we increased rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard

service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

Also in January 2007, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue decreased by $9 million in the first quarter, due to the reduction in the fuel surcharge index as well as a small decline in jet fuel prices.

International Package operating profit declined $24 million, or 6.1%, for the quarter primarily due to the aircraft impairment and SVSO charges ($62 million of the aircraft impairment charge and $7 million of the SVSO charge impacted the International Package segment). International operating profits were favorably impacted by the volume and revenue per piece growth described previously. The change in operating profit was also positively affected by $23 million due to favorable exchange rates, net of hedging activity.

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $72 million, or 3.8%, for the quarter. Forwarding and logistics revenue increased $47 million, or 3.5%, primarily due to growth in international air freight, mail services and post sales logistics services. Revenue growth in this business was affected by overall market growth and lower customer turnover rates, but was negatively impacted by certain revenue management initiatives begun last year to reduce less profitable accounts. Forwarding and logistics revenue increased $32 million due to favorable exchange rates.

UPS Freight increased revenue $11 million, or 2.3%, for the quarter, as a result of improved yields and a slight increase in average daily shipment volume. Average LTL shipments per day increased 0.5% during the quarter, reflecting the weak LTL market in the United States in 2007 as compared with 2006. However, LTL revenue per hundredweight increased 5.1%, due to an increase in base rates in 2007, a focus on higher-yielding customer segments, and an increase in fuel surcharge revenue as a result of higher diesel prices.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 17.3% during the quarter. This revenue growth was primarily due to increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

Operating profit for the Supply Chain & Freight segment increased by $71 million for the quarter, primarily due to improved results in the forwarding and logistics business. The improved operating results in this business resulted from cost controls, a focus on asset utilization, and revenue management initiatives. Cost improvements were realized as a result of the restructuring program began last year, which included a reduction of non-operating staff of approximately 1,400 people. Additionally, margin improvements are being realized by focusing on capacity utilization in the air freight business, through better utilizing space available on our own aircraft. Finally, revenue management initiatives put into place last year are producing better returns through reducing less profitable accounts, and ensuring that new accounts meet specific criteria that allow us to better utilize our existing transportation assets.

Operating profit was lower at UPS Freight during the quarter, largely as a result of the slowing LTL market in the United States. Operating profit for this segment was also negatively impacted by $8 million due to the SVSO charge, as discussed further in the “Operating Expenses” section below. Currency fluctuations did not affect operating profit during the quarter.

Operating Expenses

Consolidated operating expenses increased by $582 million, or 5.8%, for the quarter. The change in consolidated operating expenses was increased by $96 million due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits expense increased by $322 million, or 5.3%, and was impacted by several items, including the SVSO charge, increased stock-based compensation, and higher expense for employee pension and welfare programs. These increases were somewhat offset by lower workers compensation expense, which continues to trend favorably as a result of decreased accident frequencies, improved oversight and management of claims, improved trends in health care costs, and favorable state legislative reforms.

In December 2006, we offered the SVSO to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program.

Stock-based compensation expense increased $27 million, or 39.7%, in the first quarter, primarily due to 2006 awards of stock options, restricted performance units, and restricted stock units that are reflected in expense in the first quarter of 2007, but not the first quarter of 2006, due to the timing of the award grants. Pension and healthcare expense increased during the quarter, largely due to higher expense associated with plans covering union employees, but was somewhat offset by lower expense for the UPS-sponsored pension benefits (See Note 6 to the consolidated financial statements).

The 5.9% increase in repairs and maintenance was largely due to higher maintenance expense on aircraft. The 0.7% decrease in depreciation and amortization was influenced by several factors, including lower depreciation expense on aircraft and amortization expense on capitalized software, partially offset by increased depreciation expense on vehicles. The 4.0% increase in purchased transportation was influenced by volume growth in our International Package business and currency fluctuations, but was partially offset with cost reductions at our freight forwarding business. The 6.6% increase in fuel expense for the quarter was impacted by higher prices for diesel and unleaded gasoline as well as higher usage, but was partially mitigated with hedging gains. Other occupancy expense was flat compared with the prior year, as higher rent and certain weather-related expenses were offset by lower utilities cost. The increase in other expenses was due to an aircraft impairment charge, discussed further below, but partially offset by lower package claims expense, advertising costs, professional fees, and other expenses.

As noted in our 2006 Form 10-K, we began a review process of our existing aircraft fleet types in the first quarter of 2007, to ensure that we maintain the optimum mix of aircraft to service our international and domestic package businesses. This review was initiated as a result of business changes that occured in the first quarter, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as recent changes to our aircraft orders and planned delivery dates. The review was completed in March 2007 and based on the results of our evaluation, we have accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and have recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts.

Investment Income and Interest Expense

The decrease in investment income of $9 million during the first quarter of 2007 compared with the same period in 2006 was primarily due to a lower average balance of interest-earning investments and increased equity-method losses on investment partnerships. These were slightly offset by a higher average yield earned on investments due to changes in market interest rates.

The $1 million increase in interest expense during the quarter was due to higher average interest rates on variable rate debt and interest rate swaps and higher average debt balances. This was largely offset, however, by higher capitalized interest related to various construction projects.

Net Income and Earnings Per Share

Net income for the first quarter of 2007 was $843 million, a 13.5% decrease from the $975 million achieved in the first quarter of 2006, resulting in a 12.4% decrease in diluted earnings per share to $0.78 in 2007 from $0.89 in 2006. This decrease in net income and earnings per share were impacted by the aircraft impairment charge and SVSO charge recorded in the first quarter, the combination of which reduced net income by $184 million and diluted earnings per share by $0.18. Net income was positively impacted by the growth in our International Package business and our Supply Chain & Freight segment.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased slightly to $2.493 billion in the first three months of 2007 from $2.528 billion during the same period of 2006. Operating cash flow is relatively high in the first quarter each year, largely due to the cash collection of accounts receivable generated during the fourth quarter peak shipping season. Operating cash flow in the first quarter also benefits from the lack of any current year U.S. federal tax payments being due, as the first two federal tax payments for 2007 are both paid in the second quarter.

In the first quarter of 2007, we paid approximately $35 million to employees who accepted the SVSO offer, and we expect to pay approximately $28 million in the first quarter of 2008 related to this program. As discussed in Note 6, we contributed $11 million to our company-sponsored pension plans and $18 million to our company-sponsored postretirement medical benefit plans in the first three months of 2007. We expect to contribute $519 million and $106 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively, primarily in the third quarter. As discussed in Note 9, we will pay $87 million in settlement of the Cornn v. UPS class action in the second quarter of 2007.

Changes in package volume and pricing affect operating cash flow. On January 1, 2007, a previously-announced rate increase and a change in the fuel surcharge took effect. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. We also increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). We increased our Ground Hundredweight rates by an average of 5.9%. Other pricing changes included a $0.10 increase in the residential surcharge, and a $0.75 increase in the charge for undeliverable packages after three delivery attempts. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, in January 2007 we modified the fuel surcharge on domestic and U.S.-origin international air services by reducing by 2% the index used to determine the fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $945 million in the first three months of 2007 from $978 million during the same period of 2006. Other investing activities reflected a cash inflow of $11 million in 2007 as compared with a $65 million outflow in 2006, largely due to the timing of settlements of derivative contracts used in our hedging programs, as well as the timing of aircraft purchase contract deposits.

We had capital expenditures of $668 million in the first three months of 2007, an increase over the $596 million in 2006. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth.

During the first quarter of 2007, we placed an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012. We anticipate using these 767-300ER aircraft primarily to support the growth in our International Package business, and to improve the efficiency and speed of our air network as we eventually replace aging aircraft.

In February 2007, we signed an agreement with Airbus to set out a timetable for deciding the status of our previous order for the freighter version of the Airbus A380-800. The agreement specifies changed delivery dates for the A380-800 and provides for possible termination of the original purchase agreement by either party later in 2007. In March 2007, we announced that we plan to cancel our order for the Airbus A380-800 freighter on the first date specified under this agreement.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased to $1.474 billion in the first three months of 2007 from $1.797 billion during the same period in 2006. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations. On February 8, 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amounts available under our July 2006 authorization. We repurchased a total of 8.9 million shares of Class A and Class B common stock for $642 million in the first three months of 2007, and 11.3 million shares for $860 million in the first three months of 2006 (share repurchases of $669 million in 2007 and $867 million in 2006 are reported on the cash flow statement, due to the timing of settlements). As of March 31, 2007, we had $1.605 billion of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.42 per share in 2007 from $0.38 per share in 2006, resulting in an increase in total cash dividends paid to $830 million from $763 million. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

We repaid debt, net of borrowings, of $13 and $207 million during the first quarter of 2007 and 2006, respectively. Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and principal payments on debt related to our investment in certain equity-method partnerships. Issuances of debt consisted primarily of commercial paper and borrowings under our UPS Notes program. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $836 million outstanding under these programs as of March 31, 2007, with an average interest rate of 5.21%. The entire balance outstanding has been classified as a current liability in our balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. There were no amounts outstanding under this program as of March 31, 2007.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 17, 2008 and the other on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of March 31, 2007.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $157 million issued under this shelf registration statement at March 31, 2007, all of which consists of issuances under our UPS Notes program.

In April 2007, we announced an offer to exchange any or all of our £500 million, 5.50% notes due 2031 for new Pound Sterling denominated fixed rate notes due 2050. The exchange offer is conditional upon valid acceptances being received from holders of existing notes representing at least £300 million in aggregate principal value. We anticipate the exchange offer will be completed during the second quarter of 2007, and that the exchange will not have a material effect on our financial condition, results of operations, or liquidity.

The nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2007 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of March 31, 2007.

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

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS has agreed in principle to settle this matter in full for a total payment of $87 million. On April 9, 2007, the court granted final approval of the settlement, and we will make the $87 million settlement payment in the second quarter of 2007.

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

As of December 31, 2006, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2008. In the third quarter of 2006, we began formal negotiations with the Teamsters on a new agreement. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows for voluntary measurement of financial assets and financial liabilities as well as certain other items at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings. The provisions of FAS 159 are effective for us on January 1, 2008, and we are currently evaluating the impact of adopting FAS 159 on our financial statements.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). The impact of this Interpretation is discussed in Note 14.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Liquidity and Capital Resources”, and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict. The words “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. Some of the factors that could cause our actual results to differ materially from the expected results are described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2007	December 31, 2006
Energy Derivatives	$11	$10
Currency Derivatives	14	30
Interest Rate Derivatives	(70)	(79)

	$(45)	$(39)

Our market risks, hedging strategies, and financial instrument positions at March 31, 2007 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis” on pages 34-36 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

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

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the first quarter of 2007 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2007	3.1	$73.47	3.0	$717
February 1 – February 28, 2007	3.7	72.68	3.6	1,768
March 1 – March 31, 2007	2.4	70.08	2.3	1,605

Total January 1 – March 31, 2007	9.2	$72.27	8.9	$1,605

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

On February 8, 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amount available under our July 2006 share repurchase authorization. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Termination of a Material Definitive Agreement

As of April 19, 2007, in connection with our entry into the new credit facilities described below, we terminated the $1.0 billion 364-day revolving credit facility, dated as of April 20, 2006, with the banks, financial institutions and other institutional lenders signatory thereto, and Citibank, N.A as administrative agent, and the $1.0 billion five-year revolving credit facility, dated as of April 21, 2005, with the banks, financial institutions and other lenders signatory thereto and Citibank, N.A. as administrative agent. The prior credit facilities would have expired on April 19, 2007 and April 21, 2010, respectively.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

The 364-Day Facility

On April 19, 2007, we entered into a new $1.0 billion 364-Day revolving credit facility (the “364-Day Facility”) with a syndicate of banks, financial institutions and other institutional lenders, including Citibank, N.A. as administrative agent (“Citibank” or the “Agent”). The material terms and conditions of the 364-Day Facility are as set forth below.

Generally, amounts outstanding under the 364-Day Facility bear interest at a “base rate” or a “Eurocurrency rate.” Base rate advances are denominated in U.S. Dollars, and amounts outstanding bear interest at a fluctuating rate equal to Citibank’s base rate. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at fixed rates for selected interest periods (having durations of one, two, three or six months or, in certain cases where no lender objects, nine or twelve months) equal to LIBOR for the applicable currencies and interest periods plus a margin equal to 0.130%. Interest on base rate advances is paid quarterly in arrears, and interest on Eurocurrency rate advances is paid in arrears at the end of each interest period and, if the interest period is longer than three months, every three months from the first day of the interest period.

The 364-Day Facility will mature and all amounts outstanding thereunder will be due and payable on April 17, 2008, provided, however, that we may request renewal of the facility for an additional 364-day period or convert all amounts outstanding thereunder into a three-year term loan which would mature on April 17, 2011. Should we exercise our option to convert advances under the 364-Day Facility into such a term loan, base rate advances would continue to bear interest at the same rate discussed above. Eurocurrency rate advances would also continue to bear interest at fixed rates for selected interest periods equal to LIBOR for the applicable currencies and interest periods, however, the margin would increase to 0.250%.

We may also request the Agent to solicit competitive bids from the lenders under the 364-Day Facility for advances with requested maturities of at least seven days. Each of such lenders may bid at its discretion. We may accept one or more of such bids, provided that the aggregate outstanding advances on the date of, and after giving effect to, the competitive bid advance does not exceed the aggregate commitments of all lenders under the 364-Day Facility. Each such competitive bid advance must be at least $25 million and may be increased in multiples of $1.0 million. While any such competitive bid borrowing is outstanding, it will be deemed a usage of the 364-Day Facility with regard to availability thereunder.

We are required to pay certain fees in connection with the 364-Day Facility. For example, we must pay an annual facility fee quarterly in arrears equal to 0.02% of the aggregate $1.0 billion commitment of the lenders under the 364-Day Facility. Generally, however, we may reduce the aggregate commitment of such lenders by terminating any unused amounts under the 364-Day Facility on three days notice. Such reductions must be at least $25 million and are subject to certain restrictions. We may also be required to pay certain fees to the Agent, as we and the Agent may agree on from time-to-time, such as in connection with a competitive bid advance.

The 364-Day Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. The 364-Day Facility also generally restricts us from incurring any secured indebtedness without making provision for indebtedness under the 364-Day Facility to be secured equally and ratably with such secured indebtedness, and from entering into certain sale-leaseback transactions. The 364-Day Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

We plan to use the proceeds from the 364-Day Facility for general corporate purposes, including commercial paper backstop.

The Five-Year Facility

On April 19, 2007, we entered into a new $1.0 billion Five Year revolving credit facility (the “Five-Year Facility”) with a syndicate of banks, financial institutions and other institutional lenders, including Citibank, N.A. as administrative agent (“Citibank” or the “Agent”). The material terms and conditions of the Five-Year Facility are as set forth below.

Generally, amounts outstanding under the Five-Year Facility bear interest at a “base rate” or a “Eurocurrency rate”. Base rate advances are denominated in U.S. Dollars, and amounts outstanding bear interest at a fluctuating rate equal to Citibank’s base rate. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at fixed rates for selected interest periods (having durations of one, two, three or six months or, in certain cases where no lender objects, nine or twelve months) equal to LIBOR for the applicable currencies and interest periods plus the applicable margins. The applicable margins are based on our debt rating from both Standard & Poor’s and Moody’s, with such margins ranging from 0.11% to 0.19%. Interest on base rate advances are payable quarterly in arrears, and interest on Eurocurrency rate advances is paid in arrears at the end of each interest period and, if the interest period is longer than three months, every three months from the first day of the interest period. The Five-Year Facility will mature and all amounts outstanding thereunder will be due and payable on April 19, 2012. We may request competitive bid advances under the Five-Year Facility on substantially the same terms as those discussed above regarding the 364-Day Facility.

We are required to pay certain fees in connection with the Five-Year Facility. For example, we must pay an annual facility fee that is determined by reference to our debt rating from both Standard & Poor’s and Moody’s. This facility fee ranges from 0.04% to 0.06% of the aggregate $1.0 billion commitment of the lenders under the Five-Year Facility and is payable quarterly in arrears. Generally, however, we may reduce the aggregate commitment of such lenders on substantially the same terms as those discussed above regarding the 364-Day Facility. We may also be required to pay certain fees to the Agent, as we and the Agent may agree on from time-to-time, such as in connection with a competitive bid advance.

The Five-Year Facility contains covenants, restrictions and events of default substantially similar to those discussed above with regard to the 364-Day Facility.

We plan to use the proceeds from the Five-Year Facility for general corporate purposes, including commercial paper backstop.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

†10.1	—	Credit Agreement (364-Day Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

†10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.3	—	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 7, 2007).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 15 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: May 10, 2007	BY:	/S/ D. SCOTT DAVIS
D. Scott Davis
Vice Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)