Form 10-Q
period 2007-06-30
UNITED PARCEL SERVICE INC
filed 2007-08-08
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

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

There were 367,802,250 Class A shares, and 681,986,332 Class B shares, with a par value of $0.01 per share, outstanding at August 3, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2007 (unaudited) and December 31, 2006

(In millions)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$856	$794
Marketable securities and short-term investments	1,265	1,189
Accounts receivable, net	5,544	5,794
Finance receivables, net	423	426
Deferred income tax assets	533	414
Other current assets	841	760

Total Current Assets	9,462	9,377
Property, Plant and Equipment, Net	16,987	16,779
Pension and Postretirement Benefit Assets	2,028	2,044
Goodwill	2,553	2,533
Intangible Assets, Net	672	688
Long-Term Finance Receivables, Net	431	374
Other Non-Current Assets	1,380	1,415

	$33,513	$33,210

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,487	$983
Accounts payable	1,664	1,841
Accrued wages and withholdings	1,614	1,303
Dividends payable	—	400
Self-insurance reserves	812	682
Income taxes payable	108	101
Other current liabilities	1,525	1,409

Total Current Liabilities	7,210	6,719
Long-Term Debt	3,101	3,133
Pension and Postretirement Benefit Obligations	2,840	2,748
Deferred Income Tax Liabilities	2,568	2,529
Self-Insurance Reserves	1,605	1,604
Other Non-Current Liabilities	945	995

Shareowners’ Equity:
Class A common stock (376 and 401 shares issued in 2007 and 2006)	4	4
Class B common stock (678 and 672 shares issued in 2007 and 2006)	7	7
Additional paid-in capital	—	—
Retained earnings	17,431	17,676
Accumulated other comprehensive loss	(2,198)	(2,205)
Deferred compensation obligations	136	147

	15,380	15,629
Less: Treasury stock (2 and 3 shares in 2007 and 2006)	(136)	(147)

Total Shareowners’ Equity	15,244	15,482

Total Liabilities and Shareowners’ Equity	$33,513	$33,210

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$12,189	$11,736	$24,095	$23,257
Operating Expenses:
Compensation and benefits	6,327	5,990	12,668	12,009
Repairs and maintenance	301	290	607	579
Depreciation and amortization	431	436	867	875
Purchased transportation	1,385	1,368	2,715	2,647
Fuel	697	668	1,313	1,246
Other occupancy	215	222	467	474
Other expenses	1,068	1,067	2,335	2,177

	10,424	10,041	20,972	20,007

Operating Profit	1,765	1,695	3,123	3,250

Other Income and (Expense):
Investment income	28	23	42	46
Interest expense	(61)	(54)	(110)	(102)

	(33)	(31)	(68)	(56)

Income Before Income Taxes	1,732	1,664	3,055	3,194
Income Taxes	628	603	1,108	1,158

Net Income	$1,104	$1,061	$1,947	$2,036

Basic Earnings Per Share	$1.04	$0.98	$1.83	$1.87

Diluted Earnings Per Share	$1.04	$0.97	$1.82	$1.86

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,104	$1,061	$1,947	$2,036
Change in foreign currency translation adjustment	21	43	52	70
Change in unrealized gain (loss) on marketable securities, net of tax	(11)	(9)	(7)	(10)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(59)	6	(98)	(12)
Change in unrecognized pension and postretirement benefit costs, net of tax	30	(2)	60	(2)

Comprehensive income	$1,085	$1,099	$1,954	$2,082

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$1,947	$2,036
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	867	875
Pension & postretirement benefit expense	256	282
Pension & postretirement benefit contributions	(60)	(80)
Self-insurance reserves	131	146
Deferred taxes, credits, and other	(199)	(151)
Stock compensation expense	213	156
Asset impairment and obsolescence charge	221	—
Other (gains) losses	46	59
Changes in assets and liabilities:
Accounts receivable, net	193	227
Other current assets	(44)	(22)
Accounts payable	(172)	36
Accrued wages and withholdings	303	296
Income taxes payable	(45)	(124)
Other current liabilities	80	244
Other operating activities	(141)	(16)

Net cash from operating activities	3,596	3,964

Cash Flows From Investing Activities:
Capital expenditures	(1,206)	(1,456)
Proceeds from disposals of property, plant and equipment	34	31
Purchases of marketable securities and short-term investments	(5,630)	(4,034)
Sales and maturities of marketable securities and short-term investments	5,554	3,781
Net decrease in finance receivables	24	10
Other investing activities	(99)	103

Net cash (used in) investing activities	(1,323)	(1,565)

Cash Flows From Financing Activities:
Net change in short-term debt	416	(352)
Proceeds from long-term borrowings	205	40
Repayments of long-term borrowings	(123)	(35)
Purchases of common stock	(1,522)	(1,421)
Issuances of common stock	75	89
Dividends	(1,266)	(1,168)

Net cash (used in) financing activities	(2,215)	(2,847)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	4	24

Net Increase (Decrease) In Cash And Cash Equivalents	62	(424)
Cash And Cash Equivalents:
Beginning of period	794	1,369

End of period	$856	$945

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2007, our results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the second quarter of 2007 and 2006, we granted stock option and restricted performance unit (“RPU”) awards to eligible employees under the UPS Long-Term Incentive Program. Except in the case of death, disability, or retirement, these stock option and RPU awards vest five years from the date of grant. The option awards expire ten years from the date of grant. In the second quarter of 2007, we granted 2.7 million stock options and 1.1 million RPUs at a grant price of $70.90. In the second quarter of 2006, we granted 2.4 million

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options and 1.0 million RPUs at a grant price of $80.88. The fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $16.85 and $21.05 for 2007 and 2006, respectively, using the following assumptions:

	2007	2006
Expected life (in years)	7.5	7.0
Risk-free interest rate	4.65%	5.13%
Expected volatility	19.15%	18.42%
Expected dividend yield	2.28%	1.80%

Awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized for the three months ended June 30, 2007 and 2006 was $118 and $88 million pre-tax, respectively, and for the six months ended June 30, 2007 and 2006 was $213 and $156 million pre-tax, respectively.

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

Note 4. Marketable Securities and Short-Term Investments

The following is a summary of marketable securities and short-term investments as of June 30, 2007 and December 31, 2006 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2007
U.S. government and agency securities	$92	$—	$1	$91
Mortgage and asset-backed securities	219	1	3	217
Corporate securities	108	1	1	108
State and local municipal securities	625	—	—	625
Other debt securities	2	—	—	2

Total debt securities	1,046	2	5	1,043
Common equity securities	2	—	—	2
Preferred equity securities	220	—	—	220

Current marketable securities and short-term investments	1,268	2	5	1,265

Non-current common equity securities	25	10	—	35

Total marketable securities and short-term investments	$1,293	$12	$5	$1,300

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2006
U.S. government and agency securities	$124	$—	$—	$124
Mortgage and asset-backed securities	234	1	2	233
Corporate securities	79	—	1	78
State and local municipal securities	582	—	—	582
Other debt securities	2	—	—	2

Total debt securities	1,021	1	3	1,019
Common equity securities	38	10	—	48
Preferred equity securities	122	—	—	122

Current marketable securities and short-term investments	1,181	11	3	1,189

Non-current common equity securities	24	8	—	32

Total marketable securities and short-term investments	$1,205	$19	$3	$1,221

The amortized cost and estimated fair value of marketable securities and short-term investments at June 30, 2007, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$19	$19
Due after one year through three years	130	130
Due after three years through five years	21	21
Due after five years	876	873

	1,046	1,043
Equity securities	247	257

	$1,293	$1,300

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Property, Plant and Equipment

Property plant and equipment as of June 30, 2007 and December 31, 2006 consists of the following (in millions):

	2007	2006
Vehicles	$5,045	$4,970
Aircraft (including aircraft under capitalized leases)	13,393	13,162
Land	1,031	1,026
Buildings	2,712	2,667
Leasehold improvements	2,526	2,496
Plant equipment	5,334	5,230
Technology equipment	1,711	1,673
Equipment under operating lease	133	142
Construction-in-progress	1,000	715

	32,885	32,081
Less: Accumulated depreciation and amortization	(15,898)	(15,302)

	$16,987	$16,779

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Net Periodic Cost:
Service cost	$130	$118	$26	$26	$7	$6
Interest cost	208	181	46	42	7	7
Expected return on assets	(326)	(279)	(12)	(10)	(7)	(6)
Amortization of:
Transition obligation	1	—	—	—	—	—
Prior service cost	15	9	(2)	(2)	—	—
Actuarial (gain) loss	27	36	5	7	1	2
Settlements, curtailments, and other	—	1	—	—	—	—

Net periodic benefit cost	$55	$66	$63	$63	$8	$9

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Net Periodic Cost:
Service cost	$260	$235	$51	$51	$14	$12
Interest cost	417	362	91	85	14	13
Expected return on assets	(651)	(552)	(23)	(21)	(14)	(11)
Amortization of:
Transition obligation	2	1	—	—	—	—
Prior service cost	29	18	(4)	(4)	—	—
Actuarial (gain) loss	54	73	11	14	2	4
Settlements, curtailments, and other	—	1	3	—	—	1

Net periodic benefit cost	$111	$138	$129	$125	$16	$19

During the first six months of 2007, we contributed $22 and $38 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $508 and $86 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Goodwill and Intangible Assets

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2007 and December 31, 2006 (in millions):

	December 31, 2006	Acquired	Purchase Price Adjustments	Currency/ Other	June 30, 2007
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	290	—	—	7	297
Supply Chain & Freight	2,243	2	—	11	2,256

	$2,533	$2	$—	$18	$2,553

The following is a summary of intangible assets as of June 30, 2007 and December 31, 2006 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2007:
Trademarks, licenses, patents, and other	$76	$(45)	$31
Customer lists	160	(31)	129
Franchise rights	108	(32)	76
Capitalized software	1,632	(1,196)	436

Total Intangible Assets, Net	$1,976	$(1,304)	$672

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2006:
Trademarks, licenses, patents, and other	$80	$(37)	$43
Customer lists	159	(24)	135
Franchise rights	108	(29)	79
Capitalized software	1,576	(1,145)	431

Total Intangible Assets, Net	$1,923	$(1,235)	$688

Note 8. Debt and Commitments

Debt and capital lease obligations as of June 30, 2007 and December 31, 2006 consist of the following (in millions):

	2007	2006
8.38% debentures, due April 2020	$427	$446
8.38% debentures, due April 2030	267	285
Commercial paper	1,388	791
Floating rate senior notes	441	441
Capital lease obligations	197	230
Facility notes and bonds	436	437
UPS Notes	391	379
British Pound Sterling notes	996	979
Other debt	45	128

Total debt and capital lease obligations	4,588	4,116
Less current maturities	(1,487)	(983)

Long-term debt and capital lease obligations	$3,101	$3,133

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $1.388 billion outstanding under these programs as of June 30, 2007, with an average interest rate of 5.20%. The entire balance outstanding has been classified as a current liability on our balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. There were no amounts outstanding under this program as of June 30, 2007.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 17, 2008 and the other on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of June 30, 2007.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was $164 million issued under this shelf registration statement at June 30, 2007, all of which consists of issuances under our UPS Notes program.

In May 2007, we completed an exchange offer for our existing £500 million, 5.50% notes due 2031. Holders of £434 million of the notes accepted the exchange offer, and as a result, these notes were exchanged for new notes with a principal amount of £455 million, bearing interest at 5.13% and due in February 2050. The new

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points and accrued interest. The £66 million of existing notes that were not exchanged continue to bear interest at 5.50% and are due in 2031.

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

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS settled this matter in full for a total payment of $87 million in the second quarter of 2007. The settlement had no impact on our 2007 operating results as it was accrued for previously during the third quarter of 2006.

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek backpay, compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Company filed a Petition with the Third Circuit Court of Appeals to hear the appeal of the trial court’s recent certification order. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We were named as a defendant in four putative class action lawsuits filed in federal courts, alleging a conspiracy relating to certain surcharges by a number of air cargo carriers. We were not named as a defendant in at least eighty-six related cases that make similar allegations. These cases have been consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York. UPS was not included as a defendant in the amended consolidated complaint on which the Multi-District Litigation is proceeding. We were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice in July 2006; however, UPS was dismissed from that action in June 2007.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies that could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any such additional future contributions would have a material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

In connection with our negotiations with the Teamsters on a new agreement, we are in negotiations with the Central States, Southeast and Southwest Areas Pension Fund (the “Fund”) concerning our withdrawal from the Fund. Our analysis of whether to withdraw and our agreement, if any, to do so will consider the appropriate balance of the costs of withdrawal, which are determined by statute and the terms of the Fund, and the resulting long-term economic benefits, reduced risks and impact on our people. If we withdraw from the Fund, it is likely the cost of withdrawal will have a material adverse effect on our financial condition, results of operations and liquidity for the period in which the event is recorded.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Shareowners’ Equity

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2007, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of June 30, 2007, no preferred shares had been issued.

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the six months ended June 30, 2007 and 2006 (in millions, except per share amounts):

	2007		2006
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	401	$4	454	$5
Common stock purchases	(10)	—	(10)	—
Stock award plans	1	—	1	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(17)	—	(22)	(1)

Class A shares issued at end of period	376	$4	424	$4

Class B Common Stock
Balance at beginning of period	672	$7	646	$6
Common stock purchases	(11)	—	(8)	—
Conversions of Class A to Class B common stock	17	—	22	1

Class B shares issued at end of period	678	$7	660	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		222		181
Common stock purchases		(312)		(270)
Common stock issuances		90		89

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$17,676		$17,037
Adoption of FIN 48		(104)		—
Net income		1,947		2,036
Dividends ($0.84 and $0.76 per share)		(894)		(829)
Common stock purchases		(1,194)		(1,122)

Balance at end of period		$17,431		$17,122

We repurchased a total of 21.0 million shares of Class A and Class B common stock for $1.506 billion for the six months ended June 30, 2007, and 17.8 million shares for $1.392 billion for the six months ended June 30, 2006. On February 8, 2007, the Board of Directors approved an increase in our share repurchase authorization to

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.0 billion, which replaced the remaining amount available under our July 2006 share repurchase authorization. As of June 30, 2007, we had $741 million of our share repurchase authorization remaining.

The adoption of FIN 48 is discussed further in Note 14.

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2007 and 2006 is as follows (in millions):

	2007	2006
Foreign currency translation adjustment:
Balance at beginning of period	$(109)	$(163)
Aggregate adjustment for the period	52	70

Balance at end of period	(57)	(93)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	12	11
Current period changes in fair value (net of tax effect of $0 and $(8))	—	(14)
Reclassification to earnings (net of tax effect of $(4) and $3)	(7)	4

Balance at end of period	5	1

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	68	83
Current period changes in fair value (net of tax effect of $(40) and $14)	(67)	24
Reclassification to earnings (net of tax effect of $(19) and $(22))	(31)	(36)

Balance at end of period	(30)	71

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,176)	(95)
Reclassification to earnings (net of tax effect of $34 and $(1))	60	(2)

Balance at end of period	(2,116)	(97)

Accumulated other comprehensive income (loss) at end of period	$(2,198)	$(118)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the six months ended June 30, 2007 and 2006 is as follows (in millions):

	2007		2006
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$147		$161
Reinvested dividends		3		3
Option exercise deferrals		—		—
Benefit payments		(14)		(18)

Balance at end of period		$136		$146

Treasury Stock
Balance at beginning of period	(3)	$(147)	(3)	$(161)
Reinvested dividends	—	(3)	—	(3)
Option exercise deferrals	—	—	—	—
Benefit payments	1	14	1	18

Balance at end of period	(2)	$(136)	(2)	$(146)

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

Segment information for the three and six months ended June, 30, 2007 and 2006 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
U.S. Domestic Package	$7,579	$7,462	$15,131	$14,925
International Package	2,500	2,233	4,885	4,394
Supply Chain & Freight	2,110	2,041	4,079	3,938

Consolidated	$12,189	$11,736	$24,095	$23,257

Operating Profit:
U.S. Domestic Package	$1,192	$1,234	$2,133	$2,419
International Package	475	414	846	809
Supply Chain & Freight	98	47	144	22

Consolidated	$1,765	$1,695	$3,123	$3,250

Note 12. Aircraft Impairment and Obsolescence Charge

As noted in our 2006 Form 10-K, we began a review process of our aircraft fleet types in the first quarter of 2007, to ensure that we maintain the optimum mix of aircraft types to service our international and domestic package businesses. This review was initiated as a result of business changes that occurred in the first quarter, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as recent changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we have accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolesence charge of $221 million for the aircraft and related engines and parts in the first quarter of 2007. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. UPS Special Voluntary Separation Opportunity Charge

In December 2006, we offered a special voluntary separation opportunity (“SVSO”) to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program. The cash payout in the first quarter of 2007 totaled $35 million, and we expect to pay $28 million in the first quarter of 2008 related to this program. The $68 million charge is included in the caption “Compensation and benefits” in the Statement of Consolidated Income, of which $53 million impacted our U.S. Domestic Package segment, $8 million impacted our Supply Chain & Freight segment, and $7 million impacted our International Package segment.

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

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 1999, with the exception of an outstanding refund claim related to the disposition of a subsidiary in France. We are actively pursuing this matter in litigation with the Department of Justice and, although the outcome is uncertain, we expect to prevail. The IRS is in the final stages of issuing its report to conclude its audit of the tax years 1999 through 2002, and recently began the audit of the tax years 2003 through 2004. We anticipate that the IRS will conclude its audit of the 2003 and 2004 tax years in 2008. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state and local matters are subject to ongoing litigation.

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

As of June 30, 2007, there were no material changes to the adoption date disclosures made above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,104	$1,061	$1,947	$2,036

Denominator:
Weighted average shares	1,058	1,084	1,062	1,088
Deferred compensation obligations	2	3	3	3

Denominator for basic earnings per share	1,060	1,087	1,065	1,091

Effect of dilutive securities:
Restricted performance units	2	1	2	1
Restricted stock units	2	1	1	1
Stock option plans	2	3	2	3

Denominator for diluted earnings per share	1,066	1,092	1,070	1,096

Basic earnings per share	$1.04	$0.98	$1.83	$1.87

Diluted earnings per share	$1.04	$0.97	$1.82	$1.86

Diluted earnings per share for the three months ended June 30, 2007 and 2006 exclude the effect of 8.8 and 5.0 million shares of common stock (8.1 and 5.1 million for the six months ended June 30, 2007 and 2006), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

Note 16. Subsequent Event

In July 2007, we formally cancelled our previous order for ten Airbus A380-800 freighter aircraft, pursuant to the provisions of an agreement signed with Airbus in February 2007. As a result of our cancellation of the Airbus A380-800 order, we received cash in July 2007 representing the return of amounts previously paid to Airbus as purchase contract deposits and accrued interest on those balances. Additionally, we received a credit memorandum to be used by UPS for the purchase of parts and services from Airbus. The cancellation of the Airbus order did not have a material impact on our financial condition, results of operations, or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2007	2006	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,684	$1,687	$(3)	(0.2)%
Deferred	792	822	(30)	(3.6)
Ground	5,103	4,953	150	3.0

Total U.S. Domestic Package	7,579	7,462	117	1.6
International Package:
Domestic	517	473	44	9.3
Export	1,834	1,614	220	13.6
Cargo	149	146	3	2.1

Total International Package	2,500	2,233	267	12.0
Supply Chain & Freight:
Forwarding and Logistics	1,465	1,444	21	1.5
Freight	549	510	39	7.6
Other	96	87	9	10.3

Total Supply Chain & Freight	2,110	2,041	69	3.4

Consolidated	$12,189	$11,736	$453	3.9%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,260	1,240	20	1.6%
Deferred	899	936	(37)	(4.0)
Ground	11,071	11,074	(3)	0.0

Total U.S. Domestic Package	13,230	13,250	(20)	(0.2)
International Package:
Domestic	1,077	1,062	15	1.4
Export	724	656	68	10.4

Total International Package	1,801	1,718	83	4.8

Consolidated	15,031	14,968	63	0.4%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$20.88	$21.26	$(0.38)	(1.8)%
Deferred	13.77	13.72	0.05	0.4
Ground	7.20	6.99	0.21	3.0
Total U.S. Domestic Package	8.95	8.80	0.15	1.7
International Package:
Domestic	7.50	6.96	0.54	7.8
Export	39.58	38.44	1.14	3.0
Total International Package	20.40	18.98	1.42	7.5
Consolidated	$10.32	$9.97	$0.35	3.5%

	Six Months Ended June 30,		Change
	2007	2006	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$3,337	$3,371	$(34)	(1.0)%
Deferred	1,594	1,653	(59)	(3.6)
Ground	10,200	9,901	299	3.0

Total U.S. Domestic Package	15,131	14,925	206	1.4
International Package:
Domestic	1,028	939	89	9.5
Export	3,581	3,175	406	12.8
Cargo	276	280	(4)	(1.4)

Total International Package	4,885	4,394	491	11.2
Supply Chain & Freight:
Forwarding and Logistics	2,851	2,783	68	2.4
Freight	1,037	987	50	5.1
Other	191	168	23	13.7

Total Supply Chain & Freight	4,079	3,938	141	3.6

Consolidated	$24,095	$23,257	$838	3.6%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,253	1,247	6	0.5%
Deferred	918	944	(26)	(2.8)
Ground	11,089	11,093	(4)	(0.0)

Total U.S. Domestic Package	13,260	13,284	(24)	(0.2)
International Package:
Domestic	1,095	1,076	19	1.8
Export	723	656	67	10.2

Total International Package	1,818	1,732	86	5.0

Consolidated	15,078	15,016	62	0.4%

Operating days in period	128	128

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$20.81	$21.12	$(0.31)	(1.5)%
Deferred	13.57	13.68	(0.11)	(0.8)
Ground	7.19	6.97	0.22	3.2
Total U.S. Domestic Package	8.91	8.78	0.13	1.5
International Package:
Domestic	7.33	6.82	0.51	7.5
Export	38.70	37.81	0.89	2.4
Total International Package	19.81	18.56	1.25	6.7
Consolidated	$10.23	$9.91	$0.32	3.2%

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2007	2006	$ /#	%
LTL revenue (in millions)	$526	$476	$50	10.5%
LTL revenue per LTL hundredweight	$17.49	$16.11	$1.38	8.6
LTL shipments (in thousands)	2,724	2,433	291	12.0
LTL shipments per day (in thousands)	42.6	38.0	4.6	12.0
LTL gross weight hauled (in millions of pounds)	3,008	2,957	51	1.7
LTL weight per shipment (in pounds)	1,104	1,215	(111)	(9.1)%
Operating days in period	64	64

	Six Months Ended June 30,		Change
	2007	2006	$ /#	%
LTL revenue (in millions)	$992	$924	$68	7.4%
LTL revenue per LTL hundredweight	$16.86	$15.76	$1.10	7.0
LTL shipments (in thousands)	5,226	4,923	303	6.2
LTL shipments per day (in thousands)	40.8	38.5	2.3	6.2
LTL gross weight hauled (in millions of pounds)	5,881	5,861	20	0.3
LTL weight per shipment (in pounds)	1,125	1,191	(66)	(5.5)%
Operating days in period	128	128

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended June 30,		Change
	2007	2006	$	%
Reporting Segment
U.S. Domestic Package	$1,192	$1,234	$(42)	(3.4)%
International Package	475	414	61	14.7
Supply Chain & Freight	98	47	51	108.5

Consolidated Operating Profit	$1,765	$1,695	$70	4.1%

	Three Months Ended June 30,
	2007	2006
Reporting Segment
U.S. Domestic Package	15.7%	16.5%
International Package	19.0%	18.5%
Supply Chain & Freight	4.6%	2.3%
Consolidated Operating Margin	14.5%	14.4%

	Six Months Ended June 30,		Change
	2007	2006	$	%
Reporting Segment
U.S. Domestic Package	$2,133	$2,419	$(286)	(11.8)%
International Package	846	809	37	4.6
Supply Chain & Freight	144	22	122	554.5

Consolidated Operating Profit	$3,123	$3,250	$(127)	(3.9)%

	Six Months Ended June 30,
	2007	2006
Reporting Segment
U.S. Domestic Package	14.1%	16.2%
International Package	17.3%	18.4%
Supply Chain & Freight	3.5%	0.6%
Consolidated Operating Margin	13.0%	14.0%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $117 million, or 1.6%, for the quarter ($206 million or 1.4% year-to-date), largely due to a 1.7% improvement in revenue per piece, offset by a 0.2% decrease in average daily package volume.

Next Day Air volume increased 1.6% for the quarter (0.5% year-to-date), while ground volume was flat during the quarter and year-to-date, as a result of the slowing U.S. economy and weak small package market in 2007. Recent trends in U.S. industrial production and business-to-consumer shipments in the first half of 2007 have not been favorable to the overall small package market, which places pressure on our domestic package volume. Deferred air volume declined 4.0% (2.8% year-to-date), and was also affected by the slowing economy and weak small package market.

The increase in overall revenue per piece of 1.7% (1.5% year-to-date) resulted primarily from a rate increase that took effect during the quarter, but was negatively impacted by lower fuel surcharge revenue and an unfavorable shift in product mix. Next Day Air revenue per piece declined 1.8% while Deferred revenue per piece only increased 0.4%, and were both negatively impacted by the lower fuel surcharge rate (discussed further below). Ground revenue per piece increased 3.0% (3.2% year-to-date), mainly due to the rate increase, as well as a slightly higher fuel surcharge rate due to increased diesel fuel prices in 2007 compared with the first half of 2006. Overall product mix reduced revenue per piece, as our deferred air products suffered volume declines while our ground volume remained relatively flat.

Consistent with the practice in previous years, a rate increase took effect on January 1, 2007. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. Other pricing changes included a $0.10 increase in the residential surcharge, and a $0.75 increase in the charge for undeliverable packages after three delivery attempts.

In January 2007, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 11.49% in the second quarter of 2007 (10.48% year-to-date 2007), a decline from the 13.70% in the second quarter of 2006 (13.10% year-to-date 2006), primarily due to the 2% reduction in the index, and also impacted by slightly lower jet fuel prices. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products increased to 4.00% in the second quarter of 2007 (3.83% year-to-date 2007) from 3.84% in the second quarter of 2006 (3.67% year-to-date 2006), due to higher diesel fuel prices. As a result of the air index rate reduction and fuel market price movements, total domestic fuel surcharge revenue decreased by $34 million in the second quarter (decreased $83 million year-to-date).

U.S. domestic package operating profit decreased $42 million, or 3.4%, for the quarter primarily due to low revenue growth. On a year-to-date basis, operating profit decreased $286 million, or 11.8%, primarily due to low revenue growth combined with an aircraft impairment charge and a special voluntary separation opportunity (“SVSO”) charge recorded in the first quarter. The aircraft impairment and SVSO charges, which are discussed further in the “Operating Expenses” section, reduced first quarter and year-to-date domestic operating profit by $159 million and $53 million, respectively.

International Package Operations

International Package revenue improved $267 million, or 12.0% for the quarter ($491 million or 11.2% year-to-date), driven by a 10.4% volume increase for our export products (10.2% year-to-date) and a 7.5% increase in total revenue per piece (6.7% year-to-date). The growth in revenue per piece was largely due to rate increases and the impact of currency exchange rates, but was negatively impacted by decreased fuel surcharge revenue.

Export volume increased throughout the world. Asian export volume grew 25% during the quarter, with strong growth in key markets, especially China. Asian export volume continues to benefit from our geographic service expansion, as well as strong economic growth. To continue this expansion, we are constructing a package and freight air hub in Shanghai, China that is expected to open in 2008. This hub will link Shanghai to our international air network, with direct service to Europe, Asia, and the Americas.

European export volume increased 11%, largely due to continued growth in the transborder business and improved economic and industrial output in the European Union. U.S. export volume increased at a slower pace. Non-U.S. domestic volume increased 1.4%, and was impacted by solid growth in Canada and the major European countries.

Export revenue per piece increased 3.0% for the quarter (2.4% year-to-date), largely due to rate increases and favorable exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products, and a reduction in fuel surcharge revenue. Domestic revenue per piece increased 7.8% for the quarter (7.5% year-to-date), and was affected by rate increases and favorable exchange rates. Total average revenue per piece increased 2.8% on a currency-adjusted basis (2.2% year-to-date), and the overall change in segment revenue was positively affected by $96 million during the quarter due to currency fluctuations, net of hedging activity ($183 million year-to-date).

In January 2007, we increased rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

Also in January 2007, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions. Total international fuel surcharge revenue decreased by $6 million in the second quarter ($15 million year-to-date), due to the reduction in the fuel surcharge index and slightly lower jet fuel prices, but partially offset by increased volume.

International Package operating profit increased $61 million, or 14.7%, for the quarter ($37 million, or 4.6% year-to-date) primarily due to the volume and revenue improvements described above. Year-to-date operating profit was adversely affected by the first quarter 2007 aircraft impairment and SVSO charges ($62 million of the aircraft impairment charge and $7 million of the SVSO charge impacted the International Package segment). The change in operating profit was also positively affected by $36 million in the quarter due to favorable currency exchange rates, net of hedging activity ($59 million year-to-date).

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $69 million, or 3.4%, for the quarter ($141 million, or 3.6%, year-to-date). Forwarding and logistics revenue increased $21 million, or 1.5%, for the quarter ($68 million, or 2.4%, year-to-date) largely due to favorable exchange rate movements, but partially offset by certain revenue management initiatives begun last year to reduce less profitable accounts. Favorable exchange rate movements positively affected the growth in revenue by $45 million during the quarter ($77 million year-to-date). This business experienced growth in air freight, mail services and post sales logistics services, which were impacted by overall market growth and lower customer turnover rates.

UPS Freight increased revenue $39 million, or 7.6%, for the quarter, ($50 million, or 5.1%, year-to-date) as a result of improved yields and a strong increase in average daily shipment volume. Average LTL shipments per day increased 12.0% during the quarter (6.2% year-to-date), driven by new customer wins and leveraging our existing customer base for new sales opportunities. This growth was negatively affected by the weak LTL market in the United States in 2007 as compared with 2006. LTL revenue per hundredweight increased 8.6% for the quarter (7.0% year-to-date), due to an increase in base rates in 2007, a focus on higher-yielding customer segments, and an increase in fuel surcharge revenue as a result of higher diesel prices.

The other businesses within Supply Chain & Freight, which include our retail franchising business, our financial business, and our U.S. domestic cargo operations, increased revenue by 10.3% during the quarter (13.7% year-to-date). This revenue growth was primarily due to increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

Operating profit for the Supply Chain & Freight segment more than doubled to $98 million for the quarter, primarily due to improved results in the forwarding and logistics business. The improved operating results in this business resulted from cost controls, a focus on asset utilization, and revenue management initiatives. Cost improvements were realized as a result of the restructuring program that began last year, which included a reduction of non-operating staff of approximately 1,400 people. Additionally, margin improvements are being realized by focusing on capacity utilization in the air freight business, through better utilizing space available on our own aircraft. Finally, revenue management initiatives put into place last year are producing better returns through reducing less profitable accounts, and ensuring that new accounts meet specific criteria that allow us to better utilize our existing transportation assets.

Operating profit increased $122 million on a year-to-date basis, largely due to the improvements in our forwarding and logistics business, but was negatively impacted by $8 million due to the SVSO charge, as discussed further in the “Operating Expenses” section below. Currency fluctuations positively affected the growth in operating profit by $4 million for both the second quarter and year-to-date 2007.

Operating Expenses

Consolidated operating expenses increased by $383 million, or 3.8%, for the quarter ($965 million, or 4.8%, year-to-date). Currency fluctuations in our International Package and Supply Chain & Freight segments resulted in consolidated operating expenses increasing by $101 million for the second quarter ($197 million year-to-date).

Compensation and benefits expense increased by $337 million, or 5.6%, for the quarter and was impacted by several items including higher wage rates in the union workforce, increased stock-based compensation, and higher expense for union pension and welfare programs. The compensation and benefits expense increase of $659 million, or 5.5%, year-to-date was additionally influenced by the SVSO charge incurred in the first quarter. These increases were somewhat offset by lower workers compensation expense, which continues to trend favorably as a result of decreased accident frequencies, improved oversight and management of claims, improved trends in health care costs, and favorable state legislative reforms.

In December 2006, we offered the SVSO to approximately 640 employees who worked in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program.

Stock-based compensation expense increased $30 million, or 34.1%, in the quarter ($57 million, or 36.5%, year-to-date) primarily due to 2007 awards of stock options and restricted performance units, as well as restricted stock units that are reflected in expense in the first two quarters of 2007, but not in the same periods of 2006, due to the timing of the award grants. Pension and healthcare expense increased during the quarter and year-to-date periods, largely due to higher expense associated with plans covering union employees, but was somewhat offset by lower expense for the UPS-sponsored pension benefits (See Note 6 to the consolidated financial statements).

The 3.8% quarterly increase in repairs and maintenance (4.8% year-to-date) was largely due to higher maintenance expense on aircraft. The 1.1% decrease in depreciation and amortization (0.9% year-to-date) was influenced by several factors, including lower depreciation expense on aircraft and amortization expense on capitalized software, partially offset by increased depreciation expense on vehicles. The 1.2% increase in purchased transportation (2.6% year-to-date) was impacted by volume growth in our International Package business and currency fluctuations, but was largely offset with cost reductions at our freight forwarding business. The 4.3% increase in fuel expense for the quarter (5.4% year-to-date) was primarily due to higher jet fuel and diesel usage, but was partially mitigated by somewhat lower fuel product prices and hedging gains. Other occupancy expense declined 3.2% for the quarter (1.5% year-to-date), and was affected by lower real estate taxes, with small changes in rent and utilities expense. The small 0.1% increase during the quarter in other expenses was aided by cost controls in several areas, while the 7.3% increase on a year-to-date basis was affected by an aircraft impairment charge, discussed further below.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2006, we began a review process of our existing aircraft fleet types in the first quarter of 2007, to ensure that we maintain the optimum mix of aircraft to service our international and domestic package businesses. This review was initiated as a result of business changes that occurred in the first quarter, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as recent changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we have accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and have recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts.

Investment Income and Interest Expense

The increase in investment income of $5 million during the quarter was primarily due to the realized gain on the disposition of an investment. On a year-to-date basis, investment income declined by $4 million, and was affected by a lower average balance of interest-earning investments and increased equity-method losses on investment partnerships.

The $7 million increase in interest expense during the quarter ($8 million year-to-date) was primarily due to higher average interest rates on variable rate debt and interest rate swaps and higher average debt balances (largely related to commercial paper balances). This was largely offset, however, by higher capitalized interest related to various construction projects, including aircraft purchases and our Worldport expansion.

Net Income and Earnings Per Share

Net income for the second quarter of 2007 was $1.104 billion, a 4.1% increase from the $1.061 billion achieved in the second quarter of 2006, resulting in a 7.2% increase in diluted earnings per share to $1.04 in 2007 from $0.97 in 2006. This increase in net income and earnings per share was attributable to the improved results in our International Package and Supply Chain & Freight segments. On a year-to-date basis, net income declined by $89 million, or 4.4%, to $1.947 billion, while diluted earnings per share declined 2.2% to $1.82, in 2007. This decrease in net income and earnings per share was impacted by the aircraft impairment charge and SVSO charge recorded in the first quarter of 2007, the combination of which reduced net income by $184 million and diluted earnings per share by $0.17 on a year-to-date basis.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $3.596 billion in the first six months of 2007 from $3.964 billion during the same period of 2006. The decrease in operating cash flow in 2007 was caused by several items, including the settlement of the Cornn class action lawsuit, certain payments due under our 2006 collective bargaining agreement with the Independent Pilots Association, the SVSO program, and the timing of cash collections and disbursements on receivables and payables.

In the first six months of 2007, we paid approximately $35 million to employees who accepted the SVSO offer, and we expect to pay approximately $28 million in the first quarter of 2008 related to this program. As discussed in Note 6, we contributed $22 million to our company-sponsored pension plans and $38 million to our company-sponsored postretirement medical benefit plans in the first six months of 2007. We expect to contribute $508 million and $86 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively, primarily in the third quarter.

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

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $1.323 billion in the first six months of 2007 from $1.565 billion during the same period of 2006. This decrease was primarily due to a reduction in capital expenditures to $1.206 billion in 2007 from $1.456 billion in 2006. The reduction in capital expenditures was largely due to reduced aircraft deliveries, as we took possession of three Boeing MD-11’s and one Boeing 747-400 in 2007 as compared with ten Boeing MD-11’s and five Airbus A300-600’s in 2006. This was partially offset by higher capital expenditures on facilities, due to several projects taking place in 2007 including the Worldport expansion and the construction of facilities in the U.K. and China.

We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. During the first quarter of 2007, we placed an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012. We cancelled our existing order for 10 Airbus A380-800 aircraft in July 2007. We have also entered into other commitments associated with construction projects and vehicle purchases. As of June 30, 2007, including the recent changes in our aircraft orders, the aggregate amounts expected to be spent for purchase commitments were as follows (in millions): 2008-$1,001; 2009-$747; 2010-$665; 2011-$710; 2012 and thereafter-$310.

Other investing activities reflected a cash outflow of $99 million in 2007 as compared with a $103 million inflow in 2006, largely due to the 2006 settlement of certain derivative contracts used in our fuel hedging programs, as well as the timing of payments for aircraft purchase contract deposits. As a result of our cancellation of the Airbus A380-800 order, we received cash in July 2007 representing the return of amounts previously paid to Airbus as purchase contract deposits and accrued interest on those balances.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased to $2.215 billion in the first six months of 2007 from $2.847 billion during the same period in 2006. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations. On February 8, 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amounts available under our July 2006 authorization. We repurchased a total of 21.0 million shares of Class A and Class B common stock for $1.506 billion in the first six months of 2007, and 17.8 million shares for $1.392 billion in the first six months of 2006 (share repurchases of $1.522 billion in 2007 and $1.421 billion in 2006 are reported on the cash flow statement, due to the timing of settlements). As of June 30, 2007, we had $741 million of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.42 per share in 2007 from $0.38 per share in 2006, resulting in an increase in total cash dividends paid to $1.266 billion from $1.168 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

We issued debt, net of repayments, of $498 million in 2007, primarily consisting of commercial paper. In 2006, we had a net repayment of debt of $347 million. Repayments of debt consisted of scheduled principal payments on our capitalized lease obligations and principal payments on debt related to our investment in certain equity-method partnerships. Issuances of debt consisted primarily of commercial paper and borrowings under our UPS Notes program. Borrowings and repayments of commercial paper are impacted by the timing and amount of share repurchases, pension fundings, and working capital changes, among other items. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We maintain two commercial paper programs under which we are authorized to borrow up to $7.0 billion in the United States. We had $1.388 billion outstanding under these programs as of June 30, 2007, with an average interest rate of 5.20%. The entire balance outstanding has been classified as a current liability in our balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. There were no amounts outstanding under this program as of June 30, 2007.

We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 17, 2008 and the other on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of June 30, 2007.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was approximately $164 million issued under this shelf registration statement at June 30, 2007, all of which consists of issuances under our UPS Notes program.

In May 2007, we completed an exchange offer for our existing £500 million, 5.50% notes due 2031. Holders of £434 million of the notes accepted the exchange offer, and as a result, these notes were exchanged for new notes with a principal amount of £455 million, bearing interest at 5.13% and due in February 2050. The new notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points and accrued interest. The £66 million of existing notes that were not exchanged continue to bear interest at 5.50% and are due in 2031.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of June 30, 2007.

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

In another case, Cornn v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS settled this matter in full for a total payment of $87 million in the second quarter of 2007. The settlement had no impact on our 2007 operating results as it was accrued for previously during the third quarter of 2006.

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek backpay, compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Company filed a Petition with the Third Circuit Court of Appeals to hear the appeal of the trial court’s recent certification order. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We were named as a defendant in four putative class action lawsuits filed in federal courts, alleging a conspiracy relating to certain surcharges by a number of air cargo carriers. We were not named as a defendant in at least eighty-six related cases that make similar allegations. These cases have been consolidated in a Multi-District Litigation proceeding pending in the United States District Court for the Eastern District of New York.

UPS was not included as a defendant in the amended consolidated complaint on which the Multi-District Litigation is proceeding. We were named as a defendant in a comparable lawsuit filed in the Ontario (Canada) Superior Court of Justice in July 2006; however, UPS was dismissed from that action in June 2007.

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

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies that could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any such additional future contributions would have a material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

In connection with our negotiations with the Teamsters on a new agreement, we are in negotiations with the Central States, Southeast and Southwest Areas Pension Fund (the “Fund”) concerning our withdrawal from the Fund. Our analysis of whether to withdraw and our agreement, if any, to do so will consider the appropriate balance of the costs of withdrawal, which are determined by statute and the terms of the Fund, and the resulting long-term economic benefits, reduced risks and impact on our people. If we withdraw from the Fund, it is likely the cost of withdrawal will have a material adverse effect on our financial condition, results of operations and liquidity for the period in which the event is recorded.

Other Matters

On July 14, 2006, we received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena relates to the DOJ’s publicly-announced criminal investigation of the air cargo pricing practices of a number of domestic and foreign airlines. We do not believe that we are a target of this investigation and we are cooperating with the government.

With the assistance of outside counsel, we investigated certain conduct within our Supply Chain Solutions subsidiary in certain locations outside the United States. Our investigation determined that certain conduct, which commenced prior to our subsidiary's 2001 acquisition of a freight forwarding business that was part of Fritz Companies Inc., may have violated the United States Foreign Corrupt Practices Act. The monetary value involved in this conduct appears to be immaterial. We have implemented numerous remediation steps. We informed the SEC and the DOJ of our investigation, and we intend to cooperate fully with any review by the government of these issues. We do not believe that the results of this investigation, the remediation or related penalties, if any, will have a material adverse effect on our financial condition, liquidity or results of operations, nor do we believe that these matters will have a material adverse effect on our business and prospects.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2007	December 31, 2006
Energy Derivatives	$(28)	$10
Currency Derivatives	(6)	30
Interest Rate Derivatives	(119)	(79)

	$(153)	$(39)

Our market risks, hedging strategies, and financial instrument positions at June 30, 2007 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2007 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2007	4.4	$71.27	4.2	$1,304
May 1 – May 31, 2007	4.2	70.68	4.1	1,013
June 1 – June 30, 2007	3.8	72.60	3.8	741

Total April 1 – June 30, 2007	12.4	$71.48	12.1	$741

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Our annual meeting of shareowners was held on May 10, 2007.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for director as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1. The results of the voting by the shareowners for directors are presented below.

Director		Number of Votes	Percent of Total Voting
Michael J. Burns	For Withheld	2,922,753,969 151,308,518	95.08 4.92	% %
D. Scott Davis	For Withheld	2,851,029,188 223,033,299	92.74 7.26	% %
Stuart E. Eizenstat	For Withheld	2,923,307,134 150,755,353	95.10 4.90	% %
Michael L. Eskew	For Withheld	2,857,861,251 216,201,236	92.97 7.03	% %
James P. Kelly	For Withheld	2,786,557,225 287,505,262	90.65 9.35	% %
Ann M. Livermore	For Withheld	2,840,174,819 233,887,668	92.39 7.61	% %
Victor A. Pelson	For Withheld	2,917,983,462 156,079,025	94.92 5.08	% %
John W. Thompson	For Withheld	2,924,133,416 149,929,071	95.12 4.88	% %
Carol B. Tomé	For Withheld	2,922,477,152 151,585,335	95.07 4.93	% %
Ben Verwaayan	For Withheld	2,924,298,158 149,764,329	95.13 4.87	% %

2. The proposal and the results of the voting by the shareowners for ratification of our appointment of independent registered public accountants are presented below.

		Number of Votes	Percent of Total Voting
To ratify the appointment of Deloitte & Touche LLP, as the independent registered public accountants for the Company for the year ending December 31, 2007	For Against Abstain	2,984,910,818 65,636,476 23,515,193	97.10 2.14 0.76	% % %

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10.1	—	Credit Agreement (364-Day Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2007).

10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2007).

10.3	—	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 7, 2007).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 15 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: August 8, 2007	By:	/s/ D. SCOTT DAVIS
D. Scott Davis Vice Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)