Form 10-Q
period 2007-09-30
UNITED PARCEL SERVICE INC
filed 2007-11-09
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

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

There were 362,383,140 Class A shares, and 688,458,841 Class B shares, with a par value of $0.01 per share, outstanding at November 1, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 (unaudited) and December 31, 2006

(In millions)

	September 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,245	$794
Marketable securities and short-term investments	754	1,189
Accounts receivable, net	5,674	5,794
Finance receivables, net	472	426
Deferred income tax assets	601	414
Other current assets	796	760

Total Current Assets	9,542	9,377
Property, Plant and Equipment, Net	17,327	16,779
Pension and Postretirement Benefit Assets	2,480	2,044
Goodwill	2,580	2,533
Intangible Assets, Net	650	688
Long-Term Finance Receivables, Net	474	374
Other Non-Current Assets	1,443	1,415

	$34,496	$33,210

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,374	$983
Accounts payable	1,620	1,841
Accrued wages and withholdings	1,728	1,303
Dividends payable	—	400
Self-insurance reserves	815	682
Income taxes payable	563	101
Other current liabilities	1,749	1,409

Total Current Liabilities	7,849	6,719
Long-Term Debt	3,287	3,133
Pension and Postretirement Benefit Obligations	2,810	2,748
Deferred Income Tax Liabilities	2,617	2,529
Self-Insurance Reserves	1,491	1,604
Other Non-Current Liabilities	873	995
Shareowners’ Equity:
Class A common stock (361 and 401 shares issued in 2007 and 2006)	3	4
Class B common stock (687 and 672 shares issued in 2007 and 2006)	7	7
Additional paid-in capital	—	—
Retained earnings	17,733	17,676
Accumulated other comprehensive loss	(2,174)	(2,205)
Deferred compensation obligations	137	147

	15,706	15,629
Less: Treasury stock (2 and 3 shares in 2007 and 2006)	(137)	(147)

Total Shareowners’ Equity	15,569	15,482

Total Liabilities and Shareowners’ Equity	$34,496	$33,210

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$12,205	$11,662	$36,300	$34,919
Operating Expenses:
Compensation and benefits	6,253	5,908	18,921	17,917
Repairs and maintenance	286	282	893	861
Depreciation and amortization	435	441	1,302	1,316
Purchased transportation	1,459	1,323	4,174	3,970
Fuel	735	722	2,048	1,968
Other occupancy	234	222	701	696
Other expenses	1,095	1,188	3,430	3,365

	10,497	10,086	31,469	30,093

Operating Profit	1,708	1,576	4,831	4,826

Other Income and (Expense):
Investment income	14	25	56	71
Interest expense	(53)	(54)	(163)	(156)

	(39)	(29)	(107)	(85)

Income Before Income Taxes	1,669	1,547	4,724	4,741
Income Taxes	593	509	1,701	1,667

Net Income	$1,076	$1,038	$3,023	$3,074

Basic Earnings Per Share	$1.02	$0.96	$2.85	$2.83

Diluted Earnings Per Share	$1.02	$0.96	$2.84	$2.82

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,076	$1,038	$3,023	$3,074
Change in foreign currency translation adjustment	76	(4)	128	66
Change in unrealized gain (loss) on marketable securities, net of tax	4	9	(3)	(1)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(86)	1	(184)	(11)
Change in unrecognized pension and postretirement benefit costs, net of tax	30	—	90	(2)

Comprehensive income	$1,100	$1,044	$3,054	$3,126

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$3,023	$3,074
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,302	1,316
Pension & postretirement benefit expense	386	426
Pension & postretirement benefit contributions	(630)	(1,573)
Self-insurance reserves	20	102
Deferred taxes, credits, and other	(197)	(135)
Stock compensation expense	335	235
Asset impairment and obsolescence charge	221	—
Other (gains) losses	123	74
Changes in assets and liabilities:
Accounts receivable, net	72	36
Other current assets	36	46
Accounts payable	(217)	61
Accrued wages and withholdings	407	319
Income taxes payable	391	(38)
Other current liabilities	164	185
Other operating activities	(168)	(52)

Net cash from operating activities	5,268	4,076

Cash Flows From Investing Activities:
Capital expenditures	(1,994)	(2,297)
Proceeds from disposals of property, plant and equipment	43	45
Purchases of marketable securities and short-term investments	(7,334)	(6,568)
Sales and maturities of marketable securities and short-term investments	7,777	7,131
Net (increase) decrease in finance receivables	(36)	13
Other investing activities	(149)	130

Net cash (used in) investing activities	(1,693)	(1,546)

Cash Flows From Financing Activities:
Net change in short-term debt	100	277
Proceeds from long-term borrowings	579	489
Repayments of long-term borrowings	(181)	(63)
Purchases of common stock	(2,069)	(2,041)
Issuances of common stock	134	127
Dividends	(1,698)	(1,569)
Other financing activities	2	3

Net cash (used in) financing activities	(3,133)	(2,777)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	9	17

Net Increase (Decrease) In Cash And Cash Equivalents	451	(230)
Cash And Cash Equivalents:
Beginning of period	794	1,369

End of period	$1,245	$1,139

See notes to unaudited consolidated financial statements.

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2007, our results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the second quarter of 2007 and 2006, we granted stock option and restricted performance unit (“RPU”) awards to eligible employees under the UPS Long-Term Incentive Program. Except in the case of death, disability, or retirement, these stock option and RPU awards vest five years from the date of grant. The option awards expire ten years from the date of grant. In the second quarter of 2007, we granted 2.7 million stock options and 1.1 million RPUs at a grant price of $70.90. In the second quarter of 2006, we granted 2.4 million stock options and 1.0 million RPUs at a grant price of $80.88. The fair value of the RPUs granted was determined using the closing New York Stock Exchange price on the grant date. The fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $16.85 and $21.05 for 2007 and 2006, respectively, using the following assumptions:

	2007	2006
Expected life (in years)	7.5	7.0
Risk-free interest rate	4.65%	5.13%
Expected volatility	19.15%	18.42%
Expected dividend yield	2.28%	1.80%

Awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized for the three months ended September 30, 2007 and 2006 was $122 and $79 million pre-tax, respectively, and for the nine months ended September 30, 2007 and 2006 was $335 and $235 million pre-tax, respectively.

Note 3. New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for us on January 1, 2008, and we are currently evaluating the impact of adopting FAS 157 on our financial statements.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). The impact of this Interpretation is discussed in Note 13.

Note 4. Marketable Securities and Short-Term Investments

The following is a summary of marketable securities and short-term investments as of September 30, 2007 and December 31, 2006 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2007
U.S. government and agency securities	$65	$1	$—	$66
Mortgage and asset-backed securities	249	2	2	249
Corporate securities	141	1	—	142
State and local municipal securities	122	—	—	122
Other debt securities	1	—	—	1

Total debt securities	578	4	2	580
Common equity securities	2	—	—	2
Preferred equity securities	172	—	—	172

Current marketable securities and short-term investments	752	4	2	754

Non-current common equity securities	25	12	—	37

Total marketable securities and short-term investments	$777	$16	$2	$791

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2006
U.S. government and agency securities	$124	$—	$—	$124
Mortgage and asset-backed securities	234	1	2	233
Corporate securities	79	—	1	78
State and local municipal securities	582	—	—	582
Other debt securities	2	—	—	2

Total debt securities	1,021	1	3	1,019
Common equity securities	38	10	—	48
Preferred equity securities	122	—	—	122

Current marketable securities and short-term investments	1,181	11	3	1,189

Non-current common equity securities	24	8	—	32

Total marketable securities and short-term investments	$1,205	$19	$3	$1,221

The amortized cost and estimated fair value of marketable securities and short-term investments at September 30, 2007, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$11	$11
Due after one year through three years	148	149
Due after three years through five years	26	26
Due after five years	393	394

	578	580
Equity securities	199	211

	$777	$791

Note 5. Property, Plant and Equipment

Property plant and equipment as of September 30, 2007 and December 31, 2006 consists of the following (in millions):

	2007	2006
Vehicles	$5,100	$4,970
Aircraft (including aircraft under capitalized leases)	13,591	13,162
Land	1,049	1,026
Buildings	2,773	2,667
Leasehold improvements	2,552	2,496
Plant equipment	5,426	5,230
Technology equipment	1,731	1,673
Equipment under operating lease	138	142
Construction-in-progress	1,098	715

	33,458	32,081
Less: Accumulated depreciation and amortization	(16,131)	(15,302)

	$17,327	$16,779

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Net Periodic Cost:
Service cost	$130	$119	$25	$25	$7	$6
Interest cost	209	181	45	42	8	6
Expected return on assets	(325)	(275)	(12)	(11)	(8)	(6)
Amortization of:
Transition obligation	—	1	—	—	—	—
Prior service cost	14	9	(2)	(2)	—	1
Actuarial (gain) loss	27	38	6	8	1	1
Settlements, curtailments, and other	—	1	—	—	5	—

Net periodic benefit cost	$55	$74	$62	$62	$13	$8

	Nine Months Ended September 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Net Periodic Cost:
Service cost	$390	$354	$76	$76	$21	$18
Interest cost	626	543	136	127	22	19
Expected return on assets	(976)	(827)	(35)	(32)	(22)	(17)
Amortization of:
Transition obligation	2	2	—	—	—	—
Prior service cost	43	27	(6)	(6)	—	1
Actuarial (gain) loss	81	111	17	22	3	5
Settlements, curtailments, and other	—	2	3	—	5	1

Net periodic benefit cost	$166	$212	$191	$187	$29	$27

During the first nine months of 2007, we contributed $497 and $133 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $33 and $18 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Goodwill and Intangible Assets

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2007 and December 31, 2006 (in millions):

	December 31, 2006	Acquired	Purchase Price Adjustments	Currency/ Other	September 30, 2007
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	290	—	—	12	302
Supply Chain & Freight	2,243	2	—	33	2,278

	$2,533	$2	$—	$45	$2,580

The following is a summary of intangible assets as of September 30, 2007 and December 31, 2006 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2007:
Trademarks, licenses, patents, and other	$76	$(48)	$28
Customer lists	161	(36)	125
Franchise rights	110	(34)	76
Capitalized software	1,630	(1,209)	421

Total Intangible Assets, Net	$1,977	$(1,327)	$650

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2006:
Trademarks, licenses, patents, and other	$80	$(37)	$43
Customer lists	159	(24)	135
Franchise rights	108	(29)	79
Capitalized software	1,576	(1,145)	431

Total Intangible Assets, Net	$1,923	$(1,235)	$688

Note 8. Debt and Commitments

Debt and capital lease obligations as of September 30, 2007 and December 31, 2006 consist of the following (in millions):

	2007	2006
8.38% debentures	$722	$731
Commercial paper	1,282	791
Floating rate senior notes	441	441
Capital lease obligations	263	230
Facility notes and bonds	435	437
UPS Notes	474	379
British Pound Sterling notes	1,006	979
Other debt	38	128

Total debt and capital lease obligations	4,661	4,116
Less current maturities	(1,374)	(983)

Long-term debt and capital lease obligations	$3,287	$3,133

As of September 30, 2007, we maintained two commercial paper programs under which we were authorized to borrow up to $7.0 billion in the United States. We had $1.141 billion outstanding under these programs as of September 30, 2007, with an average interest rate of 4.90%. The entire balance outstanding has been classified as a current liability on our balance sheet. In November 2007, one of the commercial paper programs was terminated, while the borrowing capacity on the other program was increased to $10.0 billion. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. We had €100 million ($141 million) outstanding under this program as of September 30, 2007, with an average interest rate of 4.30%.

As of September 30, 2007, we maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 17, 2008 and the other on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of September 30, 2007. In October 2007, we entered into a third credit agreement with a consortium of banks. This new agreement provides a revolving credit facility of $7.0 billion and expires on October 18, 2008. Interest on any amounts we borrow under this new facility would be charged at 90-day LIBOR plus 15 basis points.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was $225 million issued under this shelf registration statement at September 30, 2007, all of which consists of issuances under our UPS Notes program.

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

Note 9. Legal Proceedings and Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiff appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek backpay, compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted the Company’s petition to hear the appeal of the trial court’s recent certification order. The appeal will likely take one year. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2006, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). On September 30, 2007, we reached a tentative new national master agreement with the Teamsters, subject to a ratification process that is expected to conclude in the fourth quarter of 2007. The tentative agreement provides for wage increases as well as contributions to healthcare and pension plans. Subject to ratification of the contract by union members, most economic provisions of the new five year agreement will take effect on August 1, 2008, with the exception of our withdrawal from the Central States multi-employer pension plan, as discussed further below. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

Our tentative contract with the Teamsters will allow us, upon ratification, to withdraw employees from the Central States, Southeast and Southwest Areas Pension Fund (the “Fund”) and to establish a jointly trusteed single-employer plan for this group. In connection with our withdrawal, we will make a pre-tax $6.1 billion payment to the Fund to cover our withdrawal liability. We anticipate recording a pre-tax $6.1 billion charge in the fourth quarter of 2007, or approximately $3.9 billion after-tax, to reflect our withdrawal from the Fund. Additionally, we have restored certain benefit levels to our employee group in the new jointly trusteed plan, which will result in the upfront recognition of a pension liability upon ratification of the agreement.

Apart from the Fund, we participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any such additional future contributions would have a material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

Note 10. Shareowners’ Equity

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2007, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of September 30, 2007, no preferred shares had been issued.

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the nine months ended September 30, 2007 and 2006 (in millions, except per share amounts):

	2007		2006
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	401	$4	454	$5
Common stock purchases	(15)	(1)	(13)	—
Stock award plans	1	—	2	—
Common stock issuances	2	—	2	—
Conversions of Class A to Class B common stock	(28)	—	(29)	(1)

Class A shares issued at end of period	361	$3	416	$4

Class B Common Stock
Balance at beginning of period	672	$7	646	$6
Common stock purchases	(13)	—	(14)	—
Conversions of Class A to Class B common stock	28	—	29	1

Class B shares issued at end of period	687	$7	661	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		372		264
Common stock purchases		(501)		(399)
Common stock issuances		129		135

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$17,676		$17,037
Adoption of FIN 48		(104)		—
Net income		3,023		3,074
Dividends ($1.26 and $1.14 per share)		(1,336)		(1,239)
Common stock purchases		(1,526)		(1,594)

Balance at end of period		$17,733		$17,278

We repurchased a total of 27.9 million shares of Class A and Class B common stock for $2.027 billion for the nine months ended September 30, 2007, and 26.5 million shares for $1.993 billion for the nine months ended September 30, 2006. On October 30, 2007, the Company announced that the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amount available under our February 2007 share repurchase authorization.

The adoption of FIN 48 is discussed further in Note 13.

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2007 and 2006 is as follows (in millions):

	2007	2006
Foreign currency translation adjustment:
Balance at beginning of period	$(109)	$(163)
Aggregate adjustment for the period	128	66

Balance at end of period	19	(97)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	12	11
Current period changes in fair value (net of tax effect of $3 and $(4))	5	(7)
Reclassification to earnings (net of tax effect of $(4) and $3)	(8)	6

Balance at end of period	9	10

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	68	83
Current period changes in fair value (net of tax effect of $(87) and $19)	(144)	32
Reclassification to earnings (net of tax effect of $(24) and $(26))	(40)	(43)

Balance at end of period	(116)	72

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,176)	(95)
Reclassification to earnings (net of tax effect of $50 and $2)	90	(2)

Balance at end of period	(2,086)	(97)

Accumulated other comprehensive loss at end of period	$(2,174)	$(112)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the nine months ended September 30, 2007 and 2006 is as follows (in millions):

	2007		2006
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$147		$161
Reinvested dividends		4		4
Option exercise deferrals		—		—
Benefit payments		(14)		(18)

Balance at end of period		$137		$147

Treasury Stock
Balance at beginning of period	(3)	$(147)	(3)	$(161)
Reinvested dividends	—	(4)	—	(4)
Option exercise deferrals	—	—	—	—
Benefit payments	1	14	—	18

Balance at end of period	(2)	$(137)	(3)	$(147)

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

Segment information for the three and nine months ended September, 30, 2007 and 2006 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
U.S. Domestic Package	$7,545	$7,402	$22,676	$22,327
International Package	2,529	2,251	7,414	6,645
Supply Chain & Freight	2,131	2,009	6,210	5,947

Consolidated	$12,205	$11,662	$36,300	$34,919

Operating Profit (Loss):
U.S. Domestic Package	$1,228	$1,208	$3,361	$3,627
International Package	428	387	1,274	1,196
Supply Chain & Freight	52	(19)	196	3

Consolidated	$1,708	$1,576	$4,831	$4,826

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,076	$1,038	$3,023	$3,074

Denominator:
Weighted average shares	1,049	1,078	1,058	1,085
Deferred compensation obligations	2	2	2	3

Denominator for basic earnings per share	1,051	1,080	1,060	1,088

Effect of dilutive securities:
Restricted performance units	2	2	2	1
Restricted stock units	3	1	2	1
Stock option plans	2	2	2	2

Denominator for diluted earnings per share	1,058	1,085	1,066	1,092

Basic earnings per share	$1.02	$0.96	$2.85	$2.83

Diluted earnings per share	$1.02	$0.96	$2.84	$2.82

Diluted earnings per share for the three months ended September 30, 2007 and 2006 exclude the effect of 9.8 and 7.5 million shares of common stock (8.7 and 5.9 million for the nine months ended September 30, 2007 and 2006), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

Note 13. Income Taxes

In the third quarter of 2007, we reduced our estimated annual effective tax rate from 36.25% to 36.00%. This change was primarily attributable to favorable revisions in our estimated 2007 non-U.S. tax liabilities.

We adopted FIN 48 on January 1, 2007. The cumulative effect of adopting this standard was to recognize a $104 million decrease in the January 1, 2007 balance of retained earnings.

Upon adoption as of January 1, 2007, we had $291 million of gross unrecognized tax benefits recorded. However, we also had gross recognized tax benefits of $456 million recorded as of January 1, 2007 associated with outstanding refund claims for prior tax years. Therefore, we had a net receivable recorded with respect to prior year income tax matters in the accompanying balance sheets. As of January 1, 2007, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $106 million.

Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense. As of January 1, 2007, we had accrued a $22 million net receivable for interest and penalties associated with income tax matters.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. As of January 1, 2007, we had substantially resolved all U.S. federal income tax matters for tax years prior to 1999, with the exception of an outstanding U.S. Federal refund claim related to the 1994 disposition of a subsidiary in France. In the third quarter of 2007, we entered into a Joint Stipulation to Dismiss the case with the Department of Justice, effectively withdrawing our refund claim. The write-off of previously recognized tax receivable balances associated with the 1994 French matter resulted in a $37 million increase in income tax expense for the quarter. However, this increase was offset by the impact of favorable developments with various other U.S. federal, U.S. state, and non-U.S. contingency matters. The IRS is in the final stages of issuing its report to conclude its audit of the tax years 1999 through 2002, and recently began the audit of the tax years 2003 through 2004. We anticipate that the IRS will conclude its audit of the 2003 and 2004 tax years in 2008. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state and local matters are subject to ongoing litigation.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.

Note 14. Aircraft Impairment and Obsolescence Charge

As noted in our 2006 Form 10-K, we began a review process of our aircraft fleet types in the first quarter of 2007, to ensure that we maintain the optimum mix of aircraft types to service our international and domestic package businesses. This review was initiated as a result of business changes that occurred in the first quarter, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as recent changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we have accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts in the first quarter of 2007. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment.

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

Note 15. Airbus Order Cancellation

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

Note 16. UPS Special Voluntary Separation Opportunity Charge

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

Note 17. Restructuring Charge and Related Expenses

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France. The objective of this restructuring plan was to reduce our forwarding and logistics cost structure and focus on profitable revenue growth in the Europe region.

The restructuring principally consisted of an employment reduction program which included a voluntary termination phase followed by an involuntary termination phase. The employment reduction program was ratified by our company’s trade union representatives in France in July 2007 and communicated to employees immediately following the ratification. Employees participating in this program are entitled to severance benefits, including certain bonuses for employees participating in the voluntary termination phase. These severance benefits are formula-driven and are in accordance with French statutory laws as well as the applicable collective bargaining agreements. As of September 30, 2007, the employment reduction program has resulted in 91 employees accepting the voluntary termination offer and 342 positions identified for the involuntary termination program. The restructuring also has included costs incurred related to contract terminations for leased facilities, vehicles and equipment as well as impairment charges associated with long-lived assets.

For the quarter ended September 30, 2007, we have recorded a restructuring charge of $42 million related to severance costs and $4 million for impairments and other contract termination costs. The majority of this charge is recorded in the caption “Compensation and benefits” in the Statement of Consolidated Income and is included in the operating results of our Supply Chain & Freight segment. We anticipate completing this restructuring plan in the first half of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2007	2006	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,666	$1,683	$(17)	(1.0)%
Deferred	782	794	(12)	(1.5)
Ground	5,097	4,925	172	3.5

Total U.S. Domestic Package	7,545	7,402	143	1.9
International Package:
Domestic	535	482	53	11.0
Export	1,831	1,622	209	12.9
Cargo	163	147	16	10.9

Total International Package	2,529	2,251	278	12.4
Supply Chain & Freight:
Forwarding and Logistics	1,486	1,419	67	4.7
Freight	546	497	49	9.9
Other	99	93	6	6.5

Total Supply Chain & Freight	2,131	2,009	122	6.1

Consolidated	$12,205	$11,662	$543	4.7%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,238	1,239	(1)	(0.1)%
Deferred	874	889	(15)	(1.7)
Ground	11,291	11,175	116	1.0

Total U.S. Domestic Package	13,403	13,303	100	0.8
International Package:
Domestic	1,102	1,088	14	1.3
Export	740	677	63	9.3

Total International Package	1,842	1,765	77	4.4

Consolidated	15,245	15,068	177	1.2%

Operating days in period	63	63

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.36	$21.56	$(0.20)	(0.9)%
Deferred	14.20	14.18	0.02	0.1
Ground	7.17	7.00	0.17	2.4
Total U.S. Domestic Package	8.94	8.83	0.11	1.2
International Package:
Domestic	7.71	7.03	0.68	9.7
Export	39.27	38.03	1.24	3.3
Total International Package	20.39	18.92	1.47	7.8
Consolidated	$10.32	$10.01	$0.31	3.1%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$5,003	$5,054	$(51)	(1.0)%
Deferred	2,376	2,447	(71)	(2.9)
Ground	15,297	14,826	471	3.2

Total U.S. Domestic Package	22,676	22,327	349	1.6
International Package:
Domestic	1,563	1,421	142	10.0
Export	5,412	4,797	615	12.8
Cargo	439	427	12	2.8

Total International Package	7,414	6,645	769	11.6
Supply Chain & Freight:
Forwarding and Logistics	4,337	4,202	135	3.2
Freight	1,583	1,484	99	6.7
Other	290	261	29	11.1

Total Supply Chain & Freight	6,210	5,947	263	4.4

Consolidated	$36,300	$34,919	$1,381	4.0%

Average Daily Package Volume (in thousands):			#
U.S. Domestic Package:
Next Day Air	1,248	1,244	4	0.3%
Deferred	903	926	(23)	(2.5)
Ground	11,156	11,120	36	0.3

Total U.S. Domestic Package	13,307	13,290	17	0.1
International Package:
Domestic	1,097	1,080	17	1.6
Export	728	663	65	9.8

Total International Package	1,825	1,743	82	4.7

Consolidated	15,132	15,033	99	0.7%

Operating days in period	191	191

Average Revenue Per Piece:			$
U.S. Domestic Package:
Next Day Air	$20.99	$21.27	$(0.28)	(1.3)%
Deferred	13.78	13.84	(0.06)	(0.4)
Ground	7.18	6.98	0.20	2.9
Total U.S. Domestic Package	8.92	8.80	0.12	1.4
International Package:
Domestic	7.46	6.89	0.57	8.3
Export	38.92	37.88	1.04	2.7
Total International Package	20.01	18.68	1.33	7.1
Consolidated	$10.26	$9.94	$0.32	3.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2007	2006	$ /#	%
LTL revenue (in millions)	$521	$465	$56	12.1%
LTL revenue per LTL hundredweight	$17.71	$16.11	$1.60	9.9
LTL shipments (in thousands)	2,713	2,394	319	13.3
LTL shipments per day (in thousands)	43.1	38.0	5.1	13.3
LTL gross weight hauled (in millions of pounds)	2,944	2,888	56	1.9
LTL weight per shipment (in pounds)	1,085	1,207	(122)	(10.1)%
Operating days in period	63	63

	Nine Months Ended September 30,		Change
	2007	2006	$ /#	%
LTL revenue (in millions)	$1,512	$1,389	$123	8.9%
LTL revenue per LTL hundredweight	$17.14	$15.87	$1.27	8.0
LTL shipments (in thousands)	7,939	7,316	623	8.5
LTL shipments per day (in thousands)	41.6	38.3	3.3	8.5
LTL gross weight hauled (in millions of pounds)	8,825	8,749	76	0.9
LTL weight per shipment (in pounds)	1,112	1,196	(84)	(7.0)%
Operating days in period	191	191

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit (loss), both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended September 30,		Change
	2007	2006	$	%
Reporting Segment
U.S. Domestic Package	$1,228	$1,208	$20	1.7%
International Package	428	387	41	10.6
Supply Chain & Freight	52	(19)	71	N/A

Consolidated Operating Profit	$1,708	$1,576	$132	8.4%

	Three Months Ended September 30,
	2007	2006
Reporting Segment
U.S. Domestic Package	16.3%	16.3%
International Package	16.9%	17.2%
Supply Chain & Freight	2.4%	(0.9)%
Consolidated Operating Margin	14.0%	13.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Reporting Segment
U.S. Domestic Package	$3,361	$3,627	$(266)	(7.3)%
International Package	1,274	1,196	78	6.5
Supply Chain & Freight	196	3	193	N/A

Consolidated Operating Profit	$4,831	$4,826	$5	0.1%

	Nine Months Ended September 30,
	2007	2006
Reporting Segment
U.S. Domestic Package	14.8%	16.2%
International Package	17.2%	18.0%
Supply Chain & Freight	3.2%	0.1%
Consolidated Operating Margin	13.3%	13.8%

U.S. Domestic Package Operations

U.S. Domestic Package revenue increased $143 million, or 1.9%, for the quarter ($349 million or 1.6% year-to-date), due to a 1.2% improvement in revenue per piece and a 0.8% increase in average daily package volume.

Next Day Air volume decreased 0.1% for the quarter (increased 0.3% year-to-date) and deferred air volume declined 1.7% for the quarter (2.5% year-to-date), while ground volume increased 1.0% for the quarter (0.3% year-to-date). Our domestic air and ground products have been impacted by the slowing U.S. economy and weak small package market in 2007. Trends in U.S. industrial production and business-to-consumer shipments in 2007 have not been favorable to the overall small package market, which places pressure on our domestic package volume.

The increase in overall revenue per piece of 1.2% (1.4% year-to-date) resulted primarily from a rate increase that took effect earlier in the year, but was negatively impacted by lower fuel surcharge revenue and an unfavorable shift in product mix. Next Day Air revenue per piece declined 0.9% while Deferred revenue per piece increased only 0.1%, both of which were negatively impacted by the lower fuel surcharge rate (discussed further below). Ground revenue per piece increased 2.4% (2.9% year-to-date), mainly due to the rate increase, but partially offset by slightly lower fuel surcharge revenue due to lower diesel fuel prices in 2007 compared with 2006. Overall product mix reduced revenue per piece, as our premium air products suffered volume declines while our ground volume grew 1.0%.

Consistent with the practice in previous years, a rate increase took effect on January 1, 2007. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. Other pricing changes included a $0.10 increase in the residential surcharge, and a $0.75 increase in the charge for undeliverable packages after three delivery attempts.

In January 2007, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

on domestic air products was 13.98% in the third quarter of 2007 (11.64% year-to-date 2007), a decline from the 16.30% in the third quarter of 2006 (14.16% year-to-date 2006), primarily due to the 2% reduction in the index, and also impacted by lower jet fuel prices. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 4.58% in the third quarter of 2007, a decline from 4.75% in the third quarter of 2006, due to lower diesel fuel prices in the third quarter. On a year-to-date basis, the average fuel surcharge rate on domestic ground products increased slightly to 4.08% in 2007 from 4.03% in 2006, as a result of higher diesel prices during the first six months of the year. As a result of the air products index rate reduction and fuel market price movements, total domestic fuel surcharge revenue decreased by $61 million in the third quarter (decreased $138 million year-to-date).

U.S. Domestic Package operating profit increased $20 million, or 1.7%, for the quarter primarily due to cost controls, including, among other categories, lower self-insurance expense. The expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities declined as a result of several factors (discussed further in the “Operating Expenses” section). On a year-to-date basis, operating profit decreased $266 million, or 7.3%, primarily due to low revenue growth combined with an aircraft impairment charge and a special voluntary separation opportunity (“SVSO”) charge recorded in the first quarter. The aircraft impairment and SVSO charges, which are discussed further in the “Operating Expenses” section, reduced year-to-date domestic operating profit by $159 million and $53 million, respectively.

International Package Operations

International Package revenue improved $278 million, or 12.4% for the quarter ($769 million or 11.6% year-to-date), driven by a 9.3% volume increase for our export products (9.8% year-to-date) and a 7.8% increase in total revenue per piece (7.1% year-to-date). The growth in revenue per piece was largely due to rate increases and the impact of currency exchange rates, but was negatively impacted by decreased fuel surcharge revenue.

Export volume increased throughout the world. Asian export volume grew strongly in key markets during the quarter, especially China. Asian export volume continues to benefit from our geographic service expansion, as well as strong economic growth, which benefits our intra-Asian package business. To continue this expansion, we received authority in the third quarter to operate six daily flights between the U.S. and Nagoya, Japan. We are also constructing a package and freight air hub in Shanghai, China that is expected to open in 2008. This hub will link Shanghai to our international air network, with direct service to Europe, Asia, and the Americas.

European export volume increased 11%, largely due to continued growth in the transborder business and improved economic and industrial output in the European Union. U.S. export volume increased at a slower pace. Non-U.S. domestic volume increased 1.3%, and was impacted by growth in several major European countries.

Export revenue per piece increased 3.3% for the quarter (2.7% year-to-date), largely due to rate increases and favorable exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products, and a reduction in fuel surcharge revenue. Non-U.S. domestic revenue per piece increased 9.7% for the quarter (8.3% year-to-date), and was affected by rate increases and favorable exchange rates. Total average revenue per piece increased 2.4% on a currency-adjusted basis (2.3% year-to-date), and the overall change in segment revenue was positively affected by $110 million during the quarter due to currency fluctuations, net of hedging activity ($293 million year-to-date).

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

Also in January 2007, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions. Total international fuel surcharge revenue decreased by $4 million in the third quarter ($19 million year-to-date), due to the reduction in the fuel surcharge index and slightly lower jet fuel prices, but partially offset by increased volume.

International Package operating profit increased $41 million, or 10.6%, for the quarter ($78 million, or 6.5% year-to-date) primarily due to the volume and revenue improvements described above. Year-to-date operating profit was adversely affected by the first quarter 2007 aircraft impairment and SVSO charges ($62 million of the aircraft impairment charge and $7 million of the SVSO charge impacted the International Package segment). The change in operating profit was also positively affected by $41 million in the quarter due to favorable currency exchange rates, net of hedging activity ($100 million year-to-date). Operating profit was negatively impacted by the reduction in fuel surcharge revenue combined with a net increase in fuel expense.

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $122 million, or 6.1%, for the quarter ($263 million, or 4.4%, year-to-date). Forwarding and logistics revenue increased $67 million, or 4.7%, for the quarter ($135 million, or 3.2%, year-to-date), and was affected by favorable exchange rate movements and revenue management initiatives begun last year. Favorable exchange rate movements positively affected the growth in revenue by $34 million during the quarter ($111 million year-to-date). Revenue growth in this business was driven by improvements in international air freight and mail services, which were impacted by overall market growth and lower customer turnover rates.

UPS Freight increased revenue $49 million, or 9.9%, for the quarter, ($99 million, or 6.7%, year-to-date) as a result of improved yields and a strong increase in average daily shipment volume. Average LTL shipments per day increased 13.3% during the quarter (8.5% year-to-date), driven by new customer wins and leveraging our existing small package customer base for new sales opportunities. LTL revenue per hundredweight increased 9.9% for the quarter (8.0% year-to-date), due to an increase in base rates in 2007 and a focus on higher-yielding customer segments. The increase in revenue per hundredweight and average daily shipments were somewhat offset by a 10.1% decrease for the quarter (7.0% decrease year-to-date) in the LTL weight per shipment.

The other businesses within Supply Chain & Freight, which include our retail franchising business, our financial business, and our U.S. domestic cargo operations, increased revenue by 6.5% during the quarter (11.1% year-to-date). This revenue growth was primarily due to increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

During the quarter, operating profit for the Supply Chain & Freight segment was $52 million, compared with a loss of $19 million in the third quarter of 2006. This improvement was largely due to improved results in the forwarding and logistics business as a result of cost controls, a focus on asset utilization, and revenue management initiatives. Cost improvements were realized as a result of the restructuring program that began last

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

year, which included a reduction of non-operating staff of approximately 1,400 people. Additionally, margin improvements are being realized by focusing on capacity utilization in the air freight business, through better utilizing space available on our own aircraft. Finally, revenue management initiatives put into place last year are producing better returns through reducing less profitable accounts, and ensuring that new accounts meet specific criteria that allow us to better utilize our existing transportation assets.

Operating profit for this segment was reduced by $46 million in the third quarter of 2007 as a result of a charge for restructuring and disposing of certain non-core business units in France. This charge largely consisted of employee severance-related costs, as well as smaller amounts recognized for asset impairments and the cancellation of operating leases (see Note 17 to the consolidated financial statements). The operating results of these business units were not material to the Supply Chain & Freight segment.

Operating profit increased $193 million on a year-to-date basis, largely due to the improvements in our forwarding and logistics business, but was negatively impacted by the France restructuring charge and by $8 million due to the SVSO charge, as discussed further in the “Operating Expenses” section below. Currency fluctuations negatively affected the growth in operating profit by $2 million during the third quarter, and positively affected the growth in operating profit by $2 million year-to-date in 2007.

Operating Expenses

Consolidated operating expenses increased by $411 million, or 4.1%, for the quarter ($1.376 billion, or 4.6%, year-to-date). Currency fluctuations in our International Package and Supply Chain & Freight segments resulted in consolidated operating expenses increasing by $105 million for the third quarter ($302 million year-to-date).

Compensation and benefits expense increased by $345 million, or 5.8%, for the quarter and was impacted by several items including higher wage rates in the union workforce, increased stock-based compensation, higher expense for union pension and welfare programs, and the restructuring charge in our France Supply Chain & Freight business. The compensation and benefits expense increase of $1.004 billion, or 5.6%, year-to-date was additionally influenced by the SVSO charge incurred in the first quarter. These increases were somewhat offset by lower workers compensation expense, which is discussed further below.

In December 2006, we offered the SVSO to approximately 640 employees who worked in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program (See Note 16 to the consolidated financial statements).

Stock-based compensation expense increased $43 million, or 54.4%, in the quarter ($100 million, or 42.6%, year-to-date) primarily due to 2007 awards of stock options and restricted performance units, as well as restricted stock units that are reflected in expense in the first three quarters of 2007, but not in the same periods of 2006, due to the timing of the award grants. Pension and healthcare expense increased during the quarter and year-to-date periods, largely due to higher expense associated with plans covering union employees, but was somewhat offset by lower expense for the UPS-sponsored pension benefits (See Note 6 to the consolidated financial statements).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities was $25 million less than the third quarter of 2006 ($48 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on ultimate reserve levels determined by outside actuaries, who incorporate historical loss experience and judgments about the present and expected levels of cost per claim. The lower expense reflects favorable claims experience resulting from several company initiatives put into place over the last several years and other factors, including initiatives to decrease accident frequencies, improved oversight and management of claims, improved trends in health care costs, and favorable state legislative reforms.

The 1.4% quarterly increase in repairs and maintenance (3.7% year-to-date) was largely due to higher maintenance expense on aircraft. The 1.4% decrease in depreciation and amortization (1.1% year-to-date) was influenced by several factors, including lower depreciation expense on aircraft and amortization expense on capitalized software, partially offset by increased depreciation expense on vehicles. The 10.3% increase in purchased transportation (5.1% year-to-date) was impacted by volume growth in our International Package business and currency fluctuations, as well as growth in our international forwarding business. The 1.8% increase in fuel expense for the quarter (4.1% year-to-date) was primarily due to higher jet fuel and diesel usage, but was partially mitigated by somewhat lower fuel product prices and hedging gains. Other occupancy expense increased 5.4% for the quarter (0.7% year-to-date), and was affected by increased rent expense and property taxes, but partially offset by lower utilities expense. The 7.8% decrease during the quarter in other expenses was impacted by an $87 million charge in the third quarter of 2006 related to the Cornn class action litigation (see Note 9 to the consolidated financial statements). The 1.9% increase in other expenses on a year-to-date basis was affected by an aircraft impairment charge, discussed further below, but partially offset with cost controls in several areas.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2006, we began a review process of our existing aircraft fleet types in the first quarter of 2007, to ensure that we maintain the optimum mix of aircraft to service our international and domestic package businesses. This review was initiated as a result of business changes that occurred in the first quarter, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as recent changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we have accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts.

Investment Income and Interest Expense

The decrease in investment income of $11 million during the quarter ($15 million year-to-date) was primarily due to a lower average balance of interest-earning investments and increased equity-method losses on investment partnerships.

Interest expense decreased $1 million during the quarter, as the effect of lower average interest rates on variable rate debt and interest rate swaps was largely offset by a higher average balance of debt outstanding. The $7 million increase in interest expense year-to-date was primarily due to higher average interest rates on variable rate debt and interest rate swaps in the first six months of the year and higher average debt balances outstanding (largely related to commercial paper). Increased interest charges were somewhat offset, however, by higher capitalized interest related to various construction projects, including aircraft purchases and our Worldport expansion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Income and Earnings Per Share

Net income for the third quarter of 2007 was $1.076 billion, a 3.7% increase from the $1.038 billion achieved in the third quarter of 2006, resulting in a 6.3% increase in diluted earnings per share to $1.02 in 2007 from $0.96 in 2006. This increase in net income and earnings per share was largely attributable to the improved results in our International Package and Supply Chain & Freight segments. Third quarter 2007 net income was adversely impacted by $31 million ($0.03 per share) as a result of the restructuring charge in our France Supply Chain & Freight business. In addition, we had a higher effective tax rate in the third quarter of 2007 compared to 2006 which also adversely affects the comparison (see comment in next paragraph).

On a year-to-date basis, net income declined by $51 million, or 1.7%, to $3.023 billion, and was impacted by the aircraft impairment charge and SVSO charge recorded in the first quarter of 2007, as well as the France restructuring charge, the combination of which reduced net income by $215 million. Third quarter and year-to-date 2006 income tax expense was reduced by $52 million due to favorable developments with international tax matters.

Year-to-date 2007 diluted earnings per share increased 0.7% to $2.84, due to a lower share count as a result of our ongoing share repurchase program, but was negatively affected by $0.20 per share due to the aircraft impairment charge, SVSO, and France restructuring charge.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $5.268 billion in the first nine months of 2007 from $4.076 billion during the same period of 2006. The increase in operating cash flow in 2007 was primarily related to lower discretionary contributions to our defined benefit pension and retirement plans as well as lower income tax payments, compared with 2006. Pension and postretirement benefit contributions totaled $630 million in 2007, a reduction of $943 million from the $1.573 billion contributed in the same period of 2006. We expect to contribute $33 million and $18 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively. Additionally, the amount of U.S. federal estimated income tax payments was lower in 2007 compared with 2006 (discussed further in the “Contingencies” section).

These factors were partially offset by several items, including the settlement of the Cornn class action lawsuit, certain payments due under our 2006 collective bargaining agreement with the Independent Pilots Association, the SVSO program, and the timing of cash disbursements on payables. In the first nine months of 2007, we paid approximately $35 million to employees who accepted the SVSO offer, and we expect to pay approximately $28 million in the first quarter of 2008 related to this program.

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

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $1.693 billion in the first nine months of 2007 from $1.546 billion during the same period of 2006. Capital expenditures declined in 2007 compared with 2006, largely due to lower spending on vehicles in our U.S. Domestic Package and Supply Chain & Freight segments. This was partially offset by higher capital expenditures on facilities, due to several projects taking place in 2007 including the Worldport expansion and the construction of facilities in the U.K. and China.

We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. During 2007, we placed an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012. We cancelled our existing order for 10 Airbus A380-800 aircraft in July 2007. We provided updated amounts expected to be spent for purchase commitments in our Form 10-Q for the quarter ended June 30, 2007, reflecting the changes in our orders for aircraft, vehicles, and other fixed assets. No other material changes to our purchase commitments have occurred as of September 30, 2007.

Other investing activities reflected a cash outflow of $149 million in 2007 as compared with a $130 million inflow in 2006, largely due to the 2006 settlement of certain derivative contracts used in our fuel hedging programs, which resulted in the cash inflow of $229 million, as well as the timing of payments for aircraft purchase contract deposits. As a result of our cancellation of the Airbus A380-800 order, we received cash in July 2007 representing the return of amounts previously paid to Airbus as purchase contract deposits and accrued interest on those balances.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $3.133 billion in the first nine months of 2007 from $2.777 billion during the same period in 2006. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations. We repurchased a total of 27.9 million shares of Class A and Class B common stock for $2.027 billion in the first nine months of 2007, and 26.5 million shares for $1.993 billion in the first nine months of 2006 (share repurchases of $2.069 billion in 2007 and $2.041 billion in 2006 are reported on the cash flow statement, due to the timing of settlements). On October 30, 2007, the Company announced that the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amounts available under our February 2007 authorization.

We increased our quarterly cash dividend payment to $0.42 per share in 2007 from $0.38 per share in 2006, resulting in an increase in total cash dividends paid to $1.698 billion from $1.569 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

We issued debt (net of repayments) of $498 million in 2007 compared with $703 million in 2006. Issuances of debt consisted primarily of commercial paper and borrowings under our UPS Notes program. Repayments of debt consisted of scheduled principal payments on our capitalized lease obligations and principal payments on

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

debt related to our investment in certain equity-method partnerships. Borrowings and repayments of commercial paper are impacted by the timing and amount of share repurchases, pension fundings, and working capital changes, among other items. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

In connection with our tentative withdrawal from the Central States multi-employer pension plan (discussed further in the “Contingencies” section), we anticipate issuing debt or borrowing on our existing credit facilities to fund the $6.1 billion withdrawal liability. This funding is expected to occur in the fourth quarter of 2007, upon ratification by the Teamsters of the tentative agreement. As this withdrawal liability payment is deductible for income tax purposes, we anticipate substantially reduced estimated 2007 tax payments and potentially reduced 2008 estimated tax payments.

Sources of Credit

As of September 30, 2007, we maintained two commercial paper programs under which we were authorized to borrow up to $7.0 billion in the United States. We had $1.141 billion outstanding under these programs as of September 30, 2007, with an average interest rate of 4.90%. The entire balance outstanding has been classified as a current liability on our balance sheet. In November 2007, one of the commercial paper programs was terminated, while the borrowing capacity on the other program was increased to $10.0 billion. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. We had €100 million ($141 million) outstanding under this program as of September 30, 2007, with an average interest rate of 4.30%.

As of September 30, 2007, we maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.0 billion each, with one expiring on April 17, 2008 and the other on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. There were no borrowings under either of these agreements as of September 30, 2007. In October 2007, we entered into a third credit agreement with a consortium of banks. This new agreement provides a revolving credit facility of $7.0 billion and expires on October 18, 2008. Interest on any amounts we borrow under this new facility would be charged at 90-day LIBOR plus 15 basis points.

In August 2003, we filed a $2.0 billion shelf registration statement under which we may issue debt securities in the United States. There was $225 million issued under this shelf registration statement at September 30, 2007, all of which consists of issuances under our UPS Notes program.

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

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of September 30, 2007.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which has been certified as a class action in a California federal court, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,200 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiff appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek backpay, compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted the Company’s Petition to hear the appeal of the trial court’s recent certification order. The appeal will likely take one year. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2006, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). On September 30, 2007, we reached a tentative new national master agreement with the Teamsters, subject to a ratification process that is expected to conclude in the fourth quarter of 2007. The tentative agreement provides for wage increases as well as contributions to healthcare and pension plans. Subject to ratification of the contract by union members, most economic provisions of the new five year agreement will take effect on August 1, 2008, with the exception of our withdrawal from the Central States multi-employer pension plan, as discussed further below. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These agreements run through July 31, 2009.

Our tentative contract with the Teamsters will allow us, upon ratification, to withdraw employees from the Central States, Southeast and Southwest Areas Pension Fund (the “Fund”) and to establish a jointly trusteed single-employer plan for this group. In connection with our withdrawal, we will make a pre-tax $6.1 billion payment to the Fund to cover our withdrawal liability. We anticipate recording a pre-tax $6.1 billion charge in the fourth quarter of 2007, or approximately $3.9 billion after-tax, to reflect our withdrawal from the Fund. Additionally, we have restored certain benefit levels to our employee group in the new jointly trusteed plan, which will result in the upfront recognition of a pension liability upon ratification of the agreement.

Apart from the Fund, we participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any such additional future contributions would have a material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for us on January 1, 2008, and we are currently evaluating the impact of adopting FAS 157 on our financial statements.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). The impact of this Interpretation is discussed in Note 13 to the consolidated financial statements.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30,	December 31,
	2007	2006
Energy Derivatives	$(99)	$10
Currency Derivatives	(39)	30
Interest Rate Derivatives	(51)	(79)

	$(189)	$(39)

Our market risks, hedging strategies, and financial instrument positions at September 30, 2007 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the third quarter of 2007 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2007	2.9	$74.95	2.9	$523
August 1 – August 31, 2007	2.9	76.39	2.9	304
September 1 – September 30, 2007	1.1	74.88	1.1	220

Total July 1 – September 30, 2007	6.9	$75.53	6.9	$220

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

On October 30, 2007, the Company announced that the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amount available under our February 2007 share repurchase authorization. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10.1	—	Credit Agreement (364-Day Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2007).

10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2007).

10.3	—	Credit Agreement (364-Day Facility) dated October 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as arranger and book manager, and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2007).

† 10.4	—	Form of First Amendment to Restricted Stock Award Agreement for Non-Management Directors under the Incentive Compensation Plan.

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 to “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).

† 12	—	Computation of Ratio of Earnings to Fixed Charges.

† 31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† 32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ D. SCOTT DAVIS
D. Scott Davis
Vice Chairman and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)