Form 10-K
period 2007-12-31
UNITED PARCEL SERVICE INC
filed 2008-02-29
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐                        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the class B common stock held by non-affiliates of the registrant was approximately $49,523,505,067 as of June 30, 2007. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

As of February 14, 2008, there were 342,043,020 outstanding shares of class A common stock and 692,320,301 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 8, 2008 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Overview

United Parcel Service, Inc. (“UPS”) is the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry, and a global leader in supply chain management. We were founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we deliver packages each business day for 1.8 million shipping customers to 6.1 million consignees in over 200 countries and territories. In 2007, we delivered an average of 15.75 million pieces per day worldwide, or a total of 3.97 billion packages. Total revenue in 2007 was $49.7 billion.

Our primary business is the time-definite delivery of packages and documents worldwide. In recent years, we have extended our service portfolio to include less-than-truckload transportation, primarily in the U.S., and supply chain services. We report our operations in three segments: U.S. Domestic Package operations, International Package operations, and Supply Chain & Freight operations.

•	U.S. Domestic Package. U.S. Domestic Package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

•

International Package. International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or distribution outside the United States.

•

Supply Chain & Freight. Supply Chain & Freight includes our forwarding and logistics operations, UPS Freight, and other related business units. Our forwarding and logistics business provides services in more than 175 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store) and UPS Capital.

Transportation and Infrastructure.    We operate a ground fleet approximately 100,000 vehicles, which reaches all business and residential zip codes in the contiguous U.S. We also operate an air fleet of about 600 aircraft, the ninth largest airline in the world. Our primary air hub is in Louisville, KY. Regional air hubs are located in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. Our largest international air hub is in Cologne, Germany, with other regional international hubs in Hong Kong, Singapore, Taiwan, Miami, FL and Pampanga, Philippines.

We have established a global transportation infrastructure and a comprehensive portfolio of services. We support these services with advanced operational and customer-facing technology. Our supply chain solutions enable customers’ inventory to move more effectively. As a consequence, they can concentrate on their own core competencies.

Outlook.    We believe that the following trends will allow us to continue to grow our business:

•

Globalization of trade is a worldwide economic reality, which will continue to expand as trade barriers are eliminated and large consumer markets, in particular China, India and Europe, experience economic growth.

•	Package shipments will increase as a result of just-in-time inventory management, greater use of the Internet for ordering goods, and direct-to-consumer business models.

•	Outsourcing supply chain management is becoming more prevalent, as customers increasingly view effective management of their supply chains as a strategic advantage rather than a cost center.

Our vision for the future is to synchronize the world of commerce, addressing the complexities of our customers’ supply chain needs. Our goal is to develop business solutions that create value and competitive advantages for our customers, enabling them to achieve supply chain efficiencies, better customer service for their customers and improved cash flow.

Operations

We believe that our integrated global network is the most extensive in the industry. It is the only network that handles all levels of service (air, ground, domestic, international, commercial, residential) through one integrated pickup and delivery service system.

U.S. Domestic Package

The U.S. business consists of air and ground delivery of small packages—up to 150 pounds in weight—and letters to and from all 50 states. It also provides guaranteed, time-definite delivery of certain heavy-weight packages. Substantially all of our U.S. small package delivery services are guaranteed.

This business is built on an integrated air and ground pick-up and delivery network. We believe that this model improves productivity and asset utilization, and provides the flexibility to transport packages using the most reliable and cost-effective transportation mode or combination of modes.

In 2006, we made the most significant upgrade ever to our U.S. ground package delivery network, accelerating the transit times for more than a half-million packages nationwide by one day or more. Additional lane enhancements were introduced in February 2008.

We believe that our broad product portfolio, reliable package delivery service, experienced and dedicated employees and unmatched, integrated air and ground network provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase domestic revenue through cross-selling services to our large and diverse customer base, to limit the rate of expense growth, and to employ technology-driven efficiencies to increase operating profit.

International Package

The International Package segment provides air and ground delivery of small packages and letters to 200 countries and territories around the world. Export services cross country boundaries; domestic services move shipments within a country’s borders. UPS’s global presence grew out of its highly refined U.S. domestic business.

•

Europe is our largest region outside the United States—accounting for approximately half of our international revenue. In Europe we provide both express and domestic service, much like the service portfolio we offer in the U.S., and based on the same integrated network.

•

Through more than two dozen alliances with Asian delivery companies that supplement company-owned operations, we currently serve more than 40 Asia Pacific countries and territories. Two of the fastest growing economies in the world, China and India, are among our most promising opportunities.

•

Our Canadian operations include both domestic and import/export capabilities. We deliver to all addresses throughout Canada. We are also the largest air cargo carrier and a leading logistics provider in Latin America and the Caribbean.

We have built a strong international presence through significant investments over several decades. Some of our recent acquisitions and investments include the following:

•

In 2005, we acquired Stolica in Poland and Lynx Express in the United Kingdom. These acquisitions strengthened our European network, increasing package delivery density, and hence, productivity, in these geographic areas.

•

In 2006, to capitalize on growth opportunities across the whole of Europe, we completed the expansion of our automated package sorting hub at the Cologne/Bonn airport in Germany. The expansion doubled the hub’s sorting capacity to 110,000 packages per hour, largely through the use of new automation technology.

•

In 2007, we implemented the largest service expansion of our international shipping portfolio in more than a decade. UPS began offering customers three, rather than two, daily time-definite delivery options to and from the world’s most active trading markets, giving customers greater flexibility in managing their businesses.

Growth in Asia is being driven by global demand, which is stimulating improved demographic and economic trends throughout the region, particularly in China and India. Over the last few years UPS has steadily increased air service between the U.S. and Asia.

•

In 2005, UPS became the first U.S. airline to launch non-stop service between the U.S. and Guangzhou, which is located in one of China’s fastest growing manufacturing regions. We also launched express delivery service for customers within China.

•

In 2006, we added another three daily flights between Shanghai, China and the U.S., and another new flight between Qingdao, China and Incheon, Korea. We also began direct air service between Shanghai and Cologne. Those flights support international express volume into and out of China, which has seen dramatic growth in recent years.

•

In 2007, we added six daily flights between the U.S. and Nagoya, Japan. This new service complements our 78 weekly flights into and out of Tokyo and Osaka, Japan. These flights will connect to Shanghai in 2008, enhancing intra-Asia service.

•

In 2007, we also announced plans for a new air hub in Shanghai, the first constructed in China by a U.S. carrier. Scheduled to open in 2008, it will link all of China via Shanghai to UPS’s international network with direct service to the Americas, Europe and Asia. It also will connect points served in China by UPS. Once this hub is operational, we will have the ability to add an unlimited number of flights between the U.S. and Shanghai.

The international package delivery market has been growing at a faster rate than that of the U.S., and our international package operations have historically been growing faster than the market. We plan to use our worldwide infrastructure and broad product portfolio to grow high-margin premium services. We will also implement cost, process and technology improvements in our international operations. We believe that both Europe and Asia offer significant opportunities for growth.

Supply Chain & Freight Segment

The Supply Chain & Freight segment consists of our forwarding and logistics capabilities as well as our freight business unit.

In recent years we extended our service portfolio into heavy air and ground forwarding through two acquisitions. In 2005 we acquired Menlo Worldwide Forwarding, which forms the basis for our time-definite, guaranteed air forwarding service. In the same year, we acquired Overnite Corp., a LTL service, which offers a full range of regional, inter-regional and long-haul LTL capabilities in all 50 states, Canada, Puerto Rico, Guam, the Virgin Islands and Mexico. Overnite Corp. was rebranded as UPS Freight in 2006.

In today’s global economy, companies’ supply chains are growing increasingly complex, as shown in Diagram 1 below. Many of our customers, large and small, have outsourced all or part of their supply chains to streamline and gain efficiencies, to improve service, to support new business models and to strengthen their balance sheets.

This increasing complexity creates demand for a global service offering that incorporates transportation, distribution and international trade services with financial and information services. We believe that we can capitalize on this opportunity because:

•	We manage supply chains in over 175 countries and territories, with about 35 million square feet of distribution space worldwide.

•

We focus on supply chain optimization, freight forwarding, international trade services and management-based solutions for our customers rather than solely on more traditional asset-based logistics such as warehouses and vehicle fleets.

•	We provide a broad range of transportation solutions to customers worldwide, including air, ocean and ground freight, as well as customs brokerage, and trade and materials management.

•

We provide service, information technology systems and distribution facilities adapted to the unique supply chains of specific industries such as healthcare, technology, and consumer/retail. We call this “configurable solutions.” In a configurable solution, multiple customers share standardized IT systems and processes as well as a common network of assets. A configurable solution is repeatable for multiple customers and has a transportation component.

•

We offer a portfolio of financial services that provides customers with short-term and long-term financing, secured lending, working capital, government guaranteed lending, letters of credit, global trade financing, credit cards and equipment leasing.

Our growth strategy is to increase the number of customers benefiting from configurable supply chain solutions and to increase the amount of small package transportation from these customers. We intend to leverage our small package and freight customers through cross-selling the full complement of UPS services.

Products and Services

Our goal is to provide our customers with easy-to-use products and services. We seek to streamline their shipment processing and integrate critical transportation information into their own business processes, helping them create supply chain efficiencies, better serve their customers and improve their cash flows. These products and services support LTL and air freight shipments, as well as small package transportation. UPS offers a variety of technology solutions for automated shipping, visibility and billing. We believe we have the most comprehensive suite of such services in the industry.

Global Small Package.    Our global small package portfolio consists of air and ground services for package delivery to over 200 countries, providing delivery within one-to-two business days to the world’s major business centers. We offer a spectrum of export and domestic services. Export services are those provided for packages crossing a country’s borders, while domestic services are for packages that stay within the borders of a single country. We provide domestic services in 23 major countries outside the United States. This portfolio includes guaranteed delivery options to major cities around the world. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth. We offer same-day pickup of air and ground packages. We also offer worldwide customs clearance service for any mode of transportation.

Additional products that provide enhanced shipping, visibility, billing and returns services are available to customers who require customized package solutions.

Our enhanced, data-driven package pick-up and delivery technology is the basis for new services introduced in 2007. For example, UPS Delivery Intercept enables a shipper to reroute a package while it is in transit. And UPS Proactive Response provides support to customers who require even greater control of their shipments. Shipments sent using this service are constantly monitored from pickup to delivery, watching for problems or delays, at which point prearranged intervention steps commence.

We provide our customers with easy access to UPS. There are approximately 150,000 domestic and international access points to UPS. These include: nearly 40,000 branded drop-boxes, more than 1,000 UPS Customer Centers, over 5,800 independently owned and operated The UPS Store® and Mail Boxes Etc.® locations worldwide (over 4,400 in the U.S.), more than 2,400 alliance partner locations, in excess of 15,000 Authorized Shipping Outlets and commercial counters, and more than 85,000 UPS drivers who can accept packages given to them.

Supply Chain Services.    Our freight forwarding and logistics businesses meet customers’ supply chain needs through a comprehensive portfolio of services, including:

•

Freight Forwarding: international air, full container load (“FCL”) and less than container load (“LCL”) ocean, rail and ground freight for all size shipments utilizing UPS and other carriers, and multimodal transportation network management.

•

Logistics and Distribution: supply chain management, distribution center design, planning and management, order fulfillment, inventory management, receiving and shipping, critical parts logistics, reverse logistics and cross docking.

•	International Trade Management: customs brokerage and international trade consulting.

•	Industry-specific Solutions: for healthcare, retail, high tech, automotive, industrial manufacturing and government customers.

•	UPS CapitalSM provides asset-based lending, global trade finance and export-import lending services.

Freight Services.    UPS Freight provides LTL services through a network of owned and leased service centers and carrier partnerships. UPS Freight also provides our customers with truckload and dedicated truckload transportation solutions. Since expanding into the freight transport market, we have enhanced our value proposition through improvements in technology, operations and the customer experience. These efforts have resulted in expanded market presence, despite a challenging economic environment. Significant service and reliability improvements for freight transportation enabled us to implement a no-fee, guaranteed delivery service in early 2008.

Technology

Technology is the backbone of everything we do at UPS. It is at the heart of customer access to the company.

•

UPS.com processes over 15 million package tracking transactions daily. A growing number of those tracking requests now come from customers in countries that have wireless access to UPS tracking information.

•

Package tracking, pickup requests, rate quotes, account opening, wireless registration, drop-off locator, transit times and supply ordering services are all available at customers’ desktops or laptops. The site also displays full domestic and international service information and allows customers to process outbound shipments as well as return labels for their customers.

•

Businesses in a number of countries also can download UPS OnLine Tools SM to their own websites for direct use by their customers. This allows users to access the information they need without leaving our customers’ websites.

•

In 2007, we integrated all freight products, including international air freight forwarding shipments, into our small package visibility systems. Now a shipper can view the status of package and freight shipments from a single web page.

Technology is also the foundation for process improvements within UPS that enhance productivity, improve efficiency and reduce costs. The most comprehensive improvement to our U.S. small package handling facilities was completed in 2007. This multi-year effort re-engineered our domestic business, based on a data-driven platform, and included software, hardware and process changes. It enables a package center to produce an optimized dispatch plan for every driver and detailed loading instructions for every vehicle before center employees handle any packages. This plan reduces mileage driven, resulting in substantial savings in fuel usage. The re-engineered system provides the basis for unique customer-focused services based on the customer-specific data which powers the system.

Sales and Marketing

The UPS worldwide sales organization is responsible for the complete spectrum of UPS products and services. This field sales organization consists primarily of locally based account executives assigned to our individual operating units. For our largest multi-shipping-site customers, we manage sales through an organization of regionally based account managers, reporting directly to executive management.

Our sales force also includes specialized groups that work with our general sales organization to support the sale of customer technology solutions, international package delivery, LTL and freight transportation, and warehousing and distribution services.

In 2007, we completed a major sales force reorganization to better align our sales resources and integrate with customer business processes. Our goal is to enhance the customer experience when dealing with the extensive scope of UPS capabilities, at any point in the shipping or supply chain management process.

Our worldwide marketing organization also supports global small package and our supply chain and freight businesses. Our corporate marketing function is engaged in market and customer research, brand management, rate-making and revenue management policy, new product development, product portfolio management, marketing alliances and e-commerce, including the non-technical aspects of our web presence. Advertising, public relations, and most formal marketing communications are centrally developed and controlled.

In addition to our corporate marketing group, field-based marketing personnel are assigned to our individual operating units and are primarily engaged in business planning, bid preparation and revenue management activities. These local marketing teams support the execution of corporate initiatives while also managing limited promotional and public relations activities pertinent to their local markets.

Employees

As of December 31, 2007, we had approximately 425,300 employees.

Approximately 246,000 of our employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters

(“Teamsters”). These agreements run through July 31, 2008. At the end of 2007, UPS Teamster-represented employees ratified a new five-year labor contract which will take effect on August 1, 2008 and run through July 31, 2013.

We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”). The current contract becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 2,900). These agreements run through July 31, 2009.

We believe that our relations with our employees are good. Every year we survey all our employees to determine their level of job satisfaction. Areas of concern receive management attention as we strive to keep UPS the employer of choice among our employees.

We consistently receive numerous awards and wide recognition as an employer-of-choice, resulting in part from our emphasis on diversity and corporate citizenship.

Competition

We are the largest package delivery company in the world, in terms of both revenue and volume. We offer a broad array of services in the package and freight delivery industry and, therefore, compete with many different local, regional, national and international companies. Our competitors include worldwide postal services, various motor carriers, express companies, freight forwarders, air couriers and others. Through our supply chain service offerings, we compete with a number of participants in the supply chain, financial services and information technology industries.

Competitive Strengths

Our competitive strengths include:

Integrated Global Network.    We believe that our integrated global ground and air network is the most extensive in the industry. It is the only network that handles all levels of service (air, ground, domestic, international, commercial, residential) through a single pickup and delivery service system.

Our sophisticated engineering systems allow us to optimize our network efficiency and asset utilization on a daily basis. This unique, integrated global business model creates consistent and superior returns.

We believe we have the most comprehensive integrated delivery and information services portfolio of any carrier in Europe. In other regions of the world, we rely on both our own and local service providers’ capabilities to meet our service commitments.

Leading-edge Technology.    We are a global leader in developing technology that helps our customers optimize their shipping and logistics business processes to lower costs, improve service and increase efficiency.

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

Broad, Portfolio of Services.    Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements. Increasingly, our customers benefit from business solutions that integrate many UPS services in addition to package delivery. For example, our supply chain services—such as freight forwarding, customs brokerage, order fulfillment, and returns management—help improve the efficiency of the supply chain management process.

Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.8 million pick-up customers and 6.1 million delivery customers daily. Cross-selling small package, supply chain and freight services across our customer base is an important growth mechanism for the company.

Brand Equity.    We have built a leading and trusted brand in our industry—a brand that stands for quality service, reliability and product innovation. The distinctive appearance of our vehicles and the friendliness and helpfulness of our drivers are major contributors to our brand equity.

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

Our long-standing policy of “promotion from within” complements our tradition of employee ownership, and this policy reduces the need for us to hire managers and executive officers from outside UPS. The majority of our management team began their careers as full-time or part-time hourly UPS employees, and have spent their entire careers with us. Many of our executive officers have more than 30 years of service with UPS and have accumulated a meaningful ownership stake in our company. Therefore, our executive officers have a strong incentive to effectively manage UPS, which benefits all our shareowners.

Financial Strength.    Our balance sheet reflects financial strength that few companies can match. As of December 31, 2007, we had a balance of cash and marketable securities of approximately $2.604 billion and shareowners’ equity of $12.183 billion. We carry long-term debt ratings of AA- / Aa2 from Standard & Poor’s and Moody’s, respectively, reflecting our strong capacity to service our obligations. Our financial strength gives us the resources to achieve global scale; to make investments in technology, transportation equipment and buildings; to pursue strategic opportunities which will facilitate our growth; and to return value to our shareowners in the form of increasing dividends and share repurchases.

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

FAA regulations mandate an aircraft corrosion control program, and aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2007 were $15 million. The future cost of repairs pursuant to these programs may fluctuate. All mandated repairs have been completed, or are scheduled to be completed, within the timeframes specified by the FAA.

Our ground transportation of packages in the U.S. is subject to the DOT’s jurisdiction with respect to the regulation of routes and to both the DOT’s and the states’ jurisdiction with respect to the regulation of safety, insurance and hazardous materials.

We are subject to similar regulation in many non-U.S. jurisdictions. In addition, we are subject to non-U.S. government regulation of aviation rights involving non-U.S. jurisdictions, and non-U.S. customs regulation.

The Postal Reorganization Act of 1970 created the U.S. Postal Service as an independent establishment of the executive branch of the federal government, and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission. We participate in the proceedings before the Postal Rate Commission in an attempt to secure fair postal rates for competitive services.

We are subject to numerous other laws and regulations in connection with our non-package businesses, including customs regulations, Food and Drug Administration regulation of our transportation of pharmaceuticals, and state and federal lending regulations.

Where You Can Find More Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge through the investor relations page of our website, located at www.shareholder.com/ups, as soon as reasonably practicable after they are filed with or furnished to the SEC. Additional information about UPS is available at www.ups.com. Our sustainability report, which presents the highlights of our activities that support our commitment to acting responsibly and contributing to society, is available at www.sustainability.ups.com .

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

Our Corporate Governance Guidelines and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available in the governance section of the investor relations page of our website.

See Footnote 12 to our consolidated financial statements for financial information regarding our reporting segments and geographic areas in which we operate.

Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President, Chief Operating Officer, and President—UPS Airlines	52	Senior Vice President, Chief Operating Officer and President, UPS Airlines (2007 – present), Senior Vice President and President, UPS International (2003 – 2007), UPS/Fritz Companies Integration Manager (2001 – 2002).

David A. Barnes Senior Vice President and Chief Information Officer	52	Senior Vice President and Chief Information Officer (2005 – present), Corporate Information Services Portfolio Coordinator (2001 – 2004).

Daniel J. Brutto Senior Vice President and President, UPS International	51	Senior Vice President and President, UPS International (2008 – present), President, Global Freight Forwarding (2006-2007), Corporate Controller (2004 – 2006), Vice President (1997 – 2004).

D. Scott Davis Chairman and Chief Executive Officer	56	Chairman and Chief Executive Officer (2008 – present), Vice Chairman (2006 – 2007), Senior Vice President (2001-2007), Chief Financial Officer and Treasurer (2001 – 2007), Director (2006 – present).

Alan Gershenhorn Senior Vice President	49	Senior Vice President, Worldwide Sales and Marketing (2008 – present), Senior Vice President and President, UPS International (2007), President, UPS Supply Chain Solutions – Asia and Europe (2006), President, UPS Supply Chain Solutions – Shared Services (2005), President, United Parcel Service Canada, Ltd. (2002 – 2004).

Allen E. Hill Senior Vice President	52	Senior Vice President, Human Resources (2007 – present), Senior Vice President, Human Resources and Public Affairs (2006 – 2007), Senior Vice President, General Counsel and Corporate Secretary (2004 – 2006), Corporate Legal Department Manager (1995 – 2004).

Kurt P. Kuehn Senior Vice President, Chief Financial Officer and Treasurer	53	Senior Vice President, Chief Financial Officer and Treasurer (2008 – present), Senior Vice President, Worldwide Sales and Marketing (2004 – 2007), Vice President, Investor Relations (1999 – 2003).

Teri P. McClure Senior Vice President, General Counsel and Corporate Secretary	44	Senior Vice President, General Counsel and Corporate Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006), Compliance Department Manager (2004 – 2005), District Manager (2003 – 2005), and Vice President (1999 – 2003).

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
John J. McDevitt Senior Vice President	49	Senior Vice President, Global Transportation Services and Labor Relations (2005 – present), Senior Vice President, Strategic Integration (2003 – 2005), Air Region Manager (2000 – 2002).

Christine M. Owens Senior Vice President	52	Senior Vice President, Communications and Brand Management (2005 – present), Corporate Transportation Group Manager (2004 – 2005), Region Manager (1997 – 2004).

Robert E. Stoffel Senior Vice President	52	Senior Vice President, Engineering, Strategy and Supply Chain Distribution (2007 – present), Senior Vice President of Supply Chain Group (2004 – 2007), President, UPS Supply Chain Solutions, Inc. (2002 – 2003), Vice President, UPS Logistics Group, Inc. (2000 – 2002).

James F. Winestock Senior Vice President	56	Senior Vice President, U.S. Operations (2004 – present), Region Manager (1998 – 2003).

Item 1A.	Risk Factors

Information about risk factors can be found in Item 7 of this report under the caption “Risk Factors”.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Operating Facilities

We own our headquarters, which are located in Atlanta, Georgia and consist of about 735,000 square feet of office space on an office campus, and our UPS Supply Chain Solutions group’s headquarters, which are located in Alpharetta, Georgia and consist of about 310,000 square feet of office space.

We also own our 27 principal U.S. package operating facilities, which have floor spaces that range from about 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,100 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

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

UPS Freight operates approximately 270 service centers with a total of 6.3 million square feet of floor space. UPS Freight owns 200 of these service centers, while the remainder are occupied under operating lease agreements. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 240,000 square feet of office space.

Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S., known as Worldport, is located in Louisville, KY. The Worldport facility consists of over 4.1 million square feet and the site includes approximately 596 acres. We are able to sort over 300,000 packages per hour in the Worldport facility. We also have regional air hubs in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and our Asia-Pacific air hub is located in Taipei, Taiwan. Our intra-Asia air hub is located at Clark Air Force Base in Pampanga, Philippines, our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, FL.

In 2007, work continued on our Worldport facility that will increase sorting capacity over the next five years by 37 percent to 416,000 packages per hour. The expansion involves the addition of two aircraft load / unload wings to the hub building, followed by the installation of high-speed conveyor and computer control systems. The overall size of the Worldport facility will increase by 1.1 million square feet to 5.2 million square feet, and the facility will be able to accommodate the Boeing 747-400 aircraft currently on order. The expansion will cost over $1 billion and is expected to be completed by 2010.

Over the past five years, UPS has invested about $600 million in China, including a successful transition to become the first wholly-owned foreign express carrier in the country. In 2007, UPS broke ground for the UPS International Air Hub at Pudong International Airport, which will be built on a parcel totaling 1 million square feet and will open during 2008. Rapid expansion is planned to a sorting capacity of 17,000 pieces per hour. The new hub will link all of China via Shanghai to UPS’s international network with direct service to the Americas, Europe and Asia. It also will connect points served in China by UPS through a dedicated service provided by Yangtze River Express, a Chinese all-cargo airline.

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

Fleet

Aircraft

The following table shows information about our aircraft fleet as of December 31, 2007:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
McDonnell-Douglas DC-8-71	20	—	—	—
McDonnell-Douglas DC-8-73	26	—	—	—
Boeing 727-100	8	—	—	—
Boeing 727-200	2	—	—	—
Boeing 747-100	7	—	—	—
Boeing 747-200	4	—	—	—
Boeing 747-400F	3	—	9	—
Boeing 747-400BCF	—	—	2	—
Boeing 757-200	75	—	—	—
Boeing 767-300	32	—	27	—
Boeing MD-11	38	—	—	—
Airbus A300-600	53	—	—	—
Other	—	311	—	—

Total	268	311	38	—

We maintain an inventory of spare engines and parts for each aircraft.

All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

During 2007, we placed into service 10 Boeing MD-11 aircraft and 3 Boeing 747-400F aircraft. In February 2007, we announced an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012. We also have firm commitments to purchase nine Boeing 747-400F aircraft scheduled for delivery between 2008 and 2010 and two Boeing 747-400BCF aircraft scheduled for delivery during 2008. Also, during 2007 we sold 21 727-100 aircraft, with eight remaining to be sold in 2008. In addition, we terminated the agreement to purchase 10 Airbus A380-800 freighter aircraft including the options to purchase 10 additional A380-800 aircraft.

Vehicles

We operate a ground fleet of approximately 100,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of over 26,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have about 41,000 containers used to transport cargo in our aircraft.

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

•

Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have over 4,450 drivers who have driven for 25 years or more without an avoidable accident.

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

In another case, Cornn v. UPS, which was certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS settled this matter in full for a total payment of $87 million in the second quarter of 2007. The settlement had no impact on our 2007 operating results as it was accrued for previously during the third quarter of 2006.

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

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the re-branding of Mail Boxes Etc. centers to The UPS Store, the The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories.

We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS and UPS Freight, along with several other companies involved in the LTL freight business, have been named as defendants in numerous putative class-action lawsuits filed since July 30, 2007 in courts across the nation. The cases have been consolidated for pretrial purposes in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

Other Matters

We received grand jury subpoenas from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the DOJ’s investigations into air cargo pricing practices in July 2006 and into freight forwarding pricing practices in December 2007. In October 2007, we received information requests from the European Commission and the New Zealand Commerce Commission relating to investigations of freight forwarding pricing practices. We are cooperating with these investigations.

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

The following is a summary of our Class B common stock price activity and dividend information for 2007 and 2006. Our Class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

	High	Low	Close	Dividends Declared
2007:
First Quarter	$75.98	$68.66	$70.10	$0.42
Second Quarter	$74.48	$69.54	$73.00	$0.42
Third Quarter	$78.99	$72.70	$75.10	$0.42
Fourth Quarter	$77.00	$70.00	$70.72	$0.42
2006:
First Quarter	$80.16	$72.74	$79.38	$0.38
Second Quarter	$83.99	$77.55	$82.33	$0.38
Third Quarter	$83.00	$65.50	$71.94	$0.38
Fourth Quarter	$79.72	$71.95	$74.98	$0.38

As of January 31, 2008, there were 171,519 and 17,454 record holders of Class A and Class B common stock, respectively.

The policy of our Board of Directors is to declare dividends each year out of current earnings. The declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

On January 31, 2008, our Board declared a dividend of $0.45 per share, which is payable on March 4, 2008 to shareowners of record on February 11, 2008.

On October 30, 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amount available under our February 2007 share repurchase authorization. In January 2008, the Board of Directors approved an increase in our share repurchase authorization to $10.0 billion, as part of a new financial policy. Unless terminated earlier, the program will expire when we have purchased all shares authorized for repurchase under the program.

A summary of repurchases of our Class A and Class B common stock during the fourth quarter of 2007 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31, 2007	2.1	$75.58	2.1	$60
November 1—November 30, 2007	3.8	72.19	3.8	1,725
December 1—December 31, 2007	2.2	73.04	2.2	1,566

Total October 1—December 31, 2007	8.1	$73.31	8.1	$1,566

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

Shareowner Return Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.

The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the S&P 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2002 in the S&P 500 Index, the Dow Jones Transportation Average, and the class B common stock of United Parcel Service, Inc.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
United Parcel Service, Inc.	$100.00	$119.89	$139.55	$124.88	$127.08	$122.64
S&P 500 Index	$100.00	$128.68	$142.68	$149.69	$173.33	$182.85
Dow Jones Transportation Average	$100.00	$131.84	$168.39	$188.00	$206.46	$209.40

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans under which our Class A common stock is authorized for issuance. These plans do not authorize the issuance of our Class B common stock.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Equity compensation plans approved by security holders	33,493,586	$36.12	44,589,843
Equity compensation plans not approved by security holders	—	N/A	—

Total	33,493,586	$36.12	44,589,843

Our shareowners have approved the United Parcel Service, Inc. Incentive Compensation Plan and the United Parcel Service, Inc. Discounted Employee Stock Purchase Plan. The material features of each of these plans are described in Note 11 to our consolidated financial statements included in this Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2007 (amounts in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$30,985	$30,456	$28,610	$26,960	$25,362
International Package	10,281	9,089	7,977	6,809	5,609
Supply Chain & Freight	8,426	8,002	5,994	2,813	2,514

Total revenue	49,692	47,547	42,581	36,582	33,485
Operating expenses:
Compensation and benefits	31,745	24,421	22,517	20,823	19,251
Other	17,369	16,491	13,921	10,770	9,789

Total operating expenses	49,114	40,912	36,438	31,593	29,040
Operating profit (loss):
U.S. Domestic Package	(1,531)	4,923	4,493	3,702	3,657
International Package	1,831	1,710	1,494	1,149	732
Supply Chain and Freight	278	2	156	138	56

Total operating profit	578	6,635	6,143	4,989	4,445
Other income (expense):
Investment income	99	86	104	82	18
Interest expense	(246)	(211)	(172)	(149)	(121)
Gain on redemption of long-term debt	—	—	—	—	28

Income before income taxes	431	6,510	6,075	4,922	4,370
Income tax expense	(49)	(2,308)	(2,205)	(1,589)	(1,472)

Net income	$382	$4,202	$3,870	$3,333	$2,898

Per share amounts:
Basic earnings per share	$0.36	$3.87	$3.48	$2.95	$2.57
Diluted earnings per share	$0.36	$3.86	$3.47	$2.93	$2.55
Dividends declared per share	$1.68	$1.52	$1.32	$1.12	$0.92
Weighted average shares outstanding:
Basic	1,057	1,085	1,113	1,129	1,128
Diluted	1,063	1,089	1,116	1,137	1,138

	As of December 31,
	2007	2006	2005	2004	2003
Selected Balance Sheet Data
Cash and marketable securities	$2,604	$1,983	$3,041	$5,197	$3,952
Total assets	39,042	33,210	34,947	32,847	29,734
Long-term debt	7,506	3,133	3,159	3,261	3,149
Shareowners’ equity	12,183	15,482	16,884	16,378	14,852

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2007	2006	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,738	$6,778	$(40)	(0.6)%
Deferred	3,359	3,424	(65)	(1.9)
Ground	20,888	20,254	634	3.1

Total U.S. Domestic Package	30,985	30,456	529	1.7
International Package:
Domestic	2,177	1,950	227	11.6
Export	7,488	6,554	934	14.3
Cargo	616	585	31	5.3

Total International Package	10,281	9,089	1,192	13.1
Supply Chain & Freight:
Forwarding and Logistics	5,911	5,681	230	4.0
Freight	2,108	1,952	156	8.0
Other	407	369	38	10.3

Total Supply Chain & Freight	8,426	8,002	424	5.3

Consolidated	$49,692	$47,547	$2,145	4.5%

Average Daily Package Volume (in thousands):			#
U.S. Domestic Package:
Next Day Air	1,277	1,267	10	0.8%
Deferred	974	993	(19)	(1.9)
Ground	11,606	11,537	69	0.6

Total U.S. Domestic Package	13,857	13,797	60	0.4
International Package:
Domestic	1,132	1,108	24	2.2
Export	761	689	72	10.4

Total International Package	1,893	1,797	96	5.3

Consolidated	15,750	15,594	156	1.0%

Operating days in period	252	253

Average Revenue Per Piece:			$
U.S. Domestic Package:
Next Day Air	$20.94	$21.14	$(0.20)	(0.9)%
Deferred	13.69	13.63	0.06	0.4
Ground	7.14	6.94	0.20	2.9
Total U.S. Domestic Package	8.87	8.73	0.14	1.6
International Package:
Domestic	7.63	6.96	0.67	9.6
Export	39.05	37.60	1.45	3.9
Total International Package	20.26	18.70	1.56	8.3
Consolidated	$10.24	$9.88	$0.36	3.6%

	Year Ended December 31,		Change
	2006	2005	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,778	$6,381	$397	6.2%
Deferred	3,424	3,258	166	5.1
Ground	20,254	18,971	1,283	6.8

Total U.S. Domestic Package	30,456	28,610	1,846	6.5
International Package:
Domestic	1,950	1,588	362	22.8
Export	6,554	5,856	698	11.9
Cargo	585	533	52	9.8

Total International Package	9,089	7,977	1,112	13.9
Supply Chain & Freight:
Forwarding and Logistics	5,681	4,859	822	16.9
UPS Freight	1,952	797	1,155	144.9
Other	369	338	31	9.2

Total Supply Chain & Freight	8,002	5,994	2,008	33.5

Consolidated	$47,547	$42,581	$4,966	11.7%

Average Daily Package Volume (in thousands):			#
U.S. Domestic Package:
Next Day Air	1,267	1,228	39	3.2%
Deferred	993	946	47	5.0
Ground	11,537	11,044	493	4.5

Total U.S. Domestic Package	13,797	13,218	579	4.4
International Package:
Domestic	1,108	916	192	21.0
Export	689	616	73	11.9

Total International Package	1,797	1,532	265	17.3

Consolidated	15,594	14,750	844	5.7%

Operating days in period	253	254

Average Revenue Per Piece:			$
U.S. Domestic Package:
Next Day Air	$21.14	$20.46	$0.68	3.3%
Deferred	13.63	13.56	0.07	0.5
Ground	6.94	6.76	0.18	2.7
Total U.S. Domestic Package	8.73	8.52	0.21	2.5
International Package:
Domestic	6.96	6.83	0.13	1.9
Export	37.60	37.43	0.17	0.5
Total International Package	18.70	19.13	(0.43)	(2.2)
Consolidated	$9.88	$9.62	$0.26	2.7%

The following tables set forth information showing the change in UPS Freight’s less-than-truckload (“LTL”) revenue, shipments, and gross weight hauled, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2007	2006	$	%
LTL revenue (in millions)	$2,013	$1,831	$182	9.9%
LTL revenue per LTL hundredweight	$17.41	$15.93	$1.48	9.3%

LTL shipments (in thousands)	10,481	9,638	843	8.7%
LTL shipments per day (in thousands)	41.4	38.2	3.2	8.3%

LTL gross weight hauled (in millions of pounds)	11,560	11,498	62	0.5%
LTL weight per shipment	1,103	1,193	(90)	(7.5)%

Operating days in period	253	252

	Year Ended December 31,		Change
	2006	2005	$	%
LTL revenue (in millions)	$1,831	$754	$1,077	142.8%
LTL revenue per LTL hundredweight	$15.93	$15.53	$0.40	2.6%

LTL shipments (in thousands)	9,638	4,113	5,525	134.3%
LTL shipments per day (in thousands)	38.2	40.7	(2.5)	(6.1)%

LTL gross weight hauled (in millions of pounds)	11,498	4,855	6,643	136.8%
LTL weight per shipment	1,193	1,180	13	1.1%

Operating days in period	252	101

Overnite Corp., now known as UPS Freight, was acquired on August 5, 2005. The information presented above reflects the performance of UPS Freight for the period subsequent to the date of acquisition.

Operating Profit and Margin

The following tables set forth information showing the change in operating profit (loss), both in dollars (in millions) and in percentage terms, for each reporting segment:

	Year Ended December 31,		Change
	2007	2006	$	%
Reporting Segment
U.S. Domestic Package	$(1,531)	$4,923	$(6,454)	N/A
International Package	1,831	1,710	121	7.1%
Supply Chain & Freight	278	2	276	N/A

Consolidated Operating Profit	$578	$6,635	$(6,057)	(91.3)%

	Year Ended December 31,		Change
	2006	2005	$	%
Reporting Segment
U.S. Domestic Package	$4,923	$4,493	$430	9.6%
International Package	1,710	1,494	216	14.5
Supply Chain & Freight	2	156	(154)	(98.7)

Consolidated Operating Profit	$6,635	$6,143	$492	8.0%

The following table sets forth information showing the operating margin for each reporting segment:

	Year Ended December 31,
	2007	2006	2005
Reporting Segment
U.S. Domestic Package	(4.9)%	16.2%	15.7%
International Package	17.8%	18.8%	18.7%
Supply Chain & Freight	3.3%	0.0%	2.6%
Consolidated Operating Margin	1.2%	14.0%	14.4%

U.S. Domestic Package Operations

2007 compared to 2006

U.S. Domestic Package revenue increased $529 million, or 1.7%, in 2007, due to a 1.6% improvement in revenue per piece and a 0.4% increase in average daily package volume. Next Day Air volume increased 0.8% and Ground volume increased 0.6% for the year, largely as a result of a solid peak season in the fourth quarter, when our Next Day Air volume rose 2.2% and Ground volume increased 1.5%. Deferred air volume declined 1.9% in 2007. Our domestic air and ground products have been impacted by the slowing U.S. economy and weak small package market in 2007. Trends in U.S. industrial production and business-to-consumer shipments in 2007 have not been favorable to the overall small package market, which places pressure on our domestic package volume.

The increase in overall revenue per piece of 1.6% in 2007 resulted primarily from a rate increase that took effect earlier in the year, but was negatively impacted by lower fuel surcharge revenue and an unfavorable shift in product mix. Next Day Air revenue per piece declined 0.9%, and was negatively impacted by strong growth in our lower-yielding Next Day Air Saver products. Deferred revenue per piece increased only 0.4%. The change in revenue per piece for all our air products was negatively impacted by a lower fuel surcharge rate (discussed further below). Ground revenue per piece increased 2.9%, primarily due to the rate increase, but was also impacted slightly by a higher fuel surcharge due to higher diesel fuel prices in 2007 compared with 2006. Overall product mix reduced revenue per piece, as our premium air products suffered volume declines while our ground volume grew 0.6%.

Consistent with the practice in previous years, a rate increase took effect on January 1, 2007. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. Other pricing changes included a $0.10 increase in the residential surcharge, and a $0.75 increase in the charge for undeliverable packages after three delivery attempts.

In January 2007, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 12.17% in 2007, a decline from the 14.02% in 2006, primarily due to the 2% reduction in the index. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 4.30% in 2007, an increase from 4.13% in 2006, due to higher diesel fuel prices. As a result of the air products index rate reduction and fuel market price movements, total domestic fuel surcharge revenue decreased by $110 million in 2007.

U.S. Domestic Package incurred an operating loss of $1.531 billion in 2007, compared with a $4.923 billion operating profit in 2006, largely due to a $6.100 billion charge related to our withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”). Additionally, Domestic Package operating results were negatively impacted by low revenue growth, an aircraft impairment charge, and a special voluntary separation opportunity (“SVSO”) charge. The aircraft impairment and SVSO charges reduced domestic operating profit by $159 million and $53 million, respectively. These factors were partially offset by cost controls, including, among other categories, lower self-insurance expense. The expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities declined as a result of several factors. The Central States Pension Fund withdrawal, aircraft impairment, and SVSO charges, as well as the impact of lower self-insurance expense, are discussed further in the “Operating Expenses” section.

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

In January 2006, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge was subject to a maximum cap of 12.50% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. This fuel surcharge continued to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 14.02% in 2006, as compared with 10.23% in 2005. Additionally, the UPS Ground fuel surcharge continued to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 4.13% in 2006, as compared to 2.86% in 2005. Total domestic fuel surcharge revenue increased by $542 million in 2006, due to higher jet and diesel fuel prices, volume growth, and the modifications to our fuel surcharges noted above. These fuel surcharges are used to provide some protection against the increased fuel expense that we incur due to higher fuel prices, as well as the increased purchased transportation expense which is also affected by higher fuel prices.

U.S. Domestic Package operating profit increased $430 million, or 9.6%, for the year, and the operating margin increased by approximately 50 basis points to 16.2%. This increase was primarily a result of the revenue growth described previously, combined with efficiencies from leveraging our integrated ground and air networks. The 2006 operating profit for our U.S. Domestic Package segment was negatively impacted by the settlement of a class action litigation (see “Contingencies” section below), which resulted in an $87 million charge to expense. Operating profit for this segment was positively affected as a result of lower expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities in 2006 compared with 2005.

International Package Operations

2007 compared to 2006

International Package revenue improved $1.192 billion, or 13.1% in 2007, driven by a 10.4% volume increase for our export products and an 8.3% increase in total revenue per piece. The growth in revenue per piece was positively impacted by base rate increases and the weakening of the U.S. Dollar against several major foreign currencies in 2007, but was adversely affected by a lower fuel surcharge rate applied to our U.S. origin international air products.

Export volume increased throughout the world. Asian export volume grew strongly in key markets during the year, especially China. Asian export volume continues to benefit from our geographic service expansion, as well as strong economic growth, which benefits our intra-Asian package business. To continue this expansion, we received authority in 2007 to operate six daily flights between the U.S. and Nagoya, Japan. We are also constructing a package and freight air hub in Shanghai, China that is expected to open in 2008. This hub will link Shanghai to our international air network, with direct service to Europe, Asia, and the Americas.

European export volume also grew solidly, largely due to continued growth in the transborder business and improved economic and industrial output in the European Union. U.S. export volume increased at a slower pace. Non-U.S. domestic volume increased 2.2% for the year, and was impacted by growth in several major European countries and Canada.

Export revenue per piece increased 3.9% for the year, largely due to rate increases and favorable exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products, and a reduction in certain fuel surcharge rates. Non-U.S. domestic revenue per piece increased 9.6% for the year, and was affected by rate increases and favorable exchange rates. Total average revenue per piece increased 2.7% on a currency-adjusted basis, and the overall change in segment revenue was positively affected by $464 million in 2007 due to currency fluctuations, net of hedging activity.

In January 2007, we increased rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

Also in January 2007, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions. Total international fuel surcharge revenue increased by $12 million during the year due to increased volume, but was partially offset by the reduction in the fuel surcharge index.

International Package operating profit increased $121 million, or 7.1%, for the year, primarily due to the volume and revenue per piece improvements described above. The change in operating profit was also positively affected by $153 million during the year due to favorable currency exchange rates, net of hedging activity. International Package operating profit was adversely affected in 2007 by charges related to the aircraft impairment ($62 million) and the SVSO ($7 million), both of which are discussed further in the “Operating Expenses” section. Operating profit was negatively impacted by fuel, as the increase in fuel surcharge revenue was more than offset by the increase in fuel expense. The adverse impact of the aircraft impairment, SVSO charge, and fuel were the primary causes of the 100 basis point decline in operating margin to 17.8%.

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

Also in January 2006, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The air fuel surcharge continued to remain subject to a maximum cap of 12.5% through June 4, 2006. Effective June 5, 2006, we reduced the index by another 2% and no longer applied a cap to the air fuel surcharge. The fuel surcharge for products originating outside the United States continued to be indexed to fuel prices in our different international regions, depending upon where the shipment took place. Total international fuel surcharge revenue increased by $189 million during the year due to higher jet fuel prices and increased international air volume.

Export volume increased throughout the world, with solid volume increases in Europe, Asia, and U.S. export products. Asian export volume continued to benefit from geographic service expansion and strong economic growth in Asia, while European export volume gains were impacted by our growing transborder business and the expansion of the European Union. International domestic volume increased 21.0% for the year, due to volume growth in Canada and Europe, which also benefited from the acquisition of Stolica in Poland during the second quarter of 2005 and the acquisition of Lynx in the U.K. during the third quarter of 2005. Excluding the impact of acquisitions, international domestic volume and revenue increased 6.9% and 8.3%, respectively, for the year.

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

Supply Chain & Freight Operations

2007 compared to 2006

Supply Chain & Freight revenue increased $424 million, or 5.3%, in 2007. Forwarding and logistics revenue increased $230 million, or 4.0%, for the year, and was affected by favorable exchange rate movements and revenue management initiatives begun in 2006. Favorable exchange rate movements positively affected the growth in revenue by $178 million during the year. Revenue growth in this business was driven by improvements in international air freight and mail services, which were impacted by overall market growth and lower customer turnover rates.

UPS Freight increased revenue $156 million, or 8.0%, for the year as a result of improved yields and a strong increase in average daily shipment volume. Average LTL shipments per day increased 8.3% during the year, driven by new customer wins and leveraging our existing small package customer base for new sales opportunities. LTL revenue per hundredweight increased 9.3% during the year, due to an increase in base rates in 2007 and a focus on higher-yielding customer segments. The increase in revenue per hundredweight and average daily shipments were somewhat offset by a 7.5% decrease for the year in the LTL weight per shipment.

The other businesses within Supply Chain & Freight, which include our retail franchising business, our financial business, and our U.S. domestic cargo operations, increased revenue by 10.3% during the year. This revenue growth was primarily due to increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

Operating profit for the Supply Chain & Freight segment was $278 million in 2007, compared with a profit of $2 million in 2006, resulting in a 330 basis point improvement in the operating margin. This improvement was largely due to improved results in the forwarding and logistics business as a result of cost controls, a focus on asset utilization, and revenue management initiatives. Cost improvements were realized as a result of the restructuring program that began in 2006, which included a reduction of non-operating staff of approximately 1,400 people. Additionally, margin improvements are being realized by focusing on capacity utilization in the air freight business, through better utilizing space available on our own aircraft. Finally, revenue management initiatives put into place last year are producing better returns through reducing less profitable accounts, and ensuring that new accounts meet specific criteria that allow us to better utilize our existing transportation assets.

Operating profit in 2007 for this segment was reduced by $46 million as a result of a charge for restructuring and disposing of certain non-core business units in France, as well as by $8 million due to the SVSO charge. These charges are discussed further in the “Operating Expenses” section. Currency fluctuations positively affected the growth in operating profit by $18 million in 2007.

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

In an effort to rationalize our cost structure and focus on profitable revenue growth, we initiated a restructuring plan for our forwarding and logistics operations in the fourth quarter of 2006. This restructuring plan was designed to generate efficiencies, resulting in improved operating profits, by further integrating all of our transportation services to better serve our customers. This restructuring involved the reduction of non-operating expenses by approximately 20%, including a reduction in non-operating staff of approximately 1,400 people. We incurred $12 million in expenses in 2006 related to employee severance.

Operating Expenses

2007 compared to 2006

Consolidated operating expenses increased by $8.202 billion, or 20.0%, in 2007 compared with 2006. Currency fluctuations in our International Package and Supply Chain & Freight segments resulted in consolidated operating expenses increasing by $471 million for the year.

Compensation and benefits expense increased by $7.324 billion for the year, and was impacted by several items including the charge for the withdrawal from the Central States Pension Fund, higher wage rates in the union workforce, increased stock-based compensation, higher expense for union pension and welfare programs, the SVSO charge, and the restructuring charge in our Supply Chain & Freight business in France. These increases were slightly offset by lower workers compensation expense.

Our national master agreement with the International Brotherhood of Teamsters (“Teamsters”) allowed us, upon ratification, to withdraw employees from the Central States Pension Fund and to establish a jointly trusteed single-employer plan for this group. Upon ratification of the contract in December 2007 and our withdrawal from the Central States Pension Fund, we recorded a pre-tax $6.100 billion charge to establish our withdrawal liability, and made a December 2007 payment in the same amount to the Central States Pension Fund to satisfy this liability.

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

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France. The objective of this restructuring plan was to reduce our forwarding and logistics cost structure and focus on profitable revenue growth in the Europe region. The restructuring principally consisted of an employment reduction program, which was ratified by our company’s trade union representatives in France in July 2007. Employees participating in this program are entitled to severance benefits, including certain bonuses for employees participating in the voluntary termination phase. These severance benefits are formula-driven and are in accordance with French statutory laws as well as the applicable collective bargaining agreements. We recorded a restructuring charge of $46 million ($42 million related to severance costs, and thus recorded in compensation and benefits expense) in 2007 related to this program.

Stock-based and other management incentive compensation expense increased $113 million, or 17.7%, during 2007, primarily due to 2007 awards of stock options, restricted performance units, and restricted stock units. Pension and healthcare expense increased during the year, largely due to higher expense associated with plans covering union employees, but was somewhat offset by lower expense for the UPS-sponsored pension benefits (See Note 5 to the consolidated financial statements).

During the first quarter of 2005, we modified our Management Incentive Awards program under our Incentive Compensation Plan to provide that half of the annual award be made in restricted stock units, with certain exceptions for first time participants in the program. The restricted stock units granted each year under this program generally have a five-year graded vesting period, with approximately 20% of the total restricted stock unit award vesting at each anniversary date of the grant. The other half of the Management Incentive Award granted each year is in the form of cash and unrestricted shares of Class A common stock and is fully vested at the time of grant. Previous awards under the Management Incentive Awards program were made in common stock that was fully vested in the year of grant. As discussed in Note 1 to the consolidated financial statements, we recognize the expense associated with restricted stock unit awards over the appropriate vesting period. We anticipate that this change in the award structure will have the effect of increasing the expense recognized for our restricted stock unit grants in future years, until approximately 2010, when we the effect of expensing new restricted stock unit grants will be somewhat offset with the elimination of expense from awards that have become completely vested.

The expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities was $46 million lower in 2007 compared with 2006. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. The lower expense reflects favorable claims experience resulting from several company initiatives put into place over the last several years and other factors, including initiatives to decrease accident frequencies, improved oversight and management of claims, improved trends in health care costs, and favorable state legislative reforms.

The 0.2% increase in repairs and maintenance reflects higher maintenance expense on aircraft, largely offset by lower maintenance expense on vehicles and buildings. The 0.2% decrease in depreciation and amortization was influenced by several factors, including lower depreciation expense on aircraft and amortization expense on capitalized software, partially offset by increased depreciation expense on vehicles. The 7.4% increase in purchased transportation was impacted by volume growth in our International Package business and currency fluctuations, as well as growth in our international forwarding business. The 12.0% increase in fuel expense for the year was primarily due to higher prices for jet and diesel fuel, as well as higher usage, but was partially mitigated by hedging gains. Other occupancy expense increased 2.1% for the year, and was affected by increased rent expense and property taxes, but partially offset by lower utilities expense. The 3.0% increase in other expenses for the year was affected by a $221 million aircraft impairment charge, discussed further below, but partially offset with cost controls in several areas. The comparison in other expenses was also affected by the $87 million charge in the Cornn class action litigation in 2006 (see “Contingencies” section).

As a result of business changes that occurred in the first quarter of 2007, including capacity-optimization programs in our domestic and international air freight forwarding business as well as changes to our aircraft orders and planned delivery dates, we began a review process of our aircraft fleet types to ensure that we maintain the optimum mix of aircraft types to service our international and domestic package businesses. The review was completed in March 2007, and based on the results of our evaluation we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts in 2007. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment.

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

Investment Income and Interest Expense

2007 compared to 2006

The increase in investment income of $13 million was primarily due to higher realized gains on sales of investments, but partially offset by a lower average balance of interest-earning investments and increased equity-method losses on investment partnerships.

Interest expense increased $35 million in 2007, primarily due to higher average debt balances outstanding, largely related to commercial paper. Our commercial paper balances increased in the fourth quarter of 2007, causing a corresponding increase in interest expense, as a result of the payment made to withdraw from the Central States Pension Fund. Increased interest charges were somewhat offset, however, by higher capitalized interest related to various construction projects, including aircraft purchases and our Worldport expansion.

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

Net Income and Earnings Per Share

2007 compared to 2006

Net income for 2007 was $382 million, an 90.9% decrease from the $4.202 billion achieved in 2006, resulting in an 90.7% decrease in diluted earnings per share to $0.36 in 2007 from $3.86 in 2006. This decrease in net income was largely due to the after-tax $3.772 billion charge recorded to reflect our withdrawal from the Central States Pension Fund. Additionally, 2007 net income was adversely impacted by $31 million as a result of the restructuring charge in our France Supply Chain & Freight business, $141 million as a result of the aircraft impairment charge, and $43 million as a result of the SVSO charge. These items were partially offset by the improved results in our International Package and Supply Chain & Freight segments.

The reduction in basic and diluted earnings per share were largely due to the pension withdrawal, aircraft impairment, France restructuring, and SVSO charges noted above. These items reduced basic and diluted earnings per share by $3.77 and $3.75 in 2007. Basic and diluted earnings per share benefited from a reduction in outstanding shares in 2007 compared with 2006, due to our ongoing share repurchase program.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $1.123, $5.589, and $5.793 billion in 2007, 2006, and 2005, respectively. The decrease in 2007 operating cash flows compared with 2006 and 2005 was primarily due to the $6.100 billion payment made to withdraw from the Central States Pension Fund in 2007. This was partially offset by reduced 2007 fundings to our management pension and postretirement benefit plans. In 2007, we funded $687 million to our pension and postretirement benefit plans as compared to $1.625 billion in 2006 and $995 million in 2005. As discussed in Note 5 to the consolidated financial statements, pension and postretirement health contributions to plan trusts in 2008 are projected to be approximately $133 million.

The amount of U.S. federal estimated income tax payments was lower in 2007 compared with 2006 and 2005, due to the deductibility of the pension withdrawal payment for income tax purposes. Additionally, in the first quarter of 2008, we received an $850 million U.S. federal tax refund due to 2007 overpayments of our estimated tax liability. In 2005, we received a $374 million tax refund associated with the 1985-1990 settlement with the Internal Revenue Service (“IRS”) reached previously, primarily on tax matters related to excess value package insurance.

Additionally, we paid approximately $35 million in 2007 to employees who accepted the SVSO offer, and we expect to pay approximately $28 million in the first quarter of 2008 related to this program.

On November 9, 2007, we announced a rate increase and a change in the fuel surcharge that took effect on December 31, 2007. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. We also increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes included a $0.10 increase in the residential surcharge, and an increase of $0.10 in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, we modified the fuel surcharge on domestic and U.S.-origin international air services by reducing by 2% the index used to determine the fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

In January 2008, UPS Freight announced a general rate increase averaging 5.4 percent covering non-contractual shipments in the United States and Canada. The increase goes into effect on February 4, 2008, and applies to minimum charge, LTL and TL rates.

Investing Activities

Net cash used in investing activities was $2.199 billion, $2.340 billion, and $975 million in 2007, 2006, and 2005, respectively. The decrease in cash used in 2007 compared with 2006 was primarily due to lower capital expenditures and increased net sales of marketable securities and short-term investments. Net sales of marketable securities and short-term investments were $621 million, $482 million, and $2.752 billion in 2007, 2006, and 2005, respectively, and were primarily used to fund our pension and postretirement medical benefit plans, as well as complete business acquisitions. In 2005, we spent $1.488 billion on business acquisitions, primarily Overnite Corp., Lynx Express Ltd. in the United Kingdom, Messenger Service Stolica S.A. in Poland, and the express operations of Sinotrans Air Transportation Development Co. Ltd. in China (See Note 7 to the consolidated financial statements). We had a net cash use of $39 million in 2007, compared with cash generation of $68 and $95 million in 2006 and 2005, respectively, due to originations, sales, and customer paydowns of finance receivables, primarily in our commercial lending, asset-based lending, and leasing portfolios.

In the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash, which is reported in other investing activities in the statement of cash flows. These derivatives were designated as hedges of forecasted cash outflows for purchases of fuel products. As these derivatives maintained their effectiveness and qualified for hedge accounting, we recognized the gains associated with these hedges as a reduction of fuel expense over the original term of the hedges through 2007.

Capital expenditures represent a primary use of cash in investing activities, as follows (in millions):

	2007	2006	2005
Buildings and facilities	$853	$720	$495
Aircraft and parts	1,137	1,150	874
Vehicles	492	831	456
Information technology	338	384	362

	$2,820	$3,085	$2,187

As described in the “Commitments” section below, we have commitments for the purchase of aircraft, vehicles, equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. We fund our capital expenditures with our cash from operations.

Financing Activities

Net cash provided by (used in) financing activities was $2.297, ($3.851), and ($4.175) billion in 2007, 2006, and 2005, respectively. As of December 31, 2007, we increased our commercial paper borrowings to $7.366 billion, an increase of $6.575 billion over December 31, 2006. This issuance of commercial paper was used to fund the withdrawal payment to the Central States Pension Fund upon ratification of our labor contract with the Teamsters, as previously discussed. The commercial paper balance was reduced subsequent to December 31, 2007 as a result of an issuance of long-term debt (discussed further in the “Sources of Credit” section) and the receipt of an income tax refund.

Issuances of debt during 2007 consisted primarily of issuances of commercial paper and UPS Notes. Repayments of debt consisted primarily of scheduled principal payments on our capital lease obligations and principal payments on debt related to our investment in certain equity-method partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Our primary uses of cash in financing activities have been to repurchase stock, pay dividends, and repay long-term debt. In October 2007, the Board of Directors approved an increase in our share repurchase authorization to $2.0 billion, which replaced the remaining amount available under our February 2007 share repurchase authorization. For the years ended December 31, 2007, 2006 and 2005, we repurchased a total of 35.9, 32.6, and 33.9 million shares of Class A and Class B common stock for $2.618 , $2.455, and $2.479 billion, respectively ($2.639, $2.460, and $2.479 billion reported on the statement of cash flows due to timing of settlements).

In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. Prospectively, we intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. To implement this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. We intend to complete this level of share repurchases within two years. Share repurchases may take the form of an accelerated share repurchase program, open market purchases, or other such methods as we deem appropriate.

We increased our quarterly cash dividend payment to $0.42 per share in 2007 from $0.38 per share in 2006, resulting in an increase in total cash dividends paid to $1.703 billion from $1.577 billion. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. On January 31, 2008, our Board declared a dividend of $0.45 per share, which is payable on March 4, 2008 to shareowners of record on February 11, 2008. The Board also approved an earlier payment schedule for the dividend typically declared in November. Beginning in 2008 and going forward, that dividend is expected to be paid in December instead of the following January. The movement of the fourth quarter dividend payment into December will result in a total of five dividend payments being made in 2008.

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $7.366 billion outstanding under this program as of December 31, 2007, with an average interest rate of 4.36%. At December 31, 2007, we classified $4.0 billion of our commercial paper as long-term debt on our balance sheet, due to the subsequent refunding of the commercial paper through the issuance of long-term debt, as discussed further below. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2007.

In November 2007, we filed a shelf registration statement under which we may issue debt securities in the United States. On January 15, 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. All of these notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. The proceeds from the offering were used to reduce our outstanding commercial paper balance.

We maintain three credit agreements with a consortium of banks, two of which provide revolving credit facilities of $1.0 billion each, with one expiring April 17, 2008 and the other April 19, 2012, and the third providing a revolving credit facility of $7.0 billion and expiring on October 17, 2008. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2007, there were no outstanding borrowings under these facilities.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. Covenants in our credit facilities generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness that may be incurred by the company. The notes issued in January 2008 include limitations on secured indebtedness and on sale-leaseback transactions. These covenants are not considered material to the overall financial condition of the company, and all applicable covenant tests were satisfied as of December 31, 2007.

Commitments

We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2007 (in millions):

Year	Capital Leases	Operating Leases	Debt Principal	Debt Interest	Purchase Commitments	Pension Fundings	Other Liabilities
2008	$108	$378	$3,426	$329	$1,306	$101	$78
2009	73	325	83	384	791	824	74
2010	91	237	40	380	729	630	71
2011	31	166	33	379	698	717	69
2012	31	116	26	377	304	859	67
After 2012	285	560	6,919	6,177	—	334	203

Total	$619	$1,782	$10,527	$8,026	$3,828	$3,465	$562

Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in Note 8 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2007. The calculations of debt interest do not take into account the effect of interest rate swap agreements. The maturities of debt principal and interest include the effect of the January 2008 issuance of $4.0 billion in senior notes that were used to reduce the commercial paper balance.

Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for aircraft, engines, and parts. In February 2007, we announced an order for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012. We also have firm commitments to purchase nine Boeing 747-400F aircraft scheduled for delivery between 2008 and 2010, and two Boeing 747-400BCF aircraft scheduled for delivery during 2008. These aircraft purchase orders will provide for the replacement of existing capacity and anticipated future growth.

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

Pension fundings represent the anticipated required cash contributions that will be made to the UPS IBT Pension Plan, which was established upon ratification of the national master agreement with the Teamsters. The UPS IBT Pension Plan is the only UPS-sponsored pension or postretirement benefit plan with a material minimum funding requirement as of December 31, 2007. The pension funding requirements were estimated under the provisions of the Pension Protection Act of 2006 and the Employee Retirement Income Security Act of 1974, using discount rates, asset returns, and other assumptions appropriate for this plan. To the extent that the funded status of the UPS IBT pension plan in future years differs from our current projections, the actual contributions made in future years could materially differ from the amounts shown in the table above.

The contractual payments due under the “other liabilities” column primarily includes commitment payments related to our investment in certain partnerships. The table above does not include approximately $355 million of unrecognized tax benefits that have been recognized as liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, although we have recognized and disclosed unrecognized tax benefits in accordance with FIN 48, we also have outstanding recognized tax benefits in excess of the recorded liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. FIN 48 is discussed further in Note 13 to the consolidated financial statements.

As of December 31, 2007, we had outstanding letters of credit totaling approximately $2.177 billion issued in connection with routine business requirements. As of December 31, 2007, we had unfunded loan commitments totaling $860 million associated with our financial business.

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

In another case, Cornn v. UPS, which was certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS settled this matter in full for a total payment of $87 million in the second quarter of 2007. The settlement had no impact on our 2007 operating results as it was accrued for previously during the third quarter of 2006.

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

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the re-branding of Mail Boxes Etc. centers to The UPS Store, the The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS and UPS Freight, along with several other companies involved in the LTL freight business, have been named as defendants in numerous putative class-action lawsuits filed since July 30, 2007 in courts across the nation. The cases have been consolidated for pretrial purposes in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

Along with an income tax audit for years 2003 and 2004, the Internal Revenue Service (“IRS”) is currently examining non-income based taxes including excise taxes on transportation of property by air and fuel purchases, which could lead to proposed assessments. The IRS has not presented an official position with regard to excise taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment; however, we do not believe that the resolution of this matter would have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2007, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement will take effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund, as discussed in Note 5 to the consolidated financial statements. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 2,900). These agreements run through July 31, 2009.

Apart from the Central States Pension Fund, we participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

Other Matters

We received grand jury subpoenas from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the DOJ’s investigations into air cargo pricing practices in July 2006 and into freight forwarding pricing practices in December 2007. In October 2007, we received information requests from the European Commission and the New Zealand Commerce Commission relating to investigations of freight forwarding pricing practices. We are cooperating with these investigations.

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

Commodity Price Risk

We are exposed to changes in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we use a combination of options contracts to provide partial protection from changing fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2007 and 2006 was an asset (liability) of $(179) and $10 million, respectively. The potential loss in the fair value of these derivative contracts, assuming a hypothetical 10% adverse change in the underlying commodity price, would be approximately $42 and $8 million at December 31, 2007 and 2006, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

In the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash. These derivatives were designated as hedges of forecasted cash outflows for purchases of fuel products. As these derivatives maintained their effectiveness and qualified for hedge accounting, the gains associated with these hedges were recognized in income over the original term of the hedges through the end of 2007.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods up to one year. As of December 31, 2007 and 2006, the net fair value of the hedging instruments described above was an asset (liability) of $(42) and $30 million, respectively. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $387 and $183 million at December 31, 2007 and 2006, respectively. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

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

Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt and swap instruments at December 31, 2007 and 2007 would be approximately $100 and $29 million, respectively.

We have investments in debt and preferred equity securities (including auction rate securities), as well as cash-equivalent instruments, some of which accrue income at variable rates of interest. The potential change in annual investment income resulting from a hypothetical 100 basis point change in interest rates applied to our investments exposed to variable interest rates at December 31, 2007 and 2006 would be approximately $15 and $12 million, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, we hold a portfolio of finance receivables that accrue income at fixed and floating rates of interest. The potential change in the annual income resulting from a hypothetical 100 basis point change in interest rates applied to our variable rate finance receivables at December 31, 2007 and 2006 would be immaterial.

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

Equity Price Risk

We hold investments in various common equity securities that are subject to price risk, and for certain of these securities, we utilize options to hedge this price risk. At December 31, 2007 and 2006, the fair value of such investments was $35 and $80 million, respectively. The potential change in the fair value of such investments, assuming a 10% change in equity prices net of the offsetting impact of any hedges, would be approximately $4 and $8 million at December 31, 2007 and 2006.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities, and removed certain leasing transactions from its scope. We adopted FAS 157 on January 1, 2008, and the impact of adoption was not material to our results of operations or financial condition.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”). This statement requires us to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet, and required delayed recognition items, consisting of actuarial gains and losses and prior service costs and credits, to be recognized in other comprehensive income and subsequently amortized to the income statement. On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158, which resulted in a reduction to AOCI of $2.097 billion and a reduction of long-term deferred tax liabilities of $1.258 billion.

Additionally, we currently utilize the early measurement date option available under Statement No. 87 “Employers’ Accounting for Pensions”, and we measure the funded status of our plans as of September 30 each year. Under the provisions of FAS 158, we will be required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect after-tax $44 million reduction to retained earnings as of January 1, 2008.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded an after-tax $12 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. On January 1, 2007, we adopted the provisions of FIN 48, and the impact of this Interpretation is discussed in Note 13.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we will adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. EITF 06-11 is not expected to have a material impact on our results of operations or financial condition.

In December 2007 the FASB issued Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of December 31, 2007, we had approximately $13 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

Contingencies—As discussed in Note 9 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our FAS 5 evaluation. We record a liability for a loss that meets the recognition criteria of FAS 5. These criteria require recognition of a liability when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that meet the recognition criteria under FAS 5, excluding those related to income taxes and self insurance which are discussed further below, were not material to the Company’s financial position as of December 31, 2007. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2007, because a loss is not reasonably estimable.

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

As of December 31, 2007, our recorded goodwill was $2.577 billion, of which $2.282 billion relates to our Supply Chain and Freight segment. This segment of our business has experienced rapid growth over the last several years, largely due to the acquisitions that we have made. Because of its growth, this segment continues to experience significant change as we integrate the acquired companies, resulting in higher volatility in our DCF model projections than for our other segments. Our annual impairment tests performed in 2007, 2006 and 2005 resulted in no goodwill impairment.

Self-Insurance Accruals—We self-insure costs associated with workers’ compensation claims, automotive liability, health and welfare, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

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

Pension and Postretirement Medical Benefits—As discussed in Note 5 to our consolidated financial statements, we maintain several defined benefit and postretirement benefit plans. Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. A 25 basis point change in the assumed discount rate, expected return on assets, and health care cost trend rate for the U.S. pension and postretirement benefit plans would result in the following increases (decreases) on the Company’s costs and obligations for the year 2007 (in millions):

	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on net periodic benefit cost	$(65)	$67
Effect on projected benefit obligation	(615)	643

Return on Assets:
Effect on net periodic benefit cost	(36)	36

Postretirement Medical Plans
Discount Rate:
Effect on net periodic benefit cost	(6)	6
Effect on projected benefit obligation	(88)	91

Health Care Cost Trend Rate:
Effect on net periodic benefit cost	2	(2)
Effect on projected benefit obligation	19	(19)

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

Depreciation, Residual Value, and Impairment of Fixed Assets—As of December 31, 2007, we had $17.663 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

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

As a result of business changes that occurred in the first quarter of 2007, including capacity-optimization programs in our domestic and international air freight forwarding business as well as changes to our aircraft orders and planned delivery dates, we began a review process of our aircraft fleet types to ensure that we maintain the optimum mix of aircraft types to service our international and domestic package businesses. The review was completed in March 2007, and based on the results of our evaluation, we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts in 2007. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment.

During 2006, we reevaluated the anticipated service lives of our Boeing 757, Boeing 767, and Airbus A300 fleets, and as a result of this evaluation, increased the depreciable lives from 20 to 30 years and reduced the residual values from 30% to 10% of original cost. This change did not have a material effect on our results of operations.

Income Taxes—We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of income by legal entity and jurisdiction, tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), and related guidance (see Note 13 in the consolidated financial statements). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on a two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Evaluation of Disclosure Controls and Procedures:

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:

UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (“the Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2007. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2007 and the related consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2007, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

United Parcel Service, Inc.

February 29, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

Information about our executive officers can be found in Part I of this report under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Information about our Audit Committee is presented under the caption “Election of Directors—Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation Discussion and Analysis,” “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant and Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 8, 2008 and is incorporated herein by reference.

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

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/s/ D. SCOTT DAVIS
D. Scott Davis
Chairman and
Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 29, 2008

/s/ MICHAEL J. BURNS Michael J. Burns	Director	February 22, 2008

/s/ D. SCOTT DAVIS D. Scott Davis	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ STUART E. EIZENSTAT Stuart E. Eizenstat	Director	February 22, 2008

/s/ MICHAEL L. ESKEW Michael L. Eskew	Director	February 21, 2008

/s/ JAMES P. KELLY James P. Kelly	Director	February 22, 2008

/s/ KURT P. KUEHN Kurt P. Kuehn	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ ANN M. LIVERMORE Ann M. Livermore	Director	February 26, 2008

/s/ RUDY MARKHAM Rudy Markham	Director	February 29, 2008

/s/ VICTOR A. PELSON Victor A. Pelson	Director	February 21, 2008

/s/ JOHN W. THOMPSON John W. Thompson	Director	February 22, 2008

/s/ CAROL B. TOMÉ Carol B. Tomé	Director	February 29, 2008

/s/ BEN VERWAAYEN Ben Verwaayen	Director	February 29, 2008

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, and cash flows for the year ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” on January 1, 2007, the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)),” on December 31, 2006.

Deloitte & Touche LLP

Atlanta, Georgia

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” on January 1, 2007, the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)),” on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Atlanta, Georgia

February 29, 2008

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,027	$794
Marketable securities and short-term investments	577	1,189
Accounts receivable, net	6,084	5,794
Finance receivables, net	468	426
Deferred income tax assets	606	414
Income taxes receivable	1,256	65
Other current assets	742	695

Total Current Assets	11,760	9,377
Property, Plant and Equipment, Net	17,663	16,779
Pension and Postretirement Benefit Assets	4,421	2,044
Goodwill	2,577	2,533
Intangible Assets, Net	628	688
Long-Term Finance Receivables, Net	431	374
Other Non-Current Assets	1,562	1,415

Total Assets	$39,042	$33,210

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,512	$983
Accounts payable	1,819	1,841
Accrued wages and withholdings	1,414	1,303
Dividends payable	440	400
Self-insurance reserves	704	682
Other current liabilities	1,951	1,510

Total Current Liabilities	9,840	6,719
Long-Term Debt	7,506	3,133
Pension and Postretirement Benefit Obligations	4,438	2,748
Deferred Income Tax Liabilities	2,620	2,529
Self-Insurance Reserves	1,651	1,604
Other Non-Current Liabilities	804	995
Shareowners’ Equity:
Class A common stock (349 and 401 shares issued in 2007 and 2006)	3	4
Class B common stock (694 and 672 shares issued in 2007 and 2006)	7	7
Additional paid-in capital	—	—
Retained earnings	14,186	17,676
Accumulated other comprehensive loss	(2,013)	(2,205)
Deferred compensation obligations	137	147

	12,320	15,629
Less: Treasury stock (2 and 3 shares in 2007 and 2006)	(137)	(147)

Total Shareowners’ Equity	12,183	15,482

Total Liabilities and Shareowners’ Equity	$39,042	$33,210

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue	$49,692	$47,547	$42,581
Operating Expenses:
Compensation and benefits	31,745	24,421	22,517
Repairs and maintenance	1,157	1,155	1,097
Depreciation and amortization	1,745	1,748	1,644
Purchased transportation	5,902	5,496	4,075
Fuel	2,974	2,655	2,085
Other occupancy	958	938	872
Other expenses	4,633	4,499	4,148

Total Operating Expenses	49,114	40,912	36,438

Operating Profit	578	6,635	6,143

Other Income and (Expense):
Investment income	99	86	104
Interest expense	(246)	(211)	(172)

Total Other Income and (Expense)	(147)	(125)	(68)

Income Before Income Taxes	431	6,510	6,075
Income Tax Expense	49	2,308	2,205

Net Income	$382	$4,202	$3,870

Basic Earnings Per Share	$0.36	$3.87	$3.48

Diluted Earnings Per Share	$0.36	$3.86	$3.47

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2007	2006	2005
Net income	$382	$4,202	$3,870
Change in foreign currency translation adjustment	190	54	(36)
Change in unrealized gain (loss) on marketable securities, net of tax	(3)	1	16
Change in unrealized gain (loss) on cash flow hedges, net of tax	(318)	(15)	112
Change in unrecognized pension and postretirement benefit costs, net of tax	323	16	(14)

Comprehensive income	$574	$4,258	$3,948

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$382	$4,202	$3,870
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,745	1,748	1,644
Pension and postretirement benefit expense	513	568	442
Pension and postretirement benefit contributions	(687)	(1,625)	(995)
Deferred taxes, credits and other	(249)	99	189
Stock compensation expense	447	369	234
Self-insurance reserves	69	180	261
Asset impairment and obsolescence charge	221	—	—
Other (gains) losses	243	128	170
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(380)	(77)	(789)
Income taxes receivable	(1,191)	17	440
Other current assets	(3)	82	(160)
Accounts payable	(37)	24	158
Accrued wages and withholdings	108	12	56
Other current liabilities	56	(120)	273
Other operating activities	(114)	(18)	—

Net cash from operating activities	1,123	5,589	5,793

Cash Flows From Investing Activities:
Capital expenditures	(2,820)	(3,085)	(2,187)
Proceeds from disposals of property, plant and equipment	85	75	27
Purchases of marketable securities and short-term investments	(9,017)	(9,056)	(7,623)
Sales and maturities of marketable securities and short-term investments	9,638	9,538	10,375
Net (increase) decrease in finance receivables	(39)	68	95
Cash paid for business acquisitions	(2)	(50)	(1,488)
Other investing activities	(44)	170	(174)

Net cash (used in) investing activities	(2,199)	(2,340)	(975)

Cash Flows From Financing Activities:
Net change in short-term debt	2,613	(513)	(287)
Proceeds from long-term borrowings	4,094	649	128
Repayments of long-term borrowings	(198)	(90)	(302)
Purchases of common stock	(2,639)	(2,460)	(2,479)
Issuances of common stock	174	164	164
Dividends	(1,703)	(1,577)	(1,391)
Other financing activities	(44)	(24)	(8)

Net cash provided by (used in) financing activities	2,297	(3,851)	(4,175)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	12	27	(13)

Net Increase (Decrease) In Cash And Cash Equivalents	1,233	(575)	630
Cash And Cash Equivalents:
Beginning of period	794	1,369	739

End of period	$2,027	$794	$1,369

Cash Paid During The Period For:
Interest (net of amount capitalized)	$248	$210	$169

Income taxes	$1,351	$2,061	$1,465

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

Forwarding and Logistics—Freight forwarding revenue and the expense related to the transportation of freight is recognized at the time the services are performed, and presented in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

Investment securities are reviewed for impairment in accordance with FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position (“FSP”) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

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

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $67, $48, and $32 million for 2007, 2006, and 2005, respectively.

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

As a result of business changes that occurred in the first quarter of 2007, including capacity-optimization programs in our domestic and international air freight forwarding business as well as changes to our aircraft orders and planned delivery dates, we began a review process of our aircraft fleet types to ensure that we maintain the optimum mix of aircraft types to service our international and domestic package businesses. The review was completed in March 2007, and based on the results of our evaluation, we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts in 2007. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment.

UPS continues to operate all of its other aircraft and continues to experience positive cash flow. No impairments of aircraft or other long-lived assets were recognized in 2006 or 2005.

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

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results. Our annual impairment tests performed in 2007, 2006, and 2005 resulted in no goodwill impairment.

Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, non-compete agreements, and franchise rights are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 20 years. Capitalized software is amortized over periods ranging from 3 to 5 years.

Self-Insurance Accruals

We self-insure costs associated with workers’ compensation claims, automotive liability, health and welfare, and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim.

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

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains (losses) of $26, $23, and $(22) million in 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for under FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R), which was adopted on January 1, 2006 using the modified-prospective transition method, requires all share-based awards to employees to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. We issue employee share-based awards under the UPS Incentive Compensation Plan that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we accounted for the awards using the nominal vesting period approach prior to the adoption of FAS 123(R). Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

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

Derivative Instruments

Derivative instruments are accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended, which requires all financial derivative instruments to be recorded on our balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in AOCI until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities, and removed certain leasing transactions from its scope. We adopted FAS 157 on January 1, 2008, and the impact of adoption was not material to our results of operations or financial condition.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”). This statement requires us to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet, and required delayed recognition items, consisting of actuarial gains and losses and prior service costs and credits, to be recognized in other comprehensive income and subsequently amortized to the income statement. On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158, which resulted in a reduction to AOCI of $2.097 billion and a reduction of long-term deferred tax liabilities of $1.258 billion.

Additionally, we currently utilize the early measurement date option available under Statement No. 87 “Employers’ Accounting for Pensions”, and we measure the funded status of our plans as of September 30 each year. Under the provisions of FAS 158, we will be required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect after-tax $44 million reduction to retained earnings as of January 1, 2008.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded an after-tax $12 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. On January 1, 2007, we adopted the provisions of FIN 48, and the impact of this Interpretation is discussed in Note 13.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after December 15, 2007, and we will adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. EITF 06-11 is not expected to have a material impact on our results of operations or financial condition.

In December 2007 the FASB issued Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of December 31, 2007, we had approximately $13 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

The following is a summary of marketable securities and short-term investments classified as available-for-sale at December 31, 2007 and 2006 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2007
U.S. government and agency securities	$59	$2	$—	$61
U.S. mortgage and asset-backed securities	251	2	2	251
U.S. corporate securities	152	2	—	154
U.S. state and local municipal securities	4	—	—	4
Other debt securities	2	—	—	2

Total debt securities	468	6	2	472
Common equity securities	2	—	—	2
Preferred equity securities	103	—	—	103

Current marketable securities and short-term investments	573	6	2	577

Non-current common equity securities	25	8	—	33

Total marketable securities and short-term investments	$598	$14	$2	$610

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2006
U.S. government and agency securities	$124	$—	$—	$124
U.S. mortgage and asset-backed securities	234	1	2	233
U.S. corporate securities	79	—	1	78
U.S. state and local municipal securities	582	—	—	582
Other debt securities	2	—	—	2

Total debt securities	1,021	1	3	1,019
Common equity securities	38	10	—	48
Preferred equity securities	122	—	—	122

Current marketable securities and short-term investments	1,181	11	3	1,189

Non-current common equity securities	24	8	—	32

Total marketable securities and short-term investments	$1,205	$19	$3	$1,221

The gross realized gains on sales of marketable securities totaled $23, $12, and $2 million in 2007, 2006, and 2005, respectively. The gross realized losses totaled $9, $21, and $12 million in 2007, 2006, and 2005, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $16 million during 2005, with no such losses recognized in 2007 or 2006.

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2007 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
U.S. mortgage and asset-backed securities	22	—	56	2	78	2
U.S. corporate securities	15	—	12	—	27	—
U.S. state and local municipal securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—

Total debt securities	37	—	68	2	105	2
Common equity securities	—	—	—	—	—	—
Preferred equity securities	—	—	2	—	2	—

	$37	$—	$70	$2	$107	$2

The unrealized losses in the mortgage and asset-backed securities relate to various fixed income securities, and are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2007, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Estimated Fair Value
Due in one year or less	$10	$10
Due after one year through three years	146	148
Due after three years through five years	22	22
Due after five years	290	292

	468	472
Equity securities	130	138

	$598	$610

NOTE 3. FINANCE RECEIVABLES

The following is a summary of finance receivables at December 31, 2007 and 2006 (in millions):

	2007	2006
Commercial term loans	$351	$280
Investment in finance leases	143	138
Asset-based lending	309	273
Receivable factoring	109	131

Gross finance receivables	912	822
Less: Allowance for credit losses	(13)	(22)

Balance at December 31	$899	$800

Outstanding receivable balances at December 31, 2007 and 2006 are net of unearned income of $30 and $29 million, respectively.

When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2007 and 2006 (in millions):

	2007	2006
Customer receivable balances	$109	$131
Less: Amounts due to client	(74)	(77)

Net funds employed	$35	$54

Non-earning finance receivables were $42 and $23 million at December 31, 2007 and 2006, respectively, of which $19 and $2 million are U.S. government guaranteed portions of loans. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2007	2006
Balance at January 1	$22	$20
Provisions charged to operations	2	8
Charge-offs, net of recoveries	(11)	(6)

Balance at December 31	$13	$22

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of finance receivables at December 31, 2007, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying Value
Due in one year or less	$474
Due after one year through three years	69
Due after three years through five years	43
Due after five years	326

$912

Based on interest rates for financial instruments with similar terms and maturities, the estimated fair value of finance receivables is approximately $895 and $795 million as of December 31, 2007 and 2006, respectively. At December 31, 2007, we had unfunded loan commitments totaling $860 million, consisting of standby letters of credit of $117 million and other unfunded lending commitments of $743 million.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in millions):

	2007	2006
Vehicles	$5,295	$4,970
Aircraft (including aircraft under capitalized leases)	13,541	13,162
Land	1,056	1,026
Buildings	2,837	2,667
Leasehold improvements	2,604	2,496
Plant equipment	5,537	5,230
Technology equipment	1,699	1,673
Equipment under operating leases	153	142
Construction-in-progress	889	715

	33,611	32,081
Less: Accumulated depreciation and amortization	(15,948)	(15,302)

	$17,663	$16,779

NOTE 5. EMPLOYEE BENEFIT PLANS

We sponsor various retirement and pension plans, including defined benefit and defined contribution plans which cover our employees worldwide. In the U.S. we maintain the following defined benefit pension plans: UPS Retirement Plan, UPS Pension Plan, UPS IBT Pension Plan, and several non-qualified plans including the UPS Excess Coordinating Benefit Plan. Effective January 1, 2006, the qualified defined benefit plans covering Overnite and Motor Cargo employees were merged with the UPS Retirement Plan and UPS Pension Plan.

We also sponsor various defined benefit plans covering certain of our International employees. The majority of our International obligations are for defined benefit plans in Canada and the United Kingdom (including the Lynx acquisition in 2005). In addition, many of our International employees are covered by government- sponsored retirement and pension plans. We are not directly responsible for providing benefits to participants of government-sponsored plans.

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

Our national master agreement with the International Brotherhood of Teamsters (“Teamsters”) allowed us, upon ratification, to withdraw employees from the Central States, Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multi-employer pension plan, and to establish a jointly trusteed single-employer plan (“UPS IBT Pension Plan”) for this group of employees. We recorded a pre-tax charge of $6.100 billion to establish our withdrawal liability upon ratification of the national master agreement, and made a $6.100 billion payment to the Central States Pension Fund in December 2007. In connection with the national master agreement and upon establishment of the UPS IBT Pension Plan, we restored certain benefit levels to our employee group within the new plan, which resulted in the initial recognition of a $1.701 billion pension liability and a corresponding $1.062 billion reduction of AOCI and $639 million reduction of deferred tax liabilities.

Net Periodic Benefit Cost

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net Periodic Cost:
Service cost	$520	$474	$374	$101	$102	$92	$31	$24	$14
Interest cost	835	726	612	182	170	170	31	26	16
Expected return on assets	(1,302)	(1,106)	(922)	(46)	(43)	(38)	(31)	(22)	(13)
Amortization of:
Transition obligation	3	3	3	—	—	—	—	—	—
Prior service cost	57	36	37	(8)	(8)	(7)	1	1	1
Actuarial (gain) loss	109	148	68	22	29	31	5	7	4
Settlements / curtailments	—	—	—	3	—	—	—	1	—

Net periodic benefit cost	$222	$281	$172	$254	$250	$248	$37	$37	$22

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Benefits			Postretirement Medical Benefits			International Pension Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.25%	6.00%	5.75%	6.25%	4.97%	4.93%	5.76%
Rate of compensation increase	4.50%	4.00%	4.00%	N/A	N/A	N/A	3.40%	3.94%	3.46%
Expected return on assets	8.96%	8.96%	8.96%	9.00%	9.00%	9.00%	7.53%	7.67%	7.68%

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	Pension Benefits		Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.47%	6.00%	6.25%	6.00%	5.56%	4.96%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	3.64%	3.79%

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

An assumption for return on plan assets is used to determine the expected return on asset component of net periodic benefit cost for the fiscal year. This assumption for our U.S. plans was developed using a long-term projection of returns for each asset class, and taking into consideration our target asset allocation. For our U.S. plans, the 10-year U.S. Treasury yield is the foundation for all other asset class returns, and various risk premiums are added to determine the expected return for each allocation.

For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by country, based on the nature of liabilities and considering the demographic composition of the plan participants.

Health care cost trends are used to project future postretirement benefits payable from our plans. For year-end 2007 obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 9.0%, decreasing to 5.0% by the year 2012 and with consistent annual increases at those ultimate levels thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trends have a significant effect on the amounts reported for the U.S. postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$6	$(5)
Effect on postretirement benefit obligation	84	(82)

Benefit Obligations and Fair Value of Plan Assets

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of our measurement date on September 30 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Benefit Obligations:
Net benefit obligation at October 1, prior year	$13,558	$12,299	$2,992	$2,927	$551	$476
Service cost	520	474	101	102	31	24
Interest cost	835	726	182	170	31	26
Gross benefits paid	(342)	(304)	(190)	(158)	(11)	(13)
Plan participants’ contributions	—	—	12	13	2	2
Plan amendments	1,722	309	47	—	—	—
Actuarial (gain)/loss	(824)	54	8	(62)	(95)	(5)
Foreign currency exchange rate changes	—	—	—	—	46	40
Curtailments and settlements	—	—	—	—	(6)	(4)
Other	—	—	1	—	25	5

Net benefit obligation at September 30	$15,469	$13,558	$3,153	$2,992	$574	$551

Fair Value of Plan Assets:
Fair value of plan assets at October 1, prior year	$15,374	$12,943	$551	$509	$348	$266
Actual return on plan assets	2,445	1,310	73	50	37	36
Employer contributions	477	1,425	152	137	56	35
Plan participants’ contributions	—	—	12	13	2	2
Gross benefits paid	(342)	(304)	(190)	(158)	(11)	(13)
Acquired businesses / Other	—	—	—	—	—	3
Foreign currency exchange rate changes	—	—	—	—	32	23
Curtailments and settlements	—	—	—	—	6	(4)

Fair value of plan assets at September 30	$17,954	$15,374	$598	$551	$470	$348

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status

The following table discloses the funded status of our plans as of our measurement date on September 30 and the amounts recognized in our balance sheet as of year-end, on a pre-tax basis (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2007	2006	2007	2006	2007	2006
Funded Status:
Fair value of plan assets at September 30	$17,954	$15,374	$598	$551	$470	$348
Benefit obligation at September 30	(15,469)	(13,558)	(3,153)	(2,992)	(574)	(551)

Funded Status at September 30	2,485	1,816	(2,555)	(2,441)	(104)	(203)
Employer contributions in the fourth quarter	4	9	25	20	24	22

Funded Status at December 31	$2,489	$1,825	$(2,530)	$(2,421)	$(80)	$(181)

Amounts Not Yet Recognized in Net Periodic Cost:
Unrecognized net transition obligation	9	12	—	—	—	—
Unrecognized net prior service cost / (benefit)	2,197	532	(51)	(106)	13	12
Unrecognized net actuarial loss	113	2,189	683	727	5	110

Net unrecognized cost at December 31	$2,319	$2,733	$632	$621	$18	$122

Amounts Recognized in our Balance Sheet:
Pension and postretirement benefit assets	$4,406	$2,043	$—	$—	$15	$1
Other current liabilities	(36)	(19)	(65)	(52)	(3)	(2)
Pension and postretirement benefit obligations	(1,881)	(199)	(2,465)	(2,369)	(92)	(180)
Accumulated other comprehensive loss	2,319	2,733	632	621	18	122

Net asset / (liability) at December 31	$4,808	$4,558	$(1,898)	$(1,800)	$(62)	$(59)

The accumulated benefit obligation for our pension plans as of September 30, 2007 and 2006 was $14.419 and $12.481 billion, respectively. In general, we use a measurement date of September 30 for our pension and postretirement benefit plans with the primary exception of the UPS IBT Pension Plan, which has a measurement date of December 31. Under the provisions of FAS 158, we will be required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008.

Employer contributions and benefits paid under the pension plans include $19 and $24 million paid from employer assets in 2007 and 2006, respectively. Employer contributions and benefits paid (net of participant contributions) under the postretirement medical benefit plans include $80 and $72 million paid from employer assets in 2007 and 2006, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2007 and 2006, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

As of September 30	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2007	2006	2007	2006
U.S. Pension Benefits
Projected benefit obligation	$1,920	$227	$1,920	$227
Accumulated benefit obligation	1,883	176	1,883	176
Fair value of plan assets	—	—	—	—

International Pension Benefits
Projected benefit obligation	$180	$551	$180	$541
Accumulated benefit obligation	150	453	150	448
Fair value of plan assets	99	347	99	342

The accumulated postretirement benefit obligation exceeds plan assets for all of our U.S. postretirement benefit plans.

Accumulated Other Comprehensive Income

The amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2008 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Transition obligation	$4	$—	$—
Prior service cost / (benefit)	185	(4)	1
Actuarial loss	8	19	—

	$197	$15	$1

Plan Asset Investment Policy

The asset allocation for our U.S. pension and other postretirement plans as of September 30, 2007 and 2006 and the target allocation as of September 30, 2007, by asset category, are as follows:

	Weighted Average Target Allocation 2007	Percentage of Plan Assets at September 30,
		2007	2006
Equity securities	55% – 65%	59.0%	61.5%
Debt securities	20% – 30%	25.0%	26.5%
Real estate / other	10% – 15%	16.0%	12.0%

Total		100.0%	100.0%

Equity securities include UPS Class A shares of common stock in the amounts of $460 million (2.5% of total plan assets) and $440 million (2.8% of total plan assets), as of September 30, 2007 and 2006, respectively.

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

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Employer Contributions:
2008 (expected) to plan trusts	$101	$—	$32
2008 (expected) to plan participants	17	67	7

Expected Benefit Payments:
2008	$367	$158	$13
2009	435	173	15
2010	499	188	16
2011	569	203	17
2012	644	212	20
2013 - 2017	4,549	1,294	129

Expected benefit payments for pensions will be primarily paid from plan trusts. Expected benefit payments for postretirement medical benefits will be paid from plan trusts and corporate assets. Our funding policy for U.S. plans is to contribute amounts annually that are at least equal to the amounts required by applicable laws and regulations, or to directly fund payments to plan participants, as applicable. International plans will be funded in accordance with local regulations. Additional discretionary contributions will be made when deemed appropriate to meet the long-term obligations of the plans.

Other Plans

We also contribute to several multi-employer pension plans for which the previous disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $7.642, $1.405, and $1.234 billion during 2007, 2006, and 2005, respectively. The 2007 amount includes the $6.100 billion payment to withdraw from the Central States Pension Fund, as previously discussed.

We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the previous disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $919, $862, and $798 million during 2007, 2006, and 2005, respectively.

We also sponsor a defined contribution plan for all employees not covered under collective bargaining agreements. The Company matches, in shares of UPS common stock, a portion of the participating employees’ contributions. Matching contributions charged to expense were $128, $113, and $105 million for 2007, 2006, and 2005, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $72, $62, and $55 million for 2007, 2006, and 2005, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2005 balance	$—	$290	$2,259	$2,549
Acquired	—	28	4	32
Purchase Accounting Adjustments	—	(39)	(60)	(99)
Currency / Other	—	11	40	51

December 31, 2006 balance	—	$290	$2,243	$2,533
Acquired	—	—	2	2
Purchase Accounting Adjustments	—	—	—	—
Currency / Other	—	5	37	42

December 31, 2007 balance	$—	$295	$2,282	$2,577

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

The following is a summary of intangible assets at December 31, 2007 and 2006 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2007:
Trademarks, licenses, patents, and other	$75	$(54)	$21	4.2
Customer lists	162	(40)	122	10.5
Franchise rights	110	(35)	75	20.0
Capitalized software	1,663	(1,253)	410	3.2

Total Intangible Assets, Net	$2,010	$(1,382)	$628	4.7

December 31, 2006:
Trademarks, licenses, patents, and other	$80	$(37)	$43
Customer lists	159	(24)	135
Franchise rights	108	(29)	79
Capitalized software	1,576	(1,145)	431

Total Intangible Assets, Net	$1,923	$(1,235)	$688

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets was $236, $255, and $255 million during 2007, 2006 and 2005, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2007 for the next five years is as follows (in millions): 2008—$167; 2009—$109; 2010—$67; 2011—$23; 2012—$20. Amortization expense in future periods will be affected by business acquisitions, software development, and other factors.

NOTE 7. BUSINESS ACQUISITIONS AND DISPOSITIONS

In December 2004, we agreed with Sinotrans Air Transportation Development Co., Ltd. (“Sinotrans”) to acquire direct control of the international express operations in 23 cities within China, and to purchase Sintotrans’ interest in our current joint venture in China. As of December 31, 2006, we had made all cash payments under the purchase agreement, a total of $114 million, and had taken direct control of operations in all 23 locations. The operations acquired are reported within our International Package reporting segment.

In May 2005, we acquired Messenger Service Stolica S.A. (“Stolica”), one of the leading parcel and express delivery companies in Poland. Stolica’s operating results are included in our International Package reporting segment.

In August 2005, we acquired Overnite Corporation (“Overnite”) for approximately $1.225 billion in cash. Overnite offers a variety of LTL and TL services to more than 60,000 customers in North America. The operating results of Overnite, which is now known as UPS Freight, are included in our Supply Chain & Freight reporting segment.

In September 2005, we acquired Lynx Express Ltd. (“Lynx”) for approximately $68 million in cash. Lynx Express was one of the largest independent parcel carriers in the United Kingdom. Lynx also offers customers a broad suite of logistics and spare parts logistics services. The operating results of Lynx are included in our International Package reporting segment.

Pro forma results of operations have not been presented for any of these acquisitions because the effects of these transactions were not material on either an individual or aggregate basis. The results of operations of each acquired company are included in our statements of consolidated income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition.

NOTE 8. DEBT OBLIGATIONS AND COMMITMENTS

Debt obligations, as of December 31, consist of the following (in millions):

	2007	2006
8.38% debentures	$761	$731
Commercial paper	7,366	791
Floating rate senior notes	441	441
Capital lease obligations	479	230
Facility notes and bonds	435	437
UPS Notes	513	379
Pound Sterling notes	989	979
Other debt	34	128

Total debt	11,018	4,116
Less current maturities	(3,512)	(983)

Long-term debt	$7,506	$3,133

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.38% Debentures:

On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8.38% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. The fixed obligations associated with the debentures are swapped to floating rates, based on six month LIBOR plus a spread. Including the effect of the swaps, the average interest rate paid on the debentures for 2007 and 2006 was 7.99% and 8.00%, respectively.

Commercial Paper:

The weighted average interest rate on the commercial paper outstanding as of December 31, 2007 and 2006, was 4.36% and 5.20%, respectively. At December 31, 2007, we have classified $4.0 billion of our commercial paper balance as long-term debt, due to the issuance of fixed rate notes subsequent to December 31, 2007. In 2006, the entire commercial paper balance was classified as a current liability. The amount of commercial paper outstanding in 2008 is expected to fluctuate. We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain as of December 31, 2007. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2007.

Floating Rate Senior Notes:

The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2007 and 2006 were 4.85% and 4.66%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053.

Capital Lease Obligations:

We have certain aircraft subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of aircraft subject to capital leases, which are included in Property, Plant and Equipment is as follows as of December 31 (in millions):

	2007	2006
Aircraft	$2,573	$2,383
Accumulated amortization	(416)	(390)

	$2,157	$1,993

These capital lease obligations have principal payments due at various dates from 2008 through 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility Notes and Bonds:

We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, KY; Dallas, TX; Philadelphia, PA; and Dayton, OH. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•

Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, KY. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2007 and 2006 were 3.62% and 3.43%, respectively.

•

Bonds with a principal balance of $43 million issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, KY. The bonds were issued in November 2006 and are due in November 2036. The bonds bear interest at a variable rate, and the average interest rates for 2007 and 2006 were 3.62% and 3.77% (from the time of issuance in November 2006), respectively.

•

Bonds with a principal balance of $29 million issued by the Dallas / Forth Worth International Airport Facility Improvement Corporation associated with our Dallas, TX airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•

Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, PA airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2007 and 2006 were 3.54% and 3.34%, respectively.

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

UPS Notes:

The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2007, the coupon rates of the outstanding notes varied between 3.00% and 6.20%, and the interest payments are made either monthly, quarterly or semiannually. The maturities of the notes range from 2008 to 2027. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2007 and 2006 was 4.83% and 4.73%, respectively.

Pound Sterling Notes:

The Pound Sterling notes were issued in 2001 with a principal balance of £500 million, accrue interest at a 5.50% fixed rate, and are due on February 12, 2031. In May 2007, we completed an exchange offer for the existing notes. Holders of £434 million of the notes accepted the exchange offer, and as a result, these notes were exchanged for new notes with a principal amount of £455 million, bearing interest at 5.13% and due in February 2050. The new notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points and accrued interest. The £66 million of existing notes that were not exchanged continue to bear interest at 5.50% and are due in 2031. We accounted for the exchange in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and as such, no gain or loss was recognized upon the completion of this transaction.

Other Debt:

The other debt balance primarily relates to loans entered into in conjunction with our investment in various partnerships. Substantially all of this debt is classified as a current liability. The implied interest rates on this debt range from 3.20% to 6.43%.

Other Information

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $11.238 and $4.391 billion as of December 31, 2007 and 2006, respectively.

We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2108. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $896, $912, and $843 million for 2007, 2006, and 2005, respectively.

The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2008	$108	$378	$3,426	$1,306
2009	73	325	83	791
2010	91	237	40	729
2011	31	166	33	698
2012	31	116	26	304
After 2012	285	560	6,919	—

Total	619	$1,782	$10,527	$3,828

Less: imputed interest	(140)

Present value of minimum capitalized lease payments	479
Less: current portion	(86)

Long-term capitalized lease obligations	$393

In November 2007, we filed a shelf registration statement under which we may issue debt securities in the United States. In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. The

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds from the offering were used to reduce our outstanding commercial paper balance. The annual principal payments due under our debt obligations in the table above reflect the January 2008 issuance of long-term debt and refunding of commercial paper.

As of December 31, 2007, we had outstanding letters of credit totaling approximately $2.177 billion issued in connection with routine business requirements.

We maintain three credit agreements with a consortium of banks, two of which provide revolving credit facilities of $1.0 billion each, with one expiring April 17, 2008 and the other April 19, 2012, and the third providing a revolving credit facility of $7.0 billion and expiring on October 17, 2008. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2007, there were no outstanding borrowings under these facilities.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness available to the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were passed as of December 31, 2007.

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

In another case, Cornn v. UPS, which was certified as a class action in a California federal court, plaintiffs allege that they were improperly denied wages and/or overtime and meal and rest periods. Plaintiffs purport to represent a class of approximately 23,600 drivers and seek back wages, penalties, interest and attorneys’ fees. UPS settled this matter in full for a total payment of $87 million in the second quarter of 2007. The settlement had no impact on our 2007 operating results as it was accrued for previously during the third quarter of 2006.

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

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the re-branding of Mail Boxes Etc.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

centers to The UPS Store, the The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS and UPS Freight, along with several other companies involved in the LTL freight business, have been named as defendants in numerous putative class-action lawsuits filed since July 30, 2007 in courts across the nation. The cases have been consolidated for pretrial purposes in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

Along with an income tax audit for years 2003 and 2004, the Internal Revenue Service (“IRS”) is currently examining non-income based taxes including excise taxes on transportation of property by air and fuel purchases, which could lead to proposed assessments. The IRS has not presented an official position with regard to excise taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment; however, we do not believe that the resolution of this matter would have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2007, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement will take effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund, as discussed in Note 5. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 2,900). These agreements run through July 31, 2009.

Apart from the Central States Pension Fund, we participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of December 31, 2007, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of December 31, 2007, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2007		2006		2005
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	401	$4	454	$5	515	$5
Common stock purchases	(18)	(1)	(17)	—	(16)	—
Stock award plans	3	—	3	—	2	—
Common stock issuances	3	—	2	—	3	—
Conversions of Class A to Class B common stock	(40)	—	(41)	(1)	(50)	—

Class A shares issued at end of year	349	$3	401	$4	454	$5

Class B Common Stock
Balance at beginning of year	672	$7	646	$6	614	$6
Common stock purchases	(18)	—	(15)	—	(18)	—
Conversions of Class A to Class B common stock	40	—	41	1	50	—

Class B shares issued at end of year	694	$7	672	$7	646	$6

Additional Paid-In Capital
Balance at beginning of year		$—		$—		$417
Stock award plans		462		371		335
Common stock purchases		(627)		(539)		(922)
Common stock issuances		165		168		170

Balance at end of year		$—		$—		$—

Retained Earnings
Balance at beginning of year		$17,676		$17,037		$16,192
Net income		382		4,202		3,870
Adoption of FIN 48		(104)		—		—
Dividends ($1.68, $1.52, and $1.32 per share)		(1,778)		(1,647)		(1,468)
Common stock purchases		(1,990)		(1,916)		(1,557)

Balance at end of year		$14,186		$17,676		$17,037

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of FIN 48 is discussed further in Note 13.

For the years ended December 31, 2007, 2006 and 2005, we repurchased a total of 35.9, 32.6, and 33.9 million shares of Class A and Class B common stock for $2.618, $2.455, and $2.479 billion, respectively. In January 2008, our Board of Directors authorized an increase in our share repurchase authority to $10.0 billion. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2007	2006	2005
Foreign currency translation gain (loss):
Balance at beginning of year	$(109)	$(163)	$(127)
Aggregate adjustment for the year	190	54	(36)

Balance at end of year	81	(109)	(163)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	12	11	(5)
Current period changes in fair value (net of tax effect of $4, $(3), and $0)	6	(4)	—
Reclassification to earnings (net of tax effect of $(5), $3, and $10)	(9)	5	16

Balance at end of year	9	12	11

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	68	83	(29)
Current period changes in fair value (net of tax effect of $(177), $(4), and $81)	(294)	(7)	135
Reclassification to earnings (net of tax effect of $(14), $(5), and $(14))	(24)	(8)	(23)

Balance at end of year	(250)	68	83

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(2,176)	(95)	(81)
Reclassification to earnings (net of tax effect of $73, $0, and $0)	122	—	—
Unrecognized net actuarial gain (net of tax effect of $776, $0, and $0)	1,305	—	—
Unrecognized prior service cost (net of tax effect of $(665), $0, and $0)	(1,104)	—	—
Minimum pension liability adjustment (net of tax effect of $0, $11, and $(8))	—	16	(14)
FAS 158 transition adjustment (net of tax effect of $0, $(1,258), and $0)	—	(2,097)	—

Balance at end of year	(1,853)	(2,176)	(95)

Accumulated other comprehensive income (loss) at end of year	$(2,013)	$(2,205)	$(164)

As discussed in Note 1, we adopted the recognition and disclosure provisions of FAS 158 on December 31, 2006. The adoption of FAS 158 required us to eliminate the previous minimum pension liability charge to AOCI, and to record a charge, net of tax, to AOCI representing the unrecognized pension and postretirement benefit costs as of December 31, 2006.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Obligations and Treasury Stock

We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the balance sheet. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2007, 2006, and 2005 is as follows (in millions):

	2007		2006		2005
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$147		$161		$169
Reinvested dividends		4		4		4
Option exercise deferrals		—		—		—
Benefit payments		(14)		(18)		(12)

Balance at end of year		$137		$147		$161

Treasury Stock
Balance at beginning of year	(3)	$(147)	(3)	$(161)	(3)	$(169)
Reinvested dividends	—	(4)	—	(4)	—	(4)
Option exercise deferrals	—	—	—	—	—	—
Benefit payments	1	14	—	18	—	12

Balance at end of year	(2)	$(137)	(3)	$(147)	(3)	$(161)

NOTE 11. STOCK-BASED COMPENSATION

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2007, management incentive awards, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, we had the following RSUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2007	7,561	$73.82
Vested	(1,855)	73.71
Granted	4,507	74.94
Reinvested Dividends	154	N/A
Forfeited / Expired	(385)	73.97

Nonvested at December 31, 2007	9,982	74.34	2.37	$706

RSUs Expected to Vest	9,431	74.31	2.31	$667

The fair value of each RSU is the New York Stock Exchange (“NYSE”) closing price on the date of grant. The weighted-average grant date fair value of RSUs granted during 2007, 2006, and 2005 was $74.94, $74.87, and $72.82, respectively. The total fair value of RSUs vested was $145 million, $82 million, and $0 in 2007, 2006, and 2005, respectively. As of December 31, 2007, there was $529 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 4 years and 1 month.

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS class A common stock. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted.

Persons earning the right to receive stock options are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, options granted under the Incentive Compensation Plan prior to 2008 are generally exercisable three to five years from the date of grant and before the expiration of the option 10 years after the date of grant. Beginning in 2008, option awards will be made to a more limited group of employees, and options granted will generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. All options granted are subject to earlier cancellation or exercise under certain conditions. Option holders may exercise their options via the tender of cash or class A common stock, and new class A shares are issued upon exercise. Options granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	18,882	$64.75
Exercised	(1,851)	57.03
Granted	2,736	70.90
Forfeited / Expired	(544)	69.68

Outstanding at December 31, 2007	19,223	$66.23	5.96	$114

Exercisable at December 31, 2007	8,829	$59.87	4.13	$99

Options Expected to Vest	10,118	$71.45	7.43	$16

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options are as follows:

	2007	2006	2005
Expected dividend yield	2.28%	1.80%	1.60%
Risk-free interest rate	4.65%	5.13%	4.18%
Expected life in years	7.5	7.0	7.0
Expected volatility	19.15%	18.42%	18.21%
Weighted average fair value of options granted	$16.85	$21.05	$17.33

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

We received cash of $52, $30, and $21 million during 2007, 2006, and 2005, respectively, from option holders resulting from the exercise of stock options. We received a tax benefit of $9, $12, and $5 million during 2007, 2006, and 2005, respectively, from the exercise of stock options. The adoption of FAS 123(R) required us to change the statement of cash flow classification of these tax benefits, and as a result, these tax benefits are reported as cash from financing activities rather than cash from operating activities.

The total intrinsic value of options exercised during 2007, 2006, and 2005 was $31, $45, and $24 million, respectively. As of December 31, 2007, there was $77 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 3 months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$30.00 - $50.00	1,190	1.86	$49.95	1,190	$49.95
$50.01 - $60.00	2,587	3.21	56.97	2,587	56.97
$60.01 - $70.00	5,642	4.76	61.17	3,823	60.59
$70.01 - $80.00	7,486	7.75	71.22	1,008	71.27
$80.01 - $120.00	2,318	8.28	81.11	221	82.87

	19,223	5.96	$66.23	8,829	$59.87

Restricted Performance Units

We issue restricted performance units (“RPUs”) under the Incentive Compensation Plan. Upon vesting, RPUs result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Persons earning the right to receive RPUs are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, all RPUs granted prior to 2008 vest five years after the date of grant. Beginning in 2008, RPU awards granted will generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. All RPUs granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on RPUs are reinvested in additional restricted performance units at each dividend payable date. RPUs granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

As of December 31, 2007, we had the following RPUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2007	3,669	$71.64
Vested	(269)	71.00
Granted	1,113	70.90
Reinvested Dividends	107	N/A
Forfeited / Expired	(203)	71.23

Nonvested at December 31, 2007	4,417	71.50	2.47	$312

RPUs Expected to Vest	4,062	71.44	2.33	$287

The fair value of each RPU is the NYSE closing price on the date of grant. The weighted-average grant date fair value of RPUs granted during 2007, 2006, and 2005 was $70.90, $80.88, and $72.07, respectively. The total fair value of RPUs vested during 2007, 2006, and 2005 was $19, $13, and $13 million, respectively. As of December 31, 2007, there was $131 million of total unrecognized compensation cost related to nonvested RPUs. That cost is expected to be recognized over a weighted average period of 3 years and 3 months.

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UPS class B common stock on the first or the last day of each quarterly period. Employees purchased 1.8, 1.9, and 2.0 million shares at average prices of $64.20, $66.64, and $64.54 per share during 2007, 2006, and 2005, respectively. Compensation cost is measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model.

The weighted average assumptions used and the calculated weighted average fair value of employees’ purchase rights granted, are as follows:

	2007	2006	2005
Expected dividend yield	2.13%	1.79%	1.62%
Risk-free interest rate	4.60%	4.59%	2.84%
Expected life in years	0.25	0.25	0.25
Expected volatility	16.26%	15.92%	15.46%
Weighted average fair value of purchase rights*	$9.80	$10.30	$9.46

*	Includes the 10% discount from the market price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2007	2006	2005
Revenue:
U.S. Domestic Package	$30,985	$30,456	$28,610
International Package	10,281	9,089	7,977
Supply Chain & Freight	8,426	8,002	5,994

Consolidated	$49,692	$47,547	$42,581

Operating Profit (Loss):
U.S. Domestic Package	$(1,531)	$4,923	$4,493
International Package	1,831	1,710	1,494
Supply Chain & Freight	278	2	156

Consolidated	$578	$6,635	$6,143

Assets:
U.S. Domestic Package	$23,756	$19,274	$20,572
International Package	5,994	5,496	4,931
Supply Chain & Freight	7,606	7,150	7,116
Unallocated	1,686	1,290	2,328

Consolidated	$39,042	$33,210	$34,947

Depreciation and Amortization Expense:
U.S. Domestic Package	$979	$989	$1,005
International Package	546	547	491
Supply Chain & Freight	220	212	148

Consolidated	$1,745	$1,748	$1,644

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by product type for the years ended December 31 is as follows (in millions):

	2007	2006	2005
U.S. Domestic Package:
Next Day Air	$6,738	$6,778	$6,381
Deferred	3,359	3,424	3,258
Ground	20,888	20,254	18,971

Total U.S. Domestic Package	30,985	30,456	28,610
International Package:
Domestic	2,177	1,950	1,588
Export	7,488	6,554	5,856
Cargo	616	585	533

Total International Package	10,281	9,089	7,977
Supply Chain & Freight:
Forwarding and Logistics	5,911	5,681	4,859
Freight	2,108	1,952	797
Other	407	369	338

Total Supply Chain & Freight	8,426	8,002	5,994

Consolidated	$49,692	$47,547	$42,581

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2007	2006	2005
United States:
Revenue	$37,741	$36,805	$33,987
Long-lived assets	$21,662	$18,659	$19,704
International:
Revenue	$11,951	$10,742	$8,594
Long-lived assets	$5,189	$4,800	$4,044
Consolidated:
Revenue	$49,692	$47,547	$42,581
Long-lived assets	$26,851	$23,459	$23,748

In 2007, we modified the allocation of certain air products between the U.S. origin and International origin revenue data presented above. As a result, we have reclassified approximately $2.360 and $2.116 billion in 2006 and 2005 revenue, respectively, from International to U.S. origin services, to be consistent with the 2007 presentation. Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2007	2006	2005
Current:
U.S. Federal	$35	$1,674	$1,683
U.S. State and Local	67	217	176
Non-U.S.	107	129	135

Total Current	209	2,020	1,994
Deferred:
U.S. Federal	(79)	291	211
U.S. State and Local	(36)	33	6
Non-U.S.	(45)	(36)	(6)

Total Deferred	(160)	288	211

Total	$49	$2,308	$2,205

Income before income taxes includes the following components (in millions):

	2007	2006	2005
United States	$(32)	$6,020	$5,738
Non-U.S.	463	490	337

	$431	$6,510	$6,075

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	0.5	2.2	2.0
Non-U.S. tax rate differential	(21.6)	(1.2)	0.2
Nondeductible/nontaxable items	3.1	1.4	(0.1)
U.S. federal tax credits	(22.0)	(2.0)	(1.3)
Other	16.5	0.1	0.5

Effective income tax rate	11.5%	35.5%	36.3%

During the third quarter of 2006, we recognized a $52 million reduction of income tax expense related to favorable developments with certain U.S. federal tax contingency matters involving non-U.S. operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2007	2006
Property, plant and equipment	$2,864	$2,802
Goodwill and intangible assets	636	578
Pension plans	693	579
Other	355	343

Gross deferred tax liabilities	4,548	4,302

Other postretirement benefits	890	789
Loss and credit carryforwards (non-U.S. and state)	189	130
Insurance reserves	606	586
Vacation pay accrual	185	171
Other	738	659

Gross deferred tax assets	2,608	2,335
Deferred tax assets valuation allowance	(56)	(43)

Net deferred tax assets	2,552	2,292

Net deferred tax liability	$1,996	$2,010

Amounts recognized in the balance sheet:
Current deferred tax asset	$605	$414

Non-current deferred tax asset	$19	$105

Non-current deferred tax liabilities	$2,620	$2,529

The valuation allowance changed by $(13), $11, and $32 million during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, we have U.S. state & local operating loss and credit carryforwards of approximately $1.773 billion and $68 million, respectively. The operating loss carryforwards expire at varying dates through 2027. The state credits can be carried forward for periods ranging from three years to indefinitely. We also have non-U.S. loss carryforwards of approximately $793 million as of December 31, 2007, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state loss carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $1.720 billion at December 31, 2007. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

We adopted FIN 48 on January 1, 2007. The cumulative effect of adopting this standard was to recognize a $104 million decrease in the January 1, 2007 balance of retained earnings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

Balance at January 1, 2007	$373
Additions for tax positions of the current year	13
Additions for tax positions of prior years	34
Reductions for tax positions of prior years for:
Changes in judgment or facts	(12)
Settlements during the period	(49)
Lapses of applicable statute of limitations	(4)

Balance at December 31, 2007	$355

As of December 31, 2007, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $134 million. We also had gross recognized tax benefits of $567 million recorded as of December 31, 2007 associated with outstanding refund claims for prior tax years. Therefore, we had a net receivable recorded with respect to prior year income tax matters in the accompanying balance sheets.

Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties of $5 million and interest of $36 million during 2007. As of December 31, 2007, we have recognized a liability for penalties of $6 million and interest of $75 million. Additionally, we have recognized a receivable for interest of $116 million for the recognized tax benefits associated with outstanding refund claims.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. As of December 31, 2007, we had substantially resolved all U.S. federal income tax matters for tax years prior to 1999. In the third quarter of 2007, we entered into a Joint Stipulation to Dismiss the case with the Department of Justice, effectively withdrawing our refund claim related to the 1994 disposition of a subsidiary in France. The write-off of previously recognized tax receivable balances associated with the 1994 French matter resulted in a $37 million increase in income tax expense for the quarter. However, this increase was offset by the impact of favorable developments with various other U.S. federal, U.S. state, and non-U.S. contingency matters. In February 2008, the IRS completed its audit of the tax years 1999 through 2002 with only a limited number of issues that will be considered by the IRS Appeals Office by 2009. The IRS is in the final stages of completing its audit of the tax years 2003 through 2004. We anticipate that the IRS will conclude its audit of the 2003 and 2004 tax years by 2009. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state and local matters are subject to ongoing litigation.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions, the deductibility of acquisition costs, the consideration of filing requirements in various states, the allocation of income and expense between tax jurisdictions and the effects of terminating an election to have a foreign subsidiary join in filing a consolidated return. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2007	2006	2005
Numerator:
Net income	$382	$4,202	$3,870

Denominator:
Weighted average shares	1,055	1,082	1,110
Deferred compensation obligations	2	3	3

Denominator for basic earnings per share	1,057	1,085	1,113

Effect of dilutive securities:
Restricted performance units	2	1	1
Restricted stock units	2	1	—
Stock options	2	2	2

Denominator for diluted earnings per share	1,063	1,089	1,116

Basic earnings per share	$0.36	$3.87	$3.48

Diluted earnings per share	$0.36	$3.86	$3.47

Diluted earnings per share for the years ended December 31, 2007, 2006, and 2005 exclude the effect of 8.9, 6.3, and 5.9 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

Commodity Price Risk Management

We are exposed to changes in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we use a combination of options contracts to provide partial protection from changing fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2007 and 2006 was an asset (liability) of $(179) and $10 million, respectively. We have designated and account for these contracts as cash

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow hedges, and to the extent the hedges remain effective, the resulting gains and losses from these hedges are recognized in the income statement when the underlying fuel or energy product being hedged is consumed.

In the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash, which is reported in other investing activities in the statement of cash flows. These derivatives were designated as hedges of forecasted cash outflows for purchases of fuel products. As these derivatives maintained their effectiveness and qualified for hedge accounting, the gains associated with these hedges were recognized in income over the original term of the hedges through the end of 2007.

Foreign Currency Exchange Risk Management

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge currency cash flow exposures. As of December 31, 2007 and 2006, the net fair value of the hedging instruments described above was an asset (liability) of $(42) and $30, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales occur.

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

We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2007 and 2006 was a liability of $94 and $79 million, respectively.

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

Derivatives Not Designated As Hedges

Derivatives not designated as hedges primarily consist of a small portfolio of stock warrants in public and private companies that are held for investment purposes. These warrants are recorded at fair value, and the impact of these warrants on our results was immaterial for 2007, 2006 and 2005.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Effects of Derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under FAS 133 whether effective or not, and must therefore be marked to market through income. Both the effective and ineffective portions of gains and losses on hedges are reported in the income statement category related to the hedged exposure. Ineffectiveness included in the income statement was a loss of $12 million for 2007, and was immaterial for 2006 and 2005. The elements excluded from the measure of effectiveness were immaterial for 2007, 2006 and 2005.

As of December 31, 2007, $296 million in pre-tax losses related to cash flow hedges that are currently deferred in OCI are expected to be reclassified to income over the 12 month period ending December 31, 2008. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2007 in connection with forecasted transactions that were no longer considered probable of occurring.

At December 31, 2007, the maximum term of derivative instruments that hedge forecasted transactions was 2 years.

Fair Value of Financial Instruments

At December 31, 2007 and 2006, our financial instruments included cash and cash equivalents, marketable securities and short-term investments, accounts receivable, finance receivables, accounts payable, short-term and long-term borrowings, and commodity, interest rate, foreign currency, and equity options, forwards, and swaps. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments. The fair value of our marketable securities and short-term investments is disclosed in Note 2, finance receivables in Note 3, and debt instruments in Note 8.

NOTE 16. RESTRUCTURING COSTS AND RELATED EXPENSES

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, we incurred costs related to integration activities, such as employee relocations, the moving of inventory and fixed assets, and the consolidation of information systems, and these amounts were expensed as incurred. We completed the majority of our integration activities for the air freight restructuring program in the fourth quarter of 2006. The remaining restructuring liabilities primarily represent costs that will continue to be incurred under various long-term contracts without any economic benefit to our Company.

Set forth below is a summary of activity related to the air freight restructuring program and resulting liability for the year ended December 31, 2007 (in millions):

	Employee Severance	Asset Impairment	Facility Consolidation	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—	$—
Costs accrued	31	56	48	25	160
Cash spent	(7)	—	(1)	—	(8)
Charges against assets	—	(56)	—	—	(56)

Balance at December 31, 2005	24	—	47	25	96

Cash spent	(17)	—	(3)	(10)	(30)
Charges against assets	—	—	—	—	—
Reversals, currency, and other	(7)	—	(4)	(2)	(13)

Balance at December 31, 2006	$—	$—	$40	$13	$53
Cash spent	—	—	(3)	(4)	(7)
Charges against assets	—	—	—	—	—
Reversals, currency, and other	—	—	(5)	(1)	(6)

Balance at December 31, 2007	$—	$—	$32	$8	$40

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

Lynx Express Ltd.

In conjunction with our integration of the Lynx business, in 2006 we implemented a series of initiatives to reduce operating costs and maximize the efficiencies of the UPS network in the United Kingdom. These initiatives include closing existing hubs and constructing a consolidated sorting facility as well as establishing a

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

European shared service center in Poland. As a result of these initiatives, we accrued certain costs related to employee severance, lease terminations and other facility costs as well as recorded a reduction in the fair value of certain assets acquired. The restructuring costs that impacted the acquired Lynx business resulted in an adjustment to goodwill of $7 million in 2006. The remaining integration costs for this restructuring program, including facility costs associated with capacity expansion, will be recognized as expense when incurred. We anticipate completing this integration program during 2008 at which time certain hubs will be closed and the new consolidated sorting facility will be fully operational.

Supply Chain Solutions

In an effort to rationalize our cost structure and focus on profitable revenue growth, we initiated a restructuring plan for our Supply Chain Solutions forwarding & logistics operations in the fourth quarter of 2006. This restructuring involved a reduction of non-operating expenses by approximately 20%, including a reduction in non-operating staff of approximately 1,400 people. During 2006, $12 million in costs were accrued related to employee severance.

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France. The objective of this restructuring plan was to reduce our forwarding and logistics cost structure and focus on profitable revenue growth in the Europe region. The restructuring principally consisted of an employment reduction program which included a voluntary termination phase followed by an involuntary termination phase. The employment reduction program was ratified by our company’s trade union representatives in France in July 2007 and communicated to employees immediately following the ratification. Employees participating in this program are entitled to severance benefits, including certain bonuses for employees participating in the voluntary termination phase. These severance benefits are formula-driven and are in accordance with French statutory laws as well as the applicable collective bargaining agreements. The employment reduction program resulted in 103 employees accepting the voluntary termination offer and 342 positions identified for the involuntary termination program. The restructuring also included costs incurred related to contract terminations for leased facilities, vehicles and equipment as well as impairment charges associated with long-lived assets. We have recorded a restructuring charge of $42 million related to severance costs and $4 million for impairments and other contract termination costs. We anticipate completing this restructuring plan during 2008.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. QUARTERLY INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue:
U.S. Domestic Package	$7,552	$7,463	$7,579	$7,462	$7,545	$7,402	$8,309	$8,129
International Package	2,385	2,161	2,500	2,233	2,529	2,251	2,867	2,444
Supply Chain & Freight	1,969	1,897	2,110	2,041	2,131	2,009	2,216	2,055

Total revenue	11,906	11,521	12,189	11,736	12,205	11,662	13,392	12,628
Operating profit (loss):
U.S. Domestic Package	941	1,185	1,192	1,234	1,228	1,208	(4,892)	1,296
International Package	371	395	475	414	428	387	557	514
Supply Chain & Freight	46	(25)	98	47	52	(19)	82	(1)

Total operating profit (loss)	1,358	1,555	1,765	1,695	1,708	1,576	(4,253)	1,809
Net income (loss)	$843	$975	$1,104	$1,061	$1,076	$1,038	$(2,641)	$1,128

Earnings (loss) per share:
Basic	$0.79	$0.89	$1.04	$0.98	$1.02	$0.96	$(2.52)	$1.05
Diluted	$0.78	$0.89	$1.04	$0.97	$1.02	$0.96	$(2.52)	$1.04

First quarter 2007 operating profit includes the aircraft impairment charge of $221 million as discussed in Note 1 ($159 million U.S. Domestic Package and $62 million International Package), and the SVSO charge of $68 million as discussed in Note 16 ($53 million U.S. Domestic Package, $7 million International Package, and $8 million Supply Chain & Freight). The after-tax impact of these two charges reduced first quarter 2007 net income by $184 million, which reduced basic earnings per share by $0.17, and diluted earnings per share by $0.18.

Third quarter 2007 operating profit includes the $46 million charge related to the restructuring of our France forwarding and logistics operations within our Supply Chain & Freight reporting segment, as discussed in Note 16. The after-tax impact of this charge reduced third quarter 2007 net income by $31 million, which reduced basic and diluted earnings per share by $0.03.

Fourth quarter 2007 operating profit includes the $6.100 billion charge in the U.S. Domestic Package segment related to the withdrawal from the Central States Pension Fund, as discussed in Note 5. The after-tax impact of this charge reduced fourth quarter 2007 net income by $3.772 billion, which reduced basic earnings per share by $3.60 and diluted earnings per share by $3.59.

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

2.2	—	Agreement and Plan of Merger, dated as of May 15, 2005, among United Parcel Service, Inc., Overnite Corporation, and Olympic Merger Sub, Inc. (incorporated by reference to the Form 8-K, filed on May 18, 2005).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).

4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).

4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.9	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.10	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.11	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).

4.12	—	Form of Underwriting Agreement relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.13	—	Selling Agent Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2006) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 2003).

Exhibit No.		Description
10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24 (incorporated by reference to Exhibit 10.1 to 2001 Annual Report on Form 10-K).

(1) Amendment No. 25 to the UPS Thrift Plan (incorporated by reference to Exhibit 10.1(1) to 2002 Annual Report on Form 10-K).

†10.2	—	UPS Retirement Plan, as Amended and Restated, including Amendment Nos. 1 through 37.

10.3	—	UPS Savings Plan, as Amended and Restated, including Restatement Amendment Nos. 1 through 8 (incorporated by reference to Exhibit 10.3 to 2001 Annual Report on Form 10-K).

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

† (4) Amendment No. 4 to the UPS Savings Plan.

† (5) Amendment No. 5 to the UPS Savings Plan.

† (6) Amendment No. 6 to the UPS Savings Plan.

† (7) Amendment No. 7 to the UPS Savings Plan.

† (8) Amendment No. 8 to the UPS Savings Plan.

† (9) Amendment No. 9 to the UPS Savings Plan.

† (10) Amendment No. 10 to the UPS Savings Plan.

10.4	—	Credit Agreement (364-Day Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2007).

10.5	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2007).

10.6	—	Credit Agreement (364-Day Facility) dated October 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. as arranger and book manager, and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2007).

10.7	—	UPS Excess Coordinating Benefit Plan (incorporated by reference to Exhibit 10.8 to 2003 Annual Report on Form 10-K).

10.8	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to 2003 Annual Report on Form 10-K).

Exhibit No.		Description
10.9	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).

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

† (11) Amendment No. 11 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

† (12) Amendment No. 12 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

† (13) Amendment No. 13 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

† (14) Amendment No. 14 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

† (15) Amendment No. 15 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

† (16) Amendment No. 16 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

10.10	—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

(1) Form of Non-Qualified Stock Option Award Agreement and Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.11(1) to 2004 Annual Report on Form 10-K).

(2) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

(3) Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 5, 2006).

(4) Form of Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2006).

Exhibit No.		Description

(5)         Form of Restricted Stock Unit Award Agreement for the 2007 Long-Term Incentive Performance Awards under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 7, 2007).

(6)         Form of First Amendment to Restricted Stock Award Agreement for Non-Management Directors under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007).

10.11	—	UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to 2000 Annual Report on Form 10-K).

(1) Amendment to the UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.12(1) to 2004 Annual Report on Form 10-K).

10.12	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.

10.13	—	Form of United Parcel Service, Inc. Discounted Employee Stock Purchase Plan (incorporated by reference to Appendix B to Definitive Proxy Statement for 2001 Annual Meeting of Shareowners).

(1) Amendment to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12(1) to the 2005 Annual Report on Form 10-K).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 14 to Part I, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

†12	—	Ratio of Earnings to Fixed Charges.

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.