Form 10-Q
period 2008-03-31
UNITED PARCEL SERVICE INC
filed 2008-05-09
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

There were 335,006,343 Class A shares, and 685,850,517 Class B shares, with a par value of $0.01 per share, outstanding at April 29, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2008 (unaudited) and December 31, 2007

(In millions)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,009	$2,027
Marketable securities and short-term investments	475	577
Accounts receivable, net	5,956	6,084
Finance receivables, net	513	468
Deferred income tax assets	641	606
Income taxes receivable	127	1,256
Other current assets	881	742

Total Current Assets	9,602	11,760
Property, Plant and Equipment, Net	17,921	17,663
Pension and Postretirement Benefit Assets	4,462	4,421
Goodwill	2,607	2,577
Intangible Assets, Net	612	628
Long-Term Finance Receivables, Net	450	431
Other Non-Current Assets	1,816	1,562

	$37,470	$39,042

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,508	$3,512
Accounts payable	1,946	1,819
Accrued wages and withholdings	1,656	1,414
Dividends payable	—	440
Self-insurance reserves	718	704
Income taxes payable	359	28
Other current liabilities	1,790	1,923

Total Current Liabilities	8,977	9,840
Long-Term Debt	7,294	7,506
Pension and Postretirement Benefit Obligations	4,622	4,438
Deferred Income Tax Liabilities	2,472	2,620
Self-Insurance Reserves	1,648	1,651
Other Non-Current Liabilities	864	804
Shareowners’ Equity:
Class A common stock (340 and 349 shares issued in 2008 and 2007)	3	3
Class B common stock (688 and 694 shares issued in 2008 and 2007)	7	7
Additional paid-in capital	—	—
Retained earnings	13,517	14,186
Accumulated other comprehensive loss	(1,934)	(2,013)
Deferred compensation obligations	118	137

	11,711	12,320
Less: Treasury stock (2 shares in 2008 and 2007)	(118)	(137)

Total Shareowners’ Equity	11,593	12,183

Total Liabilities and Shareowners’ Equity	$37,470	$39,042

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$12,675	$11,906
Operating Expenses:
Compensation and benefits	6,500	6,341
Repairs and maintenance	298	306
Depreciation and amortization	452	436
Purchased transportation	1,595	1,330
Fuel	950	616
Other occupancy	280	252
Other expenses	1,107	1,267

Total Operating Expenses	11,182	10,548

Operating Profit	1,493	1,358

Other Income and (Expense):
Investment income	57	14
Interest expense	(134)	(49)

Total Other Income and (Expense)	(77)	(35)

Income Before Income Taxes	1,416	1,323
Income Taxes	510	480

Net Income	$906	$843

Basic Earnings Per Share	$0.87	$0.79

Diluted Earnings Per Share	$0.87	$0.78

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$906	$843
Change in foreign currency translation adjustment	108	31
Change in unrealized gain (loss) on marketable securities, net of tax	(20)	4
Change in unrealized gain (loss) on cash flow hedges, net of tax	(50)	(39)
Change in unrecognized pension and postretirement benefit costs, net of tax	33	30

Comprehensive income	$977	$869

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$906	$843
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	452	436
Pension & postretirement benefit expense	181	130
Pension & postretirement benefit contributions	(38)	(29)
Self-insurance reserves	11	40
Deferred taxes, credits, and other	(114)	(129)
Stock compensation expense	117	95
Asset impairment and obsolescence charge	—	221
Other (gains) losses	158	24
Changes in assets and liabilities:
Accounts receivable, net	162	270
Income taxes receivable	1,129	—
Other current assets	(155)	(17)
Accounts payable	5	(16)
Accrued wages and withholdings	235	169
Income taxes payable	331	469
Other current liabilities	(69)	84
Other operating activities	(6)	(97)

Net cash from operating activities	3,305	2,493

Cash Flows From Investing Activities:
Capital expenditures	(661)	(668)
Proceeds from disposals of property, plant and equipment	57	20
Purchases of marketable securities and short-term investments	(1,380)	(3,019)
Sales and maturities of marketable securities and short-term investments	1,106	2,687
Net (increase) decrease in finance receivables	(57)	24
Other investing activities	(93)	11

Net cash (used in) investing activities	(1,028)	(945)

Cash Flows From Financing Activities:
Net change in short-term debt	(1,190)	(14)
Proceeds from long-term borrowings	4,056	80
Repayments of long-term borrowings	(4,113)	(79)
Purchases of common stock	(1,170)	(669)
Issuances of common stock	45	38
Dividends	(886)	(830)
Other financing activities	(84)	—

Net cash (used in) financing activities	(3,342)	(1,474)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	47	3

Net Increase (Decrease) In Cash And Cash Equivalents	(1,018)	77
Cash And Cash Equivalents:
Beginning of period	2,027	794

End of period	$1,009	$871

See notes to unaudited consolidated financial statements.

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2008, our results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the first quarter of 2008, we granted target restricted stock units (“RSUs”) under the UPS Long-Term Incentive Performance Award program to eligible management. Of the total 2008 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2008 to 2010, using performance criteria targets established each year. For 2008, those targets consist of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2008 target award will be based upon our achievement of adjusted earnings per share for the three-year award cycle compared to a target established at the beginning of the award cycle.

The number of RSUs earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the RSUs earned may be a percentage less than or more than 100% of the target RSUs for each tranche. Target RSU award grants range in size from 50% to 250% of annual salary based upon the participant’s responsibility level within UPS. The target RSU grant for the 2008 Long-Term Incentive Performance Awards program was valued using the closing New York Stock Exchange price of $69.61 on March 17, 2008.

Awards granted under the UPS Long-Term Incentive program are normally granted during the second quarter of each year, and awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2008 and 2007 was $117 and $95 million pre-tax, respectively.

Note 3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities, and removed certain leasing transactions from its scope. We adopted FAS 157 on January 1, 2008, and the impact of adoption was not material to our results of operations or financial condition. The disclosures required by FAS 157 are included in Note 12.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159.

Through 2007, we utilized the early measurement date option available under FASB Statement No. 87 “Employers’ Accounting for Pensions”, and we measured the funded status of our plans as of September 30 each year. Under the provisions of FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”), we are required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect $44 million reduction to retained earnings as of January 1, 2008.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. We adopted the provisions of EITF 06-11 beginning in the first quarter of 2008. This adoption did not have a material impact on our results of operations or financial condition.

In December 2007 the FASB issued Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of March 31, 2008, we had approximately $10 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of FAS 161 may have on our consolidated financial statements.

Note 4. Marketable Securities

The following is a summary of marketable securities as of March 31, 2008 and December 31, 2007 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2008
Current marketable securities:
U.S. government and agency securities	$108	$2	$1	$109
Mortgage and asset-backed securities	228	3	3	228
Corporate securities	132	3	1	134
Other debt securities	2	—	—	2

Total debt securities	470	8	5	473
Common equity securities	2	—	—	2

Current marketable securities	472	8	5	475

Non-current marketable securities:
State and local municipal securities	167	—	11	156
Asset-backed securities	152	—	18	134
Common equity securities	25	9	—	34
Preferred equity securities	64	—	4	60

Non-current marketable securities	408	9	33	384

Total marketable securities	$880	$17	$38	$859

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2007
Current marketable securities:
U.S. government and agency securities	$59	$2	$—	$61
Mortgage and asset-backed securities	251	2	2	251
Corporate securities	152	2	—	154
State and local municipal securities	4	—	—	4
Other debt securities	2	—	—	2

Total debt securities	468	6	2	472
Common equity securities	2	—	—	2
Preferred equity securities	103	—	—	103

Current marketable securities	573	6	2	577

Non-current common equity securities	25	8	—	33

Total marketable securities	$598	$14	$2	$610

At March 31, 2008, we held $383 million in principal value of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “State and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations. Substantially all of our investments in auction rate securities maintain ratings of AA / Aa or higher by Standard and Poor’s and Moody’s, respectively.

In the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have reclassified all of our investments in auction rate securities to non-current marketable securities, as noted in the table above, as of March 31, 2008. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an unrealized loss of approximately $33 million on these securities during the first quarter 2008 in other comprehensive income, reflecting the decline in the estimated fair value of these securities. At the current time, we do not anticipate any losses being realized on these investments.

We have concluded that no other-than-temporary impairment losses on our auction rate securities occurred in the first quarter of 2008. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. In April 2008, approximately $25 million of these securities we held at March 31, 2008 were liquidated at par value.

The amortized cost and estimated fair value of marketable securities and short-term investments at March 31, 2008, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$9	$9
Due after one year through three years	169	171
Due after three years through five years	19	19
Due after five years	592	564

	789	763
Equity securities	91	96

	$880	$859

Note 5. Property, Plant and Equipment

Property plant and equipment as of March 31, 2008 and December 31, 2007 consists of the following (in millions):

	2008	2007
Vehicles	$5,364	$5,295
Aircraft (including aircraft under capitalized leases)	13,878	13,541
Land	1,072	1,056
Buildings	2,868	2,837
Leasehold improvements	2,646	2,604
Plant equipment	5,656	5,537
Technology equipment	1,741	1,699
Equipment under operating lease	151	153
Construction-in-progress	892	889

	34,268	33,611
Less: Accumulated depreciation and amortization	(16,347)	(15,948)

	$17,921	$17,663

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three months ended March 31, 2008 and 2007 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Net Periodic Cost:
Service cost	$177	$130	$23	$25	$7	$7
Interest cost	263	209	50	45	8	7
Expected return on assets	(379)	(325)	(12)	(11)	(9)	(7)
Amortization of:
Transition obligation	1	1	—	—	—	—
Prior service cost	46	14	(1)	(2)	—	—
Actuarial (gain) loss	2	27	5	6	—	1
Settlements, curtailments, and other	—	—	—	3	—	—

Net periodic benefit cost	$110	$56	$65	$66	$6	$8

During the first three months of 2008, we contributed $17 and $21 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $157 and $62 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Goodwill and Intangible Assets

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2008 and December 31, 2007 (in millions):

	December 31, 2007	Acquired	Purchase Price Adjustments	Currency/ Other	March 31, 2008
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	295	—	—	16	311
Supply Chain & Freight	2,282	—	—	14	2,296

	$2,577	$—	$—	$30	$2,607

The following is a summary of intangible assets as of March 31, 2008 and December 31, 2007 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2008:
Trademarks, licenses, patents, and other	$75	$(58)	$17
Customer lists	164	(44)	120
Franchise rights	110	(37)	73
Capitalized software	1,703	(1,301)	402

Total Intangible Assets, Net	$2,052	$(1,440)	$612

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2007:
Trademarks, licenses, patents, and other	$75	$(54)	$21
Customer lists	162	(40)	122
Franchise rights	110	(35)	75
Capitalized software	1,663	(1,253)	410

Total Intangible Assets, Net	$2,010	$(1,382)	$628

Note 8. Debt and Financing Arrangements

Outstanding debt as of March 31, 2008 and December 31, 2007 consists of the following (in millions):

	2008	2007
8.38% debentures	$750	$761
4.50% senior notes	1,737	—
5.50% senior notes	745	—
6.20% senior notes	1,479	—
Floating rate senior notes	438	441
Commercial paper	2,271	7,366
Capital lease obligations	478	479
Facility notes and bonds	434	435
UPS Notes	440	513
Pound Sterling notes	1,000	989
Other debt	30	34

Total debt	9,802	11,018
Less: current maturities	(2,508)	(3,512)

Long-term debt	$7,294	$7,506

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.271 billion outstanding under this program as of March 31, 2008, with an average interest rate of 2.84%. The entire balance outstanding has been classified as a current liability on our balance sheet as of March 31, 2008. As of December 31, 2007, approximately $4.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate notes, as discussed further below. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of March 31, 2008.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 18, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At March 31, 2008, there were no outstanding borrowings under these facilities. Concurrent with entering into the $4.5 billion facility in April 2008, we terminated our previous $1.0 billion credit facility that was scheduled to expire on April 17, 2008, as well as the $7.0 billion credit facility that was scheduled to expire on October 17, 2008.

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

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness that may be incurred by the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of March 31, 2008.

Note 9. Legal Proceedings and Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in June 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiff appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the re-branding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS and UPS Freight, along with several other companies involved in the LTL freight business, have been named as defendants in numerous putative class-action lawsuits filed since July 30, 2007. The cases have been consolidated for pretrial purposes in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

As of December 31, 2007, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement will take effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 2,900). These agreements run through July 31, 2009.

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

Note 10. Shareowners’ Equity

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2008, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of March 31, 2008, no preferred shares had been issued.

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the three months ended March 31, 2008 and 2007 (in millions, except per share amounts):

	2008		2007
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	349	$3	401	$4
Common stock purchases	(4)	—	(4)	—
Stock award plans	1	—	1	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(7)	—	(10)	—

Class A shares issued at end of period	340	$3	389	$4

Class B Common Stock
Balance at beginning of period	694	$7	672	$7
Common stock purchases	(13)	—	(5)	—
Conversions of Class A to Class B common stock	7	—	10	—

Class B shares issued at end of period	688	$7	677	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		139		103
Common stock purchases		(186)		(152)
Common stock issuances		47		49

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$14,186		$17,676
Cumulative adjustment for accounting changes		(60)		(104)
Net income		906		843
Dividends ($0.45 and $0.42 per share)		(466)		(449)
Common stock purchases		(1,049)		(490)

Balance at end of period		$13,517		$17,476

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which resulted in a reduction to retained earnings of $104 million. On January 1, 2008, we recognized a $44 million reduction to retained earnings as a result of changing our measurement date under FAS 158, which is discussed further in Note 3. Also on January 1, 2008, we recognized a $16 million reduction to retained earnings as a result of adopting FAS 159, which is discussed further in Note 12.

We repurchased a total of 17.4 million shares of Class A and Class B common stock for $1.235 billion for the three months ended March 31, 2008, and 8.9 million shares for $642 million for the three months ended March 31, 2007. In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. Prospectively, we intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. We intend to complete this level of share repurchases within two years. Share repurchases may take the form of an accelerated share repurchase program, open market purchases, or other such methods as we deem appropriate. As of March 31, 2008, we had $8.895 billion of our share repurchase authorization remaining.

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	2008	2007
Foreign currency translation adjustment:
Balance at beginning of period	$81	$(109)
Aggregate adjustment for the period	108	31

Balance at end of period	189	(78)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	9	12
Current period changes in fair value (net of tax effect of $(11) and $2)	(17)	4
Reclassification to earnings (net of tax effect of $(2) and $0)	(3)	—

Balance at end of period	(11)	16

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(250)	68
Current period changes in fair value (net of tax effect of $(67) and $(11))	(112)	(18)
Reclassification to earnings (net of tax effect of $38 and $(12))	62	(21)

Balance at end of period	(300)	29

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(1,853)	(2,176)
Unrecognized net actuarial gain (net of tax effect of $5 and $0)	8	—
Reclassification to earnings (net of tax effect of $20 and $17)	33	30

Balance at end of period	(1,812)	(2,146)

Accumulated other comprehensive income (loss) at end of period	$(1,934)	$(2,179)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	2008		2007
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$137		$147
Reinvested dividends		2		2
Option exercise deferrals		—		—
Benefit payments		(21)		(14)

Balance at end of period		$118		$135

Treasury Stock
Balance at beginning of period	(2)	$(137)	(3)	$(147)
Reinvested dividends	—	(2)	—	(2)
Option exercise deferrals	—	—	—	—
Benefit payments	—	21	—	14

Balance at end of period	(2)	$(118)	(3)	$(135)

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

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, short-term investments, and investments in limited partnerships.

Segment information for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	2008	2007
Revenue:
U.S. Domestic Package	$7,735	$7,552
International Package	2,759	2,385
Supply Chain & Freight	2,181	1,969

Consolidated	$12,675	$11,906

Operating Profit:
U.S. Domestic Package	$959	$941
International Package	421	371
Supply Chain & Freight	113	46

Consolidated	$1,493	$1,358

Note 12. Fair Value Disclosures

Effective January 1, 2008, we adopted FAS 157, which requires disclosures about our assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. We have not applied the provisions of FAS 157 to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. We will apply the provisions of FAS 157 to these assets and liabilities, beginning January 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

Upon our adoption of FAS 159 on January 1, 2008, we elected to apply the fair value option to our holdings in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008, representing the after-tax cumulative effect adjustment of adopting FAS 159.

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FAS 157. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Marketable Securities—Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include non-auction rate asset-backed securities and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing, or other models that utilize observable inputs such as yield curves.

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. These securities were valued as of March 31, 2008 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

Derivative Contracts—Our foreign currency, interest rate, and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and commodity forward prices, and therefore are classified as Level 2.

Other Investments—Financial assets and liabilities utilizing Level 3 inputs include our holdings in certain investment partnerships. These partnerships do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets
Marketable securities	$147	$362	$350	$859
Derivative contracts	—	37	—	37
Other investments	—	—	362	362

Total	$147	$399	$712	$1,258

Liabilities
Derivative contracts	$—	$369	$—	$369

Total	$—	$369	$—	$369

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2008 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2008	$10	$363	$373
Transfer into (out of) Level 3	373	—	373
Net realized and unrealized gains (losses):	—	—	—
Included in earnings (in investment income)	—	(1)	(1)
Included in accumulated other comprehensive income (pre-tax)	(33)	—	(33)
Purchases, issuances, and settlements	—	—	—

Balance on March 31, 2008	$350	$362	$712

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in millions, except per share amounts):

	2008	2007
Numerator:
Net income	$906	$843

Denominator:
Weighted average shares	1,034	1,067
Deferred compensation obligations	3	3

Denominator for basic earnings per share	1,037	1,070

Effect of dilutive securities:
Restricted performance units	3	2
Restricted stock units	3	1
Stock option plans	1	2

Denominator for diluted earnings per share	1,044	1,075

Basic earnings per share	$0.87	$0.79

Diluted earnings per share	$0.87	$0.78

Diluted earnings per share for the three months ended March 31, 2008 and 2007 exclude the effect of 9.8 and 7.3 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

Note 14. Aircraft Impairment and Obsolescence Charge

In the first quarter of 2007, we initiated a review of our aircraft fleet types as a result of business changes that occurred, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as changes to our aircraft orders and planned delivery dates. The review was completed in March 2007 and, based on the results of our evaluation, we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment.

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

Note 15. UPS Special Voluntary Separation Opportunity Charge

In December 2006, we offered a special voluntary separation opportunity (“SVSO”) to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program. The cash payout in the first quarter of 2007 totaled $35 million, and we paid $28 million in the first quarter of 2008 related to this program. The $68 million charge is included in the caption “Compensation and benefits” in the Statement of Consolidated Income, of which $53 million impacted our U.S. Domestic Package segment, $8 million impacted our Supply Chain & Freight segment, and $7 million impacted our International Package segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2008	2007	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,638	$1,653	$(15)	(0.9)%
Deferred	805	802	3	0.4
Ground	5,292	5,097	195	3.8

Total U.S. Domestic Package	7,735	7,552	183	2.4
International Package:
Domestic	583	511	72	14.1
Export	2,022	1,747	275	15.7
Cargo	154	127	27	21.3

Total International Package	2,759	2,385	374	15.7
Supply Chain & Freight:
Forwarding and Logistics	1,563	1,386	177	12.8
Freight	513	488	25	5.1
Other	105	95	10	10.5

Total Supply Chain & Freight	2,181	1,969	212	10.8

Consolidated	$12,675	$11,906	$769	6.5%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,199	1,246	(47)	(3.8)%
Deferred	909	936	(27)	(2.9)
Ground	11,139	11,107	32	0.3

Total U.S. Domestic Package	13,247	13,289	(42)	(0.3)
International Package:
Domestic	1,101	1,114	(13)	(1.2)
Export	778	722	56	7.8

Total International Package	1,879	1,836	43	2.3

Consolidated	15,126	15,125	1	0.0%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.35	$20.73	$0.62	3.0%
Deferred	13.84	13.39	0.45	3.4
Ground	7.42	7.17	0.25	3.5
Total U.S. Domestic Package	9.12	8.88	0.24	2.7
International Package:
Domestic	8.27	7.17	1.10	15.3
Export	40.61	37.81	2.80	7.4
Total International Package	21.66	19.22	2.44	12.7
Consolidated	$10.68	$10.13	$0.55	5.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2008	2007	$ /#	%
LTL revenue (in millions)	$484	$465	$19	4.1%
LTL revenue per LTL hundredweight	$18.38	$16.19	$2.19	13.5
LTL shipments (in thousands)	2,397	2,502	(105)	(4.2)
LTL shipments per day (in thousands)	37.4	39.1	(1.7)	(4.2)
LTL gross weight hauled (in millions of pounds)	2,634	2,873	(239)	(8.3)
LTL weight per shipment (in pounds)	1,099	1,149	(50)	(4.4)
Operating days in period	64	64

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended March 31,		Change
	2008	2007	$	%
Reporting Segment
U.S. Domestic Package	$959	$941	$18	1.9%
International Package	421	371	50	13.5
Supply Chain & Freight	113	46	67	145.7

Consolidated Operating Profit	$1,493	$1,358	$135	9.9%

	Three Months Ended March 31,
	2008	2007
Reporting Segment
U.S. Domestic Package	12.4%	12.5%
International Package	15.3%	15.6%
Supply Chain & Freight	5.2%	2.3%
Consolidated Operating Margin	11.8%	11.4%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $183 million, or 2.4%, for the quarter, largely due to a 2.7% improvement in revenue per piece, offset by a 0.3% decrease in average daily package volume.

Next Day Air volume declined 3.8% and deferred air volume declined 2.9%, while ground volume only increased 0.3% during the quarter, primarily as a result of slowing growth in the U.S. economy. Recent trends in industrial production and retail sales have not been favorable for the small package market, which places additional pressure on our domestic package volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The increase in overall revenue per piece of 2.7% resulted primarily from a rate increase that took effect during the quarter and higher fuel surcharge rates, but was partially offset by an unfavorable shift in product mix. Next Day Air and Deferred revenue per piece increased 3.0% and 3.4%, respectively, and were positively impacted by the base rate increase and higher fuel surcharge rate for air products (discussed further below), but adversely impacted by lower average package weights and a mix shift toward lower yielding products. Ground revenue per piece increased 3.5%, mainly due to the rate increase, as well as a higher fuel surcharge rate due to increased diesel fuel prices in 2008 compared with the first quarter of 2007.

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

We also modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 18.84% in 2008, an increase from the 9.47% in the first quarter of 2007, due to the significant increase in jet fuel prices in 2008, but partially offset by the 2% reduction in the index. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products increased to 6.17% in 2008 from 3.66% in the first quarter of 2007, due to significantly higher diesel fuel prices. Total domestic fuel surcharge revenue increased by $196 million in 2008 compared with the first quarter of 2007, primarily due to the higher fuel surcharge rates discussed above, but partially offset by the decline in volume for our air products.

U.S. domestic package operating profit increased $18 million, or 1.9%, in the first quarter of 2008 compared with the same period in 2007. Operating profit for the first quarter of 2007 was adversely affected by the aircraft impairment and SVSO charges (discussed further in the “Operating Expenses” section), which reduced domestic operating profit by $159 million and $53 million, respectively. The absence of these charges in 2008 favorably affected the operating profit comparison between periods. However, operating profit in 2008 was adversely impacted by the slowing growth in the U.S. economy, as well as lower asset utilization due to the slight decline in volume.

International Package Operations

International Package revenue improved $374 million, or 15.7%, for the quarter, driven by a 7.8% volume increase for our export products and a 12.7% increase in total revenue per piece. The growth in revenue per piece was primarily due to rate increases, the impact of currency exchange rates, and increased fuel surcharge rates.

Export volume increased throughout the world, with Asian and U.S. export volume increasing approximately 10% during the quarter, and European export volume growing approximately 9%. Asian export volume continues to benefit from our geographic service expansion, as well as strong economic growth in Asia. The European export volume increase was driven by continued growth in the transborder business. Our European export volume was adversely affected by the timing of the Easter holiday, which resulted in two fewer business days in many European countries in 2008 compared with 2007.

Non-U.S. domestic volume decreased 1.2%, and was impacted by volume declines in our Canadian business due to the weakening economic environment in that country. Our non-U.S. domestic volume was also adversely impacted by the timing of the Easter holiday.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Export revenue per piece increased 7.4% for the quarter, largely due to base rate increases, higher fuel surcharge rates, and favorable currency exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products. Domestic revenue per piece increased 15.3% for the quarter, and was affected by rate increases and favorable exchange rates. Total average revenue per piece increased 4.4% on a currency-adjusted basis, and the overall change in segment revenue was positively affected by $179 million during the quarter due to currency fluctuations, net of hedging activity.

On December 31, 2007, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

Additionally, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $120 million in the first quarter, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

International Package operating profit increased $50 million, or 13.5%, in the first quarter of 2008 compared with the same period of 2007. Operating profit for the first quarter of 2007 was adversely affected by the aircraft impairment and SVSO charges ($62 million of the aircraft impairment charge and $7 million of the SVSO charge impacted the International Package segment). The absence of these charges in 2008 favorably affected the operating profit comparison between periods. However, operating profit in 2008 was adversely impacted by the significant increase in fuel prices, along with the timing of the Easter holiday. The change in operating profit was also positively affected by $59 million due to favorable exchange rates, net of hedging activity.

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $212 million, or 10.8%, for the quarter. Forwarding and logistics revenue increased $177 million, or 12.8%, primarily due to growth in international air freight, distribution services and post sales logistics services. Revenue growth in this business was affected by overall market growth and improved customer retention rates. Forwarding and logistics revenue increased approximately $85 million due to favorable exchange rates.

UPS Freight increased revenue $25 million, or 5.1%, for the quarter, as a result of improved yields and higher fuel surcharge rates, but partially offset by a decline in average daily LTL shipments. Average LTL shipments per day decreased 4.2% during the quarter, reflecting the weak LTL market in the United States in 2008 as compared with 2007. However, LTL revenue per hundredweight increased 13.5%, due to an increase in base rates in 2008, a focus on higher-yielding customer segments, and an increase in fuel surcharge revenue as a result of higher diesel prices.

In January 2008, UPS Freight announced a general rate increase averaging 5.4% covering non-contractual shipments in the United States and Canada. The increase became effective on February 4, 2008, and applies to minimum charge, LTL and TL rates.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 10.5% during the quarter. This revenue growth was impacted by increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating profit for the Supply Chain & Freight segment increased by $67 million for the quarter, primarily due to improved results in the forwarding and logistics business. The improved operating results in this business primarily resulted from revenue management initiatives and a focus on asset utilization. Additionally, margin improvements are being realized by focusing on capacity utilization in the air freight business, through better utilization of space availability on our own aircraft. Operating profit was slightly lower at UPS Freight during the quarter, largely as a result of the slowing LTL market in the United States.

Operating profit for this segment was negatively impacted in the first quarter of 2007 by $8 million due to the SVSO charge, as discussed further in the “Operating Expenses” section below. The absence of this charge in 2008 favorably affected the operating profit comparison between periods. The change in operating profit was also positively affected by $8 million due to favorable exchange rates.

Operating Expenses

Consolidated operating expenses increased by $634 million, or 6.0%, for the quarter, of which approximately $197 million was due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits expense increased by $159 million, or 2.5%, and was impacted by several items, including increased stock-based compensation, higher expense for employee health and welfare programs, and increased employee payroll costs. Stock-based compensation expense increased $22 million, or 23.2%, in the first quarter, primarily due to 2007 awards of stock options, restricted performance units, and restricted stock units that are reflected in expense in the first quarter of 2008, but not the first quarter of 2007, due to the timing of the award grants.

These increases were somewhat offset by lower workers compensation expense, which continues to trend favorably as a result of decreased injury frequencies, improved oversight and management of claims, and favorable state legislative reforms. Total expense for employee pension programs also declined, and was affected by our 2007 withdrawal from the Central States Pension Fund. Partially offsetting this was higher expense for UPS-sponsored pension plans (See Note 6 to the consolidated financial statements), which was affected by expense recognition for the new UPS-IBT pension plan.

In December 2006, we offered the SVSO to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program. The absence of this charge in 2008 favorably affected the compensation and benefits expense comparison between periods.

The 2.6% decrease in repairs and maintenance was largely due to reduced vehicle maintenance expense. The 3.7% increase in depreciation and amortization was influenced by several factors, including higher depreciation expense on aircraft and vehicles, but partially offset by reduced amortization expense on capitalized software. The 19.9% increase in purchased transportation was driven by a combination of higher volume in our international package and forwarding businesses, the impact of currency exchange rates, and increased fuel surcharge rates charged to us by third-party carriers. The 54.2% increase in fuel expense for the quarter was impacted by higher prices for jet-A fuel, diesel, and unleaded gasoline as well as lower hedging gains, but

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

partially mitigated by lower fuel usage. The 11.1% increase in other occupancy expense was influenced by adverse weather, which resulted in higher utilities and snow removal costs, and also higher rent and property tax expense.

The 12.6% decrease in other expenses was largely due to the absence in 2008 of an aircraft impairment charge recorded in 2007, discussed further below, but partially offset by increased data processing costs, professional fees, and other expenses. In the first quarter of 2007, we initiated a review of our aircraft fleet types as a result of business changes that occurred, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts.

Investment Income and Interest Expense

The increase in investment income of $43 million during the first quarter of 2008 compared with the same period in 2007 was primarily due to a higher average balance of interest-earning investments, combined with a slightly higher average yield on our investment portfolio.

The $85 million increase in interest expense during the quarter was due to a higher average debt balance. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In early 2008, we completed the issuance of $4.0 billion in long-term debt, the proceeds of which were used to reduce our commercial paper balance. The impact of increased debt balances was partially mitigated, however, by lower average rates incurred on our variable rate debt and interest rate swap agreements as a result of recent declines in market interest rates.

Net Income and Earnings Per Share

Net income for the first quarter of 2008 was $906 million, a 7.5% increase from the $843 million achieved in the first quarter of 2007, resulting in an 11.5% increase in diluted earnings per share to $0.87 in 2008 from $0.78 in 2007. The increase in net income and earnings per share were impacted by the absence, in 2008, of the aircraft impairment charge and SVSO charge recorded in the first quarter of 2007, the combination of which reduced 2007 net income by $184 million and diluted earnings per share by $0.18. Net income was negatively impacted by the decline in operating profits in our domestic package business. Earnings per share in 2008 was favorably impacted by a reduction in our outstanding shares as a result of our ongoing share repurchase program.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $3.305 billion in the first three months of 2008 from $2.493 billion during the same period of 2007. Operating cash flow is relatively high in the first quarter each year, largely due to the cash collection of accounts receivable generated during the fourth quarter peak shipping season. Operating cash flow in the first quarter also benefits from the lack of any current year U.S. federal tax payments being due, as the first two U.S. federal tax payments are both paid in the second quarter.

In the first quarter of 2008, we received an $850 million U.S. federal tax refund due to 2007 overpayments of our ultimate tax liability, which was reduced as a result of a tax deduction for the payment made to withdraw from the Central States Pension Fund. We paid approximately $28 and $35 million in the first quarter of 2008

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

and 2007, respectively, to employees who accepted the SVSO offer. As discussed in Note 6, we expect to contribute $157 million and $62 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively, primarily in the third quarter.

Changes in package volume and pricing affect operating cash flow. A base rate increase and a change in the fuel surcharge took effect on December 31, 2007. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. We also increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes included a $0.10 increase in the residential surcharge, and an increase of $0.10 in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, we modified the fuel surcharge on domestic and U.S.-origin international air services by reducing by 2% the index used to determine the fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

In January 2008, UPS Freight announced a general rate increase averaging 5.4 percent covering non-contractual shipments in the United States and Canada. The increase goes into effect on February 4, 2008, and applies to minimum charge, LTL and TL rates.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $1.028 billion in the first three months of 2008 from $945 million during the same period of 2007. Other investing activities reflected a cash outflow of $93 million in 2008 as compared with an $11 million inflow in 2007, largely due to cash settlements of derivative contracts used in our energy and currency hedging programs, as well as the timing of aircraft purchase contract deposits. Based on fair values as of March 31, 2008, we would be required to make payments of approximately $143 million to settle currency and energy hedges that are expiring in the second quarter of 2008. The actual amount of these settlement payments will likely differ from this estimate, as a result of changes in market prices of energy products and foreign currency exchange rates.

We had capital expenditures of $661 million in the first three months of 2008, a slight decrease from the $668 million in 2007. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $3.342 billion in the first three months of 2008 from $1.474 billion during the same period in 2007. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations. In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. Prospectively, we intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. We intend to complete this level of share repurchases within two years. Share repurchases may take the form of an accelerated share repurchase program, open market purchases, or other such methods as we deem appropriate. We repurchased a total of 17.4 million shares of Class A and Class B common stock for $1.235 billion for the three months ended March 31, 2008, and 8.9 million shares for $642 million for the three months ended

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

March 31, 2007 ($1.170 billion and $669 million are reported on the cash flow statement for 2008 and 2007, respectively, due to the timing of settlements). As of March 31, 2008, we had $8.895 billion of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.45 per share in 2008 from $0.42 per share in 2007, resulting in an increase in total cash dividends paid to $886 million from $830 million. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

We repaid debt, net of borrowings, of $1.247 billion and $13 million during the first quarter of 2008 and 2007, respectively. Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of certain tranches of UPS Notes. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In early 2008, we repaid most of this commercial paper with the use of the proceeds from a senior notes offering (discussed further below), as well as the $850 million U.S. federal tax refund received.

In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. During the first quarter of 2008, we settled certain derivatives that were designated as hedges of this notes offering, resulting in a cash outflow of $84 million (which is reported in other financing activities on the cash flow statement).

In the first quarter of 2008, we called for redemption $78 million of notes issued under our UPS Notes program, and the associated swaps on the notes were terminated. We anticipate approximately $111 million of our UPS Notes program will be redeemed in the second quarter of 2008. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.271 billion outstanding under this program as of March 31, 2008, with an average interest rate of 2.84%. The entire balance outstanding has been classified as a current liability on our balance sheet as of March 31, 2008. As of December 31, 2007, approximately $4.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate senior notes, as discussed previously. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of March 31, 2008.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 18, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At March 31, 2008, there were no outstanding borrowings under these facilities. Concurrent with entering into the $4.5 billion facility in April 2008, we terminated our previous $1.0 billion credit facility that was scheduled to expire on April 17, 2008, as well as the $7.0 billion credit facility that was scheduled to expire on October 17, 2008.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2008 have not materially changed from those at December 31, 2007, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness that may be incurred by the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of March 31, 2008.

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in June 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiff appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the re-branding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS and UPS Freight, along with several other companies involved in the LTL freight business, have been named as defendants in numerous putative class-action lawsuits filed since July 30, 2007. The cases have been consolidated for pretrial purposes in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

As of December 31, 2007, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement will take effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 2,900). These agreements run through July 31, 2009.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities, and removed certain leasing transactions from its scope. We adopted FAS 157 on January 1, 2008, and the impact of adoption was not material to our results of operations or financial condition. The disclosures required by FAS 157 are included in Note 12 to the financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159.

Through 2007, we utilized the early measurement date option available under Statement No. 87 “Employers’ Accounting for Pensions”, and we measured the funded status of our plans as of September 30 each year. Under the provisions of FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (“FAS 158”), we are required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect $44 million reduction to retained earnings as of January 1, 2008.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. We adopted the provisions of EITF 06-11 beginning in the first quarter of 2008. This adoption did not have a material impact on our results of operations or financial condition.

In December 2007 the FASB issued Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of March 31, 2008, we had approximately $10 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of FAS 161 may have on our consolidated financial statements.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict. The words “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. Some of the factors that could cause our actual results to differ materially from the expected results are described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2008	December 31, 2007
Energy Derivatives	$(106)	$(179)
Currency Derivatives	(181)	(42)
Interest Rate Derivatives	(45)	(94)

	$(332)	$(315)

Our market risks, hedging strategies, and financial instrument positions at March 31, 2008 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The market risk sensitivities of the contracts noted above are not materially different from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis” on pages 37-38 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the first quarter of 2008 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2008	5.1	$69.46	5.1	$9,775
February 1 – February 28, 2008	5.3	72.08	5.3	9,396
March 1 – March 31, 2008	7.0	71.76	7.0	8,895

Total January 1 – March 31, 2008	17.4	$71.18	17.4	$8,895

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. Prospectively, we intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. We intend to complete this level of share repurchases within two years. Share repurchases may take the form of an accelerated share repurchase program, open market purchases, or other such methods as we deem appropriate. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

† 10.1	—	Credit Agreement (364-Day Facility) dated April 17, 2008 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2007).

10.3	—	Form of Restricted Stock Award Agreement for the 2008 Long-Term Incentive Performance Awards under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 20, 2008).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

† 12	—	Computation of Ratio of Earnings to Fixed Charges.

† 31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† 32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Accounting Officer)