Form 10-Q
period 2008-06-30
UNITED PARCEL SERVICE INC
filed 2008-08-08
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

There were 325,959,379 Class A shares, and 682,203,862 Class B shares, with a par value of $0.01 per share, outstanding at July 31, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2008 (unaudited) and December 31, 2007

(In millions)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,178	$2,027
Marketable securities and short-term investments	511	577
Accounts receivable, net	5,946	6,084
Finance receivables, net	524	468
Deferred income tax assets	524	606
Income taxes receivable	252	1,256
Other current assets	989	742

Total Current Assets	9,924	11,760
Property, Plant and Equipment, Net	18,213	17,663
Pension and Postretirement Benefit Assets	4,497	4,421
Goodwill	2,616	2,577
Intangible Assets, Net	604	628
Long-Term Finance Receivables, Net	465	431
Other Non-Current Assets	1,737	1,562

	$38,056	$39,042

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,621	$3,512
Accounts payable	2,284	1,819
Accrued wages and withholdings	1,670	1,414
Dividends payable	—	440
Self-insurance reserves	713	704
Other current liabilities	1,679	1,951

Total Current Liabilities	9,967	9,840
Long-Term Debt	7,233	7,506
Pension and Postretirement Benefit Obligations	4,730	4,438
Deferred Income Tax Liabilities	2,512	2,620
Self-Insurance Reserves	1,708	1,651
Other Non-Current Liabilities	886	804
Shareowners’ Equity:
Class A common stock (330 and 349 shares issued in 2008 and 2007)	3	3
Class B common stock (681 and 694 shares issued in 2008 and 2007)	7	7
Additional paid-in capital	—	—
Retained earnings	12,841	14,186
Accumulated other comprehensive loss	(1,831)	(2,013)
Deferred compensation obligations	119	137

	11,139	12,320
Less: Treasury stock (2 shares in 2008 and 2007)	(119)	(137)

Total Shareowners’ Equity	11,020	12,183

Total Liabilities and Shareowners’ Equity	$38,056	$39,042

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$13,001	$12,189	$25,676	$24,095
Operating Expenses:
Compensation and benefits	6,522	6,327	13,022	12,668
Repairs and maintenance	303	301	601	607
Depreciation and amortization	452	431	904	867
Purchased transportation	1,679	1,385	3,274	2,715
Fuel	1,167	697	2,117	1,313
Other occupancy	244	215	524	467
Other expenses	1,180	1,068	2,287	2,335

	11,547	10,424	22,729	20,972

Operating Profit	1,454	1,765	2,947	3,123

Other Income and (Expense):
Investment income	14	28	71	42
Interest expense	(104)	(61)	(238)	(110)

	(90)	(33)	(167)	(68)

Income Before Income Taxes	1,364	1,732	2,780	3,055
Income Taxes	491	628	1,001	1,108

Net Income	$873	$1,104	$1,779	$1,947

Basic Earnings Per Share	$0.86	$1.04	$1.73	$1.83

Diluted Earnings Per Share	$0.85	$1.04	$1.72	$1.82

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$873	$1,104	$1,779	$1,947
Change in foreign currency translation adjustment	5	21	113	52
Change in unrealized gain (loss) on marketable securities, net of tax	(20)	(11)	(40)	(7)
Change in unrealized gain (loss) on cash flow hedges, net of tax	80	(59)	30	(98)
Change in unrecognized pension and postretirement benefit costs, net of tax	33	30	66	60

Comprehensive income	$971	$1,085	$1,948	$1,954

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,779	$1,947
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	904	867
Pension and postretirement benefit expense	361	256
Pension and postretirement benefit contributions	(93)	(60)
Self-insurance reserves	66	131
Deferred taxes, credits, and other	(51)	(199)
Stock compensation expense	251	213
Other (gains) losses	423	267
Changes in assets and liabilities:
Accounts receivable, net	121	193
Income taxes receivable	1,076	—
Other current assets	(183)	(44)
Accounts payable	187	(172)
Accrued wages and withholdings	246	303
Other current liabilities	(57)	35
Other operating activities	(2)	(141)

Net cash from operating activities	5,028	3,596

Cash Flows From Investing Activities:
Capital expenditures	(1,387)	(1,206)
Proceeds from disposals of property, plant and equipment	71	34
Purchases of marketable securities and short-term investments	(1,939)	(5,630)
Sales and maturities of marketable securities and short-term investments	1,664	5,554
Net (increase) decrease in finance receivables	(66)	24
Other investing activities	(282)	(99)

Net cash (used in) investing activities	(1,939)	(1,323)

Cash Flows From Financing Activities:
Net change in short-term debt	(1,315)	416
Proceeds from long-term borrowings	5,435	205
Repayments of long-term borrowings	(4,290)	(123)
Purchases of common stock	(2,294)	(1,522)
Issuances of common stock	98	75
Dividends	(1,337)	(1,266)
Other financing activities	(283)	—

Net cash (used in) financing activities	(3,986)	(2,215)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	48	4

Net Increase (Decrease) In Cash And Cash Equivalents	(849)	62
Cash And Cash Equivalents:
Beginning of period	2,027	794

End of period	$1,178	$856

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2008, our results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the second quarter of 2008, we granted stock option and restricted performance unit (“RPU”) awards to eligible employees under the UPS Long-Term Incentive Program. Beginning with the awards granted in 2008, stock options are being granted to a more limited group of employees, while a larger proportion of the total award under the UPS Long-Term Incentive Program is being made in the form of RPUs. Additionally, beginning with the 2008 grant, stock option and RPU awards will generally vest over a five year period with approximately 20% of the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs). Previously, stock option and RPU grants vested five years after the date of grant (again with the exception of death, disability, or retirement). Consistent with previous awards, the options granted will expire ten years after the date of grant. In the second quarter of 2008, we granted 0.2 million stock options and 1.9 million RPUs at a grant price of $71.58. In the second quarter of 2007, we granted 2.7 million stock options and 1.1 million RPUs at a grant price of $70.90. The fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $16.77 and $16.85 for 2008 and 2007, respectively, using the following assumptions:

	2008	2007
Expected life (in years)	7.5	7.5
Risk-free interest rate	3.79%	4.65%
Expected volatility	22.24%	19.15%
Expected dividend yield	2.39%	2.28%

Awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2008 and 2007 was $134 and $118 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2008 and 2007 was $251 and $213 million pre-tax, respectively.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, FAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of June 30, 2008, we had approximately $7 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of FAS 161 may have on the disclosures within our consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Marketable Securities

The following is a summary of marketable securities as of June 30, 2008 and December 31, 2007 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2008
Current marketable securities:
U.S. government and agency securities	$87	$1	$1	$87
Mortgage and asset-backed securities	289	1	3	287
Corporate securities	133	1	1	133
Other debt securities	2	—	—	2

Total debt securities	511	3	5	509
Common equity securities	2	—	—	2

Current marketable securities	513	3	5	511

Non-current marketable securities:
State and local municipal securities	123	—	14	109
Asset-backed securities	150	—	36	114
Common equity securities	25	6	—	31
Preferred equity securities	63	—	5	58

Non-current marketable securities	361	6	55	312

Total marketable securities	$874	$9	$60	$823

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2007
Current marketable securities:
U.S. government and agency securities	$59	$2	$—	$61
Mortgage and asset-backed securities	251	2	2	251
Corporate securities	152	2	—	154
State and local municipal securities	4	—	—	4
Other debt securities	2	—	—	2

Total debt securities	468	6	2	472
Common equity securities	2	—	—	2
Preferred equity securities	103	—	—	103

Current marketable securities	573	6	2	577

Non-current common equity securities	25	8	—	33

Total marketable securities	$598	$14	$2	$610

At June 30, 2008, we held $336 million in principal value of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “State and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations. Substantially all of our investments in auction rate securities maintain ratings of AA / Aa or higher by Standard and Poor’s and Moody’s, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have classified all of our investments in auction rate securities as non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of June 30, 2008. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of approximately $35 million on these securities as of June 30, 2008 in other comprehensive income ($55 million pre-tax), reflecting the decline in the estimated fair value of these securities. At the current time, we do not anticipate any losses being realized on these investments.

We have concluded that no other-than-temporary impairment losses on our auction rate securities existed as of June 30, 2008. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. Approximately $47 million of these securities were liquidated at par value in the second quarter of 2008.

The amortized cost and estimated fair value of marketable securities and short-term investments at June 30, 2008, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$11	$11
Due after one year through three years	149	150
Due after three years through five years	27	27
Due after five years	597	544

	784	732
Equity securities	90	91

	$874	$823

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2008 and December 31, 2007 consists of the following (in millions):

	2008	2007
Vehicles	$5,427	$5,295
Aircraft (including aircraft under capitalized leases)	14,076	13,541
Land	1,086	1,056
Buildings	2,903	2,837
Leasehold improvements	2,666	2,604
Plant equipment	5,766	5,537
Technology equipment	1,755	1,699
Equipment under operating lease	144	153
Construction-in-progress	1,014	889

	34,837	33,611
Less: Accumulated depreciation and amortization	(16,624)	(15,948)

	$18,213	$17,663

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and six month period ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Net Periodic Cost:
Service cost	$177	$130	$24	$26	$7	$7
Interest cost	263	208	50	46	8	7
Expected return on assets	(380)	(326)	(13)	(12)	(9)	(7)
Amortization of:
Transition obligation	1	1	—	—	—	—
Prior service cost	47	15	(1)	(2)	—	—
Actuarial (gain) loss	2	27	4	5	—	1
Settlements, curtailments, and other	—	—	—	—	—	—

Net periodic benefit cost	$110	$55	$64	$63	$6	$8

	Six Months Ended June 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Net Periodic Cost:
Service cost	$354	$260	$47	$51	$14	$14
Interest cost	526	417	100	91	16	14
Expected return on assets	(759)	(651)	(25)	(23)	(18)	(14)
Amortization of:
Transition obligation	2	2	—	—	—	—
Prior service cost	93	29	(2)	(4)	—	—
Actuarial (gain) loss	4	54	9	11	—	2
Settlements, curtailments, and other	—	—	—	3	—	—

Net periodic benefit cost	$220	$111	$129	$129	$12	$16

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first six months of 2008, we contributed $51 and $42 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $119 and $24 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Goodwill and Intangible Assets

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2008 and December 31, 2007 (in millions):

	December 31, 2007	Acquired	Purchase Price Adjustments	Currency/ Other	June 30, 2008
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	295	3	—	17	315
Supply Chain & Freight	2,282	—	—	19	2,301

	$2,577	$3	$—	$36	$2,616

The following is a summary of intangible assets as of June 30, 2008 and December 31, 2007 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2008:
Trademarks, licenses, patents, and other	$75	$(62)	$13
Customer lists	164	(52)	112
Franchise rights	110	(38)	72
Capitalized software	1,693	(1,286)	407

Total intangible assets, net	$2,042	$(1,438)	$604

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2007:
Trademarks, licenses, patents, and other	$75	$(54)	$21
Customer lists	162	(40)	122
Franchise rights	110	(35)	75
Capitalized software	1,663	(1,253)	410

Total intangible assets, net	$2,010	$(1,382)	$628

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Debt and Financing Arrangements

Outstanding debt as of June 30, 2008 and December 31, 2007 consists of the following (in millions):

	2008	2007
8.38% debentures	$750	$761
4.50% senior notes	1,738	—
5.50% senior notes	745	—
6.20% senior notes	1,479	—
Floating rate senior notes	438	441
Commercial paper	3,504	7,366
Capital lease obligations	458	479
Facility notes and bonds	434	435
UPS Notes	301	513
Pound Sterling notes	984	989
Other debt	23	34

Total debt	10,854	11,018
Less: current maturities	(3,621)	(3,512)

Long-term debt	$7,233	$7,506

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $3.504 billion outstanding under this program as of June 30, 2008, with an average interest rate of 2.21%. The entire balance outstanding has been classified as a current liability on our balance sheet as of June 30, 2008. As of December 31, 2007, approximately $4.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate notes, as discussed further below. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of June 30, 2008.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 18, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At June 30, 2008, there were no outstanding borrowings under these facilities. Concurrent with entering into the $4.5 billion facility in April 2008, we terminated our previous $1.0 billion credit facility that was scheduled to expire on April 17, 2008, as well as the $7.0 billion credit facility that was scheduled to expire on October 17, 2008.

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

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however certain of these debt instruments and credit facilities do subject us to financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness that may be incurred by the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of June 30, 2008.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Legal Proceedings and Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in June 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiff appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. In April 2008, the Court decertified the class and vacated the trial scheduled for April 29, 2008. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the rebranding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS Freight, along with several other companies involved in the LTL freight business, is a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Italian Guardia di Finanza, under the authority of the Minister of Economy and Finance, has challenged the inter-company transfer pricing of our Italian subsidiary’s international package business for tax years 2003 through 2007. No final report or assessment has been issued. We have denied any liability with respect to these challenges and intend to defend our position vigorously. We have not accrued any liability for unrecognized tax benefits under FIN 48 for this matter. However, it is possible that the amount of unrecognized tax benefits could change within the next 12 months as we continue to pursue resolution of this matter with the Italian authorities. At this time, we have not determined the amount of liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Note 10. Shareowners’ Equity

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2008, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of June 30, 2008, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the six months ended June 30, 2008 and 2007 (in millions, except per share amounts):

	2008		2007
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	349	$3	401	$4
Common stock purchases	(7)	—	(10)	—
Stock award plans	3	—	1	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(16)	—	(17)	—

Class A shares issued at end of period	330	$3	376	$4

Class B Common Stock
Balance at beginning of period	694	$7	672	$7
Common stock purchases	(29)	—	(11)	—
Conversions of Class A to Class B common stock	16	—	17	—

Class B shares issued at end of period	681	$7	678	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		262		222
Common stock purchases		(349)		(312)
Common stock issuances		87		90

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$14,186		$17,676
Cumulative adjustment for accounting changes		(60)		(104)
Net income		1,779		1,947
Dividends ($0.90 and $0.84 per share)		(927)		(894)
Common stock purchases		(2,137)		(1,194)

Balance at end of period		$12,841		$17,431

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

We repurchased a total of 35.7 million shares of Class A and Class B common stock for $2.486 billion during the six months ended June 30, 2008, and 21.0 million shares for $1.506 billion for the six months ended June 30, 2007. In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. We intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. We intend to complete this level of share repurchases during

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2008 and 2009. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. As of June 30, 2008, we had $7.644 billion of our share repurchase authorization remaining.

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2008 and 2007 is as follows (in millions):

	2008	2007
Foreign currency translation adjustment:
Balance at beginning of period	$81	$(109)
Aggregate adjustment for the period	113	52

Balance at end of period	194	(57)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	9	12
Current period changes in fair value (net of tax effect of $(22) and $0)	(38)	—
Reclassification to earnings (net of tax effect of $(1) and $(4))	(2)	(7)

Balance at end of period	(31)	5

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(250)	68
Current period changes in fair value (net of tax effect of $(92) and $(40))	(153)	(67)
Reclassification to earnings (net of tax effect of $111 and $(19))	183	(31)

Balance at end of period	(220)	(30)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(1,853)	(2,176)
Unrecognized net actuarial gain (net of tax effect of $8 and $0)	13	—
Reclassification to earnings (net of tax effect of $40 and $34)	66	60

Balance at end of period	(1,774)	(2,116)

Accumulated other comprehensive income (loss) at end of period	$(1,831)	$(2,198)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the six months ended June 30, 2008 and 2007 is as follows (in millions):

	2008		2007
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$137		$147
Reinvested dividends		3		3
Option exercise deferrals		—		—
Benefit payments		(21)		(14)

Balance at end of period		$119		$136

Treasury Stock
Balance at beginning of period	(2)	$(137)	(3)	$(147)
Reinvested dividends	—	(3)	—	(3)
Option exercise deferrals	—	—	—	—
Benefit payments	—	21	1	14

Balance at end of period	(2)	$(119)	(2)	$(136)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Segment information for the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
U.S. Domestic Package	$7,714	$7,579	$15,449	$15,131
International Package	2,948	2,500	5,707	4,885
Supply Chain & Freight	2,339	2,110	4,520	4,079

Consolidated	$13,001	$12,189	$25,676	$24,095

Operating Profit:
U.S. Domestic Package	$899	$1,192	$1,858	$2,133
International Package	407	475	828	846
Supply Chain & Freight	148	98	261	144

Consolidated	$1,454	$1,765	$2,947	$3,123

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. These securities were valued as of June 30, 2008 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets
Marketable securities	$114	$428	$281	$823
Derivative contracts	—	24	—	24
Other investments	—	—	351	351

Total	$114	$452	$632	$1,198

Liabilities
Derivative contracts	$—	$237	$—	$237

Total	$—	$237	$—	$237

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended June 30, 2008 (in millions).

	Marketable Securities	Other Investments	Total
Balance on April 1, 2008	$350	$362	$712
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(11)	(11)
Included in accumulated other comprehensive income (pre-tax)	(22)	—	(22)
Purchases, issuances, and settlements	(47)	—	(47)

Balance on June 30, 2008	$281	$351	$632

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2008 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2008	$10	$363	$373
Transfers into (out of) Level 3	373	—	373
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(12)	(12)
Included in accumulated other comprehensive income (pre-tax)	(55)	—	(55)
Purchases, issuances, and settlements	(47)	—	(47)

Balance on June 30, 2008	$281	$351	$632

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$873	$1,104	$1,779	$1,947

Denominator:
Weighted average shares	1,019	1,058	1,027	1,062
Deferred compensation obligations	2	2	2	3

Denominator for basic earnings per share	1,021	1,060	1,029	1,065

Effect of dilutive securities:
Restricted performance units	3	2	3	2
Restricted stock units	4	2	3	1
Stock option plans	1	2	1	2

Denominator for diluted earnings per share	1,029	1,066	1,036	1,070

Basic earnings per share	$0.86	$1.04	$1.73	$1.83

Diluted earnings per share	$0.85	$1.04	$1.72	$1.82

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share for the three months ended June 30, 2008 and 2007 exclude the effect of 9.8 and 8.8 million shares of common stock (9.8 and 8.1 million for the six months ended June 30, 2008 and 2007), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2008	2007	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,648	$1,684	$(36)	(2.1)%
Deferred	789	792	(3)	(0.4)
Ground	5,277	5,103	174	3.4

Total U.S. Domestic Package	7,714	7,579	135	1.8
International Package:
Domestic	622	517	105	20.3
Export	2,145	1,834	311	17.0
Cargo	181	149	32	21.5

Total International Package	2,948	2,500	448	17.9
Supply Chain & Freight:
Forwarding and Logistics	1,635	1,465	170	11.6
Freight	596	549	47	8.6
Other	108	96	12	12.5

Total Supply Chain & Freight	2,339	2,110	229	10.9

Consolidated	$13,001	$12,189	$812	6.7%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,183	1,260	(77)	(6.1)%
Deferred	878	899	(21)	(2.3)
Ground	10,999	11,071	(72)	(0.7)

Total U.S. Domestic Package	13,060	13,230	(170)	(1.3)
International Package:
Domestic	1,127	1,077	50	4.6
Export	798	724	74	10.2

Total International Package	1,925	1,801	124	6.9

Consolidated	14,985	15,031	(46)	(0.3)%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.77	$20.88	$0.89	4.3%
Deferred	14.04	13.77	0.27	2.0
Ground	7.50	7.20	0.30	4.2
Total U.S. Domestic Package	9.23	8.95	0.28	3.1
International Package:
Domestic	8.62	7.50	1.12	14.9
Export	42.00	39.58	2.42	6.1
Total International Package	22.46	20.40	2.06	10.1
Consolidated	$10.93	$10.32	$0.61	5.9%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended June 30,		Change
	2008	2007	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$3,286	$3,337	$(51)	(1.5)%
Deferred	1,594	1,594	—	—
Ground	10,569	10,200	369	3.6

Total U.S. Domestic Package	15,449	15,131	318	2.1
International Package:
Domestic	1,205	1,028	177	17.2
Export	4,167	3,581	586	16.4
Cargo	335	276	59	21.4

Total International Package	5,707	4,885	822	16.8
Supply Chain & Freight:
Forwarding and Logistics	3,198	2,851	347	12.2
Freight	1,109	1,037	72	6.9
Other	213	191	22	11.5

Total Supply Chain & Freight	4,520	4,079	441	10.8

Consolidated	$25,676	$24,095	$1,581	6.6%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,191	1,253	(62)	(4.9)%
Deferred	894	918	(24)	(2.6)
Ground	11,069	11,089	(20)	(0.2)

Total U.S. Domestic Package	13,154	13,260	(106)	(0.8)
International Package:
Domestic	1,114	1,095	19	1.7
Export	788	723	65	9.0

Total International Package	1,902	1,818	84	4.6

Consolidated	15,056	15,078	(22)	(0.1)%

Operating days in period	128	128

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$21.55	$20.81	$0.74	3.6%
Deferred	13.93	13.57	0.36	2.7
Ground	7.46	7.19	0.27	3.8
Total U.S. Domestic Package	9.18	8.91	0.27	3.0
International Package:
Domestic	8.45	7.33	1.12	15.3
Export	41.31	38.70	2.61	6.7
Total International Package	22.07	19.81	2.26	11.4
Consolidated	$10.80	$10.23	$0.57	5.6%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2008	2007	$ /#	%
LTL revenue (in millions)	$564	$526	$38	7.2%
LTL revenue per LTL hundredweight	$19.28	$17.49	$1.79	10.2
LTL shipments (in thousands)	2,660	2,724	(64)	(2.3)
LTL shipments per day (in thousands)	41.6	42.6	(1.0)	(2.3)
LTL gross weight hauled (in millions of pounds)	2,925	3,008	(83)	(2.8)
LTL weight per shipment (in pounds)	1,099	1,104	(5)	(0.5)
Operating days in period	64	64

	Six Months Ended June 30,		Change
	2008	2007	$ /#	%
LTL revenue (in millions)	$1,048	$992	$56	5.6%
LTL revenue per LTL hundredweight	$18.85	$16.86	$1.99	11.8
LTL shipments (in thousands)	5,057	5,226	(169)	(3.2)
LTL shipments per day (in thousands)	39.5	40.8	(1.3)	(3.2)
LTL gross weight hauled (in millions of pounds)	5,559	5,881	(322)	(5.5)
LTL weight per shipment (in pounds)	1,099	1,125	(26)	(2.3)
Operating days in period	128	128

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended June 30,		Change
	2008	2007	$	%
Reporting Segment
U.S. Domestic Package	$899	$1,192	$(293)	(24.6)%
International Package	407	475	(68)	(14.3)
Supply Chain & Freight	148	98	50	51.0

Consolidated Operating Profit	$1,454	$1,765	$(311)	(17.6)%

	Three Months Ended June 30,
	2008	2007
Reporting Segment
U.S. Domestic Package	11.7%	15.7%
International Package	13.8%	19.0%
Supply Chain & Freight	6.3%	4.6%
Consolidated Operating Margin	11.2%	14.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended June 30,		Change
	2008	2007	$	%
Reporting Segment
U.S. Domestic Package	$1,858	$2,133	$(275)	(12.9)%
International Package	828	846	(18)	(2.1)
Supply Chain & Freight	261	144	117	81.3

Consolidated Operating Profit	$2,947	$3,123	$(176)	(5.6)%

	Six Months Ended June 30,
	2008	2007
Reporting Segment
U.S. Domestic Package	12.0%	14.1%
International Package	14.5%	17.3%
Supply Chain & Freight	5.8%	3.5%
Consolidated Operating Margin	11.5%	13.0%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $135 million, or 1.8%, for the quarter ($318 million, or 2.1%, year-to-date), largely due to a 3.1% improvement in revenue per piece, offset by a 1.3% decrease in average daily package volume.

Next Day Air volume, deferred air volume and ground volume declined 6.1%, 2.3%, and 0.7%, respectively during the quarter (4.9%, 2.6%, and 0.2% year-to-date, respectively), primarily as a result of slowing growth in the U.S. economy. Continuing trends of escalating energy costs combined with weak output within the industrial production and retail sales sectors have not been favorable for the small package market, which places additional pressure on our domestic package volume.

The increase in overall revenue per piece of 3.1% (3.0% year-to-date) resulted primarily from a rate increase that took effect during the first quarter and higher fuel surcharge rates, but was partially offset by an unfavorable shift in product mix. Next Day Air and Deferred revenue per piece increased 4.3% and 2.0%, respectively (3.6% and 2.7% year-to-date, respectively), and were positively impacted by the base rate increase and a higher fuel surcharge rate for air products (discussed further below). This increase was adversely impacted by lower average package weights, a mix shift toward lower yielding products, and hedging losses. The adverse impact of these hedges will be substantially reduced in the third and fourth quarters of this year. Ground revenue per piece increased 4.2% (3.8% year-to-date), mainly due to the rate increase, as well as a higher fuel surcharge rate due to increased diesel fuel prices in 2008 compared with the second quarter of 2007.

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

We also modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

air products was 24.39% in the second quarter of 2008, an increase from the 11.49% in the second quarter of 2007 (21.62% year-to-date 2008 compared with 10.48% in the same period of 2007), due to the significant increase in jet fuel prices in 2008, but partially offset by the 2% reduction in the index. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products increased to 7.52% in the second quarter of 2008 from 4.00% in the second quarter of 2007 (6.84% year-to-date 2008 compared with 3.83% in the same period of 2007), due to significantly higher diesel fuel prices. Total domestic fuel surcharge revenue, net of the impact of hedging losses, increased by $224 million in the second quarter of 2008 compared with the same period of 2007 (increase of $421 million year-to-date 2008 compared with 2007), primarily due to the higher fuel surcharge rates discussed above, but partially offset by the decline in volume for our air products.

U.S. domestic package operating profit decreased $293 million, or 24.6%, in the second quarter of 2008 compared with the same period in 2007 ($275 million, or 12.9%, year-to-date). Operating profit in 2008 was adversely impacted by the slowing growth in the U.S. economy, lower asset utilization due to the decline in volume, and a shift in product mix away from our premium services. Additionally, operating profit was negatively impacted by the rapid escalation in fuel prices during the quarter and year-to-date periods. There is an approximate two month time lag between fuel price changes and when the adjusted surcharge rates are applied to package shipments. As such, the rapid increase in fuel prices hindered our ability to recapture the resulting increases in fuel expenses through the use of the fuel surcharge.

Operating profit for the first six months of 2007 was adversely affected by the aircraft impairment and SVSO charges (discussed further in the “Operating Expenses” section), which reduced domestic operating profit by $159 million and $53 million, respectively. The absence of these charges in 2008 favorably affected the operating profit comparison between periods.

International Package Operations

International Package revenue improved $448 million, or 17.9%, for the quarter ($822 million, or 16.8%, year-to-date), driven by a 10.2% volume increase for our export products and a 10.1% increase in total revenue per piece (9.0% and 11.4% year-to-date, respectively). The growth in revenue per piece was primarily due to rate increases, the impact of currency exchange rates, and increased fuel surcharge rates.

Total export volume in the second quarter was favorably impacted by the timing of the Easter holiday, which boosted the export volume growth rate by approximately 2%. Export volume increased in each region in the world, with intra-regional volume showing the strongest growth, especially in Europe. Asian export volume continues to benefit from our geographic service expansion, as well as strong economic growth in Asia. Export volume growth was hindered by declines in shipments to the U.S. from each region in the world, due to the slowing U.S. economy. Export volume growth slowed throughout the second quarter.

Non-U.S. domestic volume increased 4.6% for the quarter (1.7% year-to-date), and was impacted by volume growth in our domestic businesses in Europe and the Americas. The second quarter growth in our non-U.S. domestic volume was also positively impacted by the timing of the Easter holiday.

Export revenue per piece increased 6.1% for the quarter (6.7% year-to-date), largely due to base rate increases, higher fuel surcharge rates, and favorable currency exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products. Domestic revenue per piece increased 14.9% for the quarter (15.3% year-to-date), and was affected by rate increases and favorable exchange rates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Total average revenue per piece increased 2.4% on a currency-adjusted basis (3.4% year-to-date), and the overall change in segment revenue was positively affected by $177 million during the quarter ($356 million year-to-date) due to currency fluctuations, net of hedging activity.

On December 31, 2007, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

Additionally, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $164 million in the second quarter ($284 million year-to-date), due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

International Package operating profit decreased $68 million, or 14.3%, in the second quarter of 2008 compared with the same period of 2007 ($18 million, or 2.1%, year-to-date). The decline in operating profit was affected by reduced asset utilization resulting from changes in economic conditions and trade flows. Operating profit was also negatively affected by a shift in product mix away from our premium services, as well as expenses associated with integration activities in our delivery network. Additionally, the decline in operating profit in 2008 was impacted by the rapid escalation in fuel prices during the quarter and year-to-date periods. There is an approximate two month time lag between fuel price changes and when the adjusted surcharge rates are applied to package shipments. As such, the rapid increase in fuel prices hindered our ability to recapture the resulting increases in fuel expenses through the use of the fuel surcharge.

Operating profit for the first six months of 2007 was adversely affected by the aircraft impairment and SVSO charges ($62 million of the aircraft impairment charge and $7 million of the SVSO charge impacted the International Package segment). The absence of these charges in 2008 favorably affected the operating profit comparison between periods. The change in operating profit was also positively affected by $46 million during the quarter ($105 million year-to-date) due to favorable currency exchange rates, net of hedging activity.

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $229 million, or 10.9%, for the quarter ($441 million, or 10.8%, year-to-date). Forwarding and logistics revenue increased $170 million, or 11.6%, for the quarter ($347 million, or 12.2%, year-to-date), primarily due to growth in international air freight, distribution services and post sales logistics services. Revenue growth in this business was affected by overall market growth and improved customer retention rates. The overall change in forwarding and logistics revenue was positively affected by $97 million during the quarter ($182 million year-to-date) due to favorable currency exchange rates.

UPS Freight increased revenue $47 million, or 8.6%, for the quarter ($72 million, or 6.9%, year-to-date), as a result of improved yields and higher fuel surcharge rates, but partially offset by a decline in average daily LTL shipments. Average LTL shipments per day decreased 2.3% during the quarter (3.2% year-to-date), reflecting the weak LTL market in the United States in 2008 as compared with 2007. However, LTL revenue per hundredweight increased 10.2% for the quarter (11.8% year-to-date), due to an increase in base rates in 2008 and an increase in fuel surcharge revenue as a result of higher diesel prices.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In January 2008, UPS Freight announced a general rate increase averaging 5.4% covering non-contractual shipments in the United States and Canada. The increase became effective on February 4, 2008, and applies to minimum charge, LTL and TL rates.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 12.5% during the quarter (11.5% year-to-date). This revenue growth was impacted by increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

Operating profit for the Supply Chain & Freight segment increased by $50 million, or 51.0%, for the quarter ($117 million, or 81.3%, year-to-date), primarily due to improved results in the forwarding and logistics business. The improved operating results in this business primarily resulted from revenue management initiatives and a focus on asset utilization. Additionally, margin improvements are being realized by focusing on capacity utilization in the air freight business, through better utilization of space availability on our own aircraft. Operating profit was lower at UPS Freight during the quarter, largely as a result of the slowing LTL market in the United States.

Operating profit for this segment was negatively impacted in the first six months of 2007 by $8 million due to the SVSO charge, as discussed further in the “Operating Expenses” section below. The absence of this charge in 2008 favorably affected the operating profit comparison between periods. The change in operating profit was also positively affected by $4 million in the quarter ($12 million year-to-date) due to favorable currency exchange rates.

Operating Expenses

Consolidated operating expenses increased by $1.123 billion, or 10.8%, for the quarter ($1.757 billion, or 8.4%, year-to-date), of which approximately $224 million ($421 million year-to-date) was due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits expense increased by $195 million, or 3.1%, for the quarter ($354 million, or 2.8%, year-to-date), and was impacted by several items. The primary increase was related to employee payroll costs due to contractual wage increases for our union employees and normal merit increases for our non-union employees. Other items impacting compensation and benefits expense include increased stock-based compensation, higher expense for employee health and welfare programs, a reduction in pension expense, and slightly lower workers compensation expense. Stock-based compensation expense increased $16 million, or 13.6%, in the second quarter ($38 million, or 17.8%, year-to-date), primarily due to new 2008 awards of stock options and restricted performance units, as well as restricted stock units that are reflected in expense in 2008, but not the first six months of 2007, due to the timing of the award grants.

The total expense for our employee pension programs declined in the second quarter and on a year-to-date basis, and was affected by the 2007 withdrawal from the Central States Pension Fund. Partially offsetting this was higher expense for UPS-sponsored pension plans (See Note 6 to the unaudited consolidated financial statements), which was impacted by expense recognition for the new UPS-IBT pension plan. We also incurred lower workers compensation expense, which continues to trend favorably as a result of decreased injury frequencies and improved oversight and management of claims.

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

The 0.7% quarterly increase in repairs and maintenance was largely due to increased aircraft maintenance, while the 1.0% year-to-date decrease was largely due to reduced vehicle maintenance expense. The 4.9% quarterly increase (4.3% year-to-date) in depreciation and amortization was influenced by several factors, including higher depreciation expense on aircraft and vehicles, but partially offset by reduced amortization expense on capitalized software. The 21.2% quarterly increase (20.6% year-to-date) in purchased transportation was driven by a combination of higher volume in our international package and forwarding businesses, the impact of currency exchange rates, and increased fuel surcharge rates charged to us by third-party carriers. The 67.4% quarterly increase (61.2% year-to-date) in fuel expense was impacted by higher prices for jet-A fuel, diesel, and unleaded gasoline as well as lower hedging gains, but partially mitigated by lower fuel usage. The 13.5% quarterly increase (12.2% year-to-date) in other occupancy expense was influenced by higher electricity and natural gas costs, as well as higher rent and property tax expense.

Other expenses increased 10.5% for the quarter, due to a variety of factors, including increased expenses for leased transportation equipment, data processing costs, professional fees, and an increased provision in our allowance for doubtful accounts. On a year-to-date basis, other expenses declined 2.1%, largely due to the absence in 2008 of an aircraft impairment charge recorded in 2007. In the first quarter of 2007, we initiated a review of our aircraft fleet types as a result of business changes that occurred, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts.

Investment Income and Interest Expense

Investment income decreased $14 million during the second quarter of 2008 compared with the same period in 2007. This decrease was largely due to lower realized gains on sales of investments in the second quarter of 2008 compared with the same period of 2007.

On a year-to-date basis, investment income increased $29 million in 2008 compared with 2007. This increase was primarily due to a higher average balance of interest-earning investments, but partially offset by a lower average yield on our investment portfolio.

The $43 million increase in interest expense during the quarter ($128 million year-to-date) was primarily due to a higher average debt balance. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In early 2008, we completed the issuance of $4.0 billion in long-term debt, the proceeds of which were used to reduce our commercial paper balance. The impact of increased debt balances was partially mitigated, however, by lower average rates incurred on our variable rate debt and interest rate swap agreements as a result of recent declines in short-term interest rates in the United States.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense declined by $137 million, or 21.8%, for the quarter ($107 million, or 9.7%, year-to-date), primarily due to lower pre-tax income. Additionally, the effective income tax rate declined to 36.00% in 2008 from 36.25% in 2007. The decrease in the effective tax rate was impacted by a number of factors, including having a relatively larger proportion of our taxable income being earned in international jurisdictions with lower tax rates.

Net Income and Earnings Per Share

Net income for the second quarter of 2008 was $873 million, a 20.9% decrease from the $1.104 billion achieved in the second quarter of 2007, resulting in an 18.3% decrease in diluted earnings per share to $0.85 in 2008 from $1.04 in 2007. On a year-to-date basis, net income was $1.779 billion, an 8.6% decline from the $1.947 billion achieved in 2007. Year-to-date diluted earnings per share declined 5.5% to $1.72 in 2008 compared with $1.82 in 2007. The decline in net income for the quarter and year-to-date periods was primarily affected by the decline in operating profits in both our U.S. Domestic and International package businesses, as previously discussed. Earnings per share was favorably impacted by a reduction in outstanding shares as a result of our ongoing share repurchase program.

Year-to-date 2007 net income and earnings per share were impacted by the aircraft impairment charge and SVSO charge recorded in the first quarter of 2007, the combination of which reduced year-to-date 2007 net income by $184 million and diluted earnings per share by $0.17.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $5.028 billion in the first six months of 2008 from $3.596 billion during the same period of 2007. The increase in operating cash flow was impacted by approximately $1.035 billion in cash tax benefits received in 2008 (including an $850 million tax refund) resulting from a U.S. Federal tax deduction for the payment made to withdraw from the Central States Pension Fund in 2007. Operating cash flow also increased due to changes in working capital needs, and the timing of certain cash receipts and disbursements. Operating cash flow was negatively impacted in 2007 by several items, including the settlement of the Cornn class action lawsuit and certain payments due under our 2006 collective bargaining agreement with the Independent Pilots Association.

During 2008, the cash outflow for our pension contributions to multiemployer pension plans declined as a result of our withdrawal from the Central States Pension Fund. Our pension contributions to UPS-sponsored plans have increased slightly, primarily due to contributions being made to the new UPS-IBT pension plan. As discussed in Note 6, we expect to contribute $119 million and $24 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively.

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

In January 2008, UPS Freight announced a general rate increase averaging 5.4 percent covering non-contractual shipments in the United States and Canada. The increase went into effect on February 4, 2008, and applies to minimum charge, LTL and TL rates.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $1.939 billion in the first six months of 2008 from $1.323 billion during the same period of 2007. The net purchase of marketable securities and short-term investments increased to $275 million in 2008, compared with $76 million in 2007, as a result of the timing of certain cash receipts and disbursements.

We had capital expenditures of $1.387 billion in the first six months of 2008, an increase from the $1.206 billion in 2007. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. The increased capital expenditures in 2008 were primarily the result of our Worldport hub expansion, as well as the expansion and new construction projects at other facilities in Europe, Canada, and China.

Other investing activities reflected a cash outflow of $282 million in 2008 as compared with a $99 million outflow in 2007, largely due to cash settlements of derivative contracts used in our energy and currency hedging programs, as well as the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $3.986 billion in the first six months of 2008 from $2.215 billion during the same period in 2007. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations. In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. We intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. We intend to complete this level of share repurchases during 2008 and 2009.

Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. During the second quarter of 2008, we entered into an accelerated share repurchase program for $227 million. The program was completed by June 30, 2008, and a total of 3.3 million shares were retired. Additionally, during the second quarter of 2008, we entered into a forward purchase agreement for UPS Class B shares for $220 million, which was completed on July 31, 2008. A total of 3.6 million shares were repurchased under this agreement, approximately 0.8 million of which were in the second quarter of 2008. The cash outflow for the forward purchase agreement that had not been used on share repurchases as of June 30, 2008 was reported in other financing activities on the cash flow statement. Including the repurchases noted above, we repurchased a total of 35.7 million shares of Class A and Class B common stock for $2.486 billion for the six months ended June 30, 2008, and 21.0 million shares for $1.506 billion for the six months ended June 30, 2007 ($2.294 billion and $1.522 billion are reported on the cash flow statement for 2008 and 2007, respectively, due to the timing of settlements). As of June 30, 2008, we had $7.644 billion of our share repurchase authorization remaining.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We increased our quarterly cash dividend payment to $0.45 per share in 2008 from $0.42 per share in 2007, resulting in an increase in total cash dividends paid for the first six months of 2008 to $1.337 billion from $1.266 billion in 2007. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

In January 2008, the Board of Directors approved an earlier payment schedule for the dividend typically declared in November of each year. Beginning in 2008 and going forward, that dividend is expected to be paid in December instead of the following January. As a result, we expect that a total of five dividend payments will be made in 2008.

We repaid debt, net of borrowings, of $170 million in the first six months of 2008, compared with debt issuance, net of repayments, of $498 million in the first six months of 2007. Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of certain tranches of UPS Notes. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In early 2008, we repaid most of this commercial paper with the use of the proceeds from a senior notes offering (discussed further below), as well as the $850 million U.S. federal tax refund received.

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

Additionally, in the first six months of 2008, we called for the redemption of $239 million of notes issued under our UPS Notes program, and the associated swaps on the notes were terminated. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $3.504 billion outstanding under this program as of June 30, 2008, with an average interest rate of 2.21%. The entire balance outstanding has been classified as a current liability on our balance sheet as of June 30, 2008. As of December 31, 2007, approximately $4.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate senior notes, as discussed previously. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of June 30, 2008.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 18, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At June 30, 2008, there were no outstanding borrowings under these facilities. Concurrent with entering into the $4.5 billion facility in April 2008, we terminated our previous $1.0 billion credit facility that was scheduled to expire on April 17, 2008, as well as the $7.0 billion credit facility that was scheduled to expire on October 17, 2008.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2008 have not materially changed from those at December 31, 2007, as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however certain of these debt instruments and credit facilities do subject us to financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness that may be incurred by the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of June 30, 2008.

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in June 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiff appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. In April 2008, the Court decertified the class and vacated the trial scheduled for April 29, 2008. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the rebranding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS Freight, along with several other companies involved in the LTL freight business, is a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

The Italian Guardia di Finanza, under the authority of the Minister of Economy and Finance, has challenged the inter-company transfer pricing of our Italian subsidiary’s international package business for tax years 2003 through 2007. No final report or assessment has been issued. We have denied any liability with respect to these challenges and intend to defend our position vigorously. We have not accrued any liability for unrecognized tax benefits under FIN 48 for this matter. However, it is possible that the amount of unrecognized tax benefits could change within the next 12 months as we continue to pursue resolution of this matter with the Italian authorities. At this time, we have not determined the amount of liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, FAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159.

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

In December 2007, the FASB issued Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of June 30, 2008, we had approximately $7 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of FAS 161 may have on the disclosures within our consolidated financial statements.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2008	December 31, 2007
Energy Derivatives	$4	$(179)
Currency Derivatives	(150)	(42)
Interest Rate Derivatives	(67)	(94)

	$(213)	$(315)

Other than noted below, our market risks, hedging strategies, and financial instrument positions at June 30, 2008 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. In the first six months of 2008, a number of energy hedging positions expired, and the market risk sensitivity of the positions for the remainder of 2008 is not material. The market risk sensitivities of the currency and interest rate contracts noted above are not materially different from the amounts described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2008 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2008	5.6	$72.47	5.6	$8,493
May 1 – May 31, 2008	4.1	70.23	4.1	8,204
June 1 – June 30, 2008	8.7	64.84	8.6	7,644

Total April 1 – June 30, 2008	18.4	$68.36	18.3	$7,644

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. We intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. We intend to complete this level of share repurchases during 2008 and 2009. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareowners was held on May 8, 2008.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for director as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1.	The results of the voting by the shareowners for directors are presented below.

Director		Number of Votes	Percent of Total Voting
F. Duane Ackerman	For Withheld	2,663,318,536 88,266,906	96.79% 3.21%

Michael J. Burns	For Withheld	2,672,106,274 79,479,167	97.11% 2.89%

D. Scott Davis	For Withheld	2,662,111,605 89,473,837	96.75% 3.25%

Stuart E. Eizenstat	For Withheld	2,674,786,028 76,799,414	97.21% 2.79%

Michael L. Eskew	For Withheld	2,648,486,704 103,098,738	96.25% 3.75%

Ann M. Livermore	For Withheld	2,655,458,988 96,126,453	96.51% 3.49%

Rudy Markham	For Withheld	2,675,986,293 75,599,148	97.25% 2.75%

John W. Thompson	For Withheld	2,666,604,258 84,981,184	96.91% 3.09%

Carol B. Tomé	For Withheld	2,665,893,396 85,692,045	96.89% 3.11%

Ben Verwaayan	For Withheld	2,665,929,094 85,656,348	96.89% 3.11%

2.	The proposal and the results of the voting by the shareowners for ratification of our appointment of independent registered public accountants are presented below.

		Number of Votes	Percent of Total Voting
To ratify the appointment of Deloitte & Touche LLP, as the independent registered public accountants for the Company for the year ending December 31, 2008	For Against Abstain	2,677,003,526 50,574,777 24,007,135	97.29% 1.84% 0.87%

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

10.1	—	Credit Agreement (364-Day Facility) dated April 17, 2008 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2008).

10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2007).

10.3	—	Form of Restricted Stock Award Agreement for the 2008 Long-Term Incentive Performance Awards under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 20, 2008).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

† 12	—	Computation of Ratio of Earnings to Fixed Charges.

† 31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† 32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: August 8, 2008	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)