Form 10-Q
period 2008-09-30
UNITED PARCEL SERVICE INC
filed 2008-11-07
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, or

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

There were 317,665,449 Class A shares, and 677,519,199 Class B shares, with a par value of $0.01 per share, outstanding at October 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2008 (unaudited) and December 31, 2007

(In millions)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,239	$2,027
Marketable securities	523	577
Accounts receivable, net	5,894	6,084
Finance receivables, net	589	468
Deferred income tax assets	520	606
Income taxes receivable	228	1,256
Other current assets	1,079	742

Total Current Assets	10,072	11,760
Property, Plant and Equipment, Net	18,361	17,663
Pension and Postretirement Benefit Assets	4,523	4,421
Goodwill	2,576	2,577
Intangible Assets, Net	575	628
Long-Term Finance Receivables, Net	490	431
Other Non-Current Assets	1,568	1,562

	$38,165	$39,042

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,895	$3,512
Accounts payable	2,010	1,819
Accrued wages and withholdings	1,771	1,414
Dividends payable	—	440
Self-insurance reserves	742	704
Other current liabilities	1,554	1,951

Total Current Liabilities	8,972	9,840
Long-Term Debt	8,064	7,506
Pension and Postretirement Benefit Obligations	4,848	4,438
Deferred Income Tax Liabilities	2,768	2,620
Self-Insurance Reserves	1,598	1,651
Other Non-Current Liabilities	813	804
Shareowners’ Equity:
Class A common stock (324 and 349 shares issued in 2008 and 2007)	3	3
Class B common stock (676 and 694 shares issued in 2008 and 2007)	7	7
Additional paid-in capital	—	—
Retained earnings	12,711	14,186
Accumulated other comprehensive loss	(1,619)	(2,013)
Deferred compensation obligations	120	137

	11,222	12,320
Less: Treasury stock (2 shares in 2008 and 2007)	(120)	(137)

Total Shareowners’ Equity	11,102	12,183

Total Liabilities and Shareowners’ Equity	$38,165	$39,042

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$13,113	$12,205	$38,789	$36,300
Operating Expenses:
Compensation and benefits	6,425	6,253	19,447	18,921
Repairs and maintenance	289	286	890	893
Depreciation and amortization	456	435	1,360	1,302
Purchased transportation	1,680	1,459	4,954	4,174
Fuel	1,209	735	3,326	2,048
Other occupancy	247	234	771	701
Other expenses	1,175	1,095	3,462	3,430

	11,481	10,497	34,210	31,469

Operating Profit	1,632	1,708	4,579	4,831

Other Income and (Expense):
Investment income (loss)	(13)	14	58	56
Interest expense	(104)	(53)	(342)	(163)

	(117)	(39)	(284)	(107)

Income Before Income Taxes	1,515	1,669	4,295	4,724
Income Taxes	545	593	1,546	1,701

Net Income	$970	$1,076	$2,749	$3,023

Basic Earnings Per Share	$0.96	$1.02	$2.69	$2.85

Diluted Earnings Per Share	$0.96	$1.02	$2.67	$2.84

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$970	$1,076	$2,749	$3,023
Change in foreign currency translation adjustment	(33)	76	80	128
Change in unrealized gain (loss) on marketable securities, net of tax	(10)	4	(50)	(3)
Change in unrealized gain (loss) on cash flow hedges, net of tax	223	(86)	253	(184)
Change in unrecognized pension and postretirement benefit costs, net of tax	32	30	98	90

Comprehensive Income	$1,182	$1,100	$3,130	$3,054

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$2,749	$3,023
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,360	1,302
Pension and postretirement benefit expense	542	386
Pension and postretirement benefit contributions	(119)	(630)
Self-insurance reserves	(15)	20
Deferred taxes, credits, and other	113	(197)
Stock compensation expense	374	335
Other (gains) losses	581	344
Changes in assets and liabilities:
Accounts receivable, net	51	72
Other current assets	961	36
Accounts payable	106	(217)
Accrued wages and withholdings	355	407
Income tax payable	28	391
Other current liabilities	(97)	164
Other operating activities	(41)	(168)

Net cash from operating activities	6,948	5,268

Cash Flows From Investing Activities:
Capital expenditures	(2,108)	(1,994)
Proceeds from disposals of property, plant and equipment	104	43
Purchases of marketable securities and short-term investments	(2,514)	(7,334)
Sales and maturities of marketable securities and short-term investments	2,228	7,777
Net increase in finance receivables	(132)	(36)
Other investing activities	(271)	(149)

Net cash (used in) investing activities	(2,693)	(1,693)

Cash Flows From Financing Activities:
Net change in short-term debt	(1,602)	100
Proceeds from long-term borrowings	7,189	579
Repayments of long-term borrowings	(5,582)	(181)
Purchases of common stock	(3,284)	(2,069)
Issuances of common stock	135	134
Dividends	(1,781)	(1,698)
Other financing activities	(112)	2

Net cash (used in) financing activities	(5,037)	(3,133)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	(6)	9

Net Increase (Decrease) In Cash And Cash Equivalents	(788)	451
Cash And Cash Equivalents:
Beginning of period	2,027	794

End of period	$1,239	$1,245

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2008, our results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the second quarter of 2008, we granted stock option and restricted performance unit (“RPU”) awards to eligible employees under the UPS Long-Term Incentive Program. Beginning with the awards granted in 2008, stock options are being granted to a more limited group of employees, while a larger proportion of the total award under the UPS Long-Term Incentive Program is being made in the form of RPUs. Additionally, beginning with the 2008 grant, stock option and RPU awards will generally vest over a five year period with approximately

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs). Previously, stock option and RPU grants vested five years after the date of grant (again with the exception of death, disability, or retirement). Consistent with previous awards, the options granted will expire ten years after the date of grant. In the second quarter of 2008, we granted 0.2 million stock options and 1.9 million RPUs at a grant price of $71.58. In the second quarter of 2007, we granted 2.7 million stock options and 1.1 million RPUs at a grant price of $70.90. The fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $16.77 and $16.85 for 2008 and 2007, respectively, using the following assumptions:

	2008	2007
Expected life (in years)	7.5	7.5
Risk-free interest rate	3.79%	4.65%
Expected volatility	22.24%	19.15%
Expected dividend yield	2.39%	2.28%

Awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2008 and 2007 was $123 and $122 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2008 and 2007 was $374 and $335 million pre-tax, respectively.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of September 30, 2008, we had approximately $5 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Marketable Securities

The following is a summary of marketable securities as of September 30, 2008 and December 31, 2007 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2008
Current marketable securities:
U.S. government and agency securities	$109	$1	$1	$109
Mortgage and asset-backed securities	293	1	6	288
Corporate securities	128	1	7	122
Other debt securities	2	—	—	2

Total debt securities	532	3	14	521
Common equity securities	2	—	—	2

Current marketable securities	534	3	14	523

Non-current marketable securities:
State and local municipal securities	117	—	17	100
Asset-backed securities	150	—	31	119
Common equity securities	25	7	—	32
Preferred equity securities	48	—	11	37

Non-current marketable securities	340	7	59	288

Total marketable securities	$874	$10	$73	$811

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2007
Current marketable securities:
U.S. government and agency securities	$59	$2	$—	$61
Mortgage and asset-backed securities	251	2	2	251
Corporate securities	152	2	—	154
State and local municipal securities	4	—	—	4
Other debt securities	2	—	—	2

Total debt securities	468	6	2	472
Common equity securities	2	—	—	2
Preferred equity securities	103	—	—	103

Current marketable securities	573	6	2	577

Non-current common equity securities	25	8	—	33

Total marketable securities	$598	$14	$2	$610

At September 30, 2008, we held $315 million in principal value of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “State and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations. Substantially all of our investments in auction rate securities maintain ratings of AA / Aa or higher by Standard and Poor’s and Moody’s, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have classified all of our investments in auction rate securities to non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of September 30, 2008. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of approximately $41 million on these securities as of September 30, 2008 in other comprehensive income ($59 million pre-tax), reflecting the decline in the estimated fair value of these securities.

During the third quarter of 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment follows actions by the U.S. Treasury Department and the Federal Housing Finance Agency with respect to FNMA and FHLMC. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during the third quarter. We do not hold any other securities in any of these entities. The total of these credit-related impairment losses during the quarter was $23 million, which was recorded in investment income (loss) on the income statement.

For the remaining auction rate securities and other debt securities, we have concluded that no additional other-than-temporary impairment losses existed as of September 30, 2008. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

The amortized cost and estimated fair value of marketable securities and short-term investments at September 30, 2008, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$26	$26
Due after one year through three years	140	140
Due after three years through five years	52	50
Due after five years	581	524

	799	740
Equity securities	75	71

	$874	$811

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2008 and December 31, 2007 consists of the following (in millions):

	2008	2007
Vehicles	$5,473	$5,295
Aircraft (including aircraft under capitalized leases)	14,481	13,541
Land	1,080	1,056
Buildings	2,877	2,837
Leasehold improvements	2,702	2,604
Plant equipment	5,724	5,537
Technology equipment	1,730	1,699
Equipment under operating lease	143	153
Construction-in-progress	927	889

	35,137	33,611
Less: Accumulated depreciation and amortization	(16,776)	(15,948)

	$18,361	$17,663

Note 6. Employee Benefit Plans

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and nine month period ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Net Periodic Cost:
Service cost	$176	$130	$24	$25	$7	$7
Interest cost	263	209	50	45	8	8
Expected return on assets	(379)	(325)	(12)	(12)	(9)	(8)
Amortization of:
Transition obligation	1	—	—	—	—	—
Prior service cost	46	14	(1)	(2)	—	—
Actuarial (gain) loss	2	27	5	6	—	1
Settlements, curtailments, and other	—	—	—	—	—	5

Net periodic benefit cost	$109	$55	$66	$62	$6	$13

	Nine Months Ended September 30,
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Net Periodic Cost:
Service cost	$530	$390	$71	$76	$21	$21
Interest cost	789	626	150	136	24	22
Expected return on assets	(1,138)	(976)	(37)	(35)	(27)	(22)
Amortization of:
Transition obligation	3	2	—	—	—	—
Prior service cost	139	43	(3)	(6)	—	—
Actuarial (gain) loss	6	81	14	17	—	3
Settlements, curtailments, and other	—	—	—	3	—	5

Net periodic benefit cost	$329	$166	$195	$191	$18	$29

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first nine months of 2008, we contributed $62 and $57 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $100 and $17 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

Note 7. Goodwill and Intangible Assets

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2008 and December 31, 2007 (in millions):

	December 31, 2007	Acquired	Purchase Price Adjustments	Currency/ Other	September 30, 2008
Goodwill by Segment:
U.S. Domestic Package	$—	$—	$—	$—	$—
International Package	295	4	—	1	300
Supply Chain & Freight	2,282	—	—	(6)	2,276

	$2,577	$4	$—	$(5)	$2,576

The goodwill acquired in the International Package segment during 2008 was due to our purchase of a package delivery company in Romania and our buyout of a joint venture in Korea. The operating results of these acquired businesses are not material to the International Package segment.

The following is a summary of intangible assets as of September 30, 2008 and December 31, 2007 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2008:
Trademarks, licenses, patents, and other	$76	$(65)	$11
Customer lists	159	(56)	103
Franchise rights	110	(39)	71
Capitalized software	1,712	(1,322)	390

Total intangible assets, net	$2,057	$(1,482)	$575

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2007:
Trademarks, licenses, patents, and other	$75	$(54)	$21
Customer lists	162	(40)	122
Franchise rights	110	(35)	75
Capitalized software	1,663	(1,253)	410

Total intangible assets, net	$2,010	$(1,382)	$628

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Debt and Financing Arrangements

The carrying value of our outstanding debt as of September 30, 2008 and December 31, 2007 consists of the following (in millions):

	2008	2007
8.38% debentures, due 2020 and 2030	$742	$761
4.50% senior notes, due 2013	1,738	—
5.50% senior notes, due 2018	745	—
6.20% senior notes, due 2038	1,479	—
Floating rate senior notes, due 2049 through 2053	438	441
Commercial paper	3,795	7,366
Capital lease obligations, due 2009 through 2021	422	479
Facility notes and bonds, due 2009 through 2036	433	435
UPS Notes, due 2009 through 2027	232	513
Pound Sterling notes, due 2031 and 2050	912	989
Other debt	23	34

Total debt	10,959	11,018
Less: current maturities	(2,895)	(3,512)

Long-term debt	$8,064	$7,506

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $3.795 billion outstanding under this program as of September 30, 2008, with an average interest rate of 1.97%. As of September 30, 2008, we have classified $1.0 billion of this commercial paper balance as long-term debt, with the remaining $2.795 billion classified as a current liability, in our consolidated balance sheet. As of December 31, 2007, approximately $4.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate notes, as discussed further below. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of September 30, 2008.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 18, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At September 30, 2008, there were no outstanding borrowings under these facilities. Concurrent with entering into the $4.5 billion facility in April 2008, we terminated our previous $1.0 billion credit facility that was scheduled to expire on April 17, 2008, as well as the $7.0 billion credit facility that was scheduled to expire on October 17, 2008.

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

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however certain of these debt instruments and credit facilities do subject us to financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness that may be incurred by the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of September 30, 2008.

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

UPS Freight, along with several other companies involved in the LTL freight business, is a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously, and defendants’ motion to dismiss is pending for decision by the Court. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Italian Guardia di Finanza, under the authority of the Minister of Economy and Finance, has challenged the inter-company transfer pricing of our Italian subsidiary’s international package business for tax years 2003 through 2007. No final report or assessment has been issued. We disagree with the basis for these challenges and intend to defend our position vigorously. However, it is reasonably possible that the amount of unrecognized tax benefits could change within the next 12 months as we continue to pursue resolution of this matter with the Italian authorities. At this time, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2007, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement took effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 2,900). These agreements run through July 31, 2009.

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

Note 10. Shareowners’ Equity

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2008, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of September 30, 2008, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the nine months ended September 30, 2008 and 2007 (in millions, except per share amounts):

	2008		2007
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	349	$3	401	$4
Common stock purchases	(9)	—	(15)	(1)
Stock award plans	3	—	1	—
Common stock issuances	2	—	2	—
Conversions of Class A to Class B common stock	(21)	—	(28)	—

Class A shares issued at end of period	324	$3	361	$3

Class B Common Stock
Balance at beginning of period	694	$7	672	$7
Common stock purchases	(39)	—	(13)	—
Conversions of Class A to Class B common stock	21	—	28	—

Class B shares issued at end of period	676	$7	687	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		386		372
Common stock purchases		(516)		(501)
Common stock issuances		130		129

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$14,186		$17,676
Cumulative adjustment for accounting changes		(60)		(104)
Net income		2,749		3,023
Dividends ($1.35 and $1.26 per share)		(1,381)		(1,336)
Common stock purchases		(2,783)		(1,526)

Balance at end of period		$12,711		$17,733

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

We repurchased a total of 48.5 million shares of Class A and Class B common stock for $3.299 billion during the nine months ended September 30, 2008, and 27.9 million shares for $2.027 billion for the nine months ended September 30, 2007. In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. We intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. As of September 30, 2008, we had $6.832 billion of our share repurchase authorization remaining.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2008 and 2007 is as follows (in millions):

	2008	2007
Foreign currency translation adjustment:
Balance at beginning of period	$81	$(109)
Aggregate adjustment for the period	80	128

Balance at end of period	161	19

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	9	12
Current period changes in fair value (net of tax effect of $(32) and $3)	(62)	5
Reclassification to earnings (net of tax effect of $7 and $(4))	12	(8)

Balance at end of period	(41)	9

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(250)	68
Current period changes in fair value (net of tax effect of $24 and $(87))	40	(144)
Reclassification to earnings (net of tax effect of $128 and $(24))	213	(40)

Balance at end of period	3	(116)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(1,853)	(2,176)
Unrecognized net actuarial gain (net of tax effect of $8 and $0)	13	—
Reclassification to earnings (net of tax effect of $61 and $50)	98	90

Balance at end of period	(1,742)	(2,086)

Accumulated other comprehensive income (loss) at end of period	$(1,619)	$(2,174)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the nine months ended September 30, 2008 and 2007 is as follows (in millions):

	2008		2007
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$137		$147
Reinvested dividends		4		4
Option exercise deferrals		—		—
Benefit payments		(21)		(14)

Balance at end of period		$120		$137

Treasury Stock
Balance at beginning of period	(2)	$(137)	(3)	$(147)
Reinvested dividends	—	(4)	—	(4)
Option exercise deferrals	—	—	—	—
Benefit payments	—	21	1	14

Balance at end of period	(2)	$(120)	(2)	$(137)

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

Segment information for the three and nine months ended September 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
U.S. Domestic Package	$7,841	$7,545	$23,290	$22,676
International Package	2,949	2,529	8,656	7,414
Supply Chain & Freight	2,323	2,131	6,843	6,210

Consolidated	$13,113	$12,205	$38,789	$36,300

Operating Profit:
U.S. Domestic Package	$1,117	$1,228	$2,975	$3,361
International Package	386	428	1,214	1,274
Supply Chain & Freight	129	52	390	196

Consolidated	$1,632	$1,708	$4,579	$4,831

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

Marketable Securities—Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include non-auction rate asset-backed securities, corporate bonds, and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing, or other models that utilize observable inputs such as yield curves.

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. These securities were valued as of September 30, 2008 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets
Marketable securities	$139	$416	$256	$811
Derivative contracts	—	180	—	180
Other investments	—	—	342	342

Total	$139	$596	$598	$1,333

Liabilities
Derivative contracts	$—	$61	$—	$61

Total	$—	$61	$—	$61

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended September 30, 2008 (in millions).

	Marketable Securities	Other Investments	Total
Balance on July 1, 2008	$281	$351	$632
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(20)	(9)	(29)
Included in accumulated other comprehensive income (pre-tax)	(4)	—	(4)
Purchases, issuances, and settlements	(1)	—	(1)

Balance on September 30, 2008	$256	$342	$598

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2008 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2008	$10	$363	$373
Transfers into (out of) Level 3	373	—	373
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(20)	(21)	(41)
Included in accumulated other comprehensive income (pre-tax)	(59)	—	(59)
Purchases, issuances, and settlements	(48)	—	(48)

Balance on September 30, 2008	$256	$342	$598

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$970	$1,076	$2,749	$3,023

Denominator:
Weighted average shares	1,004	1,049	1,019	1,058
Deferred compensation obligations	2	2	2	2

Denominator for basic earnings per share	1,006	1,051	1,021	1,060

Effect of dilutive securities:
Restricted performance units	2	2	3	2
Restricted stock units	4	3	3	2
Stock option plans	1	2	1	2

Denominator for diluted earnings per share	1,013	1,058	1,028	1,066

Basic earnings per share	$0.96	$1.02	$2.69	$2.85

Diluted earnings per share	$0.96	$1.02	$2.67	$2.84

Diluted earnings per share for the three months ended September 30, 2008 and 2007 exclude the effect of 9.9 and 9.8 million shares of common stock (9.8 and 8.7 million for the nine months ended September 30, 2008 and 2007), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15. UPS Special Voluntary Separation Opportunity Charge

In December 2006, we offered a special voluntary separation opportunity (“SVSO”) to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of approximately $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program. The total cash payout related to this program was $63 million between 2007 and 2008. The $68 million charge is included in the caption “Compensation and benefits” in the Statement of Consolidated Income, of which $53 million impacted our U.S. Domestic Package segment, $8 million impacted our Supply Chain & Freight segment, and $7 million impacted our International Package segment.

Note 16. Restructuring Charge and Related Expenses

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France. The objective of this restructuring plan was to reduce our forwarding and logistics cost structure and focus on profitable revenue growth in the Europe region.

The restructuring principally consisted of an employment reduction program which included a voluntary termination phase followed by an involuntary termination phase. The employment reduction program was ratified by our company’s trade union representatives in France in July 2007 and communicated to employees immediately following the ratification. Employees participating in this program were entitled to severance benefits, including certain bonuses for employees participating in the voluntary termination phase. These severance benefits were formula-driven and in accordance with French statutory laws as well as the applicable collective bargaining agreements. The employment reduction program resulted in 91 employees accepting the voluntary termination offer and 342 positions being subject to the involuntary termination program. The restructuring also included costs incurred related to contract terminations for leased facilities, vehicles and equipment as well as impairment charges associated with long-lived assets.

For the quarter ended September 30, 2007, we recorded a restructuring charge of $42 million related to severance costs and $4 million for impairments and other contract termination costs. The majority of this charge is recorded in the caption “Compensation and benefits” in the Statement of Consolidated Income and is included in the operating results of our Supply Chain & Freight segment. This restructuring plan was completed in 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2008	2007	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,696	$1,666	$30	1.8%
Deferred	818	782	36	4.6
Ground	5,327	5,097	230	4.5

Total U.S. Domestic Package	7,841	7,545	296	3.9
International Package:
Domestic	598	535	63	11.8
Export	2,165	1,831	334	18.2
Cargo	186	163	23	14.1

Total International Package	2,949	2,529	420	16.6
Supply Chain & Freight:
Forwarding and Logistics	1,619	1,486	133	9.0
Freight	598	546	52	9.5
Other	106	99	7	7.1

Total Supply Chain & Freight	2,323	2,131	192	9.0

Consolidated	$13,113	$12,205	$908	7.4%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,117	1,238	(121)	(9.8)%
Deferred	859	874	(15)	(1.7)
Ground	10,971	11,291	(320)	(2.8)

Total U.S. Domestic Package	12,947	13,403	(456)	(3.4)
International Package:
Domestic	1,106	1,102	4	0.4
Export	792	740	52	7.0

Total International Package	1,898	1,842	56	3.0

Consolidated	14,845	15,245	(400)	(2.6)%

Operating days in period	64	63

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$23.72	$21.36	$2.36	11.0%
Deferred	14.88	14.20	0.68	4.8
Ground	7.59	7.17	0.42	5.9
Total U.S. Domestic Package	9.46	8.94	0.52	5.8
International Package:
Domestic	8.45	7.71	0.74	9.6
Export	42.71	39.27	3.44	8.8
Total International Package	22.75	20.39	2.36	11.6
Consolidated	$11.16	$10.32	$0.84	8.1%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$4,982	$5,003	$(21)	(0.4)%
Deferred	2,412	2,376	36	1.5
Ground	15,896	15,297	599	3.9

Total U.S. Domestic Package	23,290	22,676	614	2.7
International Package:
Domestic	1,803	1,563	240	15.4
Export	6,332	5,412	920	17.0
Cargo	521	439	82	18.7

Total International Package	8,656	7,414	1,242	16.8
Supply Chain & Freight:
Forwarding and Logistics	4,817	4,337	480	11.1
Freight	1,707	1,583	124	7.8
Other	319	290	29	10.0

Total Supply Chain & Freight	6,843	6,210	633	10.2

Consolidated	$38,789	$36,300	$2,489	6.9%

			#

Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,166	1,248	(82)	(6.6)%
Deferred	882	903	(21)	(2.3)
Ground	11,036	11,156	(120)	(1.1)

Total U.S. Domestic Package	13,084	13,307	(223)	(1.7)
International Package:
Domestic	1,111	1,097	14	1.3
Export	789	728	61	8.4

Total International Package	1,900	1,825	75	4.1

Consolidated	14,984	15,132	(148)	(1.0)%

Operating days in period	192	191

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$22.25	$20.99	$1.26	6.0%
Deferred	14.24	13.78	0.46	3.3
Ground	7.50	7.18	0.32	4.5
Total U.S. Domestic Package	9.27	8.92	0.35	3.9
International Package:
Domestic	8.45	7.46	0.99	13.3
Export	41.80	38.92	2.88	7.4
Total International Package	22.30	20.01	2.29	11.4
Consolidated	$10.92	$10.26	$0.66	6.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2008	2007	$/#	%
LTL revenue (in millions)	$562	$521	$41	7.8%
LTL revenue per LTL hundredweight	$19.06	$17.71	$1.35	7.6
LTL shipments (in thousands)	2,646	2,713	(67)	(2.5)
LTL shipments per day (in thousands)	41.3	43.1	(1.8)	(4.2)
LTL gross weight hauled (in millions of pounds)	2,949	2,944	5	0.2
LTL weight per shipment (in pounds)	1,115	1,085	30	2.8
Operating days in period	64	63

	Nine Months Ended September 30,		Change
	2008	2007	$/#	%
LTL revenue (in millions)	$1,610	$1,512	$98	6.5%
LTL revenue per LTL hundredweight	$18.93	$17.14	$1.79	10.4
LTL shipments (in thousands)	7,703	7,939	(236)	(3.0)
LTL shipments per day (in thousands)	40.1	41.6	(1.5)	(3.6)
LTL gross weight hauled (in millions of pounds)	8,508	8,825	(317)	(3.6)
LTL weight per shipment (in pounds)	1,105	1,112	(7)	(0.6)
Operating days in period	192	191

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended September 30,		Change
	2008	2007	$	%
Reporting Segment
U.S. Domestic Package	$1,117	$1,228	$(111)	(9.0)%
International Package	386	428	(42)	(9.8)
Supply Chain & Freight	129	52	77	148.1

Consolidated Operating Profit	$1,632	$1,708	$(76)	(4.4)%

	Three Months Ended September 30,
	2008	2007
Reporting Segment
U.S. Domestic Package	14.2%	16.3%
International Package	13.1%	16.9%
Supply Chain & Freight	5.6%	2.4%
Consolidated Operating Margin	12.4%	14.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Reporting Segment
U.S. Domestic Package	$2,975	$3,361	$(386)	(11.5)%
International Package	1,214	1,274	(60)	(4.7)
Supply Chain & Freight	390	196	194	99.0

Consolidated Operating Profit	$4,579	$4,831	$(252)	(5.2)%

	Nine Months Ended September 30,
	2008	2007
Reporting Segment
U.S. Domestic Package	12.8%	14.8%
International Package	14.0%	17.2%
Supply Chain & Freight	5.7%	3.2%
Consolidated Operating Margin	11.8%	13.3%

U.S. Domestic Package Operations

U.S. domestic package revenue increased $296 million, or 3.9%, for the quarter ($614 million, or 2.7%, year-to-date), largely due to a 5.8% improvement in revenue per piece, partially offset by a 3.4% decrease in average daily package volume.

Next Day Air volume, deferred air volume and ground volume declined 9.8%, 1.7%, and 2.8%, respectively during the quarter (6.6%, 2.3%, and 1.1% year-to-date, respectively), primarily as a result of weakness in the U.S. economy. Relatively high energy costs combined with weak output within the industrial production and retail sales sectors have not been favorable for the small package market, which places additional pressure on our domestic package volume.

The increase in overall revenue per piece of 5.8% (3.9% year-to-date) resulted primarily from a rate increase that took effect during the first quarter and higher fuel surcharge rates, but was partially offset by an unfavorable shift in product mix. Next Day Air and Deferred revenue per piece increased 11.0% and 4.8%, respectively (6.0% and 3.3% year-to-date, respectively), and were positively impacted by the base rate increase and a higher fuel surcharge rate for air products (discussed further below). This increase was adversely impacted by lower average package weights, a mix shift toward lower yielding products, and hedging losses. Ground revenue per piece increased 5.9% (4.5% year-to-date), mainly due to the rate increase, as well as a higher fuel surcharge rate due to increased diesel fuel prices in 2008 compared with 2007.

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

We also modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

air products was 33.81% in the third quarter of 2008, an increase from the 13.98% in the third quarter of 2007 (25.64% year-to-date 2008 compared with 11.64% in the same period of 2007), due to the significant increase in jet fuel prices in 2008, but partially offset by the 2% reduction in the index. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products increased to 10.07% in the third quarter of 2008 from 4.58% in the third quarter of 2007 (7.91% year-to-date 2008 compared with 4.08% in the same period of 2007), due to significantly higher diesel fuel prices. Total domestic fuel surcharge revenue, net of the impact of hedging losses, increased by $487 million in the third quarter of 2008 compared with the same period of 2007 ($908 million year-to-date), primarily due to the higher fuel surcharge rates discussed above, but partially offset by the decline in volume for our air and ground products.

U.S. domestic package operating profit decreased $111 million, or 9.0%, in the third quarter of 2008 compared with the same period in 2007 ($386 million, or 11.5%, year-to-date). Operating profit in 2008 was adversely impacted by the weakness in the U.S. economy, lower asset utilization due to the decline in volume, and a shift in product mix away from our premium services, partially offset by the increase in the fuel surcharge relative to the cost of fuel. Because fuel costs decreased rapidly as the quarter progressed, operating profit benefited from the approximate two month time lag between the fuel price changes and when the monthly surcharge rates are applied to package shipments. This is the opposite effect the Company experienced during the second quarter, when fuel costs rose much faster than the fuel surcharge rate.

Operating profit for the first nine months of 2007 was adversely affected by an aircraft impairment and a Special Voluntary Separation Opportunity (“SVSO”) charge (discussed further in the “Operating Expenses” section), which reduced domestic operating profit by $159 million and $53 million, respectively. The absence of these charges in 2008 favorably affected the operating profit comparison between periods.

International Package Operations

International Package revenue improved $420 million, or 16.6%, for the quarter ($1.242 billion, or 16.8%, year-to-date), driven by a 7.0% volume increase for our export products and an 11.6% increase in total revenue per piece (8.4% and 11.4% year-to-date, respectively). The growth in revenue per piece was primarily due to rate increases, the impact of currency exchange rates, and increased fuel surcharge rates.

Export volume increased in each region in the world, with intra-regional volume showing the strongest growth, especially in Europe. Asian export volume continues to benefit from our geographic service expansion, as well as economic growth in Asia. Export volume growth was hindered by declines in shipments to the U.S. from each region in the world, due to the slowing U.S. economy. Non-U.S. domestic volume increased 0.4% for the quarter (1.3% year-to-date), and was impacted by volume growth in our domestic businesses in Europe and Canada.

Export revenue per piece increased 8.8% for the quarter (7.4% year-to-date), largely due to base rate increases, higher fuel surcharge rates, and favorable currency exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products. Domestic revenue per piece increased 9.6% for the quarter (13.3% year-to-date), and was affected by rate increases, higher fuel surcharge rates, and favorable exchange rates. Total average revenue per piece increased 6.5% on a currency-adjusted basis (4.5% year-to-date), and the overall change in segment revenue was positively affected by $112 million during the quarter ($468 million year-to-date) due to currency fluctuations, net of hedging activity.

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

Additionally, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $241 million in the third quarter ($525 million year-to-date), due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

International Package operating profit decreased $42 million, or 9.8%, in the third quarter of 2008 compared with the same period of 2007 ($60 million, or 4.7%, year-to-date). The decline in operating profit was affected by reduced asset utilization resulting from changes in economic conditions and trade flows, such as the reduced import volume into the United States. Operating profit was also negatively affected by a shift in product mix away from our premium services, as well as expenses associated with integration activities in our delivery network.

Operating profit for the first nine months of 2007 was adversely affected by the aircraft impairment and SVSO charges ($62 million of the aircraft impairment charge and $7 million of the SVSO charge impacted the International Package segment). The absence of these charges in 2008 favorably affected the operating profit comparison between periods. The change in operating profit was also positively affected by $37 million during the quarter ($142 million year-to-date) due to favorable currency exchange rates, net of hedging activity.

Supply Chain & Freight Operations

Supply Chain & Freight revenue increased $192 million, or 9.0%, for the quarter ($633 million, or 10.2%, year-to-date). Forwarding and logistics revenue increased $133 million, or 9.0%, for the quarter ($480 million, or 11.1%, year-to-date), primarily due to growth in international air freight, North American air freight, distribution services and mail services. Revenue growth in this business was affected by fuel and security surcharges, expanded air freight service offerings, overall market growth and improved customer retention rates. Growth was negatively impacted by weakness in the ocean freight business. The overall change in forwarding and logistics revenue was positively affected by $42 million during the quarter ($224 million year-to-date) due to favorable currency exchange rates.

UPS Freight increased revenue $52 million, or 9.5%, for the quarter ($124 million, or 7.8%, year-to-date), as a result of improved yields and higher fuel surcharge rates, but partially offset by a decline in average daily LTL shipments. Average LTL shipments per day decreased 4.2% during the quarter (3.6% year-to-date), reflecting the weak LTL market in the United States in 2008 as compared with 2007. However, LTL revenue per hundredweight increased 7.6% for the quarter (10.4% year-to-date), due to an increase in base rates in 2008 and an increase in fuel surcharge revenue as a result of higher diesel prices.

In January 2008, UPS Freight announced a general rate increase averaging 5.4% covering non-contractual shipments in the United States and Canada. The increase became effective on February 4, 2008, and applies to minimum charge, LTL and TL rates.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 7.1% during the quarter (10.0% year-to-date). This revenue growth was

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

impacted by increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

Operating profit for the Supply Chain & Freight segment increased by $77 million, or 148.1%, for the quarter ($194 million, or 99.0%, year-to-date), primarily due to improved results in the forwarding and logistics business. The improved operating results in this business primarily resulted from revenue management initiatives and a focus on asset utilization. The change in operating profit was also positively affected by $1 million in the quarter ($13 million year-to-date) due to favorable currency exchange rates. Operating profit was lower at UPS Freight during the quarter and year-to-date periods, largely as a result of the slowing LTL market in the United States.

Operating profit for this segment was reduced by $46 million in the third quarter of 2007 as a result of a charge for restructuring and disposing of certain non-core business units in France. The absence of this charge in 2008 favorably affected the operating profit comparison between periods. This charge largely consisted of employee severance-related costs, as well as smaller amounts recognized for asset impairments and the cancellation of operating leases (see Note 16 to the unaudited consolidated financial statements). The operating results of these business units were not material to the Supply Chain & Freight segment.

Operating profit for this segment was negatively impacted in the first nine months of 2007 by $8 million due to the SVSO charge, as discussed further in the “Operating Expenses” section below. The absence of this charge in 2008 favorably affected the operating profit comparison between periods.

Operating Expenses

Consolidated operating expenses increased by $984 million, or 9.4%, for the quarter ($2.741 billion, or 8.7%, year-to-date), of which approximately $116 million ($537 million year-to-date) was due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits expense increased by $172 million, or 2.8%, for the quarter ($526 million, or 2.8%, year-to-date), and was impacted by several items. A large component of this increase was related to employee payroll costs due to contractual wage increases for our union employees and normal merit increases for our non-union employees. Benefits expense increased largely due to higher employee health and welfare program costs, which is impacted by medical cost inflation, and increased vacation and holiday pay expense, largely for our union workforce. These increases were partially offset by a reduction in pension expense.

The total expense for our employee pension programs declined in the third quarter and on a year-to-date basis, and was affected by the 2007 withdrawal from the Central States Pension Fund. Partially offsetting this was higher expense for UPS-sponsored pension plans (See Note 6 to the unaudited consolidated financial statements), which was impacted by expense recognition for the new UPS-IBT pension plan.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The 1.0% quarterly increase in repairs and maintenance was largely due to increased aircraft maintenance, while the 0.3% year-to-date decrease was largely due to reduced vehicle maintenance expense. The 4.8% quarterly increase (4.5% year-to-date) in depreciation and amortization was influenced by several factors, including higher depreciation expense on aircraft and vehicles resulting from new deliveries, but partially offset by reduced amortization expense on capitalized software. The 15.1% quarterly increase (18.7% year-to-date) in purchased transportation was driven by a combination of higher volume in our international package and forwarding businesses, the impact of currency exchange rates, and increased fuel surcharge rates charged to us by third-party carriers. The 64.5% quarterly increase (62.4% year-to-date) in fuel expense was impacted by higher prices for jet-A fuel, diesel, and unleaded gasoline as well as lower hedging gains. The 5.6% quarterly increase (10.0% year-to-date) in other occupancy expense was influenced by higher electricity and natural gas costs, as well as higher rent and property tax expense.

Other expenses increased 7.3% for the quarter, due to a variety of factors, including increased expenses for leased transportation equipment, data processing, advertising and professional services, and an increased provision in our allowance for doubtful accounts. On a year-to-date basis, other expenses increased 0.9% largely due to the same factors, however the percentage increase was reduced largely due to the absence in 2008 of an aircraft impairment charge recorded in 2007. In the first quarter of 2007, we initiated a review of our aircraft fleet types as a result of business changes that occurred, including capacity-optimization programs in our domestic and international air freight forwarding business, as well as changes to our aircraft orders and planned delivery dates. The review was completed in March 2007, and based on the results of our evaluation, we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts.

Investment Income and Interest Expense

In the third quarter of 2008, we reported an investment loss of $13 million, compared with investment income of $14 million during the third quarter of 2007. During the third quarter of 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment follows actions by the U.S. Treasury Department and the Federal Housing Finance Agency with respect to FNMA and FHLMC. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during the third quarter. We do not hold any other securities in any of these entities. The total of these credit-related impairment losses during the quarter was $23 million, which was recorded in investment income (loss) on the income statement.

On a year-to-date basis, investment income increased $2 million in 2008 compared with 2007. This increase was primarily due to a higher average balance of interest-earning investments, but partially offset by a lower average yield on our investment portfolio and the impairment charges discussed previously.

The $51 million increase in interest expense during the quarter ($179 million year-to-date) was primarily due to a higher average debt balance. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In early 2008, we completed the issuance of $4.0 billion in long-term debt, the proceeds of which were used to reduce our commercial paper balance. The impact of increased debt balances was partially mitigated, however, by lower average rates incurred on our variable rate debt and interest rate swap agreements as a result of recent declines in short-term interest rates in the United States.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense declined by $48 million, or 8.1%, for the quarter ($155 million, or 9.1%, year-to-date), primarily due to lower pre-tax income. On a year-to-date basis, the effective tax rate was 36.0% in both 2008 and 2007. In the third quarter of 2008, the effective tax rate was 36.0% compared with 35.5% in the third quarter of 2007. During the third quarter of 2007, we reduced our income tax provision due to a number of factors, including having a relatively larger proportion of our taxable income being earned in international jurisdictions with lower tax rates.

Net Income and Earnings Per Share

Net income for the third quarter of 2008 was $970 million, a 9.9% decrease from the $1.076 billion achieved in the third quarter of 2007, resulting in a 5.9% decrease in diluted earnings per share to $0.96 in 2008 from $1.02 in 2007. On a year-to-date basis, net income was $2.749 billion, a 9.1% decline from the $3.023 billion achieved in 2007. Year-to-date diluted earnings per share declined 6.0% to $2.67 in 2008 compared with $2.84 in 2007. The decline in net income for the quarter and year-to-date periods was primarily affected by the decline in operating profits in both our U.S. Domestic and International package businesses, as previously discussed. Earnings per share was favorably impacted by a reduction in outstanding shares as a result of our ongoing share repurchase program.

Third quarter 2007 net income and earnings per share were impacted by the charge related to the restructuring and disposal of certain operations in France within our Supply Chain & Freight segment, which reduced net income by $31 million and diluted earnings per share by $0.03. Year-to-date 2007 net income and earnings per share were impacted by the aircraft impairment charge and SVSO charge recorded in the first quarter of 2007, and the France restructuring charge in the third quarter of 2007, the combination of which reduced year-to-date 2007 net income by $215 million and diluted earnings per share by $0.20.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities increased to $6.948 billion in the first nine months of 2008 from $5.268 billion during the same period of 2007. The increase in operating cash flow was impacted by approximately $1.035 billion in cash tax benefits received in 2008 (including an $850 million tax refund) resulting from a U.S. Federal tax deduction for the payment made to withdraw from the Central States Pension Fund in 2007. Operating cash flow also increased due to changes in working capital needs, and the timing of certain cash receipts and disbursements. Operating cash flow was negatively impacted in 2007 by several items, including the settlement of the Cornn class action lawsuit and certain payments due under our 2006 collective bargaining agreement with the Independent Pilots Association.

The increase in operating cash flow was also favorably impacted by lower pension and postretirement benefit plan contributions. During 2008, the cash outflow for our pension contributions to multiemployer pension plans declined as a result of our withdrawal from the Central States Pension Fund. Our pension contributions to UPS-sponsored plans have decreased as well, due to the funded status and funding requirements of our various plans. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $100 million and $17 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Changes in package volume and pricing affect operating cash flow. In October 2008, we announced a base rate increase and a change in the fuel surcharge that will take effect on January 5, 2009. We will increase the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 5.9% on UPS Ground. We also will increase the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes include a $0.10 increase in the residential surcharge, and an increase of $0.10 in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, we will modify the fuel surcharge on domestic and U.S.-origin international air services by reducing by 2% the index used to determine the fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

In October 2008, UPS Freight announced a general rate increase averaging 5.9% covering non-contractual shipments in the United States and Canada. The increase will go into effect on January 5, 2009, and applies to minimum charge, LTL and TL rates.

Net Cash Used In Investing Activities

Net cash used in investing activities increased to $2.693 billion in the first nine months of 2008 from $1.693 billion during the same period of 2007. The net purchase (sale) of marketable securities and short-term investments increased to $286 million in 2008, compared with $(443) million in 2007, as a result of the timing of pension contributions, income tax payments, share repurchases, debt principal repayments, and certain other cash receipts and disbursements.

We had capital expenditures of $2.108 billion in the first nine months of 2008, an increase from the $1.994 billion in 2007. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. The increased capital expenditures in 2008 were primarily the result of our Worldport hub expansion, as well as the expansion and new construction projects at other facilities in Europe, Canada, and China. In the fourth quarter of 2008, we will open our new international air hub in Shanghai, China, and also will begin construction of our new intra-Asia air hub in Shenzhen, China.

Other investing activities reflected a cash outflow of $271 million in the first nine months of 2008 as compared with a $149 million outflow in the same period of 2007, largely due to cash settlements of derivative contracts used in our energy and currency hedging programs, as well as the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders.

Net Cash Used In Financing Activities

Net cash used in financing activities increased to $5.037 billion in the first nine months of 2008 from $3.133 billion during the same period in 2007. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations. In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. We intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. The timing of our share repurchases will depend upon market conditions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. During the second quarter of 2008, we entered into an accelerated share repurchase program for $227 million. The program was completed by June 30, 2008, and a total of 3.3 million shares were retired. Additionally, during the second quarter of 2008, we entered into a forward purchase agreement for $220 million of shares, which was completed on July 31, 2008. A total of 3.6 million shares were repurchased under this agreement. Including the repurchases noted above, we repurchased a total of 48.5 million shares of Class A and Class B common stock for $3.299 billion for the nine months ended September 30, 2008, and 27.9 million shares for $2.027 billion for the nine months ended September 30, 2007 ($3.284 billion and $2.069 billion are reported on the cash flow statement for 2008 and 2007, respectively, due to the timing of settlements). As of September 30, 2008, we had $6.832 billion of our share repurchase authorization remaining.

We increased our quarterly cash dividend payment to $0.45 per share in 2008 from $0.42 per share in 2007, resulting in an increase in total cash dividends paid for the first nine months of 2008 to $1.781 billion from $1.698 billion in 2007. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends.

On November 6, 2008, the Board of Directors approved a $0.45 per share dividend to be paid on December 3, 2008 to shareowners of record on November 17, 2008. The Board of Directors had previously approved an earlier payment schedule for the November dividend declaration, as in past years this dividend was payable the following January. As a result, a total of five dividend payments will be made in 2008.

We issued debt, net of repayments, of $5 and $498 million in the first nine months of 2008 and 2007 respectively. Issuances of debt consisted primarily of commercial paper and a senior notes offering (discussed further below). Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of certain tranches of UPS Notes. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In early 2008, we repaid most of this commercial paper with the proceeds from the senior notes offering, as well as the $850 million U.S. federal tax refund received.

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

Additionally, in the first nine months of 2008, we called for the redemption of $298 million of notes issued under our UPS Notes program, and the associated swaps on the notes were terminated. In October 2008, an additional $31 million of notes were called. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $3.795 billion outstanding under this program as of September 30, 2008, with an average interest rate of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

1.97%. As of September 30, 2008, we have classified $1.0 billion of this commercial paper balance as long-term debt, with the remaining $2.795 billion classified as a current liability, in our consolidated balance sheet. As of December 31, 2007, approximately $4.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate senior notes, as discussed previously. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of September 30, 2008.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 18, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At September 30, 2008, there were no outstanding borrowings under these facilities. Concurrent with entering into the $4.5 billion facility in April 2008, we terminated our previous $1.0 billion credit facility that was scheduled to expire on April 17, 2008, as well as the $7.0 billion credit facility that was scheduled to expire on October 17, 2008.

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2008 have not materially changed from those at December 31, 2007, as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however certain of these debt instruments and credit facilities do subject us to financial covenants. These covenants generally require us to maintain a $3.0 billion minimum net worth and limit the amount of secured indebtedness that may be incurred by the company. These covenants are not considered material to the overall financial condition of the company, and all covenant tests were satisfied as of September 30, 2008.

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

UPS Freight, along with several other companies involved in the LTL freight business, is a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We intend to defend against these suits vigorously, and defendants’ motion to dismiss is pending for decision by the Court. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

The Italian Guardia di Finanza, under the authority of the Minister of Economy and Finance, has challenged the inter-company transfer pricing of our Italian subsidiary’s international package business for tax years 2003 through 2007. No final report or assessment has been issued. We disagree with the basis for these challenges and intend to defend our position vigorously. However, it is reasonably possible that the amount of unrecognized tax benefits could change within the next 12 months as we continue to pursue resolution of this matter with the Italian authorities. At this time, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2007, we had approximately 246,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement took effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 on October 2, 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 2,900). These agreements run through July 31, 2009.

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

Other Matters

We received grand jury subpoenas from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the DOJ’s investigations into certain pricing practices in the air cargo industry in July 2006, and into certain pricing practices in the freight forwarding industry in December 2007. In October 2007 and June 2008, we received information requests from the European Commission relating to its investigation of certain pricing practices in the freight forwarding industry. We also received and responded to related information requests from competition authorities in other jurisdictions. We are cooperating with these inquiries.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of September 30, 2008, we had approximately $5 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2008	December 31, 2007
Energy Derivatives	$27	$(179)
Currency Derivatives	147	(42)
Interest Rate Derivatives	(55)	(94)

	$119	$(315)

Other than noted below, our market risks, hedging strategies, and financial instrument positions at September 30, 2008 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. In the first nine months of 2008, a number of energy hedging positions expired, and the market risk sensitivity of the positions for the remainder of 2008 is not material. The change from a liability to an asset position on our currency derivative contracts between December 31, 2007 and September 30, 2008 was largely due to the recent strengthening of the U.S. Dollar against the Euro, British Pound Sterling, and Canadian Dollar. The market risk sensitivities of the currency and interest rate contracts noted above are not materially different from the amounts described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the third quarter of 2008 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2008	5.4	$60.20	5.4	$7,318
August 1 – August 31, 2008	3.9	64.52	3.9	7,070
September 1 – September 30, 2008	3.6	65.64	3.6	6,832

Total July 1 – September 30, 2008	12.9	$63.02	12.9	$6,832

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. We intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

† 12	—	Computation of Ratio of Earnings to Fixed Charges.

† 31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† 32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: November 7, 2008	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)