Form 10-K
period 2008-12-31
UNITED PARCEL SERVICE INC
filed 2009-02-27
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the class B common stock held by non-affiliates of the registrant was approximately $42,078,109,321 as of June 30, 2008. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

As of February 17, 2009, there were 306,493,075 outstanding shares of class A common stock and 688,945,611 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 7, 2009 are incorporated by reference into Part III of this report.

UNITED PARCEL SERVICE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

Overview

United Parcel Service, Inc. (“UPS”) is the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry, and a global leader in supply chain management. We were founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we deliver packages each business day for 1.8 million shipping customers to 6.1 million consignees in over 200 countries and territories. In 2008, we delivered an average of 15.5 million pieces per day worldwide, or a total of 3.92 billion packages. Total revenue in 2008 was $51.5 billion.

Our primary business is the time-definite delivery of packages and documents worldwide. In recent years, we have extended our service portfolio to include global supply chain services and less-than-truckload transportation, primarily in the U.S. We report our operations in three segments: U.S. Domestic Package operations, International Package operations, and Supply Chain & Freight operations.

•	U.S. Domestic Package. U.S. Domestic Package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

•

International Package. International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments from or to the United States with another country as the destination or origin point.

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

Transportation and Infrastructure.    We operate a ground fleet of approximately 107,000 vehicles, which reaches all business and residential zip codes in the contiguous U.S. We also operate an air fleet of about 570 aircraft, the ninth largest airline in the world. Our primary air hub is in Louisville, KY. Regional air hubs are located in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. Our largest international air hub is in Cologne, Germany, with other regional international hubs in Miami, FL; Canada; Hong Kong; Singapore; Taiwan; China; and the Philippines.

We have established a global transportation infrastructure and a comprehensive portfolio of services. We support these services with advanced operational and customer-facing technology. Our supply chain solutions enable customers’ inventory to move more effectively. As a consequence, they can concentrate on their own core competencies.

Outlook.    We believe that the following trends will allow us to continue to grow our business over the long term:

•

Globalization of trade is a worldwide economic reality, which will continue to expand as trade barriers are eliminated and large consumer markets, in particular China, India and Europe, experience economic growth.

•	To be effective, just-in-time inventory management, increased use of the Internet for ordering goods, and direct-to-consumer business models require transportation services.

•	Outsourcing supply chain management is becoming more prevalent, as customers increasingly view effective management of their supply chains as a strategic advantage rather than a cost center.

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

We believe that our broad product portfolio, reliable package delivery service, experienced and dedicated employees and unmatched, integrated air and ground network provide us with the advantages of reputation, service quality and economies of scale that differentiate us from our competitors. Our strategy is to increase domestic revenue through cross-selling services to our large and diverse customer base, to control costs through effective network modification and limited expense growth, and to employ technology-driven efficiencies to increase operating profit.

International Package

The International Package segment provides air and ground delivery of small packages and letters to more than 200 countries and territories around the world. Export services cross country boundaries; domestic services move shipments within a country’s borders. UPS’s global presence grew out of its highly refined U.S. domestic business.

•

Europe is our largest region outside the United States—accounting for approximately half of our international revenue. In Europe we provide both express and domestic service, much like the service portfolio we offer in the U.S., and based on the same integrated network.

•

Through more than two dozen alliances with Asian delivery companies that supplement company-owned operations, we serve more than 40 Asia Pacific countries and territories. Two of the fastest growing economies in the world, China and India, are among our most promising opportunities.

•	Our Canadian operations include both domestic and import/export capabilities. We deliver to all addresses throughout Canada.

•	We are also the largest air cargo carrier in Latin America and the Caribbean.

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

•

In 2008, we completed construction of a new hub in Tamworth, England, UPS’s largest ground hub outside the U.S. It replaces three smaller facilities, and adds more capacity and better efficiencies than existed with the three separate facilities.

•	Also in 2008, we acquired our partner’s interest in the small package joint venture operation in Romania.

Growth in Asia is being driven by global demand, which is stimulating improved demographic and economic trends throughout the region, particularly in China and India. Over the last few years UPS has steadily increased air service between the U.S. and Asia.

•

In 2006, we added three additional daily flights between Shanghai, China and the U.S., and another new flight between Qingdao, China and Incheon, Korea. We also began direct air service between Shanghai and Cologne. Those flights support international express volume into and out of China, which has seen dramatic growth in recent years.

•

In 2007, we added six daily flights between the U.S. and Nagoya, Japan. This new service complements our 78 weekly flights into and out of Tokyo and Osaka, Japan. These flights connected to Shanghai in 2008, enhancing intra-Asia service.

•

In 2008, we opened a new air hub in Shanghai, the first constructed in China by a U.S. carrier. It links all of China via Shanghai to UPS’s international network with direct service to the Americas, Europe and Asia. It also connects points served in China by UPS.

•

Also in 2008, we broke ground on a new intra-Asia air hub in Shenzhen, China, which is expected to be operational in 2010. We also acquired our partner’s interest in a small package shipping joint venture in Korea.

The international package delivery market has been growing at a faster rate than that of the U.S., and our international package operations have historically been growing faster than the market. We plan to use our worldwide infrastructure and broad product portfolio to grow high-margin premium services. We will also implement cost, process and technology improvements in our international operations. We believe that both Europe and Asia offer significant opportunities for long-term growth.

Supply Chain & Freight Segment

The Supply Chain & Freight segment consists of our forwarding and logistics capabilities as well as our UPS freight business unit.

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

•

We provide service, information technology systems and distribution facilities adapted to the unique supply chains of specific industries such as healthcare, technology, and consumer/retail. We call this “configurable solutions.” In a configurable solution, multiple customers share standardized IT systems and processes as well as a common network of assets. A configurable solution is repeatable for multiple customers and has a package transportation component.

•

We offer a portfolio of financial services that provides customers with short-term and long-term financing, secured lending, working capital, government guaranteed lending, letters of credit, global trade financing, credit cards and equipment leasing.

UPS Freight is an LTL service, which offers a full range of regional, inter-regional and long-haul LTL capabilities in all 50 states, Canada, Puerto Rico, Guam, the Virgin Islands and Mexico. This business also offers a TL service.

Our growth strategy is to increase the number of customers benefiting from repeatable supply chain solutions, particularly in the healthcare, high tech and retail sectors, and to increase the amount of small package transportation from these customers. We intend to leverage our small package and freight customers through cross-selling the full complement of UPS services.

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

Global Small Package.    Our global small package portfolio consists of a spectrum of export and domestic services. Export services are those provided for packages crossing a country’s borders, while domestic services are for packages that stay within the borders of a single country. We provide domestic services in 23 major countries outside the United States. This portfolio includes guaranteed delivery options to major cities around the world. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth. We offer same-day pickup of air and ground packages. We also offer worldwide customs clearance service for any mode of transportation.

Additional products that provide enhanced shipping, visibility, billing and returns services are available to customers who require customized package solutions.

Our enhanced, data-driven package pick-up and delivery technology is the basis for new services introduced in 2007. For example, UPS introduced a unique paperless invoice service for international small package shippers that integrates order processing, shipment preparation and commercial invoice data and then transmits that data to customs offices across the globe, eliminating the need for paper commercial invoices. Another new offering, UPS Returns, is the first industry offering that facilitates international commerce for any size customer by simplifying package returns to 98 countries or territories. Package recipients can obtain international return labels and commercial invoices via e-mail, local post or from a UPS driver picking up the return package.

We provide our customers with easy access to UPS. There are almost 150,000 domestic and international access points to UPS. These include: 38,800 branded drop-boxes, 1,000 UPS Customer Centers, 6,000 independently owned and operated The UPS Store® and Mail Boxes Etc.® locations worldwide, 2,800 alliance partner locations, 13,200 Authorized Shipping Outlets and commercial counters, and 87,000 UPS drivers who can accept packages given to them.

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

In 2008, UPS launched a new, simplified global portfolio for shipping air freight, with guaranteed day-specific, door-to-door service as well as non-guaranteed service options.

Freight Services.    UPS Freight provides LTL services through a network of owned and leased service centers and carrier partnerships. UPS Freight also provides our customers with truckload and dedicated truckload transportation solutions. Since expanding into the freight transport market, we have enhanced our value proposition through improvements in technology, operations and the customer experience. In 2007, we integrated all freight products, into our small package visibility systems, enabling shippers to view the status of package and freight shipments from a single web page. Since mid-2007, UPS Freight has accelerated transit times on over 12,000 lanes. Significant service and reliability improvements for freight transportation enabled us to implement a no-fee, guaranteed delivery service in early 2008 and expand it to Canadian deliveries later in the year.

Technology

Technology is the backbone of everything we do at UPS. It is at the heart of customer access to the company.

•

UPS.com processes over 18 million package tracking transactions daily. A growing number of those tracking requests now come from customers in countries that have wireless access to UPS tracking information.

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

In 2008, we began deploying Telematics, a technology that combines information from our drivers’ hand-held computers with GPS and automotive sensors to help us better manage our ground fleet operations. It will help us to improve vehicle maintenance, enhance safety and fine-tune delivery and pick-up service. This technology will also help us improve on-road performance by reducing vehicle expense, fuel consumption, and carbon emissions. In 2008, we equipped 3,226 of our U.S. vehicles with the sensors needed to achieve the benefits from this technology.

Sustainability

UPS takes seriously its commitment to operate in a socially, environmentally and economically sustainable manner. In 2003, the company was the first in its industry to publish a sustainability report that set forth its five-year goals – and then to provide annual updates on progress toward attaining those goals. The website sustainability.ups.com provides complete information on these efforts.

UPS constantly reviews our processes, programs and policies to ensure we are operating in a sustainable and responsible manner that benefits all our stakeholders—customers, employees, shareowners and the communities in which we operate. Multiple recognitions in 2008 attest to our success, such as:

•	Included in the Dow Jones Sustainability Index for the sixth consecutive year and the FTSE4Good Index for the fourth consecutive year,

•	Listed in the top tier of the World’s Most Respected Companies by the Reputation Institute,

•	Named as one of the World’s Most Ethical Companies by Ethisphere Magazine,

•	Cited as one of 100 Best Corporate Citizens by CRO Magazine,

•	Received the 2007 Green Cross for Safety from the National Safety Council,

•	Received the Corporation of the Year award from the National Minority Supplier Development Council,

•	UPS Supply Chain Solutions ranked among top “Green” Outsourcers,

•	Ranked No. 11 in Barron’s World’s Most Respected Companies.

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

Employees

As of December 31, 2008, we had approximately 426,000 employees.

Approximately 260,000 of our employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013.

We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”). The current contract becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 3,000). These agreements run through July 31, 2009.

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

Broad Portfolio of Services.    Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements. Increasingly, our customers benefit from business solutions that integrate many UPS services in addition to package delivery. For example, our supply chain services—such as freight forwarding, customs brokerage, order fulfillment, and returns management—help improve the efficiency of the supply chain management process.

Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.8 million pick-up customers and 6.1 million delivery customers daily. Cross-selling small package, supply chain and freight services across our customer base is an important growth mechanism for UPS.

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

Financial Strength.    Our balance sheet reflects financial strength that few companies can match. As of December 31, 2008, we had a balance of cash and marketable securities of approximately $1.049 billion and shareowners’ equity of $6.780 billion. As of December 31, 2008, our Moody’s and Standard & Poor’s (“S&P”) short-term credit ratings were P-1 and A-1+, respectively, and our Moody’s and S&P long-term credit ratings were Aa2 and AA-, respectively, with a stable outlook from both of these credit rating agencies. This reflects our strong capacity to service our obligations. Our financial strength gives us the resources to achieve global scale; to invest in technology, transportation equipment and buildings; to pursue strategic opportunities that facilitate our growth; and to return value to our shareowners in the form of dividends and share repurchases.

Government Regulation

Air Operations

The U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”), and the U.S. Department of Homeland Security, through the Transportation Security Administration (“TSA”), have regulatory authority over United Parcel Service Co.’s (“UPS Airlines’”) air transportation services. The Federal Aviation Act of 1958, as amended, is the statutory basis for DOT and FAA authority and the Aviation and Transportation Security Act of 2001, as amended, is the basis for TSA aviation security authority.

The DOT’s authority primarily relates to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations and cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices, and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. International operating rights for U.S. airlines are usually subject to bilateral agreement between the U.S. and foreign governments. UPS Airlines has international route operating rights granted by the DOT and we may apply for additional authorities when those operating rights are available and are required for the efficient operation of our international network. The efficiency and flexibility of our international air transportation network is dependent on DOT and foreign government regulations and operating restrictions.

The FAA’s authority primarily relates to safety aspects of air transportation, including aircraft operating procedures, transportation of hazardous materials, record keeping standards and maintenance activities, personnel and ground facilities. In 1988, the FAA granted us an operating certificate, which remains in effect so long as we meet the safety and operational requirements of the applicable FAA regulations.

FAA regulations mandate an aircraft corrosion control program, along with aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2008 were $12 million. The future cost of repairs pursuant to these programs may fluctuate according to aircraft condition, age and the enactment of additional FAA regulatory requirements.

The TSA regulates various security aspects of air cargo transportation in a manner consistent with the TSA mission statement to “protect the Nation’s transportation systems to ensure freedom of movement for people and commerce.” UPS Airlines, and specified airport and off airport locations, are regulated under TSA regulations applicable to the transportation of cargo in an air network. In addition, personnel, facilities and procedures involved in air cargo transportation must comply with TSA regulations.

UPS Airlines, along with a number of other domestic airlines, participates in the Civil Reserve Air Fleet (“CRAF”) program. Our participation in the CRAF program allows the U.S. Department of Defense (“DOD”) to requisition specified UPS Airlines wide-body aircraft for military use during a national defense emergency. The DOD compensates us for the use of aircraft under the CRAF program. In addition, participation in CRAF entitles UPS Airlines to bid for military cargo charter operations.

Ground Operations

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

Customs

We are subject to U.S. customs laws and related DOT regulations regarding the import and export of shipments to and from the U.S. In addition, our customs brokerage entities are subject to those same laws and regulations as they relate to the filing of documents on behalf of client importers and exporters.

Environmental

We are subject to federal, state, and local environmental laws and regulations across all of our business units. These laws and regulations cover a variety of processes, including, but not limited to: proper storage, handling, and disposal of hazardous and other waste; managing wastewater and storm water; monitoring and maintaining the integrity of underground storage tanks; complying with laws regarding clean air, including those governing emissions; protecting against and appropriately responding to spills and releases; and communicating the presence of reportable quantities of hazardous materials to local responders. UPS has established site- and activity-specific environmental compliance and pollution prevention programs to address our environmental responsibilities and remain compliant. In addition, UPS has created numerous programs which seek to minimize waste and prevent pollution within our operations.

Where You Can Find More Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge through our investor relations website, located at http://investor.shareholder.com/ups, as soon as reasonably practicable after they are filed with or furnished to the SEC. Additional information about UPS is available at www.ups.com. Our sustainability report, which presents the highlights of our activities that support our commitment to acting responsibly and contributing to society, is available at www.sustainability.ups.com.

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available in the governance section of the investor relations website, located at http://investor.shareholder.com/ups. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events in the governance section of our investor relations website.

Our Corporate Governance Guidelines and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available in the governance section of the investor relations website.

See Footnote 12 to our consolidated financial statements for financial information regarding our reporting segments and geographic areas in which we operate.

The information on websites maintained by the Company is not incorporated by reference into this annual report on Form 10-K.

Item 1A.	Risk Factors

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

•

Possible disruption of supplies, or unanticipated changes in the prices, of gasoline, diesel and jet fuel for our aircraft and delivery vehicles, as a result of war, actions by producers, or other factors. We require significant quantities of fuel and are exposed to the commodity price risk associated with variations in the market price for petroleum products.

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

UPS Freight operates approximately 200 service centers with a total of 5.9 million square feet of floor space. UPS Freight owns 135 of these service centers, while the remainder are occupied under operating lease agreements. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 240,000 square feet of office space.

Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S., known as Worldport, is located in Louisville, KY. The Worldport facility consists of over 4.1 million square feet and the site includes approximately 596 acres. We are able to sort over 300,000 packages per hour in the Worldport facility. We also have regional air hubs in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China; Pampanga, Philippines; Taipei, Taiwan; Hong Kong; and Singapore. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, FL.

In 2008, work continued on our Worldport facility expansion that will increase sorting capacity by 37 percent to 416,000 packages per hour. The expansion involves the addition of two aircraft load / unload wings to the hub building, followed by the installation of high-speed conveyor and computer control systems. The overall size of the Worldport facility will increase by 1.1 million square feet to 5.2 million square feet, and the facility will be able to accommodate the Boeing 747-400 aircraft currently on order. The expansion will cost over $1 billion and is expected to be completed by 2010.

Over the past five years, UPS has made a successful transition to become the first wholly-owned foreign express carrier in China. In 2008, we opened the UPS International Air Hub at Pudong International Airport, which was built on a parcel totaling 1 million square feet with a planned sorting capacity of 17,000 packages per hour. The new hub links all of China via Shanghai to UPS’s international network with direct service to the Americas, Europe and Asia. It also connects points served in China by UPS through a dedicated service provided by Yangtze River Express, a Chinese all-cargo airline.

In the fourth quarter of 2008, we began construction of a new intra-Asia air hub at Shenzhen International Airport in China. Once completed, the Shenzhen facility will replace our current intra-Asia air hub at Clark Air Force Base in the Philippines, and will serve as our primary transit hub in Asia. The facility is expected to open in 2010. The facility is being built on a parcel of almost 1 million square feet, and will have a planned sorting capacity of 18,000 packages per hour.

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

Fleet

Aircraft

The following table shows information about our aircraft fleet as of December 31, 2008:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
McDonnell-Douglas DC-8-71	19	—	—	—
McDonnell-Douglas DC-8-73	25	—	—	—
Boeing 747-100	7	—	—	—
Boeing 747-200	4	—	—	—
Boeing 747-400F	7	—	5	—
Boeing 747-400BCF	2	—	—	—
Boeing 757-200	75	—	—	—
Boeing 767-300	32	—	27	—
Boeing MD-11	38	—	—	—
Airbus A300-600	53	—	—	—
Other	—	309	—	—

Total	262	309	32	—

We maintain an inventory of spare engines and parts for each aircraft.

All the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet, more than three years in advance of the date required by federal regulations.

During 2008, we took delivery of four Boeing 747-400F aircraft and two Boeing 747-400BCF aircraft. We have firm commitments to purchase 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012, and five Boeing 747-400F aircraft scheduled for delivery during 2009 and 2010. Also, during 2008 we sold eight Boeing 727-100 aircraft, two Boeing 727-200 aircraft, one McDonnell-Douglas DC-8-71 aircraft and one McDonnell-Douglas DC-8-73 aircraft.

Vehicles

We operate a ground fleet of approximately 107,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 31,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 37,000 containers used to transport cargo in our aircraft.

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

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek back-pay, and compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted the Company’s Petition to hear the appeal of the trial court’s certification order. Oral argument took place in November 2008. The appeal will likely take one year. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS Freight, along with several other companies involved in the LTL freight business, is a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases, and defendants’ motion to dismiss is pending for decision by the Court. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

The following is a summary of our Class B common stock price activity and dividend information for 2008 and 2007. Our Class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

	High	Low	Close	Dividends Declared
2008:
First Quarter	$73.95	$65.37	$73.02	$0.45
Second Quarter	$75.08	$59.30	$61.47	$0.45
Third Quarter	$70.00	$56.11	$62.89	$0.45
Fourth Quarter	$64.41	$43.60	$55.16	$0.45
2007:
First Quarter	$75.98	$68.66	$70.10	$0.42
Second Quarter	$74.48	$69.54	$73.00	$0.42
Third Quarter	$78.99	$72.70	$75.10	$0.42
Fourth Quarter	$77.00	$70.00	$70.72	$0.42

As of January 29, 2009, there were 170,327 and 206,558 record holders of Class A and Class B common stock, respectively.

The policy of our Board of Directors is to declare dividends out of current earnings. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.

On February 11, 2009, our Board declared a dividend of $0.45 per share, which is payable on March 10, 2009 to shareowners of record on February 23, 2009.

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

A summary of repurchases of our Class A and Class B common stock during the fourth quarter of 2008 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31, 2008	3.3	$49.73	3.3	$6,666
November 1—November 30, 2008	1.0	52.56	1.0	6,615
December 1—December 31, 2008	0.8	54.25	0.8	6,572

Total October 1—December 31, 2008	5.1	$50.96	5.1	$6,572

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the S&P 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2003 in the S&P 500 Index, the Dow Jones Transportation Average, and the class B common stock of United Parcel Service, Inc.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United Parcel Service, Inc.	$100.00	$116.40	$104.17	$106.00	$102.29	$82.04
S&P 500 Index	$100.00	$110.88	$116.32	$134.69	$142.09	$89.52
Dow Jones Transportation Average	$100.00	$127.73	$142.60	$156.60	$158.84	$124.81

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2008 (amounts in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$31,278	$30,985	$30,456	$28,610	$26,960
International Package	11,293	10,281	9,089	7,977	6,809
Supply Chain & Freight	8,915	8,426	8,002	5,994	2,813

Total revenue	51,486	49,692	47,547	42,581	36,582
Operating expenses:
Compensation and benefits	26,063	31,745	24,421	22,517	20,823
Other	20,041	17,369	16,491	13,921	10,770

Total operating expenses	46,104	49,114	40,912	36,438	31,593
Operating profit (loss):
U.S. Domestic Package	3,907	(1,531)	4,923	4,493	3,702
International Package	1,580	1,831	1,710	1,494	1,149
Supply Chain and Freight	(105)	278	2	156	138

Total operating profit	5,382	578	6,635	6,143	4,989
Other income (expense):
Investment income	75	99	86	104	82
Interest expense	(442)	(246)	(211)	(172)	(149)

Income before income taxes	5,015	431	6,510	6,075	4,922
Income tax expense	(2,012)	(49)	(2,308)	(2,205)	(1,589)

Net income	$3,003	$382	$4,202	$3,870	$3,333

Per share amounts:
Basic earnings per share	$2.96	$0.36	$3.87	$3.48	$2.95
Diluted earnings per share	$2.94	$0.36	$3.86	$3.47	$2.93
Dividends declared per share	$1.80	$1.68	$1.52	$1.32	$1.12
Weighted average shares outstanding:
Basic	1,016	1,057	1,085	1,113	1,129
Diluted	1,022	1,063	1,089	1,116	1,137

	As of December 31,
	2008	2007	2006	2005	2004
Selected Balance Sheet Data
Cash and marketable securities	$1,049	$2,604	$1,983	$3,041	$5,197
Total assets	31,879	39,042	33,210	34,947	32,847
Long-term debt	7,797	7,506	3,133	3,159	3,261
Shareowners’ equity	6,780	12,183	15,482	16,884	16,378

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2008	2007	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,559	$6,738	$(179)	(2.7)%
Deferred	3,325	3,359	(34)	(1.0)
Ground	21,394	20,888	506	2.4

Total U.S. Domestic Package	31,278	30,985	293	0.9
International Package:
Domestic	2,344	2,177	167	7.7
Export	8,294	7,488	806	10.8
Cargo	655	616	39	6.3

Total International Package	11,293	10,281	1,012	9.8
Supply Chain & Freight:
Forwarding and Logistics	6,293	5,911	382	6.5
Freight	2,191	2,108	83	3.9
Other	431	407	24	5.9

Total Supply Chain & Freight	8,915	8,426	489	5.8

Consolidated	$51,486	$49,692	$1,794	3.6%

Average Daily Package Volume (in thousands):			#

U.S. Domestic Package:
Next Day Air	1,186	1,277	(91)	(7.1)%
Deferred	947	974	(27)	(2.8)
Ground	11,443	11,606	(163)	(1.4)

Total U.S. Domestic Package	13,576	13,857	(281)	(2.0)
International Package:
Domestic	1,150	1,132	18	1.6
Export	813	761	52	6.8

Total International Package	1,963	1,893	70	3.7

Consolidated	15,539	15,750	(211)	(1.3)%

Operating days in period	252	252

Average Revenue Per Piece:			$

U.S. Domestic Package:
Next Day Air	$21.95	$20.94	$1.01	4.8%
Deferred	13.93	13.69	0.24	1.8
Ground	7.42	7.14	0.28	3.9
Total U.S. Domestic Package	9.14	8.87	0.27	3.0
International Package:
Domestic	8.09	7.63	0.46	6.0
Export	40.48	39.05	1.43	3.7
Total International Package	21.50	20.26	1.24	6.1
Consolidated	$10.70	$10.24	$0.46	4.5%

	Year Ended December 31,		Change
	2007	2006	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$6,738	$6,778	$(40)	(0.6)%
Deferred	3,359	3,424	(65)	(1.9)
Ground	20,888	20,254	634	3.1

Total U.S. Domestic Package	30,985	30,456	529	1.7
International Package:
Domestic	2,177	1,950	227	11.6
Export	7,488	6,554	934	14.3
Cargo	616	585	31	5.3

Total International Package	10,281	9,089	1,192	13.1
Supply Chain & Freight:
Forwarding and Logistics	5,911	5,681	230	4.0
UPS Freight	2,108	1,952	156	8.0
Other	407	369	38	10.3

Total Supply Chain & Freight	8,426	8,002	424	5.3

Consolidated	$49,692	$47,547	$2,145	4.5%

Average Daily Package Volume (in thousands):			#

U.S. Domestic Package:
Next Day Air	1,277	1,267	10	0.8%
Deferred	974	993	(19)	(1.9)
Ground	11,606	11,537	69	0.6

Total U.S. Domestic Package	13,857	13,797	60	0.4
International Package:
Domestic	1,132	1,108	24	2.2
Export	761	689	72	10.4

Total International Package	1,893	1,797	96	5.3

Consolidated	15,750	15,594	156	1.0%

Operating days in period	252	253

Average Revenue Per Piece:			$

U.S. Domestic Package:
Next Day Air	$20.94	$21.14	$(0.20)	(0.9)%
Deferred	13.69	13.63	0.06	0.4
Ground	7.14	6.94	0.20	2.9
Total U.S. Domestic Package	8.87	8.73	0.14	1.6
International Package:
Domestic	7.63	6.96	0.67	9.6
Export	39.05	37.60	1.45	3.9
Total International Package	20.26	18.70	1.56	8.3
Consolidated	$10.24	$9.88	$0.36	3.6%

The following tables set forth information showing the change in UPS Freight’s less-than-truckload (“LTL”) revenue, shipments, and gross weight hauled, both in dollars or amounts and in percentage terms:

	Year Ended December 31,		Change
	2008	2007	$	%
LTL revenue (in millions)	$2,062	$2,013	$49	2.4%
LTL revenue per LTL hundredweight	$18.68	$17.41	$1.27	7.3%

LTL shipments (in thousands)	10,036	10,481	(445)	(4.2)%
LTL shipments per day (in thousands)	39.5	41.4	(1.9)	(4.6)%

LTL gross weight hauled (in millions of pounds)	11,037	11,560	(523)	(4.5)%
LTL weight per shipment	1,100	1,103	(3)	(0.3)%

Operating days in period	254	253

	Year Ended December 31,		Change
	2007	2006	$	%
LTL revenue (in millions)	$2,013	$1,831	$182	9.9%
LTL revenue per LTL hundredweight	$17.41	$15.93	$1.48	9.3%

LTL shipments (in thousands)	10,481	9,638	843	8.7%
LTL shipments per day (in thousands)	41.4	38.2	3.2	8.3%

LTL gross weight hauled (in millions of pounds)	11,560	11,498	62	0.5%
LTL weight per shipment	1,103	1,193	(90)	(7.5)%

Operating days in period	253	252

Operating Profit and Margin

The following tables set forth information showing the change in operating profit (loss), both in dollars (in millions) and in percentage terms, for each reporting segment:

	Year Ended December 31,		Change
	2008	2007	$	%
Reporting Segment
U.S. Domestic Package	$3,907	$(1,531)	$5,438	N/A
International Package	1,580	1,831	(251)	(13.7)%
Supply Chain & Freight	(105)	278	(383)	N/A

Consolidated Operating Profit	$5,382	$578	$4,804	N/A

	Year Ended December 31,		Change
	2007	2006	$	%
Reporting Segment
U.S. Domestic Package	$(1,531)	$4,923	$(6,454)	N/A
International Package	1,831	1,710	121	7.1%
Supply Chain & Freight	278	2	276	N/A

Consolidated Operating Profit	$578	$6,635	$(6,057)	(91.3)%

The following table sets forth information showing the operating margin for each reporting segment:

	Year Ended December 31,
	2008	2007	2006
Reporting Segment
U.S. Domestic Package	12.5%	(4.9)%	16.2%
International Package	14.0%	17.8%	18.8%
Supply Chain & Freight	(1.2)%	3.3%	0.0%
Consolidated Operating Margin	10.5%	1.2%	14.0%

U.S. Domestic Package Operations

2008 compared to 2007

U.S. domestic package revenue increased $293 million, or 0.9%, for the year, largely due to a 3.0% improvement in revenue per piece, partially offset by a 2.0% decrease in average daily package volume.

Next Day Air volume, deferred air volume and ground volume declined 7.1%, 2.8%, and 1.4%, respectively for the year, primarily as a result of the current U.S. recession. These declining volume trends worsened through the year with Next Day Air, deferred air, and ground volume declining 8.6%, 3.5%, and 2.1%, respectively, during the fourth quarter. Relatively high energy costs during most of the year combined with the deepening recession and weak output within the industrial production and retail sales sectors adversely affected the small package market, which places additional pressure on our domestic package volume.

The increase in overall revenue per piece of 3.0% resulted primarily from a rate increase that took effect during the first quarter and higher fuel surcharge rates, but was partially offset by an unfavorable shift in product mix. Next Day Air and Deferred revenue per piece increased 4.8% and 1.8%, respectively, and were positively impacted by the base rate increase and a higher fuel surcharge rate for air products (discussed further below). This increase was adversely impacted by lower average package weights, a mix shift toward lower yielding products, and hedging losses. Ground revenue per piece increased 3.9%, mainly due to the rate increase, as well as a higher fuel surcharge rate due to increased diesel fuel prices in 2008 compared with 2007.

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

We also modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 25.17% in 2008, an increase from the 12.17% in 2007, due to the significant increase in jet fuel prices in early and mid-2008, but partially offset by the 2% reduction in the index. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products increased to 7.97% in 2008 from 4.30% in 2007, due to significantly higher diesel fuel prices in early and mid-2008. Total domestic fuel surcharge revenue, net of the impact of hedging losses, increased by $1.119 billion in 2008 compared with 2007, primarily due to the higher fuel surcharge rates discussed above, but partially offset by the decline in volume for our air and ground products.

U.S. domestic package operating profit increased $5.438 billion in 2008 compared with 2007. Operating profit for 2007 was adversely affected by a charge to withdraw from the Central States, Southeast and Southwest

Areas Pension Fund (“Central States Pension Fund”), an aircraft impairment and a Special Voluntary Separation Opportunity (“SVSO”) charge (all discussed further in the “Operating Expenses” section), which reduced domestic operating profit by $6.100 billion, $159 million and $53 million, respectively. The absence of these charges in 2008 favorably affected the operating profit comparison between periods.

Operating profit in 2008 was adversely impacted by the current U.S. recession, lower asset utilization due to the decline in volume, lower average package weights, and a shift in product mix away from our premium services, partially offset by the increase in the fuel surcharge relative to the cost of fuel. Because fuel costs decreased rapidly in the latter half of the year, operating profit benefited from the approximate two month time lag between the fuel price changes and when the monthly surcharge rates are applied to package shipments. Because of this time lag, fuel positively impacted the change in operating profit during 2008, which is opposite of the effect the company experienced in 2007, when fuel costs rose much faster than the fuel surcharge rate and operating profit was adversely impacted.

2007 compared to 2006

U.S. Domestic Package revenue increased $529 million, or 1.7%, in 2007, due to a 1.6% improvement in revenue per piece and a 0.4% increase in average daily package volume. Next Day Air volume increased 0.8% and Ground volume increased 0.6% for the year, largely as a result of a solid peak season in the fourth quarter, when our Next Day Air volume rose 2.2% and Ground volume increased 1.5%. Deferred air volume declined 1.9% in 2007. Our domestic air and ground products have been impacted by the slowing U.S. economy and weak small package market in 2007. Trends in U.S. industrial production and business-to-consumer shipments in 2007 were not favorable to the overall small package market, which places pressure on our domestic package volume.

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

In January 2007, we modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continued to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 12.17% in 2007, a decline from the 14.02% in 2006, primarily due to the 2% reduction in the index. The ground fuel surcharge rate continued to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products was 4.30% in 2007, an increase from 4.13% in 2006, due to higher diesel fuel prices. As a result of the air products index rate reduction and fuel market price movements, total domestic fuel surcharge revenue decreased by $110 million in 2007.

U.S. Domestic Package incurred an operating loss of $1.531 billion in 2007, compared with a $4.923 billion operating profit in 2006, largely due to a $6.100 billion charge related to our withdrawal from the Central States Pension Fund. Additionally, Domestic Package operating results were negatively impacted by low revenue growth, the aircraft impairment charge, the SVSO charge, and the impact of fuel. The aircraft impairment and SVSO charges reduced domestic operating profit by $159 million and $53 million, respectively. Fuel negatively impacted the change in operating profit during 2007, as fuel costs rose much faster than the fuel surcharge rate. These factors were partially offset by cost controls, including, among other categories, lower self-insurance expense. The expense associated with our self-insurance accruals for workers’ compensation claims, automotive liability and general business liabilities declined as a result of several factors. The Central States Pension Fund withdrawal, aircraft impairment, and SVSO charges, as well as the impact of lower self-insurance expense, are discussed further in the “Operating Expenses” section.

International Package Operations

2008 compared to 2007

International Package revenue improved $1.012 billion, or 9.8%, for the year, driven by a 6.8% volume increase for our export products and a 6.1% increase in total revenue per piece. The growth in revenue per piece was primarily due to rate increases, the impact of currency exchange rates, and increased fuel surcharge rates. However, as the global economic recession deepened throughout the year, fourth quarter revenue trended downward compared to the prior year fourth quarter, declining $230 million, or 8.0%, including the impact of unfavorable currency exchange rate fluctuations discussed later.

Export volume increased in each region throughout the world in 2008, however volume began to slow in the latter half of 2008 due to difficult worldwide economic conditions. Intra-regional volume continued to experience solid growth, especially in Europe. Asian export volume continued to benefit from our geographic service expansion, including the connection of several cities to our new air hub in Shanghai, China. Export volume growth was negatively impacted by declines in shipments to the U.S. from other regions in the world, due to the slowing U.S. economy. Export volume trends weakened in the latter half of the year, due to the severe global economic slowdown, with fourth quarter export volume increasing at a much slower rate than what has been experienced over the last several years. Non-U.S. domestic volume increased 1.6% for the year, and was impacted by volume growth in our domestic businesses in the Euro zone and Canada, but negatively affected by the weak economic conditions in the United Kingdom.

Export revenue per piece increased 3.7% for the year, largely due to base rate increases, higher fuel surcharge rates, and favorable currency exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products and a shift away from our premium services. Domestic revenue per piece increased 6.0% for the year, and was affected by rate increases, higher fuel surcharge rates, and favorable exchange rates. Total average revenue per piece increased 2.7% on a currency-adjusted basis, and the overall change in segment revenue was positively affected by $324 million during the year due to currency fluctuations, net of hedging activity. Total revenue per piece declined 8.2% in the fourth quarter of 2008, primarily due to the strengthening of the U.S. Dollar (currency-adjusted revenue per piece declined 3.0%), but also impacted by an acceleration in the shift away from our premium services and lower package weights. Fourth quarter 2008 total segment revenue was negatively impacted by $144 million due to the currency fluctuations, net of hedging activity.

On December 31, 2007, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for international shipments originating outside the United States vary by geographical market and occur throughout the year.

Additionally, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue increased by $586 million in 2008, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

International Package operating profit decreased $251 million, or 13.7%, in 2008, and the operating margin declined to 14.0% from 17.8% in 2007. The decline in operating profit and operating margin were affected by reduced asset utilization resulting from changes in economic conditions and trade flows, such as the reduced import volume into the United States. Operating profit and margin were also negatively affected by a shift in product mix away from our premium services, as well as expenses associated with integration activities in our delivery network. Global economic weakness resulted in a weakening operating profit trend, with fourth quarter operating profit declining 34.3%.

Because fuel costs decreased rapidly in the latter half of the year, operating profit benefited from the approximate two month time lag between the fuel price changes and when the monthly surcharge rates are applied to package shipments. As a result of this time lag, fuel positively impacted the change in operating profit during 2008, which is opposite of the effect the company experienced in 2007, when fuel costs rose much faster than the fuel surcharge rate and operating profit was adversely impacted. The change in operating profit was also positively affected by $136 million during the year due to favorable currency exchange rates, net of hedging activity.

Operating profit in 2008 was adversely impacted by a fourth quarter $27 million impairment charge incurred on certain intangible assets in our domestic package business in the United Kingdom (discussed further in the “Operating Expenses” section). Operating profit for 2007 was adversely affected by the aircraft impairment and SVSO charges ($62 million of the aircraft impairment charge and $7 million of the SVSO charge impacted the International Package segment), and the absence of these charges in 2008 favorably affected the operating profit comparison between periods.

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

Export volume increased throughout the world. Asian export volume grew strongly in key markets during the year, especially China. Asian export volume continues to benefit from our geographic service expansion, as well as strong economic growth, which benefits our intra-Asian package business. To continue this expansion, we received authority in 2007 to operate six daily flights between the U.S. and Nagoya, Japan, and began constructing a package and freight air hub in Shanghai, China that will link Shanghai to our international air network, with direct service to Europe, Asia, and the Americas.

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

Supply Chain & Freight Operations

2008 compared to 2007

Supply Chain & Freight revenue increased $489 million, or 5.8%, for the year. Forwarding and logistics revenue increased $382 million, or 6.5%, for the year, primarily due to growth in international air freight, North American air freight, distribution services and mail services. Revenue growth in this business was affected by fuel and security surcharges, expanded air freight service offerings, overall market growth and improved customer retention rates. Growth was negatively impacted by weakness in the ocean freight business. Revenue declined by $98 million in the fourth quarter of 2008 compared with 2007, as difficult worldwide economic conditions, slowing world trade, and unfavorable currency exchange rate movements negatively impacted the forwarding and logistics business. The overall change in forwarding and logistics revenue was positively affected by $166 million during the year due to favorable currency exchange rates, but was negatively impacted by $58 million in the fourth quarter of 2008.

UPS Freight increased revenue $83 million, or 3.9%, for the year, as a result of improved yields and higher fuel surcharge rates, but partially offset by a decline in average daily LTL shipments. Average LTL shipments per day decreased 4.6% during the year, reflecting the weak LTL market in the United States in 2008 as compared with 2007. However, LTL revenue per hundredweight increased 7.3% for the year, due to an increase in base rates in 2008 and an increase in fuel surcharge revenue as a result of higher diesel prices. The weak U.S. LTL market declined further in the fourth quarter of 2008, which led to a revenue decline of $41 million, or 7.8%, from the comparable quarter of 2007. Fourth quarter average LTL shipments per day decreased 8.2%, with LTL revenue per hundredweight declining 2.4%, partially due to declining fuel surcharge rates.

In January 2008, UPS Freight announced a general rate increase averaging 5.4% covering non-contractual shipments in the United States and Canada. The increase became effective on February 4, 2008, and applies to minimum charge, LTL and TL rates.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, increased revenue by 5.9% during the year. This revenue growth was impacted by increased revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.

Operating profit for the Supply Chain & Freight segment decreased by $383 million for the year, primarily due to a $548 million goodwill impairment charge recorded in the fourth quarter in the UPS Freight business unit, as discussed further in the “Operating Expenses” section. Operating profit improved in the forwarding and logistics business, primarily resulting from revenue management initiatives and a focus on asset utilization. The change in operating profit was also positively affected by $12 million in 2008 due to favorable currency exchange rates.

Operating profit for this segment was negatively impacted in 2007 by $8 million due to the SVSO charge and by $46 million as a result of a charge for restructuring and disposing of certain non-core business units in France, as discussed further in the “Operating Expenses” section. The absence of these charges in 2008 favorably affected the operating profit comparison between periods.

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

Operating Expenses

2008 compared to 2007

Consolidated operating expenses decreased by $3.010 billion, or 6.1%, for the year, primarily due to a reduction in compensation and benefits expense. Currency fluctuations in our International Package and Supply Chain & Freight segments accounted for approximately $342 million of increased operating expenses from 2007 to 2008.

Compensation and benefits expense decreased by $5.682 billion, or 17.9%, for the year, and was impacted by several items. The primary reason for the decrease was a reduction in pension expense for our multiemployer pension plans, largely relating to a $6.100 billion charge in 2007 to withdraw from the Central States Pension

Fund. Partially offsetting this was a $216 million increase in expense for UPS-sponsored pension plans in the U.S., which was impacted by expense recognition now being required for the new UPS IBT Pension Plan. Non-pension benefits expense increased largely due to higher employee health and welfare program costs, which is impacted by medical cost inflation. Employee payroll costs increased due to contractual wage increases for our union employees and normal merit increases for our non-union employees. Compensation and benefits expense also declined due to the absence in 2008 of the SVSO and France restructuring charges, which had increased compensation and benefits expense by $68 and $42 million in 2007, respectively.

The 3.2% increase in repairs and maintenance was largely due to increased aircraft maintenance, somewhat offset by reduced vehicle maintenance expense. The 4.0% increase in depreciation and amortization was influenced by several factors, including higher depreciation expense on aircraft and vehicles resulting from new deliveries, but partially offset by reduced amortization expense on capitalized software resulting from a decrease in software development projects. The 11.0% increase in purchased transportation was driven by a combination of higher volume in our international package and forwarding businesses, the impact of currency exchange rates, and increased fuel surcharge rates charged to us by third-party carriers. The 39.0% increase in fuel expense was impacted by higher prices for jet-A fuel, diesel, and unleaded gasoline as well as lower hedging gains. The 7.2% increase in other occupancy expense was influenced by higher electricity and natural gas costs, as well as higher rent and property tax expense. During the fourth quarter of 2008, declining energy prices impacted costs such as purchased transportation, which decreased $132 million, or 7.6%, and fuel, which decreased $118 million, or 12.7%, compared with the fourth quarter of 2007.

Other expenses increased 14.9% for the year primarily due to goodwill and intangible asset impairment charges. In addition, we also experienced increased expenses for leased transportation equipment, data processing, advertising, professional services, and bad debts. These factors were partially offset by the absence in 2008 of a $221 million aircraft impairment charge recorded in 2007.

We test our goodwill for impairment annually, as of October 1st, on a reporting unit basis in accordance with FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Our reporting units are comprised of the Europe, Asia, and Americas reporting units in the International Package reporting segment, and the Forwarding & Logistics, UPS Freight, MBE / UPS Store, and UPS Capital reporting units in the Supply Chain & Freight reporting segment. The impairment test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill, is performed. We primarily determine the fair value of our reporting units using a discounted cash flow model, and supplement this with observable valuation multiples for comparable companies, as applicable. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million. This impairment charge resulted from several factors, including a lower cash flow forecast due to a longer estimated economic recovery time for the LTL sector, and significant deterioration in equity valuations for other similar LTL industry participants. At the time of acquisition of Overnite Corporation, LTL equity valuations were higher and the economy was significantly stronger. We invested in operational improvements and technology upgrades to enhance service and performance, as well as expand service offerings. However, this process took longer than initially anticipated, and thus financial results have been below our expectations. Additionally, the LTL sector in 2008 has been adversely impacted by the economic recession in the U.S., lower industrial production and retail sales, volatile fuel prices, and significant levels of price-based competition. By the fourth quarter of 2008, the combination of these internal and external factors reduced our near term expectations for this unit, leading to the goodwill impairment charge. None of the other reporting units incurred an impairment of goodwill in 2008, nor did we have any goodwill impairment charges in 2007 or 2006.

As a result of weak performance in our domestic package operations in the United Kingdom, we reviewed our long-lived assets, including intangible assets, for impairment within our U.K. domestic package entity. Based on recent performance and near-term projections, the value assigned to a customer list intangible asset acquired within the U.K. domestic package business was determined to be impaired. This was the result of both higher than anticipated customer turnover and reduced operating margins associated with an acquired business. Accordingly, an intangible asset impairment charge of $27 million was recorded for the year ended December 31, 2008.

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

Our national master agreement with the Teamsters allowed us, upon ratification, to withdraw employees from the Central States Pension Fund and to establish a jointly trusteed single-employer plan for this group (“UPS IBT Pension Plan”). Upon ratification of the contract in December 2007 and our withdrawal from the Central States Pension Fund, we recorded a pre-tax $6.100 billion charge to establish our withdrawal liability, and made a December 2007 payment in the same amount to the Central States Pension Fund to satisfy this liability.

The withdrawal liability was based on computations performed by independent actuaries employed by the Central States Pension Fund, in accordance with the plan document and the applicable requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). We negotiated our withdrawal from the Central States Pension Fund as part of our national master agreement with the Teamsters, which included other modifications to hourly wage rates, healthcare and pension benefits, and work rules. We sought to negotiate our withdrawal from the Central States Pension Fund, as we believed the fund would likely continue to have funding challenges, and would present a risk to UPS of having to face higher future contribution requirements and a risk to the security of the pension benefits of those UPS employees who participated in the fund. We believe that we benefited financially from the ability to achieve a ratified national master agreement seven months before the expiration of the previous agreement, as well as by gaining better control over the future cost and funding of pension benefits by limiting our obligations solely to UPS Teamster employees through the new UPS IBT Pension Plan. As the UPS IBT Pension Plan matures, we believe that it will become cost beneficial from a cash flow and earnings standpoint compared with having remained in the Central States Pension Fund.

In December 2006, we offered the SVSO to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program.

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France. The objective of this restructuring plan was to reduce our forwarding and logistics cost structure and focus on profitable revenue growth in the Europe region. The restructuring principally consisted of an employment reduction program, which was ratified by our company’s trade union representatives in France in

July 2007. Employees participating in this program were entitled to severance benefits, including certain bonuses for employees participating in the voluntary termination phase. These severance benefits were formula-driven and were in accordance with French statutory laws as well as the applicable collective bargaining agreements. We recorded a restructuring charge of $46 million ($42 million related to severance costs, and thus recorded in compensation and benefits expense) in 2007 related to this program.

Stock-based and other management incentive compensation expense increased $113 million, or 17.7%, during 2007, primarily due to 2007 awards of stock options, restricted performance units, and restricted stock units. Pension and healthcare expense increased during the year, largely due to higher expense associated with plans covering union employees, but was somewhat offset by a $59 million decrease in expense for the UPS-sponsored pension plans in the U.S.

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

The 0.2% increase in repairs and maintenance reflects higher maintenance expense on aircraft, largely offset by lower maintenance expense on vehicles and buildings. The 0.2% decrease in depreciation and amortization was influenced by several factors, including lower depreciation expense on aircraft and amortization expense on capitalized software, partially offset by increased depreciation expense on vehicles. The 7.4% increase in purchased transportation was impacted by volume growth in our International Package business and currency fluctuations, as well as growth in our international forwarding business. The 12.0% increase in fuel expense for the year was primarily due to higher prices for jet and diesel fuel, as well as higher usage, but was partially mitigated by hedging gains. Other occupancy expense increased 2.1% for the year, and was affected by increased rent expense and property taxes, but partially offset by lower utilities expense. The 3.0% increase in other expenses for the year was affected by a $221 million aircraft impairment charge, discussed further below, but partially offset with cost controls in several areas. The comparison in other expenses was also affected by an $87 million charge to settle class action litigation in 2006.

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

Investment Income and Interest Expense

2008 compared to 2007

The decrease in investment income of $24 million was primarily due to a lower average balance of interest-earning investments, investment impairment charges, and a lower yield earned on our investments. During 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment followed actions by the U.S. Treasury Department and the Federal Housing

Finance Agency with respect to FNMA and FHLMC. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during 2008. We do not hold any other securities in any of these entities. The total of these credit-related impairment losses during 2008 was $23 million, which was recorded in investment income on the income statement.

Interest expense increased $196 million in 2008, primarily due to a higher average balance of outstanding debt. In early 2008, we completed the issuance of $4.0 billion in long-term debt, the proceeds of which were used to reduce our commercial paper balance. Our commercial paper balances had previously increased to fund the $6.100 billion Central States Pension Fund withdrawal payment in December 2007. The impact of increased debt balances was partially mitigated, however, by lower average rates incurred on our variable rate debt and interest rate swap agreements as a result of declines in short-term interest rates in the United States throughout 2008.

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

Income Tax Expense

2008 compared to 2007

Income tax expense increased by $1.963 billion in 2008 compared with 2007, primarily due to higher pre-tax income. Pre-tax income in 2007 was adversely impacted by the Central States withdrawal charge, as noted previously. The effective tax rate was 40.1% in 2008, compared with 11.4% in 2007. The increase in the effective tax rate was primarily due to several factors resulting from the Central States withdrawal charge in 2007. These factors included having proportionally lower tax credits in 2008, and the effect of having a much higher proportion of our taxable income in 2008 being subject to tax in the United States, whereas a relatively greater proportion of taxable income in 2007 was subject to tax outside the United States, where effective tax rates are generally lower. The effective tax rate in 2008 was also 4.1 percentage points higher due to the lack of tax deductibility of the $548 million goodwill and $27 million intangible impairment charges discussed previously.

2007 compared to 2006

Income tax expense declined by $2.259 billion in 2007 compared with 2006, due to lower pre-tax income primarily resulting from the Central States Pension Fund withdrawal charge. The effective tax rate was 11.4% in 2007 and 35.5% in 2006. During 2007, our effective tax rate was reduced primarily due to proportionally higher tax credits and the effect of having a relatively larger proportion of our taxable income being earned in international jurisdictions with lower tax rates.

Net Income and Earnings Per Share

2008 compared to 2007

Net income for 2008 was $3.003 billion, compared with the $382 million achieved in 2007, resulting in an increase in diluted earnings per share to $2.94 in 2008 from $0.36 in 2007. The increase in net income was largely due to the absence in 2008 of some of the previously discussed charges to expense in 2007. In 2007, net income was negatively impacted by the after-tax impact of the charge recorded to reflect our withdrawal from the Central States Pension Fund ($3.772 billion), the charge related to the restructuring and disposal of certain logistics operations in France ($31 million), the aircraft impairment charge ($141 million), and SVSO charge ($43 million). The combination of these four charges reduced 2007 diluted earnings per share by $3.75.

In 2008, net income was adversely affected by the UPS Freight goodwill impairment charge ($548 million) and customer list intangible asset impairment charge in the United Kingdom ($27 million). The combination of these two charges reduced 2008 diluted earnings per share by $0.56. Net income during 2008 was also adversely impacted by the deteriorating worldwide economic situation, as previously discussed. Earnings per share was favorably impacted by a reduction in outstanding shares as a result of our ongoing share repurchase program, as the total number of outstanding shares declined by 4.3% during 2008.

2007 compared to 2006

Net income for 2007 was $382 million, a decrease from the $4.202 billion achieved in 2006, resulting in a decrease in diluted earnings per share to $0.36 in 2007 from $3.86 in 2006. This decrease in net income was largely due to the after-tax $3.772 billion charge recorded to reflect our withdrawal from the Central States Pension Fund. Additionally, 2007 net income was adversely impacted by $31 million as a result of the restructuring charge in our France Supply Chain & Freight business, $141 million as a result of the aircraft impairment charge, and $43 million as a result of the SVSO charge. These items were partially offset by the improved results in our International Package and Supply Chain & Freight segments.

The reduction in basic and diluted earnings per share were largely due to the pension withdrawal, aircraft impairment, France restructuring, and SVSO charges noted above. These items reduced basic and diluted earnings per share by $3.77 and $3.75 in 2007. Earnings per share was favorably impacted by a reduction in outstanding shares as a result of our ongoing share repurchase program, as the total number of outstanding shares declined by 2.7% during 2007.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $8.426, $1.123, and $5.589 billion in 2008, 2007, and 2006, respectively. The increase in 2008 operating cash flows compared with 2007 was impacted by several items, including changes in pension fundings, tax payments and refunds, and rates for our delivery services.

In 2007, operating cash flow was adversely impacted by the $6.100 billion payment made to withdraw from the Central States Pension Fund. Total contributions to our pension and postretirement benefit plans declined in 2008 compared with 2007, even excluding the Central States Pension Fund withdrawal payment. As discussed in Note 5 to the consolidated financial statements, total multiemployer pension plan fundings decreased by $473 million in 2008 compared with 2007 (excluding the $6.100 billion withdrawal charge in 2007), largely due to the lack of contributions to the Central States Pension Fund in 2008 subsequent to our withdrawal. Additionally, contributions to our company-sponsored pension and postretirement plans declined by $441 million in 2008 compared with 2007, as we had no material minimum funding requirements in 2008 and we made no significant discretionary contributions to our plans. As discussed further in the “Contractual Commitments” section, we do have minimum funding requirements in the next several years, primarily related to the UPS IBT Pension Plan.

The increase in operating cash flow was also favorably impacted by the timing of tax refunds and estimated tax payments in both 2008 and 2007. In 2008, we received an $850 million U.S. federal tax refund due to prior overpayments of our estimated tax liability, primarily resulting from the deductibility of the Central States Pension Fund withdrawal payment for tax purposes. Additionally, the amount of U.S. federal quarterly estimated income tax payments was lower in 2007 compared with 2006, also primarily relating to the deductibility of the pension withdrawal payment. As of December 31, 2008, we have received substantially all of the expected cash tax benefits resulting from the withdrawal payment.

Changes in package volume and pricing affect operating cash flow. As noted previously, we increased rates in our package delivery and LTL services at the end of 2007. Additionally, in October 2008, we announced a base rate increase and a change in the fuel surcharge that took effect on January 5, 2009. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 5.9% on UPS Ground. We also increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Other pricing changes included a $0.10 increase in the residential surcharge, and an increase of $0.10 in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary, and are consistent with previous years’ rate increases. Additionally, we modified the fuel surcharge on domestic and U.S.-origin international air services by reducing by 2% the index used to determine the fuel surcharge. The UPS Ground fuel surcharge continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

In October 2008, UPS Freight announced a general rate increase averaging 5.9% covering non-contractual shipments in the United States and Canada. The increase took effect on January 5, 2009, and applies to minimum charge, LTL and TL rates.

Investing Activities

Net cash used in investing activities was $3.179, $2.199, and $2.340 billion in 2008, 2007, and 2006, respectively. The increase in cash used in 2008 compared with 2007 was primarily due to increased net purchases of marketable securities. Net (purchases) sales of marketable securities were ($278), $621, and $482 million in 2008, 2007, and 2006, respectively. The net sales of marketable securities in 2007 and 2006 were primarily used to fund our pension and postretirement medical benefit plans, as well as to repurchase shares.

Capital expenditures represent a primary use of cash in investing activities, as follows (in millions):

	2008	2007	2006
Buildings and facilities	$968	$853	$720
Aircraft and parts	852	1,137	1,150
Vehicles	539	492	831
Information technology	277	338	384

	$2,636	$2,820	$3,085

As described in the “Contractual Commitments” section below, we have commitments for the purchase of aircraft, vehicles, equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. We fund our capital expenditures with our cash from operations. The reduction in capital expenditures was largely due to the timing of aircraft deliveries. Capital expenditures on buildings and facilities increased in 2008, primarily resulting from our Worldport hub expansion, as well as the expansion and new construction projects at other facilities in Europe, Canada, and China. In the fourth quarter of 2008, we opened our new international air hub in Shanghai, China, and also began construction of our new intra-Asia air hub in Shenzhen, China.

We had a net cash use of $49 and $39 million in 2008 and 2007, respectively, and net cash generation of $68 million in 2006, due to originations, sales, and customer paydowns of finance receivables, primarily in our commercial lending, asset-based lending, and leasing portfolios.

Other investing activities reflected a cash outflow of $363 million in 2008 as compared with a $46 million outflow in 2007 and a $120 million cash inflow in 2006, and was impacted by cash settlements of derivative contracts used in our energy and currency hedging programs, the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders, and increases in restricted cash balances. In 2008, we entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement required us to provide $191 million in cash collateral to the insurance carrier, which is classified as restricted cash within other non-current assets on our consolidated balance sheet as of December 31, 2008. We received (paid) cash related to purchases and settlements of energy and currency derivative contracts of ($208), ($140), and $233 million during 2008, 2007, and 2006, respectively.

Financing Activities

Net cash provided by (used in) financing activities was $(6.702), $2.297, and ($3.851) billion in 2008, 2007, and 2006, respectively. Our primary uses of cash flows for financing activities are to repurchase shares, pay cash dividends, and make debt principal repayments.

We repaid debt principal, net of issuances, of $921 million in 2008, compared with net issuances of debt of $6.509 billion in 2007. In 2007, we increased our commercial paper borrowings to fund the $6.100 billion withdrawal payment to the Central States Pension Fund (commercial paper increased $6.575 billion at December 31, 2007 over December 31, 2006) upon ratification of our labor contract with the Teamsters, as previously discussed. In 2008, we repaid most of this commercial paper with the proceeds from a $4.0 billion senior notes offering, as well as the $850 million U.S. federal tax refund received. In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. All of these notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. Concurrent with the issuance these notes, we settled certain derivatives that were designated as hedges of the notes offering, resulting in a cash outflow of $84 million (which is reported in other financing activities on the cash flow statement).

Other than commercial paper, repayments of debt consisted primarily of scheduled principal payments on our capital lease obligations, redemption of certain tranches of UPS Notes, and principal payments on debt related to our investment in certain partnerships. During 2008, we called for the redemption of $327 million of notes issued under our UPS Notes program, and the associated swaps on the notes were terminated. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

In January 2008, we announced a new financial policy regarding our capital structure to enhance shareowner value. We intend to manage our balance sheet to a target debt ratio of approximately 50%-60% funds from operations to total debt. In connection with this policy, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. During 2008, 2007, and 2006, we repurchased a total of 53.6, 35.9, and 32.6 million shares of Class A and Class B common stock for $3.558, $2.618, and $2.455 billion, respectively ($3.570, $2.639, and $2.460 billion reported on the statement of cash flows due to timing of settlements).

Our quarterly cash dividends declared were $0.45, $0.42, and $0.38 per share in 2008, 2007, and 2006, respectively. Additionally, in 2008 the Board of Directors approved an earlier payment schedule for the November dividend declaration, as in prior years this dividend was payable the following January. As a result, a total of five dividend payments were made in 2008. This extra dividend payment, along with the higher quarterly dividend per share, resulted in an increase in total cash dividends paid to $2.219 billion in 2008 from $1.703 billion in 2007 and $1.577 billion in 2006. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. On February 11, 2009, our Board declared a dividend of $0.45 per share, which is payable on March 10, 2009 to shareowners of record on February 23, 2009.

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $2.922 billion outstanding under this program as of December 31, 2008, with an average interest rate of 0.55%. At December 31, 2008, we classified $1.0 billion of our commercial paper as long-term debt on our balance sheet, based on our intent and ability to refinance this debt on a long-term basis in the future. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2008.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 16, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2008, there were no outstanding borrowings under these facilities.

In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short or long-term debt securities.

As of December 31, 2008, our Moody’s and Standard & Poor’s (“S&P”) short-term credit ratings were P-1 and A-1+, respectively, and our Moody’s and S&P long-term credit ratings were Aa2 and AA-, respectively, with a stable outlook from both of these credit rating agencies.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants limit the amount of secured indebtedness that may be incurred by the Company, and limit the amount of sale-leaseback transactions that the Company may engage in, to 10% of net tangible assets each. As of December 31, 2008 and for all prior periods, we have satisfied these financial covenants. As of December 31, 2008, 10% of net tangible assets is equivalent to $2.156 billion, however we have no qualifying sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on financial condition or liquidity.

Guarantees and Other Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

Contractual Commitments

We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, pension fundings, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2008 (in millions):

Year	Capital Leases	Operating Leases	Debt Principal	Debt Interest	Purchase Commitments	Pension Fundings	Other Liabilities
2009	$83	$344	$2,007	$331	$708	$778	$74
2010	121	288	18	326	658	593	71
2011	29	217	5	326	667	828	69
2012	30	147	22	325	406	945	67
2013	31	109	1,768	285	—	964	65
After 2013	246	423	5,658	4,526	—	—	139

Total	$540	$1,528	$9,478	$6,119	$2,439	$4,108	$485

Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in Note 8 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2008. The calculations of debt interest do not take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.

Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for aircraft, engines, and parts. As of December 31, 2008, we maintain orders for 27 Boeing 767-300ER freighters to be delivered between 2009 and 2012, and five Boeing 747-400F aircraft scheduled for delivery during 2009 and 2010. These aircraft purchase orders will provide for the replacement of existing capacity and anticipated future growth.

Pension fundings represent the anticipated required cash contributions that will be made to the UPS IBT Pension Plan, which was established upon ratification of the national master agreement with the Teamsters, as well as the UPS Retirement Plan and the UPS Pension Plan. These plans are discussed further in Note 5 to the consolidated financial statements. The pension funding requirements were estimated under the provisions of the Pension Protection Act of 2006 and the Employee Retirement Income Security Act of 1974, using discount rates, asset returns, and other assumptions appropriate for these plans. To the extent that the funded status of these plans in future years differs from our current projections, the actual contributions made in future years could materially differ from the amounts shown in the table above.

As a result of losses experienced in the global equity markets, our U.S. domestic pension plans experienced a negative return on assets of approximately 26% in 2008, however these losses did not trigger any minimum funding requirement for contributions in 2009 in the UPS Retirement Plan or UPS Pension Plan. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns and discount rates. A sustained significant decline in the world equity markets, and the resulting impact on our pension assets and investment returns, could result in our domestic pension plans being subject to significantly higher minimum funding requirements. Such an outcome could have a material adverse impact on our financial position and cash flows in future periods.

The contractual payments due under the “other liabilities” column primarily includes commitment payments related to our investment in certain partnerships. The table above does not include approximately $388 million of unrecognized tax benefits that have been recognized as liabilities in accordance with FASB Interpretation No. 48,

“Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, although we have recognized and disclosed unrecognized tax benefits in accordance with FIN 48, we also have outstanding recognized tax benefits in excess of the recorded liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. FIN 48 is discussed further in Note 13 to the consolidated financial statements.

As of December 31, 2008, we had outstanding letters of credit totaling approximately $2.132 billion issued in connection with routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2008, we had $262 million of surety bonds written. As of December 31, 2008, we had unfunded loan commitments totaling $885 million associated with our financial business.

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

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek back-pay, and compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted the Company’s Petition to hear the appeal of the trial court’s certification order. Oral argument took place in November 2008. The appeal will likely take one year. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS Freight, along with several other companies involved in the LTL freight business, is a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases, and defendants’ motion to dismiss is pending for decision by the Court. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. As of December 31, 2008, we had substantially resolved all U.S. federal income tax matters for tax years prior to 1999. In February and July 2008, the Internal Revenue Service (“IRS”) completed its audit of the tax years 1999 through 2002 and tax years 2003 through 2004, respectively, with only a limited number of issues that will be considered by the IRS Appeals Office by the end of 2009. In late 2008, the IRS began the initial planning phase of the income tax audit for tax years 2005 through 2007. Along with this audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes on transportation of property by air and fuel purchases, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment; however, we do not believe that the resolution of this matter would have a material adverse effect on our financial condition, results of operations, or liquidity. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state and local matters are subject to ongoing litigation.

As of December 31, 2008, we had approximately 260,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement took effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 3,000). These agreements run through July 31, 2009.

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

Other Matters

We received grand jury subpoenas from the Antitrust Division of the DOJ regarding the DOJ’s investigations into certain pricing practices in the air cargo industry in July 2006, and into certain pricing practices in the freight forwarding industry in December 2007. In October 2007 and June 2008, we received information requests from the European Commission relating to its investigation of certain pricing practices in the freight forwarding industry. We also received and responded to related information requests from competition authorities in other jurisdictions. We are cooperating with these inquiries.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“FAS 157”), which was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities, and removed certain leasing transactions from its scope. We adopted FAS 157 on January 1, 2008, and the impact of adoption was not material to our results of operations or financial condition. The disclosures required by FAS 157 are discussed in Note 16 to the consolidated financial statements.

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

Additionally, we previously utilized the early measurement date option available under Statement No. 87 “Employers’ Accounting for Pensions”, and we measured the funded status of our plans as of September 30 each year. Under the provisions of FAS 158, we were required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect after-tax $44 million reduction to retained earnings as of January 1, 2008. The adoption of FAS 158 is discussed in Note 5 to the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, FAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159. The adoption of FAS 159 is discussed in Note 16 to the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. On January 1, 2007, we adopted the provisions of FIN 48, and the impact of this Interpretation is discussed in Note 13 to the consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of December 31, 2008, we had approximately $5 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. We adopted FAS 161 on January 1, 2009. FAS 161 only impacts our disclosures, and does not impact our financial position, results of operations, or cash flows. These new disclosures will be required for us beginning in our Form 10-Q for the quarter ended March 31, 2009.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the year ending December 31, 2009.

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

The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our FAS 5 evaluation. We record a liability for a loss that meets the recognition criteria of FAS 5. These criteria require recognition of a liability when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that meet the recognition criteria under FAS 5, excluding those related to income taxes and self insurance which are discussed further below, were not material to the Company’s financial position as of December 31, 2008. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2008, because a loss is not reasonably estimable.

Goodwill and Intangible Impairment—We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires annual impairment testing of goodwill for each of our reporting units. Our reporting units are comprised of the Europe, Asia, and Americas reporting units in the International Package reporting segment, and the Forwarding & Logistics, UPS Freight, MBE / UPS Store, and UPS Capital reporting units in the Supply Chain & Freight reporting segment. Our annual goodwill impairment testing date is October 1st for each reporting unit. The impairment test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We primarily determine the fair value of our reporting units using a discounted cash flow model (“DCF model”), and supplement this with observable valuation multiples for comparable companies, as applicable. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations.

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million. This impairment charge resulted from several factors, including a lower cash flow forecast due to a longer estimated economic recovery time for the LTL sector, and significant deterioration in equity valuations for other similar LTL industry participants. At the time of acquisition of Overnite Corporation, LTL equity valuations were higher and the economy was significantly stronger. We invested in operational improvements and technology upgrades to enhance service and performance, as well as expand service offerings. However, this process took longer than initially anticipated, and thus financial results have been below our expectations. Additionally, the LTL sector in 2008 has been adversely impacted by the economic recession in the U.S., lower industrial production and retail sales, volatile fuel prices, and significant levels of price-based competition. By the fourth quarter of 2008, the combination of these internal and external factors reduced our near term expectations for this unit, leading to the goodwill impairment charge. None of the other reporting units incurred an impairment of goodwill in 2008, nor did we have any goodwill impairment charges in 2007 or 2006.

All of our recorded intangible assets other than goodwill are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. As a result of weak performance in our domestic U.K. package operations, we reviewed our intangible assets for impairment within our U.K. domestic package entity. Based on recent performance and near-term projections, the value assigned to a customer list intangible asset acquired within the UK domestic package business was determined to be impaired. This was the result of both higher than anticipated customer turnover and reduced operating margins associated with an acquired business. Accordingly, an intangible asset impairment charge of $27 million was recorded for the year ended December 31, 2008. No other intangible asset impairments were recognized in 2008, nor were any such impairments recognized in 2007 or 2006.

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

Pension and Postretirement Medical Benefits—As discussed in Note 5 to our consolidated financial statements, we maintain several defined benefit and postretirement benefit plans. Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than

Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable, and represent our best estimates, based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. A 25 basis point change in the assumed discount rate, expected return on assets, and health care cost trend rate for the U.S. pension and postretirement benefit plans would result in the following increases (decreases) on the Company’s costs and obligations for the year 2008 (in millions):

	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on net periodic benefit cost	$(44)	$52
Effect on projected benefit obligation	(605)	639

Return on Assets:
Effect on net periodic benefit cost	(42)	42

Postretirement Medical Plans
Discount Rate:
Effect on net periodic benefit cost	(7)	6
Effect on accumulated postretirement benefit obligation	(80)	82

Health Care Cost Trend Rate:
Effect on net periodic benefit cost	2	(3)
Effect on accumulated postretirement benefit obligation	25	(26)

Fair Value Measurements—In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, other investments, and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, and certain other investments. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads, and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange, and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates, interest rates, and equity prices is presented in the “Market Risk” section of this report.

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. These valuations may be revised in future periods as market conditions evolve. These securities were valued as of December 31, 2008 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

Other Investments—Financial assets and liabilities utilizing Level 3 inputs include our holdings in certain investment partnerships. These partnership holdings do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections.

Depreciation, Residual Value, and Impairment of Fixed Assets—As of December 31, 2008, we had $18.265 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

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

In accordance with the provisions of FAS 144, we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The circumstances that would indicate potential impairment may include, but are not limited to, a significant change in the extent to which an asset is utilized, a significant decrease in the market value of an asset, and operating or cash flow losses associated with the use of the asset. In estimating cash flows, we project future volume levels for our different air express products in all geographic regions in which we do business. Adverse changes in these volume forecasts, or a shortfall of our actual volume compared with our projections, could result in our current aircraft capacity exceeding current or projected demand. This situation would lead to an excess of a particular aircraft type, resulting in an aircraft impairment charge or a reduction of the expected life of an aircraft type (thus resulting in increased depreciation expense).

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. Changes in any of these factors, including a continuation of the rapid economic decline experienced in the second half of 2008, could result in modifications to our current aircraft fleet plan. Such modifications could result in a reduction in the expected useful life of an aircraft type or in impairment losses related to the early retirement of particular aircraft.

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

Accounts Receivable—We utilize the reserve method for recognizing bad debt expense associated with our accounts receivable. This requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Continued deterioration in macro economic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2008 and 2007 was $155 and $163 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2008, 2007, and 2006 was $277, $225, and $159 million, respectively.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Price Risk

We are exposed to changes in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we use a combination of options contracts to provide partial protection from changing fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2008 and 2007 was an asset (liability) of $0 and $(179) million, respectively. The potential loss in the fair value of these derivative contracts, assuming a hypothetical 10% adverse change in the underlying commodity price, would be approximately $0 and $42 million at December 31, 2008 and 2007, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

In the fourth quarter of 2008, we terminated several energy derivatives and received $87 million in cash. Additionally, in the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash. These transactions are reported in other investing activities in the statement of cash flows. As these derivatives qualified for hedge accounting, were designated as hedges, and maintained their effectiveness, the gains associated with these hedges were recognized in income over the original term of the hedges. The hedges that were terminated in the fourth quarter of 2008 will be recognized in the income statement through the first quarter of 2009.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 24 months. As of December 31, 2008 and 2007, the net fair value of the hedging instruments described above was an asset (liability) of $241 and $(42) million, respectively. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $239 and $387 million at December 31, 2008 and 2007, respectively. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As described in Note 8 to the consolidated financial statements, we have issued debt instruments, including debt associated with capital leases, that accrue expense at fixed and floating rates of interest. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are generally entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. We also utilize forward starting swaps and similar instruments to lock in all or a portion of the borrowing cost of anticipated debt issuances. The net fair value of our interest rate swaps at December 31, 2008 and 2007 was a liability of $388 and $94 million, respectively.

Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt and swap instruments (excluding hedges of anticipated debt issuances) at December 31, 2008 and 2007 would be approximately $41 and $100 million, respectively.

We have investments in debt and preferred equity securities (including auction rate securities), as well as cash-equivalent instruments, some of which accrue income at variable rates of interest. The potential change in annual investment income resulting from a hypothetical 100 basis point change in interest rates applied to our investments exposed to variable interest rates at December 31, 2008 and 2007 would be approximately $6 and $15 million, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, we hold a portfolio of finance receivables that accrue income at fixed and floating rates of interest. The potential change in the annual income resulting from a hypothetical 100 basis point change in interest rates applied to our variable rate finance receivables at December 31, 2008 and 2007 would be immaterial.

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

Equity Price Risk

We hold investments in various common equity securities that are subject to price risk, and for certain of these securities, we utilize options to hedge this price risk. At December 31, 2008 and 2007, the fair value of such investments was $30 and $35 million, respectively. The potential change in the fair value of such investments, assuming a 10% change in equity prices net of the offsetting impact of any hedges, would be approximately $3 and $4 million at December 31, 2008 and 2007.

Credit Risk

The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to financial institutions that meet established credit guidelines. We do not expect to incur any material losses as a result of counterparty default.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2008, and the related statements of consolidated income, comprehensive income (loss), and cash flows for the year ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Atlanta, Georgia

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of consolidated income, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1, 5, and 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” on January 1, 2007, the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)),” on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Atlanta, Georgia

February 27, 2009

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$507	$2,027
Marketable securities	542	577
Accounts receivable, net	5,547	6,084
Finance receivables, net	480	468
Deferred income tax assets	494	606
Income taxes receivable	167	1,256
Other current assets	1,108	742

Total Current Assets	8,845	11,760
Property, Plant and Equipment, Net	18,265	17,663
Pension and Postretirement Benefit Assets	10	4,421
Goodwill	1,986	2,577
Intangible Assets, Net	511	628
Non-Current Finance Receivables, Net	476	431
Other Non-Current Assets	1,786	1,562

Total Assets	$31,879	$39,042

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,074	$3,512
Accounts payable	1,855	1,819
Accrued wages and withholdings	1,436	1,414
Dividends payable	—	440
Self-insurance reserves	732	704
Other current liabilities	1,720	1,951

Total Current Liabilities	7,817	9,840
Long-Term Debt	7,797	7,506
Pension and Postretirement Benefit Obligations	6,323	4,438
Deferred Income Tax Liabilities	588	2,620
Self-Insurance Reserves	1,710	1,651
Other Non-Current Liabilities	864	804
Shareowners’ Equity:
Class A common stock (314 and 349 shares issued in 2008 and 2007)	3	3
Class B common stock (684 and 694 shares issued in 2008 and 2007)	7	7
Additional paid-in capital	—	—
Retained earnings	12,412	14,186
Accumulated other comprehensive loss	(5,642)	(2,013)
Deferred compensation obligations	121	137

	6,901	12,320
Less: Treasury stock (2 shares in 2008 and 2007)	(121)	(137)

Total Shareowners’ Equity	6,780	12,183

Total Liabilities and Shareowners’ Equity	$31,879	$39,042

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue	$51,486	$49,692	$47,547
Operating Expenses:
Compensation and benefits	26,063	31,745	24,421
Repairs and maintenance	1,194	1,157	1,155
Depreciation and amortization	1,814	1,745	1,748
Purchased transportation	6,550	5,902	5,496
Fuel	4,134	2,974	2,655
Other occupancy	1,027	958	938
Other expenses	5,322	4,633	4,499

Total Operating Expenses	46,104	49,114	40,912

Operating Profit	5,382	578	6,635

Other Income and (Expense):
Investment income	75	99	86
Interest expense	(442)	(246)	(211)

Total Other Income and (Expense)	(367)	(147)	(125)

Income Before Income Taxes	5,015	431	6,510
Income Tax Expense	2,012	49	2,308

Net Income	$3,003	$382	$4,202

Basic Earnings Per Share	$2.96	$0.36	$3.87

Diluted Earnings Per Share	$2.94	$0.36	$3.86

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2008	2007	2006
Net income	$3,003	$382	$4,202
Change in foreign currency translation adjustment	(119)	190	54
Change in unrealized gain (loss) on marketable securities, net of tax	(69)	(3)	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	143	(318)	(15)
Change in unrecognized pension and postretirement benefit costs, net of tax	(3,597)	323	16

Comprehensive income (loss)	$(639)	$574	$4,258

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$3,003	$382	$4,202
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,814	1,745	1,748
Pension and postretirement benefit expense	726	513	568
Pension and postretirement benefit contributions	(246)	(687)	(1,625)
Deferred taxes, credits and other	187	(249)	99
Stock compensation expense	516	447	369
Self-insurance reserves	87	69	180
Asset impairment charges	575	221	—
Other (gains) losses	634	243	128
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	197	(380)	(77)
Income taxes receivable	1,161	(1,191)	17
Other current assets	(144)	(3)	82
Accounts payable	87	(37)	24
Accrued wages and withholdings	44	108	12
Other current liabilities	(184)	56	(120)
Other operating activities	(31)	(114)	(18)

Net cash from operating activities	8,426	1,123	5,589

Cash Flows From Investing Activities:
Capital expenditures	(2,636)	(2,820)	(3,085)
Proceeds from disposals of property, plant and equipment	147	85	75
Purchases of marketable securities and short-term investments	(3,391)	(9,017)	(9,056)
Sales and maturities of marketable securities and short-term investments	3,113	9,638	9,538
Net (increase) decrease in finance receivables	(49)	(39)	68
Other investing activities	(363)	(46)	120

Net cash (used in) investing activities	(3,179)	(2,199)	(2,340)

Cash Flows From Financing Activities:
Net change in short-term debt	(2,016)	2,613	(513)
Proceeds from long-term borrowings	3,613	4,094	649
Repayments of long-term borrowings	(2,518)	(198)	(90)
Purchases of common stock	(3,570)	(2,639)	(2,460)
Issuances of common stock	169	174	164
Dividends	(2,219)	(1,703)	(1,577)
Other financing activities	(161)	(44)	(24)

Net cash provided by (used in) financing activities	(6,702)	2,297	(3,851)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(65)	12	27

Net Increase (Decrease) In Cash And Cash Equivalents	(1,520)	1,233	(575)
Cash And Cash Equivalents:
Beginning of period	2,027	794	1,369

End of period	$507	$2,027	$794

Cash Paid During The Period For:
Interest (net of amount capitalized)	$359	$248	$210

Income taxes	$760	$1,351	$2,061

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

Restricted cash and cash equivalents relate to our self-insurance requirements. In 2008, we entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement required us to provide $191 million in collateral to the insurance carrier, which is classified as “other non-current assets” on our consolidated balance sheet as of December 31, 2008, and in “other investing activities” in the cash flow statement. This restricted cash is invested in money market funds and similar cash equivalent type assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable

We utilize the reserve method for recognizing bad debt expense associated with our accounts receivable. This requires us to make our best estimate of the probable losses in our customer receivables at each balance sheet date. These estimates consider historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors.

Our total allowance for doubtful accounts as of December 31, 2008 and 2007 was $155 and $163 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2008, 2007, and 2006 was $277, $225, and $159 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—5 to 15 years; Aircraft—12 to 30 years; Buildings—20 to 40 years; Leasehold Improvements—terms of leases; Plant Equipment—6 to 10 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred. During 2006, we reevaluated the anticipated service lives of our Boeing 757, Boeing 767, and Airbus A300 fleets, and as a result of this evaluation, increased the depreciable lives from 20 to 30 years and reduced the residual values from 30% to 10% of original cost. This change did not have a material effect on our results of operations.

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $48, $67, and $48 million for 2008, 2007, and 2006, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment when circumstances indicate the carrying

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. We primarily determine the fair value of our reporting units using a discounted cash flow model, and supplement this with observable valuation multiples for comparable companies, as applicable.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Foreign Currency Translation

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains of $46, $26, and $23 million in 2008, 2007 and 2006, respectively.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of December 31, 2008, we had approximately $5 million in noncontrolling interests classified in other non-current liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. We adopted FAS 161 on January 1, 2009. FAS 161 only impacts our disclosures, and does not impact our financial position, results of operations, or cash flows. These new disclosures will be required for us beginning in our Form 10-Q for the quarter ended March 31, 2009.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the year ending December 31, 2009.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. MARKETABLE SECURITIES

The following is a summary of marketable securities classified as available-for-sale at December 31, 2008 and 2007 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2008
Current marketable securities:
U.S. government and agency debt securities	$93	$2	$—	$95
Mortgage and asset-backed debt securities	278	3	11	270
Corporate debt securities	158	5	3	160
Other debt securities	2	—	—	2
Preferred equity securities	26	—	13	13
Common equity securities	2	—	—	2

Current marketable securities	559	10	27	542
Non-current marketable securities:
Asset-backed debt securities	150	—	34	116
U.S. state and local municipal debt securities	116	—	29	87
Preferred equity securities	21	—	8	13
Common equity securities	25	3	—	28

Non-current marketable securities	312	3	71	244

Total marketable securities	$871	$13	$98	$786

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2007
U.S. government and agency debt securities	$59	$2	$—	$61
Mortgage and asset-backed debt securities	251	2	2	251
Corporate debt securities	152	2	—	154
U.S. state and local municipal debt securities	4	—	—	4
Other debt securities	2	—	—	2
Preferred equity securities	103	—	—	103
Common equity securities	2	—	—	2

Current marketable securities	573	6	2	577

Non-current common equity securities	25	8	—	33

Total marketable securities	$598	$14	$2	$610

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross realized gains on sales of marketable securities totaled $19, $23, and $12 million in 2008, 2007, and 2006, respectively. The gross realized losses totaled $10, $9, and $21 million in 2008, 2007, and 2006, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $23 million during 2008 (discussed further below), with no such losses recognized in 2007 or 2006.

At December 31, 2008, we held $287 million in principal value of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. State and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations. Substantially all of our investments in auction rate securities maintain ratings of A / A1 or higher by Standard and Poor’s and Moody’s, respectively.

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have classified all of our investments in auction rate securities to non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of December 31, 2008. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of approximately $47 million on these securities as of December 31, 2008 in other comprehensive income ($71 million pre-tax), reflecting the decline in the estimated fair value of these securities.

During the third quarter of 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment followed actions by the U.S. Treasury Department and the Federal Housing Finance Agency with respect to FNMA and FHLMC. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during the third quarter. We do not hold any other securities issued by these entities. The total of these credit-related impairment losses during the year was $23 million, which was recorded in “investment income” on the income statement.

For the remaining auction rate securities and other debt securities, we have concluded that no additional other-than-temporary impairment losses existed as of December 31, 2008. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2008 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$12	$—	$—	$—	$12	$—
Mortgage and asset-backed securities	179	41	31	4	210	45
Corporate securities	43	2	5	1	48	3
U.S. state and local municipal securities	81	29	—	—	81	29
Other debt securities	—	—	—	—	—	—

Total debt securities	315	72	36	5	351	77
Common equity securities	1	—	—	—	1	—
Preferred equity securities	26	21	—	—	26	21

	$342	$93	$36	$5	$378	$98

The unrealized losses in the U.S. state and local municipal securities, preferred equity securities, and mortgage and asset-backed securities primarily relate to the auction rate securities discussed previously. The unrealized losses for the non-auction rate securities within those categories are primarily related to various fixed income securities, and are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

The amortized cost and estimated fair value of marketable securities and short-term investments at December 31, 2008, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$21	$21
Due after one year through three years	160	162
Due after three years through five years	27	26
Due after five years	589	521

	797	730
Equity securities	74	56

	$871	$786

NOTE 3. FINANCE RECEIVABLES

The following is a summary of finance receivables at December 31, 2008 and 2007 (in millions):

	2008	2007
Commercial term loans	$420	$351
Investment in finance leases	126	143
Asset-based lending	345	309
Receivable factoring	90	109

Gross finance receivables	981	912
Less: Allowance for credit losses	(25)	(13)

Balance at December 31	$956	$899

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding receivable balances at December 31, 2008 and 2007 are net of unearned income of $26 and $30 million, respectively.

When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2008 and 2007 (in millions):

	2008	2007
Customer receivable balances	$90	$109
Less: Amounts due to client	(62)	(74)

Net funds employed	$28	$35

Non-earning finance receivables were $94 and $42 million at December 31, 2008 and 2007, respectively, of which $57 and $19 million are U.S. government guaranteed portions of loans. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2008	2007
Balance at January 1	$13	$22
Provisions charged to operations	28	2
Charge-offs, net of recoveries	(16)	(11)

Balance at December 31	$25	$13

The carrying value of finance receivables at December 31, 2008, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying Value
Due in one year or less	$487
Due after one year through three years	68
Due after three years through five years	32
Due after five years	394

$981

Based on interest rates for financial instruments with similar terms and maturities, the estimated fair value of finance receivables is approximately $957 and $895 million as of December 31, 2008 and 2007, respectively. At December 31, 2008, we had unfunded loan commitments totaling $885 million, consisting of standby letters of credit of $136 million and other unfunded lending commitments of $749 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in millions):

	2008	2007
Vehicles	$5,508	$5,295
Aircraft (including aircraft under capitalized leases)	14,564	13,541
Land	1,068	1,056
Buildings	2,836	2,837
Building and leasehold improvements	2,702	2,604
Plant equipment	5,720	5,537
Technology equipment	1,620	1,699
Equipment under operating leases	136	153
Construction-in-progress	944	889

	35,098	33,611
Less: Accumulated depreciation and amortization	(16,833)	(15,948)

	$18,265	$17,663

As a result of business changes that occurred in the first quarter of 2007, including capacity-optimization programs in our domestic and international air freight forwarding business as well as changes to our aircraft orders and planned delivery dates, we began a review process of our aircraft fleet types to ensure that we maintain the optimum mix of aircraft types to service our international and domestic package businesses. The review was completed in March 2007, and based on the results of our evaluation, we accelerated the planned retirement of certain Boeing 727 and 747 aircraft, and recognized an impairment and obsolescence charge of $221 million for the aircraft and related engines and parts in 2007. This charge is included in the caption “Other expenses” in the Statements of Consolidated Income, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment. No impairments of aircraft or other long-lived assets were recognized in 2008 or 2006.

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. Changes in any of these factors, including a continuation of the rapid economic decline experienced in the second half of 2008, could result in modifications to our current aircraft fleet plan. Such modifications could result in a reduction in the expected useful life of an aircraft type or in impairment losses related to the early retirement of particular aircraft.

NOTE 5. EMPLOYEE BENEFIT PLANS

We sponsor various retirement and pension plans, including defined benefit and defined contribution plans which cover our employees worldwide. In the U.S. we maintain the following defined benefit pension plans: UPS Retirement Plan, UPS Pension Plan, UPS IBT Pension Plan, and one non-qualified plan, the UPS Excess Coordinating Benefit Plan.

We also sponsor various defined benefit plans covering certain of our International employees. The majority of our International obligations are for defined benefit plans in Canada and the United Kingdom. In addition, many of our International employees are covered by government-sponsored retirement and pension plans. We are not directly responsible for providing benefits to participants of government-sponsored plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries who are not members of a collective bargaining unit, as well as certain employees covered by a collective bargaining agreement. This plan generally provides for retirement benefits based on average compensation levels earned by employees prior to retirement. Benefits payable under this plan are subject to maximum compensation limits and the annual benefit limits for a tax qualified defined benefit plan as prescribed by the Internal Revenue Service.

The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to certain eligible participants in the UPS Retirement Plan for amounts that exceed the benefit limits described above.

The UPS Pension Plan is noncontributory and includes certain eligible employees of participating domestic subsidiaries and members of collective bargaining units that elect to participate in the plan. This plan provides for retirement benefits based on service credits earned by employees prior to retirement. Additionally, retirement benefits for certain participants are determined by an earnings-based formula.

We also sponsor postretirement medical plans in the U.S. that provide health care benefits to our retirees who meet certain eligibility requirements and who are not otherwise covered by multi-employer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to their domestic subsidiary company or collective bargaining agreements. We have the right to modify or terminate certain of these plans. These benefits have been provided to certain retirees on a noncontributory basis; however, in many cases, retirees are required to contribute all or a portion of the total cost of the coverage.

Our national master agreement with the International Brotherhood of Teamsters (“Teamsters”) allowed us, upon ratification, to withdraw employees from the Central States, Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multi-employer pension plan, and to establish a jointly trusteed single-employer plan (“UPS IBT Pension Plan”) for this group of employees. We recorded a pre-tax charge of $6.100 billion to establish our withdrawal liability upon ratification of the national master agreement, and made a $6.100 billion payment to the Central States Pension Fund in December 2007. In connection with the national master agreement and upon establishment of the UPS IBT Pension Plan, we restored certain benefit levels to our employee group within the new plan, which resulted in the initial recognition of a $1.701 billion pension liability and a corresponding $1.062 billion reduction of AOCI and $639 million reduction of long-term deferred tax liabilities.

The withdrawal liability was based on computations performed by independent actuaries employed by the Central States Pension Fund, in accordance with the plan document and the applicable requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). We negotiated our withdrawal from the Central States Pension Fund as part of our national master agreement with the Teamsters, which included other modifications to hourly wage rates, healthcare and pension benefits, and work rules. We sought to negotiate our withdrawal from the Central States Pension Fund, as we believed the fund would likely continue to have funding challenges, and would present a risk to UPS of having to face higher future contribution requirements and a risk to the security of the pension benefits of those UPS employees who participated in the fund. We believe that we benefited financially from the ability to achieve a ratified national master agreement seven months before the expiration of the previous agreement, as well as by gaining better control over the future cost and funding of pension benefits by limiting our obligations solely to UPS Teamster employees through the new UPS IBT Pension Plan. As the UPS IBT Pension Plan matures, we believe that it will become cost beneficial from a cash flow and earnings standpoint compared with having remained in the Central States Pension Fund.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisting of actuarial gains and losses and prior service costs and credits, to be recognized in other comprehensive income and subsequently amortized to the income statement. On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158, which resulted in a reduction to AOCI of $2.097 billion and a reduction of long-term deferred tax liabilities of $1.258 billion.

Additionally, we previously utilized the early measurement date option available under Statement No. 87 “Employers’ Accounting for Pensions”, and we measured the funded status of our plans as of September 30 each year. Under the provisions of FAS 158, we were required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect after-tax $44 million reduction to retained earnings as of January 1, 2008.

Net Periodic Benefit Cost

Information about net periodic benefit cost for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net Periodic Cost:
Service cost	$707	$520	$474	$96	$101	$102	$26	$31	$24
Interest cost	1,051	835	726	202	182	170	31	31	26
Expected return on assets	(1,517)	(1,302)	(1,106)	(49)	(46)	(43)	(35)	(31)	(22)
Amortization of:
Transition obligation	5	3	3	—	—	—	—	—	—
Prior service cost	184	57	36	(4)	(8)	(8)	1	1	1
Actuarial (gain) loss	8	109	148	20	22	29	—	5	7
Settlements / curtailments	—	—	—	—	3	—	—	—	1

Net periodic benefit cost	$438	$222	$281	$265	$254	$250	$23	$37	$37

Actuarial Assumptions

The table below provides the weighted average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Benefits			Postretirement Medical Benefits			International Pension Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.47%	6.00%	5.75%	6.25%	6.00%	5.75%	5.57%	4.97%	4.93%
Rate of compensation increase	4.50%	4.50%	4.00%	N/A	N/A	N/A	3.64%	3.40%	3.94%
Expected return on assets	8.96%	8.96%	8.96%	9.00%	9.00%	9.00%	7.54%	7.53%	7.67%

The table below provides the weighted average actuarial assumptions used to determine the benefit obligations of our plans.

	Pension Benefits		Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Discount rate	6.75%	6.47%	6.66%	6.25%	6.17%	5.56%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	3.65%	3.64%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A discount rate is used to determine the present value of our future benefit obligations. For plans in the U.S., Canada, and the U.K., the discount rate is determined by matching the expected cash flows to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. In 2008, a modification was made to the population from which the bond portfolio was chosen. We believe this change more closely approximates the population from which we would select bonds to settle our pension and postretirement medical benefit obligations. This particular change had an impact of raising the discount rate on average 23 and 17 basis points for the pension benefits and postretirement medical benefits, respectively. Each basis point increase in the discount rate decreases the projected benefit obligation by approximately $24 million and $3 million for pension and postretirement medical benefits, respectively. For all other plans outside the U.S., the discount rate is selected based on high quality fixed income indices available in the country in which the plan is domiciled. These assumptions are updated each year.

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

For the UPS Retirement Plan, we use a market-related valuation method for recognizing investment gains or losses. Investment gains or losses are the difference between the expected and actual return based on the market-related value of assets. This method recognizes investment gains or losses over a five year period from the year in which they occur, which reduces year-to-year volatility in pension expense. Our expense in future periods will be impacted as gains or losses are recognized in the market-related value of assets.

For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by country, based on the nature of liabilities and considering the demographic composition of the plan participants.

Health care cost trends are used to project future postretirement benefits payable from our plans. For year-end 2008 obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 8.0%, decreasing to 5.0% by the year 2014 and with consistent annual increases at that ultimate level thereafter.

Assumed health care cost trends have a significant effect on the amounts reported for the U.S. postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$6	$(6)
Effect on postretirement benefit obligation	91	(94)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Fair Value of Plan Assets

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of the respective measurement dates in each year (in millions). The measurement date for 2007 was September 30. Under the provisions of FAS 158, we began to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Benefit Obligations:
Net benefit obligation at beginning of year	$15,469	$13,558	$3,153	$2,992	$574	$551
Service cost	707	520	96	101	26	31
Interest cost	1,051	835	202	182	31	31
Gross benefits paid	(418)	(342)	(192)	(190)	(14)	(11)
Plan participants’ contributions	—	—	14	12	2	2
Plan amendments	20	1,722	182	47	—	—
Actuarial (gain)/loss	(782)	(824)	(324)	8	(70)	(95)
Foreign currency exchange rate changes	—	—	—	—	(113)	46
Curtailments and settlements	—	—	—	—	(4)	(6)
Effect of eliminating early measurement date	256	—	34	—	12	—
Other	—	—	1	1	(6)	25

Net benefit obligation at end of year	$16,303	$15,469	$3,166	$3,153	$438	$574

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$17,954	$15,374	$598	$551	$470	$348
Actual return on plan assets	(5,124)	2,445	(145)	73	(83)	37
Employer contributions	120	477	82	152	44	56
Plan participants’ contributions	—	—	14	12	2	2
Gross benefits paid	(418)	(342)	(192)	(190)	(14)	(11)
Foreign currency exchange rate changes	—	—	—	—	(103)	32
Curtailments and settlements	—	—	—	—	(4)	6
Effect of eliminating early measurement date	277	—	(8)	—	31	—

Fair value of plan assets at end of year	$12,809	$17,954	$349	$598	$343	$470

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status

The following table discloses the funded status, as of the respective measurement dates in each year, of our plans and the amounts recognized in our balance sheet as of December 31, on a pre-tax basis (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2008	2007	2008	2007	2008	2007
Funded Status:
Fair value of plan assets	$12,809	$17,954	$349	$598	$343	$470
Benefit obligation	(16,303)	(15,469)	(3,166)	(3,153)	(438)	(574)

Funded status	(3,494)	2,485	(2,817)	(2,555)	(95)	(104)
Employer contributions in the fourth quarter	—	4	—	25	—	24

Net amount recognized at December 31	$(3,494)	$2,489	$(2,817)	$(2,530)	$(95)	$(80)

Amounts Recognized in AOCI:
Unrecognized net transition obligation	4	9	—	—	—	—
Unrecognized net prior service cost / (benefit)	2,017	2,197	137	(51)	10	13
Unrecognized net actuarial loss	5,963	113	534	683	42	5

Net unrecognized cost at December 31	$7,984	$2,319	$671	$632	$52	$18

Amounts Recognized in our Balance Sheet:
Pension and postretirement benefit assets	$—	$4,406	$—	$—	$10	$15
Other current liabilities	(10)	(36)	(78)	(65)	(5)	(3)
Pension and postretirement benefit obligations	(3,484)	(1,881)	(2,739)	(2,465)	(100)	(92)

Net asset (liability) at December 31	$(3,494)	$2,489	$(2,817)	$(2,530)	$(95)	$(80)

The accumulated benefit obligation for our pension plans as of the measurement dates in 2008 and 2007 was $15.301 and $14.419 billion, respectively.

Employer contributions and benefits paid under the pension plans include $24 and $19 million paid from employer assets in 2008 and 2007, respectively. Employer contributions and benefits paid (net of participant contributions) under the postretirement medical benefit plans include $81 and $80 million paid from employer assets in 2008 and 2007, respectively.

As a result of losses experienced in the global equity markets, our U.S. domestic pension plans experienced a negative return on assets of approximately 26% in 2008. This negative return on assets, combined with a change in the discount rate, will increase pension costs by approximately $121 million in 2009 compared to 2008. The negative return on assets also had a significant adverse impact on shareowners’ equity in 2008, as the unrealized pension losses reduced AOCI by $3.717 billion, after-tax.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the respective measurement dates in 2008 and 2007, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2008	2007
U.S. Pension Benefits
Projected benefit obligation	$4,274	$1,920
Accumulated benefit obligation	4,249	1,883
Fair value of plan assets	1,908	—

International Pension Benefits
Projected benefit obligation	$165	$180
Accumulated benefit obligation	137	150
Fair value of plan assets	89	99

The accumulated postretirement benefit obligation exceeds plan assets for all of our U.S. postretirement benefit plans.

Accumulated Other Comprehensive Income

The amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2009 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Transition obligation	$4	$—	$—
Prior service cost / (benefit)	178	6	1
Actuarial loss	46	14	2

	$228	$20	$3

Plan Asset Investment Policy

The asset allocation for our U.S. pension and other postretirement plans as of the respective measurement dates in 2008 and 2007, and the target allocation as of December 31, 2008, by asset category, are as follows:

	Weighted Average Target Allocation 2008	Percentage of Plan Assets
		2008	2007
Equity securities	45% – 60%	44.2%	59.0%
Debt securities	20% – 35%	31.0%	25.0%
Real estate / other	10% – 25%	24.8%	16.0%

Total		100.0%	100.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities include UPS Class A shares of common stock in the amounts of $338 million (2.6% of total plan assets) and $460 million (2.5% of total plan assets), as of December 31, 2008 and September 30, 2007, respectively.

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

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Employer Contributions:
2009 (expected) to plan trusts	$778	$—	$29
2009 (expected) to plan participants	11	81	5

Expected Benefit Payments:
2009	$462	$184	$13
2010	535	199	14
2011	612	217	15
2012	696	229	16
2013	783	247	18
2014 - 2018	5,457	1,355	99

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

Other Plans

We also contribute to several multi-employer pension plans for which the previous disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $1.069, $7.642, and $1.405 billion during 2008, 2007, and 2006, respectively. The 2007 amount includes the $6.100 billion payment to withdraw from the Central States Pension Fund, as previously discussed.

We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the previous disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $990, $919, and $862 million during 2008, 2007, and 2006, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $116, $128, and $113 million for 2008, 2007, and 2006, respectively. In early 2009, we suspended the company matching contributions to the primary employee defined contribution plan.

Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $78, $72, and $62 million for 2008, 2007, and 2006, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2006 balance	$—	$290	$2,243	$2,533
Acquired	—	—	2	2
Currency / Other	—	5	37	42

December 31, 2007 balance	—	$295	$2,282	$2,577
Acquired	—	4	—	4
Impairments	—	—	(548)	(548)
Currency / Other	—	(11)	(36)	(47)

December 31, 2008 balance	$—	$288	$1,698	$1,986

The goodwill acquired in the International Package segment during 2008 was due to our purchase of a package delivery company in Romania and our buyout of a joint venture in Korea. The operating results of these acquired businesses are not material to the International Package segment. The currency / other balance includes the translation effect on goodwill from fluctuations in currency exchange rates, as well as escrow reimbursements and the resolution of certain tax contingencies from acquisitions completed previously.

We test our goodwill for impairment annually, as of October 1st, on a reporting unit basis in accordance with FAS 142. Our reporting units are comprised of the Europe, Asia, and Americas reporting units in the International Package reporting segment, and the Forwarding & Logistics, UPS Freight, MBE / UPS Store, and UPS Capital reporting units in the Supply Chain & Freight reporting segment. The impairment test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill, is performed. We primarily determine the fair value of our reporting units using a discounted cash flow model, and supplement this with observable valuation multiples for comparable companies, as applicable. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million which is included in the caption “other expenses” in the consolidated

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income statement. This impairment charge resulted from several factors, including a lower cash flow forecast due to a longer estimated economic recovery time for the LTL sector, and significant deterioration in equity valuations for other similar LTL industry participants. At the time of acquisition of Overnite Corporation, LTL equity valuations were higher and the economy was significantly stronger. We invested in operational improvements and technology upgrades to enhance service and performance, as well as expand service offerings. However, this process took longer than initially anticipated, and thus financial results have been below our expectations. Additionally, the LTL sector in 2008 has been adversely impacted by the economic recession in the U.S., lower industrial production and retail sales, volatile fuel prices, and significant levels of price-based competition. By the fourth quarter of 2008, the combination of these internal and external factors reduced our near term expectations for this unit, leading to the goodwill impairment charge. None of the other reporting units incurred an impairment of goodwill in 2008, nor did we have any goodwill impairment charges in 2007 or 2006.

The following is a summary of intangible assets at December 31, 2008 and 2007 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2008:
Trademarks, licenses, patents, and other	$47	$(40)	$7	4.6
Customer lists	113	(48)	65	8.9
Franchise rights	110	(41)	69	20.0
Capitalized software	1,728	(1,358)	370	3.2

Total Intangible Assets, Net	$1,998	$(1,487)	$511	4.5

December 31, 2007:
Trademarks, licenses, patents, and other	$75	$(54)	$21
Customer lists	162	(40)	122
Franchise rights	110	(35)	75
Capitalized software	1,663	(1,253)	410

Total Intangible Assets, Net	$2,010	$(1,382)	$628

All of our recorded intangible assets other than goodwill are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. In accordance with FAS 144, impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable. As a result of weak performance in our domestic package operations in the United Kingdom, we reviewed our long-lived assets, including intangible assets, for impairment within our U.K. domestic package entity. Based on recent performance and near-term projections, the value assigned to a customer list intangible asset acquired within the U.K. domestic package business was determined to be impaired. This was the result of both higher than anticipated customer turnover and reduced operating margins associated with an acquired business. Accordingly, an intangible asset impairment charge of $27 million was recorded for the year ended December 31, 2008, which is included in the caption “Other expenses” in the consolidated income statement.

Amortization of intangible assets was $202, $236, and $255 million during 2008, 2007 and 2006, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2008 for the next five years is as follows (in millions): 2009—$197; 2010—$138; 2011—$77; 2012—$20; 2013—$17. Amortization expense in future periods will be affected by business acquisitions, software development, and other factors.

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

Pro forma results of operations have not been presented for this acquisition because the effects of this transaction were not material. The results of operations are included in our statements of consolidated income from the date of acquisition. The purchase price allocations of acquired companies can be modified up to one year after the date of acquisition. No purchase price adjustments were made during 2008.

NOTE 8. DEBT OBLIGATIONS AND COMMITMENTS

Debt obligations, as of December 31, consist of the following (in millions):

	2008	2007
8.38% debentures	$741	$761
4.50% senior notes	1,739	—
5.50% senior notes	745	—
6.20% senior notes	1,479	—
Commercial paper	2,922	7,366
Floating rate senior notes	438	441
Capital lease obligations	425	479
Facility notes and bonds	433	435
UPS Notes	198	513
Pound Sterling notes	730	989
Other debt	21	34

Total debt	9,871	11,018
Less current maturities	(2,074)	(3,512)

Long-term debt	$7,797	$7,506

8.38% Debentures:

On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8.38% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. The fixed obligations associated with the debentures were previously swapped to floating rates, based on six month LIBOR plus a spread. Including the effect of the swaps, the average interest rate paid on the debentures for 2007 was 7.99%. The swaps were subsequently terminated, and the average interest rate paid on the debt in 2008 was 8.38%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.50%, 5.50%, and 6.25% Senior Notes:

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

Commercial Paper:

The weighted average interest rate on the commercial paper outstanding as of December 31, 2008 and 2007, was 0.55% and 4.36%, respectively. As of December 31, 2008, we have classified $1.0 billion of this commercial paper balance as long-term debt, based on our intent and ability to refinance this debt on a long-term basis, with the remaining $1.922 billion classified as a current liability in our consolidated balance sheet. At December 31, 2007, we had classified $4.0 billion of our commercial paper balance as long-term debt, due to the issuance of fixed rate notes subsequent to December 31, 2007. The amount of commercial paper outstanding in 2009 is expected to fluctuate. We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain as of December 31, 2008. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2008.

Floating Rate Senior Notes:

The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2008 and 2007 were 2.48% and 4.85%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053.

Capital Lease Obligations:

We have certain aircraft subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of aircraft subject to capital leases, which are included in Property, Plant and Equipment is as follows as of December 31 (in millions):

	2008	2007
Aircraft	$2,571	$2,573
Accumulated amortization	(491)	(416)

	$2,080	$2,157

These capital lease obligations have principal payments due at various dates from 2009 through 2021.

Facility Notes and Bonds:

We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, KY; Dallas, TX; Philadelphia,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PA; and Dayton, OH. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•

Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, KY. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2008 and 2007 were 1.86% and 3.62%, respectively.

•

Bonds with a principal balance of $43 million issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, KY. The bonds were issued in November 2006 and are due in November 2036. The bonds bear interest at a variable rate, and the average interest rates for 2008 and 2007 were 2.11% and 3.62%, respectively.

•

Bonds with a principal balance of $29 million issued by the Dallas / Forth Worth International Airport Facility Improvement Corporation associated with our Dallas, TX airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•

Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, PA airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2008 and 2007 were 1.75% and 3.54%, respectively.

•

Bonds with a principal balance of $108 million issued by the city of Dayton, OH associated with our Dayton airport facility, $62 million of which is due in 2009 and the remaining $46 million is due in 2018. The balance due in 2018 became callable beginning in 2008. The bond principal due in 2018 bears interest at a fixed rate of 5.63%, while the bond principal due in 2009 bears interest at fixed rates ranging from 6.05% to 6.20%.

UPS Notes:

The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2008, the coupon rates of the outstanding notes varied between 3.00% and 6.00%, and the interest payments are made either monthly, quarterly or semiannually. The maturities of the notes range from 2009 to 2027. Substantially all of the fixed obligations associated with the notes were swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the swaps for 2008 and 2007 was 2.48% and 4.83%, respectively.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt:

The other debt balance primarily relates to loans entered into in conjunction with our investment in various partnerships. Substantially all of this debt is classified as a current liability. The implied interest rates on this debt range from 3.20% to 6.43%.

Other Information

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $10.287 and $11.238 billion as of December 31, 2008 and 2007, respectively.

We lease certain aircraft, facilities, equipment and vehicles under operating leases, which expire at various dates through 2055. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $834, $896, and $912 million for 2008, 2007, and 2006, respectively.

The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2009	$83	$344	$2,007	$708
2010	121	288	18	658
2011	29	217	5	667
2012	30	147	22	406
2013	31	109	1,768	—
After 2013	246	423	5,658	—

Total	540	$1,528	$9,478	$2,439

Less: imputed interest	(115)

Present value of minimum capitalized lease payments	425
Less: current portion	(65)

Long-term capitalized lease obligations	$360

As of December 31, 2008, we had outstanding letters of credit totaling approximately $2.132 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2008, we had $262 million of surety bonds written.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on April 16, 2009. The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2008, there were no outstanding borrowings under these facilities.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. These covenants limit the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of secured indebtedness that may be incurred by the company, and limit the amount of sale-leaseback transactions that the company may engage in, to 10% of net tangible assets each. As of December 31, 2008 and for all prior periods, we have satisfied these financial covenants. As of December 31, 2008, 10% of net tangible assets is equivalent to $2.156 billion, however we have no qualifying sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on financial condition or liquidity.

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

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek back-pay, and compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted the Company’s Petition to hear the appeal of the trial court’s certification order. Oral argument took place in November 2008. The appeal will likely take one year. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS Freight, along with several other companies involved in the LTL freight business, is a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants conspired to fix fuel surcharge rates, and they seek injunctive relief, treble damages and attorneys’ fees. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases, and defendants’ motion to dismiss is pending for decision by the Court. These cases are at a preliminary stage and at this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2008, we had approximately 260,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement took effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (approximately 3,000). These agreements run through July 31, 2009.

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

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of December 31, 2008, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of December 31, 2008, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2008		2007		2006
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	349	$3	401	$4	454	$5
Common stock purchases	(11)	—	(18)	(1)	(17)	—
Stock award plans	6	—	3	—	3	—
Common stock issuances	3	—	3	—	2	—
Conversions of Class A to Class B common stock	(33)	—	(40)	—	(41)	(1)

Class A shares issued at end of year	314	$3	349	$3	401	$4

Class B Common Stock
Balance at beginning of year	694	$7	672	$7	646	$6
Common stock purchases	(43)	—	(18)	—	(15)	—
Conversions of Class A to Class B common stock	33	—	40	—	41	1

Class B shares issued at end of year	684	$7	694	$7	672	$7

Additional Paid-In Capital
Balance at beginning of year		$—		$—		$—
Stock award plans		497		462		371
Common stock purchases		(694)		(627)		(539)
Common stock issuances		197		165		168

Balance at end of year		$—		$—		$—

Retained Earnings
Balance at beginning of year		$14,186		$17,676		$17,037
Net income		3,003		382		4,202
Cumulative adjustment for accounting changes		(60)		(104)		—
Dividends ($1.80, $1.68, and $1.52 per share)		(1,853)		(1,778)		(1,647)
Common stock purchases		(2,864)		(1,990)		(1,916)

Balance at end of year		$12,412		$14,186		$17,676

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which resulted in a reduction to retained earnings of $104 million (discussed further in Note 13). On January 1, 2008, we recognized a $44 million reduction to retained earnings as a result of changing our measurement date under FAS 158, which is discussed further in Note 5. Also on January 1, 2008, we recognized a $16 million reduction to retained earnings as a result of adopting FAS 159, which is discussed further in Note 16.

For the years ended December 31, 2008, 2007 and 2006, we repurchased a total of 53.6, 35.9, and 32.6 million shares of Class A and Class B common stock for $3.558, $2.618, and $2.455 billion, respectively. In January 2008, our Board of Directors authorized an increase in our share repurchase authority to $10.0 billion. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2008	2007	2006
Foreign currency translation gain (loss):
Balance at beginning of year	$81	$(109)	$(163)
Aggregate adjustment for the year	(119)	190	54

Balance at end of year	(38)	81	(109)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	9	12	11
Current period changes in fair value (net of tax effect of $(33), $4, and $(3))	(78)	6	(4)
Reclassification to earnings (net of tax effect of $5, $(5), and $3)	9	(9)	5

Balance at end of year	(60)	9	12

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	(250)	68	83
Current period changes in fair value (net of tax effect of $(33), $(177), and $(4))	(54)	(294)	(7)
Reclassification to earnings (net of tax effect of $118, $(14), and $(5))	197	(24)	(8)

Balance at end of year	(107)	(250)	68

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(1,853)	(2,176)	(95)
Reclassification to earnings (net of tax effect of $81, $73, and $0)	133	122	—
Net actuarial gain / loss and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(2,235), $111, and $11)	(3,717)	201	16
FAS 158 transition adjustment (net of tax effect $(1,258) in 2006)	—	—	(2,097)

Balance at end of year	(5,437)	(1,853)	(2,176)

Accumulated other comprehensive income (loss) at end of year	$(5,642)	$(2,013)	$(2,205)

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

Deferred Compensation Obligations and Treasury Stock

We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the balance sheet. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2008, 2007, and 2006 is as follows (in millions):

	2008		2007		2006
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$137		$147		$161
Reinvested dividends		5		4		4
Benefit payments		(21)		(14)		(18)

Balance at end of year		$121		$137		$147

Treasury Stock
Balance at beginning of year	(2)	$(137)	(3)	$(147)	(3)	$(161)
Reinvested dividends	—	(5)	—	(4)	—	(4)
Benefit payments	—	21	1	14	—	18

Balance at end of year	(2)	$(121)	(2)	$(137)	(3)	$(147)

NOTE 11. STOCK-BASED COMPENSATION

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 112 million, with the number of shares reserved for issuance as restricted stock limited to 34 million. As of December 31, 2008, management incentive awards, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan.

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

We also award RSUs in conjunction with our long-term incentive performance awards program to certain eligible employees. The RSUs ultimately granted under the long-term incentive performance award are based

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the achievement of certain performance measures, including growth in consolidated revenue and operating return on invested capital, each year during the performance award cycle, and other measures, including growth in consolidated earnings, over the entire three year performance award cycle.

As of December 31, 2008, we had the following nonvested RSUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2008	9,982	$74.34
Vested	(2,839)	74.06
Granted	6,238	46.56
Reinvested Dividends	314	N/A
Forfeited / Expired	(255)	73.11

Nonvested at December 31, 2008	13,440	61.77	2.23	$741

RSUs Expected to Vest	12,647	62.13	2.16	$698

The fair value of each RSU is the New York Stock Exchange (“NYSE”) closing price on the date of grant. The weighted-average grant date fair value of RSUs granted during 2008, 2007, and 2006 was $46.56, $74.94, and $74.87, respectively. The total fair value of RSUs vested was $141, $145, and $82 million in 2008, 2007, and 2006, respectively. As of December 31, 2008, there was $633 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 3 years and 7 months.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	19,223	$66.23
Exercised	(918)	57.37
Granted	199	71.58
Forfeited / Expired	(207)	73.32

Outstanding at December 31, 2008	18,297	$66.65	5.12	$5

Exercisable at December 31, 2008	10,163	$61.13	3.59	$5

Options Expected to Vest	7,907	$73.54	6.98	$—

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options are as follows:

	2008	2007	2006
Expected dividend yield	2.39%	2.28%	1.80%
Risk-free interest rate	3.79%	4.65%	5.13%
Expected life in years	7.5	7.5	7.0
Expected volatility	22.24%	19.15%	18.42%
Weighted average fair value of options granted	$16.77	$16.85	$21.05

Expected volatilities are based on the historical returns on our stock and the implied volatility of our publicly-traded options. The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding, and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the grants, and an index of peer companies with similar grant characteristics.

We received cash of $46, $52, and $30 million during 2008, 2007, and 2006, respectively, from option holders resulting from the exercise of stock options. We received a tax benefit of $4, $9, and $12 million during 2008, 2007, and 2006, respectively, from the exercise of stock options. The adoption of FAS 123(R) required us to change the statement of cash flow classification of these tax benefits, and as a result, these tax benefits are reported as cash from financing activities rather than cash from operating activities.

The total intrinsic value of options exercised during 2008, 2007, and 2006 was $13, $31, and $45 million, respectively. As of December 31, 2008, there was $49 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 2 years and 7 months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$30.00 - $50.00	996	0.87	$49.97	996	$49.97
$50.01 - $60.00	2,300	2.21	56.97	2,300	56.97
$60.01 - $70.00	5,166	3.78	61.21	5,166	61.21
$70.01 - $80.00	7,568	6.82	71.23	1,385	71.26
$80.01 - $120.00	2,267	7.33	80.92	316	80.88

	18,297	5.12	$66.65	10,163	$61.13

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

As of December 31, 2008, we had the following nonvested RPUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2008	4,417	$71.50
Vested	(1,519)	64.36
Granted	2,287	71.06
Reinvested Dividends	194	N/A
Forfeited / Expired	(93)	72.00

Nonvested at December 31, 2008	5,286	72.88	2.09	$292

RPUs Expected to Vest	4,887	72.96	2.00	$270

The fair value of each RPU is the NYSE closing price on the date of grant. The weighted-average grant date fair value of RPUs granted during 2008, 2007, and 2006 was $71.06, $70.90, and $80.88, respectively. The total fair value of RPUs vested during 2008, 2007, and 2006 was $83, $19, and $13 million, respectively. As of December 31, 2008, there was $170 million of total unrecognized compensation cost related to nonvested RPUs. That cost is expected to be recognized over a weighted average period of 3 years and 6 months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees. Under the plan, shares of UPS class A common stock may be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of UPS class B common stock on the first or the last day of each quarterly period. Employees purchased 1.9, 1.8, and 1.9 million shares at average prices of $55.27, $64.20, and $66.64 per share during 2008, 2007, and 2006, respectively. Compensation cost is measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model. In 2009, we modified the employee stock purchase plan whereby shares of UPS class A common stock are now purchased at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Under the provisions of FAS 123(R), no compensation cost will be measured for the modified employees’ purchase rights.

The weighted average assumptions used and the calculated weighted average fair value of employees’ purchase rights granted, are as follows:

	2008	2007	2006
Expected dividend yield	2.59%	2.13%	1.79%
Risk-free interest rate	1.76%	4.60%	4.59%
Expected life in years	0.25	0.25	0.25
Expected volatility	16.81%	16.26%	15.92%
Weighted average fair value of purchase rights*	$8.85	$9.80	$10.30

*	Includes the 10% discount from the market price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (see Note 1), with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, short-term investments, and certain real estate investments.

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2008	2007	2006
Revenue:
U.S. Domestic Package	$31,278	$30,985	$30,456
International Package	11,293	10,281	9,089
Supply Chain & Freight	8,915	8,426	8,002

Consolidated	$51,486	$49,692	$47,547

Operating Profit (Loss):
U.S. Domestic Package	$3,907	$(1,531)	$4,923
International Package	1,580	1,831	1,710
Supply Chain & Freight	(105)	278	2

Consolidated	$5,382	$578	$6,635

Assets:
U.S. Domestic Package	$18,796	$23,756	$19,274
International Package	5,723	5,994	5,496
Supply Chain & Freight	6,775	7,606	7,150
Unallocated	585	1,686	1,290

Consolidated	$31,879	$39,042	$33,210

Depreciation and Amortization Expense:
U.S. Domestic Package	$1,031	$979	$989
International Package	588	546	547
Supply Chain & Freight	195	220	212

Consolidated	$1,814	$1,745	$1,748

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by product type for the years ended December 31 is as follows (in millions):

	2008	2007	2006
U.S. Domestic Package:
Next Day Air	$6,559	$6,738	$6,778
Deferred	3,325	3,359	3,424
Ground	21,394	20,888	20,254

Total U.S. Domestic Package	31,278	30,985	30,456
International Package:
Domestic	2,344	2,177	1,950
Export	8,294	7,488	6,554
Cargo	655	616	585

Total International Package	11,293	10,281	9,089
Supply Chain & Freight:
Forwarding and Logistics	6,293	5,911	5,681
Freight	2,191	2,108	1,952
Other	431	407	369

Total Supply Chain & Freight	8,915	8,426	8,002

Consolidated	$51,486	$49,692	$47,547

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2008	2007	2006
United States:
Revenue	$38,553	$37,741	$36,805
Long-lived assets	$17,422	$21,662	$18,659
International:
Revenue	$12,933	$11,951	$10,742
Long-lived assets	$5,136	$5,189	$4,800
Consolidated:
Revenue	$51,486	$49,692	$47,547
Long-lived assets	$22,558	$26,851	$23,459

Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2008	2007	2006
Current:
U.S. Federal	$1,510	$35	$1,674
U.S. State and Local	173	67	217
Non-U.S.	155	107	129

Total Current	1,838	209	2,020
Deferred:
U.S. Federal	115	(79)	291
U.S. State and Local	4	(36)	33
Non-U.S.	55	(45)	(36)

Total Deferred	174	(160)	288

Total	$2,012	$49	$2,308

Income before income taxes includes the following components (in millions):

	2008	2007	2006
United States	$4,547	$(32)	$6,020
Non-U.S.	468	463	490

	$5,015	$431	$6,510

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	2.5	0.5	2.2
Non-U.S. tax rate differential	1.0	(21.6)	(1.2)
Nondeductible/nontaxable items	5.1	3.1	1.4
U.S. federal tax credits	(3.0)	(22.0)	(2.0)
Other	(0.5)	16.4	0.1

Effective income tax rate	40.1%	11.4%	35.5%

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million. The impairment was not deductible for tax purposes and therefore negatively impacted our effective tax rate in 2008.

During the third quarter of 2006, we recognized a $52 million reduction of income tax expense related to favorable developments with certain U.S. federal tax contingency matters involving non-U.S. operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2008	2007
Property, plant and equipment	$3,047	$2,864
Goodwill and intangible assets	694	636
Pension plans	—	693
Other	352	355

Gross deferred tax liabilities	4,093	4,548

Other postretirement benefits	944	890
Pension plans	1,425	—
Loss and credit carryforwards (non-U.S. and state)	264	189
Insurance reserves	617	606
Vacation pay accrual	192	185
Stock compensation	214	165
Other	534	574

Gross deferred tax assets	4,190	2,609
Deferred tax assets valuation allowance	(117)	(56)

Net deferred tax assets	4,073	2,553

Net deferred tax liability	$20	$1,995

Amounts recognized in the balance sheet:
Current deferred tax asset	$494	$606

Non-current deferred tax asset	$74	$19

Non-current deferred tax liabilities	$588	$2,620

The valuation allowance changed by $(61), $(13), and $11 million during the years ended December 31, 2008, 2007 and 2006, respectively.

We have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2008	2007
U.S. state and local operating loss carryforwards	$1,320	$1,773
U.S. state and local credit carryforwards	$74	$68

The operating loss carryforwards expire at varying dates through 2028. The state credits can be carried forward for periods ranging from three years to indefinitely.

We also have non-U.S. loss carryforwards of approximately $605 million as of December 31, 2008, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state loss carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $1.842 billion at December 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We adopted FIN 48 on January 1, 2007. The cumulative effect of adopting this standard was to recognize a $104 million decrease in the January 1, 2007 balance of retained earnings.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2007	$373	$88	$6
Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	34	13	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(12)	9	—
Settlements during the period	(49)	(34)	(2)
Lapses of applicable statute of limitations	(4)	(1)	—

Balance at December 31, 2007	$355	$75	$6

Additions for tax positions of the current year	28	—	1
Additions for tax positions of prior years	63	33	5
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(46)	(9)	(2)
Settlements during the period	(9)	(2)	—
Lapses of applicable statute of limitations	(3)	—	—

Balance at December 31, 2008	$388	$97	$10

The total amount of gross unrecognized tax benefits as of December 31, 2008 and 2007 that, if recognized, would affect the effective tax rate was $206 million and $189 million, respectively. We also had gross recognized tax benefits of $583 million and $567 million recorded as of December 31, 2008 and 2007, respectively, associated with outstanding refund claims for prior tax years. Therefore, we had a net receivable recorded with respect to prior year income tax matters in the accompanying balance sheets. Additionally, we have recognized a receivable for interest of $135 million and $116 million for the recognized tax benefits associated with outstanding refund claims as of December 31, 2008 and December 31, 2007, respectively. Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. As of December 31, 2008, we had substantially resolved all U.S. federal income tax matters for tax years prior to 1999. In February and July 2008, the Internal Revenue Service (“IRS”) completed its audit of the tax years 1999 through 2002 and tax years 2003 through 2004, respectively, with only a limited number of issues that will be considered by the IRS Appeals Office by the end of 2009. In late 2008, the IRS began the initial planning phase of the income tax audit for tax years 2005 through 2007. Along with this audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes on transportation of property by air and fuel purchases, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment; however, we do not believe that the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolution of this matter would have a material adverse effect on our financial condition, results of operations, or liquidity. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state and local matters are subject to ongoing litigation.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2008	2007	2006
Numerator:
Net income	$3,003	$382	$4,202

Denominator:
Weighted average shares	1,014	1,055	1,082
Deferred compensation obligations	2	2	3

Denominator for basic earnings per share	1,016	1,057	1,085

Effect of dilutive securities:
Restricted performance units	2	2	1
Restricted stock units	3	2	1
Stock options	1	2	2

Denominator for diluted earnings per share	1,022	1,063	1,089

Basic earnings per share	$2.96	$0.36	$3.87

Diluted earnings per share	$2.94	$0.36	$3.86

Diluted earnings per share for the years ended December 31, 2008, 2007, and 2006 exclude the effect of 11.7, 8.9, and 6.3 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commodity Price Risk Management

We are exposed to changes in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we use a combination of options contracts to provide partial protection from changing fuel and energy prices. The net fair value of such contracts subject to price risk, excluding the underlying exposures, as of December 31, 2008 and 2007 was an asset (liability) of $0 and $(179) million, respectively. We have designated and account for these contracts as cash flow hedges, and to the extent the hedges remain effective, the resulting gains and losses from these hedges are recognized in the income statement when the underlying fuel or energy product being hedged is consumed.

In the fourth quarter of 2008, we terminated several energy derivatives and received $87 million in cash. Additionally, in the second quarter of 2006, we terminated several energy derivatives and received $229 million in cash. These transactions are reported in “other investing activities” in the statement of cash flows. As these derivatives qualified for hedge accounting, were designated as hedges, and maintained their effectiveness, the gains associated with these hedges were recognized in income over the original term of the hedges. The hedges that were terminated in the fourth quarter of 2008 will be recognized in the income statement through the first quarter of 2009.

Foreign Currency Exchange Risk Management

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge currency cash flow exposures. As of December 31, 2008 and 2007, the net fair value of the hedging instruments described above was an asset (liability) of $241 and $(42) million, respectively. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales occur.

Interest Rate Risk Management

Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. We also utilize forward starting swaps and similar instruments to lock in all or a portion of the borrowing cost of anticipated debt issuances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have designated and account for these contracts as either hedges of the fair value of the associated debt instruments, or as hedges of the variability in expected future interest payments. Any periodic settlement payments are accrued monthly, as either a charge or credit to interest expense, and are not material to net income. The net fair value of our interest rate swaps at December 31, 2008 and 2007 was a liability of $388 and $94 million, respectively.

Concurrent with the issuance of $4.0 billion in long-term fixed rate notes in January 2008, as discussed further in Note 8, we settled certain derivatives that were designated as hedges of the borrowing costs of the notes offering, resulting in a cash outflow of $84 million (which is reported in “other financing activities” on the cash flow statement). This amount is amortized into expense as an adjustment to the effective yield over the life of the individual bonds that were hedged.

Credit Risk Management

The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to financial institutions that meet established credit guidelines. We do not expect to incur any material losses as a result of counterparty default.

Income Effects of Derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under FAS 133 whether effective or not, and must therefore be marked to market through income. Both the effective and ineffective portions of gains and losses on hedges are reported in the income statement category related to the hedged exposure. Ineffectiveness included in the income statement was a loss of $12 million for 2007, and was immaterial for 2008 and 2006. The elements excluded from the measure of effectiveness were immaterial for 2008, 2007 and 2006.

As of December 31, 2008, $191 million in pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ending December 31, 2009. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to income during 2008 in connection with forecasted transactions that were no longer considered probable of occurring.

At December 31, 2008, the maximum term of derivative instruments that hedge forecasted transactions was 18 months.

NOTE 16. FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted Statement No. 157 “Fair Value Measurements” (“FAS 157”), which requires disclosures about our assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. We have not applied the provisions of FAS 157 to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. We began to apply the provisions of FAS 157 to these assets and liabilities beginning January 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, FAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008, representing the cumulative effect adjustment of adopting FAS 159. These investments are reported in “other non-current assets” on the consolidated balance sheet.

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

Marketable Securities – Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include non-auction rate asset-backed securities, corporate bonds, and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing, or other models that utilize observable inputs such as yield curves.

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. These valuations may be revised in future periods as market conditions evolve. These securities were valued as of December 31, 2008 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

Derivative Contracts – Our foreign currency, interest rate, and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and commodity forward prices, and therefore are classified as Level 2.

Other Investments—Financial assets and liabilities utilizing Level 3 inputs include our holdings in certain investment partnerships. These partnership holdings do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Marketable securities	$133	$437	$216	$786
Derivative contracts	—	242	—	242
Other investments	—	—	331	331

Total	$133	$679	$547	$1,359

Liabilities
Derivative contracts	$—	$389	$—	$389

Total	$—	$389	$—	$389

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2008 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2008	$10	$363	$373
Transfers into (out of) Level 3	347	—	347
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(20)	(32)	(52)
Included in accumulated other comprehensive income (pre-tax)	(71)	—	(71)
Purchases, issuances, and settlements	(50)	—	(50)

Balance on December 31, 2008	$216	$331	$547

NOTE 17. RESTRUCTURING COSTS AND RELATED EXPENSES

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

Lynx Express Ltd.

In conjunction with our integration of the Lynx business, in 2006 we implemented a series of initiatives to reduce operating costs and maximize the efficiencies of the UPS network in the United Kingdom. These initiatives included closing existing hubs and constructing a consolidated sorting facility as well as establishing a

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

European shared service center in Poland. As a result of these initiatives, we accrued certain costs related to employee severance, lease terminations and other facility costs, and recorded a reduction in the fair value of certain assets acquired. The restructuring costs that impacted the acquired Lynx business resulted in an adjustment to goodwill of $7 million in 2006. The remaining integration costs for this restructuring program, including facility costs associated with capacity expansion, were recognized as expense when incurred. We completed this integration program in 2008, at which time certain hubs were closed and the new consolidated sorting facility became fully operational.

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

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France. The objective of this restructuring plan was to reduce our forwarding and logistics cost structure and focus on profitable revenue growth in the Europe region. The restructuring principally consisted of an employment reduction program which included a voluntary termination phase followed by an involuntary termination phase. The employment reduction program was ratified by our company’s trade union representatives in France in July 2007 and communicated to employees immediately following the ratification. Employees participating in this program are entitled to severance benefits, including certain bonuses for employees participating in the voluntary termination phase. These severance benefits are formula-driven and are in accordance with French statutory laws as well as the applicable collective bargaining agreements. The employment reduction program resulted in 103 employees accepting the voluntary termination offer and 342 positions being subject to the involuntary termination program. The restructuring also included costs incurred related to contract terminations for leased facilities, vehicles and equipment as well as impairment charges associated with long-lived assets. We recorded a restructuring charge of $42 million related to severance costs and $4 million for impairments and other contract termination costs in the third quarter of 2007. This restructuring plan was completed during 2008.

UPS Special Voluntary Separation Opportunity

In December 2006, we offered a special voluntary separation opportunity (“SVSO”) to approximately 640 employees who work in non-operating functions. This program was established to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program. The cash payout related to this program totaled $28 million and $35 million during 2008 and 2007, respectively. The $68 million charge was included in the caption “Compensation and benefits” in the Statement of Consolidated Income, of which $53 million impacted our U.S. Domestic Package segment, $8 million impacted our Supply Chain & Freight segment, and $7 million impacted our International Package segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. QUARTERLY INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Revenue:
U.S. Domestic Package	$7,735	$7,552	$7,714	$7,579	$7,841	$7,545	$7,988	$8,309
International Package	2,759	2,385	2,948	2,500	2,949	2,529	2,637	2,867
Supply Chain & Freight	2,181	1,969	2,339	2,110	2,323	2,131	2,072	2,216

Total revenue	12,675	11,906	13,001	12,189	13,113	12,205	12,697	13,392
Operating profit (loss):
U.S. Domestic Package	959	941	899	1,192	1,117	1,228	932	(4,892)
International Package	421	371	407	475	386	428	366	557
Supply Chain & Freight	113	46	148	98	129	52	(495)	82

Total operating profit (loss)	1,493	1,358	1,454	1,765	1,632	1,708	803	(4,253)
Net income (loss)	$906	$843	$873	$1,104	$970	$1,076	$254	$(2,641)

Earnings (loss) per share:
Basic	$0.87	$0.79	$0.86	$1.04	$0.96	$1.02	$0.25	$(2.52)
Diluted	$0.87	$0.78	$0.85	$1.04	$0.96	$1.02	$0.25	$(2.52)

Fourth quarter 2008 operating profit includes the goodwill impairment charge of $548 million in our Supply Chain & Freight segment and the intangible asset impairment charge of $27 million in our International Package segment, as discussed in Note 6. There were no tax benefits related to these two charges, therefore fourth quarter 2008 net income was reduced by $575 million, which reduced basic and diluted earnings per share by $0.58.

First quarter 2007 operating profit includes the aircraft impairment charge of $221 million as discussed in Note 4 ($159 million U.S. Domestic Package and $62 million International Package), and the SVSO charge of $68 million as discussed in Note 17 ($53 million U.S. Domestic Package, $7 million International Package, and $8 million Supply Chain & Freight). The after-tax impact of these two charges reduced first quarter 2007 net income by $184 million, which reduced basic earnings per share by $0.17, and diluted earnings per share by $0.18.

Third quarter 2007 operating profit includes the $46 million charge related to the restructuring of our France forwarding and logistics operations within our Supply Chain & Freight reporting segment, as discussed in Note 17. The after-tax impact of this charge reduced third quarter 2007 net income by $31 million, which reduced basic and diluted earnings per share by $0.03.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:

UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (“the Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2008. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2008 and the related consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2008, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

United Parcel Service, Inc.

February 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President and Chief Operating Officer	53	Senior Vice President and Chief Operating Officer (2007 – present), President, UPS Airlines (2007 – 2008), Senior Vice President and President, UPS International (2003 – 2007), UPS/Fritz Companies Integration Manager (2001 – 2002).

David A. Barnes Senior Vice President and Chief Information Officer	53	Senior Vice President and Chief Information Officer (2005 – present), Corporate Information Services Portfolio Coordinator (2001 – 2004).

Daniel J. Brutto Senior Vice President and President, UPS International	52	Senior Vice President and President, UPS International (2008 – present), President, Global Freight Forwarding (2006-2007), Corporate Controller (2004 – 2006), Vice President (1997 – 2004).

D. Scott Davis Chairman and Chief Executive Officer	57	Chairman and Chief Executive Officer (2008 – present), Vice Chairman (2006 – 2007), Senior Vice President (2001-2007), Chief Financial Officer and Treasurer (2001 – 2007), Director (2006 – present).

Alan Gershenhorn Senior Vice President	50	Senior Vice President, Worldwide Sales and Marketing (2008 – present), Senior Vice President and President, UPS International (2007), President, UPS Supply Chain Solutions – Asia and Europe (2006), President, UPS Supply Chain Solutions – Shared Services (2005), President, United Parcel Service Canada, Ltd. (2002 – 2004).

Myron Gray Senior Vice President	51	Senior Vice President, U.S. Operations (2009 – present), Vice President, Americas Region (2008 – 2009), Vice President, North Central Region (2004-2008), Vice President, Southwest Region (2002-2004).

Allen E. Hill Senior Vice President	53	Senior Vice President, Human Resources (2007 – present), Senior Vice President, Human Resources and Public Affairs (2006 – 2007), Senior Vice President, General Counsel and Corporate Secretary (2004 – 2006), Corporate Legal Department Manager (1995 – 2004).

Kurt P. Kuehn Senior Vice President, Chief Financial Officer and Treasurer	54	Senior Vice President, Chief Financial Officer and Treasurer (2008 – present), Senior Vice President, Worldwide Sales and Marketing (2004 – 2007), Vice President, Investor Relations (1999 – 2003).

Teri P. McClure Senior Vice President, General Counsel and Corporate Secretary	45	Senior Vice President, General Counsel and Corporate Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006), Compliance Department Manager (2004 – 2005), District Manager (2003 – 2005), and Vice President (1999 – 2003).

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
John J. McDevitt Senior Vice President	50	Senior Vice President, Global Transportation Services and Labor Relations (2005 – present), Senior Vice President, Strategic Integration (2003 – 2005), Air Region Manager (2000 – 2002).

Christine M. Owens Senior Vice President	53	Senior Vice President, Communications and Brand Management (2005 – present), Corporate Transportation Group Manager (2004 – 2005), Region Manager (1997 – 2004).

Robert E. Stoffel Senior Vice President	53	Senior Vice President, Engineering, Strategy and Supply Chain Distribution (2007 – present), Senior Vice President of Supply Chain Group (2004 – 2007), President, UPS Supply Chain Solutions, Inc. (2002 – 2003), Vice President, UPS Logistics Group, Inc. (2000 – 2002).

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors—Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation Discussion and Analysis,” “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant and Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 7, 2009 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

See Item 8 for the financial statements filed with this report.

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 25, 2009

/S/ MICHAEL J. BURNS Michael J. Burns	Director	February 25, 2009

/S/ D. SCOTT DAVIS D. Scott Davis	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ STUART E. EIZENSTAT Stuart E. Eizenstat	Director	February 25, 2009

/S/ MICHAEL L. ESKEW Michael L. Eskew	Director	February 25, 2009

William R. Johnson	Director

/S/ KURT P. KUEHN Kurt P. Kuehn	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/S/ ANN M. LIVERMORE Ann M. Livermore	Director	February 24, 2009

/S/ RUDY MARKHAM Rudy Markham	Director	February 26, 2009

/S/ JOHN W. THOMPSON John W. Thompson	Director	February 24, 2009

/S/ CAROL B. TOMÉ Carol B. Tomé	Director	February 24, 2009

/S/ BEN VERWAAYEN Ben Verwaayen	Director	February 24, 2009

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

2.2	—	Agreement and Plan of Merger, dated as of May 15, 2005, among United Parcel Service, Inc., Overnite Corporation, and Olympic Merger Sub, Inc. (incorporated by reference to the Form 8-K, filed on May 18, 2005).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K, filed on November 12, 2008.

4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).

4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).

4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.9	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.10	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.11	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).

4.12	—	Form of Underwriting Agreement relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

Exhibit No.		Description
4.13	—	Distribution Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 30, 2008) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2008).

4.14	—	Underwriting agreement relating to 4.50% Senior Notes due January 15, 2013, 5.50% Senior Notes due January 15, 2018 and 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on January 15, 2008).

4.15	—	Form of Note for 4.50% Senior Notes due January 15, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2008).

4.16	—	Form of Note for 5.50% Senior Notes due January 15, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 15, 2008).

4.17	—	Form of Note for 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 15, 2008).

10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24 (incorporated by reference to Exhibit 10.1 to 2001 Annual Report on Form 10-K).

(1) Amendment No. 25 to the UPS Thrift Plan (incorporated by reference to Exhibit 10.1(1) to 2002 Annual Report on Form 10-K).

10.2	—	UPS Retirement Plan, as Amended and Restated, including Amendment Nos. 1 through 37 (incorporated by reference to Exhibit 10.2 to 2007 Annual Report on Form 10-K).

†10.3	—	UPS Savings Plan, as Amended and Restated.

10.4	—	Credit Agreement (364-Day Facility) dated April 17, 2008 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2008).

10.5	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2007).

†10.6	—	UPS Excess Coordinating Benefit Plan, as amended and restated.

10.7	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to 2003 Annual Report on Form 10-K).

10.8	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).

(1) Amendment No. 1 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.19(1) to 1999 Annual Report on Form 10-K).

(2) Amendment No. 2 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.19(2) to 1999 Annual Report on Form 10-K).

Exhibit No.		Description
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

(11) Amendment No. 11 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.9(11) to 2007 Annual Report on Form 10-K).

(12) Amendment No. 12 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.9(12) to 2007 Annual Report on Form 10-K).

(13) Amendment No. 13 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.9(13) to 2007 Annual Report on Form 10-K).

(14) Amendment No. 14 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.9(14) to 2007 Annual Report on Form 10-K).

(15) Amendment No. 15 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.9(15) to 2007 Annual Report on Form 10-K).

(16) Amendment No. 16 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.9(16) to 2007 Annual Report on Form 10-K).

†(17)Amendment No. 17 to the UPS Qualified Stock Ownership Plan and Trust Agreement.

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

Exhibit No.		Description

(4) Form of Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2006).

(5)    Form of Restricted Stock Unit Award Agreement for the 2007 Long-Term Incentive Performance Awards under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 7, 2007).

(6)    Form of First Amendment to Restricted Stock Award Agreement for Non-Management Directors under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007).

(7)    Form of Restricted Stock Unit Award Agreement for the 2008 Long-Term Incentive Performance Awards under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 20, 2008).

†10.10	—	UPS Deferred Compensation Plan, as amended and restated.

10.11	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.

10.12	—	Form of United Parcel Service, Inc. Discounted Employee Stock Purchase Plan (incorporated by reference to Appendix B to Definitive Proxy Statement for 2001 Annual Meeting of Shareowners).

(1) Amendment to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12(1) to the 2005 Annual Report on Form 10-K).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 14 to Part I, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

†12	—	Ratio of Earnings to Fixed Charges.

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.