Form 10-Q
period 2009-03-31
UNITED PARCEL SERVICE INC
filed 2009-05-07
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 295,790,049 Class A shares, and 699,249,273 Class B shares, with a par value of $0.01 per share, outstanding at April 30, 2009.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2009 (unaudited) and December 31, 2008

(In millions)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,738	$507
Marketable securities	608	542
Accounts receivable, net	4,680	5,547
Finance receivables, net	408	480
Deferred income tax assets	503	494
Other current assets	1,431	1,275

Total Current Assets	11,368	8,845
Property, Plant and Equipment, Net	18,000	18,265
Goodwill	1,964	1,986
Intangible Assets, Net	509	511
Non-Current Finance Receivables, Net	429	476
Other Non-Current Assets	1,503	1,796

Total Assets	$33,773	$31,879

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,346	$2,074
Accounts payable	1,677	1,855
Accrued wages and withholdings	1,588	1,436
Self-insurance reserves	712	732
Other current liabilities	1,471	1,720

Total Current Liabilities	8,794	7,817
Long-Term Debt	8,737	7,797
Pension and Postretirement Benefit Obligations	6,449	6,323
Deferred Income Tax Liabilities	583	588
Self-Insurance Reserves	1,658	1,710
Other Non-Current Liabilities	772	864
Shareowners’ Equity:
Class A common stock (303 and 314 shares issued in 2009 and 2008)	3	3
Class B common stock (694 and 684 shares issued in 2009 and 2008)	7	7
Additional paid-in capital	46	—
Retained earnings	12,363	12,412
Accumulated other comprehensive loss	(5,639)	(5,642)
Deferred compensation obligations	106	121

	6,886	6,901
Less: Treasury stock (2 shares in 2009 and 2008)	(106)	(121)

Total Shareowners’ Equity	6,780	6,780

Total Liabilities and Shareowners’ Equity	$33,773	$31,879

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$10,938	$12,675
Operating Expenses:
Compensation and benefits	6,332	6,500
Repairs and maintenance	276	298
Depreciation and amortization	430	452
Purchased transportation	1,212	1,595
Fuel	496	950
Other occupancy	272	280
Other expenses	1,202	1,107

Total Operating Expenses	10,220	11,182

Operating Profit	718	1,493

Other Income and (Expense):
Investment income	13	57
Interest expense	(82)	(134)

Total Other Income and (Expense)	(69)	(77)

Income Before Income Taxes	649	1,416
Income Tax Expense	248	510

Net Income	$401	$906

Basic Earnings Per Share	$0.40	$0.87

Diluted Earnings Per Share	$0.40	$0.87

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$401	$906
Change in foreign currency translation adjustment	(75)	108
Change in unrealized gain (loss) on marketable securities, net of tax	(3)	(20)
Change in unrealized gain (loss) on cash flow hedges, net of tax	42	(50)
Change in unrecognized pension and postretirement benefit costs, net of tax	39	33

Comprehensive income	$404	$977

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$401	$906
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	430	452
Pension and postretirement benefit expense	218	181
Pension and postretirement benefit contributions	(24)	(38)
Self-insurance reserves	(72)	11
Deferred taxes, credits and other	(73)	(114)
Stock compensation expense	105	117
Asset impairment charges	181	—
Other (gains) losses	(69)	158
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	750	162
Income taxes receivable	104	1,129
Other current assets	14	(155)
Accounts payable	(114)	5
Accrued wages and withholdings	178	235
Income taxes payable	202	331
Other current liabilities	(76)	(69)
Other operating activities	41	(6)

Net cash from operating activities	2,196	3,305

Cash Flows From Investing Activities:
Capital expenditures	(382)	(661)
Proceeds from disposals of property, plant and equipment	6	57
Purchases of marketable securities	(865)	(1,380)
Sales and maturities of marketable securities	763	1,106
Net (increase) decrease in finance receivables	60	(57)
Other investing activities	22	(93)

Net cash (used in) investing activities	(396)	(1,028)

Cash Flows From Financing Activities:
Net change in short-term debt	(434)	(1,190)
Proceeds from long-term borrowings	3,016	4,056
Repayments of long-term borrowings	(346)	(4,113)
Purchases of common stock	(116)	(1,170)
Issuances of common stock	31	45
Dividends	(438)	(886)
Other financing activities	(256)	(84)

Net cash provided by (used in) financing activities	1,457	(3,342)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(26)	47

Net Increase (Decrease) In Cash And Cash Equivalents	3,231	(1,018)
Cash And Cash Equivalents:
Beginning of period	507	2,027

End of period	$3,738	$1,009

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2009, our results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

We had $191 million of restricted cash related to our self-insurance requirements, as of March 31, 2009 and December 31, 2008, which is reported in “Other Non-Current Assets” on the consolidated balance sheet.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

•

The disclosure requirements of Statement No. 157 “Fair Value Measurements” (“FAS 157”), which took effect on January 1, 2008, are presented in Note 12. On January 1, 2009, we implemented the previously deferred provisions of FAS 157 for nonfinancial assets and liabilities recorded at fair value, as required.

•	The disclosure requirements of Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), which took effect on January 1, 2009, are presented in Note 14.

•	The accounting requirements of Statement No. 141(R) “Business Combinations” (“FAS 141(R)”), which took effect on January 1, 2009, were adopted but had no impact on the company’s financial statements.

•

The accounting and presentation requirements of Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which took effect on January 1, 2009, had an immaterial impact on the financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCK-BASED COMPENSATION

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

During the first quarter of 2009, we granted target restricted stock units (“RSUs”) under the UPS Long-Term Incentive Performance Award program to eligible management. Of the total 2009 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2009 to 2011, using performance criteria targets established each year. For 2009, those targets consist of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2009 target award will be based upon our achievement of adjusted earnings per share for the three-year award cycle compared to a target established at the beginning of the award cycle.

The number of RSUs earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the RSUs earned may be a percentage less than or more than 100% of the target RSUs for each tranche. Based on the date that the eligible management population and performance targets were approved for the 2009 performance tranches, we determined the award measurement date to be March 13, 2009, and therefore the target RSU grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $43.09 on that date.

Awards granted under the UPS Long-Term Incentive program are normally granted during the second quarter of each year, and awards granted under the UPS Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2009 and 2008 was $105 and $117 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. MARKETABLE SECURITIES

The following is a summary of marketable securities as of March 31, 2009 and December 31, 2008 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2009
Current marketable securities:
U.S. government and agency debt securities	$111	$2	$—	$113
Mortgage and asset-backed debt securities	261	4	12	253
Corporate debt securities	181	4	4	181
U.S. state and local municipal debt securities	48	—	—	48
Other debt and equity securities	35	—	22	13

Current marketable securities	636	10	38	608

Non-current marketable securities:
Asset-backed debt securities	150	—	47	103
U.S. state and local municipal debt securities	116	—	25	91
Preferred equity securities	17	—	4	13
Common equity securities	25	—	—	25

Non-current marketable securities	308	—	76	232

Total marketable securities	$944	$10	$114	$840

December 31, 2008
Current marketable securities:
U.S. government and agency debt securities	$93	$2	$—	$95
Mortgage and asset-backed debt securities	278	3	11	270
Corporate debt securities	158	5	3	160
Other debt and equity securities	30	—	13	17

Current marketable securities	559	10	27	542

Non-current marketable securities:
Asset-backed debt securities	150	—	34	116
U.S. state and local municipal debt securities	116	—	29	87
Preferred equity securities	21	—	8	13
Common equity securities	25	3	—	28

Non-current marketable securities	312	3	71	244

Total marketable securities	$871	$13	$98	$786

At March 31, 2009, we held $283 million in principal value of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. state and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations or money market securities. Substantially all of our investments in

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

auction rate securities maintain investment-grade ratings of BBB / Baa or higher by Standard & Poor’s Rating Service (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”), respectively.

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have continued to classify all of our investments in auction rate securities to non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of March 31, 2009. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of approximately $47 million on these securities as of March 31, 2009 in other comprehensive income ($76 million pre-tax), reflecting the cumulative decline in the estimated fair value of these securities.

We have concluded that no other-than-temporary impairment losses existed as of March 31, 2009. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

The amortized cost and estimated fair value of marketable securities at March 31, 2009, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$17	$17
Due after one year through three years	179	181
Due after three years through five years	40	40
Due after five years	633	553

	869	791
Equity securities	75	49

	$944	$840

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2009 and December 31, 2008 consists of the following (in millions):

	2009	2008
Vehicles	$5,455	$5,508
Aircraft (including aircraft under capitalized leases)	13,509	14,564
Land	1,066	1,068
Buildings	2,831	2,836
Building and leasehold improvements	2,725	2,702
Plant equipment	5,742	5,720
Technology equipment	1,610	1,620
Equipment under operating leases	132	136
Construction-in-progress	933	944

	34,003	35,098
Less: Accumulated depreciation and amortization	(16,003)	(16,833)

	$18,000	$18,265

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. In 2008, we had announced that we were in negotiations with DHL to provide air transportation services for all of DHL’s express, deferred and international package volume within the United States, as well as air transportation services between the United States, Canada and Mexico. During the first quarter of 2009, discussions on an agreement with DHL deteriorated as a result of the decreased scale of the air transportation services involved, and in early April 2009, UPS and DHL mutually agreed to terminate further discussions. Additionally, our U.S. Domestic Package air delivery volume has declined since the first quarter of 2008 as a result of persistent economic weakness and shifts in product mix from our premium air services to our lower cost ground services. As a result of these factors, the utilization of certain aircraft fleet types has declined and is expected to be lower in the future.

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that the anticipated termination of the proposed DHL agreement and the continuing deterioration in volume was a triggering event that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the cost basis of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, and impacted our U.S. Domestic Package segment. We currently continue to utilize and operate all of our other aircraft fleets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three month period ended March 31, 2009 and 2008 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Net Periodic Cost:
Service cost	$172	$177	$21	$23	$5	$7
Interest cost	283	263	53	50	7	8
Expected return on assets	(372)	(379)	(7)	(12)	(6)	(9)
Amortization of:
Transition obligation	1	1	—	—	—	—
Prior service cost	45	46	2	(1)	—	—
Actuarial (gain) loss	11	2	3	5	—	—
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$140	$110	$72	$65	$6	$6

During the first three months of 2009, we contributed $11 and $13 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $811 and $67 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2009 and December 31, 2008 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2008 balance	$—	$288	$1,698	$1,986
Acquired	—	—	—	—
Currency / Other	—	(9)	(13)	(22)

March 31, 2009 balance	—	$279	$1,685	$1,964

The decrease in goodwill in the International Package and Supply Chain & Freight segments was due to the impact of the strengthening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of March 31, 2009 and December 31, 2008 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2009:
Trademarks, licenses, patents, and other	$48	$(42)	$6
Customer lists	111	(51)	60
Franchise rights	110	(42)	68
Capitalized software	1,746	(1,371)	375

Total Intangible Assets, Net	$2,015	$(1,506)	$509

December 31, 2008:
Trademarks, licenses, patents, and other	$47	$(40)	$7
Customer lists	113	(48)	65
Franchise rights	110	(41)	69
Capitalized software	1,728	(1,358)	370

Total Intangible Assets, Net	$1,998	$(1,487)	$511

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of March 31, 2009 and December 31, 2008 consists of the following (in millions):

	Maturity	2009	2008
Commercial paper	2009	$3,205	$2,922
4.50% senior notes	2013	1,739	1,739
3.875% senior notes	2014	994	—
5.50% senior notes	2018	746	745
5.125% senior notes	2019	995	—
8.38% debentures	2020-2030	741	741
6.20% senior notes	2038	1,479	1,479
Floating rate senior notes	2049-2053	431	438
Facility notes and bonds	2009-2036	432	433
Pound Sterling notes	2031-2050	711	730
Capital lease obligations	2009-2021	395	425
UPS Notes	2009-2027	195	198
Other debt	2009	20	21

Total debt		12,083	9,871
Less current maturities		(3,346)	(2,074)

Long-term debt		$8,737	$7,797

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $3.205 billion outstanding under this program as of March 31, 2009, with an average interest rate of 0.29%. As of March 31, 2009, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet. As of December 31, 2008, $1.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate notes, as discussed further below. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of March 31, 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $3.0 billion, and expires on April 15, 2010. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s and Moody’s. If our public debt ratings are A / A2 or above, the minimum applicable margin is 1.00% and the maximum applicable margin is 2.00%; if our public debt ratings are lower than A / A2, the minimum applicable margin is 1.50% and the maximum applicable margin is 3.00%.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At March 31, 2009, there were no outstanding borrowings under either of these facilities.

In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short or long-term debt securities.

In March 2009, we completed an offering of $1.0 billion of 3.875% senior notes due April 2014, and $1.0 billion of 5.125% senior notes due April 2019. These notes pay interest semiannually, and we may redeem the notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $1.989 billion in cash proceeds from the offering. The proceeds from the offering will be used for general corporate purposes, including the reduction of our outstanding commercial paper balance.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of March 31, 2009 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2009, 10% of net tangible assets is equivalent to $2.251 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined in our credit agreements, of $5.0 billion on a quarterly basis. As of March 31, 2009, our net worth, as defined, was equivalent to $12.419 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in June 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for April 29, 2008. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

UPS Freight, along with several other companies involved in the LTL freight business, was a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits alleged that the defendants conspired to fix fuel surcharge rates, and they sought injunctive relief, treble damages and attorneys’ fees. On January 28, 2009, the Court granted defendants’ motion to dismiss the complaint, and the time for plaintiffs to amend the complaint or appeal has elapsed. This litigation is concluded, and there was no adverse impact on our financial condition, results of operations, or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2009, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of March 31, 2009, no preferred shares had been issued.

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the three months ended March 31, 2009 and 2008 (in millions, except per share amounts):

	2009		2008
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	314	$3	349	$3
Common stock purchases	(3)	—	(4)	—
Stock award plans	1	—	1	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(10)	—	(7)	—

Class A shares issued at end of period	303	$3	340	$3

Class B Common Stock
Balance at beginning of period	684	$7	694	$7
Common stock purchases	—	—	(13)	—
Conversions of Class A to Class B common stock	10	—	7	—

Class B shares issued at end of period	694	$7	688	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		111		139
Common stock purchases		(113)		(186)
Common stock issuances		48		47

Balance at end of period		$46		$—

Retained Earnings
Balance at beginning of period		$12,412		$14,186
Net income		401		906
Cumulative adjustment for accounting changes		—		(60)
Dividends ($0.45 and $0.45 per share)		(450)		(466)
Common stock purchases		—		(1,049)

Balance at end of period		$12,363		$13,517

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2008, we recognized a $44 million reduction to retained earnings as a result of changing our measurement date under FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))”. Also on January 1, 2008, we recognized a $16 million reduction to retained earnings as a result of adopting FAS 159, which is discussed further in Note 12.

As a result of the uncertain economic environment, we have slowed our share repurchase activity during the first quarter of 2009. We currently intend to repurchase shares in 2009 at a rate that will at least offset the dilution from our stock compensation programs. We repurchased a total of 2.5 million shares of Class A and Class B common stock for $113 million during the three months ended March 31, 2009, and 17.4 million shares for $1.235 billion for the three months ended March 31, 2008. As of March 31, 2009, we had $6.459 billion of our share repurchase authorization remaining.

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Foreign currency translation gain (loss):
Balance at beginning of period	$(38)	$81
Aggregate adjustment for the period	(75)	108

Balance at end of period	(113)	189

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(60)	9
Current period changes in fair value (net of tax effect of $(16), and $(11))	(2)	(17)
Reclassification to earnings (net of tax effect of $0 and $(2))	(1)	(3)

Balance at end of period	(63)	(11)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(107)	(250)
Current period changes in fair value (net of tax effect of $80 and $(67))	132	(112)
Reclassification to earnings (net of tax effect of $(54) and $38)	(90)	62

Balance at end of period	(65)	(300)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,437)	(1,853)
Reclassification to earnings (net of tax effect of $23 and $20)	39	33
Net actuarial gain / loss and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $5)	—	8

Balance at end of period	(5,398)	(1,812)

Accumulated other comprehensive income (loss) at end of period	$(5,639)	$(1,934)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the three months ended March 31, 2009 and 2008 is as follows (in millions):

	2009		2008
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$121		$137
Reinvested dividends		1		2
Benefit payments		(16)		(21)

Balance at end of period		$106		$118

Treasury Stock
Balance at beginning of period	(2)	$(121)	(2)	$(137)
Reinvested dividends	—	(1)	—	(2)
Benefit payments	—	16	—	21

Balance at end of period	(2)	$(106)	(2)	$(118)

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

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

reportable segments are the same as those described in the summary of accounting policies included in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, and investments in limited partnerships.

Segment information for the three months ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Revenue:
U.S. Domestic Package	$6,949	$7,735
International Package	2,240	2,759
Supply Chain & Freight	1,749	2,181

Consolidated	$10,938	$12,675

Operating Profit:
U.S. Domestic Package	$384	$959
International Package	294	421
Supply Chain & Freight	40	113

Consolidated	$718	$1,493

As discussed in Note 5, the U.S. Domestic Package segment operating profit was adversely impacted by a $181 million impairment charge in the first quarter of 2009, related to our McDonnell-Douglas DC-8-71 and DC-8-73 airframes, engines, and related parts.

NOTE 12. FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted FAS 157, which requires disclosures about our assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. We began to apply the provisions of FAS 157 to non-financial assets and liabilities beginning January 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. Valuations may be revised in future periods as market conditions evolve. These securities were valued as of March 31, 2009 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Assets
Marketable securities	$144	$489	$207	$840
Derivative contracts	—	257	—	257
Other investments	—	—	328	328

Total	$144	$746	$535	$1,425

Liabilities
Derivative contracts	$—	$23	$—	$23

Total	$—	$23	$—	$23

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2009 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2009	$216	$331	$547
Transfers into (out of) Level 3	(3)	—	(3)
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(3)	(3)
Included in AOCI (pre-tax)	(6)	—	(6)
Purchases, issuances, and settlements	—	—	—

Balance on March 31, 2009	$207	$328	$535

Certain assets are measured at fair value on a nonrecurring basis. For the three months ended March 31, 2009, impaired airframes, engines, and parts with a net carrying value of $192 million were written down to an aggregate fair value of $11 million, as discussed further in Note 5. The fair values for the impaired airframes, engines, and parts were determined using unobservable inputs (Level 3).

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (in millions, except per share amounts):

	2009	2008
Numerator:
Net income	$401	$906

Denominator:
Weighted average shares	995	1,034
Deferred compensation obligations	2	3

Denominator for basic earnings per share	997	1,037

Effect of dilutive securities:
Restricted performance units	3	3
Restricted stock units	3	3
Stock options	—	1

Denominator for diluted earnings per share	1,003	1,044

Basic earnings per share	$0.40	$0.87

Diluted earnings per share	$0.40	$0.87

Diluted earnings per share for the three months ended March 31, 2009 and 2008 exclude the effect of 18.1 and 9.8 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Risk Management Policies

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

Credit Risk Management

The forward contracts, swaps, and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines, and monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty. Additionally, the majority of our master agreements for derivatives provide for the early termination of any derivative transactions in the event that either the bank counterparty or UPS receives a credit rating below BBB by Standard & Poor’s or Baa2 by Moody’s, or ceases to be rated by either firm. We do not have any credit-risk triggers in our outstanding master agreements that require UPS or the bank counterparties to post collateral.

We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

Accounting Policy for Derivative Instruments

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”), requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the derivative, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or hedge components excluded from the assessment of effectiveness, are recognized in the income statement during the current period.

A fair value hedge refers to hedging the exposure to changes in the fair value of an existing asset or a liability on the balance sheet that is attributable to a particular risk. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument is recognized in the income statement during the current period, as well as the offsetting gain or loss on the hedged item.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Types of Hedges:

Commodity Risk Management:

Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes on our business. We periodically enter into option contracts on energy commodity products to manage the price risk associated with forecasted transactions involving refined fuels, principally jet-A, diesel, and unleaded gasoline. The objective of the hedges is to reduce the variability of cash flows, due to changing fuel prices, associated with the forecasted transactions involving those products. We have designated and account for these contracts as cash flow hedges of the underlying forecasted transactions involving these fuel products and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or revenue when the underlying transactions occur.

Foreign Currency Risk Management:

To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, and the Canadian Dollar. We hedge portions of our forecasted revenue denominated in foreign currencies with option contracts. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales transactions occur.

We also have foreign currency denominated capital lease obligations associated with our aircraft. For some of these leases, we hedge the foreign currency denominated minimum lease payments using cross-currency interest rate swaps, which effectively convert the foreign currency denominated lease payments into U.S. Dollar denominated payments. We have designated and account for these swaps as cash flow hedges of the forecasted lease payments and, therefore, the resulting gains and losses from these hedges are recognized in the income statement when the currency remeasurement gains and losses on the underlying leases are incurred.

Interest Rate Risk Management:

Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. These swaps are generally entered into concurrently with the issuance of the debt that they are intended to modify, and the notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. Interest rate swaps allow us to maintain a target range of floating rate debt within our capital structure.

We have designated and account for interest rate swaps that convert fixed rate interest payments into floating rate interest payments as hedges of the fair value of the associated debt instruments. Therefore, the gains and losses resulting from fair value adjustments to the interest rate swaps and fair value adjustments to the associated debt instruments are recorded to interest expense in the period in which the gains and losses occur. We have designated and account for interest rate swaps that convert floating rate interest payments into fixed rate interest payments as cash flow hedges of the forecasted payment obligations. The gains and losses resulting from fair value adjustments to the interest rate swap are recorded to AOCI.

We periodically hedge the forecasted fixed-coupon interest payments associated with anticipated debt offerings, using forward starting interest rate swaps, interest rate locks, or similar derivatives. These agreements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

effectively lock a portion of our interest rate exposure between the time the agreement is entered into and the date when the debt offering is completed, thereby mitigating the impact of interest rate changes on future interest expense. These derivatives are settled commensurate with the issuance of the debt, and any gain or loss upon settlement is amortized as an adjustment to the effective interest yield on the debt.

Outstanding Positions:

As of March 31, 2009, the notional amounts of our outstanding derivative positions were as follows:

	Notional Value (in millions)
Currency Hedges:
Euro		€1,518
British Pound Sterling		£45
Canadian Dollar	C$	229

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$115
Floating to Fixed Interest Rate Swaps		$28

As of March 31, 2009, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 15 months.

Balance Sheet Recognition:

The following table indicates the location on the balance sheet in which our derivative assets and liabilities have been recognized, and the related fair values of those derivatives (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.

Asset Derivatives	Balance Sheet Location	March 31, 2009 Fair Value
Derivatives designated as hedges:
Interest rate contracts	Other current assets	$1
Foreign exchange contracts	Other current assets	205
Foreign exchange contracts	Other non-current assets	51

Total Asset Derivatives		$257

Liability Derivatives	Balance Sheet Location	March 31, 2009 Fair Value
Derivatives designated as hedges:
Interest rate contracts	Other non-current liabilities	$(9)
Foreign exchange contracts	Other current liabilities	(12)

Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	(2)

Total Liability Derivatives		$(23)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Recognition:

The following table indicates the amount and location in the income statement for the three months ended March 31, 2009 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$126	Interest Expense	$(2)
Foreign exchange contracts	(3)	Interest Expense	(3)
Foreign exchange contracts	89	Revenue	67
Commodity contracts	—	Revenue	82

Total	$212		$144

As of March 31, 2009, $163 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2010. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2009. The derivative gains and losses, as well as the associated gains and losses on the underlying exposure, for those derivatives designated as fair value hedges were immaterial for the three months ended March 31, 2009.

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges under the provisions of FAS 133. The interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. The foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our balance sheet. For the three months ended March 31, 2009, we recognized $20 million in gains on the fair value of the foreign exchange forward contracts, which were reported in “other operating expenses” in the consolidated income statement, while the impact of the interest rate swap contracts was not material. The foreign exchange forward contracts are settled at the end of each month, and therefore no asset or liability was recorded on the balance sheet at March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2009	2008	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,381	$1,638	$(257)	(15.7)%
Deferred	693	805	(112)	(13.9)
Ground	4,875	5,292	(417)	(7.9)

Total U.S. Domestic Package	6,949	7,735	(786)	(10.2)
International Package:
Domestic	464	583	(119)	(20.4)
Export	1,686	2,022	(336)	(16.6)
Cargo	90	154	(64)	(41.6)

Total International Package	2,240	2,759	(519)	(18.8)
Supply Chain & Freight:
Forwarding and Logistics	1,197	1,563	(366)	(23.4)
Freight	454	513	(59)	(11.5)
Other	98	105	(7)	(6.7)

Total Supply Chain & Freight	1,749	2,181	(432)	(19.8)

Consolidated	$10,938	$12,675	$(1,737)	(13.7)%

			#

Average Daily Package Volume (in thousands):

U.S. Domestic Package:
Next Day Air	1,191	1,199	(8)	(0.7)%
Deferred	900	909	(9)	(1.0)
Ground	10,585	11,139	(554)	(5.0)

Total U.S. Domestic Package	12,676	13,247	(571)	(4.3)
International Package:
Domestic	1,097	1,101	(4)	(0.4)
Export	764	778	(14)	(1.8)

Total International Package	1,861	1,879	(18)	(1.0)

Consolidated	14,537	15,126	(589)	(3.9)%

Operating days in period	63	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$18.41	$21.35	$(2.94)	(13.8)%
Deferred	12.22	13.84	(1.62)	(11.7)
Ground	7.31	7.42	(0.11)	(1.5)
Total U.S. Domestic Package	8.70	9.12	(0.42)	(4.6)
International Package:
Domestic	6.71	8.27	(1.56)	(18.9)
Export	35.03	40.61	(5.58)	(13.7)
Total International Package	18.34	21.66	(3.32)	(15.3)
Consolidated	$9.94	$10.68	$(0.74)	(6.9)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended March 31,		Change
	2009	2008	$	%
LTL revenue (in millions)	$423	$484	$(61)	(12.6)%
LTL revenue per LTL hundredweight	$17.29	$18.38	$(1.09)	(5.9)%
LTL shipments (in thousands)	2,344	2,397	(53)	(2.2)%
LTL shipments per day (in thousands)	37.2	37.4	(0.2)	(0.5)%
LTL gross weight hauled (in millions of pounds)	2,448	2,634	(186)	(7.1)%
LTL weight per shipment	1,045	1,099	(54)	(4.9)%
Operating days in period	63	64

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended March 31,		Change
	2009	2008	$	%
Reporting Segment
U.S. Domestic Package	$384	$959	$(575)	(60.0)%
International Package	294	421	(127)	(30.2)%
Supply Chain & Freight	40	113	(73)	(64.6)%

Consolidated Operating Profit	$718	$1,493	$(775)	(51.9)%

	Three Months Ended March 31,
	2009	2008
Reporting Segment
U.S. Domestic Package	5.5%	12.4%
International Package	13.1%	15.3%
Supply Chain & Freight	2.3%	5.2%
Consolidated Operating Margin	6.6%	11.8%

U.S. Domestic Package Operations

U.S. domestic package revenue decreased $786 million, or 10.2%, for the quarter, due to a 4.3% decrease in average daily package volume and a 4.6% decrease in revenue per piece.

Next Day Air volume, deferred air volume and ground volume declined 0.7%, 1.0%, and 5.0%, respectively during the quarter, primarily as a result of weakness in the U.S. economy. Continued declines in industrial production and retail sales have reduced overall demand in the U.S. small package market, resulting in decreased package volume in our domestic package operations. The decline in air volume was partially mitigated by market share gains, as a result of the recent departure of a competitor in the U.S. market.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The decrease in overall revenue per piece of 4.6% resulted primarily from lower fuel surcharge rates, lower package weights, and unfavorable shifts in product mix. Next Day Air and Deferred revenue per piece decreased 13.8% and 11.7%, respectively, and were negatively affected by an approximate fifteen percentage point decline in the fuel surcharge rate for air products (discussed further below). Additionally, the revenue per piece decline for our air products was also impacted by lower average package weights and a mix shift toward lower yielding products, reflecting the economic recession in the United States. Ground revenue per piece decreased 1.5%, primarily due to a lower fuel surcharge rate. The factors decreasing revenue per piece for our ground and air products were partially offset by an increase in base rates that took effect during the quarter.

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

We also modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 3.69% in the first quarter of 2009, a decrease from the 18.84% in the first quarter of 2008, due to the significant decrease in jet fuel prices, in addition to the 2% reduction in the index. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products decreased to 3.58% in the first quarter of 2009 from 6.17% in the first quarter of 2008, due to significantly lower diesel fuel prices. Total domestic fuel surcharge revenue, net of the impact of hedging, decreased by $263 million in the first quarter of 2009 compared with the same period of 2008, primarily due to the lower fuel surcharge rates discussed above, as well as the decline in volume for our air and ground products.

U.S. Domestic Package operating profit decreased $575 million, or 60.0%, in the first quarter of 2009 compared with the same period in 2008. Operating profit in 2009 was adversely impacted by the U.S. economic recession, lower asset utilization due to the decline in volume, and a shift in product mix away from our premium services. Additionally, operating profit was adversely impacted by a $181 million impairment charge on our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets in the first quarter of 2009 (discussed further in the “Operating Expenses” section).

International Package Operations

International Package revenue declined $519 million, or 18.8%, for the quarter, primarily as a result of a 1.0% decline in package volume and a 15.3% decrease in total revenue per piece.

Export volume declined 1.8%, primarily due to weakness in the Asia and U.S. export lanes, as the worldwide economic recession and slowdown in world trade more than offset market share gains. Transborder export volume growth was relatively stronger within the European Union and North American trade areas. Non-U.S. domestic volume decreased 0.4% for the quarter, and was impacted by volume declines in the United Kingdom.

Overall revenue per piece decreased 15.3% for the quarter, primarily as a result of foreign currency exchange rate movements, decreased fuel surcharge rates, and shifts in product mix. Export revenue per piece

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

decreased 13.7% for the quarter, largely due to the adverse impact of currency exchange rates, lower fuel surcharge rates, and the relatively higher growth in lower revenue per piece transborder products, but was partially offset by base rate increases that took effect in the first quarter of 2009. Domestic revenue per piece decreased 18.9% for the quarter, and was primarily caused by adverse currency exchange rate fluctuations (currency-adjusted domestic revenue per piece only declined 1.8%), as well as the impact of lower fuel surcharge rates. Total average revenue per piece decreased 9.3% on a currency-adjusted basis, and the overall change in segment revenue was negatively affected by $172 million due to currency fluctuations, net of hedging activity.

On January 5, 2009, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

Additionally, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue decreased by $140 million in the first quarter, due to lower fuel surcharge rates caused by decreased fuel prices, as well as a decrease in international air volume.

International Package operating profit decreased $127 million, or 30.2%, in the first quarter of 2009 compared with the same period of 2008. The decline in operating profit was affected by reduced asset utilization resulting from volume declines, as well as a shift in product mix away from our premium services. The change in operating profit was positively affected by $12 million during the quarter due to currency exchange rate fluctuations, net of hedging activity.

Supply Chain & Freight Operations

Supply Chain & Freight revenue decreased $432 million, or 19.8%, for the quarter. Forwarding and logistics revenue decreased $366 million, or 23.4%, for the quarter, and was impacted by weakness in demand for freight forwarding due to global economic conditions and declines in international trade. Forwarding revenue declined in all major transportation modes, including domestic and international air freight, and ocean freight, and was impacted by lower volumes, lower fuel surcharges, and lower security and other accessorial charges. Additionally, the overall change in forwarding and logistics revenue was negatively affected by $73 million during the quarter due to the strengthening of the U.S. Dollar against foreign currencies.

UPS Freight revenue declined $59 million, or 11.5%, for the quarter, primarily due to lower fuel surcharge rates and a decline in average daily LTL shipments. Total LTL weight per shipment declined 4.9%, reflecting the weak LTL market and the ongoing economic recession in the United States in 2009. Average LTL shipments per day also declined 0.5%, as market share gains were more than offset by the impact of the weak economy. Average LTL shipments per day and weight per shipment improved sequentially throughout the first quarter of 2009, however.

LTL revenue per hundredweight decreased 5.9% for the quarter, primarily as a result of the lower fuel surcharge rates, as total fuel surcharge revenue declined $43 million largely due to lower diesel fuel prices. However, this decline was partially offset by an increase in base prices that took effect in the first quarter of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

2009. On January 5, 2009, UPS Freight increased minimum charge, LTL, and TL rates an average of 5.9%, covering non-contractual shipments in the United States and Canada.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, experienced a decline in revenue of 6.7% during the quarter. This decline in revenue was primarily in our financial business, and was impacted by lower interest rates and decreased loan volume.

Operating profit for the Supply Chain & Freight segment decreased by $73 million, or 64.6%, for the quarter, primarily due to lower operating profit in the forwarding and logistics business and operating losses incurred in our UPS Freight unit. The lower operating profit in the forwarding and logistics business was impacted by the weak demand for forwarding services as previously noted. However, the operating margin in this business experienced only a small decline as costs were reduced commensurate with the decline in revenues. The change in operating profit was also negatively affected by $8 million in the quarter due to the strengthening of the U.S. Dollar against foreign currencies.

Operating Expenses

Consolidated operating expenses decreased by $962 million, or 8.6%, for the quarter, of which approximately $249 million was due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits expense decreased by $168 million, or 2.6%, for the quarter, and was impacted by several items. A large component of this decrease was related to employee payroll costs, as union labor hours declined approximately 5% as a result of lower package volume, and management payroll declined as a result of a reduction in the total number of management employees through attrition. Benefits expense increased slightly due to higher employee health and welfare program costs, which were impacted by medical cost inflation, and increased pension expense, which resulted from higher interest costs, a decrease in our expected return on plan assets and the amortization of actuarial losses (see Note 6). The increase in interest costs was impacted by changes in discount rates, while the decrease in expected return on plan assets and the actuarial losses were primarily due to the negative asset returns experienced in 2008.

The expense associated with our self-insurance accruals for workers’ compensation claims was $24 million less than the first quarter of 2008. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. The lower expense reflects favorable claims experience resulting from a strong internal safety program, which includes initiatives to decrease accident frequencies and also improved oversight and management of claims.

The $22 million, or 7.4%, quarterly decrease in repairs and maintenance was largely due to reduced vehicle maintenance expense. The $22 million, or 4.9%, quarterly decrease in depreciation and amortization was influenced by several factors, including lower depreciation expense on equipment and facilities, as certain assets became fully depreciated, as well as lower software amortization resulting from fewer new capitalized software projects. This was partially offset by higher depreciation expense on aircraft and vehicles resulting from new deliveries. The $383 million, or 24.0%, quarterly decrease in purchased transportation was driven by a combination of lower volume in our international package and forwarding businesses, the impact of currency exchange rates, and decreased fuel surcharge rates charged to us by third-party carriers. The $454 million, or

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

47.8%, quarterly decrease in fuel expense was impacted by significantly lower prices for jet-A fuel, diesel, and unleaded gasoline, as well as lower usage of these products in our operations. The $8 million, or 2.9%, quarterly decrease in other occupancy expense was influenced by lower electricity and natural gas costs, as well as lower rent expense.

Other expenses increased $95 million, or 8.6%, for the quarter, due primarily to a $181 million impairment charge on certain of our aircraft. We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. In 2008, we had announced that we were in negotiations with DHL to provide air transportation services for all of DHL’s express, deferred and international package volume within the United States, as well as air transportation services between the United States, Canada and Mexico. During the first quarter of 2009, discussions on an agreement with DHL deteriorated as a result of the decreased scale of the air transportation services involved, and in early April 2009, UPS and DHL mutually agreed to terminate further discussions. Additionally, our U.S. Domestic Package air delivery volume has declined since the first quarter of 2008 as a result of persistent economic weakness and shifts in product mix from our premium air services to our lower cost ground services. As a result of these factors, the utilization of certain aircraft fleet types has declined and is expected to be lower in the future.

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that the anticipated termination of the proposed DHL agreement and the continuing deterioration in volume was a triggering event that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the cost basis of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, and impacted our U.S. Domestic Package segment. We currently continue to utilize and operate all of our other aircraft fleets.

Outside of this aircraft impairment charge, other operating expenses declined $86 million, or 7.8% in the first quarter of 2009 compared with the same period of 2008. This decline was partially due to certain variable costs that declined as a result of lower package volume, such as the expense associated with customer claims for lost or damaged packages, rent expense for transportation equipment, and aircraft landing fees. Additionally, certain other costs declined primarily as a result of cost containment programs, such as employee expense reimbursements, office supplies, professional services, and advertising costs.

Investment Income and Interest Expense

In the first quarter of 2009, our investment income declined $44 million, or 77.2%, compared with the first quarter of 2008. This decrease was primarily due to a lower average balance of interest-earning investments as well as a significantly lower yield earned on our invested assets, as a result of declines in short-term interest rates in the United States.

The $52 million, or 38.8%, decrease in interest expense during the quarter was primarily due to a lower average debt balance, as well as a lower average interest rates incurred on our variable rate debt and interest rate swap agreements as a result of recent declines in short-term interest rates in the United States. Our average debt balance was elevated in the first quarter of 2008, primarily as a result of additional commercial paper borrowings used to fund our 2007 withdrawal from the Central States multiemployer pension plan, and these commercial paper balances were not significantly reduced until later in the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense declined by $262 million, or 51.4%, for the quarter, primarily due to lower pre-tax income. Our effective tax rate increased to 38.2% in the first quarter of 2009 compared with 36.0% in the first quarter of 2008. During the first quarter of 2009, we increased our income tax provision as a result of providing a valuation allowance of $14 million against certain deferred tax assets in our International Package business.

Net Income and Earnings Per Share

Net income for the first quarter of 2009 was $401 million, a 55.7% decrease from the $906 million achieved in the first quarter of 2008, resulting in a 54.0% decrease in diluted earnings per share to $0.40 in 2009 from $0.87 in the first quarter of 2008. The decline in net income for the quarter was primarily caused by the decline in operating profits in all three of our business segments, as previously discussed. Additionally, the aircraft impairment charge reduced net income by $116 million, and basic and diluted earnings per share by $0.12 each. Earnings per share was favorably impacted by a 3.9% reduction in weighted average shares outstanding in the first quarter of 2009 compared to the same period of 2008, as a result of our ongoing share repurchase program.

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $2.196 billion in the first three months of 2009 from $3.305 billion during the same period of 2008. The decrease in operating cash flow was impacted by an $850 million U.S. Federal tax refund in 2008 resulting from a tax deduction for the payment made to withdraw from the Central States Pension Fund in 2007. Operating cash flow also decreased as a result of lower net income in 2009.

Partially offsetting these factors were changes in our working capital position, as the collection of accounts receivable had a larger impact in the first three months of 2009 compared with the same period in 2008. Accounts receivable normally declines in the first quarter each year, due to the collection of receivables generated in the seasonally strong fourth quarter, however the decline was larger in the first quarter of 2009 as a result of the decrease in revenue among our all three of our business segments. Cash flow also benefits in the first quarter of each year as a result of the lack of any required U.S. Federal estimated income tax payments.

The contributions to our company-sponsored pension plans are expected to increase significantly in 2009, compared with 2008, primarily as a result of required minimum pension fundings for the UPS-IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $811 million and $67 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $396 million in the first three months of 2009 from $1.028 billion during the same period of 2008. The net purchase of marketable securities and short-term investments decreased to $102 million in the first three months of 2009, compared with $274 million in the comparable period of 2008, as a result of the timing of debt issuances and repayments, income tax refunds, and certain other cash receipts and disbursements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We had capital expenditures of $382 million in the first three months of 2009, a decrease from the $661 million in the same period of 2008. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. Capital expenditures on aircraft declined primarily as a result of fewer deliveries of new aircraft, as we took delivery of one Boeing 747-400 in the first three months of 2009, compared with two Boeing 747-400 deliveries in 2008. Vehicle deliveries and spending on information technology also declined, as a result of reduced investment needs and initiatives to reduce our capital spending. Capital expenditures on facilities and equipment increased in 2009, primarily resulting from our Worldport hub expansion, as well as the expansion and construction projects at other facilities in Europe, Canada, and China.

Other investing activities reflected a cash inflow of $22 million in the first three months of 2009 as compared with a $93 million outflow in the same period of 2008, largely due to cash settlements of derivative contracts used in our energy and currency hedging programs, as well as the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders.

Net Cash Used In Financing Activities

We generated net cash from financing activities of $1.457 billion in the first three months of 2009, compared with a $3.342 billion cash outflow during the same period in 2008. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations.

We issued debt, net of repayments, of $2.236 billion in the first three months of 2009, and repaid debt, net of new issuances, of $1.247 billion in the first three months of 2008. Issuances of debt in each period consisted primarily of commercial paper and offerings of fixed rate senior notes (discussed further below). Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of certain tranches of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

In March 2009, we completed an offering of $1.0 billion of 3.875% senior notes due April 2014, and $1.0 billion of 5.125% senior notes due April 2019. These notes pay interest semiannually, and we may redeem the notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $1.989 billion in cash proceeds from the offering. Because these notes were issued relatively late in the first quarter of 2009, we retained most of the proceeds in cash and cash equivalents on our balance sheet as of March 31, 2009. The proceeds from the offering will be used for general corporate purposes, including the reduction of our outstanding commercial paper balance.

In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. We ultimately repaid most of this commercial paper with the proceeds from the senior notes offering, as well as the $850 million U.S. federal tax refund received.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

As a result of the uncertain economic environment, we have slowed our share repurchase activity during the first quarter of 2009. We currently intend to repurchase shares in 2009 at a rate that will at least offset the dilution from our stock compensation programs. We repurchased a total of 2.5 million shares of Class A and Class B common stock for $113 million for the first three months of 2009, compared with repurchases of 17.4 million shares for $1.235 billion for the first three months of 2008 ($116 million and $1.170 billion are reported on the cash flow statement for 2009 and 2008, respectively, due to the timing of settlements). As of March 31, 2009, we had $6.459 billion of our existing share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We maintained our quarterly cash dividend payment at $0.45 per share in the first quarter of 2009, consistent with the rate in the first quarter of 2008. We expect to continue the practice of paying regular cash dividends.

Our total cash dividends paid for the first three months of 2009 declined to $438 million from $886 million in 2008. This decline was primarily as a result of two dividend payments being made in the first three months of 2008, compared with only one dividend payment being made in the first three months of 2009, due to a change in our dividend payment schedule. We also had a reduction in the number of outstanding shares, as a result of our share repurchase program.

The cash outflows in other financing activities primarily relate to hedging activities. In conjunction with the senior fixed rate debt offerings in the first quarter of 2009 and 2008, we settled several interest rate derivatives that were designated as hedges of these debt offerings, which resulted in cash outflows of $243 and $84 million in 2009 and 2008, respectively.

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $3.205 billion outstanding under this program as of March 31, 2009, with an average interest rate of 0.29%. All of this commercial paper was classified as a current liability as of March 31, 2009. At December 31, 2008, we classified $1.0 billion of our commercial paper as long-term debt on our balance sheet, based on our intent and ability to refinance this debt on a long-term basis in the future. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of March 31, 2009.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $3.0 billion, and expires on April 15, 2010. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s and Moody’s. If our public debt ratings are A / A2 or above, the minimum applicable margin is 1.00% and the maximum applicable margin is 2.00%; if our public debt ratings are lower than A / A2, the minimum applicable margin is 1.50% and the maximum applicable margin is 3.00%.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At March 31, 2009, there were no outstanding borrowings under either of these facilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short or long-term debt securities.

Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We have a stable outlook from both of these credit rating agencies.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of March 31, 2009 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2009, 10% of net tangible assets is equivalent to $2.251 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined in our credit agreements, of $5.0 billion on a quarterly basis. As of March 31, 2009, our net worth, as defined, was equivalent to $12.419 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2009 have not materially changed from those at December 31, 2008, as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in June 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for April 29, 2008. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS Freight, along with several other companies involved in the LTL freight business, was a defendant in a Multi-District Litigation pending in the United States District Court for the Northern District of Georgia. The lawsuits alleged that the defendants conspired to fix fuel surcharge rates, and they sought injunctive relief, treble damages and attorneys’ fees. On January 28, 2009, the Court granted defendants’ motion to dismiss the complaint, and the time for plaintiffs to amend the complaint or appeal has elapsed. This litigation is concluded, and there was no adverse impact on our financial condition, results of operations, or liquidity.

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

Other Matters

We received grand jury subpoenas from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the DOJ’s investigations into certain pricing practices in the air cargo industry in July 2006, and into certain pricing practices in the freight forwarding industry in December 2007. In October 2007, June 2008, and February 2009, we received information requests from the European Commission relating to its investigation of certain pricing practices in the freight forwarding industry. We also received and responded to related information requests from competition authorities in other jurisdictions. We are cooperating with these inquiries.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

•

The disclosure requirements of Statement No. 157 “Fair Value Measurements” (“FAS 157”), which took effect on January 1, 2008, are presented in Note 12 of the financial statements included in this report. On January 1, 2009, we implemented the previously deferred provisions of FAS 157 for nonfinancial assets and liabilities recorded at fair value, as required.

•

The disclosure requirements of Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), which took effect on January 1, 2009, are presented in Note 14 of the financial statements included in this report.

•	The accounting requirements of Statement No. 141(R) “Business Combinations” (“FAS 141(R)”), which took effect on January 1, 2009, were adopted but had no impact on the company’s financial statements.

•

The accounting and presentation requirements of Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which took effect on January 1, 2009, had an immaterial impact on the financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this report contain “forward-looking” statements about matters that inherently are difficult to predict. The words “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. We have described some of the important factors that affect these statements as we discussed each subject. Forward-looking statements involve risks and uncertainties, and certain factors may cause actual results to differ materially from those contained in the forward-looking statements. Some of the factors that could cause our actual results to differ materially from the expected results are described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2009	December 31, 2008
Energy Derivatives	$—	$—
Currency Derivatives	244	241
Interest Rate Derivatives	(10)	(388)

	$234	$(147)

Other than noted below, our market risks, hedging strategies, and financial instrument positions at March 31, 2009 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In the first quarter of 2009, we settled several interest rate hedges in conjunction with issuing five and ten year notes and made a cash payment of $243 million, and the market risk sensitivity of the remaining interest rate derivative positions is not material. The market risk sensitivities of the currency derivative contracts noted above are not materially different from the amounts described in our Annual Report on Form 10-K for the year ended December 31, 2008.

The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

The information concerning market risk under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 47-48 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the first quarter of 2009 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2009	0.8	$50.09	0.8	$6,533
February 1 – February 28, 2009	0.8	43.61	0.8	6,499
March 1 – March 31, 2009	0.9	42.93	0.9	6,459

Total January 1 – March 31, 2009	2.5	$45.40	2.5

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008).

4.1	—	Underwriting agreement relating to 3.875% Senior Notes due April 1, 2014 and 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 1.1 to Form 8-K, filed on March 24, 2009).

4.2	—	Form of Note for 3.875% Senior Notes due April 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 24, 2009).

4.3	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 24, 2009).

† 10.1	—	Credit Agreement (364-Day Facility) dated April 16, 2009 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

† 10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.3	—	Form of Restricted Stock Unit Award Agreement for the 2009 Long-Term Incentive Performance (LTIP) Awards (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 17, 2009).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

† 12	—	Computation of Ratio of Earnings to Fixed Charges.

† 31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† 32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(Registrant)

Date: May 7, 2009	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)