Form 10-Q
period 2009-06-30
UNITED PARCEL SERVICE INC
filed 2009-08-07
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009, or

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

There were 292,170,687 Class A shares, and 702,286,537 Class B shares, with a par value of $0.01 per share, outstanding at July 30, 2009.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2009 (unaudited) and December 31, 2008

(In millions)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,818	$507
Marketable securities	529	542
Accounts receivable, net	4,569	5,547
Finance receivables, net	325	480
Deferred income tax assets	630	494
Other current assets	1,311	1,275

Total Current Assets	10,182	8,845
Property, Plant and Equipment, Net	17,974	18,265
Goodwill	1,991	1,986
Intangible Assets, Net	497	511
Non-Current Finance Receivables, Net	379	476
Other Non-Current Assets	1,517	1,796

Total Assets	$32,540	$31,879

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,017	$2,074
Accounts payable	1,517	1,855
Accrued wages and withholdings	1,688	1,436
Self-insurance reserves	664	732
Other current liabilities	1,271	1,720

Total Current Liabilities	7,157	7,817
Long-Term Debt	8,866	7,797
Pension and Postretirement Benefit Obligations	6,465	6,323
Deferred Income Tax Liabilities	824	588
Self-Insurance Reserves	1,697	1,710
Other Non-Current Liabilities	738	864
Shareowners’ Equity:
Class A common stock (296 and 314 shares issued in 2009 and 2008)	3	3
Class B common stock (701 and 684 shares issued in 2009 and 2008)	7	7
Additional paid-in capital	59	—
Retained earnings	12,352	12,412
Accumulated other comprehensive loss	(5,628)	(5,642)
Deferred compensation obligations	107	121

	6,900	6,901
Less: Treasury stock (2 shares in 2009 and 2008)	(107)	(121)

Total Shareowners’ Equity	6,793	6,780

Total Liabilities and Shareowners’ Equity	$32,540	$31,879

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$10,829	$13,001	$21,767	$25,676
Operating Expenses:
Compensation and benefits	6,330	6,522	12,662	13,022
Repairs and maintenance	273	303	549	601
Depreciation and amortization	426	452	856	904
Purchased transportation	1,188	1,679	2,400	3,274
Fuel	539	1,167	1,035	2,117
Other occupancy	225	244	497	524
Other expenses	953	1,180	2,155	2,287

	9,934	11,547	20,154	22,729

Operating Profit	895	1,454	1,613	2,947

Other Income and (Expense):
Investment income (loss)	(22)	14	(9)	71
Interest expense	(181)	(104)	(263)	(238)

	(203)	(90)	(272)	(167)

Income Before Income Taxes	692	1,364	1,341	2,780
Income Taxes	247	491	495	1,001

Net Income	$445	$873	$846	$1,779

Basic Earnings Per Share	$0.45	$0.86	$0.85	$1.73

Diluted Earnings Per Share	$0.44	$0.85	$0.84	$1.72

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$445	$873	$846	$1,779
Change in foreign currency translation adjustment	38	5	(37)	113
Change in unrealized gain (loss) on marketable securities, net of tax	24	(20)	21	(40)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(91)	80	(49)	30
Change in unrecognized pension and postretirement benefit costs, net of tax	40	33	79	66

Comprehensive income	$456	$971	$860	$1,948

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Six months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$846	$1,779
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	856	904
Pension and postretirement benefit expense	441	361
Pension and postretirement benefit contributions	(180)	(93)
Self-insurance reserves	(81)	66
Deferred taxes, credits and other	(39)	(51)
Stock compensation expense	219	251
Asset impairment charges	181	—
Other (gains) losses	2	423
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	852	121
Income taxes receivable	55	1,076
Other current assets	46	(183)
Accounts payable	(293)	187
Accrued wages and withholdings	274	246
Other current liabilities	(96)	(57)
Other operating activities	72	(2)

Net cash from operating activities	3,155	5,028

Cash Flows From Investing Activities:
Capital expenditures	(671)	(1,387)
Proceeds from disposals of property, plant and equipment	17	71
Purchases of marketable securities and short-term investments	(1,428)	(1,939)
Sales and maturities of marketable securities and short-term investments	1,430	1,664
Net (increase) decrease in finance receivables	155	(66)
Other investing activities	82	(282)

Net cash (used in) investing activities	(415)	(1,939)

Cash Flows From Financing Activities:
Net change in short-term debt	(871)	(1,315)
Proceeds from long-term borrowings	3,134	5,435
Repayments of long-term borrowings	(1,360)	(4,290)
Purchases of common stock	(247)	(2,294)
Issuances of common stock	68	98
Dividends	(876)	(1,337)
Other financing activities	(283)	(283)

Net cash (used in) financing activities	(435)	(3,986)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	6	48

Net Increase (Decrease) In Cash And Cash Equivalents	2,311	(849)
Cash And Cash Equivalents:
Beginning of period	507	2,027

End of period	$2,818	$1,178

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2009, our results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense. We had $192 and $191 million of restricted cash related to our self-insurance requirements, as of June 30, 2009 and December 31, 2008, respectively, which is reported in “Other Non-Current Assets” on the consolidated balance sheet.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Estimates

The preparation of the accompanying interim, unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information and actual results could differ materially from those estimates.

Subsequent Events

We have evaluated the period from July 1, 2009 through August 7, 2009, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified, other than the business acquisition discussed in Note 15 “Subsequent Events”.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

•

The disclosure requirements of Statement No. 157 “Fair Value Measurements” (“FAS 157”), which took effect on January 1, 2008, are presented in Note 12. On January 1, 2009, we implemented the previously deferred provisions of FAS 157 for nonfinancial assets and liabilities recorded at fair value, as required.

•	The disclosure requirements of Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), which took effect on January 1, 2009, are presented in Note 14.

•	The accounting requirements of Statement No. 141(R) “Business Combinations” (“FAS 141(R)”), which took effect on January 1, 2009, were adopted but had no impact on our financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•

The accounting and presentation requirements of Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which took effect on January 1, 2009, had an immaterial impact on the financial statements.

•	The disclosure requirements of FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” are presented in Note 12.

•

The accounting requirements of FSP 157-4—“Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which took effect on April 1, 2009, were adopted but had an immaterial impact on our financial statements. The disclosure requirements of FSP 157-4 are presented in Note 4 and Note 12.

Standards Issued But Not Yet Effective

•

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (“FAS No. 168”), which replaces Statement No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. FAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. FAS 168 is effective beginning for periods ended after September 15, 2009. As FAS 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our third quarter 2009 Form 10-Q to reflect accounting guidance references included in the codification.

•

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

Other new pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

During the second quarter of 2009, we granted stock option and restricted performance unit (“RPU”) awards to eligible employees under the UPS Long-Term Incentive Program. Stock options are granted to a limited group of employees, while a larger proportion of the total award under the UPS Long-Term Incentive Program is being made in the form of RPUs. Additionally, stock option and RPU awards will generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs). Prior to 2008, stock option and RPU grants vested five years after the date of grant (again with the exception of death, disability, or retirement). Consistent with previous awards, the options granted will expire ten years after the date of grant. In the second quarter of 2009, we granted 0.3 million stock options and 2.2 million RPUs at a grant price of $55.83. In the second quarter of 2008, we granted 0.2 million stock options and 1.9 million RPUs at a grant price of $71.58. The fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $10.86 and $16.77 for 2009 and 2008, respectively, using the following assumptions:

	2009	2008
Expected life (in years)	7.5	7.5
Risk-free interest rate	3.22%	3.79%
Expected volatility	23.16%	22.24%
Expected dividend yield	3.25%	2.39%

Awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2009 and 2008 was $113 and $134 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2009 and 2008 was $219 and $251 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. MARKETABLE SECURITIES

The following is a summary of marketable securities as of June 30, 2009 and December 31, 2008 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2009
Current marketable securities:
U.S. government and agency debt securities	$150	$1	$1	$150
Mortgage and asset-backed debt securities	158	2	5	155
Corporate debt securities	177	5	1	181
U.S. state and local municipal debt securities	22	—	—	22
Other debt and equity securities	22	—	1	21

Current marketable securities	529	8	8	529
Non-current marketable securities:
Asset-backed debt securities	150	—	45	105
U.S. state and local municipal debt securities	116	—	24	92
Preferred equity securities	12	—	1	11
Common equity securities	19	7	—	26

Non-current marketable securities	297	7	70	234

Total marketable securities	$826	$15	$78	$763

December 31, 2008
Current marketable securities:
U.S. government and agency debt securities	$93	$2	$—	$95
Mortgage and asset-backed debt securities	278	3	11	270
Corporate debt securities	158	5	3	160
Other debt and equity securities	30	—	13	17

Current marketable securities	559	10	27	542
Non-current marketable securities:
Asset-backed debt securities	150	—	34	116
U.S. state and local municipal debt securities	116	—	29	87
Preferred equity securities	21	—	8	13
Common equity securities	25	3	—	28

Non-current marketable securities	312	3	71	244

Total marketable securities	$871	$13	$98	$786

At June 30, 2009, we have investments in auction rate securities with a carrying value of $278 million. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. state and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations or money market securities. Substantially all of our investments in auction rate securities maintain investment-grade ratings of BBB / Baa or higher by Standard & Poor’s Rating Service (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”), respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2008, market auctions, including auctions for substantially our entire auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have continued to classify all of our investments in auction rate securities as non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of June 30, 2009. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of approximately $44 million on these securities as of June 30, 2009 in other comprehensive income ($70 million pre-tax), reflecting the decline in the estimated fair value of these securities.

During the second quarter of 2009, we recorded impairment losses on certain perpetual preferred securities, and an auction rate security collateralized by preferred securities, issued by large financial institutions. The impairment charge results from conversion offers from the issuers of these securities at prices well below the stated redemption value of the preferred shares. These securities, which had a cost basis of $42 million, were written down to their fair value of $25 million as of June 30, 2009, as an other-than-temporary impairment. The $17 million total impairment charge during the quarter was recorded in investment income (loss) on the consolidated income statement.

For the remaining auction rate securities, and equity and debt securities, we have concluded that no additional other-than-temporary impairment losses existed as of June 30, 2009. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses in market value compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value or maturity occurs.

The amortized cost and estimated fair value of marketable securities and short-term investments at June 30, 2009, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$23	$23
Due after one year through three years	181	183
Due after three years through five years	59	60
Due after five years	512	440

	775	706
Equity securities	51	57

	$826	$763

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2009 and December 31, 2008 consists of the following (in millions):

	2009	2008
Vehicles	$5,474	$5,508
Aircraft (including aircraft under capitalized leases)	13,448	14,564
Land	1,075	1,068
Buildings	2,884	2,836
Building and leasehold improvements	2,759	2,702
Plant equipment	5,838	5,720
Technology equipment	1,629	1,620
Equipment under operating leases	158	136
Construction-in-progress	1,001	944

	34,266	35,098
Less: Accumulated depreciation and amortization	(16,292)	(16,833)

	$17,974	$18,265

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. In 2008, we had announced that we were in negotiations with DHL to provide air transportation services for all of DHL’s express, deferred and international package volume within the United States, as well as air transportation services between the United States, Canada and Mexico. In early April 2009, UPS and DHL mutually agreed to terminate further discussions on providing these services. Additionally, our U.S. Domestic Package air delivery volume has declined since the first quarter of 2008 as a result of persistent economic weakness and shifts in product mix from our premium air services to our lower cost ground services. As a result of these factors, the utilization of certain aircraft fleet types has declined and is expected to be lower in the future.

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the cost basis of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, and impacted our U.S. Domestic Package segment. We currently continue to utilize and operate all of our other aircraft fleets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and six month period ended June 30, 2009 and 2008 (in millions):

Three Months Ended June 30,

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Net Periodic Cost:
Service cost	$173	$177	$22	$24	$5	$7
Interest cost	282	263	53	50	7	8
Expected return on assets	(372)	(380)	(7)	(13)	(6)	(9)
Amortization of:
Transition obligation	1	1	—	—	—	—
Prior service cost	44	47	1	(1)	—	—
Actuarial (gain) loss	12	2	4	4	1	—
Settlements / curtailments	3	—	—	—	—	—

Net periodic benefit cost	$143	$110	$73	$64	$7	$6

Six Months Ended June 30,

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Net Periodic Cost:
Service cost	$345	$354	$43	$47	$10	$14
Interest cost	565	526	106	100	14	16
Expected return on assets	(744)	(759)	(14)	(25)	(12)	(18)
Amortization of:
Transition obligation	2	2	—	—	—	—
Prior service cost	89	93	3	(2)	—	—
Actuarial (gain) loss	23	4	7	9	1	—
Settlements / curtailments	3	—	—	—	—	—

Net periodic benefit cost	$283	$220	$145	$129	$13	$12

During the first six months of 2009, we contributed $134 and $46 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $682 and $47 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2009 and December 31, 2008 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2008 balance	$—	$288	$1,698	$1,986
Acquired	—	3	—	3
Disposed of	—	—	(6)	(6)
Currency / Other	—	—	8	8

June 30, 2009 balance	$—	$291	$1,700	$1,991

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The goodwill acquired in the International Package segment was due to the acquisition of an agent in Slovenia during the second quarter of 2009. The increase in goodwill in the Supply Chain & Freight segment was due to the impact of fluctuations in the U.S. Dollar with other currencies on the translation of non-U.S. Dollar goodwill balances, partially offset by the allocation of goodwill to the sale of certain non-U.S. Mail Boxes Etc. franchises.

The following is a summary of intangible assets as of June 30, 2009 and December 31, 2008 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2009:
Trademarks, licenses, patents, and other	$48	$(43)	$5
Customer lists	111	(55)	56
Franchise rights	109	(43)	66
Capitalized software	1,781	(1,411)	370

Total Intangible Assets, Net	$2,049	$(1,552)	$497

December 31, 2008:
Trademarks, licenses, patents, and other	$47	$(40)	$7
Customer lists	113	(48)	65
Franchise rights	110	(41)	69
Capitalized software	1,728	(1,358)	370

Total Intangible Assets, Net	$1,998	$(1,487)	$511

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of June 30, 2009 and December 31, 2008 consists of the following (in millions):

	Maturity	2009	2008
Commercial paper	2009	$1,878	$2,922
4.50% senior notes	2013	1,751	1,739
3.875% senior notes	2014	1,001	—
5.50% senior notes	2018	754	745
5.125% senior notes	2019	995	—
8.38% debentures	2020-2030	740	741
6.20% senior notes	2038	1,480	1,479
Floating rate senior notes	2049-2053	431	438
Facility notes and bonds	2009-2036	432	433
Pound Sterling notes	2031-2050	817	730
Capital lease obligations	2009-2021	407	425
UPS Notes	2009-2027	177	198
Other debt	2009	20	21

Total debt		10,883	9,871
Less current maturities		(2,017)	(2,074)

Long-term debt		$8,866	$7,797

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.878 billion outstanding under this program as of June 30, 2009, with an average interest rate of 0.21%. As of June 30, 2009, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet. As of December 31, 2008, $1.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate notes, as discussed further below. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of June 30, 2009.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At June 30, 2009, there were no outstanding borrowings under either of these facilities.

In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short or long-term debt securities.

In March 2009, we completed an offering of $1.0 billion of 3.875% senior notes due April 2014 and $1.0 billion of 5.125% senior notes due April 2019. These notes pay interest semiannually, and we may redeem the notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $1.989 billion in cash proceeds from the offering. The proceeds from the offering were used for general corporate purposes, including the reduction of our outstanding commercial paper balance.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of June 30, 2009 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2009, 10% of net tangible assets is equivalent to $2.289 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2009, our net worth, as defined, was equivalent to $12.421 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek back-pay, and compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted our petition to hear the appeal of the trial court’s certification order. In July 2009, the Third Circuit issued its decision decertifying the class and remanding the case to the trial court for further proceedings. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the rebranding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. In one of the actions, which is pending in California state court, the court recently certified a class consisting of all Mail Boxes Etc. branded stores that rebranded to The UPS Store in March 2003. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. On July 21, 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. As of June 30, 2009, we had substantially resolved all U.S. federal income tax matters for tax years prior to 2003. During the second quarter of 2009, we resolved tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. In July 2008, the IRS completed its audit of the tax years 2003 through 2004, with only a limited number of issues that will be considered by the IRS Appeals Office by the end of 2009. In late 2008, the IRS began the initial planning phase of the income tax audit for tax years 2005 through 2007. Along with this audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes on transportation of property by air and fuel purchases, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment; however, we do not believe that the resolution of this matter would have a material adverse effect on our financial condition,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

results of operations, or liquidity. Certain foreign jurisdictions are reviewing transfer pricing transactions between U.S. and related foreign companies. The Italian Guardia di Finanza, under the authority of the Minister of Economy and Finance, has challenged whether a UPS entity has a permanent establishment in Italy beginning with tax year 2005. No final report or assessment has been issued. We disagree with the basis for these challenges and intend to defend our position vigorously. However, it is reasonably possible that the amount of unrecognized tax benefits could change within the next 12 months as we continue to pursue resolution of this matter with the Italian authorities. At this time, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or liquidity. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state and local matters are subject to ongoing litigation.

As of December 31, 2008, we had approximately 260,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement took effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority (approximately 3,000) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In June of 2009, we reached a new agreement with the IAM, which was subsequently ratified in July 2009. The new agreement runs through July 31, 2014.

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

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2009, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with no par value, authorized to be issued; as of June 30, 2009, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the six months ended June 30, 2009 and 2008 (in millions, except per share amounts):

	2009		2008
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	314	$3	349	$3
Common stock purchases	(5)	—	(7)	—
Stock award plans	2	—	3	—
Common stock issuances	2	—	1	—
Conversions of Class A to Class B common stock	(17)	—	(16)	—

Class A shares issued at end of period	296	$3	330	$3

Class B Common Stock
Balance at beginning of period	684	$7	694	$7
Common stock purchases	—	—	(29)	—
Conversions of Class A to Class B common stock	17	—	16	—

Class B shares issued at end of period	701	$7	681	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		211		262
Common stock purchases		(248)		(349)
Common stock issuances		96		87

Balance at end of period		$59		$—

Retained Earnings
Balance at beginning of period		$12,412		$14,186
Net income		846		1,779
Cumulative adjustment for accounting changes		—		(60)
Dividends ($0.90 and $0.90 per share)		(906)		(927)
Common stock purchases		—		(2,137)

Balance at end of period		$12,352		$12,841

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

As a result of the uncertain economic environment, we have slowed our share repurchase activity. We currently intend to repurchase shares in 2009 at a rate that should approximately offset the dilution from our stock compensation programs. We repurchased a total of 5.1 million shares of Class A and Class B common stock for $248 million during the six months ended June 30, 2009, and 35.7 million shares for $2.486 billion for the six months ended June 30, 2008. As of June 30, 2009, we had $6.324 billion of our share repurchase authorization remaining.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2009 and 2008 is as follows (in millions):

	2009	2008
Foreign currency translation gain (loss):
Balance at beginning of period	$(38)	$81
Aggregate adjustment for the period	(37)	113

Balance at end of period	(75)	194

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(60)	9
Current period changes in fair value (net of tax effect of $(6), and $(22))	11	(38)
Reclassification to earnings (net of tax effect of $7 and $(1))	10	(2)

Balance at end of period	(39)	(31)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(107)	(250)
Current period changes in fair value (net of tax effect of $38 and $(92))	63	(153)
Reclassification to earnings (net of tax effect of $(67) and $111)	(112)	183

Balance at end of period	(156)	(220)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,437)	(1,853)
Reclassification to earnings (net of tax effect of $46 and $40)	79	66
Net actuarial gain / loss and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $8)	—	13

Balance at end of period	(5,358)	(1,774)

Accumulated other comprehensive income (loss) at end of period	$(5,628)	$(1,831)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the six months ended June 30, 2009 and 2008 is as follows (in millions):

	2009		2008
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$121		$137
Reinvested dividends		2		3
Benefit payments		(16)		(21)

Balance at end of period		$107		$119

Treasury Stock
Balance at beginning of period	(2)	$(121)	(2)	$(137)
Reinvested dividends	—	(2)	—	(3)
Benefit payments	—	16	—	21

Balance at end of period	(2)	$(107)	(2)	$(119)

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

Segment information for the three and six months ended June 30, 2009 and 2008 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
U.S. Domestic Package	$6,789	$7,714	$13,738	$15,449
International Package	2,246	2,948	4,486	5,707
Supply Chain & Freight	1,794	2,339	3,543	4,520

Consolidated	$10,829	$13,001	$21,767	$25,676

Operating Profit:
U.S. Domestic Package	$476	$899	$860	$1,858
International Package	293	407	587	828
Supply Chain & Freight	126	148	166	261

Consolidated	$895	$1,454	$1,613	$2,947

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. Valuations may be revised in future periods as market conditions evolve. These securities were valued as of June 30, 2009 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Assets
Marketable securities	$185	$370	$208	$763
Derivative contracts	—	129	—	129
Other investments	—	—	312	312

Total	$185	$499	$520	$1,204

Liabilities
Derivative contracts	$—	$23	$—	$23

Total	$—	$23	$—	$23

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2009 (in millions).

Three Months Ended June 30, 2009:
	Marketable Securities	Other Investments	Total
Balance on April 1, 2009	$207	$328	$535
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(5)	(16)	(21)
Included in AOCI (pre-tax)	6	—	6
Purchases, issuances, and settlements	—	—	—

Balance on June 30, 2009	$208	$312	$520

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009:
	Marketable Securities	Other Investments	Total
Balance on January 1, 2009	$216	$331	$547
Transfers into (out of) Level 3	(3)	—	(3)
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(5)	(19)	(24)
Included in AOCI (pre-tax)	—	—	—
Purchases, issuances, and settlements	—	—	—

Balance on June 30, 2009	$208	$312	$520

Certain assets are measured at fair value on a nonrecurring basis. For the three months ended June 30, 2009, impaired finance receivables with a carrying amount of $13 million were written down to a net fair value of $8 million, based on the fair value for the related collateral which was determined using unobservable inputs (Level 3). In addition to these receivables, for the six months ended June 30, 2009, impaired airframes, engines, and parts with a net carrying value of $192 million were written down to an aggregate fair value of $11 million, as discussed further in Note 5. The fair values for the impaired airframes, engines, and parts were determined using unobservable inputs (Level 3).

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable contained in the consolidated balance sheet approximates fair value. The following table sets forth our financial assets and liabilities that were not carried at fair value as of June 30, 2009 and December 31, 2008 (in millions):

	As of June 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables	$704	$701	$956	$957
Short and long-term debt	10,883	11,127	9,871	10,287

The above fair values were computed based on comparable transactions, quoted market prices, discounted future cash flows or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. Differences from carrying amounts are attributable to interest and or credit rate changes subsequent to when the transaction occurred.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$445	$873	$846	$1,779

Denominator:
Weighted average shares	995	1,019	995	1,027
Deferred compensation obligations	2	2	2	2
Vested portion of restricted shares	1	—	1	—

Denominator for basic earnings per share	998	1,021	998	1,029

Effect of dilutive securities:
Restricted performance units	2	3	2	3
Restricted stock units	4	4	3	3
Stock option plans	—	1	—	1

Denominator for diluted earnings per share	1,004	1,029	1,003	1,036

Basic earnings per share	$0.45	$0.86	$0.85	$1.73

Diluted earnings per share	$0.44	$0.85	$0.84	$1.72

Diluted earnings per share for the three months ended June 30, 2009 and 2008 exclude the effect of 17.2 and 9.8 million shares of common stock (17.7 and 9.8 million for the six months ended June 30, 2009 and 2008), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Policy for Derivative Instruments

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the derivative, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We have foreign currency denominated capital lease obligations associated with our aircraft. For some of these leases, we hedge the foreign currency denominated minimum lease payments using cross-currency interest rate swaps, which effectively convert the foreign currency denominated lease payments into U.S. Dollar denominated payments. We have designated and account for these swaps as cash flow hedges of the forecasted lease payments and, therefore, the resulting gains and losses from these hedges are recognized in the income statement when the currency remeasurement gains and losses on the underlying leases are incurred.

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

We periodically hedge the forecasted fixed-coupon interest payments associated with anticipated debt offerings, using forward starting interest rate swaps, interest rate locks, or similar derivatives. These agreements effectively lock a portion of our interest rate exposure between the time the agreement is entered into and the date when the debt offering is completed, thereby mitigating the impact of interest rate changes on future interest expense. These derivatives are settled commensurate with the issuance of the debt, and any gain or loss upon settlement is amortized as an adjustment to the effective interest yield on the debt.

Outstanding Positions:

As of June 30, 2009, the notional amounts of our outstanding derivative positions were as follows:

	Notional Value (in millions)
Currency Hedges:
Euro		€1,220
British Pound Sterling		£56
Canadian Dollar	C$	155

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$2,300
Floating to Fixed Interest Rate Swaps		$28

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

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

Asset Derivatives	Balance Sheet Location	June 30, 2009 Fair Value
Derivatives designated as hedges:
Interest rate contracts	Other current assets	$1
Interest rate contracts	Other non-current assets	30
Foreign exchange contracts	Other current assets	98

Total Asset Derivatives		$129

Liability Derivatives	Balance Sheet Location	June 30, 2009 Fair Value
Derivatives designated as hedges:
Interest rate contracts	Other non-current liabilities	$(11)
Foreign exchange contracts	Other current liabilities	(10)

Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	(2)

Total Liability Derivatives		$(23)

Income Statement Recognition:

The following tables indicates the amount and location in the income statement for the three and six months ended June 30, 2009 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Three Months Ended June 30, 2009:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$1	Interest Expense	$(4)
Foreign exchange contracts	2	Interest Expense	2
Foreign exchange contracts	(114)	Revenue	37
Commodity contracts	—	Revenue	—

Total	$(111)		$35

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$127	Interest Expense	$(6)
Foreign exchange contracts	(1)	Interest Expense	(1)
Foreign exchange contracts	(25)	Revenue	104
Commodity contracts	—	Revenue	82

Total	$101		$179

As of June 30, 2009, $57 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2010. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the six months ended June 30, 2009. The derivative gains and losses, as well as the associated gains and losses on the underlying exposure, for those derivatives designated as fair value hedges were immaterial for the six months ended June 30, 2009.

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges under the provisions of FAS 133. The interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. The foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our balance sheet. For the three and six months ended June 30, 2009, we recognized $29 and $9 million in losses, respectively, on the fair value of the foreign exchange forward contracts, which were reported in “other operating expenses” in the consolidated income statement, while the impact of the interest rate swap contracts was not material. The foreign exchange forward contracts are settled at the end of each month, and therefore no asset or liability was recorded on the balance sheet at June  30, 2009.

NOTE 15. SUBSEQUENT EVENTS

In August 2009, we completed the formation of a new joint venture headquartered in Dubai to develop and grow UPS express package, freight forwarding and contract logistics services across the Middle East, Turkey and portions of Central Asia. We own 80% of this joint venture, and we will consolidate the financial statements of the joint venture. In conjunction with the formation of this joint venture, the joint venture acquired an 80% interest in the small package operations of Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”), our existing service agent in Turkey. We will contribute certain existing UPS operations in the region to the new joint venture, along with other consideration. We maintain an option to purchase the remaining 20% of the joint venture, and the joint venture partner maintains a put option to require us to purchase the remaining 20% interest. The base payment to exercise the option can potentially be increased based on the earnings of the joint venture. The 20% portion of the joint venture that we do not own will be recorded as a noncontrolling interest in shareowners’ equity.

The express package business operations of Unsped will be included in our International Package segment, while the freight forwarding and contract logistics businesses of Unsped will be included in our Supply Chain & Freight segment. Pro forma results of operations have not been presented for this acquisition, because the effects of this transaction were not material. The results of operations of Unsped will be included in our statements of consolidated income from the date of acquisition. The purchase price allocation can be modified up to one year after the date of acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2009	2008	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,315	$1,648	$(333)	(20.2)%
Deferred	652	789	(137)	(17.4)
Ground	4,822	5,277	(455)	(8.6)

Total U.S. Domestic Package	6,789	7,714	(925)	(12.0)
International Package:
Domestic	478	622	(144)	(23.2)
Export	1,677	2,145	(468)	(21.8)
Cargo	91	181	(90)	(49.7)

Total International Package	2,246	2,948	(702)	(23.8)
Supply Chain & Freight:
Forwarding and Logistics	1,183	1,635	(452)	(27.6)
Freight	507	596	(89)	(14.9)
Other	104	108	(4)	(3.7)

Total Supply Chain & Freight	1,794	2,339	(545)	(23.3)

Consolidated	$10,829	$13,001	$(2,172)	(16.7)%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,180	1,183	(3)	(0.3)%
Deferred	879	878	1	0.1
Ground	10,406	10,999	(593)	(5.4)

Total U.S. Domestic Package	12,465	13,060	(595)	(4.6)
International Package:
Domestic	1,079	1,127	(48)	(4.3)
Export	740	798	(58)	(7.3)

Total International Package	1,819	1,925	(106)	(5.5)

Consolidated	14,284	14,985	(701)	(4.7)%

Operating days in period	64	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$17.41	$21.77	$(4.36)	(20.0)%
Deferred	11.59	14.04	(2.45)	(17.5)
Ground	7.24	7.50	(0.26)	(3.5)
Total U.S. Domestic Package	8.51	9.23	(0.72)	(7.8)
International Package:
Domestic	6.92	8.62	(1.70)	(19.7)
Export	35.41	42.00	(6.59)	(15.7)
Total International Package	18.51	22.46	(3.95)	(17.6)
Consolidated	$9.78	$10.93	$(1.15)	(10.5)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended June 30,		Change
	2009	2008	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$2,696	$3,286	$(590)	(18.0)%
Deferred	1,345	1,594	(249)	(15.6)
Ground	9,697	10,569	(872)	(8.3)

Total U.S. Domestic Package	13,738	15,449	(1,711)	(11.1)
International Package:
Domestic	942	1,205	(263)	(21.8)
Export	3,363	4,167	(804)	(19.3)
Cargo	181	335	(154)	(46.0)

Total International Package	4,486	5,707	(1,221)	(21.4)
Supply Chain & Freight:
Forwarding and Logistics	2,380	3,198	(818)	(25.6)
Freight	961	1,109	(148)	(13.3)
Other	202	213	(11)	(5.2)

Total Supply Chain & Freight	3,543	4,520	(977)	(21.6)

Consolidated	$21,767	$25,676	$(3,909)	(15.2)%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,185	1,191	(6)	(0.5)%
Deferred	890	894	(4)	(0.4)
Ground	10,495	11,069	(574)	(5.2)

Total U.S. Domestic Package	12,570	13,154	(584)	(4.4)
International Package:
Domestic	1,088	1,114	(26)	(2.3)
Export	752	788	(36)	(4.6)

Total International Package	1,840	1,902	(62)	(3.3)

Consolidated	14,410	15,056	(646)	(4.3)%

Operating days in period	127	128

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$17.91	$21.55	$(3.64)	(16.9)%
Deferred	11.90	13.93	(2.03)	(14.6)
Ground	7.28	7.46	(0.18)	(2.4)
Total U.S. Domestic Package	8.61	9.18	(0.57)	(6.2)
International Package:
Domestic	6.82	8.45	(1.63)	(19.3)
Export	35.21	41.31	(6.10)	(14.8)
Total International Package	18.42	22.07	(3.65)	(16.5)
Consolidated	$9.86	$10.80	$(0.94)	(8.7)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended June 30,		Change
	2009	2008	$	%
LTL revenue (in millions)	$471	$564	$(93)	(16.5)%
LTL revenue per LTL hundredweight	$17.27	$19.28	$(2.01)	(10.4)%
LTL shipments (in thousands)	2,611	2,660	(49)	(1.9)%
LTL shipments per day (in thousands)	40.8	41.6	(0.8)	(1.9)%
LTL gross weight hauled (in millions of pounds)	2,728	2,925	(197)	(6.7)%
LTL weight per shipment	1,045	1,099	(54)	(4.9)%
Operating days in period	64	64

	Six Months Ended June 30,		Change
	2009	2008	$	%
LTL revenue (in millions)	$895	$1,048	$(153)	(14.6)%
LTL revenue per LTL hundredweight	$17.28	$18.85	$(1.57)	(8.3)%
LTL shipments (in thousands)	4,954	5,057	(103)	(2.0)%
LTL shipments per day (in thousands)	39.0	39.5	(0.5)	(1.3)%
LTL gross weight hauled (in millions of pounds)	5,177	5,559	(382)	(6.9)%
LTL weight per shipment	1,045	1,099	(54)	(4.9)%
Operating days in period	127	128

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended June 30,		Change
	2009	2008	$	%
Reporting Segment
U.S. Domestic Package	$476	$899	$(423)	(47.1)%
International Package	293	407	(114)	(28.0)%
Supply Chain & Freight	126	148	(22)	(14.9)%

Consolidated Operating Profit	$895	$1,454	$(559)	(38.4)%

	Three Months Ended June 30,
	2009	2008
Reporting Segment
U.S. Domestic Package	7.0%	11.7%
International Package	13.0%	13.8%
Supply Chain & Freight	7.0%	6.3%
Consolidated Operating Margin	8.3%	11.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six Months Ended June 30,		Change
	2009	2008	$	%
Reporting Segment
U.S. Domestic Package	$860	$1,858	$(998)	(53.7)%
International Package	587	828	(241)	(29.1)%
Supply Chain & Freight	166	261	(95)	(36.4)%

Consolidated Operating Profit	$1,613	$2,947	$(1,334)	(45.3)%

	Six Months Ended June 30,
	2009	2008
Reporting Segment
U.S. Domestic Package	6.3%	12.0%
International Package	13.1%	14.5%
Supply Chain & Freight	4.7%	5.8%
Consolidated Operating Margin	7.4%	11.5%

U.S. Domestic Package Operations

U.S. domestic package revenue decreased $925 million, or 12.0%, for the quarter ($1.711 billion, or 11.1%, year-to-date), due to a 4.6% decrease in average daily package volume and a 7.8% decrease in revenue per piece (4.4% and 6.2%, respectively, year-to-date).

Ground volume declined 5.4% during the quarter (5.2% year-to-date), primarily as a result of weakness in the U.S. economy. Continued declines in industrial production and retail sales have reduced overall demand in the U.S. small package market, resulting in decreased package volume in our domestic package operations. The Next Day Air volume decline of 0.3% and Deferred air volume increase of only 0.1% (declines of 0.5% and 0.4%, respectively, year-to-date) were also impacted by the economic recession. The decline in air volume was partially mitigated by market share gains, as a result of the recent departure of a competitor in the U.S. market.

The decrease in overall revenue per piece of 7.8% resulted primarily from lower fuel surcharge rates, lower package weights, and unfavorable shifts in product mix. Next Day Air and Deferred revenue per piece decreased 20.0% and 17.5%, respectively (16.9% and 14.6%, respectively, year-to-date), and were negatively affected by an approximate 24% decline in the fuel surcharge rate for air products (discussed further below). Additionally, the revenue per piece decline for our air products was impacted by lower average package weights and a mix shift toward lower yielding products, reflecting the economic recession in the United States. Ground revenue per piece decreased 3.5% (2.4% year-to-date), primarily due to a lower fuel surcharge rate. The factors decreasing revenue per piece for our ground and air products were partially offset by an increase in base rates that took effect during the first quarter.

In October 2008, we announced a base rate increase and a change in the fuel surcharge that took effect on January 5, 2009. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 5.9% on UPS Ground. Other pricing changes included a $0.10 increase in the residential surcharge, and an increase of $0.10 in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary and occur on an annual basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We also modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 0.34% in the second quarter of 2009, a decrease from the 24.27% in the second quarter of 2008, due to the significant decrease in jet fuel prices, in addition to the 2% reduction in the index. On a year-to-date basis, the average fuel surcharge on domestic air products declined to 2.00% in 2009 from 21.55% in 2008. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products decreased to 2.51% in the second quarter of 2009 from 7.48% in the second quarter of 2008, due to significantly lower diesel fuel prices. On a year-to-date basis, the average fuel surcharge on domestic ground products decreased to 3.04% in 2009 from 6.82% in 2008. Total domestic fuel surcharge revenue, net of the impact of hedging, decreased by $512 million in the second quarter of 2009 compared with the same period of 2008 ($775 million year-to-date), primarily due to the lower fuel surcharge rates discussed above, as well as the decline in volume for our air and ground products.

U.S. Domestic Package operating profit decreased $423 million, or 47.1%, in the second quarter of 2009 compared with the same period in 2008 ($998 million, or 53.7%, year-to-date). Operating profit in 2009 was adversely impacted by the U.S. economic recession, decreased network efficiencies due to the decline in volume, changes in package characteristics, and a shift in product mix away from our premium services. Additionally, year-to-date operating profit was adversely impacted by a $181 million impairment charge on our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets in the first quarter of 2009 (discussed further in the “Operating Expenses” section).

International Package Operations

International Package revenue declined $702 million, or 23.8%, for the quarter ($1.221 billion, or 21.4%, year-to-date), primarily as a result of a 5.5% decline in package volume and a 17.6% decrease in total revenue per piece (3.3% and 16.5%, respectively, year-to-date).

Export volume declined 7.3% for the quarter (4.6% year-to-date), primarily due to weakness in the Asia and U.S. export lanes, as the worldwide economic recession and slowdown in world trade more than offset market share gains. Transborder export volume was relatively stronger within the European Union and North American trade areas. Non-U.S. domestic volume decreased 4.3% for the quarter (2.3% year-to-date). Both export and non-U.S. domestic package volume were adversely affected by the timing of the Easter holiday.

Overall revenue per piece decreased 17.6% for the quarter (16.5% year-to-date), primarily as a result of foreign currency exchange rate movements, decreased fuel surcharge rates, and shifts in product mix. Export revenue per piece decreased 15.7% for the quarter (14.8% year-to-date), largely due to the adverse impact of currency exchange rates, lower fuel surcharge rates, and the relatively stronger volume performance of lower revenue per piece transborder products, but was partially offset by base rate increases that took effect in the first quarter of 2009. Domestic revenue per piece decreased 19.7% for the quarter (19.3% year-to-date), and was primarily caused by adverse currency exchange rate fluctuations (currency-adjusted domestic revenue per piece only declined 4.4% for the quarter), as well as the impact of lower fuel surcharge rates. Total average revenue per piece decreased 11.4% for the quarter on a currency-adjusted basis (10.5% year-to-date), and the overall quarterly change in segment revenue was negatively affected by $193 million due to currency fluctuations, net of hedging activity ($365 million year-to-date).

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

Additionally, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue decreased by $250 million in the second quarter ($390 million year-to-date), due to lower fuel surcharge rates caused by decreased fuel prices as well as a decrease in international air volume.

International Package operating profit decreased $114 million, or 28.0%, in the second quarter of 2009 compared with the same period of 2008 ($241 million, or 29.1%, year-to-date). The decline in operating profit was affected by decreased network efficiencies resulting from volume declines, a shift in product mix away from our premium services, and volume declines in some of the longer export trade lanes. The change in operating profit was negatively affected by $10 million during the quarter due to currency exchange rate fluctuations, net of hedging activity (positively affected by $2 million year-to-date).

Supply Chain & Freight Operations

Supply Chain & Freight revenue decreased $545 million, or 23.3%, for the quarter ($977 million, or 21.6%, year-to-date). Forwarding and logistics revenue decreased $452 million, or 27.6%, for the quarter ($818 million, or 25.6%, year-to-date), and was impacted by weakness in demand for freight forwarding due to global economic weakness and declines in international trade. Forwarding revenue declined in all major transportation modes, including domestic and international air freight and ocean freight, and was impacted by lower volumes, lower fuel surcharges, and lower security and other accessorial charges. Additionally, the overall change in forwarding and logistics revenue was negatively affected by $53 million during the quarter ($126 million year-to-date) due to the strengthening of the U.S. Dollar against foreign currencies.

UPS Freight revenue declined $89 million, or 14.9%, for the quarter ($148 million, or 13.3%, year-to-date), primarily due to lower fuel surcharge rates and a decline in average daily LTL shipments. Total LTL weight per shipment declined 4.9% for the quarter and year-to-date periods, reflecting the weak LTL market and the ongoing economic recession in the United States in 2009. Average LTL shipments per day also declined 1.9% for the quarter (1.3% year-to-date), as market share gains were more than offset by the impact of the weak economy.

LTL revenue per hundredweight decreased 10.4% for the quarter (8.3% year-to-date), primarily as a result of the lower fuel surcharge rates, as total fuel surcharge revenue declined $70 million for the quarter ($113 million year-to-date) primarily resulting from lower diesel fuel prices. However, this decline was partially offset by an increase in base prices that took effect in the first quarter of 2009. On January 5, 2009, UPS Freight increased minimum charge, LTL, and TL rates an average of 5.9%, covering non-contractual shipments in the United States and Canada.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, experienced a decline in revenue of 3.7% during the quarter (5.2% year-to-date). This decline in revenue was primarily in our financial business, and was impacted by lower interest rates and decreased loan volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating profit for the Supply Chain & Freight segment decreased by $22 million, or 14.9%, for the quarter ($95 million, or 36.4%, year-to-date), primarily due to lower operating profit in the forwarding and logistics business and our UPS Freight unit. The lower operating profit in the forwarding and logistics business was impacted by the weak demand for forwarding services. However, the operating margin in this business experienced only a small decline as costs were reduced commensurate with the decline in revenues. Our UPS Freight unit experienced breakeven results for the second quarter, but operating losses in the year-to-date period. The decline in operating profits for these two businesses were partially offset by a net increase in combined operating income for all of our other businesses in this segment. This net increase was primarily driven by a gain on sale of substantially all of our international Mail Boxes Etc operations during the quarter. The change in operating profit for the segment was also negatively affected by $4 million in the quarter ($12 million year-to-date) due to the strengthening of the U.S. Dollar against foreign currencies.

Operating Expenses

Consolidated operating expenses decreased by $1.613 billion, or 14.0%, for the quarter ($2.575 billion, or $11.3%, year-to-date), of which approximately $232 million ($481 million year-to-date) was due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits expense decreased by $192 million, or 2.9%, for the quarter ($360 million, or 2.8%, year-to-date), and was impacted by several items. A large component of this decrease was related to employee payroll costs, as union labor hours declined approximately 7% as a result of lower U.S. Domestic Package volume, and management payroll declined as a result of a reduction in the total number of management employees through attrition combined with a wage freeze. Benefits expense increased slightly due to higher employee health and welfare program costs, which were impacted by higher union contribution rates, and increased pension expense. Pension expense increases resulted from higher union contribution rates for multiemployer pension plans, combined with increased interest costs, a decrease in our expected return on plan assets and the amortization of actuarial losses for company-sponsored plans (see Note 6) to the unaudited consolidated financial statements. The increase in interest costs was impacted by changes in discount rates, while the decrease in expected return on plan assets and the actuarial losses were primarily due to the negative asset returns experienced in 2008.

The expense associated with our self-insurance accruals for workers’ compensation claims was $13 million less than the second quarter of 2008 ($36 million less year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. The lower expense reflects reduced labor hours combined with favorable claims experience, which results from a strong internal safety program, including initiatives to decrease accident frequencies and continuous improvement in claims management.

Repairs and maintenance expense declined $30 million, or 9.9%, for the quarter ($52 million, or 8.7%, year-to-date), largely due to reduced vehicle maintenance expense resulting from a reduction in miles driven. Depreciation and amortization expense decreased $26 million, or 5.8%, for the quarter ($48 million, or 5.3%, year-to-date), and was influenced by several factors, including lower depreciation expense on equipment and facilities, as certain assets became fully depreciated, as well as lower software amortization resulting from fewer new capitalized software projects. This was partially offset by higher depreciation expense on aircraft and vehicles resulting from new deliveries. The $491 million, or 29.2%, quarterly decrease in purchased transportation ($874 million, or 26.7%, year-to-date) was driven by a combination of lower volume in our

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

international package and forwarding businesses, the impact of currency exchange rates, and decreased fuel surcharge rates charged to us by third-party carriers. The $628 million, or 53.8%, quarterly decrease in fuel expense ($1.082 billion, or 51.1%, year-to-date) was impacted by significantly lower prices for jet-A fuel, diesel, and unleaded gasoline, as well as lower usage of these products in our operations. Other occupancy expense decreased by $19 million, or 7.8% ($27 million, or 5.2%, year-to-date), for the quarter and was influenced by lower electricity and natural gas costs, as well as lower rent expense.

Other operating expenses declined $227 million, or 19.2%, in the second quarter of 2009 compared with the same period of 2008 ($132 million, or 5.8%, year-to-date). The decline for the quarter and year-to-date periods was partially due to certain variable costs that declined as a result of lower package volume, such as the expense associated with customer claims for lost or damaged packages, rent expense for transportation equipment, cargo handling costs, and aircraft landing fees. Additionally, certain other costs declined primarily as a result of cost containment programs, such as employee expense reimbursements, office supplies, professional services, and advertising costs.

The $132 million, or 5.8%, year-to-date decline in other operating expenses was partially offset by a $181 million impairment charge on certain of our aircraft. We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. In 2008, we had announced that we were in negotiations with DHL to provide air transportation services for all of DHL’s express, deferred and international package volume within the United States, as well as air transportation services between the United States, Canada and Mexico. In early April 2009, UPS and DHL mutually agreed to terminate further discussions on providing these services. Additionally, our U.S. Domestic Package air delivery volume has declined since the first quarter of 2008 as a result of persistent economic weakness and shifts in product mix from our premium air services to our lower cost ground services. As a result of these factors, the utilization of certain aircraft fleet types has declined and is expected to be lower in the future.

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the cost basis of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, and impacted our U.S. Domestic Package segment. We currently continue to utilize and operate all of our other aircraft fleets.

Investment Income and Interest Expense

In the second quarter of 2009, we recorded an investment loss of $22 million, compared with the investment income of $14 million in the second quarter of 2008 ($9 million loss year-to-date in 2009, compared to year-to-date income of $71 million in 2008). This decline in investment income was partially due to a $17 million impairment charge on certain preferred equity and auction rate securities. The remainder of the decline was largely due to a lower average balance of interest-earning investments, a significantly lower yield earned on our invested assets as a result of declines in short-term interest rates in the United States, and a loss on the fair value adjustments of certain real estate investment partnerships.

During the second quarter of 2009, we recorded impairment losses on certain perpetual preferred securities, and an auction rate security collateralized by preferred securities, issued by large financial institutions. The impairment charge results from conversion offers from the issuers of these securities at prices well below the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

stated redemption value of the preferred shares. These securities, which had a cost basis of $42 million, were written down to their fair value of $25 million as of June 30, 2009, as an other-than-temporary impairment. The $17 million total impairment charge during the quarter was recorded in investment income (loss) on the income statement.

For the remaining auction rate securities, and equity and debt securities, we have concluded that no additional other-than-temporary impairment losses existed as of June 30, 2009. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses in market value compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value or maturity occurs.

The $77 million, or 74.0%, increase in interest expense during the quarter was primarily due to a $77 million non-cash, pre-tax currency remeasurement charge on certain long-term foreign currency denominated obligations. On a year-to-date basis, interest expense increased $25 million, or 10.5%, due to the $77 million currency remeasurement charge, which was partially offset by a lower average debt balance and a lower average interest rate incurred on our variable rate debt and interest rate swap agreements as a result of recent declines in short-term interest rates in the United States.

Income Tax Expense

Income tax expense declined by $244 million, or 49.7%, for the quarter ($506 million, or 50.5%, year-to-date), primarily due to lower pre-tax income. For the year-to-date 2009 period, our effective tax rate increased to 36.9% compared with 36.0% in the comparable period of 2008, due to an increase in our first quarter 2009 income tax provision as a result of providing a valuation allowance of $14 million against certain deferred tax assets in our International Package business.

Net Income and Earnings Per Share

Net income for the second quarter of 2009 was $445 million, a 49.0% decrease from the $873 million earned in the second quarter of 2008, resulting in a 48.2% decrease in diluted earnings per share to $0.44 in 2009 from $0.85 in the second quarter of 2008. Net income for the year-to-date period of 2009 was $846 million, a 52.4% decrease from the $1.779 billion recorded in the comparable period of 2008, resulting in a 51.2% decrease in diluted earnings per share to $0.84 in 2009 from the $1.72 earned in the comparable period of 2008. The decline in net income for the quarter and year-to-date periods was primarily caused by the decline in operating profits in all three of our business segments, as previously discussed. Additionally, second quarter and year-to-date 2009 net income was reduced by $48 million due to the after-tax effects of the currency remeasurement charge discussed previously. Year-to-date 2009 net income was also reduced by $116 million due to the aircraft impairment charge discussed previously. These two charges reduced second quarter and year-to-date diluted earnings per share by $0.05 and $0.17, respectively. Earnings per share in the second quarter and year-to-date periods of 2009 was favorably impacted by a reduction in the weighted average shares outstanding of 2.3% and 3.0%, respectively, compared to the same periods of 2008, as a result of our ongoing share repurchase program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $3.155 billion in the first six months of 2009 from $5.028 billion during the same period of 2008. The decrease in operating cash flow was impacted by approximately $1.035 billion in cash tax benefits received in 2008 (including an $850 million tax refund) resulting from a U.S. Federal tax deduction for the payment made to withdraw from the Central States Pension Fund in 2007. The absence of these tax benefits in 2009 adversely affected the comparison with 2008. Operating cash flow also decreased as a result of lower net income in 2009 compared with 2008.

Partially offsetting these factors were changes in our working capital position, as the collection of accounts receivable had a larger impact in the first six months of 2009 compared with the same period in 2008. Accounts receivable normally declines in the first half of each year, due to the collection of receivables generated in the seasonally strong fourth quarter, however the decline was larger in the first half of 2009 as a result of the decrease in revenue among all three of our business segments.

The contributions to our company-sponsored pension plans are expected to increase significantly in 2009, compared with 2008, primarily as a result of required minimum pension fundings for the UPS-IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $682 million and $47 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $415 million in the first six months of 2009 from $1.939 billion during the same period of 2008. In the first six months of 2009, we had net sales of $2 million of marketable securities, compared with $275 million of net purchases in the comparable period of 2008, as a result of the timing of debt issuances and repayments, income tax refunds, and certain other cash receipts and disbursements.

We had capital expenditures of $671 million in the first six months of 2009, a decrease from the $1.387 billion in the same period of 2008. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. Capital expenditures on aircraft declined primarily as a result of fewer deliveries of new aircraft, as we took delivery of one Boeing 747-400 in the first six months of 2009, compared with five Boeing 747-400 deliveries in 2008. Vehicle deliveries and spending on information technology also declined, as a result of reduced investment needs and initiatives to reduce our capital spending. Capital expenditures on facilities and equipment decreased in 2009, primarily resulting from the completion of work on portions of our Worldport hub expansion.

Other investing activities reflected a cash inflow of $82 million in the first six months of 2009 as compared with a $282 million outflow in the same period of 2008, largely due to cash settlements of derivative contracts used in our energy and currency hedging programs, as well as the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased to $435 million in the first six months of 2009 from $3.986 billion during the same period in 2008. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We had net issuances of debt of $903 million in the first six months of 2009, compared with net repayments of debt of $170 million in the first six months of 2008. Issuances of debt in each period consisted primarily of commercial paper and offerings of fixed rate senior notes. Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of certain tranches of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

In March 2009, we completed an offering of $1.0 billion of 3.875% senior notes due April 2014 and $1.0 billion of 5.125% senior notes due April 2019. These notes pay interest semiannually, and we may redeem the notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $1.989 billion in cash proceeds from the offering. The proceeds from the offering are being used for general corporate purposes, including the reduction of our outstanding commercial paper balance.

In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In the first six months of 2008, we repaid most of this commercial paper with the proceeds from the senior notes offering, as well as the $850 million U.S. federal tax refund received.

As a result of the uncertain economic environment, we have slowed our share repurchase activity. We currently intend to repurchase shares in 2009 at a rate that should approximately offset the dilution from our stock compensation programs. We repurchased a total of 5.1 million shares of Class A and Class B common stock for $248 million for the first six months of 2009, compared with repurchases of 35.7 million shares for $2.486 billion for the comparable period of 2008 ($247 million and $2.294 billion are reported on the cash flow statement for 2009 and 2008, respectively, due to the timing of settlements). As of June 30, 2009, we had $6.324 billion of our share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We maintained our quarterly cash dividend payment at $0.45 per share in 2009, consistent with the rate in 2008. We expect to continue the practice of paying regular cash dividends.

Our total cash dividends paid for the first six months of 2009 declined to $876 million from $1.337 billion in 2008. This decline was primarily a result of three dividend payments being made in the first six months of 2008, compared with only two dividend payments being made in the first six months of 2009, due to a change in our dividend payment schedule. We also had a reduction in the number of outstanding shares on which dividends are paid, as a result of our share repurchase program.

The cash outflows in other financing activities primarily relate to hedging activities. In conjunction with the senior fixed rate debt offerings in the first quarter of 2009 and 2008, we settled several interest rate derivatives that were designated as hedges of these debt offerings, which resulted in cash outflows of $243 and $84 million in 2009 and 2008, respectively. In the second quarter of 2008, we entered into a forward purchase agreement for UPS Class B shares for $220 million, which was completed on July 31, 2008. A total of 3.6 million shares were repurchased under this agreement, approximately 0.8 million of which were in the second quarter of 2008. The cash outflow for the forward purchase agreement that had not been used on share repurchases as of June 30, 2008 (approximately $167 million) was reported in other financing activities on the cash flow statement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $1.878 billion outstanding under this program as of June 30, 2009, with an average interest rate of 0.21%. All of this commercial paper was classified as a current liability as of June 30, 2009. At December 31, 2008, we classified $1.0 billion of our commercial paper as long-term debt on our balance sheet, based on our intent and ability to refinance this debt on a long-term basis in the future. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of June 30, 2009.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At June 30, 2009, there were no outstanding borrowings under either of these facilities.

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

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of June 30, 2009 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2009, 10% of net tangible assets is equivalent to $2.289 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2009, our net worth, as defined, was equivalent to $12.421 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2009 have not materially changed from those at December 31, 2008, as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek back-pay, and compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted our petition to hear the appeal of the trial court’s certification order. In July 2009, the Third Circuit issued its decision decertifying the class and remanding the case to the trial court for further proceedings. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

UPS and Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the rebranding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. In one of the actions, which is pending in California state court, the court recently certified a class consisting of all Mail Boxes Etc. branded stores that rebranded to The UPS Store in March 2003. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. On July 21, 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. As of June 30, 2009, we had substantially resolved all U.S. federal income tax matters for tax years prior to 2003. During the second quarter of 2009, we resolved tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. In July 2008, the IRS completed its audit of the tax years 2003 through 2004, with only a limited number of issues that will be considered by the IRS Appeals Office by the end of 2009. In late 2008, the IRS began the initial planning phase of the income tax audit for tax years 2005 through

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

2007. Along with this audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment taxes and excise taxes on transportation of property by air and fuel purchases, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment; however, we do not believe that the resolution of this matter would have a material adverse effect on our financial condition, results of operations, or liquidity. Certain foreign jurisdictions are reviewing transfer pricing transactions between U.S. and related foreign companies. The Italian Guardia di Finanza, under the authority of the Minister of Economy and Finance, has challenged whether a UPS entity has a permanent establishment in Italy beginning with tax year 2005. No final report or assessment has been issued. We disagree with the basis for these challenges and intend to defend our position vigorously. However, it is reasonably possible that the amount of unrecognized tax benefits could change within the next 12 months as we continue to pursue resolution of this matter with the Italian authorities. At this time, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or liquidity. With few exceptions, we are no longer subject to U.S. state and local and non-U.S. income tax examinations by tax authorities for tax years prior to 1999, but certain U.S. state and local matters are subject to ongoing litigation.

As of December 31, 2008, we had approximately 260,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). In September 2007, we reached a new national master agreement with the Teamsters, which was ratified in December 2007. The new agreement provides for wage increases as well as contributions to healthcare and pension plans, and most economic provisions of the new five year agreement took effect on August 1, 2008, with the exception of our withdrawal from the Central States Pension Fund which occurred in 2007. We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority (approximately 3,000) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In June of 2009, we reached a new agreement with the IAM, which was subsequently ratified in July 2009. The new agreement runs through July 31, 2014.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Accounting Pronouncements

Adoption of New Accounting Standards

•

The disclosure requirements of Statement No. 157 “Fair Value Measurements” (“FAS 157”), which took effect on January 1, 2008, are presented in Note 12 to the unaudited consolidated financial statements. On January 1, 2009, we implemented the previously deferred provisions of FAS 157 for nonfinancial assets and liabilities recorded at fair value, as required.

•

The disclosure requirements of Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), which took effect on January 1, 2009, are presented in Note 14 to the unaudited consolidated financial statements.

•	The accounting requirements of Statement No. 141(R) “Business Combinations” (“FAS 141(R)”), which took effect on January 1, 2009, were adopted but had no impact on our financial statements.

•

The accounting and presentation requirements of Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which took effect on January 1, 2009, had an immaterial impact on the financial statements.

•

The disclosure requirements of FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” are presented in Note 12 to the unaudited consolidated financial statements.

•

The accounting requirements of FSP 157-4—“Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which took effect on April 1, 2009, were adopted but had an immaterial impact on our financial statements. The disclosure requirements of FSP 157-4 are presented in Note 4 and Note 12 to the unaudited consolidated financial statements.

Standards Issued But Not Yet Effective

•

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (“FAS No. 168”), which replaces Statement No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. FAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. FAS 168 is effective beginning for periods ended after September 15, 2009. As FAS 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our third quarter 2009 Form 10-Q to reflect accounting guidance references included in the codification.

•

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

Other new pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2009	December 31, 2008
Energy Derivatives	$—	$—
Currency Derivatives	88	241
Interest Rate Derivatives	18	(388)

	$106	$(147)

Other than noted below, our market risks, hedging strategies, and financial instrument positions at June 30, 2009 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In the first quarter of 2009, we settled several interest rate hedges in conjunction with issuing five and ten year notes and made a cash payment of $243 million. In the second quarter of 2009, we entered into interest rate swap agreements for a notional amount of $2.250 billion that effectively converted the fixed interest rate on the associated debt instruments to a variable interest rate. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt (including commercial paper) and swap instruments as of June 30, 2009 would be approximately $49 million. The market risk sensitivities of the currency derivative contracts noted above are not materially different from the amounts described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2009 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2009	0.9	$52.95	0.9	$6,413
May 1 – May 31, 2009	0.9	53.14	0.8	6,368
June 1 – June 30, 2009	0.9	49.47	0.9	6,324

Total April 1 – June 30, 2009	2.7	$51.83	2.6

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Our annual meeting of shareowners was held on May 7, 2009.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for director as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1. The results of the voting by the shareowners for directors are presented below.

Director		Number of Votes	Percent of Total
F. Duane Ackerman	For Withheld	2,401,893,386 128,625,414	94.92 5.08	% %
Michael J. Burns	For Withheld	2,435,841,055 94,677,745	96.26 3.74	% %
D. Scott Davis	For Withheld	2,424,832,196 105,686,604	95.82 4.18	% %
Stuart E. Eizenstat	For Withheld	2,415,374,504 115,144,296	95.45 4.55	% %
Michael L. Eskew	For Withheld	2,432,449,198 98,069,602	96.12 3.88	% %
William R. Johnson	For Withheld	2,416,098,444 114,420,356	95.48 4.52	% %
Ann M. Livermore	For Withheld	2,414,811,743 115,707,057	95.43 4.57	% %
Rudy A. Markham	For Withheld	2,428,970,164 101,548,636	95.99 4.01	% %
John W. Thompson	For Withheld	2,410,912,896 119,605,904	95.27 4.73	% %
Carol B. Tomé	For Withheld	2,415,599,330 114,919,470	95.46 4.54	% %

2. The proposal and the results of the voting by the shareowners for ratification of our appointment of independent registered public accountants are presented below.

		Number of Votes	Percent of Total
To ratify the appointment of Deloitte & Touche LLP, as the independent registered public accountants for the Company for the year ending December 31, 2009	For Against Abstain	2,463,997,254 41,067,096 25,454,450	97.37 1.62 1.01	% % %

3. The proposal and the results of the voting by the shareowners for the approval of the 2009 Omnibus Incentive Compensation Plan are presented below.

		Number of Votes	Percent of Total
To approve the 2009 Omnibus Incentive Compensation Plan	For Against Abstain Non-Votes	2,040,406,067 286,119,087 89,301,441 114,692,205	80.63 11.31 3.53 4.53	% % % %

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008).

4.1	—	Underwriting agreement relating to 3.875% Senior Notes due April 1, 2014 and 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 1.1 to Form 8-K, filed on March 24, 2009).

4.2	—	Form of Note for 3.875% Senior Notes due April 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 24, 2009).

4.3	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 24, 2009).

10.1	—	Credit Agreement (364-Day Facility) dated April 16, 2009 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2009).

10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2009).

10.3	—	Form of Restricted Stock Unit Award Agreement for the 2009 Long-Term Incentive Performance (LTIP) Awards (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 17, 2009).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith.
††	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: August 7, 2009	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)