Form 10-Q
period 2009-09-30
UNITED PARCEL SERVICE INC
filed 2009-11-06
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009, or

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

There were 286,578,274 Class A shares, and 706,225,998 Class B shares, with a par value of $0.01 per share, outstanding at October 29, 2009.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2009 (unaudited) and December 31, 2008

(In millions)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,242	$507
Marketable securities	546	542
Accounts receivable, net	4,851	5,547
Finance receivables, net	305	480
Deferred income tax assets	698	494
Other current assets	924	1,275

Total Current Assets	9,566	8,845
Property, Plant and Equipment, Net	18,092	18,265
Goodwill	2,111	1,986
Intangible Assets, Net	509	511
Non-Current Finance Receivables, Net	362	476
Other Non-Current Assets	1,571	1,796

Total Assets	$32,211	$31,879

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,397	$2,074
Accounts payable	1,486	1,855
Accrued wages and withholdings	1,787	1,436
Self-insurance reserves	791	732
Other current liabilities	1,313	1,720

Total Current Liabilities	6,774	7,817
Long-Term Debt	8,908	7,797
Pension and Postretirement Benefit Obligations	6,048	6,323
Deferred Income Tax Liabilities	927	588
Self-Insurance Reserves	1,620	1,710
Other Non-Current Liabilities	888	864
Shareowners’ Equity:
Class A common stock (290 and 314 shares issued in 2009 and 2008)	3	3
Class B common stock (705 and 684 shares issued in 2009 and 2008)	7	7
Additional paid-in capital	49	—
Retained earnings	12,453	12,412
Accumulated other comprehensive loss	(5,531)	(5,642)
Deferred compensation obligations	108	121
Less: Treasury stock (2 shares in 2009 and 2008)	(108)	(121)

Total Equity for Controlling Interests	6,981	6,780
Noncontrolling Interests	65	—

Total Shareowners’ Equity	7,046	6,780

Total Liabilities and Shareowners’ Equity	$32,211	$31,879

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$11,153	$13,113	$32,920	$38,789
Operating Expenses:
Compensation and benefits	6,341	6,425	19,003	19,447
Repairs and maintenance	265	289	814	890
Depreciation and amortization	441	456	1,297	1,360
Purchased transportation	1,298	1,680	3,698	4,954
Fuel	635	1,209	1,670	3,326
Other occupancy	241	247	738	771
Other expenses	1,003	1,175	3,158	3,462

	10,224	11,481	30,378	34,210

Operating Profit	929	1,632	2,542	4,579

Other Income and (Expense):
Investment income (loss)	6	(13)	(3)	58
Interest expense	(93)	(104)	(356)	(342)

	(87)	(117)	(359)	(284)

Income Before Income Taxes	842	1,515	2,183	4,295
Income Taxes	293	545	788	1,546

Net Income	$549	$970	$1,395	$2,749

Basic Earnings Per Share	$0.55	$0.96	$1.40	$2.69

Diluted Earnings Per Share	$0.55	$0.96	$1.39	$2.67

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$549	$970	$1,395	$2,749
Change in foreign currency translation adjustment	163	(33)	126	80
Change in unrealized gain (loss) on marketable securities, net of tax	12	(10)	33	(50)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(117)	223	(166)	253
Change in unrecognized pension and postretirement benefit costs, net of tax	39	32	118	98

Comprehensive income	$646	$1,182	$1,506	$3,130

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$1,395	$2,749
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,297	1,360
Pension and postretirement benefit expense	659	542
Pension and postretirement benefit contributions	(758)	(119)
Self-insurance reserves	(31)	(15)
Deferred taxes, credits and other	352	113
Stock compensation expense	312	374
Asset impairment charges	181	—
Other (gains) losses	65	581
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	550	51
Other current assets	161	961
Accounts payable	(319)	106
Accrued wages and withholdings	266	355
Other current liabilities	33	(69)
Other operating activities	70	(41)

Net cash from operating activities	4,233	6,948

Cash Flows From Investing Activities:
Capital expenditures	(1,185)	(2,108)
Proceeds from disposals of property, plant and equipment	40	104
Purchases of marketable securities and short-term investments	(1,866)	(2,514)
Sales and maturities of marketable securities and short-term investments	1,854	2,228
Net (increase) decrease in finance receivables	206	(132)
Other investing activities	72	(271)

Net cash (used in) investing activities	(879)	(2,693)

Cash Flows From Financing Activities:
Net change in short-term debt	(1,161)	(1,602)
Proceeds from long-term borrowings	3,140	7,189
Repayments of long-term borrowings	(1,753)	(5,582)
Purchases of common stock	(395)	(3,284)
Issuances of common stock	104	135
Dividends	(1,313)	(1,781)
Other financing activities	(283)	(112)

Net cash (used in) financing activities	(1,661)	(5,037)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	42	(6)

Net Increase (Decrease) In Cash And Cash Equivalents	1,735	(788)
Cash And Cash Equivalents:
Beginning of period	507	2,027

End of period	$2,242	$1,239

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2009, our results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Subsequent Events

We have evaluated the period from October 1, 2009 through November 6, 2009, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP” (“FAS 168”), which replaces Statement No. 162, “The Hierarchy of GAAP” and establishes the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. FAS 168 became effective for the third quarter of 2009, and all accounting standard references have been updated in this report with ASC references.

Adoption of New Accounting Standards

•

Certain disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, took effect on January 1, 2008 and are presented in Notes 4 and 12. On January 1, 2009, we implemented the previously deferred provisions of ASC 820 for nonfinancial assets and liabilities recorded at fair value.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accounting requirements for determining fair value when the volume and level of activity for an asset or liability have significantly decreased, and for identifying transactions that are not orderly, contained in ASC 820 were adopted on April 1, 2009, but had an immaterial impact on our financial statements.

•	Certain disclosure requirements of ASC 815, Derivatives and Hedging, took effect on January 1, 2009 and are presented in Note 14.

•	The new accounting requirements of ASC 805, Business Combinations, which took effect on January 1, 2009, were adopted but had no impact on our financial statements.

•	The accounting and presentation requirements for noncontrolling interests in ASC 810, Consolidation, which took effect on January 1, 2009, had an immaterial impact on the financial statements.

•	The disclosure requirements of ASC 825, Financial Instruments, are presented in Note 12.

Standards Issued But Not Yet Effective

•

Beginning in the fourth quarter of 2009, provisions of ASC 715, Compensation-Retirement Benefits, will be adopted that require disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.

Other new pronouncements issued but not effective until after September  30, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

Awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2009 and 2008 was $93 and $123 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2009 and 2008 was $312 and $374 million pre-tax, respectively.

NOTE 4. MARKETABLE SECURITIES

The following is a summary of marketable securities as of September 30, 2009 and December 31, 2008 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2009
Current marketable securities:
U.S. government and agency debt securities	$129	$2	$1	$130
Mortgage and asset-backed debt securities	151	3	2	152
Corporate debt securities	212	7	—	219
U.S. state and local municipal debt securities	22	—	—	22
Other debt and equity securities	21	2	—	23

Current marketable securities	535	14	3	546
Non-current marketable securities:
Asset-backed debt securities	150	—	41	109
U.S. state and local municipal debt securities	115	—	24	91
Preferred equity securities	12	—	—	12
Common equity securities	18	10	—	28

Non-current marketable securities	295	10	65	240

Total marketable securities	$830	$24	$68	$786

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Current marketable securities:
U.S. government and agency debt securities	$93	$2	$—	$95
Mortgage and asset-backed debt securities	278	3	11	270
Corporate debt securities	158	5	3	160
Other debt and equity securities	30	—	13	17

Current marketable securities	559	10	27	542
Non-current marketable securities:
Asset-backed debt securities	150	—	34	116
U.S. state and local municipal debt securities	116	—	29	87
Preferred equity securities	21	—	8	13
Common equity securities	25	3	—	28

Non-current marketable securities	312	3	71	244

Total marketable securities	$871	$13	$98	$786

At September 30, 2009, we have investments in auction rate securities with a carrying value of $277 million. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. state and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations or money market securities. Substantially all of our investments in auction rate securities maintain investment-grade ratings of BBB / Baa or higher by Standard & Poor’s Rating Service (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”), respectively.

During the first quarter of 2008, market auctions, including auctions for substantially our entire auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have continued to classify all of our investments in auction rate securities as non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of September 30, 2009. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we have recorded a cumulative after-tax unrealized loss of approximately $41 million ($65 million pre-tax) on these securities as of September 30, 2009 in accumulated other comprehensive income (“AOCI”), reflecting the decline in the estimated fair value of these securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2009, we recorded impairment losses on certain perpetual preferred securities, and an auction rate security collateralized by preferred securities, issued by large financial institutions. The impairment charge results from conversion offers from the issuers of these securities at prices well below the stated redemption value of the preferred shares. These securities, which had a cost basis of $42 million, were written down to their fair value of $25 million as of June 30, 2009, as an other-than-temporary impairment. The $17 million total impairment charge during the second quarter was recorded in investment income (loss) on the income statement.

During the third quarter of 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment resulted from actions by the U.S. Treasury Department and the Federal Housing Finance Agency with respect to FNMA and FHLMC. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during the third quarter of 2008. The total of these credit-related impairment losses during the quarter was $23 million, which was recorded in investment income (loss) on the income statement.

For the remaining auction rate securities, and equity and debt securities, we have concluded that no additional other-than-temporary impairment losses existed as of September 30, 2009. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses in market value compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value or maturity occurs.

The amortized cost and estimated fair value of marketable securities at September 30, 2009, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$22	$23
Due after one year through three years	199	202
Due after three years through five years	67	69
Due after five years	492	431

	780	725
Equity securities	50	61

	$830	$786

We had $192 and $191 million of restricted cash related to our self-insurance requirements, as of September 30, 2009 and December 31, 2008, respectively, which is reported in “Other Non-Current Assets” on the consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2009 and December 31, 2008 consists of the following (in millions):

	2009	2008
Vehicles	$5,458	$5,508
Aircraft (including aircraft under capitalized leases)	13,692	14,564
Land	1,085	1,068
Buildings	3,001	2,836
Building and leasehold improvements	2,792	2,702
Plant equipment	6,328	5,720
Technology equipment	1,643	1,620
Equipment under operating leases	156	136
Construction-in-progress	553	944

	34,708	35,098
Less: Accumulated depreciation and amortization	(16,616)	(16,833)

	$18,092	$18,265

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. In 2008, we had announced that we were in negotiations with DHL to provide air transportation services for all of DHL’s express, deferred and international package volume within the United States, as well as air transportation services between the United States, Canada and Mexico. In early April 2009, UPS and DHL mutually agreed to terminate further discussions on providing these services. Additionally, our U.S. Domestic Package air delivery volume had declined for several quarters as a result of persistent economic weakness and shifts in product mix from our premium air services to our lower cost ground services. As a result of these factors, the utilization of certain aircraft fleet types had declined and was expected to be lower in the future.

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the cost basis of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, and impacted our U.S. Domestic Package segment. The DC-8 fleets were subsequently retired from service. We currently continue to utilize and operate all of our other aircraft fleets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and nine month period ended September 30, 2009 and 2008 (in millions):

Three Months Ended September 30,

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Net Periodic Cost:
Service cost	$172	$176	$21	$24	$5	$7
Interest cost	283	263	52	50	8	8
Expected return on assets	(372)	(379)	(6)	(12)	(8)	(9)
Amortization of:
Transition obligation	1	1	—	—	—	—
Prior service cost	45	46	2	(1)	1	—
Actuarial (gain) loss	11	2	3	5	—	—
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$140	$109	$72	$66	$6	$6

Nine Months Ended September 30,

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Net Periodic Cost:
Service cost	$517	$530	$64	$71	$15	$21
Interest cost	848	789	158	150	22	24
Expected return on assets	(1,116)	(1,138)	(20)	(37)	(20)	(27)
Amortization of:
Transition obligation	3	3	—	—	—	—
Prior service cost	134	139	5	(3)	1	—
Actuarial (gain) loss	34	6	10	14	1	—
Settlements / curtailments	3	—	—	—	—	—

Net periodic benefit cost	$423	$329	$217	$195	$19	$18

During the first nine months of 2009, we contributed $691 and $67 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $125 and $24 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2009 and December 31, 2008 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2008 balance	$—	$288	$1,698	$1,986
Acquired	—	102	—	102
Disposed of	—	—	(6)	(6)
Currency / Other	—	4	25	29

September 30, 2009 balance	$—	$394	$1,717	$2,111

The goodwill acquired in the International Package segment was primarily due to the acquisition of an agent in Turkey, as discussed further below. We also acquired an agent in Slovenia during the second quarter of 2009. The increase in goodwill in the Supply Chain & Freight segment was due to the impact of fluctuations in the U.S. Dollar with other currencies on the translation of non-U.S. Dollar goodwill balances, partially offset by the allocation of goodwill to the sale of certain non-U.S. Mail Boxes Etc. franchise relationships.

In August 2009, we completed the formation of a new joint venture headquartered in Dubai to develop and grow UPS express package, freight forwarding and contract logistics services across the Middle East, Turkey and portions of Central Asia. We own 80% of this joint venture, and we consolidate the financial statements of the joint venture. In conjunction with the formation of this joint venture, the joint venture acquired the small package operations of Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”), our existing service agent in Turkey. We are contributing certain existing UPS operations in the region to the new joint venture, along with cash consideration of $40 million and an additional $40 million that will be due on a deferred basis. We maintain an option to purchase the remaining 20% of the joint venture, and the joint venture partner maintains a put option to require us to purchase the remaining 20% interest. Upon exercise of the call or put option, a payment of $20 million will be required. An additional payment may be due depending upon the earnings of the joint venture. The 20% portion of the joint venture that we do not own, which represents temporary equity, is recorded as a noncontrolling interest in shareowners’ equity.

The express package business operations of Unsped are included in our International Package segment, while the freight forwarding business of Unsped is included in our Supply Chain & Freight segment. Pro forma results of operations have not been presented for this acquisition, because the effects of this transaction were not material. The results of operations of Unsped have been included in our statements of consolidated income from the date of acquisition. As of September 30, 2009, the purchase price allocation is preliminary, and we anticipate changes to the purchase price allocation upon completion of fair market value appraisals and similar information.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of September 30, 2009 and December 31, 2008 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2009:
Trademarks, licenses, patents, and other	$72	$(43)	$29
Customer lists	113	(58)	55
Franchise rights	109	(45)	64
Capitalized software	1,788	(1,427)	361

Total Intangible Assets, Net	$2,082	$(1,573)	$509

December 31, 2008:
Trademarks, licenses, patents, and other	$47	$(40)	$7
Customer lists	113	(48)	65
Franchise rights	110	(41)	69
Capitalized software	1,728	(1,358)	370

Total Intangible Assets, Net	$1,998	$(1,487)	$511

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of September 30, 2009 and December 31, 2008 consists of the following (in millions):

	Maturity	2009	2008
Commercial paper	2009-2010	$1,231	$2,922
4.50% senior notes	2013	1,768	1,739
3.875% senior notes	2014	1,030	—
5.50% senior notes	2018	774	745
5.125% senior notes	2019	1,000	—
8.38% debentures	2020-2030	740	741
6.20% senior notes	2038	1,480	1,479
Floating rate senior notes	2049-2053	431	438
Facility notes and bonds	2009-2036	431	433
Pound Sterling notes	2031-2050	792	730
Capital lease obligations	2009-2021	400	425
UPS Notes	2009-2027	174	198
Other debt	2009-2014	54	21

Total debt		10,305	9,871
Less current maturities		(1,397)	(2,074)

Long-term debt		$8,908	$7,797

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.231 billion outstanding under this program as of September 30, 2009, with an average interest rate of 0.12%. As of September 30, 2009, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet. As of December 31, 2008, $1.0 billion of commercial paper was classified as long-term debt in anticipation of the subsequent issuance of fixed rate notes, as discussed further below. We also

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of September 30, 2009.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At September 30, 2009, there were no outstanding borrowings under either of these facilities.

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

In October 2009, $62 million in facility notes and bonds matured, and an additional $46 million that were originally scheduled to mature in 2018 were called for early redemption.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of September 30, 2009 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2009, 10% of net tangible assets is equivalent to $2.281 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2009, our net worth, as defined, was equivalent to $12.512 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for April 29, 2008. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than reported by the shipper. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2003. During the third quarter of 2009, we received a refund of $271 million as a result of the resolution of tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. For the tax years 2003 through 2004, we anticipate concluding the limited number of unagreed issues with the IRS Appeals Office by the end of the second quarter of 2010. Along with the audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

we are not able to determine the technical merit of any potential assessment. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 1999 through 2002. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.

Certain foreign jurisdictions are reviewing transfer pricing transactions between U.S. and related foreign companies and the Italian Guardia di Finanza is reviewing whether certain entities have a permanent establishment within Italy, which could result in an undetermined amount of tax liabilities, interest and penalties. No final reports or assessments have been issued. We continue to cooperate during these audits while defending the positions taken on the filed returns including the exercise of rights afforded under international treaties as appropriate.

It is reasonably possible that the amount of unrecognized tax benefits could change within the next 12 months. At this time, we do not expect any of the above matters to have a material adverse effect on our financial condition, results of operations, or liquidity.

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

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2009, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of September 30, 2009, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the nine months ended September 30, 2009 and 2008 (in millions, except per share amounts):

	2009		2008
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	314	$3	349	$3
Common stock purchases	(7)	—	(9)	—
Stock award plans	2	—	3	—
Common stock issuances	3	—	2	—
Conversions of Class A to Class B common stock	(22)	—	(21)	—

Class A shares issued at end of period	290	$3	324	$3

Class B Common Stock
Balance at beginning of period	684	$7	694	$7
Common stock purchases	(1)	—	(39)	—
Conversions of Class A to Class B common stock	22	—	21	—

Class B shares issued at end of period	705	$7	676	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		311		386
Common stock purchases		(396)		(516)
Common stock issuances		134		130

Balance at end of period		$49		$—

Retained Earnings
Balance at beginning of period		$12,412		$14,186
Net income attributable to controlling interests		1,395		2,749
Cumulative adjustment for accounting changes		—		(60)
Dividends ($1.35 and $1.35 per share)		(1,354)		(1,381)
Common stock purchases		—		(2,783)

Balance at end of period		$12,453		$12,711

On January 1, 2008, we recognized a $44 million reduction to retained earnings as a result of changing our measurement date under ASC 715, Compensation-Retirement Benefits. Also on January 1, 2008, we recognized a $16 million reduction to retained earnings as a result of adopting provisions of ASC 825, Financial Instruments, which is discussed further in Note 12.

As a result of the uncertain economic environment, we have slowed our share repurchase activity. We currently intend to repurchase shares in 2009 at a rate that should approximately offset the dilution from our stock compensation programs. We repurchased a total of 7.8 million shares of Class A and Class B common stock for $396 million during the nine months ended September 30, 2009, and 48.5 million shares for $3.299 billion for the nine months ended September 30, 2008. As of September 30, 2009, we had $6.176 billion of our share repurchase authorization remaining.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2009 and 2008 is as follows (in millions):

	2009	2008
Foreign currency translation gain (loss):
Balance at beginning of period	$(38)	$81
Aggregate adjustment for the period	126	80

Balance at end of period	88	161

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(60)	9
Current period changes in fair value (net of tax effect of $2, and $(32))	23	(62)
Reclassification to earnings (net of tax effect of $6 and $7)	10	12

Balance at end of period	(27)	(41)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(107)	(250)
Current period changes in fair value (net of tax effect of $(26) and $24)	(43)	40
Reclassification to earnings (net of tax effect of $(74) and $128)	(123)	213

Balance at end of period	(273)	3

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,437)	(1,853)
Reclassification to earnings (net of tax effect of $70 and $61)	118	98
Net actuarial gain / loss and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $8)	—	13

Balance at end of period	(5,319)	(1,742)

Accumulated other comprehensive income (loss) at end of period	$(5,531)	$(1,619)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the nine months ended September 30, 2009 and 2008 is as follows (in millions):

	2009		2008
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$121		$137
Reinvested dividends		3		4
Benefit payments		(16)		(21)

Balance at end of period		$108		$120

Treasury Stock
Balance at beginning of period	(2)	$(121)	(2)	$(137)
Reinvested dividends	—	(3)	—	(4)
Benefit payments	—	16	—	21

Balance at end of period	(2)	$(108)	(2)	$(120)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests acquired in 2009 primarily relate to the formation of a joint venture in Dubai that will operate in the Middle East, Turkey, and portions of the Central Asia region (discussed further in Note 7). The activity related to our noncontrolling interests is presented below:

	2009	2008
Noncontrolling Interests
Balance at beginning of period	$—	$—
Acquired noncontrolling interests	65	—
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$65	$—

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
U.S. Domestic Package	$6,868	$7,841	$20,606	$23,290
International Package	2,422	2,949	6,908	8,656
Supply Chain & Freight	1,863	2,323	5,406	6,843

Consolidated	$11,153	$13,113	$32,920	$38,789

Operating Profit:
U.S. Domestic Package	$514	$1,117	$1,374	$2,975
International Package	313	386	900	1,214
Supply Chain & Freight	102	129	268	390

Consolidated	$929	$1,632	$2,542	$4,579

As discussed in Note 5, the U.S. Domestic Package segment operating profit was adversely impacted by a $181 million impairment charge in the first quarter of 2009, related to our McDonnell-Douglas DC-8-71 and DC-8-73 airframes, engines, and related parts.

NOTE 12. FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted provisions of ASC 820, Fair Value Measurements and Disclosures, that requires disclosures about our assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. We began to apply these provisions of ASC 820 to non-financial assets and liabilities beginning January 1, 2009.

Provisions of ASC 825, Financial Instruments, were issued in February 2007 that give entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, ASC 825 allowed for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted these provisions of ASC 825 on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008. These investments are reported in “other non-current assets” on the consolidated balance sheet.

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. Valuations may be revised in future periods as market conditions evolve. These securities were valued as of September 30, 2009 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

Derivative Contracts

Our foreign currency, interest rate, and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and commodity forward prices, and therefore are classified as Level 2.

Other Investments

Financial assets and liabilities utilizing Level 3 inputs include our holdings in certain investment partnerships. These partnership holdings do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Assets
Marketable securities:
U.S. government and agency debt securities	$125	$5	$—	$130
Mortgage and asset-backed debt securities	—	152	109	261
Corporate debt securities	—	219	—	219
U.S. state and local municipal debt securities	—	22	91	113
Other debt and equity securities	50	1	12	63

Total marketable securities	175	399	212	786
Derivative contracts	—	142	—	142
Other investments	—	—	305	305

Total	$175	$541	$517	$1,233

Liabilities
Derivative contracts	$—	$127	$—	$127

Total	$—	$127	$—	$127

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 30, 2009 (in millions).

Three Months Ended September 30, 2009:
	Marketable Securities	Other Investments	Total
Balance on July 1, 2009	$208	$312	$520
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(7)	(7)
Included in AOCI (pre-tax)	5	—	5
Purchases, issuances, and settlements	(1)	—	(1)

Balance on September 30, 2009	$212	$305	$517

Nine Months Ended September 30, 2009:
	Marketable Securities	Other Investments	Total
Balance on January 1, 2009	$216	$331	$547
Transfers into (out of) Level 3	(3)	—	(3)
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(5)	(26)	(31)
Included in AOCI (pre-tax)	5	—	5
Purchases, issuances, and settlements	(1)	—	(1)

Balance on September 30, 2009	$212	$305	$517

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Certain assets are measured at fair value on a nonrecurring basis. For the nine months ended September 30, 2009, impaired airframes, engines, and parts with a net carrying value of $192 million were written down to an aggregate fair value of $11 million, as discussed further in Note 5. The fair values for the impaired airframes, engines, and parts were determined using unobservable inputs (Level 3). Additionally, impaired finance receivables with a carrying amount of $13 million were written down to a net fair value of $8 million, based on the fair value for the related collateral which was determined using unobservable inputs (Level 3). No assets were measured at fair value on a nonrecurring basis for the three months ended September 30, 2009.

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable contained in the consolidated balance sheet approximates fair value. The following table sets forth our financial assets and liabilities that were not carried at fair value as of September 30, 2009 and December 31, 2008 (in millions):

	As of September 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables	$667	$665	$956	$957
Short and long-term debt	10,305	10,700	9,871	10,287

The above fair values were computed based on comparable transactions, quoted market prices, discounted future cash flows or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. Differences from carrying amounts are attributable to interest and or credit rate changes subsequent to when the transaction occurred.

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to common shareowners	$549	$970	$1,395	$2,749

Denominator:
Weighted average shares	994	1,004	995	1,019
Deferred compensation obligations	2	2	2	2
Vested portion of restricted shares	1	—	1	—

Denominator for basic earnings per share	997	1,006	998	1,021

Effect of dilutive securities:
Restricted performance units	2	2	2	3
Restricted stock units	5	4	4	3
Stock option plans	—	1	—	1

Denominator for diluted earnings per share	1,004	1,013	1,004	1,028

Basic earnings per share	$0.55	$0.96	$1.40	$2.69

Diluted earnings per share	$0.55	$0.96	$1.39	$2.67

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share for the three months ended September 30, 2009 and 2008 exclude the effect of 17.3 and 9.9 million shares of common stock (17.5 and 9.8 million for the nine months ended September 30, 2009 and 2008), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

Accounting Policy for Derivative Instruments

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the derivative, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We have foreign currency denominated debt obligations and capital lease obligations associated with our aircraft. For some of these debt obligations and leases, we hedge the foreign currency denominated contractual payments using cross-currency interest rate swaps, which effectively convert the foreign currency denominated contractual payments into U.S. Dollar denominated payments. We have designated and account for these swaps as cash flow hedges of the forecasted contractual payments and, therefore, the resulting gains and losses from these hedges are recognized in the income statement when the currency remeasurement gains and losses on the underlying debt obligations and leases are incurred.

Interest Rate Risk Management:

Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt being hedged. Interest rate swaps allow us to maintain a target range of floating rate debt within our capital structure.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Outstanding Positions:

As of September 30, 2009, the notional amounts of our outstanding derivative positions were as follows:

	Notional Value (in millions)
Currency Hedges:
Euro		€1,357
British Pound Sterling		£747
Canadian Dollar	C$	309
Japanese Yen		¥1,619

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$3,772
Floating to Fixed Interest Rate Swaps		$28

As of September 30, 2009, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 41 years.

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

Asset Derivatives	Balance Sheet Location	September 30, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$46
Foreign exchange contracts	Other non-current assets	1
Interest rate contracts	Other non-current assets	95

Total Asset Derivatives		$142

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liability Derivatives	Balance Sheet Location	September 30, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	$(5)
Foreign exchange contracts	Other non-current liabilities	(111)
Interest rate contracts	Other non-current liabilities	(9)
Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	(2)

Total Liability Derivatives		$(127)

Income Statement Recognition:

The following tables indicates the amount and location in the income statement for the three and nine months ended September 30, 2009 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Three Months Ended September 30, 2009:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(2)	Interest Expense	$(4)
Foreign exchange contracts	(103)	Interest Expense	24
Foreign exchange contracts	(65)	Revenue	(2)
Commodity contracts	—	Revenue	—

Total	$(170)		$18

Nine Months Ended September 30, 2009:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$125	Interest Expense	$(10)
Foreign exchange contracts	(104)	Interest Expense	23
Foreign exchange contracts	(90)	Revenue	102
Commodity contracts	—	Revenue	82

Total	$(69)		$197

As of September 30, 2009, $11 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended September 30, 2010. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the nine months ended September 30, 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the income statement in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges (in millions).

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount Recognized in Income
Three Months Ended September 30, 2009:
Interest rate contracts	Interest Expense	$69	Fixed-Rate Debt and Capital Leases	Interest Expense	$(69)

Nine Months Ended September 30, 2009:
Interest rate contracts	Interest Expense	$95	Fixed-Rate Debt and Capital Leases	Interest Expense	$(95)

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges under the provisions of ASC 815. The interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. The foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our balance sheet. For the three and nine months ended September 30, 2009, we recognized $12 and $21 million in losses, respectively, on the fair value of the foreign exchange forward contracts, which were reported in “other operating expenses” in the consolidated income statement, while the impact of the interest rate swap contracts was not material. The foreign exchange forward contracts are settled at the end of each month, and therefore no asset or liability was recorded on the balance sheet at September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue, Volume and Revenue Per Piece

The following tables set forth information showing the change in revenue, average daily package volume, and average revenue per piece, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2009	2008	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$1,348	$1,696	$(348)	(20.5)%
Deferred	664	818	(154)	(18.8)
Ground	4,856	5,327	(471)	(8.8)

Total U.S. Domestic Package	6,868	7,841	(973)	(12.4)
International Package:
Domestic	536	598	(62)	(10.4)
Export	1,770	2,165	(395)	(18.2)
Cargo	116	186	(70)	(37.6)

Total International Package	2,422	2,949	(527)	(17.9)
Supply Chain & Freight:
Forwarding and Logistics	1,250	1,619	(369)	(22.8)
Freight	509	598	(89)	(14.9)
Other	104	106	(2)	(1.9)

Total Supply Chain & Freight	1,863	2,323	(460)	(19.8)

Consolidated	$11,153	$13,113	$(1,960)	(14.9)%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,144	1,117	27	2.4%
Deferred	856	859	(3)	(0.3)
Ground	10,287	10,971	(684)	(6.2)

Total U.S. Domestic Package	12,287	12,947	(660)	(5.1)
International Package:
Domestic	1,207	1,106	101	9.1
Export	767	792	(25)	(3.2)

Total International Package	1,974	1,898	76	4.0

Consolidated	14,261	14,845	(584)	(3.9)%

Operating days in period	65	64

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$18.13	$23.72	$(5.59)	(23.6)%
Deferred	11.93	14.88	(2.95)	(19.8)
Ground	7.26	7.59	(0.33)	(4.3)
Total U.S. Domestic Package	8.60	9.46	(0.86)	(9.1)
International Package:
Domestic	6.83	8.45	(1.62)	(19.2)
Export	35.50	42.71	(7.21)	(16.9)
Total International Package	17.97	22.75	(4.78)	(21.0)
Consolidated	$9.90	$11.16	$(1.26)	(11.3)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Revenue (in millions):
U.S. Domestic Package:
Next Day Air	$4,044	$4,982	$(938)	(18.8)%
Deferred	2,009	2,412	(403)	(16.7)
Ground	14,553	15,896	(1,343)	(8.4)

Total U.S. Domestic Package	20,606	23,290	(2,684)	(11.5)
International Package:
Domestic	1,478	1,803	(325)	(18.0)
Export	5,133	6,332	(1,199)	(18.9)
Cargo	297	521	(224)	(43.0)

Total International Package	6,908	8,656	(1,748)	(20.2)
Supply Chain & Freight:
Forwarding and Logistics	3,630	4,817	(1,187)	(24.6)
Freight	1,470	1,707	(237)	(13.9)
Other	306	319	(13)	(4.1)

Total Supply Chain & Freight	5,406	6,843	(1,437)	(21.0)

Consolidated	$32,920	$38,789	$(5,869)	(15.1)%

			#
Average Daily Package Volume (in thousands):
U.S. Domestic Package:
Next Day Air	1,171	1,166	5	0.4%
Deferred	878	882	(4)	(0.5)
Ground	10,424	11,036	(612)	(5.5)

Total U.S. Domestic Package	12,473	13,084	(611)	(4.7)
International Package:
Domestic	1,128	1,111	17	1.5
Export	757	789	(32)	(4.1)

Total International Package	1,885	1,900	(15)	(0.8)

Consolidated	14,358	14,984	(626)	(4.2)%

Operating days in period	192	192

			$
Average Revenue Per Piece:
U.S. Domestic Package:
Next Day Air	$17.99	$22.25	$(4.26)	(19.1)%
Deferred	11.92	14.24	(2.32)	(16.3)
Ground	7.27	7.50	(0.23)	(3.1)
Total U.S. Domestic Package	8.60	9.27	(0.67)	(7.2)
International Package:
Domestic	6.82	8.45	(1.63)	(19.3)
Export	35.32	41.80	(6.48)	(15.5)
Total International Package	18.27	22.30	(4.03)	(18.1)
Consolidated	$9.87	$10.92	$(1.05)	(9.6)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table sets forth information showing the change in UPS Freight’s less-than-truckload revenue, shipments, and weight hauled, both in dollars or amounts and in percentage terms:

	Three Months Ended September 30,		Change
	2009	2008	$	%
LTL revenue (in millions)	$474	$562	$(88)	(15.7)%
LTL revenue per LTL hundredweight	$17.91	$19.06	$(1.15)	(6.0)%
LTL shipments (in thousands)	2,599	2,646	(47)	(1.7)%
LTL shipments per day (in thousands)	40.6	41.3	(0.7)	(1.7)%
LTL gross weight hauled (in millions of pounds)	2,647	2,949	(302)	(10.2)%
LTL weight per shipment (in pounds)	1,019	1,115	(96)	(8.6)%
Operating days in period	64	64

	Nine Months Ended September 30,		Change
	2009	2008	$	%
LTL revenue (in millions)	$1,369	$1,610	$(241)	(15.0)%
LTL revenue per LTL hundredweight	$17.49	$18.93	$(1.44)	(7.6)%
LTL shipments (in thousands)	7,553	7,703	(150)	(1.9)%
LTL shipments per day (in thousands)	39.5	40.1	(0.6)	(1.5)%
LTL gross weight hauled (in millions of pounds)	7,824	8,508	(684)	(8.0)%
LTL weight per shipment (in pounds)	1,036	1,105	(69)	(6.2)%
Operating days in period	191	192

Operating Profit and Operating Margin

The following tables set forth information showing the change in operating profit, both in dollars (in millions) and in percentage terms, as well as the operating margin for each reporting segment:

	Three Months Ended September 30,		Change
	2009	2008	$	%
Reporting Segment
U.S. Domestic Package	$514	$1,117	$(603)	(54.0)%
International Package	313	386	(73)	(18.9)%
Supply Chain & Freight	102	129	(27)	(20.9)%

Consolidated Operating Profit	$929	$1,632	$(703)	(43.1)%

	Three Months Ended September 30,
	2009	2008
Reporting Segment
U.S. Domestic Package	7.5%	14.2%
International Package	12.9%	13.1%
Supply Chain & Freight	5.5%	5.6%
Consolidated Operating Margin	8.3%	12.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Reporting Segment
U.S. Domestic Package	$1,374	$2,975	$(1,601)	(53.8)%
International Package	900	1,214	(314)	(25.9)%
Supply Chain & Freight	268	390	(122)	(31.3)%

Consolidated Operating Profit	$2,542	$4,579	$(2,037)	(44.5)%

	Nine Months Ended September 30,
	2009	2008
Reporting Segment
U.S. Domestic Package	6.7%	12.8%
International Package	13.0%	14.0%
Supply Chain & Freight	5.0%	5.7%
Consolidated Operating Margin	7.7%	11.8%

U.S. Domestic Package Operations

U.S. domestic package revenue decreased $973 million, or 12.4%, for the quarter ($2.684 billion, or 11.5%, year-to-date), due to decreases in average daily package volume and revenue per piece.

Ground volume declined 6.2% during the quarter (5.5% year-to-date), primarily as a result of weakness in the U.S. economy. Continued declines in industrial production and retail sales have reduced overall demand in the U.S. small package market, resulting in decreased package volume in our domestic package operations. Our air product volume was relatively stronger, as Next Day Air volume increased 2.4% and Deferred air volume decreased only 0.3% (growth of 0.4% and a decline of 0.5%, respectively, year-to-date). While our air products were also impacted by the economic recession, air volume benefitted from market share gains, as a result of the recent departure of a competitor in the U.S. market.

The decrease in overall revenue per piece of 9.1% (7.2% year-to-date) resulted primarily from lower fuel surcharge rates, lower package weights, and unfavorable shifts in product mix. Next Day Air and Deferred revenue per piece decreased 23.6% and 19.8%, respectively (19.1% and 16.3%, respectively, year-to-date), and were negatively affected by a 29.1% decline in the fuel surcharge rate for air products (discussed further below). Additionally, the revenue per piece decline for our air products was impacted by lower average package weights and a mix shift toward lower yielding products, reflecting the economic recession in the United States. Ground revenue per piece decreased 4.3% (3.1% year-to-date), primarily due to a lower fuel surcharge rate (down 6.8% in the third quarter of 2009 compared to 2008). The factors decreasing revenue per piece for our ground and air products were partially offset by an increase in base rates that took effect during the first quarter.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We also modified the fuel surcharge on domestic air services by reducing the index used to determine the fuel surcharge by 2%. This fuel surcharge continues to be based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel. Based on published rates, the average fuel surcharge on domestic air products was 4.76% in the third quarter of 2009, a decrease from the 33.81% in the third quarter of 2008, due to the significant decrease in jet fuel prices, in addition to the 2% reduction in the index. On a year-to-date basis, the average fuel surcharge on domestic air products declined to 2.94% in 2009 from 25.64% in 2008. The ground fuel surcharge rate continues to fluctuate based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge on domestic ground products decreased to 3.32% in the third quarter of 2009 from 10.07% in the third quarter of 2008, due to significantly lower diesel fuel prices. On a year-to-date basis, the average fuel surcharge on domestic ground products decreased to 3.13% in 2009 from 7.91% in 2008. Total domestic fuel surcharge revenue, net of the impact of hedging, decreased by $716 million in the third quarter of 2009 compared with the same period of 2008 ($1.491 billion year-to-date), primarily due to the lower fuel surcharge rates discussed above, as well as the decline in volume for our air and ground products.

U.S. Domestic Package operating profit decreased $603 million, or 54.0%, in the third quarter of 2009 compared with the same period in 2008 ($1.601 billion, or 53.8%, year-to-date). Operating profit in 2009 was adversely impacted by the U.S. economic recession, decreased network efficiencies due to the decline in volume, changes in package characteristics, and a shift in product mix away from our premium services. Operating profit was also negatively impacted as we incurred a larger decline in fuel surcharge revenue compared with the decline in fuel expense. Additionally, year-to-date operating profit was adversely impacted by a $181 million impairment charge on our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets in the first quarter of 2009 (discussed further in the “Operating Expenses” section).

International Package Operations

International Package revenue declined $527 million, or 17.9%, for the quarter ($1.748 billion, or 20.2%, year-to-date), primarily as a result of a decrease in total revenue per piece along with a decline in export volume, but partially offset by an increase in non-U.S. domestic package volume.

Export volume declined 3.2% for the quarter (4.1% year-to-date), primarily due to weakness in the Asia and U.S. export lanes, as the worldwide economic recession and slowdown in world trade more than offset market share gains. Transborder export volume was relatively stronger within the European Union and North American trade areas. Non-U.S. domestic volume increased 9.1% for the quarter (1.5% year-to-date), largely due to the acquisition of Unsped Paket Servisi San ve Ticaret A.S. in Turkey, as well as volume growth in the United Kingdom, Germany, France, Poland and Canada.

Overall revenue per piece decreased 21.0% for the quarter (18.1% year-to-date), primarily as a result of foreign currency exchange rate movements, decreased fuel surcharge rates, and shifts in product mix. Export revenue per piece decreased 16.9% for the quarter (15.5% year-to-date), largely due to the adverse impact of currency exchange rates, lower fuel surcharge rates, and the relatively stronger volume performance of lower revenue per piece transborder products, but was partially offset by base rate increases that took effect in the first quarter of 2009. Domestic revenue per piece decreased 19.2% for the quarter (19.3% year-to-date), which was primarily caused by adverse currency exchange rate fluctuations (currency-adjusted domestic revenue per piece declined 11.6% for the quarter), as well as the impact of lower fuel surcharge rates. Total average revenue per piece decreased 17.5% for the quarter on a currency-adjusted basis (12.9% year-to-date), and the overall quarterly change in segment revenue was negatively affected by $119 million due to currency fluctuations, net of hedging activity ($484 million year-to-date).

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

Additionally, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharge for products originating outside the United States continues to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue decreased by $292 million in the third quarter ($682 million year-to-date), due to lower fuel surcharge rates caused by decreased fuel prices as well as a decrease in international air volume.

International Package operating profit decreased $73 million, or 18.9%, in the third quarter of 2009 compared with the same period of 2008 ($314 million, or 25.9%, year-to-date). The decline in operating profit was affected by a shift in product mix away from our premium services, volume declines in some of the longer export trade lanes, and a larger decline in fuel surcharge revenue compared with the decline in fuel expense. The change in operating profit was negatively affected by $28 million during the quarter due to currency exchange rate fluctuations, net of hedging activity ($26 million year-to-date).

Supply Chain & Freight Operations

Supply Chain & Freight revenue decreased $460 million, or 19.8%, for the quarter ($1.437 billion, or 21.0%, year-to-date). Forwarding and logistics revenue decreased $369 million, or 22.8%, for the quarter ($1.187 billion, or 24.6%, year-to-date), and was impacted by weakness in demand for freight forwarding due to global economic weakness and declines in international trade. Forwarding revenue declined in all major transportation modes, including domestic and international air freight and ocean freight, and was impacted by lower volumes, lower fuel surcharges, and lower security and other accessorial charges. Additionally, the overall change in forwarding and logistics revenue was negatively affected by $19 million during the quarter ($145 million year-to-date) due to the strengthening of the U.S. Dollar against foreign currencies.

UPS Freight revenue declined $89 million, or 14.9%, for the quarter ($237 million, or 13.9%, year-to-date), primarily due to lower fuel surcharge rates and a decline in average daily LTL shipments. Total LTL weight per shipment declined 8.6% for the quarter (6.2% year-to-date), reflecting the weak LTL market and the ongoing economic recession in the United States in 2009. Average LTL shipments per day also declined 1.7% for the quarter (1.5% year-to-date), as market share gains were more than offset by the impact of the weak economy.

LTL revenue per hundredweight decreased 6.0% for the quarter (7.6% year-to-date), primarily as a result of the lower fuel surcharge rates, as total fuel surcharge revenue declined $62 million for the quarter ($175 million year-to-date) primarily resulting from lower diesel fuel prices. However, this decline was partially offset by an increase in base prices that took effect in the first quarter of 2009. On January 5, 2009, UPS Freight increased minimum charge, LTL, and TL rates an average of 5.9%, covering non-contractual shipments in the United States and Canada.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, experienced a decline in revenue of 1.9% during the quarter (4.1% year-to-date). This decline in revenue was primarily in our financial business, and was impacted by lower interest rates and decreased loan volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating profit for the Supply Chain & Freight segment decreased by $27 million, or 20.9%, for the quarter ($122 million, or 31.3%, year-to-date), primarily due to lower operating profit in the forwarding and logistics business. The lower operating profit in the forwarding and logistics unit was impacted by the weak demand for forwarding services, as well as the loss incurred on the sale of some non-core European logistics operations. However, the operating margin in this business experienced only a small decline (excluding the loss on sale) as costs were reduced commensurate with the decline in revenues.

Our UPS Freight unit reported improved profitability for the third quarter, due to a reduction in vacation accruals resulting from modifications in vacation policies and changes in the workforce coverage of our individual plans. Excluding this reduction in vacation liabilities, the UPS Freight unit reported a small operating loss due to the economic recession and difficult LTL market in the United States.

The combined operating income for all of our other businesses in this segment increased during the quarter and year-to-date periods. The year-to-date increase was primarily driven by a gain on sale of substantially all of our international Mail Boxes Etc operations during the second quarter. The change in operating profit for the segment was also negatively affected by $3 million in the quarter ($15 million year-to-date) due to the strengthening of the U.S. Dollar against foreign currencies.

Operating Expenses

Consolidated operating expenses decreased by $1.257 billion, or 10.9%, for the quarter ($3.832 billion, or 11.2%, year-to-date), of which approximately $107 million ($588 million year-to-date) was due to currency fluctuations in our International Package and Supply Chain & Freight segments.

Compensation and benefits expense decreased by $84 million, or 1.3%, for the quarter ($444 million, or 2.3%, year-to-date), and was impacted by several items. A large component of this decrease was related to employee payroll costs, as union labor hours declined approximately 7.1% as a result of lower U.S. Domestic Package volume, and management payroll declined as a result of a reduction in the total number of management employees through attrition combined with a wage freeze. Benefits expense increased due to higher employee health and welfare program costs, which were impacted by higher union contribution rates, and increased pension expense. Pension expense increases resulted from higher union contribution rates for multiemployer pension plans, combined with increased interest costs, a decrease in our expected return on plan assets and the amortization of actuarial losses for company-sponsored plans (see Note 6 to the unaudited consolidated financial statements). The increase in interest costs was impacted by changes in discount rates, while the decrease in expected return on plan assets and the actuarial losses were primarily due to the negative asset returns experienced in 2008.

Repairs and maintenance expense declined $24 million, or 8.3%, for the quarter ($76 million, or 8.5%, year-to-date), largely due to reduced vehicle maintenance expense resulting from a reduction in miles driven. Depreciation and amortization expense decreased $15 million, or 3.3%, for the quarter ($63 million, or 4.6%, year-to-date), and was influenced by several factors, including lower depreciation expense on equipment and facilities, as certain assets became fully depreciated, as well as lower software amortization resulting from fewer new capitalized software projects. This was partially offset by higher depreciation expense on aircraft and vehicles, resulting from new deliveries. The $382 million, or 22.7%, quarterly decrease in purchased transportation ($1.256 billion, or 25.4%, year-to-date) was driven by a combination of lower volume in our international package and forwarding businesses, the impact of currency exchange rates, and decreased fuel surcharge rates charged to us by third-party carriers. The $574 million, or 47.5%, quarterly decrease in fuel expense ($1.656 billion, or 49.8%, year-to-date) was impacted by significantly lower prices for jet-A fuel, diesel,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

and unleaded gasoline, as well as lower usage of these products in our operations. Other occupancy expense decreased by $6 million, or 2.4% ($33 million, or 4.3%, year-to-date), for the quarter and was influenced by lower electricity and natural gas costs, as well as lower rent expense.

Other operating expenses declined $172 million, or 14.6%, in the third quarter of 2009 compared with the same period of 2008 ($304 million, or 8.8%, year-to-date). The decline for the quarter and year-to-date periods was partially due to certain variable costs that declined as a result of lower package volume, such as the expense associated with customer claims for lost or damaged packages, rent expense for transportation equipment, cargo handling costs, and aircraft landing fees. Additionally, certain other costs declined primarily as a result of cost containment programs, such as employee expense reimbursements, office supplies, professional services, and advertising costs.

The $304 million, or 8.8%, year-to-date decline in other operating expenses was partially offset by a $181 million impairment charge on certain of our aircraft. We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices, and other factors. In 2008, we had announced that we were in negotiations with DHL to provide air transportation services for all of DHL’s express, deferred and international package volume within the United States, as well as air transportation services between the United States, Canada and Mexico. In early April 2009, UPS and DHL mutually agreed to terminate further discussions on providing these services. Additionally, our U.S. Domestic Package air delivery volume had experienced declines for several quarters as a result of persistent economic weakness and shifts in product mix from our premium air services to our lower cost ground services. As a result of these factors, the utilization of certain aircraft fleet types had declined and was expected to be lower in the future.

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the cost basis of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, and impacted our U.S. Domestic Package segment. The DC-8 fleets were subsequently retired from service. We currently continue to utilize and operate all of our other aircraft fleets.

Investment Income and Interest Expense

In the third quarter of 2009, we recorded investment income of $6 million, compared with an investment loss of $13 million in the third quarter of 2008. During the third quarter of 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment resulted from actions by the U.S. Treasury Department and the Federal Housing Finance Agency with respect to FNMA and FHLMC. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during the third quarter of 2008. The total of these credit-related impairment losses during the quarter was $23 million.

We incurred an investment loss of $3 million for the year-to-date 2009 period, compared with $58 million of investment income for the same period of 2008. This decline was largely due to a lower average balance of interest-earning investments, a significantly lower yield earned on our invested assets as a result of declines in short-term interest rates in the United States, and a loss on the fair value adjustments of certain real estate

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

investment partnerships. Additionally, during the second quarter of 2009, we recorded impairment losses on certain perpetual preferred securities, and an auction rate security collateralized by preferred securities, issued by large financial institutions. The impairment charge results from conversion offers from the issuers of these securities at prices well below the stated redemption value of the preferred shares. These securities, which had a cost basis of $42 million, were written down to their fair value of $25 million as of June 30, 2009, resulting in an other-than-temporary impairment of $17 million.

For the remaining auction rate securities, and equity and debt securities, we have concluded that no additional other-than-temporary impairment losses existed as of September 30, 2009. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses in market value compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value or maturity occurs.

The $11 million, or 10.6%, decrease in interest expense during the quarter was primarily due to a lower average debt balance and a lower average interest rate incurred on our variable rate debt and interest rate swap agreements as a result of recent declines in short-term interest rates in the United States. Year-to-date, interest expense increased by $14 million, or 4.1% in 2009 compared with the same period in 2008. This increase was primarily due to a $77 million non-cash, pre-tax currency remeasurement charge on certain foreign currency denominated obligations, and was partially offset by the lower average debt balances and lower average interest rates incurred discussed previously.

Income Tax Expense

Income tax expense declined by $252 million, or 46.2%, for the quarter ($758 million, or 49.0%, year-to-date), primarily due to lower pre-tax income. For the year-to-date 2009 period, our effective tax rate increased to 36.1% compared with 36.0% in the comparable period of 2008, due to an increase in our first quarter 2009 income tax provision as a result of providing a valuation allowance of $14 million against certain deferred tax assets in our International Package business.

Net Income and Earnings Per Share

Net income for the third quarter of 2009 was $549 million, a 43.4% decrease from the $970 million earned in the third quarter of 2008, resulting in a 42.7% decrease in diluted earnings per share to $0.55 in 2009 from $0.96 in the third quarter of 2008. Net income for the year-to-date period of 2009 was $1.395 billion, a 49.3% decrease from the $2.749 billion recorded in the comparable period of 2008, resulting in a 47.9% decrease in diluted earnings per share to $1.39 in 2009 from the $2.67 earned in the comparable period of 2008. The decline in net income for the quarter and year-to-date periods was primarily caused by the decline in operating profits in all three of our business segments, as previously discussed. Year-to-date 2009 net income was reduced by $116 million due to the after-tax effect of the aircraft impairment charge, and by $48 million due to the after-tax effect of the currency remeasurement charge. These two charges reduced year-to-date 2009 diluted earnings per share by $0.16. Earnings per share in the third quarter and year-to-date periods of 2009 was favorably impacted by a reduction in the weighted average shares outstanding of 0.9% and 2.3%, respectively, compared to the same periods of 2008, as a result of our ongoing share repurchase program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $4.233 billion in the first nine months of 2009 from $6.948 billion during the same period of 2008. The decrease in operating cash flow was impacted by approximately $1.035 billion in cash tax benefits received in 2008 (including an $850 million tax refund) resulting from a U.S. Federal tax deduction for the payment made to withdraw from the Central States Pension Fund in 2007. The absence of these tax benefits in 2009 adversely affected the comparison with 2008. Operating cash flow also decreased as a result of lower net income in 2009 compared with 2008.

Partially offsetting these factors were changes in our working capital position, as the collection of accounts receivable had a larger impact in the first nine months of 2009 compared with the same period in 2008, primarily as a result of the decrease in revenue among all three of our business segments.

The contributions to our company-sponsored pension plans have increased significantly in 2009, compared with 2008, primarily as a result of required minimum pension fundings for the UPS-IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we contributed $758 million to our pension and postretirement medical benefit plans for the first nine months of 2009, an increase of $639 million from the same period of 2008. We expect to contribute $125 million and $24 million over the remainder of the year to our company-sponsored pension and postretirement medical benefit plans, respectively.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $879 million in the first nine months of 2009 from $2.693 billion during the same period of 2008, primarily due to reduced capital expenditures. We had capital expenditures of $1.185 billion in the first nine months of 2009, a decrease from the $2.108 billion in the same period of 2008. We fund our capital expenditures with our cash from operations. We have commitments for the purchase of aircraft, vehicles, technology equipment and other fixed assets to provide for the replacement of existing capacity and anticipated future growth. Capital expenditures on aircraft declined primarily as a result of fewer deliveries of new aircraft, as we took delivery of one Boeing 747-400 in the first nine months of 2009, compared with five Boeing 747-400 deliveries in 2008. Vehicle deliveries and spending on information technology also declined, as a result of reduced investment needs and initiatives to reduce our capital spending. Capital expenditures on facilities and equipment decreased in 2009, primarily resulting from the completion of work on portions of our Worldport hub expansion.

In the first nine months of 2009, we had net purchases of $12 million of marketable securities, a decline from the $286 million of net purchases in the comparable period of 2008, as a result of the timing of debt issuances and repayments, income tax refunds, and certain other cash receipts and disbursements. Other investing activities reflected a cash inflow of $72 million in the first nine months of 2009 as compared with a $271 million outflow in the same period of 2008, largely due to cash settlements of derivative contracts used in our energy and currency hedging programs, as well as the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased to $1.661 billion in the first nine months of 2009 from $5.037 billion during the same period in 2008. Our primary use of cash in financing activities is to repurchase shares, pay dividends, and repay debt obligations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We had net issuances of debt of $226 million in the first nine months of 2009, compared with $5 million in the first nine months of 2008. Issuances of debt in each period consisted primarily of commercial paper and offerings of fixed rate senior notes. Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of certain tranches of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

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

In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. Our debt balance increased at the end of 2007 as a result of commercial paper issuances used to fund our withdrawal from the Central States Pension Fund. In the first nine months of 2008, we repaid most of this commercial paper with the proceeds from the senior notes offering, as well as the $850 million U.S. federal tax refund received.

As a result of the uncertain economic environment, we have slowed our share repurchase activity. We currently intend to repurchase shares in 2009 at a rate that should approximately offset the dilution from our stock compensation programs. We repurchased a total of 7.8 million shares of Class A and Class B common stock for $396 million for the first nine months of 2009, compared with repurchases of 48.5 million shares for $3.299 billion for the comparable period of 2008 ($395 million and $3.284 billion are reported on the cash flow statement for 2009 and 2008, respectively, due to the timing of settlements). As of September 30, 2009, we had $6.176 billion of our share repurchase authorization remaining.

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

Our total cash dividends paid for the first nine months of 2009 declined to $1.313 billion from $1.781 billion in 2008. This decline was primarily a result of four dividend payments being made in the first nine months of 2008, compared with only three dividend payments being made in the first nine months of 2009, due to a change in our dividend payment schedule. We also had a reduction in the number of outstanding shares on which dividends are paid, as a result of our share repurchase program.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $1.231 billion outstanding under this program as of September 30, 2009, with an average interest rate of 0.12%. All of this commercial paper was classified as a current liability as of September 30, 2009. At December 31, 2008, we classified $1.0 billion of our commercial paper as long-term debt on our balance sheet, based on our intent and ability to refinance this debt on a long-term basis in the future. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of September 30, 2009.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At September 30, 2009, there were no outstanding borrowings under either of these facilities.

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

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of September 30, 2009 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2009, 10% of net tangible assets is equivalent to $2.281 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2009, our net worth, as defined, was equivalent to $12.512 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2009 have not materially changed from those at December 31, 2008, as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for April 29, 2008. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than reported by the shipper. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We believe that the eventual resolution of these cases will not have a material adverse effect on our financial condition, results of operations, or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2003. During the third quarter of 2009, we received a refund of $271 million as a result of the resolution of tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. For the tax years 2003 through 2004, we anticipate concluding the limited number of unagreed issues with the IRS Appeals Office by the end of the second quarter of 2010. Along with the audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 1999 through 2002. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.

Certain foreign jurisdictions are reviewing transfer pricing transactions between U.S. and related foreign companies and the Italian Guardia di Finanza is reviewing whether certain entities have a permanent establishment within Italy, which could result in an undetermined amount of tax liabilities, interest and penalties. No final reports or assessments have been issued. We continue to cooperate during these audits while defending the positions taken on the filed returns including the exercise of rights afforded under international treaties as appropriate.

It is reasonably possible that the amount of unrecognized tax benefits could change within the next 12 months. At this time, we do not expect any of the above matters to have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP” (“FAS 168”), which replaces Statement No. 162, “The Hierarchy of GAAP” and establishes the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. FAS 168 became effective for the third quarter of 2009, and all accounting standard references have been updated in this report with ASC references.

Adoption of New Accounting Standards

•

Certain disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, took effect on January 1, 2008 and are presented in Notes 4 and 12. On January 1, 2009, we implemented the previously deferred provisions of ASC 820 for nonfinancial assets and liabilities recorded at fair value. The accounting requirements for determining fair value when the volume and level of activity for an asset or liability have significantly decreased, and for identifying transactions that are not orderly, contained in ASC 820 were adopted on April 1, 2009, but had an immaterial impact on our financial statements.

•	Certain disclosure requirements of ASC 815, Derivatives and Hedging, took effect on January 1, 2009 and are presented in Note 14.

•	The new accounting requirements of ASC 805, Business Combinations, which took effect on January 1, 2009, were adopted but had no impact on our financial statements.

•	The accounting and presentation requirements for noncontrolling interests in ASC 810, Consolidation, which took effect on January 1, 2009, had an immaterial impact on the financial statements.

•	The disclosure requirements of ASC 825, Financial Instruments, are presented in Note 12.

Standards Issued But Not Yet Effective

•

Beginning in the fourth quarter of 2009, provisions of ASC 715, Compensation-Retirement Benefits, will be adopted that require disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.

Other new pronouncements issued but not effective until after September 30, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2009	December 31, 2008
Energy Derivatives	$—	$—
Currency Derivatives	(69)	241
Interest Rate Derivatives	84	(388)

	$15	$(147)

Other than noted below, our market risks, hedging strategies, and financial instrument positions at September 30, 2009 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In the first quarter of 2009, we settled several interest rate hedges in conjunction with issuing five and ten year notes and made a cash payment of $243 million. In 2009, we entered into interest rate swap agreements for a notional amount of $3.750 billion that effectively converted the fixed interest rate on the associated debt instruments to a variable interest rate. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to our floating rate debt (including commercial paper) and swap instruments as of September 30, 2009 would be approximately $58 million. Also in 2009, we entered into several cross-currency swaps to hedge certain foreign currency denominated obligations, as well as entered into additional currency options to hedge foreign currency denominated revenue. The potential loss in the fair value for these instruments resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of September 30, 2009 would be approximately $18 million.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the third quarter of 2009 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2009	0.8	$51.85	0.8	$6,284
August 1 – August 31, 2009	0.9	53.78	0.8	6,240
September 1 – September 30, 2009	1.3	56.83	1.1	6,176

Total July 1 – September 30, 2009	3.0	$54.48	2.7

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

The Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion in January 2008. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008).

4.1	—	Underwriting agreement relating to 3.875% Senior Notes due April 1, 2014 and 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 1.1 to Form 8-K, filed on March 24, 2009).

4.2	—	Form of Note for 3.875% Senior Notes due April 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 24, 2009).

4.3	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 24, 2009).

10.1	—	Credit Agreement (364-Day Facility) dated April 16, 2009 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2009).

10.2	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2009).

10.3	—	Form of Restricted Stock Unit Award Agreement for the 2009 Long-Term Incentive Performance (LTIP) Awards (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 17, 2009).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†† 101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith.
††	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: November 6, 2009	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)