Form 10-K
period 2009-12-31
UNITED PARCEL SERVICE INC
filed 2010-02-26
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the class B common stock held by non-affiliates of the registrant was $35,043,546,589 as of June 30, 2009. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

As of February 17, 2010, there were 278,928,093 outstanding shares of class A common stock and 713,924,267 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 6, 2010 are incorporated by reference into Part III of this report.

UNITED PARCEL SERVICE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

Overview

United Parcel Service, Inc. (“UPS”) is the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry, and a global leader in supply chain management. We were founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we deliver packages each business day for 1.8 million shipping customers to 6.1 million consignees in over 200 countries and territories. In 2009, we delivered an average of 15.1 million pieces per day worldwide, or a total of 3.8 billion packages. Total revenue in 2009 was $45.3 billion.

Our primary business is the time-definite delivery of packages and documents worldwide. The UPS service portfolio also includes global supply chain services and less-than-truckload transportation, primarily in the U.S. We report our operations in three segments: U.S. Domestic Package operations, International Package operations, and Supply Chain & Freight operations.

•	U.S. Domestic Package operations include the time-definite delivery of letters, documents, and packages throughout the United States.

•

International Package operations encompass delivery of letters, documents, and packages to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments from or to the United States with another country as the destination or origin point.

•

Supply Chain & Freight is comprised of our forwarding and logistics operations, UPS Freight, and other related businesses. Our forwarding and logistics business provides services in more than 175 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other business units within this segment include Mail Boxes, Etc. (the franchisor of Mail Boxes, Etc. and The UPS Store) and UPS Capital.

Transportation and Infrastructure.    We operate a ground fleet of approximately 101,900 vehicles, which reaches all business and residential zip codes in the contiguous U.S. We also operate an air fleet of 510 aircraft, and we are one of the largest airlines in the world. Our primary air hub is in Louisville, KY. Regional air hubs are located in Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. Our largest international air hub is in Cologne, Germany, with other regional international hubs in Miami, FL; Canada; Hong Kong; Singapore; Taiwan; China; and the Philippines.

We operate a global transportation infrastructure and offer a comprehensive portfolio of services. We support these services with advanced operational and customer-facing technology. Our supply chain solutions enable customers’ inventory to move more effectively. As a consequence, they can concentrate on their own core competencies.

Outlook.    Notwithstanding the global recessionary conditions that prevailed throughout most of 2009, we believe that the following trends will allow us to continue to grow our business over the long term:

•	As countries around the world recover from the recession that characterized most of 2009, global trade should resume, albeit slowly.

•	Just-in-time inventory management, increased use of the Internet for ordering goods, and direct-to-consumer business models require transportation services to be effective.

•	Outsourcing supply chain management is becoming more prevalent, as customers increasingly view effective management of their supply chains as a strategic advantage rather than a cost center.

Our vision for the future is to synchronize the world of commerce, addressing the complexities of our customers’ supply chain needs. Our goal is to develop business solutions that create value and competitive advantages for our customers, enabling them to achieve supply chain efficiencies, better customer service for their customers and improved cash flow.

Operations

We believe that our integrated global network is the most extensive in the industry. It is the only network that handles all levels of service (air, ground, domestic, international, commercial, residential) through one integrated pickup and delivery service system. All packages are commingled throughout their journey through our network except when necessary to meet their specific service commitments.

U.S. Domestic Package

The U.S. business consists of air and ground delivery of small packages—up to 150 pounds in weight—and letters to and from all 50 states. It also provides guaranteed, time-definite delivery of certain heavy-weight packages. Substantially all of our U.S. small package delivery services are guaranteed.

The integrated air and ground pick-up and delivery network on which this business is built improves productivity and asset utilization, and provides the flexibility to transport packages using the most reliable and cost-effective transportation mode or combination of modes.

In 2009, UPS completed the first phase of a multi-year expansion of the fully automated Worldport® air hub in Louisville, KY, our largest air hub. When expansion is completed next year, Worldport sort capacity will be 416,000 packages per hour—a 37% increase. This expansion enables more cost-effective package processing and improved network efficiencies.

Also in 2009, we expanded our early morning delivery service. UPS now delivers earlier to more businesses and zip codes in the United States, and worldwide from the United States, than our competitors.

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

•

Europe is our largest region outside the United States—accounting for approximately half of our international revenue. In Europe we provide both express and domestic service, much like the service portfolio we offer in the U.S., and based on the same integrated network model.

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

•

In 2008, we completed construction of a new hub in Tamworth, England, UPS’s largest ground hub outside the U.S. It replaced three smaller facilities, and added more capacity and better efficiencies than existed with the three separate facilities.

•	Also in 2008, we acquired our partner’s interest in the small package joint venture operation in Romania.

•	In 2009, we expanded our presence in Eastern Europe and in Central Asia with the acquisition of our service agents in Slovenia and Turkey, respectively.

•

Also in 2009, we set up a joint venture in Dubai to coordinate management and growth of UPS express package, freight forwarding and contract logistics services across the Middle East, Turkey and portions of Central Asia.

Growth in Asia is being driven by global demand, which is stimulating improved demographic and economic trends throughout the region, particularly in China and India. Over the last few years, UPS has steadily increased air service between the U.S. and Asia.

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

•	In 2008, we broke ground on a new intra-Asia air hub in Shenzhen, China, which became operational in February 2010.

•	Also in 2008, we acquired our partner’s interest in a small package shipping joint venture in Korea.

The international package delivery market has been growing at a faster rate than that of the U.S., and our international package operations have historically been growing faster than the market. We plan to use our worldwide infrastructure and broad product portfolio to grow high-margin premium services. Additionally, we plan to expand our non-U.S. domestic package operations by continuing to build our package delivery infrastructure and through acquisitions in certain countries. We have been and will continue to implement cost, process and technology improvements in our international operations. We believe that both Europe and Asia offer significant opportunities for long-term growth.

Supply Chain & Freight Segment

The Supply Chain & Freight segment consists of our forwarding and logistics capabilities as well as our UPS Freight business unit.

Supply chains are becoming increasingly complex, as shown in Diagram 1. Many of our customers, large and small, have outsourced all or part of their supply chains to streamline and gain efficiencies, to improve service, to support new business models and to strengthen their balance sheets.

This increasing complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services with financial and information services. We can meet that demand because:

•	We manage supply chains in over 175 countries and territories, with more than 33 million square feet of distribution space worldwide.

•

We focus on supply chain optimization, freight forwarding, international trade and brokerage services for our customers worldwide, which include a broad range of transportation solutions including air, ocean and ground freight.

•

We provide information technology systems and distribution facilities adapted to the unique supply chains of specific industries such as healthcare, technology, and consumer/retail. We call these “configurable solutions.” In a configurable solution, multiple customers share standardized IT systems and processes as well as a common network of assets. A configurable solution is repeatable for multiple customers and has a package transportation component. For example, we have a well developed supply chain management capability for the healthcare sector that meets all regulatory and compliance requirements.

•	We offer a portfolio of financial services that provides customers with short-term working capital, government guaranteed lending, global trade financing, credit cards and export financing.

UPS Freight is an LTL service, which offers a full range of regional, inter-regional and long-haul LTL capabilities in all 50 states, Canada, Puerto Rico, Guam, the Virgin Islands and Mexico. This business also offers a TL service. UPS Freight provides services through a network of owned and leased service centers and carrier partnerships.

Our growth strategy is to increase the number of customers benefiting from configurable supply chain solutions, particularly in the healthcare, high tech and retail sectors, and to increase the amount of small package transportation from these customers. We intend to leverage our small package and freight customers through cross-selling the full complement of UPS services.

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

Global Small Package.    Our global small package portfolio consists of a spectrum of export and domestic services. Export services are those provided for packages crossing a country’s borders, while domestic services are for packages that stay within the borders of a single country. We provide domestic express services in 50 countries outside the United States. This portfolio includes guaranteed delivery options to major cities around the world. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth. We offer same-day pickup of air and ground packages. We also offer worldwide customs clearance service for any mode of transportation.

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

In 2009, UPS pioneered a return service for its retail customers in partnership with the United States Postal Service. Customers may leave a return package in their mailboxes for pick-up by their U.S. mail carrier. UPS picks up returned packages at the Post Office.

We provide our customers with easy access to UPS. There are over 141,000 domestic and international access points to UPS. These include: 38,800 branded drop-boxes, 1,100 UPS Customer Centers, 4,800 independently owned and operated The UPS Store® and Mail Boxes Etc.® locations worldwide, 2,700 alliance partner locations, 12,000 Authorized Shipping Outlets and commercial counters, and 81,900 UPS drivers who can accept packages given to them.

Supply Chain Services.    Our freight forwarding and logistics businesses meet customers’ supply chain needs through a comprehensive portfolio of services, including:

•

Freight Forwarding: international air, full container load and less than container load ocean, rail and ground freight for all size shipments utilizing UPS and other carriers, and multimodal transportation network management.

•

Logistics and Distribution: supply chain management, distribution center design, planning and management, order fulfillment, inventory management, receiving and shipping, critical parts logistics, reverse logistics and cross docking.

•	Customs Brokerage: customs clearance, trade management, and international trade consulting.

•	Industry-specific Solutions: for healthcare, retail, high tech, automotive, industrial manufacturing and government customers.

•	UPS CapitalSM provides short-term working capital, government guaranteed lending, global trade financing, credit cards and export financing.

In 2008, UPS launched a new, simplified global portfolio for shipping air freight, with guaranteed day-specific, door-to-door service as well as non-guaranteed service options.

Freight Services.    UPS Freight provides LTL services through a network of owned and leased service centers and carrier partnerships. UPS Freight also provides our customers with truckload and dedicated truckload transportation solutions. Since expanding into the freight transport market, we have enhanced our value proposition through improvements in technology, operations and the customer experience. In 2007, we integrated all freight products into our small package visibility systems, enabling shippers to view the status of package and freight shipments from a single web page. Since mid-2007, UPS Freight has accelerated transit times on over 16,000 lanes. Significant service and reliability improvements for freight transportation enabled us to implement a no-fee, guaranteed delivery service in early 2008 and we expanded it to Canadian deliveries later in the year. In 2009, UPS Freight began offering door-to-door service to and from Mexico, complete with UPS customs brokerage capabilities and single invoicing for all services between the United States, Canada, and Mexico.

Technology

Technology is the backbone of everything we do at UPS. It is at the heart of customer access to the company.

•

UPS.com processes over 22 million package tracking transactions daily. A growing number of those tracking requests come from customers in countries that have wireless access to UPS tracking information.

•

Package tracking, pickup requests, rate quotes, account opening, wireless registration, drop-off locator, transit times and supply ordering services are all available at customers’ desktops or laptops. The site also displays full domestic and international service information and allows customers to process outbound shipments as well as return labels for their customers.

•

Businesses in a number of countries also can download UPS Developer Kit SM to their own websites for direct use by their customers. This allows users to access the information they need without leaving our customers’ websites.

•

In 2007, we integrated all freight products, including international air freight forwarding shipments, into our small package visibility systems. Now a shipper can view the status of package and freight shipments from a single web page.

Technology is also the foundation for process improvements within UPS that enhance productivity, improve efficiency and reduce costs. The most comprehensive improvement to our U.S. small package handling facilities was completed in 2007. This multi-year effort re-engineered our domestic business, based on a data-driven platform, and included software, hardware and process changes. It enables a package center to produce an optimized dispatch plan for every driver and detailed loading instructions for every vehicle before center employees handle any packages. This plan reduces mileage driven, resulting in substantial fuel savings. The re-engineered system provides the basis for unique customer-focused services based on the customer-specific data which powers the system.

A new technology we began deploying in 2008 is Telematics, which combines information from our drivers’ hand-held computers with GPS and automotive sensors to help us better manage our ground fleet operations. It helps us improve vehicle maintenance, enhance safety and fine-tune delivery and pick-up service. This technology also improves on-road performance by reducing vehicle expense, fuel consumption, and carbon emissions. Since 2008, we have equipped approximately 12,000 of our U.S. vehicles with the sensors needed to achieve the benefits from this technology.

Sustainability

UPS takes seriously its commitment to operate in a socially, environmentally and economically sustainable manner. In 2003, the company was the first in its industry to publish a sustainability report that set forth its five-year goals—and then to provide annual updates on progress toward attaining those goals. The website www.sustainability.ups.com provides complete information on these efforts.

UPS constantly reviews our processes, programs and policies to ensure we are operating in a sustainable and responsible manner that benefits all our stakeholders—customers, employees, shareowners and the communities in which we operate. Multiple recognitions in 2009 attest to our success, such as:

•	Included in the Dow Jones Sustainability Index for the seventh consecutive year and the FTSE4Good Index for the fifth consecutive year

•	Top 500 Greenest Companies in America (ranked No. 85) by Newsweek Magazine

•	SmartWay Excellence Award by U.S. Environmental Protection Agency (EPA)

•	Carbon Disclosure Leadership Index Top 50 Global Companies

•	40 Best Companies for Diversity by Black Enterprise Magazine

•	Top 50 Companies for Diversity by Hispanic Business Magazine

•	Best Places to Launch a Career by BusinessWeek Magazine

•	100 Best Global Brands by Interbrand (ranked No. 31)

•	America’s Top Corporations for Women’s Business Enterprises (included every year since 1999)

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

In 2007, we completed a major sales force reorganization to better align our sales resources and integrate with customer business processes. Our goal is to enhance the customer experience when dealing with the extensive scope of UPS capabilities, at any point in the shipping or supply chain management process. In early 2010, we announced a streamlining of the U.S. Domestic Package operations. As part of the restructuring, we will expand our outreach to customers by strengthening local sales and marketing efforts.

Our worldwide marketing organization also supports our global small package, supply chain and freight businesses. Our corporate marketing function is engaged in market and customer research, brand management, segment management, rate-making and revenue management policy, pricing, new product development, product portfolio management, marketing alliances, and technology marketing, including the non-technical aspect of our web presence. Advertising, public relations, and most formal marketing communications are generally centrally developed and controlled.

In addition to our corporate marketing group, field-based marketing personnel are assigned to our individual operating units and are primarily engaged in business planning, market analysis and opportunity identification, segment management, and customer profitability management.

Employees

We had approximately 408,000 employees as of December 31, 2009, of which 340,000 are in the U.S. and 68,000 are located internationally.

As of December 31, 2009, we had approximately 254,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013.

We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. In February 2010, we announced plans to furlough at least 300 of our airline pilots, after efforts between the Company and the IPA failed to identify sufficient operating cost savings. If the furloughs go forward, they would be phased in order to better match our resources to current economic conditions.

Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority (approximately 3,400) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In July 2009, a new agreement with the IAM was ratified, which runs through July 31, 2014.

We believe that our relations with our employees are good. We periodically survey all our employees to determine their level of job satisfaction. Areas of concern receive management attention as we strive to keep UPS the employer of choice among our employees.

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

Global Presence.    UPS has the most balanced presence throughout the world.

Leading-edge Technology.    We are a global leader in developing technology that helps our customers optimize their shipping and logistics business processes to lower costs, improve service and increase efficiency.

Technology powers virtually every service we offer and every operation we perform. Our technology initiatives are driven by our customers’ needs. We offer a variety of on-line service options that enable our customers to integrate UPS functionality into their own businesses not only to conveniently send, manage and track their shipments, but also to provide their customers with better information services. We provide the infrastructure for an Internet presence that extends to tens of thousands of customers who have integrated UPS tools directly into their own web sites.

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

Brand Equity.    We have built a leading and trusted brand that stands for quality service, reliability and product innovation. The distinctive appearance of our vehicles and the friendliness and helpfulness of our drivers are major contributors to our brand equity.

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

Financial Strength.    Our balance sheet reflects financial strength that few companies can match. As of December 31, 2009, we had a balance of cash and marketable securities of approximately $2.100 billion and shareowners’ equity of $7.696 billion. Our Moody’s and Standard & Poor’s (“S&P”) short-term credit ratings are P-1 and A-1+, respectively, and our Moody’s and S&P long-term credit ratings are Aa3 and AA-, respectively. We have a stable outlook from Moody’s, however subsequent to year-end, S&P changed its outlook for the company from stable to negative. We have a strong capacity to service our obligations. Our financial strength gives us the resources to achieve global scale; to invest in employee development, technology, transportation equipment and buildings; to pursue strategic opportunities that facilitate our growth; and to return value to our shareowners in the form of dividends and share repurchases.

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

FAA regulations mandate an aircraft corrosion control program, along with aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2009 were $13 million. The future cost of repairs pursuant to these programs may fluctuate according to aircraft condition, age and the enactment of additional FAA regulatory requirements.

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

Other Regulations

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

Where You Can Find More Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge through our investor relations website, located at www.investors.ups.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Additional information about UPS is available at www.ups.com. Our sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society, is available at www.sustainability.ups.com .

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available in the governance section of the investor relations website, located at www.investors.ups.com. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events in the governance section of our investor relations website.

Our Corporate Governance Guidelines and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available in the governance section of the investor relations website. The information on our investor relations website is not incorporated by reference into this report.

See Footnote 11 to our consolidated financial statements for financial information regarding our reporting segments and geographic areas in which we operate.

The information on websites maintained by the Company is not incorporated by reference into this annual report on Form 10-K.

Item 1A.	Risk Factors

Cautionary Statement About Forward-Looking Statements

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and variations thereof and similar terms are intended to be forward-looking statements. We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Our disclosure and analysis in this report, in our Annual Report to Shareholders and in our other filings with the Securities and Exchange filings contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described below and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Risk Factors

You should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

General economic conditions, both in the U.S. and internationally, may adversely affect our results of operations.

We conduct operations in over 200 countries and territories. Our U.S. and international operations are subject to normal cycles affecting the economy in general, as well the local economic environments in which we operate. The factors that create cyclical changes to the economy and to our business are beyond our control, and it may be difficult for us to adjust our business model to mitigate the impact of these factors. In particular, our business is affected by levels of industrial production, consumer spending and retail activity. To the extent that the current economic recession in the U.S. and worldwide continues for a prolonged period of time or the recovery takes longer than anticipated, our business, financial position and results of operations could be materially affected.

We face significant competition which could adversely affect our business, financial position and results of operations.

We face significant competition on a local, regional, national, and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Competition may also come from other sources in the future. Some of our competitors have cost and organizational structures that differ from ours and may offer services and pricing terms that we may not be willing or able to offer. If we are unable to timely and appropriately respond to competitive pressures, our business, financial position and results of operations could be adversely affected.

The transportation industry continues to consolidate and competition remains strong. As a result of consolidation, our competitors may increase their market share and improve their financial capacity, and may strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services and products at competitive prices, which could adversely affect our financial performance.

Our business is subject to complex and stringent regulation in the U.S. and internationally.

We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment, and other governmental laws and regulations, both in the U.S. and in the other countries in which we operate. Changes in laws, regulations and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations in the U.S. or in any of the countries in which we operate could result in substantial fines or possible revocation of our authority to conduct our operations, which could adversely affect our financial performance.

Increased security requirements could impose substantial costs on us.

As a result of concerns about global terrorism and homeland security, governments around the world have adopted or may adopt stricter security requirements that will result in increased operating costs for businesses in the transportation industry. These requirements may change periodically as a result of regulatory and legislative requirements and in response to evolving threats. We cannot determine the effect that these new requirements will have on our cost structure or our operating results, and these rules or other future security requirements may increase our costs of operations and reduce operating efficiencies.

We may be affected by global climate change or by legal, regulatory or market responses to such potential change.

Concern over climate change, including the impact of global warming, has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions. For example, in the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support for enactment, some form of federal climate change legislation is possible in the future. Even in the absence of such legislation, the Environmental Protection Agency, spurred by judicial interpretation of the Clean Air Act, may regulate GHG emissions, especially aircraft or diesel engine emissions, and this could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or trucks prematurely. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. Notwithstanding our widely recognized position as a leader in sustainable business practices, it is reasonably possible, however, that such legislation or regulation could impose material costs on us. Moreover, even without such legislation or regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air services.

Strikes, work stoppages and slowdowns by our employees could adversely affect our business, financial position and results of operations.

A significant number of our employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters, and our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. Strikes, work stoppages and slowdowns by our employees could adversely affect our ability to meet our customers’ needs, and customers may do more business with competitors if they believe that such actions or threatened actions may adversely affect our ability to provide service. We may face permanent loss of customers if we are unable to provide uninterrupted service, and this could adversely affect our business, financial position and results of operations. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

We are exposed to the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities.

Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risk associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We mitigate our exposure to changing fuel prices through our indexed fuel surcharges and we may also enter into hedging transactions from time to time. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges may result in a mix shift from our higher yielding air products to lower yielding ground products or an overall reduction in volume. If fuel prices rise sharply, even if we are successful in increasing our fuel surcharge, we could experience a lag time in implementing the surcharge, which could adversely affect our short-term operating results. There can be no assurance that our hedging transactions will be effective to protect us from changes in fuel prices. Moreover, we could experience a disruption in energy supplies, including our supply of gasoline, diesel and jet fuel, as a result of war, actions by producers, or other factors which are beyond our control, which could have an adverse affect on our business.

Changes in exchange rates or interest rates may have an adverse affect on our results.

We conduct business across the globe with a significant portion of our revenue derived from operations outside the United States. Our operations in international markets are affected by changes in the exchange rates for local currencies, and in particular the Euro, British Pound, and Canadian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and that portion of our long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting our debt is discussed in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report. During 2008, credit markets tightened and the global economy slowed. We are not dependent on the credit markets to fund current operations.

We monitor and manage our exposures to changes in currency exchange rates and interest rates, and make limited use of currency exchange contracts, over the counter option contracts, commodity forwards, swaps and futures contracts to mitigate the impact of changes in currency values, but changes in exchange rates and interest rates cannot always be predicted or hedged.

If we are unable to maintain our brand image and corporate reputation, our business may suffer.

Our success depends in part on our ability to maintain the image of the UPS brand and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, environmental concerns, security matters, political activities and the like, or attempting to connect our company to these sorts of issues, either in the United States or other countries in which we operate, could negatively affect our overall reputation and acceptance of our services by customers. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brand.

A significant privacy breach could adversely affect our business and we may be required to increase our spending on data security.

The provision of service to our customers and the operation of our network involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Breaches in security could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for the company, as well as the loss of existing or potential customers, damage to our brand and reputation, or disruptions in our operations. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

We have invested in a technology infrastructure which supports our global air and ground network and is critical to support our operations and customer needs. Any major disruption to this infrastructure could adversely impact our operations, customers and global commerce.

Our ability to serve customers and to compete effectively depends to a large part upon the reliability and speed of our technology network. While we have built a multi-layered architecture to support swiftly-expanding worldwide operations and we ensure that our infrastructure is robust, reliable and redundant, there are risks of malicious or unintentional disruptions to the Internet or our technology infrastructure which could adversely impact our operations and consequently, our customers.

We make significant capital investments in our business of which a significant portion is tied to projected volume levels.

We require significant capital investments in our business consisting of aircraft, vehicles, technology, facilities and sorting and other types of equipment to support both our existing and anticipated growth of our business. Forecasting projected volume involves many factors which are subject to uncertainty, such as general economic trends, changes in governmental regulation, and competition. If we do not accurately forecast our future capital investment needs, we could have excess capacity or insufficient capacity, either of which would negatively affect our revenues and profitability. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to adverse economic conditions; however, these adjustments may not be sufficient to allow us to maintain our operating margins in an adverse economy.

We derive a significant portion of our revenues from our international operations and are subject to the risks of doing business in emerging markets.

We have significant international operations and while the geographical diversity of our international operations helps ensure that we are not overly reliant on a single region or country, we are continually exposed to changing economic, political and social developments beyond our control. Emerging markets are typically more volatile than those in the developed world, and any broad-based downturn in these markets could reduce our revenues and adversely affect our business, financial position and results of operations.

We are subject to changes in markets and our business plans that have resulted, and may in the future result, in substantial write-downs of the carrying value of our assets, thereby reducing our net income.

Our regular review of the carrying value of our assets (including our intangible and tangible assets and investments) has resulted, from time to time, in significant impairments, and we may in the future be required to recognize additional impairment charges. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairment write-downs of our intangible or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets are shorter than we originally estimated. Such changes could reduce our net income.

Employee health and retiree health and pension benefit costs represent a significant expense to us.

With approximately 408,000 employees, including approximately 340,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health-care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our pension plans.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, increases in health care costs, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations, or liquidity would result from our participation in these plans.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, financial position and results of operations.

We may not realize the anticipated benefits of acquisitions, joint ventures or strategic alliances.

As part of our business strategy, we may acquire businesses and form joint ventures or strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the successful integration between the businesses involved, the performance of the underlying operation, capabilities or technologies and the management of the transacted operations. Accordingly, our financial results could be adversely affected by our failure to effectively integrate the acquired operations, unanticipated performance issues, transaction-related charges, or charges for impairment of long-term assets that we acquire.

Insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.

We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of the services we provide and the nature of our global operations, including claims exposure resulting from cargo loss, personal injury, property damage, aircraft and related liabilities, business interruption and workers’ compensation. Workers’ compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we are retaining risk increases, our financial condition and results of operations could be adversely affected. If we lose our ability to self-insure these risks, our insurance costs could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

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

UPS Freight operates 202 service centers with a total of 5.6 million square feet of floor space. UPS Freight owns 140 of these service centers, while the remainder are occupied under operating lease agreements. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 240,000 square feet of office space.

Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S., known as Worldport, is located in Louisville, KY. The Worldport facility consists of over 4.1 million square feet and the site includes approximately 596 acres. We are able to sort over 350,000 packages per hour in the Worldport facility. We also have regional air hubs in Hartford, CT; Ontario, CA; Philadelphia, PA; and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China; Pampanga, Philippines; Taipei, Taiwan; Hong Kong; and Singapore. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, FL.

In 2009, we completed the first phase of our Worldport expansion, which increased the sorting capacity of the facility by 15%. The final phase of the Worldport expansion will be completed in 2010, and will increase the sorting capacity to approximately 416,000 packages per hour. The expansion involves the addition of two aircraft load / unload wings to the hub building, followed by the installation of high-speed conveyor and computer control systems. The overall size of the Worldport facility will increase to 5.2 million square feet. The total cost of the expansion approximates $1 billion.

Over the past several years, UPS has made a successful transition to become the first wholly-owned foreign express carrier in China. In 2008, we opened the UPS International Air Hub at Pudong International Airport, which was built on a parcel totaling 1 million square feet with a planned sorting capacity of 17,000 packages per hour. The new hub links all of China via Shanghai to UPS’s international network with direct service to the Americas, Europe and Asia. It also connects points served in China by UPS through a dedicated service provided by Yangtze River Express, a Chinese all-cargo airline.

In the fourth quarter of 2008, we began construction of a new intra-Asia air hub at Shenzhen International Airport in China, which became operational in February 2010. The Shenzhen facility replaces our current intra-Asia air hub at Clark Air Force Base in the Philippines, and will serve as our primary transit hub in Asia. The facility was built on a parcel of almost 1 million square feet, and has a sorting capacity of 18,000 packages per hour.

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

Fleet

Aircraft

The following table shows information about our aircraft fleet as of December 31, 2009:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Operating:
Boeing 747-400F	10	—	2	—
Boeing 747-400BCF	2	—	—	—
Boeing 757-200	75	—	—	—
Boeing 767-300	34	—	25	—
Boeing MD-11	38	—	—	—
Airbus A300-600	53	—	—	—
Other	—	298	—	—

Total	212	298	27	—

Held for Sale / Disposal:
McDonnell-Douglas DC-8-71	19	—	—	—
McDonnell-Douglas DC-8-73	25	—	—	—
Boeing 747-100	7	—	—	—
Boeing 747-200	4	—	—	—

Total	55	—	—	—

We maintain an inventory of spare engines and parts for each aircraft.

All of the aircraft we own meet Stage III federal noise regulations and can operate at airports that have aircraft noise restrictions. We became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of the date required by federal regulations.

During 2009, we took delivery of three Boeing 747-400F aircraft and two Boeing 767-300F aircraft. We have firm commitments to purchase 25 Boeing 767-300ER freighters to be delivered between 2010 and 2014, and two Boeing 747-400F aircraft scheduled for delivery during 2011. Also during 2009, we removed from service the remainder of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets, as well as our Boeing 747-100 and 747-200 aircraft fleets.

Vehicles

We operate a ground fleet of approximately 101,900 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 31,900 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 35,800 containers used to transport cargo in our aircraft.

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

•

Honor Plan. A well-defined safe driver honor plan recognizes and rewards our drivers when they achieve success. We have over 4,000 drivers who have driven for 25 years or more without an avoidable accident.

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

Refer to Note 8 “Legal Proceedings and Contingencies” in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

The following is a summary of our Class B common stock price activity and dividend information for 2009 and 2008. Our Class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

	High	Low	Close	Dividends Declared
2009:
First Quarter	$56.37	$37.99	$49.22	$0.45
Second Quarter	$57.89	$46.41	$49.99	$0.45
Third Quarter	$59.61	$46.78	$56.47	$0.45
Fourth Quarter	$59.75	$53.17	$57.37	$0.45
2008:
First Quarter	$73.95	$65.37	$73.02	$0.45
Second Quarter	$75.08	$59.30	$61.47	$0.45
Third Quarter	$70.00	$56.11	$62.89	$0.45
Fourth Quarter	$64.41	$43.60	$55.16	$0.45

As of January 29, 2010, there were 165,947 and 219,086 record holders of Class A and Class B common stock, respectively.

The policy of our Board of Directors is to declare dividends out of current earnings. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.

On February 4, 2010, our Board declared a dividend of $0.47 per share, which is payable on March 3, 2010 to shareowners of record on February 16, 2010. This represents an increase from the previous $0.45 quarterly dividend in 2009.

In January 2008, the Board of Directors approved an increase in our share repurchase authorization to $10.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. As a result of the uncertain economic environment, we have slowed our share repurchase activity. We currently intend to repurchase shares in 2010 at a rate that should approximately offset the dilution from our stock compensation programs. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

A summary of repurchases of our Class A and Class B common stock during the fourth quarter of 2009 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31, 2009	0.9	$52.78	0.8	$6,136
November 1—November 30, 2009	1.3	56.45	1.0	6,080
December 1—December 31, 2009	1.3	58.28	1.3	$6,003

Total October 1—December 31, 2009	3.5	$56.31	3.1

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the S&P 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2004 in the S&P 500 Index, the Dow Jones Transportation Average, and our class B common stock.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
United Parcel Service, Inc.	$100.00	$89.49	$91.06	$87.88	$70.48	$75.95
S&P 500 Index	$100.00	$104.91	$121.48	$128.15	$80.74	$102.11
Dow Jones Transportation Average	$100.00	$111.65	$122.61	$124.35	$97.72	$115.88

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2009 (amounts in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$28,158	$31,278	$30,985	$30,456	$28,610
International Package	9,699	11,293	10,281	9,089	7,977
Supply Chain & Freight	7,440	8,915	8,426	8,002	5,994

Total revenue	45,297	51,486	49,692	47,547	42,581
Operating expenses:
Compensation and benefits	25,640	26,063	31,745	24,421	22,517
Other	15,856	20,041	17,369	16,491	13,921

Total operating expenses	41,496	46,104	49,114	40,912	36,438
Operating profit (loss):
U.S. Domestic Package	2,138	3,907	(1,531)	4,923	4,493
International Package	1,367	1,580	1,831	1,710	1,494
Supply Chain and Freight	296	(105)	278	2	156

Total operating profit	3,801	5,382	578	6,635	6,143
Other income (expense):
Investment income	10	75	99	86	104
Interest expense	(445)	(442)	(246)	(211)	(172)

Income before income taxes	3,366	5,015	431	6,510	6,075
Income tax expense	(1,214)	(2,012)	(49)	(2,308)	(2,205)

Net income	$2,152	$3,003	$382	$4,202	$3,870

Per share amounts:
Basic earnings per share	$2.16	$2.96	$0.36	$3.87	$3.48
Diluted earnings per share	$2.14	$2.94	$0.36	$3.86	$3.47
Dividends declared per share	$1.80	$1.80	$1.68	$1.52	$1.32
Weighted average shares outstanding:
Basic	998	1,016	1,057	1,085	1,113
Diluted	1,004	1,022	1,063	1,089	1,116

	As of December 31,
	2009	2008	2007	2006	2005
Selected Balance Sheet Data
Cash and marketable securities	$2,100	$1,049	$2,604	$1,983	$3,041
Total assets	31,883	31,879	39,042	33,210	34,947
Long-term debt	8,668	7,797	7,506	3,133	3,159
Shareowners’ equity	7,696	6,780	12,183	15,482	16,884

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our U.S. Domestic Package, International Package, and Supply Chain & Freight segments were all negatively affected by the deteriorating worldwide economic situation in 2008 and 2009. Declines in world trade, U.S. industrial production and retail sales particularly affected our package delivery, LTL and forwarding operations. Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Revenue (in millions)	$45,297	$51,486	$49,692	(12.0)%	3.6%
Operating Expenses (in millions)	41,496	46,104	49,114	(10.0)%	(6.1)%

Operating Profit (in millions)	$3,801	$5,382	$578	(29.4)%	N/A

Operating Margin	8.4%	10.5%	1.2%

Average Daily Package Volume (in thousands)	15,064	15,539	15,750	(3.1)%	(1.3)%
Average Revenue Per Piece	$9.83	$10.70	$10.24	(8.1)%	4.5%

Net Income (in millions)	$2,152	$3,003	$382	(28.3)%	N/A
Basic Earnings Per Share	$2.16	$2.96	$0.36	(27.0)%	N/A
Diluted Earnings Per Share	$2.14	$2.94	$0.36	(27.2)%	N/A

Volume and revenue trends began to improve in the latter half of 2009. Additionally, cost containment initiatives and better network efficiencies resulted in improving operating profit trends for our small package operations.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items (amounts in millions):

	Year Ended December 31,
	2009	2008	2007
Operating Expenses:
Aircraft Impairment Charges	$181	$—	$221
Goodwill Impairment Charge	—	548	—
Intangible Impairment Charge	—	27	—
SVSO Charge	—	—	68
Pension Plan Withdrawal Charge	—	—	6,100
France Restructuring Charges	—	—	46

Interest Expense:
Currency Remeasurement Charge	77	—	—

Income Tax Expense (Benefit) from the Items Above	(94)	—	(2,448)

Aircraft Impairment Charges

In the first quarter of 2009, we completed an impairment assessment of our McDonnell-Douglas DC-8 aircraft fleet, and recorded an impairment charge of $181 million, which affected our U.S. Domestic Package segment. In the first quarter of 2007, we completed an impairment assessment of our Boeing 727 and 747 aircraft fleets, and recognized an impairment charge of $221 million, of which $159 million impacted our U.S. Domestic Package segment and $62 million impacted our International Package segment. These charges, as well as our accounting policies pertaining to long-lived assets, are discussed further in “Critical Accounting Policies and Estimates”.

Goodwill Impairment Charge

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million. This charge, as well as our accounting policies pertaining to goodwill, is discussed further in “Critical Accounting Policies and Estimates”.

Intangible Impairment Charge

In the fourth quarter of 2008, we completed an impairment assessment on a customer list intangible asset related to our domestic package entity in the United Kingdom. We recorded a $27 million charge related to this assessment, which is further discussed in “Critical Accounting Policies and Estimates”.

Special Voluntary Separation Opportunity (“SVSO”) Charge

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

Pension Plan Withdrawal Charge

Our national master agreement with the Teamsters allowed us, upon ratification, to withdraw employees from the Central States Pension Fund and to establish a jointly trusteed single-employer plan for this group (“UPS IBT Pension Plan”). Upon ratification of the contract in December 2007 and our withdrawal from the Central States Pension Fund, we recorded a $6.1 billion charge to establish our withdrawal liability, and made a December 2007 payment in the same amount to the Central States Pension Fund to satisfy this liability.

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

France Restructuring Charge

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France. The objective of this restructuring plan was to reduce our forwarding and logistics cost structure and focus on profitable revenue growth in the Europe region. The restructuring principally consisted of an employment reduction program, which was ratified by our company’s trade union representatives in France in July 2007. Employees participating in this program were entitled to severance benefits, including certain bonuses for employees participating in the voluntary termination phase. These severance benefits were formula-driven and were in accordance with French statutory laws as well as the applicable collective bargaining agreements. We recorded a restructuring charge of $46 million in 2007 related to this program.

Currency Remeasurement Charge

During the second quarter of 2009, we incurred a $77 million non-cash, pre-tax currency remeasurement charge on certain foreign currency denominated obligations.

Results of Operations—Segment Review

The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including operating profit, operating margin, pre-tax income, net income and earnings per share adjusted for the non-comparable items discussed previously. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Revenue (in millions):
Next Day Air	$5,456	$6,559	$6,738	(16.8)%	(2.7)%
Deferred	2,859	3,325	3,359	(14.0)	(1.0)
Ground	19,843	21,394	20,888	(7.2)	2.4

Total Revenue	$28,158	$31,278	$30,985	(10.0)	0.9
Average Daily Package Volume (in thousands):
Next Day Air	1,198	1,186	1,277	1.0%	(7.1)%
Deferred	957	947	974	1.1	(2.8)
Ground	10,895	11,443	11,606	(4.8)	(1.4)

Total Avg. Daily Package Volume	13,050	13,576	13,857	(3.9)	(2.0)
Average Revenue Per Piece:
Next Day Air	$18.00	$21.95	$20.94	(18.0)%	4.8%
Deferred	11.81	13.93	13.69	(15.2)	1.8
Ground	7.20	7.42	7.14	(3.0)	3.9
Total Avg. Revenue Per Piece	$8.53	$9.14	$8.87	(6.7)	3.0
Operating Profit (in millions):
Operating Profit	$2,138	$3,907	$(1,531)	(45.3)%	N/A
Impact of Pension Plan Withdrawal	—	—	6,100
Impact of Aircraft Impairment Charges	181	—	159
Impact of SVSO Charge	—	—	53

Adjusted Operating Profit	$2,319	$3,907	$4,781	(40.6)%	(18.3)%

Operating Margin	7.6%	12.5%	(4.9)%
Adjusted Operating Margin	8.2%	12.5%	15.4%
Operating Days in Period	253	252	252

Volume:

2009 compared to 2008

In 2009, our overall volume declined as decreases in industrial production and retail sales reduced overall demand in the U.S. small package market. Our air product volume was stronger than our ground volume, as our air volume benefited from market share gains resulting from the recent departure of a competitor in the U.S. market, as well as improving economic trends in the latter half of the year. The growth in air volume was strongest in our less time-sensitive products, such as Next Day Air Saver and Three Day Select.

Volume trends improved in the fourth quarter, largely as a result of overall economic improvements, as average daily volume for Next Day Air and Deferred products increased 2.8% and 4.3%, respectively, over 2008 levels. Ground volume demonstrated an improving trend over the previous quarters despite a 2.9% decline in the fourth quarter compared with 2008.

2008 compared to 2007

U.S. Domestic ground and air volume declined primarily as a result of the recession in the U.S. economy. Relatively high energy costs during most of 2008, combined with the deepening recession and weak output within the industrial production and retail sales sectors, adversely affected the small package market, which placed additional pressure on our domestic package volume. These declining volume trends worsened through the year with Next Day Air, Deferred, and Ground volume declining 8.6%, 3.5%, and 2.1%, respectively, during the fourth quarter.

Revenue Per Piece

2009 compared to 2008

Revenue per piece for our air products was negatively affected in 2009 by a decline in the fuel surcharge rate for air products. Additionally, the revenue per piece decline for our air products was impacted by lower average package weights and a mix shift toward lower yielding products, reflecting the economic recession in the United States. The decline in revenue per piece for our ground products was primarily due to a decrease in the fuel surcharge rate, but was also impacted by lower average package weights.

The factors decreasing revenue per piece for our ground and air products were partially offset by an increase in base rates that took effect on January 5, 2009. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 5.9% on UPS Ground. Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary and occur on an annual basis.

The trend towards lower package weights began to stabilize in the fourth quarter, however product mix within our air and ground services continued to adversely impact revenue per piece, as the lower-yielding products within those categories represented a larger share of our overall package volume.

2008 compared to 2007

Revenue per piece for our air products increased primarily due to a base rate increase and a higher fuel surcharge rate for air products. This increase was adversely impacted by lower average package weights, a mix shift toward lower yielding products, and hedging losses. Revenue per piece for our ground products increased primarily due to the base rate increase, as well as a higher fuel surcharge rate.

A base rate increase became effective on December 31, 2007, which increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on both residential and commercial services to certain ZIP codes.

Fuel Surcharges

UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Energy Department’s Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the U.S. Energy Department’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Year Ended December 31,			Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Next Day Air / Deferred	4.0%	25.2%	12.2%	(21.2)%	13.0%
Ground	3.3%	8.0%	4.3%	(4.7)	3.7%

On January 5, 2009 and December 31, 2007, we modified the fuel surcharge on air services by reducing the index used to determine the fuel surcharge by 2%. The 2009 decrease and 2008 increase in the air and ground fuel surcharges are due to the significant variations in jet and diesel fuel prices (in addition to the reduction in the index on the air surcharge). Total domestic fuel surcharge revenue, net of the impact of hedging, decreased by $1.924 billion in 2009, primarily due to the lower fuel surcharge rates discussed above, as well as the decline in volume for our air and ground products. In 2008, fuel surcharge revenue, net of the impact of hedging losses, increased by $1.119 billion, primarily due to the higher fuel surcharge rates but partially offset by the decline in volume for our air and ground products.

Operating Profit and Margin

2009 compared to 2008

Operating profit in 2009 was adversely impacted by the U.S. economic recession, decreased network efficiencies due to the decline in volume, changes in package characteristics, and a shift in product mix away from our premium services. Operating profit was also negatively impacted as we incurred a larger decline in fuel surcharge revenue compared with the decline in fuel expense. We adjusted our air and ground networks to better match these lower volume levels, as well as reduced labor hours and employee headcount, resulting in cost savings. Operating profit trends improved during the fourth quarter of 2009 due to both improving volume trends and the positive impact of continued cost and production efficiencies, which combined to improve the operating margin to 10.1% for the quarter.

2008 compared to 2007

Operating profit in 2008 was adversely impacted by the U.S. recession, lower asset utilization due to the decline in volume, lower average package weights, and a shift in product mix away from our premium services, partially offset by the increase in the fuel surcharge relative to the cost of fuel. Because fuel costs decreased rapidly in the latter half of 2008, operating profit benefited from the approximate two month time lag between the fuel price changes and when the monthly surcharge rates are applied to package shipments. Because of this time lag, fuel positively impacted the change in operating profit during 2008, which is the opposite effect the company experienced in 2007, when fuel costs rose much faster than the fuel surcharge rate and operating profit was adversely impacted.

International Package Operations

	Year Ended December 31,			% Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Revenue (in millions):
Domestic	$2,111	$2,344	$2,177	(9.9)%	7.7%
Export	7,176	8,294	7,488	(13.5)	10.8
Cargo	412	655	616	(37.1)	6.3

Total Revenue	$9,699	$11,293	$10,281	(14.1)	9.8
Average Daily Package Volume (in thousands):
Domestic	1,218	1,150	1,132	5.9%	1.6%
Export	796	813	761	(2.1)	6.8

Total Avg. Daily Package Volume	2,014	1,963	1,893	2.6	3.7
Average Revenue Per Piece:
Domestic	$6.85	$8.09	$7.63	(15.3)%	6.0%
Export	35.63	40.48	39.05	(12.0)	3.7
Total Avg. Revenue Per Piece	$18.23	$21.50	$20.26	(15.2)	6.1
Operating Profit (in millions):
Operating Profit	$1,367	$1,580	$1,831	(13.5)%	(13.7)%
Impact of Intangible Impairment Charge	—	27	—
Impact of Aircraft Impairment Charge	—	—	62
Impact of SVSO Charge	—	—	7

Adjusted Operating Profit	$1,367	$1,607	$1,900	(14.9)%	(15.4)%

Operating Margin	14.1%	14.0%	17.8%
Adjusted Operating Margin	14.1%	14.2%	18.5%
Operating Days in Period	253	252	252

Currency Translation Benefit / (Cost)—(in millions)*:
Revenue	$(376)	$324
Operating Profit	(23)	136

*	Net of currency hedging; amount represents the change compared to the prior year.

Volume

2009 compared to 2008

Export volume declined, primarily due to weakness in the Asia, Europe and U.S. export lanes, as the worldwide economic recession and slowdown in world trade more than offset market share gains. Transborder export volume was relatively stronger within the European Union and North America trade areas, while volume in the longer export trade lanes was comparatively weaker. Non-U.S. domestic volume increased for the year, largely due to the acquisition of Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”) in Turkey, as well as volume growth in Germany, France, Poland and Canada.

By the fourth quarter of 2009, export volume began to improve as global trade and economic activity accelerated. The Asia and U.S. export lanes demonstrated significant improvement, as those trade areas suffered a relatively greater decline in the early part of the year. Domestic volume continued to benefit from the Unsped acquisition, as well as market share gains and general economic improvement in Europe and the Americas. Volume was relatively stronger in the small and middle market customer segments.

2008 compared to 2007

Export volume increased in each region throughout the world in 2008, however volume began to slow in the latter half of 2008 due to difficult worldwide economic conditions. Intra-regional volume continued to experience solid growth, especially in Europe. Asian export volume continued to benefit from our geographic service expansion, including the connection of several cities to our new air hub in Shanghai, China. Export volume growth was negatively impacted by declines in shipments to the U.S. from other regions in the world, due to the slowing U.S. economy. Export volume trends weakened in the latter half of the year, due to the severe global economic slowdown, with fourth quarter export volume increasing at a much slower rate than what has been experienced over the last several years. Non-U.S. domestic volume increased, and was impacted by volume growth in our domestic businesses in the Euro zone and Canada, but negatively affected by the weak economic conditions in the United Kingdom.

Revenue Per Piece

2009 compared to 2008

Export revenue per piece decreased, largely due to the adverse impact of currency exchange rates, lower fuel surcharge rates, and product mix, but was partially offset by base rate increases that took effect in the first quarter of 2009. Currency-adjusted export revenue per piece declined 10.1% for 2009. Export revenue per piece was impacted by the lower revenue per piece transborder products comprising a relatively larger portion of our total volume, as we experienced larger volume declines on some of our longer export trade lanes with higher yields. Domestic revenue per piece decreased, which was primarily caused by adverse currency exchange rate fluctuations (currency-adjusted domestic revenue per piece declined 7.2% for the year), as well as the impact of lower fuel surcharge rates. Total average revenue per piece decreased 12.1% for the year on a currency-adjusted basis.

On January 5, 2009, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. were made throughout the year and varied by geographic market.

Export revenue per piece showed a significant improvement in the fourth quarter, as higher-yielding trade lanes, such as Asia to Europe and Asia to North America, comprised a larger proportion of our total export volume. Revenue per piece in the fourth quarter benefited from a weaker U.S. Dollar, but continued to be adversely impacted by lower fuel surcharge rates.

2008 compared to 2007

Export revenue per piece increased, largely due to base rate increases, higher fuel surcharge rates, and favorable currency exchange rates, but was adversely impacted by relatively higher growth in lower revenue per piece transborder products and a shift away from our premium services. Domestic revenue per piece increased, and was affected by rate increases, higher fuel surcharge rates, and favorable exchange rates. Total average revenue per piece increased 2.7% on a currency-adjusted basis.

On December 31, 2007, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service).

Total revenue per piece declined 8.2% in the fourth quarter of 2008, primarily due to the strengthening of the U.S. Dollar (currency-adjusted revenue per piece declined 3.0%), but was also impacted by an acceleration in the shift away from our premium services and lower package weights.

Fuel Surcharges

On January 5, 2009 and December 31, 2007, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in our different international regions, depending upon where the shipment takes place. Total international fuel surcharge revenue decreased by $788 million in 2009, due to lower fuel surcharge rates caused by decreased fuel prices as well as a decrease in international air volume. Fuel surcharge revenue increased by $586 million in 2008, due to higher fuel surcharge rates caused by increased fuel prices, as well as an increase in international air volume.

Operating Profit and Margin

2009 compared to 2008

The decline in operating profit for the year was caused primarily by a shift in product mix away from our premium services, and volume declines in some of the longer export trade lanes. Operating profit was also negatively impacted as we incurred a larger decline in fuel surcharge revenue compared with the decline in fuel expense. To reduce costs, we adjusted our air network and reduced block hours and flight segments in certain international regions. The volume trends began to improve later in the year, and in the fourth quarter operating profit increased 19% (excluding an impairment charge in 2008), as the impact of cost initiatives and network improvements drove an improvement in the operating margin to 16.7%.

2008 compared to 2007

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

Because fuel costs decreased rapidly in the latter half of 2008, operating profit benefited from the approximate two month time lag between the fuel price changes and when the monthly surcharge rates are applied to package shipments. As a result of this time lag, fuel positively impacted the change in operating profit during 2008, which is the opposite effect the company experienced in 2007, when fuel costs rose much faster than the fuel surcharge rate and operating profit was adversely impacted.

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Revenue (in millions):
Forwarding and Logistics	$5,080	$6,293	$5,911	(19.3)%	6.5%
Freight	1,943	2,191	2,108	(11.3)	3.9
Other	417	431	407	(3.2)	5.9

Total Revenue	$7,440	$8,915	$8,426	(16.5)	5.8
Freight LTL Statistics:
Revenue (in millions)	$1,807	$2,062	$2,013	(12.4)%	2.4%
Revenue Per Hundredweight	$17.69	$18.68	$17.41	(5.3)	7.3
Shipments (in thousands)	9,880	10,036	10,481	(1.6)	(4.2)
Shipments Per Day (in thousands)	39.1	39.5	41.4	(1.0)	(4.6)
Gross Weight Hauled (in millions of lbs)	10,211	11,037	11,560	(7.5)	(4.5)
Weight Per Shipment (in lbs)	1,033	1,100	1,103	(6.1)	(0.3)
Operating Days in Period	253	254	253
Operating Profit (in millions):
Operating Profit	$296	$(105)	$278	N/A	N/A
Impact of Goodwill Impairment Charge	—	548	—
Impact of SVSO Charge	—	—	8
Impact of France Restructuring Charge	—	—	46

Adjusted Operating Profit	$296	$443	$332	(33.2)%	33.4%

Operating Margin	4.0%	(1.2)%	3.3%
Adjusted Operating Margin	4.0%	5.0%	3.9%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue	$(52)	$166
Operating Profit	(15)	12

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue

2009 compared to 2008

Forwarding and logistics revenue decreased for the year, and was caused primarily by weakness in demand for freight forwarding due to global economic weakness and declines in international trade. Forwarding revenue declined in all major transportation modes, including domestic and international air freight and ocean freight, and was impacted by lower volumes, lower fuel surcharges, and lower security and other accessorial charges. Logistics distribution and post-sales service revenue also declined, primarily resulting from the weak global economy, however mail services revenue increased for the year.

Freight revenue declined, primarily due to lower fuel surcharge rates and a decline in average daily LTL shipments. Total LTL weight per shipment declined for the year, reflecting the weak LTL market and the ongoing economic recession in the United States in 2009. Average LTL shipments per day also declined, as market share gains were more than offset by the impact of the weak economy. LTL revenue per hundredweight decreased, primarily as a result of the lower fuel surcharge rates, as total fuel surcharge revenue declined $188 million for the year primarily resulting from lower diesel fuel prices. However, this decline was partially offset by an increase in base prices that took effect on January 5, 2009, as UPS Freight increased minimum charge, LTL and TL rates an average of 5.9%, covering non-contractual shipments in the United States and Canada.

The other businesses within Supply Chain & Freight, which include our retail franchising business and our financial business, experienced a decline in revenue, primarily caused by lower interest rates and decreased loan volume in our financial business.

Revenue trends for our forwarding, logistics, and LTL products improved in the fourth quarter of 2009, largely resulting from favorable comparisons with the prior year. The change in revenue for our forwarding and logistics businesses benefited from the weaker U.S. Dollar during the quarter, while revenue in the forwarding and LTL units continued to be adversely impacted by lower fuel surcharge revenue.

2008 compared to 2007

Forwarding and logistics revenue increased, primarily due to growth in international air freight, North American air freight, distribution services and mail services. Revenue growth in this business was affected by fuel and security surcharges, expanded air freight service offerings, overall market growth and improved customer retention rates. Growth was negatively impacted by weakness in the ocean freight business.

Freight increased revenue for the year, as a result of improved yields and higher fuel surcharge rates, but partially offset by a decline in average daily LTL shipments. Average LTL shipments per day decreased, reflecting the weak LTL market in the United States in 2008 as compared with 2007. However, LTL revenue per hundredweight increased, due to an increase in base rates in 2008 and an increase in fuel surcharge revenue as a result of higher diesel fuel prices. On February 4, 2008, UPS Freight increased minimum charge, LTL and TL rates by an average of 5.4% covering non-contractual shipments in the United States and Canada.

The other businesses within Supply Chain & Freight increased revenue, largely due to our contract to provide domestic air transportation services for the U.S. Postal Service.

Revenue declined by $144 million in the fourth quarter of 2008, as difficult worldwide economic conditions, slowing world trade, and unfavorable currency exchange rate movements negatively impacted the forwarding and logistics businesses. The strengthening U.S. Dollar resulted in a $58 million negative impact to the change in revenue in the fourth quarter.

Operating Profit and Margin

2009 compared to 2008

The lower operating profit in the forwarding unit was impacted by the weak global demand for forwarding services, as well as capacity reductions by outside ocean and air freight carriers. During the latter half of 2009 and particularly in the fourth quarter, capacity constraints led to rapidly escalating rates on air freight which could not be passed on to customers, resulting in a negative impact to operating profit and margin. The operating profit for our logistics unit declined slightly, and was impacted by the loss incurred on the sale of some non-core European logistics operations. However, the operating margin in this business remained stable, as costs were reduced commensurate with the decline in revenues.

Our UPS Freight unit reported improved profitability for 2009, due to a reduction in vacation accruals resulting from modifications in vacation policies and changes in the workforce coverage of our individual plans. Excluding this reduction in vacation liabilities, the UPS Freight unit reported a small operating loss due to the economic recession and difficult LTL market in the United States.

The combined operating income for all of our other businesses in this segment increased during the year. The increase was primarily driven by a gain on sale of substantially all of our international Mail Boxes Etc operations during the second quarter.

2008 compared to 2007

Operating profit improved in the forwarding and logistics businesses, primarily resulting from revenue management initiatives and a focus on asset utilization. Operating profit was lower at UPS Freight during the year, largely as a result of the slowing LTL market in the United States. The overall segment operating margin improved, excluding the goodwill impairment charge, due to the improved margins in the forwarding and logistics businesses.

Operating Expenses

	Year Ended December 31,			% Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Operating Expenses (in millions):

Compensation and Benefits	$25,640	$26,063	$31,745	(1.6)%	(17.9)%
Impact of Pension Plan Withdrawal Charge	—	—	(6,100)
Impact of SVSO Charge	—	—	(68)
Impact of France Restructuring Charge	—	—	(46)

Adjusted Compensation and Benefits	25,640	26,063	25,531	(1.6)%	2.1%

Repairs and Maintenance	1,075	1,194	1,157	(10.0)%	3.2%
Depreciation and Amortization	1,747	1,814	1,745	(3.7)%	4.0%
Purchased Transportation	5,379	6,550	5,902	(17.9)%	11.0%
Fuel	2,365	4,134	2,974	(42.8)%	39.0%
Other Occupancy	985	1,027	958	(4.1)%	7.2%

Other Expenses	4,305	5,322	4,633	(19.1)%	14.9%
Impact of Aircraft Impairment Charges	(181)	—	(221)
Impact of Goodwill and Intangible Impairment Charges	—	(575)	—

Adjusted Other Expenses	4,124	4,747	4,412	(13.1)%	7.6%

Total Operating Expenses	$41,496	$46,104	$49,114	(10.0)%	(6.1)%
Adjusted Total Operating Expenses	41,315	45,529	42,679	(9.3)%	6.7%

Currency Translation (Benefit) Cost	$(390)	$342

Compensation and Benefits

The decrease in compensation and benefits expense during 2009 compared with 2008 was impacted by several items. A large component of this decrease was related to employee payroll costs, as union labor hours declined as a result of lower U.S. Domestic Package volume, and management payroll declined as a result of a reduction in the total number of management employees through attrition combined with a wage freeze. Benefits expense increased due to higher employee health and welfare program costs, which were impacted by higher union contribution rates, and increased pension expense. Pension expense increases resulted from higher union contribution rates for multi-employer pension plans, combined with increased interest costs, a decrease in our expected return on plan assets and the amortization of actuarial losses for company-sponsored plans. The interest cost grew due to continued service accruals, while the decrease in expected return on plan assets and the actuarial losses were primarily due to the negative asset returns experienced in 2008. The overall increase in benefits expense was partially offset by a freeze in the company contributions to our primary employee defined contribution savings plan.

Compensation and benefits expense increased in 2008 compared with 2007, excluding charges for the multi-employer pension plan withdrawal, the SVSO and the France restructuring. Increased benefit expenses were largely due to higher employee health and welfare program costs, which was impacted by medical cost inflation. Employee payroll costs increased due to contractual wage increases for our union employees and normal merit increases for our non-union employees.

Repairs and Maintenance

Repairs and maintenance expense declined in 2009, largely due to reduced vehicle maintenance expenses resulting from a reduction in miles driven. The 2008 increase in repairs and maintenance was largely due to increased aircraft maintenance, somewhat offset by reduced vehicle maintenance expense.

Depreciation and Amortization

Depreciation and amortization expense decreased in 2009, primarily as a result of lower depreciation expense on equipment and facilities, as certain Worldport assets became fully depreciated, as well as lower software amortization resulting from fewer new capitalized software projects. These decreases were partially offset by higher depreciation expense on aircraft and vehicles, resulting from new deliveries in 2008 and 2009.

The increase in depreciation and amortization in 2008 resulted primarily from higher depreciation expense on aircraft and vehicles due to new deliveries, but was partially offset by reduced amortization expense on capitalized software resulting from a decrease in software development projects.

Purchased Transportation

The decrease in purchased transportation in 2009 was driven by a combination of lower volume in our international package and forwarding businesses, a stronger U.S. Dollar, and decreased fuel surcharge rates charged to us by third-party carriers as a result of lower fuel prices. The increase in purchased transportation in 2008 was attributable to a combination of higher volume in our international package and forwarding businesses, a weaker U.S. Dollar, and increased fuel surcharge rates charged to us by third-party carriers resulting from higher fuel prices.

Fuel

The decrease in fuel expense in 2009 was impacted by significantly lower prices for jet-A fuel, diesel, and unleaded gasoline, as well as lower usage of these products in our operations. The increase in fuel expense in 2008 resulted from higher prices for jet-A fuel, diesel, and unleaded gasoline as well as lower hedging gains.

Other Occupancy

The decrease in other occupancy expense in 2009 was primarily caused by lower electricity and natural gas costs, as well as lower rent expense. The 2008 increase in other occupancy expense resulted from higher rent, property tax, electricity and natural gas expense. The changes in both years were significantly impacted by changes in energy commodity prices.

Other Expenses

The decline in other expenses in 2009, exclusive of impairment charges, was due in part to certain variable costs that declined as a result of lower package volume, such as the expense associated with customer claims for lost or damaged packages, rent expense for transportation equipment, cargo handling costs, and aircraft landing fees. Additionally, certain other costs declined primarily as a result of cost containment programs, such as employee expense reimbursements, office supplies, professional services, and advertising costs.

The increase in other expenses in 2008, exclusive of impairment charges, was attributable to increased expenses for leased transportation equipment, data processing, advertising, professional services, and bad debts.

Investment Income and Interest Expense

	Year Ended December 31,			% Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Investment Income and Interest Expense (in millions):
Investment Income	$10	$75	$99	(86.7)%	(24.2)%
Interest Expense	$(445)	$(442)	$(246)	0.7%	79.7%
Impact of Currency Remeasurement Charge	77	—	—

Adjusted Interest Expense	(368)	(442)	(246)	(16.7)%	79.7%

Investment Income

The 2009 decline was largely due to a lower average balance of interest-earning investments, a significantly lower yield earned on our invested assets as a result of declines in short-term interest rates in the United States, and a loss on the fair value adjustments of certain investment partnerships. The 2008 decline was primarily due to a lower average balance of interest-earning investments, a lower yield earned on our investments, and impairment losses.

During the second quarter of 2009, we recorded impairment losses on certain perpetual preferred securities, and an auction rate security collateralized by preferred securities, issued by large financial institutions. The impairment charge resulted from conversion offers from the issuers of these securities at prices well below the stated redemption value of the preferred shares. These securities, which had a cost basis of $42 million, were written down to their fair value of $25 million as of June 30, 2009, resulting in an other-than-temporary impairment of $17 million.

During the third quarter of 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment resulted from actions by the U.S. Treasury Department and the Federal Housing Finance Agency to place FNMA and FHLMC under conservatorship. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during the third quarter of 2008. The total of these credit-related impairment losses was $23 million.

Interest Expense

Excluding the currency remeasurement charge, the 2009 decrease in interest expense was largely due to lower average debt balances and lower average interest rates incurred on variable rate debt and interest rate swaps.

The 2008 increase in interest expense was largely due to a higher average balance of outstanding debt. In early 2008, we completed the issuance of $4.0 billion in long-term debt, the proceeds of which were used to reduce our commercial paper balance. Our commercial paper balances had previously increased to fund the $6.1 billion Central States Pension Fund withdrawal payment in December 2007. The impact of increased debt balances was partially mitigated, however, by lower average rates incurred on our variable rate debt and interest rate swap agreements as a result of declines in short-term interest rates in the United States throughout 2008.

Income Tax Expense

	Year Ended December 31,			% Change
	2009	2008	2007	2009 / 2008	2008 / 2007
Income Tax Expense	$1,214	$2,012	$49	(39.7)%	N/A
Effective Tax Rate	36.1%	40.1%	11.4%

2009 compared to 2008

Income tax expense declined primarily due to lower pre-tax income. The decrease in our effective tax rate was primarily due to the goodwill and intangible impairment charges described previously, which were not deductible for tax purposes and resulted in the effective tax rate increasing by 4.1%.

2008 compared to 2007

Income tax expense increased primarily due to higher pre-tax income. Pre-tax income in 2007 was adversely impacted by the Central States withdrawal charge, as noted previously. The increase in the effective tax rate was primarily due to several factors resulting from the Central States withdrawal charge in 2007. These factors included having proportionally lower tax credits in 2008, and the effect of having a much higher proportion of our taxable income in 2008 being subject to tax in the United States, whereas a relatively greater proportion of taxable income in 2007 was subject to tax outside the United States, where effective tax rates are generally lower. The effective tax rate in 2008 was also 4.1% higher due to the lack of tax deductibility of the goodwill and intangible impairment charges discussed previously.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities remained strong throughout the 2007 to 2009 time period, however in 2007 operating cash flow was adversely impacted by the payment made to withdraw from the Central States Pension Fund, as previously discussed. In 2009, operating cash flow was adversely impacted by the decline in profitability for our three reporting segments. However, the impact of this decline was partially offset by reduced working capital needs. Most of the remaining variability in our operating cash flows was primarily due to changes in pension contributions and the timing of income tax payments. The following table provides a summary of the major items affecting our operating cash flows (in millions):

	2009	2008	2007
Net income	$2,152	$3,003	$382
Non-cash operating activities(a)	3,863	4,539	2,989
Pension and postretirement plan contributions (UPS-sponsored plans)	(924)	(246)	(687)
Income tax receivables and payables	245	1,167	(1,267)
Changes in working capital and other noncurrent assets and liabilities	(137)	(6)	(180)
Other operating activities	86	(31)	(114)

Net cash from operating activities	$5,285	$8,426	$1,123

(a)	Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans. The increase in contributions in 2009 was largely due to minimum funding requirements related to the UPS IBT Pension Plan. As discussed further in the “Contractual Commitments” section, we have minimum funding requirements in the next several years, primarily related to the UPS IBT Pension Plan. During the 2007 to 2009 period, we made no significant discretionary contributions to our plans.

The Central States Pension Fund withdrawal payment was made in December 2007, and significantly impacted operating cash flow. The payment was deductible for U.S. Federal and state income tax purposes, and we therefore received cash tax benefits in the form of refunds or lower estimated payments during 2008 and 2007. The impact of the Central States Pension Fund withdrawal payment on our cash flow from operations was as follows (in millions):

	2009	2008	2007
Impact of Central States Pension Fund Withdrawal Payment:
Central States Pension Fund withdrawal payment	$—	$—	$(6,100)
Cash income tax benefits from withdrawal payment	—	1,228	1,100

Impact of the Central States Pension Fund withdrawal payment and associated taxes on cash flow from operations	$—	$1,228	$(5,000)

Investing Activities

Our primary uses of cash flows for investing activities were for capital expenditures, as follows (amounts in millions):

	2009	2008	2007
Net cash used in investing activities	$1,248	$3,179	$2,199

Capital Expenditures:
Buildings and facilities	$568	$968	$853
Aircraft and parts	611	852	1,137
Vehicles	209	539	492
Information technology	214	277	338

	$1,602	$2,636	$2,820

Capital Expenditures as a % of Revenue	3.5%	5.1%	5.7%

Other Investing Activities:
Net (increase) decrease in finance receivables	$261	$(49)	$(39)
Net (purchases) sales of marketable securities	$(11)	$(278)	$621
Other items	$104	$(216)	$39

We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. In 2009, we reduced capital spending to a level commensurate with our current anticipated operating needs. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.

Capital expenditures on buildings and facilities primarily resulted from our Worldport hub expansion, as well as the expansion and new construction projects at other facilities in Europe, Canada and China. In 2009, we completed the first phase of our Worldport expansion, which increased the sorting capacity by 15%. The final phase of the Worldport expansion will be completed in 2010, and will increase sorting capacity approximately 20% more. In 2008, we opened our new international air hub in Shanghai, China, and also began construction of our new intra-Asia air hub in Shenzhen, China, which became operational in February 2010.

Capital spending on aircraft over the 2007 to 2009 period was largely due to scheduled deliveries of previous orders for the Boeing 767-300 and 747-400, and MD-11 aircraft. Capital spending on vehicles was primarily for replacement assets in our package delivery and LTL operations. We anticipate that our capital expenditures for 2010 will be approximately $1.8 billion.

The net change in finance receivables is primarily due to customer paydowns and new loan origination activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs, and will therefore fluctuate from period to period.

Other investing activities include the cash settlement of derivative contracts used in our energy and currency hedging programs, the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders, and changes in restricted cash balances. We maintain an escrow agreement with an insurance carrier to guarantee our self-insurance obligations, and we deposited $95 and $191 million in cash collateral with the insurance carrier under this agreement during 2009 and 2008, respectively. We received (paid) cash related to purchases and settlements of energy and currency derivative contracts used in our hedging programs of $117, $(208), and $(140) million during 2009, 2008, and 2007, respectively.

Financing Activities

Our primary uses of cash flows for financing activities are to repurchase shares, pay cash dividends, and repay debt principal, as follows (amounts in millions, except per share data):

	2009	2008	2007
Net cash provided by (used in) financing activities	$(3,045)	$(6,702)	$2,297

Share Repurchases:
Cash expended for shares repurchased	$(561)	$(3,570)	$(2,639)
Number of shares repurchased	(10.9)	(53.6)	(35.9)
Shares outstanding at year-end	994	996	1,041
Percent reduction in shares outstanding	(0.2)%	(4.3)%	(2.7)%

Dividends:
Dividends declared per share	$1.80	$1.80	$1.68
Cash expended for dividend payments	$(1,751)	$(2,219)	$(1,703)

Borrowings:
Net borrowings (repayments) of debt principal	$(522)	$(921)	$6,509

Other Financing Activities:
Cash received for common stock issuances	$149	$169	$174
Other items	$(360)	$(161)	$(44)

Capitalization:
Total debt outstanding at year-end	$9,521	$9,871	$11,018
Total shareowners’ equity at year-end	7,696	6,780	12,183

Total capitalization	$17,217	$16,651	$23,201

Debt to Total Capitalization %	55.3%	59.3%	47.5%

As a result of the uncertain economic environment, we have slowed our share repurchase activity. We currently intend to repurchase shares in 2010 at a rate that should approximately offset the dilution from our stock compensation programs. In January 2008, the Board of Directors approved an increase in our share repurchase authorization to $10.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In 2008, the Board of Directors approved an earlier payment schedule for the November dividend declaration, as in past years this dividend was payable the following January. As a result, a total of five dividend payments were made in 2008. In February 2010, we increased our quarterly dividend payment from $0.45 to $0.47 per share.

In 2007, we increased our commercial paper borrowings to fund the $6.1 billion withdrawal payment to the Central States Pension Fund upon ratification of our labor contract with the Teamsters. In 2008, we repaid most of this commercial paper with the proceeds from a $4.0 billion senior fixed rate notes offering, as well as an $850 million U.S. federal tax refund received. In 2009, we completed an additional $2.0 billion senior fixed rate notes offering.

Other than commercial paper, repayments of debt consisted primarily of scheduled principal payments on our capital lease obligations, redemption of facilities bonds and certain tranches of UPS Notes, and principal payments on debt related to our investment in certain partnerships. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

Other financing activities include certain hedging activities and cash received from common stock issuances to employees. In conjunction with the senior fixed rate debt offerings in 2009 and 2008, we settled several interest rate derivatives that were designated as hedges of these debt offerings, which resulted in cash outflows of $243 and $84 million in 2009 and 2008, respectively.

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. As of December 31, 2009, we had $672 million of commercial paper outstanding, with an average interest rate of 0.10% and a weighted average maturity of 17 days. The amount of commercial paper outstanding in 2010 is expected to fluctuate. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2009.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $3.0 billion, and expires on April 15, 2010. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus a percentage determined by quotations for our 1-year credit default swap spread, subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s and Moody’s. If our public debt ratings are A / A2 or above, the minimum applicable margin is 1.00% and the maximum applicable margin is 2.00%; if our public debt ratings are lower than A / A2, the minimum applicable margin is 1.50% and the maximum applicable margin is 3.00%.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2009, there were no outstanding borrowings under either of these facilities.

In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short or long-term debt securities.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of December 31, 2009 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2009, 10% of net tangible assets is equivalent to $2.296 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of December 31, 2009, our net worth, as defined, was equivalent to $12.757 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Guarantees and Other Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

Contractual Commitments

We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2009 (in millions):

Commitment Type	2010	2011	2012	2013	2014	After 2014	Total
Capital Leases	$122	$30	$31	$32	$33	$218	$466
Operating Leases	364	279	211	155	113	468	1,590
Debt Principal	755	5	8	1,752	1,021	5,592	9,133
Debt Interest	317	317	316	296	270	4,662	6,178
Purchase Commitments	680	541	480	370	62	20	2,153
Pension Fundings	980	908	1,075	509	211	—	3,683
Other Liabilities	71	69	67	64	58	81	410

Total	$3,289	$2,149	$2,188	$3,178	$1,768	$11,041	$23,613

Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in Note 7 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2009. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.

Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for aircraft, engines, and parts. As of December 31, 2009, we maintain orders for 25 Boeing 767-300ER freighters to be delivered between 2010 and 2014, and 2 Boeing 747-400F aircraft scheduled for delivery during 2010. These aircraft purchase orders will provide for the replacement of existing capacity and anticipated future growth.

Pension fundings represent the anticipated required cash contributions that will be made to the UPS IBT Pension Plan, which was established upon ratification of the national master agreement with the Teamsters, as well as the UPS Retirement Plan and the UPS Pension Plan. These plans are discussed further in Note 5 to the consolidated financial statements. The pension funding requirements were estimated under the provisions of the Pension Protection Act of 2006 and the Employee Retirement Income Security Act of 1974, using discount rates, asset returns, and other assumptions appropriate for these plans. To the extent that the funded status of these plans in future years differs from our current projections, the actual contributions made in future years could materially differ from the amounts shown in the table above. Additionally, we have not included minimum funding requirements beyond 2014, because these projected contributions are not reasonably determinable.

We are not subject to any minimum funding requirement for cash contributions in 2010 in the UPS Retirement Plan or UPS Pension Plan. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns and discount rates. A sustained significant decline in the world equity markets, and the resulting impact on our pension assets and investment returns, could result in our domestic pension plans being subject to significantly higher minimum funding requirements. Such an outcome could have a material adverse impact on our financial position and cash flows in future periods.

The contractual payments due for “other liabilities” primarily include commitment payments related to our investment in certain partnerships. The table above does not include approximately $266 million of unrecognized tax benefits that have been recognized as liabilities, because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, although we have recognized and disclosed unrecognized tax benefits, we also have outstanding recognized tax benefits in excess of the recorded liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. Recognized and unrecognized tax benefits are further discussed in Note 12 to the consolidated financial statements.

As of December 31, 2009, we had outstanding letters of credit totaling approximately $1.973 billion issued in connection with routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2009, we had $501 million of surety bonds written. As of December 31, 2009, we had unfunded loan commitments totaling $761 million associated with our financial business.

We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures, such as commitments for aircraft purchases, for the foreseeable future.

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for that month. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the rebranding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. In one of the actions, which is pending in California state court, the court certified a class consisting of all Mail Boxes Etc. branded stores that rebranded to The UPS Store in March 2003. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2003. During the third quarter of 2009, we received a refund of $271 million as a result of the resolution of tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. For the tax years 2003 through 2004, we anticipate concluding the limited number of unagreed issues with the IRS Appeals Office by the end of the second quarter of 2010. Along with the audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment. We anticipate receipt of the IRS reports on these matters by the end of the second quarter of 2010. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 1999 through 2002. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.

At this time, we do not expect any of the above tax matters to have a material adverse effect on our financial condition, results of operations, or liquidity.

As of December 31, 2009, we had approximately 254,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority (approximately 3,400) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In June of 2009, we reached a new agreement with the IAM, which was subsequently ratified in July 2009. The new agreement runs through July 31, 2014.

Other Matters

We received grand jury subpoenas from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the DOJ’s investigations into certain pricing practices in the air cargo industry in July 2006, and into certain pricing practices in the freight forwarding industry in December 2007.

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. The Statement of Objections enables the addressees to respond. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). We intend to vigorously defend ourselves in this proceeding.

We also received and responded to related information requests from competition authorities in other jurisdictions.

We are cooperating with each of these inquiries.

At this time, we are unable to determine the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

New Accounting Pronouncements

Recently Adopted Accounting Standards

Provisions within the following accounting standards were adopted during the years covered by these financial statements:

Financial Instruments: The Financial Accounting Standards Board (“FASB”) issued guidance in February 2007 that gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, this guidance allowed for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted this standard on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008. These investments are reported in “other non-current assets” on the consolidated balance sheet.

Compensation-Retirement Benefits: We previously utilized the early measurement date option available in accounting for our pension and postretirement medical benefit plans, and we measured the funded status of our plans as of September 30 each year. Under guidance issued by the FASB, we were required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect after-tax $44 million reduction to retained earnings as of January 1, 2008.

Beginning in 2009, new guidance was adopted that required disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. These disclosures are provided in Note 5 to the consolidated financial statements.

Income Taxes: Effective beginning in 2007, guidance issued by the FASB required that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We adopted this new standard on January 1, 2007, and the cumulative effect of adopting this standard was to recognize a $104 million decrease in the January 1, 2007 balance of retained earnings.

Fair Value Measurements and Disclosures: The FASB issued guidance on fair value measurements that took effect on January 1, 2008 and are presented in Notes 2, 3, 4, 5, and 14 to the consolidated financial statements. On January 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value. The accounting requirements for determining fair value when the volume and level of activity for an asset or liability have significantly decreased, and for identifying transactions that are not orderly, contained the FASB’s guidance were adopted on April 1, 2009, but had an immaterial impact on our financial statements.

Derivatives and Hedging: The FASB issued certain disclosure requirements for derivatives and hedging transactions that took effect on January 1, 2009 and are presented in Note 14 to the consolidated financial statements.

Business Combinations: The FASB issued new accounting requirements for business combinations, which took effect on January 1, 2009. This new guidance was applied to business combinations completed in 2009, but had an immaterial impact on our financial statements.

Consolidation: The FASB issued accounting and presentation requirements for noncontrolling interests, which took effect on January 1, 2009, however this new guidance had an immaterial impact on our financial statements.

Accounting Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

Contingencies

As discussed in Note 8 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. We record a liability based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self insurance which are discussed further below, were not material to the Company’s financial position as of December 31, 2009. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2009, because a loss is not reasonably estimable.

Goodwill and Intangible Impairment

We perform impairment testing of goodwill for each of our reporting units on an annual basis. Our reporting units are comprised of the Europe, Asia, and Americas reporting units in the International Package reporting segment, and the Forwarding & Logistics, UPS Freight, MBE / UPS Store, and UPS Capital reporting units in the Supply Chain & Freight reporting segment. Our annual goodwill impairment testing date is October 1st for each reporting unit. The impairment test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We primarily determine the fair value of our reporting units using a discounted cash flow model (“DCF model”), and supplement this with observable valuation multiples for comparable companies, as applicable. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations.

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million. This impairment charge resulted from several factors, including a lower cash flow forecast due to a longer estimated economic recovery time for the LTL sector, and significant deterioration in equity valuations for other similar LTL industry participants. At the time of acquisition of Overnite Corporation, LTL equity valuations were higher and the economy was significantly stronger. We invested in operational improvements and technology upgrades to enhance service and performance, as well as expand service offerings. However, this process took longer than initially anticipated, and thus financial results had been below our expectations. Additionally, the LTL sector in 2008 had been adversely impacted by the economic recession in the U.S., lower industrial production and retail sales, volatile fuel prices, and significant levels of price-based competition. By the fourth quarter of 2008, the combination of these internal and external factors reduced our near term expectations for this unit, leading to the goodwill impairment charge.

None of the other reporting units incurred an impairment of goodwill in 2008, nor did we have any goodwill impairment charges in 2009 or 2007. Changes in our forecasts could cause book values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. A 10% decrease in the estimated fair value of our reporting units as of our most recent goodwill testing date (October 1, 2009) would not result in a goodwill impairment charge.

All of our recorded intangible assets other than goodwill are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. As a result of weak performance in our domestic U.K. package operations, we reviewed our intangible assets for impairment within our U.K. domestic package entity. Based on recent performance and near-term projections, the value assigned to the customer list intangible asset acquired within the UK domestic package business was determined to be impaired. This was the result of both higher than anticipated customer turnover and reduced operating margins associated with the acquired business. Accordingly, an intangible asset impairment charge of $27 million was recorded for the year ended December 31, 2008. No other intangible asset impairments were recognized in 2008, nor were any such impairments recognized in 2009 or 2007.

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

Fair Value Measurements

In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, other investments, and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, pension assets, and certain other investments. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads, and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange, and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates, interest rates, and equity prices is presented in the “Market Risk” section of this report.

Pension and Postretirement Medical Benefits

As discussed in Note 5 to our consolidated financial statements, we maintain several single-employer defined benefit and postretirement benefit plans. Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, health care cost trend rates, inflation, rates of compensation increase, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable, and represent our best estimates, based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. A 25 basis point change in the assumed discount rate, expected return on assets, and health care cost trend rate for the U.S. pension and postretirement benefit plans would result in the following increases (decreases) on the Company’s costs and obligations for the year 2009 (in millions):

	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on net periodic benefit cost	$(43)	$77
Effect on projected benefit obligation	(631)	656

Return on Assets:
Effect on net periodic benefit cost	(41)	41

Postretirement Medical Plans
Discount Rate:
Effect on net periodic benefit cost	(6)	5
Effect on accumulated postretirement benefit obligation	(83)	85

Health Care Cost Trend Rate:
Effect on net periodic benefit cost	4	(4)
Effect on accumulated postretirement benefit obligation	21	(22)

Depreciation, Residual Value, and Impairment of Fixed Assets

As of December 31, 2009, we had $17.979 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

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

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the carrying amount of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. The DC-8 fleets were subsequently retired from service.

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of income by legal entity and jurisdiction, tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision.

Allowance for Doubtful Accounts

Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Continued deterioration in macro economic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2009 and 2008 was $138 and $155 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2009, 2008, and 2007 was $254, $277, and $225 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates, and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange, and interest rate forward contracts, options, and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 14 to the consolidated financial statements.

Commodity Price Risk

We are exposed to changes in the prices of refined fuels, principally jet-A, diesel, and unleaded gasoline. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we periodically use a combination of options contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2009 and 2008, however, we had no commodity option contracts outstanding.

In the fourth quarter of 2008, we terminated several energy derivatives and received $87 million in cash. This transaction was reported in other investing activities in the statement of cash flows. As these derivatives qualified for hedge accounting, were designated as hedges, and maintained their effectiveness, the gains associated with these hedges were recognized in income over the original term of the hedges, which extended through the first quarter of 2009.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, operating expenses, and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 24 months. Additionally, we utilize cross-currency interest rate swaps to hedge the currency risk inherent in the interest and principal payments associated with foreign currency denominated debt obligations. The term of these swap agreements is commensurate with the underlying debt obligations.

Interest Rate Risk

We have issued debt instruments, including debt associated with capital leases, that accrue expense at fixed and floating rates of interest. We use a combination of interest rate swaps as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment, and maturity dates of the swaps match the terms of the associated debt. We also utilize forward starting swaps and similar instruments to lock in all or a portion of the borrowing cost of anticipated debt issuances. Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates.

We also are subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.

We have investments in debt and preferred equity securities (including auction rate securities), as well as cash-equivalent instruments, some of which accrue income at variable rates of interest. Additionally, we hold a portfolio of finance receivables that accrue income at fixed and floating rates of interest.

Equity Price Risk

We hold investments in various common equity securities that are subject to price risk. These securities are primarily in the form of equity index funds.

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

Sensitivity Analysis

The following analysis provides quantitative information regarding our exposure to commodity price risk, foreign currency exchange risk, interest rate risk, and equity price risk embedded in our existing financial instruments. We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts.

There are certain limitations inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled. While this is our best estimate of the impact of the specified interest rate scenarios, these estimates should not be viewed as forecasts. We adjust the fixed and floating interest rate mix of our interest rate sensitive assets and liabilities in response to changes in market conditions. Additionally, changes in the fair value of foreign currency derivatives and commodity derivatives are offset by changes in the cash flows of the underlying hedged foreign currency and commodity transactions.

(amounts in millions)	Shock-Test Result
	2009	2008
Change in Fair Value:
Currency Derivatives(1)	$(16)	$(239)

Change in Annual Expense:
Variable Rate Debt(2)	$14	$39
Interest Rate Derivatives(2)	$38	$2

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.
(2)	The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).

The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our marketable securities due to changes in equity prices and interest rates, respectively, was not material as of December 31, 2009 or 2008. The sensitivity in the fair value and interest income of our finance receivables due to changes in interest rates was also not material as of December 31, 2009 or 2008.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2009, and the related statements of consolidated income, comprehensive income (loss), and cash flows for the year ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of consolidated income, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2010

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,542	$507
Marketable securities	558	542
Accounts receivable, net	5,369	5,547
Finance receivables, net	287	480
Deferred income tax assets	585	494
Income taxes receivable	266	167
Other current assets	668	1,108

Total Current Assets	9,275	8,845
Property, Plant and Equipment, Net	17,979	18,265
Goodwill	2,089	1,986
Intangible Assets, Net	596	511
Non-Current Finance Receivables, Net	337	476
Other Non-Current Assets	1,607	1,796

Total Assets	$31,883	$31,879

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$853	$2,074
Accounts payable	1,766	1,855
Accrued wages and withholdings	1,416	1,436
Self-insurance reserves	757	732
Income taxes accrued	258	37
Other current liabilities	1,189	1,683

Total Current Liabilities	6,239	7,817
Long-Term Debt	8,668	7,797
Pension and Postretirement Benefit Obligations	5,457	6,323
Deferred Income Tax Liabilities	1,293	588
Self-Insurance Reserves	1,732	1,710
Other Non-Current Liabilities	798	864
Shareowners’ Equity:
Class A common stock (285 and 314 shares issued in 2009 and 2008)	3	3
Class B common stock (711 and 684 shares issued in 2009 and 2008)	7	7
Additional paid-in capital	2	—
Retained earnings	12,745	12,412
Accumulated other comprehensive loss	(5,127)	(5,642)
Deferred compensation obligations	108	121
Less: Treasury stock (2 shares in 2009 and 2008)	(108)	(121)

Total Equity for Controlling Interests	7,630	6,780
Noncontrolling Interests	66	—

Total Shareowners’ Equity	7,696	6,780

Total Liabilities and Shareowners’ Equity	$31,883	$31,879

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue	$45,297	$51,486	$49,692
Operating Expenses:
Compensation and benefits	25,640	26,063	31,745
Repairs and maintenance	1,075	1,194	1,157
Depreciation and amortization	1,747	1,814	1,745
Purchased transportation	5,379	6,550	5,902
Fuel	2,365	4,134	2,974
Other occupancy	985	1,027	958
Other expenses	4,305	5,322	4,633

Total Operating Expenses	41,496	46,104	49,114

Operating Profit	3,801	5,382	578

Other Income and (Expense):
Investment income	10	75	99
Interest expense	(445)	(442)	(246)

Total Other Income and (Expense)	(435)	(367)	(147)

Income Before Income Taxes	3,366	5,015	431
Income Tax Expense	1,214	2,012	49

Net Income	$2,152	$3,003	$382

Basic Earnings Per Share	$2.16	$2.96	$0.36

Diluted Earnings Per Share	$2.14	$2.94	$0.36

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2009	2008	2007
Net income	$2,152	$3,003	$382
Change in foreign currency translation adjustment	75	(119)	190
Change in unrealized gain (loss) on marketable securities, net of tax	33	(69)	(3)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(93)	143	(318)
Change in unrecognized pension and postretirement benefit costs, net of tax	500	(3,597)	323

Comprehensive income (loss)	$2,667	$(639)	$574

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$2,152	$3,003	$382
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,747	1,814	1,745
Pension and postretirement benefit expense	872	726	513
Pension and postretirement benefit contributions	(924)	(246)	(687)
Self-insurance reserves	47	87	69
Deferred taxes, credits and other	471	187	(249)
Stock compensation expense	430	516	447
Asset impairment charges	181	575	221
Other (gains) losses	115	634	243
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(30)	197	(380)
Income taxes receivable	27	1,161	(1,191)
Other current assets	136	(144)	(3)
Accounts payable	(107)	87	(37)
Accrued wages and withholdings	(102)	44	108
Other current liabilities	184	(184)	56
Other operating activities	86	(31)	(114)

Net cash from operating activities	5,285	8,426	1,123

Cash Flows From Investing Activities:
Capital expenditures	(1,602)	(2,636)	(2,820)
Proceeds from disposals of property, plant and equipment	60	147	85
Purchases of marketable securities	(2,251)	(3,391)	(9,017)
Sales and maturities of marketable securities	2,240	3,113	9,638
Net (increase) decrease in finance receivables	261	(49)	(39)
Other investing activities	44	(363)	(46)

Net cash (used in) investing activities	(1,248)	(3,179)	(2,199)

Cash Flows From Financing Activities:
Net change in short-term debt	(1,738)	(2,016)	2,613
Proceeds from long-term borrowings	3,160	3,613	4,094
Repayments of long-term borrowings	(1,944)	(2,518)	(198)
Purchases of common stock	(561)	(3,570)	(2,639)
Issuances of common stock	149	169	174
Dividends	(1,751)	(2,219)	(1,703)
Other financing activities	(360)	(161)	(44)

Net cash provided by (used in) financing activities	(3,045)	(6,702)	2,297

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	43	(65)	12

Net Increase (Decrease) In Cash And Cash Equivalents	1,035	(1,520)	1,233
Cash And Cash Equivalents:
Beginning of period	507	2,027	794

End of period	$1,542	$507	$2,027

Cash Paid During The Period For:
Interest (net of amount capitalized)	$390	$359	$248

Income taxes	$443	$760	$1,351

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

Forwarding and Logistics—Freight forwarding revenue and the expense related to the transportation of freight are recognized at the time the services are performed. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.

Freight—Revenue is recognized upon delivery of a less-than-truckload (“LTL”) or truckload (“TL”) shipment.

We utilize independent contractors and third party carriers in the performance of some transportation services. In situations where we act as principal party to the transaction, we recognize revenue on a gross basis; in circumstances where we act as an agent, we recognize revenue net of the cost of the purchased transportation.

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

Accounts Receivable

Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk.

Our total allowance for doubtful accounts as of December 31, 2009 and 2008 was $138 and $155 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2009, 2008, and 2007 was $254, $277, and $225 million, respectively.

Inventories

Jet fuel, diesel, and unleaded gasoline inventories are valued at the lower of average cost or market. Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Total inventories were $281 and $332 million as of December 31, 2009 and 2008, respectively, and are included in “other current assets” on the consolidated balance sheet.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—6 to 15 years; Aircraft—12 to 30 years; Buildings—20 to 40 years; Leasehold Improvements—terms of leases; Plant Equipment—6 to 8 1/4 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $37, $48, and $67 million for 2009, 2008, and 2007, respectively.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-lived intangible assets are tested for impairment at least annually, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a “reporting unit” basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit.

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

Pension and Postretirement Benefits

We incur certain employment-related expenses associated with pension and postretirement medical benefits. These pension and postretirement medical benefit costs for company-sponsored benefit plans are calculated using various actuarial assumptions and methodologies, including discount rates, expected return on plan assets, health care cost trend rates, inflation, rates of compensation increase, mortality rates, and other factors. Actuarial assumptions are reviewed on an annual basis, unless circumstances require an interim remeasurement date for any of our plans.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Our contributions to these plans are determined in accordance with the respective collective bargaining agreements. We recognize expense for the contractually required contribution for each period, and we recognize a liability for any contributions due and unpaid (included in “other current liabilities”).

Income Taxes

Income taxes are accounted for on an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than proposed changes in the tax law or rates. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision.

Foreign Currency Translation

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains (losses) of $(45), $46, and $26 million in 2009, 2008 and 2007, respectively.

Stock-Based Compensation

All share-based awards to employees are to be measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We issue employee share-based awards under the UPS Incentive Compensation Plan that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. Compensation cost is recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

Fair Value Measurements

Our financial assets and liabilities measured at fair value on a recurring basis have been categorized based upon a fair value hierarchy. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property, plant, and equipment, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis, however they are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. A general description of the valuation methodologies used for assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy, is included in each footnote with fair value measurements present.

Derivative Instruments

All financial derivative instruments are recorded on our balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in AOCI until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

Recently Adopted Accounting Standards

Provisions within the following accounting standards were adopted during the years covered by these financial statements:

Financial Instruments: The Financial Accounting Standards Board (“FASB”) issued guidance in February 2007 that gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, this guidance allowed for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted this standard on January 1, 2008, and elected to apply the fair value option to our investment in certain investment partnerships that were previously accounted for under the equity method. Accordingly, we recorded a $16 million reduction to retained earnings as of January 1, 2008. These investments are reported in “other non-current assets” on the consolidated balance sheet.

Compensation-Retirement Benefits: We previously utilized the early measurement date option available in accounting for our pension and postretirement medical benefit plans, and we measured the funded status of our plans as of September 30 each year. Under guidance issued by the FASB, we were required to use a December 31 measurement date for all of our pension and postretirement benefit plans beginning in 2008. As a result of this change in measurement date, we recorded a cumulative effect after-tax $44 million reduction to retained earnings as of January 1, 2008.

Beginning in 2009, new guidance was adopted that required disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. These disclosures are provided in Note 5.

Income Taxes: Effective beginning in 2007, guidance issued by the FASB required that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We adopted this new standard on January 1, 2007, and the cumulative effect of adopting this standard was to recognize a $104 million decrease in the January 1, 2007 balance of retained earnings.

Fair Value Measurements and Disclosures: The FASB issued guidance on fair value measurements that took effect on January 1, 2008 and are presented in Notes 2, 3, 4, 5, and 14. On January 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value. The accounting requirements for determining fair value when the volume and level of activity for an asset or liability have significantly decreased, and for identifying transactions that are not orderly, contained the FASB’s guidance were adopted on April 1, 2009, but had an immaterial impact on our financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives and Hedging: The FASB issued certain disclosure requirements for derivatives and hedging transactions that took effect on January 1, 2009 and are presented in Note 14.

Business Combinations: The FASB issued new accounting requirements for business combinations, which took effect on January 1, 2009. This new guidance was applied to business combinations completed in 2009, but had an immaterial impact on our financial statements.

Consolidation: The FASB issued accounting and presentation requirements for noncontrolling interests, which took effect on January 1, 2009, however this new guidance had an immaterial impact on our financial statements.

Accounting Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale at December 31, 2009 and 2008 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2009
Current marketable securities:
U.S. government and agency debt securities	$126	$—	$(1)	$125
Mortgage and asset-backed debt securities	158	2	(1)	159
Corporate debt securities	213	6	—	219
U.S. state and local municipal debt securities	22	—	—	22
Other debt and equity securities	28	5	—	33

Current marketable securities	547	13	(2)	558
Non-current marketable securities:
Mortgage and asset-backed debt securities	150	—	(38)	112
U.S. state and local municipal debt securities	115	—	(26)	89
Common equity securities	21	10	—	31
Preferred equity securities	16	—	(1)	15

Non-current marketable securities	302	10	(65)	247

Total marketable securities	$849	$23	$(67)	$805

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2008
Current marketable securities:
U.S. government and agency debt securities	$93	$2	$—	$95
Mortgage and asset-backed debt securities	278	3	(11)	270
Corporate debt securities	158	5	(3)	160
Other debt and equity securities	30	—	(13)	17

Current marketable securities	559	10	(27)	542
Non-current marketable securities:
Mortgage and asset-backed debt securities	150	—	(34)	116
U.S. state and local municipal debt securities	116	—	(29)	87
Common equity securities	25	3	—	28
Preferred equity securities	21	—	(8)	13

Non-current marketable securities	312	3	(71)	244

Total marketable securities	$871	$13	$(98)	$786

The gross realized gains on sales of marketable securities totaled $16, $19, and $23 million in 2009, 2008, and 2007, respectively. The gross realized losses totaled $12, $10, and $9 million in 2009, 2008, and 2007, respectively. Impairment losses recognized on marketable securities and short-term investments totaled $17 and $23 million during 2009 and 2008 (discussed further below), with no such losses recognized in 2007.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Securities

At December 31, 2009, we held $281 million in principal value of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. state and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations or money market securities. Substantially all of our investments in auction rate securities maintain investment-grade ratings of BBB / Baa or higher by Standard & Poor’s Rating Service (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”), respectively.

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we reclassified all of our investments in auction rate securities to non-current marketable securities (which are reported in “Other Non-Current Assets” in the consolidated balance sheet), as noted in the table above, as of March 31, 2008. As market auctions have continued to fail, we have retained the non-current classification of these securities as of December 31, 2009. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of approximately $40 million on these securities as of December 31, 2009 in other comprehensive income ($65 million pre-tax), reflecting the decline in the estimated fair value of these securities.

Investment Other-Than-Temporary Impairments

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

During the third quarter of 2008, we recorded impairment losses on two auction rate securities that were collateralized by preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The impairment resulted from actions by the U.S. Treasury Department and the Federal Housing Finance Agency to place FNMA and FHLMC under conservatorship. Additionally, we recorded impairment losses on a municipal auction rate security and on holdings of several medium term notes issued by Lehman Brothers Inc., which declared bankruptcy during the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third quarter of 2008. We do not hold any other securities in any of these entities. The total of these credit-related impairment losses during the year was $23 million, which was recorded in investment income on the income statement.

For the remaining auction rate securities and other debt securities, we have concluded that no additional other-than-temporary impairment losses existed as of December 31, 2009. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Unrealized Losses

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2009 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$84	$(1)	$—	$—	$84	$(1)
Mortgage and asset-backed securities	50	—	135	(39)	185	(39)
Corporate securities	44	—	3	—	47	—
U.S. state and local municipal securities	—	—	89	(26)	89	(26)
Other debt securities	4	—	—	—	4	—

Total debt securities	182	(1)	227	(65)	409	(66)
Common equity securities	—	—	—	—	—	—
Preferred equity securities	—	—	15	(1)	15	(1)

	$182	$(1)	$242	$(66)	$424	$(67)

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

Maturity Information

The amortized cost and estimated fair value of marketable securities at December 31, 2009, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$13	$13
Due after one year through three years	221	222
Due after three years through five years	62	64
Due after five years	497	436

	793	735
Equity securities	56	70

	$849	$805

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash and cash equivalents relate to our self-insurance requirements. In 2008, we entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide cash collateral to the insurance carrier, which is classified as other non-current assets on our consolidated balance sheet. Additional cash collateral provided is reflected in other investing activities in the cash flow statement. This restricted cash is invested in money market funds and similar cash equivalent type assets. As of December 31, 2009 and 2008, we had $286 and $191 million in restricted cash, respectively.

Fair Value Measurements

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. These securities were valued as of December 31, 2009 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheet). These partnership holdings do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
2009
Marketable Securities:
U.S. Government and Agency Debt Securities	$125	$—	$—	$125
Mortgage and Asset-Backed Debt Securities	—	159	112	271
Corporate Debt Securities	—	219	—	219
U.S. State and Local Municipal Debt Securities	—	22	89	111
Other Debt and Equity Securities	54	10	15	79
Other investments	—	—	301	301

Total	$179	$410	$517	$1,106

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
2008
Marketable Securities:
U.S. Government and Agency Debt Securities	$90	$5	$—	$95
Mortgage and Asset-Backed Debt Securities	—	270	116	386
Corporate Debt Securities	—	160	—	160
U.S. State and Local Municipal Debt Securities	—	—	87	87
Other Debt and Equity Securities	43	2	13	58
Other investments	—	—	331	331

Total	$133	$437	$547	$1,117

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the year ended December 31, 2009 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2009	$216	$331	$547
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(5)	(30)	(35)
Included in accumulated other comprehensive income (pre-tax)	7	—	7
Purchases, issuances, and settlements	(2)	—	(2)

Balance on December 31, 2009	$216	$301	$517

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. FINANCE RECEIVABLES

The following is a summary of finance receivables at December 31, 2009 and 2008 (in millions):

	2009	2008
Commercial term loans	$305	$420
Investment in finance leases	92	126
Asset-based lending	151	345
Receivable factoring	107	90

Gross finance receivables	655	981
Less: Allowance for credit losses	(31)	(25)

Balance at December 31	$624	$956

Outstanding receivable balances at December 31, 2009 and 2008 are net of unearned income of $19 and $26 million, respectively.

When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheet. The following is a reconciliation of receivable factoring balances at December 31, 2009 and 2008 (in millions):

	2009	2008
Customer receivable balances	$107	$90
Less: Amounts due to client	(88)	(62)

Net funds employed	$19	$28

Non-earning finance receivables were $115 and $94 million at December 31, 2009 and 2008, respectively, of which $81 and $57 million are U.S. government guaranteed portions of loans. The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2009	2008
Balance at January 1	$25	$13
Provisions charged to operations	25	28
Charge-offs, net of recoveries	(19)	(16)

Balance at December 31	$31	$25

The carrying value of finance receivables at December 31, 2009, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying Value
Due in one year or less	$294
Due after one year through three years	54
Due after three years through five years	38
Due after five years	269

$655

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on interest rates for financial instruments with similar terms and maturities, the estimated fair value of finance receivables is approximately $623 and $957 million as of December 31, 2009 and 2008, respectively. At December 31, 2009, we had unfunded loan commitments totaling $761 million, consisting of standby letters of credit of $115 million and other unfunded lending commitments of $646 million.

During 2009, impaired finance receivables with a carrying amount of $13 million were written down to a net fair value of $8 million, based on the fair value for the related collateral which was determined using unobservable inputs (Level 3).

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in millions):

	2009	2008
Vehicles	$5,480	$5,508
Aircraft (including aircraft under capitalized leases)	13,777	14,564
Land	1,079	1,068
Buildings	3,076	2,836
Building and leasehold improvements	2,800	2,702
Plant equipment	6,371	5,720
Technology equipment	1,591	1,620
Equipment under operating leases	145	136
Construction-in-progress	488	944

	34,807	35,098
Less: Accumulated depreciation and amortization	(16,828)	(16,833)

	$17,979	$18,265

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

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the carrying amount of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statement of Consolidated Income, and impacted our U.S. Domestic Package segment. The DC-8 fleets were subsequently retired from service. We currently continue to utilize and operate all of our other aircraft fleets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impaired airframes, engines, and parts had a net carrying value of $192 million, and were written down to an aggregate fair value of $11 million. The fair values for the impaired airframes, engines, and parts were determined using unobservable inputs (Level 3).

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

U.S. Pension Benefits

In the U.S. we maintain the following single-employer defined benefit pension plans: UPS Retirement Plan, UPS Pension Plan, UPS IBT Pension Plan, and the UPS Excess Coordinating Benefit Plan, a non-qualified plan.

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

The UPS IBT Pension Plan is noncontributory and includes employees that were previously members of the Central States, Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multi-employer pension plan, in addition to other eligible employees who are covered under certain collective bargaining agreements.

Our national master agreement with the International Brotherhood of Teamsters (“Teamsters”) allowed us, upon ratification, to withdraw employees from the Central States Pension Fund and establish this jointly trusteed single-employer plan for this group of employees. We recorded a pre-tax charge of $6.1 billion to establish our withdrawal liability upon ratification of the national master agreement, and made a $6.1 billion payment to the Central States Pension Fund in December 2007. In connection with the national master agreement and upon establishment of the UPS IBT Pension Plan, we restored certain benefit levels to our employee group within the new plan, which resulted in the initial recognition of a $1.701 billion pension liability and a corresponding $1.062 billion reduction of AOCI and $639 million reduction of deferred tax liabilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to certain participants in the UPS Retirement Plan for amounts that exceed the benefit limits described above.

U.S. Postretirement Medical Benefits

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

International Pension Benefits

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

Multi-Employer Benefit Plans

We also contribute to several multi-employer pension plans for which the subsequent disclosure information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $1.125, $1.069, and $7.642 billion during 2009, 2008, and 2007, respectively. The 2007 amount includes the $6.1 billion payment to withdraw from the Central States Pension Fund, as previously discussed.

We also contribute to several multi-employer health and welfare plans that cover both active and retired employees for which the subsequent disclosure information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $1.031 billion, $990 million, and $919 million during 2009, 2008, and 2007, respectively.

Defined Contribution Plans

We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. In early 2009, we indefinitely suspended the company matching contributions to the primary employee defined contribution plan. Matching contributions charged to expense were $21, $116, and $128 million for 2009, 2008, and 2007, respectively.

Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $80, $78, and $72 million for 2009, 2008, and 2007, respectively.

Net Periodic Benefit Cost

Information about net periodic benefit cost for the company-sponsored pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net Periodic Cost:
Service cost	$689	$707	$520	$85	$96	$101	$17	$26	$31
Interest cost	1,130	1,051	835	211	202	182	28	31	31
Expected return on assets	(1,488)	(1,517)	(1,302)	(27)	(49)	(46)	(26)	(35)	(31)
Amortization of:
Transition obligation	4	5	3	—	—	—	—	—	—
Prior service cost	178	184	57	6	(4)	(8)	1	1	1
Actuarial (gain) loss	46	8	109	14	20	22	—	—	5
Other	3	—	—	—	—	3	1	—	—

Net periodic benefit cost	$562	$438	$222	$289	$265	$254	$21	$23	$37

Actuarial Assumptions

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Benefits			Postretirement Medical Benefits			International Pension Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	6.75%	6.47%	6.00%	6.66%	6.25%	6.00%	6.17%	5.57%	4.97%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A	3.65%	3.64%	3.40%
Expected return on assets	8.96%	8.96%	8.96%	9.00%	9.00%	9.00%	7.09%	7.54%	7.53%

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	Pension Benefits		Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	6.58%	6.75%	6.43%	6.66%	5.84%	6.17%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	3.62%	3.65%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A discount rate is used to determine the present value of our future benefit obligations. In 2008 and prior years, the discount rate for U.S. plans was determined by matching the expected cash flows to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. In 2008, we reduced the population of bonds from which the yield curve was developed to better reflect bonds we would more likely consider to settle our obligations. In 2009, we further enhanced this process for plans in the U.S. by using a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach more closely reflects the process we would employ to settle our pension and postretirement benefit obligations. These modifications had an impact of increasing the pension benefits and postretirement medical benefits discount rate on average 31 and 51 basis points for 2009 and 25 and 17 basis points for 2008. For 2009, each basis point increase in the discount rate decreases the projected benefit obligation by approximately $25 million and $3 million for pension and postretirement medical benefits, respectively. For our international plans, the discount rate is selected based on high quality fixed income indices available in the country in which the plan is domiciled. These assumptions are updated annually.

An assumption for expected return on plan assets is used to determine a component of net periodic benefit cost for the fiscal year. This assumption for our U.S. plans was developed using a long-term projection of returns for each asset class, and taking into consideration our target asset allocation. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations. In addition, we compare the expected return on asset assumption with the average historical rate of return these plans have been able to generate.

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

Health care cost trends are used to project future postretirement benefits payable from our plans. For year-end 2009 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 8.0%, decreasing to 5.0% by the year 2016 and with consistent annual increases at those ultimate levels thereafter.

Assumed health care cost trends have a significant effect on the amounts reported for the U.S. postretirement medical plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$10	$(10)
Effect on postretirement benefit obligation	$83	$(87)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Fair Value of Plan Assets

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of the respective measurement dates in each year (in millions).

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Benefit Obligations:
Net benefit obligation at beginning of year	$16,303	$15,469	$3,166	$3,153	$438	$574
Service cost	689	707	85	96	17	26
Interest cost	1,130	1,051	211	202	28	31
Gross benefits paid	(504)	(418)	(202)	(192)	(12)	(14)
Plan participants’ contributions	—	—	16	14	2	2
Plan amendments	1	20	(21)	182	—	—
Actuarial (gain)/loss	141	(782)	80	(324)	53	(70)
Foreign currency exchange rate changes	—	—	—	—	48	(113)
Curtailments and settlements	—	—	—	—	(3)	(4)
Effect of eliminating early measurement date	—	256	—	34	—	12
Other	3	—	1	1	4	(6)

Net benefit obligation at end of year	$17,763	$16,303	$3,336	$3,166	$575	$438

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$12,809	$17,954	$349	$598	$343	$470
Actual return on plan assets	2,258	(5,124)	44	(145)	60	(83)
Employer contributions	788	120	91	82	45	44
Plan participants’ contributions	—	—	16	14	1	2
Gross benefits paid	(504)	(418)	(202)	(192)	(12)	(14)
Foreign currency exchange rate changes	—	—	—	—	44	(103)
Curtailments and settlements	—	—	—	—	(3)	(4)
Effect of eliminating early measurement date	—	277	—	(8)	—	31
Other	—	—	—	—	3	—

Fair value of plan assets at end of year	$15,351	$12,809	$298	$349	$481	$343

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status

The following table discloses the funded status, as of the respective measurement dates in each year, of our plans and the amounts recognized in our balance sheet as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2009	2008	2009	2008	2009	2008
Funded Status:
Fair value of plan assets	$15,351	$12,809	$298	$349	$481	$343
Benefit obligation	(17,763)	(16,303)	(3,336)	(3,166)	(575)	(438)

Funded status recognized at December 31	$(2,412)	$(3,494)	$(3,038)	$(2,817)	$(94)	$(95)

Funded Status Amounts Recognized in our Balance Sheet:
Pension and postretirement benefit assets	$—	$—	$—	$—	$15	$10
Other current liabilities	(11)	(10)	(87)	(78)	(4)	(5)
Pension and postretirement benefit obligations	(2,401)	(3,484)	(2,951)	(2,739)	(105)	(100)

Net asset (liability) at December 31	$(2,412)	$(3,494)	$(3,038)	$(2,817)	$(94)	$(95)

Amounts Recognized in AOCI:
Unrecognized net transition obligation	$—	$(4)	$—	$—	$—	$—
Unrecognized net prior service cost	(1,839)	(2,017)	(109)	(137)	(9)	(10)
Unrecognized net actuarial loss	(5,289)	(5,963)	(584)	(534)	(70)	(42)

Gross unrecognized cost at December 31	(7,128)	(7,984)	(693)	(671)	(79)	(52)
Deferred tax asset at December 31	2,680	3,002	261	252	22	16

Net unrecognized cost at December 31	$(4,448)	$(4,982)	$(432)	$(419)	$(57)	$(36)

The accumulated benefit obligation for our pension plans as of the measurement dates in 2009 and 2008 was $16.968 and $15.301 billion, respectively.

Employer contributions and benefits paid under the pension plans include $15 and $24 million paid from employer assets in 2009 and 2008, respectively. Employer contributions and benefits paid (net of participant contributions) under the postretirement medical benefit plans include $90 and $81 million paid from employer assets in 2009 and 2008, respectively.

At December 31, 2009 and 2008, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2009	2008
U.S. Pension Benefits
Projected benefit obligation	$4,995	$4,274
Accumulated benefit obligation	4,963	4,249
Fair value of plan assets	2,962	1,908

International Pension Benefits
Projected benefit obligation	$82	$165
Accumulated benefit obligation	69	137
Fair value of plan assets	18	89

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated postretirement benefit obligation exceeds plan assets for all of our U.S. postretirement benefit plans.

Accumulated Other Comprehensive Income

The amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2010 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Transition obligation	$—	$—	$—
Prior service cost / (benefit)	172	4	1
Actuarial loss	78	16	3

	$250	$20	$4

Pension and Postretirement Plan Assets

The applicable benefit plan committees establish investment guidelines and strategies, and regularly monitor the performance of the funds and portfolio managers. Our investment guidelines address the following items: governance, general investment beliefs and principles, investment objectives, specific investment goals, process for determining/maintaining the asset allocation policy, long-term asset allocation, rebalancing, investment restrictions/prohibited transactions (the use of derivatives and the use of leverage as types of investments are generally prohibited), portfolio manager structure and diversification (which addresses limits on the amount of investments held by any one manager to minimize risk), portfolio manager selection criteria, plan evaluation, portfolio manager performance review and evaluation, and risk management (including various measures used to evaluate risk tolerance).

Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for our pension assets are to: (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk; and protect the assets from erosion of purchasing power; (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return; and (3) match the duration of the liabilities and assets of the plans to reduce the potential risk of large employer contributions being necessary in the future. The plans strive to meet these objectives by employing portfolio managers to actively manage assets within the guidelines and strategies set forth by the benefit plan committees. Performance of these managers is compared to applicable benchmarks.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of U.S. pension and postretirement benefit plan assets by asset category as of December 31, 2009 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2009	Percentage of Plan Assets - 2008	Target Allocation 2010
Asset Category:
Cash and cash equivalents	$—	$307	$—	$307	1.9%	1.4%	0-5%
Equity Securities:
U.S. Large Cap	2,028	2,983	—	5,011
U.S. Small Cap	763	22	—	785
International Core	1,078	793	—	1,871
Emerging Markets	140	402	—	542
International Small Cap	90	162	—	252

Total Equity Securities	4,099	4,362	—	8,461	54.1	44.2	40-60

Fixed Income Securities:
U.S. Government Securities	585	210	—	795
Corporate Bonds	42	2,554	201	2,797
Mortgage-Backed Securities	—	130	—	130

Total Fixed Income Securities	627	2,894	201	3,722	23.8	29.6	20-40

Other Investments:
Hedge Funds	—	—	1,284	1,284	8.2	10.3	5-15
Real Estate	97	83	550	730	4.7	7.1	1-10
Private Equity	—	—	1,145	1,145	7.3	7.4	1-10

Total U.S. Plan Assets	$4,823	$7,646	$3,180	$15,649	100.0%	100.0%	100%

Equity securities include UPS Class A shares of common stock in the amounts of $351 million (2.2% of total plan assets) and $338 million (2.6% of total plan assets), as of December 31, 2009 and December 31, 2008, respectively.

Pension assets utilizing Level 1 inputs include fair values of equity investments, corporate debt instruments, and U.S. government securities that were determined by closing prices for those securities traded on national stock exchanges, while securities traded in the over-the-counter market and listed securities for which no sale was reported on the valuation date are valued at the mean between the last reported bid and asked prices.

Level 2 assets include certain bonds that are valued based on yields currently available on comparable securities of other issues with similar credit ratings, mortgage-backed securities that are valued based on cash flow and yield models using acceptable modeling and pricing conventions, and certain investments that are pooled with other investments held by the trustee in a commingled employee benefit trust fund. The investments in the commingled funds are valued by taking the percentage owned by the respective plan in the underlying net asset value of the trust fund, which was determined in accordance with the paragraph above.

Certain investments’ estimated fair value is based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3. These investments include commingled funds comprised of corporate and government bonds, hedge funds, real estate investments and private equity funds.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The commingled funds are valued using net asset values, adjusted, as appropriate, for investment fund specific inputs determined to be significant to the valuation. Investments in hedge funds are valued using reported net asset values as of December 31. These assets are primarily invested in a portfolio of diversified, direct investments and funds of hedge funds. Real estate investments and private equity funds are valued using fair values per the most recent partnership audited financial reports, adjusted as appropriate for any lag between the date of the financial reports and December 31. The real estate investments consist of U.S. and non-U.S. real estate investments and are broadly diversified. The fair values may, due to the inherent uncertainty of valuation for those alternative investments, differ significantly from the values that would have been used had a ready market for the alternative investments existed, and the differences could be material.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2009 due to the following (in millions):

	Corporate Bonds	Hedge Funds	Real Estate	Private Equity	Total
Balance on January 1, 2009	$95	$1,312	$802	$1,015	$3,224
Actual Return on Assets:
Assets Held at End of Year	30	33	(185)	110	(12)
Assets Sold During the Year	—	11	(1)	—	10
Purchases, Sales, and Settlements	76	(72)	(66)	20	(42)
Transfers Into (Out of) Level 3	—	—	—	—	—

Balance on December 31, 2009	$201	$1,284	$550	$1,145	$3,180

The fair value disclosures above have not been provided for our international pension benefits plans since asset allocations are determined and managed at the individual country level. However, in general, the asset allocations for these plans (approximately 65% equity securities, 30% debt securities and 5% cash) are similar to our U.S. plans. The amount of assets having significant unobservable inputs (Level 3), if any, in these plans would be immaterial to our financial statements.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Employer Contributions:
2010 (expected) to plan trusts	$980	$—	$47
2010 (expected) to plan participants	11	90	5

Expected Benefit Payments:
2010	$526	$199	$16
2011	600	218	16
2012	677	232	18
2013	759	252	19
2014	848	238	20
2015 - 2019	5,819	1,434	119

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 6. BUSINESS ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2007 balance	—	$295	$2,282	$2,577
Acquired	—	4	—	4
Impairments	—	—	(548)	(548)
Currency / Other	—	(11)	(36)	(47)

December 31, 2008 balance	$—	$288	$1,698	$1,986
Acquired	—	82	—	82
Disposals	—	—	(6)	(6)
Currency / Other	—	4	23	27

December 31, 2009 balance	$—	$374	$1,715	$2,089

Business Acquisitions

The goodwill acquired in the International Package segment in 2009 was primarily due to the acquisition of an agent in Turkey, as discussed further below. We also acquired an agent in Slovenia during the second quarter of 2009. The increase in goodwill in the Supply Chain & Freight segment was due to the impact of fluctuations in the U.S. Dollar with other currencies on the translation of non-U.S. Dollar goodwill balances, partially offset by the allocation of goodwill to the sale of certain non-U.S. Mail Boxes Etc. franchise relationships.

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

The goodwill acquired in the International Package segment during 2008 was due to our purchase of a package delivery company in Romania and our buyout of a joint venture in Korea. The currency / other balance

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes the translation effect on goodwill from fluctuations in currency exchange rates, as well as escrow reimbursements and the resolutions of certain tax contingencies from acquisitions completed previously.

Pro forma results of operations have not been presented for these acquisitions, because the effects of these transactions were not material. The results of operations of these acquired companies have been included in our statements of consolidated income from the date of acquisition.

Goodwill Impairment

We test our goodwill for impairment annually, as of October 1st, on a reporting unit basis. Our reporting units are comprised of the Europe, Asia, and Americas reporting units in the International Package reporting segment, and the Forwarding & Logistics, UPS Freight, MBE / UPS Store, and UPS Capital reporting units in the Supply Chain & Freight reporting segment. The impairment test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill, is performed. We primarily determine the fair value of our reporting units using a discounted cash flow model, and supplement this with observable valuation multiples for comparable companies, as applicable. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million which is included in the caption “other expenses” in the consolidated income statement. This impairment charge resulted from several factors, including a lower cash flow forecast due to a longer estimated economic recovery time for the LTL sector, and significant deterioration in equity valuations for other similar LTL industry participants. At the time of acquisition of Overnite Corporation, LTL equity valuations were higher and the economy was significantly stronger. We invested in operational improvements and technology upgrades to enhance service and performance, as well as expand service offerings. However, this process took longer than initially anticipated, and thus financial results have been below our expectations. Additionally, the LTL sector in 2008 was adversely impacted by the economic recession in the U.S., lower industrial production and retail sales, volatile fuel prices, and significant levels of price-based competition. By the fourth quarter of 2008, the combination of these internal and external factors reduced our near term expectations for this unit, leading to the goodwill impairment charge.

None of the other reporting units incurred an impairment of goodwill in 2008, nor did we have any goodwill impairment charges in 2009 or 2007. Cumulatively, our Supply Chain & Freight reporting segment has recorded goodwill impairment charges of $622 million, while our International and U.S. Domestic Package segments have not recorded any impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The following is a summary of intangible assets at December 31, 2009 and 2008 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2009:
Trademarks, licenses, patents, and other	$132	$(9)	$123	5.0
Customer lists	107	(52)	55	9.0
Franchise rights	109	(46)	63	20.0
Capitalized software	1,812	(1,457)	355	3.2

Total Intangible Assets, Net	$2,160	$(1,564)	$596	4.4

December 31, 2008:
Trademarks, licenses, patents, and other	$47	$(40)	$7
Customer lists	113	(48)	65
Franchise rights	110	(41)	69
Capitalized software	1,728	(1,358)	370

Total Intangible Assets, Net	$1,998	$(1,487)	$511

All of our recorded intangible assets other than goodwill are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable. In 2008, as a result of weak performance in our domestic package operations in the United Kingdom, we reviewed our long-lived assets, including intangible assets, for impairment within our U.K. domestic package entity. Based on recent performance and near-term projections, the value assigned to the customer list intangible asset acquired within the U.K. domestic package business was determined to be impaired. This was the result of both higher than anticipated customer turnover and reduced operating margins associated with the acquired business. Accordingly, an intangible asset impairment charge of $27 million was recorded for the year ended December 31, 2008, which is included in the caption “other expenses” in the consolidated income statement. There were no impairments of intangible assets in 2009 or 2007.

Amortization of intangible assets was $185, $202, and $236 million during 2009, 2008 and 2007, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2009 for the next five years is as follows (in millions): 2010—$219; 2011—$160; 2012—$102; 2013—$39; 2014—$27. Amortization expense in future periods will be affected by business acquisitions, software development, and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. DEBT OBLIGATIONS AND COMMITMENTS

The carrying value of our debt obligations, as of December 31, consists of the following (in millions):

	Maturity	2009	2008
Commercial paper	2010	$672	$2,922
4.50% senior notes	2013	1,773	1,739
3.875% senior notes	2014	1,023	—
5.50% senior notes	2018	758	745
5.125% senior notes	2019	991	—
6.20% senior notes	2038	1,480	1,479
8.375% debentures	2020 / 2030	739	741
Floating rate senior notes	2049 – 2053	409	438
Capital lease obligations	2010 – 2021	369	425
Facility notes and bonds	2015 – 2036	320	433
UPS Notes	2010 – 2024	175	198
Pound Sterling notes	2031 / 2050	791	730
Other debt	2010 – 2012	21	21

Total debt		9,521	9,871
Less current maturities		(853)	(2,074)

Long-term debt		$8,668	$7,797

Commercial Paper

The weighted average interest rate on the commercial paper outstanding as of December 31, 2009 and 2008 was 0.10% and 0.55%, respectively. As of December 31, 2009, the entire commercial paper balance was classified as a current liability. At December 31, 2008, we had classified $1.0 billion of this commercial paper balance as long-term debt, based on our intent and ability to refinance this debt on a long-term basis, with the remaining $1.922 billion classified as a current liability in our consolidated balance sheet. The amount of commercial paper outstanding in 2010 is expected to fluctuate. We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain as of December 31, 2009. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2009.

Fixed Rate Senior Notes

In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. The proceeds from the offering were used to reduce our outstanding commercial paper balance. In 2009, we entered into interest rate swaps on the 2013 and 2018 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the swaps during 2009 was 2.51% and 2.16% for the 2013 and 2018 notes, respectively.

In March 2009, we completed an offering of $1.0 billion of 3.875% senior notes due April 2014 and $1.0 billion of 5.125% senior notes due April 2019. These notes pay interest semiannually, and we may redeem the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $1.989 billion in cash proceeds from the offering. The proceeds from the offering were used for general corporate purposes, including the reduction of our outstanding commercial paper balance. We subsequently entered into interest rate swaps on the 2014 and portions of the 2019 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the swaps during 2009 was 1.02% and 1.93% for the 2014 and 2019 notes, respectively.

8.375% Debentures

On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8.375% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.625% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.

Floating Rate Senior Notes

The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rates for 2009 and 2008 were 0.01% and 2.48%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053.

Capital Lease Obligations

We have certain aircraft subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of aircraft subject to capital leases, which are included in Property, Plant and Equipment is as follows as of December 31 (in millions):

	2009	2008
Aircraft	$2,571	$2,571
Accumulated amortization	(565)	(491)

	$2,006	$2,080

These capital lease obligations have principal payments due at various dates from 2010 through 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility Notes and Bonds

We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•

Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2009 and 2008 were 0.31% and 1.86%, respectively.

•

Bonds with a principal balance of $43 million issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds were issued in November 2006 and are due in November 2036. The bonds bear interest at a variable rate, and the average interest rates for 2009 and 2008 were 0.25% and 2.11%, respectively.

•

Bonds with a principal balance of $29 million issued by the Dallas / Forth Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•

Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2009 and 2008 were 0.20% and 1.75%, respectively.

In October 2009, $62 million in facility notes and bonds matured, and an additional $46 million that were originally scheduled to mature in 2018 were called for early redemption. The bonds were issued by the city of Dayton, Ohio and were associated with a Dayton airport facility.

UPS Notes

The UPS Notes program involves the periodic issuance of fixed rate notes in $1,000 increments with various terms and maturities. At December 31, 2009, the coupon rates of the outstanding notes varied between 3.00% and 6.00%, and the interest payments are made either monthly, quarterly or semiannually. The maturities of the notes range from 2010 to 2024. Some of the fixed obligations associated with the notes were previously swapped to floating rates, based on different LIBOR indices plus or minus a spread. The average interest rate payable on the notes, including the effect of any associated interest rate swaps, for 2009 and 2008 was 3.95% and 2.48%, respectively. In December 2009, we called for early redemption notes with a principal value of $55 million, which were redeemed in January 2010.

Pound Sterling Notes

The Pound Sterling notes were issued in 2001 with a principal balance of £500 million, accrue interest at a 5.50% fixed rate, and are due on February 12, 2031. In May 2007, we completed an exchange offer for the existing notes. Holders of £434 million of the notes accepted the exchange offer, and as a result, these notes were exchanged for new notes with a principal amount of £455 million, bearing interest at 5.13% and due in February 2050. The new notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points and accrued interest. The £66 million of existing notes that were not exchanged continue to bear interest at 5.50% and are due in 2031. We maintain cross-currency interest rate swaps to hedge the foreign currency risk associated with the bond cash flows. The average fixed interest rate payable on the swaps is 5.72%.

Other Debt

The other debt balance primarily relates to loans entered into in conjunction with our investment in various partnerships. Substantially all of this debt is classified as a current liability. The implied interest rates on this debt range from 3.20% to 6.43%.

Contractual Commitments

We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2055. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $622, $834, and $896 million for 2009, 2008, and 2007, respectively.

The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2010	$122	$364	$755	$680
2011	30	279	5	541
2012	31	211	8	480
2013	32	155	1,752	370
2014	33	113	1,021	62
After 2014	218	468	5,592	20

Total	466	$1,590	$9,133	$2,153

Less: imputed interest	(97)

Present value of minimum capitalized lease payments	369
Less: current portion	(106)

Long-term capitalized lease obligations	$263

As of December 31, 2009, we had outstanding letters of credit totaling approximately $1.973 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2009, we had $501 million of surety bonds written.

Available Credit

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $3.0 billion, and expires on April 15, 2010. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus a percentage determined by quotations for our 1-year credit

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

default swap spread, subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s and Moody’s. If our public debt ratings are A / A2 or above, the minimum applicable margin is 1.00% and the maximum applicable margin is 2.00%; if our public debt ratings are lower than A / A2, the minimum applicable margin is 1.50% and the maximum applicable margin is 3.00%.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At December 31, 2009, there were no outstanding borrowings under either of these facilities.

In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short or long-term debt securities.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of December 31, 2009 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2009, 10% of net tangible assets is equivalent to $2.296 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of December 31, 2009, our net worth, as defined, was equivalent to $12.757 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $10.216 and $10.287 billion as of December 31, 2009 and 2008, respectively.

NOTE 8. LEGAL PROCEEDINGS AND CONTINGENCIES

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for that month. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the rebranding of Mail Boxes Etc. centers to The UPS Store, The UPS Store business model, the representations made in connection with the rebranding and the sale of The UPS Store franchises, and UPS’s sale of services in the franchisees’ territories. In one of the actions, which is pending in California state court, the court certified a class consisting of all Mail Boxes Etc. branded stores that rebranded to The UPS Store in March 2003. We have denied any liability with respect to these claims and intend to defend ourselves vigorously. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

As of December 31, 2009, we had approximately 254,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. In February 2010, we announced plans to furlough at least 300 of our airline pilots, after efforts between the Company and the IPA failed to identify sufficient operating cost savings. If the furloughs go forward, they would be phased in order to better match our resources to current economic conditions. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In addition, the majority (approximately 3,400) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In July 2009, a new agreement with the IAM was ratified, which runs through July 31, 2014.

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

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. The Statement of Objections enables the addressees to respond. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). We intend to vigorously defend ourselves in this proceeding.

We also received and responded to related information requests from competition authorities in other jurisdictions.

We are cooperating with each of these inquiries.

At this time, we are unable to determine the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

NOTE 9. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of December 31, 2009, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2009, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2009		2008		2007
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	314	$3	349	$3	401	$4
Common stock purchases	(10)	—	(11)	—	(18)	(1)
Stock award plans	5	—	6	—	3	—
Common stock issuances	4	—	3	—	3	—
Conversions of Class A to Class B common stock	(28)	—	(33)	—	(40)	—

Class A shares issued at end of year	285	$3	314	$3	349	$3

Class B Common Stock
Balance at beginning of year	684	$7	694	$7	672	$7
Common stock purchases	(1)	—	(43)	—	(18)	—
Conversions of Class A to Class B common stock	28	—	33	—	40	—

Class B shares issued at end of year	711	$7	684	$7	694	$7

Additional Paid-In Capital
Balance at beginning of year		$—		$—		$—
Stock award plans		381		497		462
Common stock purchases		(569)		(694)		(627)
Common stock issuances		190		197		165

Balance at end of year		$2		$—		$—

Retained Earnings
Balance at beginning of year		$12,412		$14,186		$17,676
Net income attributable to controlling interests		2,152		3,003		382
Cumulative adjustment for accounting changes		—		(60)		(104)
Dividends ($1.80, $1.80, and $1.68 per share)		(1,819)		(1,853)		(1,778)
Common stock purchases		—		(2,864)		(1,990)

Balance at end of year		$12,745		$12,412		$14,186

On January 1, 2007, we adopted a new accounting standard for income taxes, which resulted in a reduction to retained earnings of $104 million. On January 1, 2008, we recognized a $44 million reduction to retained earnings as a result of changing our measurement date under new accounting guidance related to retirement benefits. Also on January 1, 2008, we recognized a $16 million reduction to retained earnings as a result of adopting a new accounting standard for financial instruments. These accounting changes are discussed further in Note 1.

As a result of the uncertain economic environment, we have slowed our share repurchase activity. We currently intend to repurchase shares in 2010 at a rate that should approximately offset the dilution from our stock compensation programs. For the years ended December 31, 2009, 2008 and 2007, we repurchased a total of 10.9, 53.6, and 35.9 million shares of Class A and Class B common stock for $569 million, $3.558 billion, and $2.618 billion, respectively. In January 2008, our Board of Directors authorized an increase in our share

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase authority to $10.0 billion. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. As of December 31, 2009, we had $6.003 billion of our share repurchase authorization remaining.

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2009	2008	2007
Foreign currency translation gain (loss):
Balance at beginning of year	$(38)	$81	$(109)
Aggregate adjustment for the year	75	(119)	190

Balance at end of year	37	(38)	81

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	(60)	9	12
Current period changes in fair value (net of tax effect of $3, $(33), and $4)	25	(78)	6
Reclassification to earnings (net of tax effect of $5, $5, and $(5))	8	9	(9)

Balance at end of year	(27)	(60)	9

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	(107)	(250)	68
Current period changes in fair value (net of tax effect of $4, $(33), and $(177))	6	(54)	(294)
Reclassification to earnings (net of tax effect of $(60), $118, and $(14))	(99)	197	(24)

Balance at end of year	(200)	(107)	(250)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(5,437)	(1,853)	(2,176)
Reclassification to earnings (net of tax effect of $93, $81, and $73)	156	133	122
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $214, $(2,235), and $111)	344	(3,717)	201

Balance at end of year	(4,937)	(5,437)	(1,853)

Accumulated other comprehensive income (loss) at end of year	$(5,127)	$(5,642)	$(2,013)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Obligations and Treasury Stock

We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the balance sheet. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2009, 2008, and 2007 is as follows (in millions):

	2009		2008		2007
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$121		$137		$147
Reinvested dividends		3		5		4
Benefit payments		(16)		(21)		(14)

Balance at end of year		$108		$121		$137

Treasury Stock
Balance at beginning of year	(2)	$(121)	(2)	$(137)	(3)	$(147)
Reinvested dividends	—	(3)	—	(5)	—	(4)
Benefit payments	—	16	—	21	1	14

Balance at end of year	(2)	$(108)	(2)	$(121)	(2)	$(137)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests acquired in 2009 primarily relate to the formation of a joint venture in Dubai that will operate in the Middle East, Turkey, and portions of the Central Asia region, as discussed in Note 6. The activity related to our noncontrolling interests is presented below:

	2009	2008
Noncontrolling Interests
Balance at beginning of period	$—	$—
Acquired noncontrolling interests	66	—
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$66	$—

NOTE 10. STOCK-BASED COMPENSATION

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, restricted performance shares and units, and management incentive awards to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 80 million. Each share issued pursuant to an option and each share issued subject to the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised portion of a stock appreciation right will reduce the share reserve by one share. Each share issued pursuant to restricted stock and stock units, and restricted performance shares and units, will reduce the share reserve by 2.76 shares. As of December 31, 2009, management incentive awards, stock options, restricted performance units, and restricted stock units had been granted under the Incentive Compensation Plan. We had 65.7 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2009.

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

As of December 31, 2009, we had the following RSUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2009	13,440	$61.77
Vested	(4,748)	65.93
Granted	4,965	56.57
Reinvested Dividends	478	N/A
Forfeited / Expired	(254)	59.90

Nonvested at December 31, 2009	13,881	$58.82	2.10	$796

RSUs Expected to Vest	13,395	$58.93	2.06	$768

The fair value of each RSU is the New York Stock Exchange (“NYSE”) closing price on the date of grant. The weighted-average grant date fair value of RSUs granted during 2009, 2008, and 2007 was $56.57, $46.56, and $74.94, respectively. The total fair value of RSUs vested was $246, $141, and $145 million in 2009, 2008, and 2007, respectively. As of December 31, 2009, there was $586 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 3 years and 4 months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS class A common stock. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted.

Persons earning the right to receive stock options are determined each year by the Compensation Committee. Except in the case of death, disability, or retirement, options granted under the Incentive Compensation Plan prior to 2008 are generally exercisable three to five years from the date of grant and before the expiration of the option 10 years after the date of grant. Beginning in 2008, option awards have been made to a more limited group of employees, and options granted will generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. All options granted are subject to earlier cancellation or exercise under certain conditions. Option holders may exercise their options via the tender of cash or class A common stock, and new class A shares are issued upon exercise. Options granted to eligible employees will generally be granted annually during the second quarter of each year at the discretion of the Compensation Committee.

The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	18,297	$66.65
Exercised	(918)	50.08
Granted	265	55.83
Forfeited / Expired	(446)	60.73

Outstanding at December 31, 2009	17,198	$67.52	4.47	$2

Options Vested and Expected to Vest	17,018	$67.46	4.44	$2

Exercisable at December 31, 2009	10,829	$64.00	3.23	$1

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options are as follows:

	2009	2008	2007
Expected dividend yield	3.25%	2.39%	2.28%
Risk-free interest rate	3.22%	3.79%	4.65%
Expected life in years	7.5	7.5	7.5
Expected volatility	23.16%	22.24%	19.15%
Weighted average fair value of options granted	$10.86	$16.77	$16.85

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We received cash of $27, $46, and $52 million during 2009, 2008, and 2007, respectively, from option holders resulting from the exercise of stock options. We received a tax benefit of $1, $4, and $9 million during 2009, 2008, and 2007, respectively, from the exercise of stock options, which is reported as cash from financing activities in the cash flow statement.

The total intrinsic value of options exercised during 2009, 2008, and 2007 was $5, $13, and $31 million, respectively. As of December 31, 2009, there was $26 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$30.00 - $50.00	15	0.49	$47.89	15	$47.89
$50.01 - $60.00	2,432	2.10	56.85	2,167	56.97
$60.01 - $70.00	5,014	2.79	61.23	5,014	61.23
$70.01 - $80.00	7,493	5.82	71.22	3,237	70.96
$80.01 - $90.00	2,244	6.33	80.92	396	81.10

	17,198	4.47	$67.52	10,829	$64.00

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

As of December 31, 2009, we had the following RPUs outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2009	5,286	$72.88
Vested	(1,660)	70.60
Granted	2,548	55.83
Reinvested Dividends	244	N/A
Forfeited / Expired	(57)	69.13

Nonvested at December 31, 2009	6,361	$67.25	1.84	$365

RPUs Expected to Vest	6,056	$67.28	1.81	$347

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each RPU is the NYSE closing price on the date of grant. The weighted-average grant date fair value of RPUs granted during 2009, 2008, and 2007 was $55.83, $71.06, and $70.90, respectively. The total fair value of RPUs vested during 2009, 2008, and 2007 was $72, $83, and $19 million, respectively. As of December 31, 2009, there was $185 million of total unrecognized compensation cost related to nonvested RPUs. That cost is expected to be recognized over a weighted average period of 3 years and 5 months.

Discounted Employee Stock Purchase Plan

We maintain an employee stock purchase plan for all eligible employees, which was modified in 2009. Under the modified plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Prior to the modification in the second quarter of 2009, shares could be purchased at quarterly intervals at 90% of the lower of the NYSE closing price of the UPS class B common stock on the first or the last day of each quarterly period. Employees purchased 0.6, 1.9, and 1.8 million shares at average prices of $44.30, $55.27, and $64.20 per share during 2009, 2008, and 2007, respectively. Subsequent to the modification, the plan is no longer considered to be compensatory, and therefore no compensation cost is measured for the modified employees’ purchase rights. Prior to the modification, compensation cost was measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model, and we determined the weighted average fair value of the employee purchase rights to be $7.52, $8.85, and $9.80 per share for 2009, 2008, and 2007, respectively.

NOTE 11. SEGMENT AND GEOGRAPHIC INFORMATION

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (see Note 1), with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, and certain investment partnerships.

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2009	2008	2007
Revenue:
U.S. Domestic Package	$28,158	$31,278	$30,985
International Package	9,699	11,293	10,281
Supply Chain & Freight	7,440	8,915	8,426

Consolidated	$45,297	$51,486	$49,692

Operating Profit (Loss):
U.S. Domestic Package	$2,138	$3,907	$(1,531)
International Package	1,367	1,580	1,831
Supply Chain & Freight	296	(105)	278

Consolidated	$3,801	$5,382	$578

Assets:
U.S. Domestic Package	$18,572	$18,796	$23,756
International Package	5,882	5,723	5,994
Supply Chain & Freight	6,620	6,775	7,606
Unallocated	809	585	1,686

Consolidated	$31,883	$31,879	$39,042

Depreciation and Amortization Expense:
U.S. Domestic Package	$1,064	$1,031	$979
International Package	500	588	546
Supply Chain & Freight	183	195	220

Consolidated	$1,747	$1,814	$1,745

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by product type for the years ended December 31 is as follows (in millions):

	2009	2008	2007
U.S. Domestic Package:
Next Day Air	$5,456	$6,559	$6,738
Deferred	2,859	3,325	3,359
Ground	19,843	21,394	20,888

Total U.S. Domestic Package	28,158	31,278	30,985
International Package:
Domestic	2,111	2,344	2,177
Export	7,176	8,294	7,488
Cargo	412	655	616

Total International Package	9,699	11,293	10,281
Supply Chain & Freight:
Forwarding and Logistics	5,080	6,293	5,911
Freight	1,943	2,191	2,108
Other	417	431	407

Total Supply Chain & Freight	7,440	8,915	8,426

Consolidated	$45,297	$51,486	$49,692

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2009	2008	2007
United States:
Revenue	$34,375	$38,553	$37,741
Long-lived assets	$17,336	$17,422	$21,662
International:
Revenue	$10,922	$12,933	$11,951
Long-lived assets	$4,935	$5,136	$5,189
Consolidated:
Revenue	$45,297	$51,486	$49,692
Long-lived assets	$22,271	$22,558	$26,851

Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.

No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue in 2009, 2008 or 2007.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2009	2008	2007
Current:
U.S. Federal	$715	$1,510	$35
U.S. State and Local	30	173	67
Non-U.S.	147	155	107

Total Current	892	1,838	209
Deferred:
U.S. Federal	231	115	(79)
U.S. State and Local	32	4	(36)
Non-U.S.	59	55	(45)

Total Deferred	322	174	(160)

Total	$1,214	$2,012	$49

Income before income taxes includes the following components (in millions):

	2009	2008	2007
United States	$3,027	$4,547	$(32)
Non-U.S.	339	468	463

	$3,366	$5,015	$431

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	1.4	2.5	0.5
Non-U.S. tax rate differential	(1.5)	1.0	(21.6)
Nondeductible/nontaxable items	0.9	5.1	3.1
U.S. federal tax credits	(3.2)	(3.0)	(22.0)
Other	3.5	(0.5)	16.4

Effective income tax rate	36.1%	40.1%	11.4%

In the fourth quarter of 2008, we completed our annual goodwill impairment testing and determined that our UPS Freight reporting unit, which was formed through the acquisition of Overnite Corporation in 2005, had a goodwill impairment of $548 million. The impairment was not deductible for tax purposes and therefore negatively impacted our effective tax rate in 2008.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2009	2008
Property, plant and equipment	$3,141	$3,047
Goodwill and intangible assets	791	694
Other	401	352

Gross deferred tax liabilities	4,333	4,093

Other postretirement benefits	990	944
Pension plans	956	1,425
Loss and credit carryforwards (non-U.S. and state)	315	264
Insurance reserves	634	617
Vacation pay accrual	186	192
Stock compensation	244	214
Other	589	534

Gross deferred tax assets	3,914	4,190
Deferred tax assets valuation allowance	(237)	(117)

Net deferred tax asset	3,677	4,073

Net deferred tax liability	$656	$20

Amounts recognized in the balance sheet:
Current deferred tax assets	$585	$494

Current deferred tax liabilities (included in other current liabilities)	$2	$—

Non-current deferred tax assets (included in other non-current assets)	$54	$74

Non-current deferred tax liabilities	$1,293	$588

The valuation allowance increased by $120, $61, and $13 million during the years ended December 31, 2009, 2008 and 2007, respectively.

We have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2009	2008
U.S. state and local operating loss carryforwards	$1,178	$1,320
U.S. state and local credit carryforwards	$65	$74

The operating loss carryforwards expire at varying dates through 2029. The state credits can be carried forward for periods ranging from three years to indefinitely.

We also have non-U.S. loss carryforwards of approximately $1.053 billion as of December 31, 2009, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state loss carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $2.178 billion at December 31, 2009. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2007	$373	$88	$6
Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	34	13	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(12)	9	—
Settlements during the period	(49)	(34)	(2)
Lapses of applicable statute of limitations	(4)	(1)	—

Balance at December 31, 2007	$355	$75	$6

Additions for tax positions of the current year	28	—	1
Additions for tax positions of prior years	63	33	5
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(46)	(9)	(2)
Settlements during the period	(9)	(2)	—
Lapses of applicable statute of limitations	(3)	—	—

Balance at December 31, 2008	$388	$97	$10

Additions for tax positions of the current year	41	—	—
Additions for tax positions of prior years	76	27	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(214)	(34)	(3)
Settlements during the period	(23)	(4)	—
Lapses of applicable statute of limitations	(2)	—	(1)

Balance at December 31, 2009	$266	$86	$8

The total amount of gross unrecognized tax benefits as of December 31, 2009, 2008 and 2007 that, if recognized, would affect the effective tax rate was $243, $206 and $189 million, respectively. We also had gross recognized tax benefits of $329, $583 and $567 million recorded as of December 31, 2009, 2008 and 2007, respectively, associated with outstanding refund claims for prior tax years. Therefore, we had a net receivable recorded with respect to prior year income tax matters in the accompanying balance sheets. Additionally, we have recognized a receivable for interest of $56, $135 and $116 million for the recognized tax benefits associated with outstanding refund claims as of December 31, 2009, 2008 and 2007, respectively. Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2003. During the third quarter of 2009, we received a refund of $271 million as a result of the resolution of tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. For the tax years 2003 through 2004, we anticipate concluding the limited number of unagreed issues with the IRS Appeals Office by the end of the second quarter of 2010. Along with the audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes, which could lead to proposed

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment. We anticipate receipt of the IRS reports on these matters by the end of the second quarter of 2010. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 1999 through 2002. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.

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

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	2009	2008	2007
Numerator:
Net income attributable to common shareowners	$2,152	$3,003	$382

Denominator:
Weighted average shares	995	1,014	1,055
Deferred compensation obligations	2	2	2
Vested portion of restricted shares	1	—	—

Denominator for basic earnings per share	998	1,016	1,057

Effect of dilutive securities:
Restricted performance units	2	2	2
Restricted stock units	4	3	2
Stock options	—	1	2

Denominator for diluted earnings per share	1,004	1,022	1,063

Basic earnings per share	$2.16	$2.96	$0.36

Diluted earnings per share	$2.14	$2.94	$0.36

Diluted earnings per share for the years ended December 31, 2009, 2008, and 2007 exclude the effect of 17.4, 11.7, and 8.9 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

NOTE 14. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Risk Management Policies

We are exposed to market risk, primarily related to foreign exchange rates, commodity prices, equity prices, and interest rates. These exposures are actively monitored by management. To manage the volatility relating to

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Policy for Derivative Instruments

We recognize all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the derivative, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

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

A net investment hedge refers to the use of cross currency swaps, forward contacts, or foreign currency denominated debt to hedge portions of our net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other AOCI. The remainder of the change in value of such instruments is recorded in earnings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Types of Hedges

Commodity Risk Management

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

Foreign Currency Risk Management

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Outstanding Positions

As of December 31, 2009, the notional amounts of our outstanding derivative positions were as follows:

	Notional Value (in millions)
Currency Hedges:
Euro		€1,372
British Pound Sterling		£692
Canadian Dollar	C$	228

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$3,751
Floating to Fixed Interest Rate Swaps		$28

As of December 31, 2009, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 41 years.

Balance Sheet Recognition

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

Asset Derivatives	Balance Sheet Location	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$63
Interest rate contracts	Other non-current assets	74

Total Asset Derivatives		$137

Liability Derivatives	Balance Sheet Location	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	$(51)
Interest rate contracts	Other non-current liabilities	(13)
Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	(2)

Total Liability Derivatives		$(66)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement Recognition

The following table indicates the amount and location in the income statement for 2009 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Year Ended December 31, 2009:

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$127	Interest Expense	$(15)
Foreign exchange contracts	(42)	Interest Expense	(4)
Foreign exchange contracts	(75)	Revenue	96
Commodity contracts	—	Revenue	82

Total	$10		$159

As of December 31, 2009, $15 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2010. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2009, 2008 and 2007.

The following table indicates the amount and location in the income statement in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the year ended December 31, 2009 (in millions).

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount Recognized in Income
Interest rate contracts	Interest Expense	$68	Fixed-Rate Debt and Capital Leases	Interest Expense	$(68)

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges. The interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. The foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our balance sheet. For the twelve months ended December 31, 2009, we recognized $15 million in losses, respectively, on the fair value of the foreign exchange forward contracts, which were reported in “other operating expenses” in the consolidated income statement, while the impact of the interest rate swap contracts was not material. The foreign exchange forward contracts are settled at the end of each month, and therefore no asset or liability was recorded on the balance sheet at December 31, 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

Our foreign currency, interest rate, and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2009 and 2008 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
2009:
Assets
Foreign Exchange Contracts	$—	$63	$—	$63
Interest Rate Contracts	—	74	—	74

Total	$—	$137	$—	$137

Liabilities
Foreign Exchange Contracts	$—	$51	$—	$51
Interest Rate Contracts	—	15	—	15

Total	$—	$66	$—	$66

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
2008:
Assets
Foreign Exchange Contracts	$—	$241	$—	$241
Interest Rate Contracts	—	1	—	1

Total	$—	$242	$—	$242

Liabilities
Foreign Exchange Contracts	$—	$9	$—	$9
Interest Rate Contracts	—	380	—	380

Total	$—	$389	$—	$389

NOTE 15. RESTRUCTURING COSTS AND RELATED EXPENSES

We have incurred restructuring costs associated with the termination of employees, facility consolidations and other costs directly related to restructuring initiatives. These initiatives have resulted from the integration of acquired companies, as well as restructuring activities associated with cost containment and operational efficiency programs.

Supply Chain & Freight—France

In the third quarter of 2007, we initiated a restructuring plan for our forwarding and logistics operations in France to reduce our cost structure and focus on profitable revenue growth. The employment reduction program was ratified by the trade union representatives in France in July 2007. Affected employees received severance

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits that were formula-driven and in accordance with French statutory laws as well as the applicable collective bargaining agreements. The employment reduction program resulted in 103 employees accepting a voluntary termination offer and 342 positions being subject to the involuntary termination program. The restructuring also included costs incurred related to contract terminations for leased facilities, vehicles and equipment as well as impairment charges associated with long-lived assets. We recorded a restructuring charge of $42 million related to severance costs and $4 million for impairments and other contract termination costs in the third quarter of 2007. This restructuring plan was completed during 2008.

UPS Special Voluntary Separation Opportunity

In December 2006, we offered a special voluntary separation opportunity (“SVSO”) to 640 employees to improve the efficiency of non-operating processes by eliminating duplication and sharing expertise across the company. The SVSO ended in February 2007, and 195, or 30% of eligible employees, accepted the offer. As a result, we recorded a charge to expense of $68 million in the first quarter of 2007, to reflect the cash payout and the acceleration of stock compensation and certain retiree healthcare benefits under the SVSO program. The cash payout related to this program totaled $28 million and $35 million during 2008 and 2007, respectively. The $68 million charge was included in the caption “Compensation and benefits” in the Statement of Consolidated Income, of which $53 million impacted our U.S. Domestic Package segment, $8 million impacted our Supply Chain & Freight segment, and $7 million impacted our International Package segment.

Subsequent Events:

Supply Chain & Freight—Germany

In February 2010, we completed the sale of a specialized transportation and express freight business in Germany within our Supply Chain & Freight segment. As part of the sale transaction, we incurred certain costs associated with employee severance payments, other employee benefits, transition services, and leases on operating facilities and equipment. Additionally, we have provided a guarantee for a period of two years for certain employee benefit payments being assumed by the buyer. We will record a loss of approximately $40 million for this transaction in the first quarter of 2010, which included the costs associated with the sale transaction and the fair value of the guarantee.

U.S. Domestic Package Restructuring

In an effort to improve performance in the U.S. Domestic Package segment, we announced a program to streamline our domestic management structure in January 2010. As part of this restructuring, we are reducing the number of domestic districts and regions in our U.S. small package operation, in order to better align our operations geographically and allow more local decision-making and resources to be deployed for our customers. Effective in April 2010, UPS will reduce its U.S. regions from five to three and its U.S. districts from 46 to 20. The restructuring will eliminate approximately 1,800 management and administrative positions in the U.S. Normal attrition will minimize some job displacements, and approximately 1,100 employees are being offered a voluntary separation package. In addition, other impacted employees will receive severance benefits and access to support programs based on length of service. We anticipate recording a charge of up to $80 million in the first quarter of 2010 related to the costs of this program. Throughout the remainder of 2010, we will incur additional costs related to relocation of employees and other restructuring activities, however we believe those costs will be approximately offset by savings from the staffing reductions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. QUARTERLY INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue:
U.S. Domestic Package	$6,949	$7,735	$6,789	$7,714	$6,868	$7,841	$7,552	$7,988
International Package	2,240	2,759	2,246	2,948	2,422	2,949	2,791	2,637
Supply Chain & Freight	1,749	2,181	1,794	2,339	1,863	2,323	2,034	2,072

Total revenue	10,938	12,675	10,829	13,001	11,153	13,113	12,377	12,697
Operating profit (loss):
U.S. Domestic Package	384	959	476	899	514	1,117	764	932
International Package	294	421	293	407	313	386	467	366
Supply Chain & Freight	40	113	126	148	102	129	28	(495)

Total operating profit	718	1,493	895	1,454	929	1,632	1,259	803
Net income	$401	$906	$445	$873	$549	$970	$757	$254

Earnings per share:
Basic	$0.40	$0.87	$0.45	$0.86	$0.55	$0.96	$0.76	$0.25
Diluted	$0.40	$0.87	$0.44	$0.85	$0.55	$0.96	$0.75	$0.25

First quarter 2009 U.S. Domestic Package operating profit includes the $181 million impairment charge on our McDonnell-Douglas DC-8-71 and DC-8-73 airframes, engines, and parts, as discussed in Note 4. This charge reduced first quarter net income by $116 million, and basic and diluted earnings per share by $0.12.

Second quarter 2009 interest expense includes a $77 million charge for the remeasurement of certain obligations denominated in foreign currencies, in which hedge accounting was not able to be applied. This charge reduced second quarter net income by $48 million, basic earnings per share by $0.04, and diluted earnings per share by $0.05.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:

UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (“the Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2009. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2009, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

United Parcel Service, Inc.

February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President and Chief Operating Officer	54	Senior Vice President and Chief Operating Officer (2007 – present), President, UPS Airlines (2007 – 2008), Senior Vice President and President, UPS International (2003 – 2007).

David A. Barnes Senior Vice President and Chief Information Officer	54	Senior Vice President and Chief Information Officer (2005 – present), Corporate Information Services Portfolio Coordinator (2001 – 2004).

Daniel J. Brutto Senior Vice President and President, UPS International	53	Senior Vice President and President, UPS International (2008 – present), President, Global Freight Forwarding (2006-2007), Corporate Controller (2004 – 2006).

D. Scott Davis Chairman and Chief Executive Officer	58	Chairman and Chief Executive Officer (2008 – present), Vice Chairman (2006 – 2007), Senior Vice President, Chief Financial Officer and Treasurer (2001 – 2007), Director (2006 – present).

Alan Gershenhorn Senior Vice President	51	Senior Vice President, Worldwide Sales and Marketing (2008 – present), Senior Vice President and President, UPS International (2007), President, UPS Supply Chain Solutions – Asia and Europe (2006), President, UPS Supply Chain Solutions – Shared Services (2005), President, United Parcel Service Canada, Ltd. (2002 – 2004).

Myron Gray Senior Vice President	52	Senior Vice President, U.S. Operations (2009 – present), Vice President, Americas Region (2008 – 2009), Vice President, North Central Region (2004-2008).

Allen E. Hill Senior Vice President	54	Senior Vice President, Human Resources (2007 – present), Senior Vice President, Human Resources and Public Affairs (2006 – 2007), Senior Vice President, General Counsel and Corporate Secretary (2004 – 2006).

Kurt P. Kuehn Senior Vice President, Chief Financial Officer and Treasurer	55	Senior Vice President, Chief Financial Officer and Treasurer (2008 – present), Senior Vice President, Worldwide Sales and Marketing (2004 – 2007).

Teri P. McClure Senior Vice President, General Counsel and Corporate Secretary	46	Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006), Compliance Department Manager (2004 – 2005).

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
John J. McDevitt Senior Vice President	51	Senior Vice President, Global Transportation Services and Labor Relations (2005 – present), Senior Vice President, Strategic Integration (2003 – 2005).

Christine M. Owens Senior Vice President	54	Senior Vice President, Communications and Brand Management (2005 – present), Corporate Transportation Group Manager (2004 – 2005).

Robert E. Stoffel Senior Vice President	54	Senior Vice President, Engineering, Strategy and Supply Chain Distribution (2007 – present), Senior Vice President of Supply Chain Group (2004 – 2007).

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors—Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation Discussion and Analysis,” “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant and Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 6, 2010 and is incorporated herein by reference.

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 24, 2010

/S/ MICHAEL J. BURNS Michael J. Burns	Director	February 26, 2010

/S/ D. SCOTT DAVIS D. Scott Davis	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/S/ STUART E. EIZENSTAT Stuart E. Eizenstat	Director	February 25, 2010

/S/ MICHAEL L. ESKEW Michael L. Eskew	Director	February 24, 2010

/S/ WILLIAM R. JOHNSON William R. Johnson	Director	February 22, 2010

/S/ KURT P. KUEHN Kurt P. Kuehn	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/S/ ANN M. LIVERMORE Ann M. Livermore	Director	February 24, 2010

/S/ RUDY MARKHAM Rudy Markham	Director	February 23, 2010

/S/ JOHN W. THOMPSON John W. Thompson	Director	February 26, 2010

/S/ CAROL B. TOMÉ Carol B. Tomé	Director	February 26, 2010

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).
2.2	—	Agreement and Plan of Merger, dated as of May 15, 2005, among United Parcel Service, Inc., Overnite Corporation, and Olympic Merger Sub, Inc. (incorporated by reference to Form 8-K, filed on May 18, 2005).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the Quarter Ended June 30, 2002).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008.

4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999).

4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369), filed on January 26, 1999).

4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.9	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.10	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.11	—	Underwriting Agreement relating to 1.75% Cash-Settled Convertible Senior Notes due September 27, 2007 (incorporated by reference to Exhibit 1 to Form 10-Q for the Quarter Ended September 30, 2000).

4.12	—	Form of Underwriting Agreement relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-3 (No. 333-108272), filed on August 27, 2003).

4.13	—	Distribution Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 30, 2008) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2008).

Exhibit No.		Description
4.14	—	Underwriting agreement relating to 4.50% Senior Notes due January 15, 2013, 5.50% Senior Notes due January 15, 2018 and 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on January 15, 2008).

4.15	—	Form of Note for 4.50% Senior Notes due January 15, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2008).

4.16	—	Form of Note for 5.50% Senior Notes due January 15, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 15, 2008).

4.17	—	Form of Note for 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 15, 2008).

4.18	—	Underwriting agreement relating to 3.875% Senior Notes due April 1, 2014 and 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on March 24, 2009).

4.19	—	Form of Note for 3.875% Senior Notes due April 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 24, 2009).

4.20	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 24, 2009).

10.1	—	UPS Thrift Plan, as Amended and Restated, including Amendment Nos. 1 through 24 (incorporated by reference to Exhibit 10.1 to 2001 Annual Report on Form 10-K).

(1) Amendment No. 25 to the UPS Thrift Plan (incorporated by reference to Exhibit 10.1(1) to 2002 Annual Report on Form 10-K).

†10.2	—	UPS Retirement Plan, as Amended and Restated, including Amendment Nos. 1 through 40.

10.3	—	UPS Savings Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to 2008 Annual Report on Form 10-K).

†(1)Amendment No. 1 to the UPS Savings Plan.

†(2)Amendment No. 2 to the UPS Savings Plan.

10.4	—	Credit Agreement (364-Day Facility) dated April 16, 2009 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2009).

10.5	—	Credit Agreement (5-Year Facility) dated April 19, 2007 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC, BNP Paribas, Mellon Bank N.A., and Wells Fargo Bank, N.A. as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2007).

10.6	—	UPS Excess Coordinating Benefit Plan, as amended and restated (incorporated by reference to Exhibit 10.6 to 2008 Annual Report on Form 10-K).

†(1)Amendment No. 1 to the UPS Excess Coordinating Benefit Plan.

10.7	—	UPS 1996 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to 2003 Annual Report on Form 10-K).

Exhibit No.		Description
10.8	—	UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-67479, filed November 18, 1998).

(1) Amendment No. 17 to the UPS Qualified Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10.9(17) to 2008 Annual Report on Form 10-K).

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

(8)    Form of Restricted Stock Unit Award Agreement for the 2009 Long-Term Incentive Performance Awards under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 17, 2009).

10.10	—	United Parcel Service, Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Annex II to the Definitive Proxy Statement, filed on March 13, 2009).

10.11	—	UPS Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to 2008 Annual Report on Form 10-K).

10.12	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000.

10.13	—	Discounted Employee Stock Purchase Plan, as amended and restated, effective October 1, 2002.

(1) Amendment No. 1 to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12(1) to the 2005 Annual Report on Form 10-K).

†(2) Amendment No. 2 to the Discounted Employee Stock Purchase Plan.

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 to Part I, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

†12	—	Ratio of Earnings to Fixed Charges.

Exhibit No.		Description
†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith.
††	Furnished electronically herewith.