Form 10-Q
period 2010-03-31
UNITED PARCEL SERVICE INC
filed 2010-05-07
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

There were 270,136,836 Class A shares, and 720,339,087 Class B shares, with a par value of $0.01 per share, outstanding at April 29, 2010.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2010 (unaudited) and December 31, 2009

(In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,544	$1,542
Marketable securities	571	558
Accounts receivable, net	5,077	5,369
Finance receivables, net	277	287
Deferred income tax assets	563	585
Income tax receivable	245	266
Other current assets	783	668

Total Current Assets	10,060	9,275
Property, Plant and Equipment, Net	17,758	17,979
Goodwill	2,070	2,089
Intangible Assets, Net	628	596
Non-Current Finance Receivables, Net	337	337
Other Non-Current Assets	1,651	1,607

Total Assets	$32,504	$31,883

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,406	$853
Accounts payable	1,788	1,766
Accrued wages and withholdings	1,788	1,416
Self-insurance reserves	774	757
Income taxes accrued	348	258
Other current liabilities	1,262	1,189

Total Current Liabilities	7,366	6,239
Long-Term Debt	8,548	8,668
Pension and Postretirement Benefit Obligations	4,954	5,457
Deferred Income Tax Liabilities	1,494	1,293
Self-Insurance Reserves	1,702	1,732
Other Non-Current Liabilities	827	798
Shareowners’ Equity:
Class A common stock (275 and 285 shares issued in 2010 and 2009)	3	3
Class B common stock (717 and 711 shares issued in 2010 and 2009)	7	7
Additional paid-in capital	—	2
Retained earnings	12,692	12,745
Accumulated other comprehensive loss	(5,155)	(5,127)
Deferred compensation obligations	99	108
Less: Treasury stock (2 shares in 2010 and 2009)	(99)	(108)

Total Equity for Controlling Interests	7,547	7,630
Total Equity for Non-Controlling Interests	66	66

Total Shareowners’ Equity	7,613	7,696

Total Liabilities and Shareowners’ Equity	$32,504	$31,883

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$11,728	$10,938
Operating Expenses:
Compensation and benefits	6,539	6,332
Repairs and maintenance	274	276
Depreciation and amortization	451	430
Purchased transportation	1,501	1,212
Fuel	678	496
Other occupancy	262	272
Other expenses	981	1,202

Total Operating Expenses	10,686	10,220

Operating Profit	1,042	718

Other Income and (Expense):
Investment income (loss)	(4)	13
Interest expense	(85)	(82)

Total Other Income and (Expense)	(89)	(69)

Income Before Income Taxes	953	649
Income Tax Expense	420	248

Net Income	$533	$401

Basic Earnings Per Share	$0.54	$0.40

Diluted Earnings Per Share	$0.53	$0.40

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$533	$401
Change in foreign currency translation adjustment	(128)	(75)
Change in unrealized gain (loss) on marketable securities, net of tax	19	(3)
Change in unrealized gain (loss) on cash flow hedges, net of tax	39	42
Change in unrecognized pension and postretirement benefit costs, net of tax	42	39

Comprehensive income	$505	$404

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$533	$401
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	451	430
Pension and postretirement benefit expense	224	218
Pension and postretirement benefit contributions	(656)	(24)
Self-insurance reserves	(13)	(72)
Deferred taxes, credits and other	139	(73)
Stock compensation expense	100	105
Asset impairment charges	—	181
Other (gains) losses	97	(69)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	177	750
Other current assets	(20)	118
Accounts payable	48	(114)
Accrued wages and withholdings	379	178
Other current liabilities	89	126
Other operating activities	1	41

Net cash from operating activities	1,549	2,196

Cash Flows From Investing Activities:
Capital expenditures	(283)	(382)
Proceeds from disposals of property, plant and equipment	20	6
Purchases of marketable securities and short-term investments	(310)	(865)
Sales and maturities of marketable securities and short-term investments	334	763
Net (increase) decrease in finance receivables	—	60
Other investing activities	(11)	22

Net cash (used in) investing activities	(250)	(396)

Cash Flows From Financing Activities:
Net change in short-term debt	628	(434)
Proceeds from long-term borrowings	52	3,016
Repayments of long-term borrowings	(206)	(346)
Purchases of common stock	(278)	(116)
Issuances of common stock	45	31
Dividends	(456)	(438)
Other financing activities	(42)	(256)

Net cash provided by (used in) financing activities	(257)	1,457

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(40)	(26)

Net Increase (Decrease) In Cash And Cash Equivalents	1,002	3,231
Cash And Cash Equivalents:
Beginning of period	1,542	507

End of period	$2,544	$3,738

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2010, our results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, finance receivables, and accounts payable approximate fair values as of March 31, 2010. The fair value of our investment securities is disclosed in Note 4, our short and long-term debt in Note 8, and our derivative instruments in Note 13.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

There were no accounting standards adopted during the three months ended March 31, 2010 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after March 31, 2010, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2010, we granted target restricted stock units (“RSUs”) under the UPS Long-Term Incentive Performance Award program to eligible management. Of the total 2010 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2010 to 2012, using performance criteria targets established each year. For 2010, those targets consist of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2010 target award will be based upon our achievement of adjusted earnings per share for the three-year award cycle compared to a target established at the beginning of the award cycle.

The number of RSUs earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the RSUs earned may be a percentage less than or more than 100% of the target RSUs for each tranche. Based on the date that the eligible management population and performance targets were approved for the 2010 performance tranches, we determined the award measurement date to be March 18, 2010, and therefore the target RSU grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $64.42 on that date.

Awards granted under the UPS Long-Term Incentive program are normally granted during the second quarter of each year, and awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2010 and 2009 was $102 and $105 million pre-tax, respectively.

NOTE 4. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale as of March 31, 2010 and December 31, 2009 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2010
Current marketable securities:
U.S. government and agency debt securities	$148	$1	$(2)	$147
Mortgage and asset-backed debt securities	164	3	(1)	166
Corporate debt securities	196	6	—	202
U.S. state and local municipal debt securities	22	—	—	22
Other debt and equity securities	27	7	—	34

Current marketable securities	557	17	(3)	571
Non-current marketable securities:
Asset-backed debt securities	127	—	(18)	109
U.S. state and local municipal debt securities	107	—	(22)	85
Common equity securities	20	11	—	31
Preferred equity securities	16	2	(1)	17

Non-current marketable securities	270	13	(41)	242

Total marketable securities	$827	$30	$(44)	$813

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Current marketable securities:
U.S. government and agency debt securities	$126	$—	$(1)	$125
Mortgage and asset-backed debt securities	158	2	(1)	159
Corporate debt securities	213	6	—	219
U.S. state and local municipal debt securities	22	—	—	22
Other debt and equity securities	28	5	—	33

Current marketable securities	547	13	(2)	558
Non-current marketable securities:
Asset-backed debt securities	150	—	(38)	112
U.S. state and local municipal debt securities	115	—	(26)	89
Common equity securities	21	10	—	31
Preferred equity securities	16	—	(1)	15

Non-current marketable securities	302	10	(65)	247

Total marketable securities	$849	$23	$(67)	$805

Auction Rate Securities

At March 31, 2010, we held $250 million in principal value of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. state and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations or money market securities. Substantially all of our investments in auction rate securities maintain investment-grade ratings of BBB / Baa or higher by Standard & Poor’s Rating Service (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”), respectively.

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have continued to classify all of our investments in auction rate securities as non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of March 31, 2010. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature. In the first quarter of 2010, auction rate securities with a par value of $17 million were successfully auctioned.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of approximately $24 million on these securities as of March 31, 2010 in other comprehensive income ($39 million pre-tax), reflecting the decline in the estimated fair value of these securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments

We have concluded that no other-than-temporary impairment losses existed as of March 31, 2010. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Maturity Information

The amortized cost and estimated fair value of marketable securities and short-term investments at March 31, 2010, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$12	$12
Due after one year through three years	225	227
Due after three years through five years	66	68
Due after five years	469	432

	772	739
Equity securities	55	74

	$827	$813

Restricted Cash

We had $286 million of restricted cash related to our self-insurance requirements, as of March 31, 2010 and December 31, 2009, which is reported in “Other Non-Current Assets” on the consolidated balance sheet.

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. These securities were valued as of March 31, 2010 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

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

The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
March 31, 2010
Marketable Securities:
U.S. Government and Agency Debt Securities	$138	$9	$—	$147
Mortgage and Asset-Backed Debt Securities	—	166	109	275
Corporate Debt Securities	—	202	—	202
U.S. State and Local Municipal Debt Securities	—	22	85	107
Other Debt and Equity Securities	57	8	17	82
Other investments	—	—	290	290

Total	$195	$407	$501	$1,103

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
December 31, 2009
Marketable Securities:
U.S. Government and Agency Debt Securities	$125	$—	$—	$125
Mortgage and Asset-Backed Debt Securities	—	159	112	271
Corporate Debt Securities	—	219	—	219
U.S. State and Local Municipal Debt Securities	—	22	89	111
Other Debt and Equity Securities	54	10	15	79
Other investments	—	—	301	301

Total	$179	$410	$517	$1,106

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2010 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2010	$216	$301	$517
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(7)	(11)	(18)
Included in accumulated other comprehensive income (pre-tax)	26	—	26
Purchases, issuances, and settlements	(24)	—	(24)

Balance on March 31, 2010	$211	$290	$501

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2010 and December 31, 2009 consists of the following (in millions):

	2010	2009
Vehicles	$5,421	$5,480
Aircraft (including aircraft under capitalized leases)	13,928	13,777
Land	1,073	1,079
Buildings	3,065	3,076
Building and leasehold improvements	2,800	2,800
Plant equipment	6,359	6,371
Technology equipment	1,567	1,591
Equipment under operating leases	142	145
Construction-in-progress	453	488

	34,808	34,807
Less: Accumulated depreciation and amortization	(17,050)	(16,828)

	$17,758	$17,979

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three month period ended March 31, 2010 and 2009 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2010	2009	2010	2009	2010	2009
Net Periodic Cost:
Service cost	$181	$172	$22	$21	$6	$5
Interest cost	300	283	53	53	8	7
Expected return on assets	(400)	(372)	(5)	(7)	(9)	(6)
Amortization of:
Transition obligation	—	1	—	—	—	—
Prior service cost	43	45	1	2	—	—
Actuarial (gain) loss	19	11	4	3	1	—
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$143	$140	$75	$72	$6	$6

During the first three months of 2010, we contributed $633 and $23 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $405 and $66 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2010 and December 31, 2009 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2009 balance	$—	$374	$1,715	$2,089
Acquired	—	—	—	—
Currency / Other	—	(10)	(9)	(19)

March 31, 2010 balance	—	$364	$1,706	$2,070

The decrease in goodwill in the International Package and Supply Chain & Freight segments was due to the impact of the strengthening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of March 31, 2010 and December 31, 2009 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2010:
Trademarks, licenses, patents, and other	$187	$(18)	$169
Customer lists	107	(55)	52
Franchise rights	109	(48)	61
Capitalized software	1,843	(1,497)	346

Total Intangible Assets, Net	$2,246	$(1,618)	$628

December 31, 2009:
Trademarks, licenses, patents, and other	$132	$(9)	$123
Customer lists	107	(52)	55
Franchise rights	109	(46)	63
Capitalized software	1,812	(1,457)	355

Total Intangible Assets, Net	$2,160	$(1,564)	$596

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of March 31, 2010 and December 31, 2009 consists of the following (in millions):

	Maturity	2010	2009
Commercial paper	2010	$1,276	$672
4.50% senior notes	2013	1,783	1,773
3.875% senior notes	2014	1,044	1,023
5.50% senior notes	2018	762	758
5.125% senior notes	2019	998	991
6.20% senior notes	2038	1,480	1,480
8.375% debentures	2020-2030	739	739
Floating rate senior notes	2049-2053	397	409
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031-2050	736	791
Capital lease obligations	2010-2021	343	369
UPS Notes	2010-2021	55	175
Other debt	2010-2012	21	21

Total debt		9,954	9,521
Less current maturities		(1,406)	(853)

Long-term debt		$8,548	$8,668

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.276 billion outstanding under this program as of March 31, 2010, with an average interest rate of 0.12%. As of March 31, 2010, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of March 31, 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 14, 2011. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s and Moody’s. If our public debt ratings are A / A2 or above, the minimum applicable margin is 0.50% and the maximum applicable margin is 1.50%; if our public debt ratings are lower than A / A2, the minimum applicable margin is 1.00% and the maximum applicable margin is 2.50%.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At March 31, 2010, there were no outstanding borrowings under either of these facilities.

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

Debt Covenants

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of March 31, 2010 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2010, 10% of net tangible assets is equivalent to $2.244 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of March 31, 2010, our net worth, as defined, was equivalent to $12.702 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $11.253 and $10.216 billion as of March 31, 2010 and December 31, 2009, respectively.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for that month. After decertification, some plaintiffs filed individual lawsuits raising the same allegations as in the underlying class action. These individual lawsuits are in various stages. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

As of December 31, 2009, we had approximately 254,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. Beginning May 23, 2010, we will begin the process of furloughing 170 of our airline pilots. Any additional furloughs will be phased in based on prevailing economic conditions. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2006, and have been under the guidance of the National Mediation Board since January 2008. These talks are currently in recess. In addition, the majority (approximately 3,400) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

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

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections and we intend to vigorously defend ourselves in this proceeding.

We also received and responded to related information requests from competition authorities in other jurisdictions.

We are cooperating with each of these inquiries. At this time, we are unable to determine the amount of any liability that may result from these matters or whether any such liability would have a material adverse effect on our financial condition, results of operations, or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2010, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of March 31, 2010, no preferred shares had been issued.

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the three months ended March 31, 2010 and 2009 (in millions, except per share amounts):

	2010		2009
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	285	$3	314	$3
Common stock purchases	(1)	—	(3)	—
Stock award plans	—	—	1	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(10)	—	(10)	—

Class A shares issued at end of period	275	$3	303	$3

Class B Common Stock
Balance at beginning of period	711	$7	684	$7
Common stock purchases	(4)	—	—	—
Conversions of Class A to Class B common stock	10	—	10	—

Class B shares issued at end of period	717	$7	694	$7

Additional Paid-In Capital
Balance at beginning of period		$2		$—
Stock award plans		95		111
Common stock purchases		(145)		(113)
Common stock issuances		48		48

Balance at end of period		$—		$46

Retained Earnings
Balance at beginning of period		$12,745		$12,412
Net income		533		401
Dividends ($0.47 and $0.45 per share)		(469)		(450)
Common stock purchases		(117)		—

Balance at end of period		$12,692		$12,363

We currently intend to repurchase shares in 2010 at a rate that will at least offset the dilution from our stock compensation programs. We repurchased a total of 4.5 million shares of Class A and Class B common stock for $262 million during the three months ended March 31, 2010, and 2.5 million shares for $113 million for the three months ended March 31, 2009. As of March 31, 2010, we had $5.741 billion of our share repurchase authorization remaining.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, we entered into an accelerated share repurchase program with a large financial institution, which allowed us to repurchase $186 million of shares (3.0 million shares). The program was completed in April 2010.

Accumulated Other Comprehensive Income (Loss)

We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Foreign currency translation gain (loss):
Balance at beginning of period	$37	$(38)
Aggregate adjustment for the period	(128)	(75)

Balance at end of period	(91)	(113)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(27)	(60)
Current period changes in fair value (net of tax effect of $10, and $(16))	16	(2)
Reclassification to earnings (net of tax effect of $1 and $0)	3	(1)

Balance at end of period	(8)	(63)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(200)	(107)
Current period changes in fair value (net of tax effect of $10 and $80)	17	132
Reclassification to earnings (net of tax effect of $13 and $(54))	22	(90)

Balance at end of period	(161)	(65)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(4,937)	(5,437)
Reclassification to earnings (net of tax effect of $26 and $23)	42	39

Balance at end of period	(4,895)	(5,398)

Accumulated other comprehensive income (loss) at end of period	$(5,155)	$(5,639)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	2010		2009
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$108		$121
Reinvested dividends		1		1
Benefit payments		(10)		(16)

Balance at end of period		$99		$106

Treasury Stock
Balance at beginning of period	(2)	$(108)	(2)	$(121)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	10	—	16

Balance at end of period	(2)	$(99)	(2)	$(106)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests currently on our balance sheet primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey, and portions of the Central Asia region, which was formed in the third quarter of 2009. The activity related to our noncontrolling interests is presented below for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Noncontrolling Interests
Balance at beginning of period	$66	$—
Acquired noncontrolling interests	—	—
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$66	$—

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, short-term investments, and investments in limited partnerships.

Segment information for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Revenue:
U.S. Domestic Package	$7,102	$6,949
International Package	2,639	2,240
Supply Chain & Freight	1,987	1,749

Consolidated	$11,728	$10,938

Operating Profit:
U.S. Domestic Package	$562	$384
International Package	427	294
Supply Chain & Freight	53	40

Consolidated	$1,042	$718

As discussed in Note 5, the U.S. Domestic Package segment operating profit was adversely impacted by a $181 million impairment charge in the first quarter of 2009, related to our McDonnell-Douglas DC-8-71 and DC-8-73 airframes, engines, and related parts. As discussed in Note 14, the U.S. Domestic Package segment operating profit was adversely impacted by a $98 million restructuring charge in the first quarter of 2010, while the Supply Chain & Freight segment operating profit was negatively impacted by a $38 million loss on the sale of a specialized transportation business unit in Germany.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in millions, except per share amounts):

	2010	2009
Numerator:
Net income	$533	$401

Denominator:
Weighted average shares	992	995
Deferred compensation obligations	2	2
Vested portion of restricted shares	1	—

Denominator for basic earnings per share	995	997

Effect of dilutive securities:
Restricted performance units	3	3
Restricted stock units	6	3
Stock options	—	—

Denominator for diluted earnings per share	1,004	1,003

Basic earnings per share	$0.54	$0.40

Diluted earnings per share	$0.53	$0.40

Diluted earnings per share for the three months ended March 31, 2010 and 2009 exclude the effect of 14.9 and 18.1 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

A net investment hedge refers to the use of cross currency swaps, forward contracts, or foreign currency denominated debt to hedge portions of our net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other AOCI. The remainder of the change in value of such instruments is recorded in earnings.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions:

As of March 31, 2010, the notional amounts of our outstanding derivative positions were as follows:

	Notional Value (in millions)
Currency Hedges:
Euro		€1,013
British Pound Sterling		£633
Canadian Dollar	C$	179

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$3,901
Floating to Fixed Interest Rate Swaps		$28

As of March 31, 2010, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 40 years.

Balance Sheet Recognition and Fair Value Measurements:

The following table indicates the location on the balance sheet in which our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type, and the related fair values of those derivatives (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	March 31, 2010 Fair Value	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$82	$63
Interest rate contracts	Other non-current assets	Level 2	109	74

Total Asset Derivatives			$191	$137

Liability Derivatives	Balance Sheet Location		March 31, 2010 Fair Value	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$(1)	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	(76)	(51)
Interest rate contracts	Other non-current liabilities	Level 2	(7)	(13)
Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	Level 2	(2)	(2)

Total Liability Derivatives			$(86)	$(66)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our foreign currency, interest rate, and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and commodity forward prices, and therefore are classified as Level 2.

Income Statement Recognition:

The following table indicates the amount and location in the income statement for the three months ended March 31, 2010 and 2009 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Derivative Instruments in Cash Flow Hedging Relationships	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2009 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2009 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$1	$126	Interest Expense	$(4)	$(2)
Foreign exchange contracts	(25)	(3)	Interest Expense	(55)	(3)
Foreign exchange contracts	51	89	Revenue	24	67
Commodity contracts	—	—	Revenue	—	82

Total	$27	$212		$(35)	$144

As of March 31, 2010, $41 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2011. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2010 and 2009.

The following table indicates the amount and location in the income statement in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2010 and 2009 (in millions).

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
3 Months Ended March 31, 2010:
Interest rate contracts	Interest Expense	$41	Fixed-Rate Debt and Capital Leases	Interest Expense	$(41)
3 Months Ended March 31, 2009:
Interest rate contracts	Interest Expense	$—	Fixed-Rate Debt and Capital Leases	Interest Expense	$—

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of interest bearing receivables. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our balance sheet. For the three months ended March 31, 2010 and 2009, we recognized $18 and $20 million in gains, respectively, on the fair value of the foreign exchange forward contracts, which were reported in “other operating expenses” in the consolidated income statement, while the impact of the interest rate swap contracts was not material. The foreign exchange forward contracts are settled at the end of each month, and therefore no asset or liability was recorded on the balance sheet at March 31, 2010.

NOTE 14. RESTRUCTURING COSTS AND RELATED EXPENSES

In the first quarter of 2010, we incurred restructuring costs associated with the termination of employees, facility consolidations and other costs directly related to restructuring initiatives. These initiatives have resulted from the integration of acquired companies, as well as restructuring activities associated with cost containment and operational efficiency programs.

Supply Chain & Freight—Germany

In February 2010, we completed the sale of a specialized transportation and express freight business in Germany within our Supply Chain & Freight segment. As part of the sale transaction, we incurred certain costs associated with employee severance payments, other employee benefits, transition services, and leases on operating facilities and equipment. Additionally, we have provided a guarantee for a period of two years for certain employee benefit payments being assumed by the buyer. We recorded a pre-tax loss of $38 million ($35 million after-tax) for this transaction in the first quarter of 2010, which included the costs associated with the sale transaction and the fair value of the guarantee.

U.S. Domestic Package Restructuring

In an effort to improve performance in the U.S. Domestic Package segment, we announced a program to streamline our domestic management structure in January 2010. As part of this restructuring, we are reducing the number of domestic districts and regions in our U.S. small package operation, in order to better align our operations geographically and allow more local decision-making and resources to be deployed for our customers. Effective in April 2010, we reduced our U.S. regions from five to three and our U.S. districts from 46 to 20. The restructuring will eliminate approximately 1,800 management and administrative positions in the U.S. To facilitate this goal, approximately 1,100 employees were offered voluntary severance packages. Other impacted employees received severance benefits and access to support programs based on length of service. We recorded a pre-tax charge of $98 million ($64 million after-tax) in the first quarter of 2010 related to the costs of this program, which reflects the value of voluntary retirement benefits, severance benefits and unvested stock compensation. Throughout the remainder of 2010, we will incur additional costs related to relocation of employees and other restructuring activities, however we believe those costs will be approximately offset by savings from the staffing reductions.

NOTE 15. INCOME TAXES

In the first quarter of 2010, we changed the tax status of a German subsidiary that was taxable in the U.S. and its local jurisdiction to one that is taxed solely in its local jurisdiction. This change was made primarily to allow for more flexibility in funding this subsidiary’s operations with local liquidity sources, improve the cash flow position in the U.S., and help mitigate future currency re-measurement risk. As a result of this change in tax status, we recorded a non-cash charge of $76 million, which resulted primarily from the write-off of related deferred tax assets which will not be realizable following the change in tax status.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2009 and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Overview

Our U.S. Domestic Package, International Package, and Supply Chain & Freight segments were all impacted by the improving worldwide economic situation in early 2010 compared with 2009, leading to improvements in volume, revenue, and operating profit. Significant portions of the world economy are experiencing improved economic growth, international trade, inventory rebuilding, and retail sales. These trends allow us to leverage our transportation network, and provided for strong operating results in the first quarter of 2010.

In addition to the improved volume and revenue trends, cost containment initiatives and better network efficiencies undertaken over the last several quarters also positively impacted our results. We have continued undertaking initiatives to improve our transportation network. During the first quarter of 2010, we opened the second phase of our Worldport expansion which will allow the use of larger and more fuel-efficient aircraft, and further improve network efficiencies. We opened our new intra-Asia air hub in Shenzhen, China, which will allow us to better serve our customers by reducing time in transit for shipments in the region. We have also streamlined our domestic management structure, sold a non-core supply chain business, and continued to better align our cost structure with current volume levels.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2010	2009	%
Revenue (in millions)	$11,728	$10,938	7.2%
Operating Expenses (in millions)	10,686	10,220	4.6%

Operating Profit (in millions)	$1,042	$718	45.1%

Operating Margin	8.9%	6.6%

Average Daily Package Volume (in thousands)	14,926	14,537	2.7%
Average Revenue Per Piece	$10.23	$9.94	2.9%

Net Income (in millions)	$533	$401	32.9%
Basic Earnings Per Share	$0.54	$0.40	35.0%
Diluted Earnings Per Share	$0.53	$0.40	32.5%

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items (amounts in millions):

	Three Months Ended March 31,
	2010	2009
Operating Expenses:
Aircraft impairment charge	$—	$181
U.S. Domestic Package restructuring charge	98	—
Loss on sale of Supply Chain & Freight business in Germany	38	—
Income Tax Expense (Benefit) from the Items Above	(37)	(65)
Income Tax Expense:
Change in tax filing status for German subsidiary	76	—

Aircraft Impairment Charges

In the first quarter of 2009, we completed an impairment assessment of our McDonnell-Douglas DC-8 aircraft fleet, and recorded a pre-tax impairment charge of $181 million ($116 million after-tax), which affected our U.S. Domestic Package segment.

Restructuring Charge

In the first quarter of 2010, we began to reorganize the management structure in our U.S. Domestic Package segment, and incurred a restructuring charge associated with this reorganization. This pre-tax charge totaled $98 million ($64 million after-tax), and reflects the value of voluntary retirement benefits, severance benefits and unvested stock compensation.

Loss on Sale of Business

In the first quarter of 2010, we sold a specialized transportation business in Germany within our Supply Chain & Freight segment, and incurred a pre-tax loss on the sale of $38 million ($35 million after-tax).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Charge for the Change in Tax Filing Status for German Subsidiary

In the first quarter of 2010, we changed the tax status of a German subsidiary that was taxable in the U.S. and its local jurisdiction to one that is solely taxed in its local jurisdiction. As a result of this change in tax status, we recorded a non-cash charge of $76 million, which resulted primarily from the write-off of related deferred tax assets which will not be realizable following the change in tax status.

Results of Operations – Segment Review

The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including operating profit, operating margin, pre-tax income, effective tax rate, net income and earnings per share adjusted for the non-comparable items discussed previously. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2010	2009	%
Revenue (in millions):
Next Day Air	$1,382	$1,381	0.1%
Deferred	694	693	0.1%
Ground	5,026	4,875	3.1%

Total Revenue	$7,102	$6,949	2.2%

Average Daily Package Volume (in thousands):
Next Day Air	1,145	1,191	(3.9)%
Deferred	899	900	(0.1)%
Ground	10,683	10,585	0.9%

Total Avg. Daily Package Volume	12,727	12,676	0.4%

Average Revenue Per Piece:
Next Day Air	$19.16	$18.41	4.1%
Deferred	12.25	12.22	0.2%
Ground	7.47	7.31	2.2%
Total Avg. Revenue Per Piece	$8.86	$8.70	1.8%

Operating Profit (in millions):
Operating Profit	$562	$384	46.4%
Impact of Aircraft Impairment Charge	—	181
Impact of Restructuring Charge	98	—

Adjusted Operating Profit	$660	$565	16.8%

Operating Margin	7.9%	5.5%
Adjusted Operating Margin	9.3%	8.1%

Operating Days in Period	63	63

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Volume

In the first quarter of 2010, our overall volume increased as improvements in industrial production and retail sales increased overall demand in the U.S. small package market. Overall average daily package volume increased slightly, as ground volume increased while air volume declined. Among our air products, letter volume declined largely due to weakness in the financial and other service industries. However, our air package volume performed relatively better as inventory rebuilding in the manufacturing and retailing sectors impacted volume. Within our ground product, basic and residential volume continued to increase faster than commercial ground volume, however the difference in the growth rates narrowed when compared with previous quarters, reflecting the impact of the strengthening economy.

Revenue Per Piece

Overall revenue per piece increased for our ground and air products in 2010 at the strongest rate since the third quarter of 2008, due to a combination of base price increases and fuel surcharge rate changes. The revenue per piece increase for our air products improved due to higher average package weights, but was negatively impacted by a mix shift toward lower yielding products such as Next Day Air Saver and Three Day Select. The increase in revenue per piece for our ground products was adversely affected by slightly lower average package weights and a mix shift towards lower yielding products.

Revenue per piece for our ground and air products was also impacted by an increase in base rates that took effect on January 4, 2010. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 4.9% on UPS Ground. Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary and occur on an annual basis.

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

	Three Months Ended March 31,		Change
	2010	2009	%
Next Day Air / Deferred	7.0%	3.7%	3.3%
Ground	5.2%	3.6%	1.6%

On January 4, 2010, we modified the fuel surcharge on air services by reducing the index used to determine the fuel surcharge by 2%. Additionally, we adjusted the fuel surcharge tables to better align the surcharges between our air and ground products, and to reduce the volatility of air surcharges when fuel prices fluctuate. The 2010 increase in the air and ground fuel surcharges was due to the significant increase in jet and diesel fuel prices, but partially offset by the reduction in the index on the air surcharge. Total domestic fuel surcharge revenue, net of the impact of hedging, increased by $49 million in 2010, primarily due to the higher fuel surcharge rates discussed above, as well as the increase in volume for our ground products.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit and Margin

Operating profit in 2010 was positively impacted by the overall economic growth in the U.S., which drove increased volume and yields. Combined with increased network efficiencies and cost containment initiatives, this resulted in strong operating leverage. Network efficiencies have been gained over the last several quarters, as we adjusted our air and ground networks to better match volume levels, and utilized our expanded Worldport facility to utilize larger aircraft as well as increase package sorting efficiency. These changes have resulted in reductions in aircraft block hours, labor hours in our operations, and the overall numbers of employees, resulting in cost savings. The combination of these factors led to an increase in the operating margin in 2010 compared with the corresponding period in 2009. Operating profit was negatively impacted by lower fuel hedging gains in 2010 compared with 2009.

International Package Operations

	Three Months Ended March 31,		Change
	2010	2009	%
Revenue (in millions):
Domestic	$584	$464	25.9%
Export	1,932	1,686	14.6%
Cargo	123	90	36.7%

Total Revenue	$2,639	$2,240	17.8%

Average Daily Package Volume (in thousands):
Domestic	1,364	1,097	24.3%
Export	835	764	9.3%

Total Avg. Daily Package Volume	2,199	1,861	18.2%

Average Revenue Per Piece:
Domestic	$6.80	$6.71	1.3%
Export	36.73	35.03	4.9%
Total Avg. Revenue Per Piece	$18.16	$18.34	(1.0)%

Operating Profit (in millions)	$427	$294	45.2%

Operating Margin	16.2%	13.1%

Operating Days in Period	63	63
Currency Translation Benefit / (Cost)— (in millions)*:
Revenue	$76
Operating Profit	$(9)

*	Net of currency hedging; amount represents the change compared to the prior year.

Volume

Export volume increased, primarily due to strong growth in Asia, where volume growth exceeded 20%. The Europe and U.S. export lanes also had strong volume growth compared with the prior year, as the worldwide economy and world trade began to improve. In 2010, we experienced an overall lengthening of trade lanes, as inter-regional trade increased (including 37% volume growth in our Asia-to-Europe export lane), leading to relatively stronger growth for our higher yielding products.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Non-U.S. domestic volume increased for the quarter, largely due to the acquisition of Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”) in Turkey in the third quarter of 2009. Excluding the acquisition of Unsped, domestic volume growth increased 13%, powered by strength in core European markets.

Revenue Per Piece

Export revenue per piece increased, largely due to the favorable impact of currency exchange rates, higher fuel surcharge rates, and product mix, as well as base rate increases. Currency-adjusted export revenue per piece increased 2.9% for 2010. Domestic revenue per piece increased slightly, primarily due to favorable currency exchange rate fluctuations, as well as the impact of higher fuel surcharge rates. Domestic revenue per piece declined 7.5% on a currency-adjusted basis, largely due to the impact of product mix changes and lower-yielding domestic packages from the Unsped acquisition. Total average revenue per piece decreased 4.4% for the year on a currency-adjusted basis, largely due to the greater volume growth among lower-yielding domestic products.

On January 4, 2010, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. were made throughout the year and varied by geographic market.

Fuel Surcharges

On January 4, 2010, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. Additionally, we adjusted the fuel surcharge tables to reduce the volatility of air surcharges when fuel prices fluctuate. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in the international region where the shipment takes place. Total international fuel surcharge revenue increased by $65 million in 2010, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

Operating Profit and Margin

The increase in operating profit for the quarter was primarily driven by volume increases in all major regions and trade lanes worldwide. Additionally, network efficiencies and cost containment initiatives created operating leverage which contributed to the increase in operating profits. These factors led to an increase in the operating margin in 2010 compared with the corresponding period in 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2010	2009	%
Revenue (in millions):
Forwarding and Logistics	$1,391	$1,197	16.2%
Freight	492	454	8.4%
Other	104	98	6.1%

Total Revenue	$1,987	$1,749	13.6%
Freight LTL Statistics:
Revenue (in millions)	$447	$423	5.7%
Revenue Per Hundredweight	$18.94	$17.29	9.5%
Shipments (in thousands)	2,297	2,344	(2.0)%
Shipments Per Day (in thousands)	36.5	37.2	(2.0)%
Gross Weight Hauled (in millions of lbs)	2,363	2,448	(3.5)%
Weight Per Shipment (in lbs)	1,029	1,045	(1.5)%
Operating Days in Period	63	63
Operating Profit (in millions):
Operating Profit	$53	$40	32.5%
Impact of Loss on Sale of Supply Chain & Freight Business in Germany	38	—

Adjusted Operating Profit	$91	$40	127.5%
Operating Margin	2.7%	2.3%
Adjusted Operating Margin	4.6%	2.3%
Currency Translation Benefit / (Cost) – (in millions)*:
Revenue	$76
Operating Profit	3

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue

Forwarding and logistics revenue increased in the first quarter of 2010, primarily due to growth in the demand for forwarding as a result of the expansion of the global economy, inventory rebuilding and international trade. International air freight and ocean freight experienced solid revenue growth, and were impacted by higher volumes, fuel surcharges, and other accessorial charges. In our logistics products, we experienced growth in mail services, distribution and post-sales services revenue, with solid growth being achieved in the healthcare and technology sectors.

Freight revenue increased, primarily due to higher fuel surcharge rates and a base rate increase that took effect in January 2010. Average LTL shipments per day and weight per shipment declined modestly, as market share gains were more than offset by the overall decline in the LTL market. LTL revenue per hundredweight increased, primarily as a result of the higher fuel surcharge rates, as total fuel surcharge revenue increased $24 million for the quarter primarily resulting from higher diesel fuel prices. An increase in base prices took effect on January 4, 2010, as UPS Freight increased minimum charge, LTL and TL rates an average of 5.7%, covering non-contractual shipments in the United States, Canada, and Mexico.

The other businesses within Supply Chain & Freight experienced an increase in revenue. A primary driver of this increase was our contract to provide air transportation services to the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit and Margin

Operating profit in the forwarding unit increased slightly in the first quarter of 2010, largely due to tonnage increases and lessening margin pressures. During the latter half of 2009, capacity constraints led to rapidly escalating rates on air freight which could not be passed on to customers, resulting in a negative impact to our operating profit and margin. This situation began to improve in the first quarter of 2010, as capacity constraints lessened slightly and we were able to implement revenue management plans which better matched customer pricing with market conditions. The operating profit for our logistics unit strengthened, as margins in our distribution, post-sales services, and mail units expanded.

Our UPS Freight unit incurred an operating loss in the first quarter of 2010, however these results were an improvement compared with the prior year, due to better productivity, increases in base pricing, and the impact of fuel. Productivity metrics increased, including increases in pickup and delivery stops per hour and linehaul utilization. The comparison between 2010 and 2009 operating results was positively impacted by the price of fuel, as surcharge revenue increased at a faster pace than the increase in fuel expense.

The combined operating income for all of our other businesses in this segment increased during the quarter primarily due to improved results at our financial services business unit.

Operating Expenses

	Three Months Ended March 31,		Change
	2010	2009	%
Operating Expenses (in millions):
Compensation and Benefits	$6,539	$6,332	3.3%
Impact of Domestic Package Restructuring Charge	(98)	—

Adjusted Compensation and Benefits	6,441	6,332	1.7%
Repairs and Maintenance	274	276	(0.7)%
Depreciation and Amortization	451	430	4.9%
Purchased Transportation	1,501	1,212	23.8%
Fuel	678	496	36.7%
Other Occupancy	262	272	(3.7)%
Other Expenses	981	1,202	(18.4)%
Impact of Aircraft Impairment Charges	—	(181)
Impact of Loss on Sale of Supply Chain & Freight Business in Germany	(38)	—

Adjusted Other Expenses	943	1,021	(7.6)%

Total Operating Expenses	$10,686	$10,220	4.6%
Adjusted Total Operating Expenses	10,550	10,039	5.1%
Currency Translation (Benefit) Cost	$158

Compensation and Benefits

The increase in compensation and benefits expense during 2010 compared with 2009 was impacted by several items. A large component of this increase was related to benefits expense, which increased primarily due to higher employee health and welfare costs and pension expense. Employee health and welfare program costs were impacted by higher union contribution rates and lower employee turnover in the union workforce. Pension

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

expense increases resulted from higher union contribution rates for multi-employer pension plans, combined with increased service and interest costs, and the amortization of actuarial losses for company-sponsored plans. The interest cost grew due to continued service accruals, while the actuarial losses were primarily due to the negative asset returns experienced in 2008.

These cost increases were partially offset by reductions in certain employee payroll costs, as union labor hours declined, and management payroll decreased as a result of a reduction in the total number of management employees through attrition combined with a wage freeze.

Repairs and Maintenance

Repairs and maintenance expense declined in 2010, largely due to reduced building and facility repairs and maintenance.

Depreciation and Amortization

Depreciation and amortization expense increased in 2010, primarily as a result of higher depreciation expense on equipment and facilities, as certain Worldport assets added in the recent expansion began to be depreciated. Amortization of intangible assets also increased as a result of new intangibles recognized related to the Unsped acquisition in Turkey in 2009, as well as corporate sponsorships entered into in 2010.

Purchased Transportation

The increase in purchased transportation in 2010 was driven by a combination of higher volume in our international package and forwarding businesses, currency fluctuations, and increased fuel surcharge rates charged to us by third-party carriers as a result of higher fuel prices.

Fuel

The increase in fuel expense in 2010 was impacted by higher prices for jet-A fuel, diesel, and unleaded gasoline, but was slightly offset by lower usage of these products in our operations.

Other Occupancy

The decrease in other occupancy expense in 2010 was primarily caused by lower natural gas costs, due to commodity price fluctuations.

Other Expenses

The decline in other expenses in the first quarter of 2010 was largely due to cost containment programs, as we experienced reductions in telecom expenses, employee expense reimbursements, office supplies, and printing costs. We also incurred lower expense associated with customer claims for lost or damaged packages, and lower bad debt expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended March 31,		Change
	2010	2009	%
Investment Income and Interest Expense (in millions):
Investment Income (Loss)	$(4)	$13	N/A
Interest Expense	$(85)	$(82)	3.7%

Investment Income

The decline in investment income in 2010 was largely due to a significantly lower yield earned on our invested assets as a result of declines in short-term interest rates in the United States, a loss on the fair value adjustments of certain investment partnerships, and a loss realized on the sale of investment securities. These factors were partially offset by a higher average balance of interest-earning investments in our portfolio in the first quarter of 2010 compared with the same period of 2009.

Interest Expense

The increase in interest expense was largely due to lower capitalized interest, due to the recent completion of several large construction projects, including our Worldport expansion. This was partially offset by a lower average balance of outstanding debt in the first quarter of 2010 compared with the same period of 2009.

Income Tax Expense

	Three Months Ended March 31,		Change
	2010	2009	%
Income Tax Expense	$420	$248	69.4%
Impact of Change in Tax Filing Status for German Subsidiary	(76)	—
Impact of Sale of Supply Chain & Freight Business in Germany	3	—
Impact of Domestic Package Restructuring Charge	34	—
Impact of Aircraft Impairment Charge	—	65

Adjusted Income Tax Expense	$381	$313	21.7%
Effective Tax Rate	44.1%	38.2%
Adjusted Effective Tax Rate	35.0%	37.7%

Income tax expense increased primarily due to higher pre-tax income. The increase in our effective tax rate in 2010 compared with 2009 was primarily due to the change in the tax filing status of a German subsidiary, and because we are currently unable to recognize the entire potential tax benefit of tax loss carryforwards generated from the sale of a Supply Chain & Freight business in Germany. Our first quarter 2009 income tax provision increased as a result of providing a valuation allowance of $14 million against certain deferred tax assets in our International Package business.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $1.549 billion in the first three months of 2010 from $2.196 billion during the same period of 2009. The decrease in operating cash flow was impacted by higher contributions to our company-sponsored pension plans.

	Three months ended March 31,
	2010	2009
Net income	$533	$401
Non-cash operating activities(a)	998	720
Pension and postretirement plan contributions (UPS-sponsored plans)	(656)	(24)
Income tax receivables and payables	111	306
Changes in working capital and other noncurrent assets and liabilities	562	752
Other operating activities	1	41

Net cash from operating activities	$1,549	$2,196

(a)	Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. The increase in contributions in 2010 was largely due to minimum funding requirements related to the UPS IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $405 million to our company-sponsored pension plans over the remainder of 2010.

Operating cash flow increased in 2010 due to higher net income. Partially offsetting this were changes in our working capital position, as the collection of accounts receivable had a larger impact in the first three months of 2009 compared with the same period in 2010. Accounts receivable normally decline in the first quarter each year, due to the collection of receivables generated in the seasonally strong fourth quarter, however the decline was larger in the first quarter of 2009 as a result of the decrease in revenue among all three of our business segments. Cash flow also benefits in the first quarter of each year as a result of the lack of any required U.S. Federal estimated income tax payments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Used In Investing Activities

Our primary uses of cash flows for investing activities were for capital expenditures, as follows (amounts in millions):

	Three months ended March 31,
	2010	2009
Net cash used in investing activities	$(250)	$(396)

Capital Expenditures:
Buildings and facilities	$86	$192
Aircraft and parts	100	83
Vehicles	49	43
Information technology	48	64

	$283	$382

Capital Expenditures as a % of Revenue	2.4%	3.5%

Other Investing Activities:
Net (increase) decrease in finance receivables	$—	$60
Net (purchases) sales of marketable securities	$24	$(102)
Other sources (uses) of cash from investing activities	$9	$28

We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. In 2010, capital spending on buildings and facilities declined, as a result of completion of the most recent expansion of our Worldport facility in Louisville, KY and our intra-Asia hub in Shenzhen, China. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.

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

RESULTS OF OPERATIONS

Net Cash Provided By (Used In) Financing Activities

Our primary uses of cash flows for financing activities are to repurchase shares, pay cash dividends, and repay debt principal, as follows (amounts in millions, except per share data):

	Three months ended March 31,
	2010	2009
Net cash provided by (used in) financing activities	$(257)	$1,457

Share Repurchases:
Cash expended for shares repurchased	$(278)	$(116)
Number of shares repurchased	(4.5)	(2.5)
Shares outstanding at period-end	990	995
Percent reduction in shares outstanding	(0.4)%	(0.1)%

Dividends:
Dividends declared per share	$0.47	$0.45
Cash expended for dividend payments	$(456)	$(438)

Borrowings:
Net borrowings (repayments) of debt principal	$474	$2,236

Other Financing Activities:
Cash received for common stock issuances	$45	$31
Other sources (uses) of cash from financing activities	$(42)	$(256)

Capitalization (as of March 31 of each year):
Total debt outstanding at period end	$9,954	$12,083
Total shareowners’ equity at period end	7,613	6,780

Total capitalization	$17,567	$18,863
Debt to Total Capitalization %	56.7%	64.1%

As a result of the uncertain economic environment, we have slowed our share repurchase activity during the 2009 and 2010 periods. We currently intend to repurchase shares in 2010 at a rate that will at least offset the dilution from our stock compensation programs. As of March 31, 2010, we had $5.741 billion of our existing share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We increased our quarterly cash dividend payment to $0.47 per share in the first quarter of 2010, compared with the previous $0.45 quarterly dividend rate. We expect to continue the practice of paying regular cash dividends.

Issuances of debt in 2010 consisted primarily of commercial paper, while in 2009 issuances consisted primarily of commercial paper and an offering of fixed rate senior notes (discussed further below). Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of certain tranches of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

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

The cash outflows in other financing activities primarily relate to hedging activities. In conjunction with the senior fixed rate debt offering in the first quarter of 2009, we settled several interest rate derivatives that were designated as hedges of these debt offerings, which resulted in a cash outflow of $243 million.

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $1.276 billion outstanding under this program as of March 31, 2010, with an average interest rate of 0.12%. All of this commercial paper was classified as a current liability as of March 31, 2010. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of March 31, 2010.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 14, 2011. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s and Moody’s. If our public debt ratings are A / A2 or above, the minimum applicable margin is 0.50% and the maximum applicable margin is 1.50%; if our public debt ratings are lower than A / A2, the minimum applicable margin is 1.00% and the maximum applicable margin is 2.50%.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At March 31, 2010, there were no outstanding borrowings under either of these facilities.

In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short or long-term debt securities.

Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We have a stable outlook from Moody’s, and a negative outlook from Standard & Poor’s.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of March 31, 2010 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2010, 10% of net tangible assets is equivalent to $2.244 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of March 31, 2010, our net worth, as defined, was equivalent to $12.702 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2010 have not materially changed from those at December 31, 2009, as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures, such as commitments for aircraft purchases, for the foreseeable future.

Guarantees and Other Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class-action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for that month. After decertification, some plaintiffs filed individual lawsuits raising the same allegations as in the underlying class action. These individual lawsuits are in various stages. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

As of December 31, 2009, we had approximately 254,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. Beginning May 23, 2010, we will begin the process of furloughing 170 of our airline pilots. Any additional furloughs will be phased in based on prevailing economic conditions. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006, and have been under the guidance of the National Mediation Board since January 2008. These talks are currently in recess. In addition, the majority (approximately 3,400) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

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

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections and we intend to vigorously defend ourselves in this proceeding.

We also received and responded to related information requests from competition authorities in other jurisdictions.

We are cooperating with each of these inquiries. At this time, we are unable to determine the amount of any liability that may result from these matters or whether any such liability would have a material adverse effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

There were no accounting standards adopted during the three months ended March 31, 2010 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after March 31, 2010, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2010	December 31, 2009

Energy Derivatives	$—	$—
Currency Derivatives	5	12
Interest Rate Derivatives	100	59

	$105	$71

Our market risks, hedging strategies, and financial instrument positions at March 31, 2010 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The information concerning market risk under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 49-50 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the first quarter of 2010 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2010	0.7	$59.53	0.6	$5,966
February 1 – February 28, 2010	3.8	58.11	3.8	5,744
March 1 – March 31, 2010	0.2	65.22	0.1	5,741

Total January 1 – March 31, 2010	4.7	$58.37	4.5

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In January 2008, the Board of Directors authorized an increase in our share repurchase authorization to $10.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

In February 2010, we entered into an accelerated share repurchase program with a large financial institution, which allowed us to repurchase $186 million of shares (3.0 million shares). The program was completed in April 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008).

†10.1	—	Credit Agreement (364-Day Facility) dated April 15, 2010 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint arrangers and book managers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

†10.2	—	Form of Non-Management Director Restricted Stock Award Agreement.

10.3	—	Form of Restricted Stock Unit Award Agreement for the 2010 Long-Term Incentive Performance (LTIP) Awards (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 3, 2010).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith.
††	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: May 7, 2010	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)