Form 10-Q
period 2010-06-30
UNITED PARCEL SERVICE INC
filed 2010-08-09
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010, or

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

There were 265,675,246 Class A shares, and 725,020,296 Class B shares, with a par value of $0.01 per share, outstanding at July 29, 2010.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2010 (unaudited) and December 31, 2009

(In millions)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,252	$1,542
Marketable securities	755	558
Accounts receivable, net	5,110	5,369
Finance receivables, net	266	287
Deferred income tax assets	552	585
Income tax receivable	284	266
Other current assets	805	668

Total Current Assets	11,024	9,275
Property, Plant and Equipment, Net	17,615	17,979
Goodwill	2,050	2,089
Intangible Assets, Net	628	596
Non-Current Finance Receivables, Net	312	337
Other Non-Current Assets	1,640	1,607

Total Assets	$33,269	$31,883

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,637	$853
Accounts payable	1,708	1,766
Accrued wages and withholdings	1,909	1,416
Self-insurance reserves	771	757
Income taxes accrued	291	258
Other current liabilities	1,371	1,189

Total Current Liabilities	7,687	6,239
Long-Term Debt	8,614	8,668
Pension and Postretirement Benefit Obligations	4,947	5,457
Deferred Income Tax Liabilities	1,429	1,293
Self-Insurance Reserves	1,764	1,732
Other Non-Current Liabilities	898	798
Shareowners’ Equity:
Class A common stock (269 and 285 shares issued in 2010 and 2009)	3	3
Class B common stock (724 and 711 shares issued in 2010 and 2009)	7	7
Additional paid-in capital	5	2
Retained earnings	13,067	12,745
Accumulated other comprehensive loss	(5,217)	(5,127)
Deferred compensation obligations	101	108
Less: Treasury stock (2 shares in 2010 and 2009)	(101)	(108)

Total Equity for Controlling Interests	7,865	7,630
Total Equity for Non-Controlling Interests	65	66

Total Shareowners’ Equity	7,930	7,696

Total Liabilities and Shareowners’ Equity	$33,269	$31,883

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$12,204	$10,829	$23,932	$21,767
Operating Expenses:
Compensation and benefits	6,515	6,330	13,054	12,662
Repairs and maintenance	281	273	555	549
Depreciation and amortization	449	426	900	856
Purchased transportation	1,613	1,188	3,114	2,400
Fuel	717	539	1,395	1,035
Other occupancy	216	225	478	497
Other expenses	1,011	953	1,992	2,155

Total Operating Expenses	10,802	9,934	21,488	20,154

Operating Profit	1,402	895	2,444	1,613

Other Income and (Expense):
Investment income (loss)	(18)	(22)	(22)	(9)
Interest expense	(84)	(181)	(169)	(263)

Total Other Income and (Expense)	(102)	(203)	(191)	(272)

Income Before Income Taxes	1,300	692	2,253	1,341
Income Tax Expense	455	247	875	495

Net Income	$845	$445	$1,378	$846

Basic Earnings Per Share	$0.85	$0.45	$1.39	$0.85

Diluted Earnings Per Share	$0.84	$0.44	$1.37	$0.84

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$845	$445	$1,378	$846
Change in foreign currency translation adjustment	(92)	38	(220)	(37)
Change in unrealized gain (loss) on marketable securities, net of tax	16	24	35	21
Change in unrealized gain (loss) on cash flow hedges, net of tax	(27)	(91)	12	(49)
Change in unrecognized pension and postretirement benefit costs, net of tax	41	40	83	79

Comprehensive income	$783	$456	$1,288	$860

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,378	$846
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	900	856
Pension and postretirement benefit expense	448	441
Pension and postretirement benefit contributions	(812)	(180)
Self-insurance reserves	46	(81)
Deferred taxes, credits and other	35	(39)
Stock compensation expense	238	219
Asset impairment charges	—	181
Other (gains) losses	128	2
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	42	852
Other current assets	(18)	101
Accounts payable	(1)	(293)
Accrued wages and withholdings	512	274
Other current liabilities	111	(96)
Other operating activities	5	72

Net cash from operating activities	3,012	3,155

Cash Flows From Investing Activities:
Capital expenditures	(664)	(671)
Proceeds from disposals of property, plant and equipment	40	17
Purchases of marketable securities	(1,024)	(1,428)
Sales and maturities of marketable securities	898	1,430
Net (increase) decrease in finance receivables	46	155
Other investing activities	96	82

Net cash used in investing activities	(608)	(415)

Cash Flows From Financing Activities:
Net change in short-term debt	826	(871)
Proceeds from long-term borrowings	54	3,134
Repayments of long-term borrowings	(219)	(1,360)
Purchases of common stock	(443)	(247)
Issuances of common stock	106	68
Dividends	(911)	(876)
Other financing activities	(59)	(283)

Net cash used in financing activities	(646)	(435)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(48)	6

Net Increase (Decrease) In Cash And Cash Equivalents	1,710	2,311
Cash And Cash Equivalents:
Beginning of period	1,542	507

End of period	$3,252	$2,818

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2010, our results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, finance receivables, and accounts payable approximate fair value as of June 30, 2010. The fair value of our investment securities is disclosed in Note 4, our short and long-term debt in Note 8, and our derivative instruments in Note 13.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

There were no accounting standards adopted during the three months ended June 30, 2010 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after June 30, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

NOTE 3. STOCK-BASED COMPENSATION

We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and management incentive awards to eligible employees. The primary

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the second quarter of 2010, we granted stock option and restricted performance unit (“RPU”) awards to eligible management employees under the UPS Long-Term Incentive Program. Stock options are granted to a limited group of senior management, while the entire eligible population receives awards in the form of RPUs. Stock option and RPU awards will generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs). The options granted will expire ten years after the date of grant. In the second quarter of 2010, we granted 0.2 million stock options and 1.8 million RPUs at a grant price of $67.18. In the second quarter of 2009, we granted 0.3 million stock options and 2.2 million RPUs at a grant price of $55.83. The fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $14.83 and $10.86 for 2010 and 2009, respectively, using the following assumptions:

	2010	2009
Expected life (in years)	7.5	7.5
Risk-free interest rate	3.30%	3.22%
Expected volatility	23.59%	23.16%
Expected dividend yield	2.70%	3.25%

Awards granted under the Management Incentive Awards program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2010 and 2009 was $136 and $113 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2010 and 2009 was $238 and $219 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale as of June 30, 2010 and December 31, 2009 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2010
Current marketable securities:
U.S. government and agency debt securities	$128	$4	$—	$132
Mortgage and asset-backed debt securities	214	3	—	217
Corporate debt securities	295	7	—	302
U.S. state and local municipal debt securities	42	—	—	42
Other debt and equity securities	58	4	—	62

Current marketable securities	737	18	—	755
Non-current marketable securities:
Asset-backed debt securities	108	—	(4)	104
U.S. state and local municipal debt securities	76	—	(11)	65
Common equity securities	20	10	—	30
Preferred equity securities	16	1	(2)	15

Non-current marketable securities	220	11	(17)	214

Total marketable securities	$957	$29	$(17)	$969

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Current marketable securities:
U.S. government and agency debt securities	$126	$—	$(1)	$125
Mortgage and asset-backed debt securities	158	2	(1)	159
Corporate debt securities	213	6	—	219
U.S. state and local municipal debt securities	22	—	—	22
Other debt and equity securities	28	5	—	33

Current marketable securities	547	13	(2)	558
Non-current marketable securities:
Asset-backed debt securities	150	—	(38)	112
U.S. state and local municipal debt securities	115	—	(26)	89
Common equity securities	21	10	—	31
Preferred equity securities	16	—	(1)	15

Non-current marketable securities	302	10	(65)	247

Total marketable securities	$849	$23	$(67)	$805

Auction Rate Securities

At June 30, 2010, we held $200 million in cost basis of investments in auction rate securities. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. state and local municipal securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

which are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations or money market securities. Substantially all of our investments in auction rate securities maintain investment-grade ratings of BBB / Baa or higher by Standard & Poor’s Rating Service (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”), respectively.

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have continued to classify all of our investments in auction rate securities as non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of June 30, 2010. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature. In the first six months of 2010, auction rate securities with a par value of $39 million were successfully auctioned, resulting in their liquidation with no realized gain or loss.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. We estimated the fair value of these securities after considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities. As a result, we recorded an after-tax unrealized loss of $10 million on these securities as of June 30, 2010 in other comprehensive income ($16 million pre-tax), reflecting the decline in the estimated fair value of these securities.

Investment Other-Than-Temporary Impairments

During the second quarter of 2010, we recorded impairment losses on certain asset-backed auction rate securities. The impairment charge results from the provisions that allow the issuers of the securities to subordinate our holdings to newly issued debt or to tender for the securities at less than their par value. These securities, which had a cost basis of $128 million, were written down to their fair value of $107 million as of June 30, 2010, as an other-than-temporary impairment. The $21 million total impairment charge during the quarter was recorded in investment income (loss) on the income statement.

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

Other than as previously discussed, we have concluded that no other-than-temporary impairment losses existed as of June 30, 2010. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information

The amortized cost and estimated fair value of marketable securities at June 30, 2010, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$105	$105
Due after one year through three years	269	273
Due after three years through five years	47	49
Due after five years	461	454

	882	881
Equity securities	75	88

	$957	$969

Restricted Cash

We had $286 million of restricted cash related to our self-insurance requirements, as of June 30, 2010 and December 31, 2009, which is reported in “Other Non-Current Assets” on the consolidated balance sheet.

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. These securities were valued as of June 30, 2010 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
June 30, 2010
Marketable Securities:
U.S. Government and Agency Debt Securities	$132	$—	$—	$132
Mortgage and Asset-Backed Debt Securities	—	217	104	321
Corporate Debt Securities	—	302	—	302
U.S. State and Local Municipal Debt Securities	—	42	65	107
Other Debt and Equity Securities	52	40	15	107
Other investments	—	—	278	278

Total	$184	$601	$462	$1,247

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
December 31, 2009
Marketable Securities:
U.S. Government and Agency Debt Securities	$125	$—	$—	$125
Mortgage and Asset-Backed Debt Securities	—	159	112	271
Corporate Debt Securities	—	219	—	219
U.S. State and Local Municipal Debt Securities	—	22	89	111
Other Debt and Equity Securities	54	10	15	79
Other investments	—	—	301	301

Total	$179	$410	$517	$1,106

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2010 (in millions).

	Marketable Securities	Other Investments	Total
Balance on April 1, 2010	$211	$290	$501
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(21)	(12)	(33)
Included in accumulated other comprehensive income (pre-tax)	22	—	22
Purchases, issuances, and settlements	(28)	—	(28)

Balance on June 30, 2010	$184	$278	$462

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2010 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2010	$216	$301	$517
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(28)	(23)	(51)
Included in accumulated other comprehensive income (pre-tax)	48	—	48
Purchases, issuances, and settlements	(52)	—	(52)

Balance on June 30, 2010	$184	$278	$462

There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2010 and 2009.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2010 and December 31, 2009 consist of the following (in millions):

	2010	2009
Vehicles	$5,426	$5,480
Aircraft (including aircraft under capitalized leases)	14,069	13,777
Land	1,068	1,079
Buildings	3,075	3,076
Building and leasehold improvements	2,810	2,800
Plant equipment	6,550	6,371
Technology equipment	1,560	1,591
Equipment under operating leases	134	145
Construction-in-progress	189	488

	34,881	34,807
Less: Accumulated depreciation and amortization	(17,266)	(16,828)

	$17,615	$17,979

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and six month period ended June 30, 2010 and 2009 (in millions):

Three Months Ended June 30,	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2010	2009	2010	2009	2010	2009
Net Periodic Cost:
Service cost	$180	$173	$21	$22	$6	$5
Interest cost	299	282	54	53	9	7
Expected return on assets	(399)	(372)	(6)	(7)	(8)	(6)
Amortization of:
Transition obligation	—	1	—	—	—	—
Prior service cost	43	44	1	1	—	—
Actuarial (gain) loss	20	12	4	4	—	1
Settlements / curtailments	—	3	—	—	—	—

Net periodic benefit cost	$143	$143	$74	$73	$7	$7

Six Months Ended June 30,	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2010	2009	2010	2009	2010	2009
Net Periodic Cost:
Service cost	$361	$345	$43	$43	$12	$10
Interest cost	599	565	107	106	17	14
Expected return on assets	(799)	(744)	(11)	(14)	(17)	(12)
Amortization of:
Transition obligation	—	2	—	—	—	—
Prior service cost	86	89	2	3	—	—
Actuarial (gain) loss	39	23	8	7	1	1
Settlements / curtailments	—	3	—	—	—	—

Net periodic benefit cost	$286	$283	$149	$145	$13	$13

During the first six months of 2010, we contributed $767 and $45 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $384 and $44 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in 2010 will bring significant changes to the U.S. health care system. The legislation eliminated the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage; however, this

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

impact was not material to our financial results. We are evaluating the long-term impacts of this legislation to us. It is difficult to estimate the impact due to the nature of our workforce, the various years in which certain provisions become applicable, and the fact that additional regulatory and rule setting guidance will be occurring. Our initial estimate is that we will incur an additional $50 to $65 million of annual expense beginning in 2011, which is primarily due to the multiple coverage provisions of the legislation which require the expansion of dependent coverage to age 26, among other requirements.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2010 and December 31, 2009 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2009 balance	$—	$374	$1,715	$2,089
Acquired	—	—	—	—
Currency / Other	—	(9)	(30)	(39)

June 30, 2010 balance	—	$365	$1,685	$2,050

The decrease in goodwill in the International Package and Supply Chain & Freight segments was due to the impact of the strengthening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

The following is a summary of intangible assets as of June 30, 2010 and December 31, 2009 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2010:
Trademarks, licenses, patents, and other	$185	$(27)	$158
Customer lists	105	(59)	46
Franchise rights	109	(49)	60
Capitalized software	1,893	(1,529)	364

Total Intangible Assets, Net	$2,292	$(1,664)	$628

December 31, 2009:
Trademarks, licenses, patents, and other	$132	$(9)	$123
Customer lists	107	(52)	55
Franchise rights	109	(46)	63
Capitalized software	1,812	(1,457)	355

Total Intangible Assets, Net	$2,160	$(1,564)	$596

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of June 30, 2010 and December 31, 2009 consists of the following (in millions):

	Maturity	2010	2009
Commercial paper	2010	$1,528	$672
4.50% senior notes	2013	1,813	1,773
3.875% senior notes	2014	1,060	1,023
5.50% senior notes	2018	804	758
5.125% senior notes	2019	1,043	991
6.20% senior notes	2038	1,480	1,480
8.375% debentures	2020-2030	738	739
Floating rate senior notes	2049-2053	397	409
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031-2050	741	791
Capital lease obligations	2010-2021	310	369
UPS Notes		—	175
Other debt	2010-2012	17	21

Total debt		10,251	9,521
Less current maturities		(1,637)	(853)

Long-term debt		$8,614	$8,668

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.528 billion outstanding under this program as of June 30, 2010, with an average interest rate of 0.14%. As of June 30, 2010, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of June 30, 2010.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At June 30, 2010, there were no outstanding borrowings under either of these facilities.

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

Debt Covenants

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of June 30, 2010 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2010, 10% of net tangible assets is equivalent to $2.290 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2010, our net worth, as defined, was equivalent to $13.082 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $10.727 and $10.216 billion as of June 30, 2010 and December 31, 2009, respectively.

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

As of December 31, 2009, we had approximately 254,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. In May 2010, we began the process of furloughing 170 of our airline pilots. Any additional furloughs will be phased in based on prevailing economic conditions. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006, and have been under the guidance of the National Mediation Board since January 2008. These talks are currently in recess. In addition, the majority (approximately 3,400) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

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

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding.

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

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2010, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of June 30, 2010, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the six months ended June 30, 2010 and 2009 (in millions, except per share amounts):

	2010		2009
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	285	$3	314	$3
Common stock purchases	(3)	—	(5)	—
Stock award plans	2	—	2	—
Common stock issuances	2	—	2	—
Conversions of Class A to Class B common stock	(17)	—	(17)	—

Class A shares issued at end of period	269	$3	296	$3

Class B Common Stock
Balance at beginning of period	711	$7	684	$7
Common stock purchases	(4)	—	—	—
Conversions of Class A to Class B common stock	17	—	17	—

Class B shares issued at end of period	724	$7	701	$7

Additional Paid-In Capital
Balance at beginning of period		$2		$—
Stock award plans		206		211
Common stock purchases		(318)		(248)
Common stock issuances		115		96

Balance at end of period		$5		$59

Retained Earnings
Balance at beginning of period		$12,745		$12,412
Net income		1,378		846
Dividends ($0.94 and $0.90 per share)		(947)		(906)
Common stock purchases		(109)		—

Balance at end of period		$13,067		$12,352

We currently intend to repurchase shares in 2010 at a rate that will at least offset the dilution from our stock compensation programs. We repurchased a total of 6.9 million shares of Class A and Class B common stock for $427 million during the six months ended June 30, 2010, and 5.1 million shares for $248 million during the six months ended June 30, 2009. As of June 30, 2010, we had $5.576 billion of our share repurchase authorization remaining.

In February 2010, we entered into an accelerated share repurchase program with a large financial institution, which allowed us to repurchase $186 million of shares (3.0 million shares). The program was completed in April 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2010 and 2009 is as follows (in millions):

	2010	2009
Foreign currency translation gain (loss):
Balance at beginning of period	$37	$(38)
Aggregate adjustment for the period	(220)	(37)

Balance at end of period	(183)	(75)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(27)	(60)
Current period changes in fair value (net of tax effect of $12, and $(6))	20	11
Reclassification to earnings (net of tax effect of $9 and $7)	15	10

Balance at end of period	8	(39)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(200)	(107)
Current period changes in fair value (net of tax effect of $15 and $38)	26	63
Reclassification to earnings (net of tax effect of $(9) and $(67))	(14)	(112)

Balance at end of period	(188)	(156)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(4,937)	(5,437)
Reclassification to earnings (net of tax effect of $53 and $46)	83	79

Balance at end of period	(4,854)	(5,358)

Accumulated other comprehensive income (loss) at end of period	$(5,217)	$(5,628)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the six months ended June 30, 2010 and 2009 is as follows (in millions):

	2010		2009
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$108		$121
Reinvested dividends		3		2
Benefit payments		(10)		(16)

Balance at end of period		$101		$107

Treasury Stock
Balance at beginning of period	(2)	$(108)	(2)	$(121)
Reinvested dividends	—	(3)	—	(2)
Benefit payments	—	10	—	16

Balance at end of period	(2)	$(101)	(2)	$(107)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests currently on our balance sheet primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey, and portions of the Central Asia region, which was formed in the third quarter of 2009. The activity related to our noncontrolling interests is presented below for the six months ended June 30, 2010 and 2009 (in millions):

	2010	2009
Noncontrolling Interests
Balance at beginning of period	$66	$—
Acquired noncontrolling interests	—	—
Dividends attributable to noncontrolling interests	(1)	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$65	$—

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
U.S. Domestic Package	$7,269	$6,789	$14,371	$13,738
International Package	2,771	2,246	5,410	4,486
Supply Chain & Freight	2,164	1,794	4,151	3,543

Consolidated	$12,204	$10,829	$23,932	$21,767

Operating Profit:
U.S. Domestic Package	$748	$476	$1,310	$860
International Package	521	293	948	587
Supply Chain & Freight	133	126	186	166

Consolidated	$1,402	$895	$2,444	$1,613

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

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to common shareowners	$845	$445	$1,378	$846

Denominator:
Weighted average shares	991	995	991	995
Deferred compensation obligations	2	2	2	2
Vested portion of restricted shares	1	1	1	1

Denominator for basic earnings per share	994	998	994	998

Effect of dilutive securities:
Restricted performance units	3	2	3	2
Restricted stock units	6	4	6	3
Stock option plans	—	—	—	—

Denominator for diluted earnings per share	1,003	1,004	1,003	1,003

Basic earnings per share	$0.85	$0.45	$1.39	$0.85

Diluted earnings per share	$0.84	$0.44	$1.37	$0.84

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share for the three months ended June 30, 2010 and 2009 exclude the effect of 9.8 and 17.2 million shares of common stock (12.3 and 17.7 million for the six months ended June 30, 2010 and 2009), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have designated and account for interest rate swaps that convert fixed rate interest payments into floating rate interest payments as hedges of the fair value of the associated debt instruments. Therefore, the gains and losses resulting from fair value adjustments to the interest rate swaps and fair value adjustments to the associated debt instruments are recorded to interest expense in the period in which the gains and losses occur. Upon termination of the hedge relationship, any cumulative fair value adjustments to the debt instruments are amortized or accreted to interest expense on the effective yield method over the remaining term of the debt. We have designated and account for interest rate swaps that convert floating rate interest payments into fixed rate interest payments as cash flow hedges of the forecasted payment obligations. The gains and losses resulting from fair value adjustments to the interest rate swap are recorded to AOCI.

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

Outstanding Positions:

As of June 30, 2010 and December 31, 2009, the notional amounts of our outstanding derivative positions were as follows:

	June 30, 2010 Notional Value (in millions)		December 31, 2009 Notional Value (in millions)
Currency Hedges:
Euro		€1,310		€1,372
British Pound Sterling		£757		£692
Canadian Dollar	C$	182	C$	228

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$3,675		$3,751
Floating to Fixed Interest Rate Swaps		$28		$28

As of June 30, 2010, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 40 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	June 30, 2010 Fair Value	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$137	$63
Interest rate contracts	Other non-current assets	Level 2	211	74

Total Asset Derivatives			$348	$137

Liability Derivatives	Balance Sheet Location		June 30, 2010 Fair Value	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	(162)	(51)
Interest rate contracts	Other non-current liabilities	Level 2	(8)	(13)
Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	Level 2	(2)	(2)

Total Liability Derivatives			$(172)	$(66)

Our foreign currency, interest rate, and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and commodity forward prices, and therefore are classified as Level 2.

Income Statement Recognition:

The following table indicates the amount and location in the income statement for the three and six months ended June 30, 2010 and 2009 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Three Months Ended June 30, 2010:
Derivative Instruments in Cash Flow Hedging Relationships	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2009 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2009 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(2)	$1	Interest Expense	$(5)	$(4)
Foreign exchange contracts	(86)	2	Interest Expense	5	2
Foreign exchange contracts	102	(114)	Revenue	58	37
Commodity contracts	—	—	Revenue	—	—

Total	$14	$(111)		$58	$35

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2010:
Derivative Instruments in Cash Flow Hedging Relationships	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2009 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2009 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(1)	$127	Interest Expense	$(9)	$(6)
Foreign exchange contracts	(111)	(1)	Interest Expense	(50)	(1)
Foreign exchange contracts	153	(25)	Revenue	82	104
Commodity contracts	—	—	Revenue	—	82

Total	$41	$101		$23	$179

As of June 30, 2010, $83 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2011. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2010 and 2009.

The following table indicates the amount and location in the income statement in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2010 and 2009 (in millions).

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	2009 Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	2009 Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$131	$26	Fixed-Rate Debt and Capital Leases	Interest Expense	$(131)	$(26)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$172	$26	Fixed-Rate Debt and Capital Leases	Interest Expense	$(172)	$(26)

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables, however the income statement impact of these hedges was not material for any period presented. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our balance sheet. The following is a summary of the amounts recorded in the income statement related to fair value changes and settlements of these foreign currency forward contracts not designated as hedges (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	2009 Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Foreign Exchange Contracts	Other Operating Expenses	$7	$(29)

Six Months Ended June 30:
Foreign Exchange Contracts	Other Operating Expenses	$25	$(9)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The foreign exchange forward contracts are settled at the end of each month, and therefore no asset or liability was recorded on the balance sheet at June 30, 2010.

NOTE 14. RESTRUCTURING COSTS AND RELATED EXPENSES

In the first quarter of 2010, we incurred restructuring costs associated with the termination of employees, facility consolidations and other costs directly related to restructuring initiatives. These initiatives have resulted from the rationalization of acquired companies, as well as restructuring activities associated with cost containment and operational efficiency programs.

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

U.S. Domestic Package Restructuring

In an effort to improve performance in the U.S. Domestic Package segment, we announced a program to streamline our domestic management structure in January 2010. As part of this restructuring, we are reducing the number of domestic districts and regions in our U.S. small package operation, in order to better align our operations geographically and allow more local decision-making and resources to be deployed for our customers. Effective in April 2010, we reduced our U.S. regions from five to three and our U.S. districts from 46 to 20. The restructuring will eliminate approximately 1,800 management and administrative positions in the U.S. To facilitate this goal, approximately 1,100 employees were offered voluntary severance packages. Other impacted employees received severance benefits and access to support programs based on length of service. We recorded a pre-tax charge of $98 million ($64 million after-tax) in the first quarter of 2010 related to the costs of this program, which reflects the value of voluntary retirement benefits, severance benefits and unvested stock compensation. Throughout the remainder of 2010, we will incur additional costs related to relocation of employees and other restructuring activities, however we believe those costs will be more than offset by savings from the staffing reductions.

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

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. During the third quarter of 2009, we received a refund of $271 million as a result of the resolution of tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. During the second quarter of 2010, we resolved all unagreed issues with the IRS Appeals Office for tax years 2003 and

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2004. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2005. Along with the audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment. We anticipate receipt of the IRS reports on non-income tax matters by the end of the fourth quarter of 2010. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 1999 through 2002. We will file all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 2003 and 2004 by the end of the third quarter of 2010. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2009 and those described from time to time in our reports subsequently filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Overview

Our U.S. Domestic Package, International Package, and Supply Chain & Freight segments were all impacted by the improving worldwide economic situation in the first half of 2010 compared with 2009, leading to improvements in volume, revenue, and operating profit. Significant portions of the world economy are experiencing improved economic growth, international trade, inventory rebuilding, and retail sales. These trends allow us to leverage our transportation network, and provided for stronger operating results in the first half of 2010 in comparison with the first half of 2009.

In addition to the improved volume and revenue trends, cost containment initiatives and better network efficiencies undertaken over the last several quarters also positively impacted our results. We have continued to invest in our transportation network. During the first half of 2010 we opened the second phase of our Worldport expansion, which will allow the use of larger and more fuel-efficient aircraft and further improve network efficiencies. We opened our new intra-Asia air hub in Shenzhen, China, which will allow us to better serve our customers by reducing time in transit for shipments in the region. We have also streamlined our domestic management structure, sold a non-core supply chain business, and continued to better align our cost structure with current volume levels.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions)	$12,204	$10,829	12.7%	$23,932	$21,767	9.9%
Operating Expenses (in millions)	10,802	9,934	8.7%	21,488	20,154	6.6%

Operating Profit (in millions)	$1,402	$895	56.6%	$2,444	$1,613	51.5%
Operating Margin	11.5%	8.3%		10.2%	7.4%
Average Daily Package Volume (in thousands)	14,802	14,284	3.6%	14,863	14,410	3.1%
Average Revenue Per Piece	$10.47	$9.78	7.1%	$10.35	$9.86	5.0%
Net Income (in millions)	$845	$445	89.9%	$1,378	$846	62.9%
Basic Earnings Per Share	$0.85	$0.45	88.9%	$1.39	$0.85	63.5%
Diluted Earnings Per Share	$0.84	$0.44	90.9%	$1.37	$0.84	63.1%

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Expenses:
Aircraft impairment charge	$—	$—	$—	$181
Restructuring charge	—	—	98	—
Loss on sale of business	—	—	38	—
Interest Expense:
Currency remeasurement charge	—	77	—	77
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	—	(29)	(37)	(94)
Change in tax filing status for German subsidiary	—	—	76	—

Aircraft Impairment Charge

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Currency Remeasurement Charge

In the second quarter of 2009, we took a $77 million pre-tax charge ($48 million after-tax) for the remeasurement of certain obligations denominated in foreign currencies, in which hedge accounting was not able to be applied.

Change in Tax Filing Status for German Subsidiary

In the first quarter of 2010, we changed the tax status of a German subsidiary that was taxable in the U.S. and its local jurisdiction to one that is solely taxed in its local jurisdiction. As a result of this change in tax status, we recorded a non-cash charge of $76 million to income tax expense, which resulted primarily from the write-off of related deferred tax assets which will not be realizable following the change in tax status.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions):
Next Day Air	$1,463	$1,315	11.3%	$2,845	$2,696	5.5%
Deferred	698	652	7.1%	1,392	1,345	3.5%
Ground	5,108	4,822	5.9%	10,134	9,697	4.5%

Total Revenue	$7,269	$6,789	7.1%	$14,371	$13,738	4.6%
Average Daily Package Volume (in thousands):
Next Day Air	1,180	1,180	0.0%	1,163	1,185	(1.9)%
Deferred	845	879	(3.9)%	872	890	(2.0)%
Ground	10,593	10,406	1.8%	10,637	10,495	1.4%

Total Avg. Daily Package Volume	12,618	12,465	1.2%	12,672	12,570	0.8%
Average Revenue Per Piece:
Next Day Air	$19.37	$17.41	11.3%	$19.26	$17.91	7.5%
Deferred	12.91	11.59	11.4%	12.57	11.90	5.6%
Ground	7.53	7.24	4.0%	7.50	7.28	3.0%
Total Avg. Revenue Per Piece	$9.00	$8.51	5.8%	$8.93	$8.61	3.7%
Operating Profit (in millions):
Operating Profit	$748	$476	57.1%	$1,310	$860	52.3%
Impact of Restructuring Charge	—	—		98	—
Impact of Aircraft Impairment Charge	—	—		—	181

Adjusted Operating Profit	$748	$476	57.1%	$1,408	$1,041	35.3%
Operating Margin	10.3%	7.0%		9.1%	6.3%
Adjusted Operating Margin	10.3%	7.0%		9.8%	7.6%
Operating Days in Period	64	64		127	127

Volume

In the second quarter of 2010, our overall volume increased as improvements in industrial production and retail sales increased overall demand in the U.S. small package market. Overall average daily package volume increased at the strongest rate since the fourth quarter of 2007. Among our air products, letter volume declined largely due to weakness in the financial and other service industries. However, our air package volume performed relatively better as inventory rebuilding in the manufacturing and retailing sectors impacted growth. The increased volume for our ground products was driven by higher commercial ground volume and growth in our basic product, reflecting the impact of the strengthening economy.

Revenue Per Piece

Overall revenue per piece increased for our ground and air products in the second quarter of 2010 at the strongest rate since the third quarter of 2008, due to a combination of base price increases, fuel surcharge rate changes, and a shift in product mix. The revenue per piece for our air products improved due to increased fuel surcharge rates, higher average package weights, and relatively higher growth in our premium products such as Next Day Air Early AM. The improvement in revenue per piece for our ground products was due to increased fuel surcharge rates, but was partially offset by a mix shift towards lower yielding products.

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

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	% Point	2010	2009	% Point
Next Day Air / Deferred	8.5%	0.3%	8.2%	7.8%	2.0%	5.8%
Ground	5.5%	2.5%	3.0%	5.3%	3.0%	2.3%

On January 4, 2010, we modified the fuel surcharge on air services by reducing the index used to determine the fuel surcharge by 2%. Additionally, we adjusted the fuel surcharge tables to better align the surcharges between our air and ground products, and to reduce the volatility of air surcharges when fuel prices fluctuate. The 2010 increase in the air and ground fuel surcharges was due to the significant increase in jet and diesel fuel prices, but was partially offset by the reduction in the index on the air surcharge. Total domestic fuel surcharge revenue, net of the impact of hedging, increased by $261 million in second quarter of 2010 ($310 million year-to-date), primarily due to the higher fuel surcharge rates discussed above, as well as the increase in volume for our ground products.

Operating Profit and Margin

Operating profit in 2010 was positively impacted by the overall economic growth in the U.S., which drove increased volume and yields. Combined with increased network efficiencies and cost containment initiatives, this resulted in strong operating leverage. Network efficiencies have been gained over the last several quarters, as we adjusted our air and ground networks to better match volume levels, and utilized our expanded Worldport facility to utilize larger aircraft as well as increase package sorting efficiency. These changes have resulted in reductions in aircraft block hours, labor hours in our operations, and vehicle miles driven, resulting in cost savings. The combination of these factors led to an increase in the operating margin in 2010 compared with the corresponding period in 2009.

Operating profit also benefited from the approximate two month time lag between fuel price changes and when the monthly surcharge rates are applied to package shipments. Rapid declines in fuel prices in the first quarter of 2009 reduced the air fuel surcharge rate to zero for much of the second quarter of 2009. Subsequent increases in fuel prices, and the impact on the fuel surcharge, resulted in fuel positively impacting the change in operating profit in 2010 compared with 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions):
Domestic	$561	$478	17.4%	$1,145	$942	21.5%
Export	2,085	1,677	24.3%	4,017	3,363	19.4%
Cargo	125	91	37.4%	248	181	37.0%

Total Revenue	$2,771	$2,246	23.4%	$5,410	$4,486	20.6%
Average Daily Package Volume (in thousands):
Domestic	1,337	1,079	23.9%	1,350	1,088	24.1%
Export	847	740	14.5%	841	752	11.8%

Total Avg. Daily Package Volume	2,184	1,819	20.1%	2,191	1,840	19.1%
Average Revenue Per Piece:
Domestic	$6.56	$6.92	(5.2)%	$6.68	$6.82	(2.1)%
Export	38.46	35.41	8.6%	37.61	35.21	6.8%
Total Avg. Revenue Per Piece	$18.93	$18.51	2.3%	$18.55	$18.42	0.7%
Average Revenue Per Piece (Currency-Adjusted)*
Domestic	$6.56	$6.84	(4.1)%	$6.68	$7.09	(5.8)%
Export	38.46	35.66	7.9%	37.61	35.67	5.4%
Total Avg. Revenue Per Piece	$18.93	$18.56	2.0%	$18.55	$18.77	(1.2)%
*2009 revenue adjusted to 2010 currency exchange rates.
Operating Profit (in millions)	$521	$293	77.8%	$948	$587	61.5%
Operating Margin	18.8%	13.0%		17.5%	13.1%
Operating Days in Period	64	64		127	127
Currency Translation Benefit / (Cost)— (in millions)*:
Revenue	$7			$83
Operating Profit	$17			$8

*	Net of currency hedging; amount represents the change compared to the prior year.

Volume

Export volume increased for the quarter, primarily due to strong growth in Asia, where volume growth exceeded 40%. The Europe and U.S. export lanes also had strong volume growth for the quarter, exceeding 10% compared with the prior year, as the worldwide economy and world trade continued to improve. In 2010, we experienced an overall lengthening of trade lanes, as inter-regional trade increased (especially in our Asia-to-Europe export lane), leading to relatively stronger growth for our higher yielding products. Our premium product, Worldwide Express, had volume growth exceeding 20% for the quarter.

Non-U.S. domestic volume increased sharply for the quarter, largely due to the acquisition of Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”) in Turkey in the third quarter of 2009. Excluding the acquisition of Unsped, domestic volume growth increased 13%, powered by strength in core European markets and Canada.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenue Per Piece

Export revenue per piece increased for the quarter, largely due to higher fuel surcharge rates and base rate increases, as well as the impact of product mix as higher-yielding products (such as Worldwide Express) grew at a relatively faster pace. The impact of currency, net of hedging, resulted in a slight benefit to revenue growth during the quarter. Domestic revenue per piece decreased, primarily due to the impact of lower-yielding domestic packages from the Unsped acquisition. Total average revenue per piece increased 2.0% for the quarter on a currency-adjusted basis.

On January 4, 2010, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. were made throughout the year and varied by geographic market.

Fuel Surcharges

On January 4, 2010, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. Additionally, we adjusted the fuel surcharge tables to reduce the volatility of air surcharges when fuel prices fluctuate. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in the international region where the shipment takes place. Total international fuel surcharge revenue increased by $120 million for the second quarter in 2010 ($185 million year-to-date), due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

Operating Profit and Margin

The increase in operating profit for the quarter was primarily driven by volume increases in all major regions and trade lanes worldwide. Additionally, network efficiencies and cost containment initiatives created operating leverage which contributed to the increase in operating profits. During the quarter, our in-country cost per piece declined 4%, and aircraft block hours increased at a slower rate than the increase in volume. These factors led to an increase in the operating margin in 2010 compared with the corresponding period in 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions):
Forwarding and Logistics	$1,498	$1,183	26.6%	$2,889	$2,380	21.4%
Freight	555	507	9.5%	1,047	961	8.9%
Other	111	104	6.7%	215	202	6.4%

Total Revenue	$2,164	$1,794	20.6%	$4,151	$3,543	17.2%
Freight LTL Statistics:
Revenue (in millions)	$502	$471	6.6%	$949	$895	6.0%
Revenue Per Hundredweight	$18.81	$17.27	8.9%	$18.87	$17.28	9.2%
Shipments (in thousands)	2,503	2,611	(4.1)%	4,800	4,954	(3.1)%
Shipments Per Day (in thousands)	39.1	40.8	(4.1)%	37.8	39.0	(3.1)%
Gross Weight Hauled (in millions of lbs)	2,667	2,728	(2.2)%	5,029	5,177	(2.9)%
Weight Per Shipment (in lbs)	1,065	1,045	1.9%	1,048	1,045	0.3%
Operating Days in Period	64	64		127	127
Operating Profit (in millions):
Operating Profit	$133	$126	5.6%	$186	$166	12.0%
Impact of Loss on Sale Business	—	—		38	—

Adjusted Operating Profit	$133	$126	5.6%	$224	$166	34.9%
Operating Margin	6.1%	7.0%		4.5%	4.7%
Adjusted Operating Margin	6.1%	7.0%		5.4%	4.7%
Currency Translation Benefit / (Cost) – (in millions)*:
Revenue	$72			$148
Operating Profit	1			4

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue

Forwarding and logistics revenue increased in the second quarter of 2010, primarily due to growth in the demand for forwarding as a result of the continued expansion of the global economy, inventory rebuilding and international trade. International air freight and ocean freight experienced solid revenue growth, and were impacted by higher volumes, fuel surcharges, and other accessorial charges. Overall tonnage growth in our forwarding business exceeded 30% for the second quarter of 2010, compared with the prior year. In our logistics products, we experienced growth in mail services and distribution revenue, with solid increases being achieved in the healthcare and technology sectors.

Freight revenue increased, primarily due to higher fuel surcharge rates and a base rate increase that took effect in January 2010. Average LTL shipments per day declined, though weight per shipment and LTL revenue per hundredweight increased, largely due to our strategy of maintaining our focus on yields and targeting certain customer segments. The increase in LTL revenue per hundredweight was primarily a result of the higher fuel surcharge rates, as total fuel surcharge revenue increased $31 million for the quarter ($55 million year-to-date) primarily resulting from higher diesel fuel prices. Additionally, an increase in base prices took effect on January 4, 2010, as UPS Freight increased minimum charge, LTL and TL rates an average of 5.7%, covering non-contractual shipments in the United States, Canada, and Mexico.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The other businesses within Supply Chain & Freight experienced an increase in revenue. A primary driver of this increase was our contract to provide air transportation services to the U.S. Postal Service.

Operating Profit and Margin

Operating profit in the forwarding unit increased during second quarter of 2010, largely due to a strong increase in tonnage, but was partially offset by continued capacity constraints from outside carriers. During the latter half of 2009, capacity constraints led to rapidly escalating rates on air freight which could not be passed on to customers, resulting in a negative impact to our operating profit and margin. This situation has begun to improve during 2010, as capacity constraints have lessened slightly and we were able to implement revenue management plans which better matched customer pricing with market conditions. Our logistics unit had a solid increase in profitability for the quarter, which was driven primarily by an expansion of operating margins.

Operating profit for our UPS Freight unit improved during the second quarter of 2010 compared with the prior year largely due to better productivity, increases in base pricing, and the impact of fuel. Productivity metrics increased, including increases in pickup and delivery stops per hour and linehaul utilization. The comparison between 2010 and 2009 operating results was positively impacted by the price of fuel, as surcharge revenue increased at a faster pace than the increase in fuel expense.

All of the remaining businesses within this segment had an operating profit during the quarter and year-to-date periods. However, the quarter and year-to-date combined profit for these businesses were lower than the comparable periods of 2009, primarily due to the gain on sale of substantially all our international Mail Boxes Etc. operations during the second quarter of 2009.

Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	%	2010	2009	%
Operating Expenses (in millions):
Compensation and Benefits	$6,515	$6,330	2.9%	$13,054	$12,662	3.1%
Impact of Restructuring Charge	—	—		(98)	—

Adjusted Compensation and Benefits	6,515	6,330	2.9%	12,956	12,662	2.3%
Repairs and Maintenance	281	273	2.9%	555	549	1.1%
Depreciation and Amortization	449	426	5.4%	900	856	5.1%
Purchased Transportation	1,613	1,188	35.8%	3,114	2,400	29.8%
Fuel	717	539	33.0%	1,395	1,035	34.8%
Other Occupancy	216	225	(4.0)%	478	497	(3.8)%
Other Expenses	1,011	953	6.1%	1,992	2,155	(7.6)%
Impact of Aircraft Impairment Charge	—	—		—	(181)
Impact of Loss on Sale of Business	—	—		(38)	—

Adjusted Other Expenses	1,011	953	6.1%	1,954	1,974	(1.0)%

Total Operating Expenses	$10,802	$9,934	8.7%	$21,488	$20,154	6.6%
Adjusted Total Operating Expenses	10,802	9,934	8.7%	21,352	19,973	6.9%
Currency Translation (Benefit) Cost	$61			$219

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Compensation and Benefits

The increase in compensation and benefits expense during the second quarter and year-to-date periods of 2010 compared with 2009 were impacted by several items. A large component of these increases was related to benefits expense, which increased primarily due to higher employee health and welfare costs and pension expense, as well as relocation-related benefit costs for management employees. Employee health and welfare program costs were impacted by higher union contribution rates and lower employee turnover in the union workforce. Pension expense increases resulted primarily from higher union contribution rates for multi-employer pension plans. These increases were partially offset by a reduction in our workers compensation expense.

Overall payroll costs increased, largely due to higher accruals for management incentive compensation plans resulting from improved company financial results. These cost increases were partially offset by reductions in certain employee wage costs, as union labor hours declined, and management salary costs decreased as a result of a reduction in the total number of management employees through attrition combined with voluntary and involuntary workforce reductions.

Repairs and Maintenance

Repairs and maintenance expense increased during the second quarter and year-to-date periods of 2010, largely due to higher costs for maintenance on our vehicle fleet.

Depreciation and Amortization

Depreciation and amortization expense increased in the second quarter and year-to-date periods of 2010, primarily as a result of higher depreciation expense on equipment and facilities, as certain Worldport assets added in the recent expansion began to be depreciated. Amortization of intangible assets also increased as a result of new intangibles recognized related to the Unsped acquisition in Turkey in 2009, as well as corporate sponsorships entered into in 2010.

Purchased Transportation

The increase in purchased transportation in the second quarter and year-to-date periods of 2010 were driven by a combination of higher volume in our international package and forwarding businesses, currency fluctuations, and increased fuel surcharge rates charged to us by third-party carriers as a result of higher fuel prices.

Fuel

The increase in fuel expense in the second quarter and year-to-date periods of 2010 were impacted primarily by higher prices for jet-A fuel, diesel, and unleaded gasoline, as well as a slight increase in usage of these products in our operations.

Other Occupancy

The decrease in other occupancy expense in the second quarter and year-to-date periods of 2010 were primarily due to decreased labor and overhead expenses, lower rent expense on leased facilities, and lower natural gas costs due to commodity price fluctuations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Other Expenses

During the second quarter of 2010, the increase in other expenses was largely due to employee relocation costs related to the U.S. domestic package management structure reorganization begun earlier in the year. Additionally, other expenses in the second quarter of 2009 were reduced by a gain on the sale of substantially all of our international franchise operations for Mail Boxes Etc.

Year-to-date, there was a decrease in other expenses due to cost containment programs, including reductions in telecom costs, office supplies, and outside professional fees. We also incurred lower expense associated with customer claims for lost or damaged packages, and lower bad debt expense.

Investment Income and Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	%	2010	2009	%
Investment Income and Interest Expense (in millions):
Investment Income (Loss)	$(18)	$(22)	(18.2)%	$(22)	$(9)	144.4%
Interest Expense	$(84)	$(181)	(53.6)%	$(169)	$(263)	(35.7)%
Impact of Currency Remeasurement Charge	—	77		—	77

Adjusted Interest Expense	$(84)	$(104)	(19.2)%	$(169)	$(186)	(9.1)%

Investment Income

The decrease in investment losses for the second quarter in 2010 was largely due to lower losses related to fair value adjustments on our holdings of certain investment partnerships. Additionally, we realized higher gains on the sale of investments compared to the second quarter of 2009.

On a year-to-date basis, the increase in investment losses was primarily due to a lower yield earned on our invested assets as a result of declines in short-term interest rates in the United States, as well as higher impairment losses on our holdings of auction rate and preferred securities.

Interest Expense

The decrease in interest expense for the second quarter and year-to-date periods was largely due to a lower average debt balance, as well as lower effective interest rates on our variable rate debt and interest rate swaps. This was partially offset by lower capitalized interest, due to the recent completion of several large construction projects, including our Worldport expansion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009	%	2010	2009	%
Income Tax Expense	$455	$247	84.2%	$875	$495	76.8%
Impact of Change in Tax Filing Status for German Subsidiary	—	—		(76)	—
Impact of Sale of Business	—	—		3	—
Impact of Restructuring Charge	—	—		34	—
Impact of Aircraft Impairment Charge	—	—		—	65
Impact Currency Remeasurement Charge	—	29		—	29

Adjusted Income Tax Expense	$455	$276	64.9%	$836	$589	41.9%
Effective Tax Rate	35.0%	35.7%		38.8%	36.9%
Adjusted Effective Tax Rate	35.0%	35.9%		35.0%	36.8%

Income tax expense increased primarily due to higher pre-tax income. Our effective tax rate decreased in the second quarter of 2010 compared to 2009, primarily due to the effect of having a higher proportion of our taxable income in 2010 being subject to tax outside the United States, where effective tax rates are generally lower.

On a year-to-date basis, the increase in our effective tax rate in 2010 compared with 2009 was primarily due to the change in the tax filing status of a German subsidiary, and because we are currently unable to recognize the entire potential tax benefit of tax loss carryforwards generated from the sale of a Supply Chain & Freight business in Germany. Our first quarter 2009 income tax provision increased as a result of providing a valuation allowance of $14 million against certain deferred tax assets in our International Package business.

Liquidity and Capital Resources

Net Cash From Operating Activities

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six months ended June 30,
	2010	2009
Net income	$1,378	$846
Non-cash operating activities(a)	1,795	1,579
Pension and postretirement plan contributions (UPS-sponsored plans)	(812)	(180)
Changes in working capital and other noncurrent assets and liabilities	646	838
Other operating activities	5	72

Net cash from operating activities	$3,012	$3,155

(a)	Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The increase in consolidated net income was more than offset by higher pension contributions and changes in our working capital needs, which resulted in a reduction of operating cash flow in 2010 compared with the same period of 2009. Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. The increase in contributions in 2010 was largely due to minimum funding requirements related to the UPS IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $428 million to our company-sponsored pension and postretirement medical benefit plans over the remainder of 2010.

Our working capital needs normally decline after our peak shipping season in the fourth quarter of each year. In 2009, we experienced a historically large reduction of our working capital position as a result of the economic recession. In 2010, our working capital position has declined by a relatively smaller amount, as economic conditions and our overall business have improved.

Net Cash Used In Investing Activities

Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Six months ended June 30,
	2010	2009
Net cash used in investing activities	$(608)	$(415)

Capital Expenditures:
Buildings and facilities	$(152)	$(337)
Aircraft and parts	(252)	(136)
Vehicles	(125)	(90)
Information technology	(135)	(108)

	$(664)	$(671)

Capital Expenditures as a % of Revenue	2.8%	3.1%

Other Investing Activities:
Net (increase) decrease in finance receivables	$46	$155
Net (purchases) sales of marketable securities	$(126)	$2
Other sources (uses) of cash from investing activities	$136	$99

We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. In 2010, capital spending on buildings and facilities declined, as a result of the completion of the most recent expansion of our Worldport facility in Louisville, KY and our intra-Asia hub in Shenzhen, China. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.

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

Net Cash Used In Financing Activities

Our primary uses of cash flows for financing activities are to repurchase shares, pay cash dividends, and repay debt principal, as follows (amounts in millions, except per share data):

	Six months ended June 30,
	2010	2009
Net cash provided by (used in) financing activities	$(646)	$(435)

Share Repurchases:
Cash expended for shares repurchased	$(443)	$(247)
Number of shares repurchased	(6.9)	(5.1)
Shares outstanding at period end	991	995
Percent reduction in shares outstanding	(0.3)%	(0.1)%

Dividends:
Dividends declared per share	$0.94	$0.90
Cash expended for dividend payments	$(911)	$(876)

Borrowings:
Net borrowings (repayments) of debt principal	$661	$903

Other Financing Activities:
Cash received for common stock issuances	$106	$68
Other sources (uses) of cash from financing activities	$(59)	$(283)

Capitalization (as of June 30 each year):
Total debt outstanding at period end	$10,251	$10,883
Total shareowners’ equity at period end	7,930	6,793

Total capitalization	$18,181	$17,676
Debt to Total Capitalization %	56.4%	61.6%

As a result of the uncertain economic environment, we have slowed our share repurchase activity during the 2009 and 2010 periods. We currently intend to repurchase shares in 2010 at a rate that will at least offset the dilution from our stock compensation programs. As of June 30, 2010, we had $5.576 billion of our existing share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We maintained our quarterly cash dividend payment at $0.47 per share in the second quarter of 2010, compared with the previous $0.45 quarterly dividend rate in 2009. We expect to continue the practice of paying regular cash dividends.

Issuances of debt in 2010 consisted primarily of commercial paper, while in 2009 issuances consisted primarily of commercial paper and an offering of fixed rate senior notes (discussed further below). Repayments of debt consisted primarily of paydowns of commercial paper, scheduled principal payments on our capitalized lease obligations and early redemptions of our retail UPS Notes program. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

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

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $1.528 billion outstanding under this program as of June 30, 2010, with an average interest rate of 0.14%. All of this commercial paper was classified as a current liability as of June 30, 2010. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of June 30, 2010.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At June 30, 2010, there were no outstanding borrowings under either of these facilities.

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

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of June 30, 2010 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2010, 10% of net tangible assets is equivalent to $2.290 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2010, our net worth, as defined, was equivalent to $13.082 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2010 have not materially changed from those at December 31, 2009, as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of December 31, 2009, we had approximately 254,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. In May 2010, we began the process of furloughing 170 of our airline pilots. Any additional furloughs will be phased in based on prevailing economic conditions. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006, and have been under the guidance of the National Mediation Board since January 2008. These talks are currently in recess. In addition, the majority (approximately 3,400) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding.

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

Health Care Legislation

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in 2010 will bring significant changes to the U.S. health care system. The legislation eliminated the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage; however, this impact was not material to our financial results. We are evaluating the long-term impacts of this legislation to us. It is difficult to estimate the impact due to the nature of our workforce, the various years in which certain provisions become applicable, and the fact that additional regulatory and rule setting guidance will be occurring. Our initial estimate is that we will incur an additional $50 to $65 million of annual expense beginning in 2011, which is primarily due to the multiple coverage provisions of the legislation which require the expansion of dependent coverage to age 26, among other requirements.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

There were no accounting standards adopted during the six months ended June 30, 2010 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after June 30, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2010	December 31, 2009

Energy Derivatives	$—	$—
Currency Derivatives	(25)	12
Interest Rate Derivatives	201	59

	$176	$71

Our market risks, hedging strategies, and financial instrument positions at June 30, 2010 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The fair value changes between December 31, 2009 and June 30, 2010 in the table above are primarily due to interest rate and foreign currency exchange rate changes between those dates, as well as normal settlements of derivative positions.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2010 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2010	1.2	$77.37	1.1	$5,663
May 1 – May 31, 2010	1.4	64.93	1.1	5,591
June 1 – June 30, 2010	0.2	62.28	0.2	5,576

Total April 1 – June 30, 2010	2.8	$70.04	2.4

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

In February 2010, we entered into an accelerated share repurchase program with a large financial institution, which allowed us to repurchase $186 million of shares (3.0 million shares). The program was completed in April 2010. The average price paid per share for the month of April in the table above was higher than the market price of UPS class B shares during that period, due to the net share settlement that occurred under the accelerated share repurchase program. Over the entire term of the accelerated share repurchase program, the average price paid per share repurchased was $62.89, which was below the volume-weighted average price for our class B shares traded on the New York Stock Exchange during the period.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. dated May 6, 2010 (incorporated by reference to Exhibit 3.3 to Form 8-K, filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. dated May 6, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on May 12, 2010).

10.1	—	Credit Agreement (364-Day Facility) dated April 15, 2010 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, J.P. Morgan Securities, Inc. as syndication agent, Barclays Capital and BNP Paribas as co-documentation agents, and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2010).

10.2	—	Form of Non-Management Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2010).

10.3	—	Form of Restricted Stock Unit Award Agreement for the 2010 Long-Term Incentive Performance (LTIP) Awards (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 3, 2010).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

†	Filed herewith.
††	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: August 9, 2010	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)