Form 10-Q
period 2010-09-30
UNITED PARCEL SERVICE INC
filed 2010-11-05
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010, or

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

There were 260,027,339 Class A shares, and 728,907,161 Class B shares, with a par value of $0.01 per share, outstanding at October 28, 2010.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2010 (unaudited) and December 31, 2009

(In millions)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,020	$1,542
Marketable securities	732	558
Accounts receivable, net	5,250	5,369
Finance receivables, net	259	287
Deferred income tax assets	662	585
Income tax receivable	120	266
Other current assets	713	668

Total Current Assets	10,756	9,275
Property, Plant and Equipment, Net	17,471	17,979
Goodwill	2,085	2,089
Intangible Assets, Net	609	596
Non-Current Finance Receivables, Net	313	337
Other Non-Current Assets	1,673	1,607

Total Assets	$32,907	$31,883

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$994	$853
Accounts payable	1,840	1,766
Accrued wages and withholdings	1,799	1,416
Self-insurance reserves	783	757
Income taxes accrued	129	258
Other current liabilities	1,256	1,189

Total Current Liabilities	6,801	6,239
Long-Term Debt	8,648	8,668
Pension and Postretirement Benefit Obligations	4,850	5,457
Deferred Income Tax Liabilities	1,497	1,293
Self-Insurance Reserves	1,723	1,732
Other Non-Current Liabilities	862	798
Shareowners’ Equity:
Class A common stock (264 and 285 shares issued in 2010 and 2009)	3	3
Class B common stock (727 and 711 shares issued in 2010 and 2009)	7	7
Additional paid-in capital	—	2
Retained earnings	13,603	12,745
Accumulated other comprehensive loss	(5,153)	(5,127)
Deferred compensation obligations	101	108
Less: Treasury stock (2 shares in 2010 and 2009)	(101)	(108)

Total Equity for Controlling Interests	8,460	7,630
Total Equity for Non-Controlling Interests	66	66

Total Shareowners’ Equity	8,526	7,696

Total Liabilities and Shareowners’ Equity	$32,907	$31,883

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$12,192	$11,153	$36,124	$32,920
Operating Expenses:
Compensation and benefits	6,411	6,341	19,465	19,003
Repairs and maintenance	282	265	837	814
Depreciation and amortization	448	441	1,348	1,297
Purchased transportation	1,656	1,298	4,770	3,698
Fuel	724	635	2,119	1,670
Other occupancy	222	241	700	738
Other expenses	833	1,003	2,825	3,158

Total Operating Expenses	10,576	10,224	32,064	30,378

Operating Profit	1,616	929	4,060	2,542

Other Income and (Expense):
Investment income (loss)	15	6	(7)	(3)
Interest expense	(91)	(93)	(260)	(356)

Total Other Income and (Expense)	(76)	(87)	(267)	(359)

Income Before Income Taxes	1,540	842	3,793	2,183
Income Tax Expense	549	293	1,424	788

Net Income	$991	$549	$2,369	$1,395

Basic Earnings Per Share	$1.00	$0.55	$2.38	$1.40

Diluted Earnings Per Share	$0.99	$0.55	$2.36	$1.39

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$991	$549	$2,369	$1,395
Change in foreign currency translation adjustment	125	163	(95)	126
Change in unrealized gain (loss) on marketable securities, net of tax	9	12	44	33
Change in unrealized gain (loss) on cash flow hedges, net of tax	(113)	(117)	(101)	(166)
Change in unrecognized pension and postretirement benefit costs, net of tax	43	39	126	118

Comprehensive income	$1,055	$646	$2,343	$1,506

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$2,369	$1,395
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,348	1,297
Pension and postretirement benefit expense	672	659
Pension and postretirement benefit contributions	(1,069)	(758)
Self-insurance reserves	17	(31)
Deferred taxes, credits and other	(24)	352
Stock compensation expense	349	312
Asset impairment charges	—	181
Other (gains) losses	(15)	65
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43)	550
Other current assets	81	161
Accounts payable	62	(319)
Accrued wages and withholdings	390	266
Other current liabilities	(221)	33
Other operating activities	7	70

Net cash from operating activities	3,923	4,233

Cash Flows From Investing Activities:
Capital expenditures	(1,011)	(1,185)
Proceeds from disposals of property, plant and equipment	294	40
Purchases of marketable securities	(1,751)	(1,866)
Sales and maturities of marketable securities	1,718	1,854
Net (increase) decrease in finance receivables	76	206
Other investing activities	181	72

Net cash used in investing activities	(493)	(879)

Cash Flows From Financing Activities:
Net change in short-term debt	174	(1,161)
Proceeds from long-term borrowings	113	3,140
Repayments of long-term borrowings	(355)	(1,753)
Purchases of common stock	(599)	(395)
Issuances of common stock	151	104
Dividends	(1,363)	(1,313)
Other financing activities	(60)	(283)

Net cash used in financing activities	(1,939)	(1,661)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(13)	42

Net Increase (Decrease) In Cash And Cash Equivalents	1,478	1,735
Cash And Cash Equivalents:
Beginning of period	1,542	507

End of period	$3,020	$2,242

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2010, our results of operations for the three and nine months ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, finance receivables, and accounts payable approximate fair value as of September 30, 2010. The fair value of our investment securities is disclosed in Note 4, our short and long-term debt in Note 8, and our derivative instruments in Note 13.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

There were no accounting standards adopted during the nine months ended September 30, 2010 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after September 30, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

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

During the second quarter of 2010, we granted stock option and restricted performance unit (“RPU”) awards to eligible management employees under the UPS Long-Term Incentive Program. Stock options are granted to a limited group of senior management, while all of the eligible management population receives awards in the form of RPUs. Stock option and RPU awards will generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs). The options granted will expire ten years after the date of grant. In the second quarter of 2010, we granted 0.2 million stock options and 1.8 million RPUs at a grant price of $67.18. In the second quarter of 2009, we granted 0.3 million stock options and 2.2 million RPUs at a grant price of $55.83. The fair value of each stock option granted, as determined by the Black-Scholes valuation model, was $14.83 and $10.86 for 2010 and 2009, respectively, using the following assumptions:

	2010	2009
Expected life (in years)	7.5	7.5
Risk-free interest rate	3.30%	3.22%
Expected volatility	23.59%	23.16%
Expected dividend yield	2.70%	3.25%

Awards under the Management Incentive Program are normally granted during the fourth quarter of each year. Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2010 and 2009 was $111 and $93 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2010 and 2009 was $349 and $312 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale as of September 30, 2010 and December 31, 2009 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2010
Current marketable securities:
U.S. government and agency debt securities	$194	$3	$—	$197
Mortgage and asset-backed debt securities	189	3	(1)	191
Corporate debt securities	230	9	—	239
U.S. state and local municipal debt securities	41	—	—	41
Other debt and equity securities	58	6	—	64

Current marketable securities	712	21	(1)	732
Non-current marketable securities:
Asset-backed debt securities	84	2	(2)	84
U.S. state and local municipal debt securities	71	3	(9)	65
Common equity securities	20	12	—	32
Preferred equity securities	16	2	(2)	16

Non-current marketable securities	191	19	(13)	197

Total marketable securities	$903	$40	$(14)	$929

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Current marketable securities:
U.S. government and agency debt securities	$126	$—	$(1)	$125
Mortgage and asset-backed debt securities	158	2	(1)	159
Corporate debt securities	213	6	—	219
U.S. state and local municipal debt securities	22	—	—	22
Other debt and equity securities	28	5	—	33

Current marketable securities	547	13	(2)	558
Non-current marketable securities:
Asset-backed debt securities	150	—	(38)	112
U.S. state and local municipal debt securities	115	—	(26)	89
Common equity securities	21	10	—	31
Preferred equity securities	16	—	(1)	15

Non-current marketable securities	302	10	(65)	247

Total marketable securities	$849	$23	$(67)	$805

Auction Rate Securities

At September 30, 2010, we held investments in auction rate securities with a cost basis of $171 million. Some of these investments take the form of debt securities, and are structured as direct obligations of local governments or agencies (classified as “U.S. state and local municipal debt securities”). Other auction rate security investments are structured as obligations of asset-backed trusts (classified as “Asset-backed debt securities”), generally all of which

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are collateralized by student loans and are guaranteed by the U.S. Government or through private insurance. The remaining auction rate securities take the form of preferred stock, and are collateralized by securities issued directly by large corporations or money market securities. Substantially all of our investments in auction rate securities maintain investment-grade ratings of BBB / Baa or higher by Standard & Poor’s Rating Service (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”), respectively.

During the first quarter of 2008, market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of the persistent failed auctions, and the uncertainty of when these investments could successfully be liquidated at par, we have continued to classify all of our investments in auction rate securities as non-current marketable securities (which are reported in “Other Non-Current Assets” on the consolidated balance sheet), as noted in the table above, as of September 30, 2010. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities, or the securities mature. In the first nine months of 2010, auction rate securities with a par value of $39 million were successfully auctioned, resulting in their liquidation with no realized gain or loss.

Historically, the par value of the auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will continue to earn interest on these investments in failed auction rate securities (often at the maximum contractual interest rate), the estimated fair value of the auction rate securities no longer approximates par value due to the lack of liquidity. As a result, we have an after-tax unrealized loss of $4 million on these securities as of September 30, 2010 in accumulated other comprehensive income ($6 million pre-tax), reflecting the decline in the estimated fair value of these securities.

Other-Than-Temporary Impairment Losses

During the second quarter of 2010, we recorded impairment losses on certain asset-backed auction rate securities. The impairment charge resulted from the provisions that allow the issuers of the securities to subordinate our holdings to newly issued debt or to tender for the securities at less than their par value. These securities, which had a cost basis of $128 million, were written down to their fair value of $107 million as of June 30, 2010, as an other-than-temporary impairment. The $21 million total impairment charge during the quarter was recorded in investment income (loss) on the statement of consolidated income.

During the second quarter of 2009, we recorded impairment losses on certain perpetual preferred securities, and an auction rate security collateralized by preferred securities, issued by large financial institutions. The impairment charge resulted from conversion offers from the issuers of these securities at prices well below the stated redemption value of the preferred shares. These securities, which had a cost basis of $42 million, were written down to their fair value of $25 million as of June 30, 2009, as an other-than-temporary impairment. The $17 million total impairment charge during the quarter was recorded in investment income (loss) on the statement of consolidated income.

Other than as previously discussed, we have concluded that no other-than-temporary impairment losses existed as of September 30, 2010. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information

The amortized cost and estimated fair value of marketable securities at September 30, 2010, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$96	$96
Due after one year through three years	221	225
Due after three years through five years	65	66
Due after five years	466	469

	848	856
Equity securities	55	73

	$903	$929

Restricted Cash

We had $286 million of restricted cash related to our self-insurance requirements, as of September 30, 2010 and December 31, 2009, which is reported in “Other Non-Current Assets” on the consolidated balance sheets.

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

We have classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. These securities were valued as of September 30, 2010 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
September 30, 2010
Marketable Securities:
U.S. Government and Agency Debt Securities	$197	$—	$—	$197
Mortgage and Asset-Backed Debt Securities	—	191	84	275
Corporate Debt Securities	—	239	—	239
U.S. State and Local Municipal Debt Securities	—	41	65	106
Other Debt and Equity Securities	57	39	16	112
Other investments	—	—	272	272

Total	$254	$510	$437	$1,201

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
December 31, 2009
Marketable Securities:
U.S. Government and Agency Debt Securities	$125	$—	$—	$125
Mortgage and Asset-Backed Debt Securities	—	159	112	271
Corporate Debt Securities	—	219	—	219
U.S. State and Local Municipal Debt Securities	—	22	89	111
Other Debt and Equity Securities	54	10	15	79
Other investments	—	—	301	301

Total	$179	$410	$517	$1,106

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2010 (in millions).

	Marketable Securities	Other Investments	Total
Balance on July 1, 2010	$184	$278	$462
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income (loss))	—	(6)	(6)
Included in accumulated other comprehensive income (pre-tax)	10	—	10
Purchases, issuances, and settlements	(29)	—	(29)

Balance on September 30, 2010	$165	$272	$437

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2010 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2010	$216	$301	$517
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income (loss))	(28)	(29)	(57)
Included in accumulated other comprehensive income (pre-tax)	58	—	58
Purchases, issuances, and settlements	(81)	—	(81)

Balance on September 30, 2010	$165	$272	$437

There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2010 and 2009.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2010 and December 31, 2009 consist of the following (in millions):

	2010	2009
Vehicles	$5,410	$5,480
Aircraft (including aircraft under capitalized leases)	14,051	13,777
Land	1,079	1,079
Buildings	3,101	3,076
Building and leasehold improvements	2,851	2,800
Plant equipment	6,635	6,371
Technology equipment	1,571	1,591
Equipment under operating leases	127	145
Construction-in-progress	215	488

	35,040	34,807
Less: Accumulated depreciation and amortization	(17,569)	(16,828)

	$17,471	$17,979

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

Based on the factors noted above, as well as Federal Aviation Administration aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the carrying amount of these fleets

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines, and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the Statements of Consolidated Income, and impacted our U.S. Domestic Package segment. The DC-8 fleets were subsequently retired from service. We currently continue to utilize and operate all of our other aircraft fleets.

The impaired airframes, engines, and parts had a net carrying value of $192 million, and were written down to an aggregate fair value of $11 million. The fair values for the impaired airframes, engines, and parts were determined using unobservable inputs (Level 3).

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2010 and 2009 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
Three Months Ended September 30,	2010	2009	2010	2009	2010	2009
Net Periodic Cost:
Service cost	$181	$172	$22	$21	$6	$5
Interest cost	300	283	53	52	9	8
Expected return on assets	(400)	(372)	(5)	(6)	(10)	(8)
Amortization of:
Transition obligation	—	1	—	—	—	—
Prior service cost	43	45	1	2	—	1
Actuarial (gain) loss	19	11	4	3	1	—

Net periodic benefit cost	$143	$140	$75	$72	$6	$6

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
Nine Months Ended September 30,	2010	2009	2010	2009	2010	2009
Net Periodic Cost:
Service cost	$542	$517	$65	$64	$18	$15
Interest cost	899	848	160	158	26	22
Expected return on assets	(1,199)	(1,116)	(16)	(20)	(27)	(20)
Amortization of:
Transition obligation	—	3	—	—	—	—
Prior service cost	129	134	3	5	—	1
Actuarial (gain) loss	58	34	12	10	2	1
Settlements / curtailments	—	3	—	—	—	—

Net periodic benefit cost	$429	$423	$224	$217	$19	$19

During the first nine months of 2010, we contributed $1.001 billion and $68 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We expect to contribute $142 and $23 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively. We are currently evaluating whether to accelerate a portion of our required future contributions for our primary domestic pension plans into the fourth quarter of 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During October 2010, we announced that we are planning to reinstate matching contributions to our primary 401(k) plan covering most non-union employees based in the United States, effective January 1, 2011. We had previously suspended matching contributions in the first quarter of 2009. The reinstatement of matching contributions is expected to increase expense by approximately $75 million on an annual basis beginning in 2011.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in 2010 will bring significant changes to the U.S. health care system. The legislation eliminated the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage; however, this impact has not been material to our financial results. We are evaluating the long-term impacts of this legislation on us. It is difficult to estimate the impact due to the nature of our workforce, the various years in which certain provisions become applicable, and the fact that additional regulatory and rulemaking actions will be occurring. Our current estimate is that we will incur an additional $50 to $65 million of annual expense beginning in 2011, which is primarily due to the multiple coverage provisions of the legislation which require the expansion of dependent coverage to age 26, among other requirements.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2010 and December 31, 2009 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2009 balance	$—	$374	$1,715	$2,089
Acquired	—	—	—	—
Purchase Accounting Adjustments	—	5	—	5
Currency / Other	—	(2)	(7)	(9)

September 30, 2010 balance	$—	$377	$1,708	$2,085

The increase to goodwill, in the International Package segment, during the third quarter of 2010, was due to adjustments to the purchase price allocation for Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”), that was acquired in August 2009, after completing our process to identify assumed liabilities. This was offset by the decrease in the International Package and Supply Chain & Freight segments due to the impact of the strengthening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

The following is a summary of intangible assets as of September 30, 2010 and December 31, 2009 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2010
Trademarks, licenses, patents, and other	$188	$(39)	$149
Customer lists	107	(63)	44
Franchise rights	109	(51)	58
Capitalized software	1,905	(1,547)	358

Total Intangible Assets, Net	$2,309	$(1,700)	$609

December 31, 2009
Trademarks, licenses, patents, and other	$132	$(9)	$123
Customer lists	107	(52)	55
Franchise rights	109	(46)	63
Capitalized software	1,812	(1,457)	355

Total Intangible Assets, Net	$2,160	$(1,564)	$596

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of September 30, 2010 and December 31, 2009 consists of the following (in millions):

	Maturity	2010	2009
Commercial paper	2010	$894	$672
4.50% senior notes	2013	1,817	1,773
3.875% senior notes	2014	1,084	1,023
5.50% senior notes	2018	812	758
5.125% senior notes	2019	1,059	991
6.20% senior notes	2038	1,480	1,480
8.375% debentures	2020-2030	738	739
Floating rate senior notes	2049-2053	397	409
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031-2050	782	791
Capital lease obligations	2010-2025	254	369
UPS Notes		—	175
Other debt	2010-2012	5	21

Total debt		9,642	9,521
Less current maturities		(994)	(853)

Long-term debt		$8,648	$8,668

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $894 million outstanding under this program as of September 30, 2010, with an average interest rate of 0.16%. As of September 30, 2010, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of September 30, 2010.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At September 30, 2010, there were no outstanding borrowings under either of these facilities.

In March 2009, we completed an offering of $1.0 billion of 3.875% senior notes due April 2014, and $1.0 billion of 5.125% senior notes due April 2019. These notes pay interest semiannually, and we may redeem the notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

After pricing and underwriting discounts, we received a total of $1.989 billion in cash proceeds from the offering. The proceeds from the offering were used for general corporate purposes, including the reduction of our outstanding commercial paper balance.

Debt Covenants

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of September 30, 2010 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2010, 10% of net tangible assets is equivalent to $2.341 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2010, our net worth, as defined, was equivalent to $13.613 billion.

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $10.289 and $10.216 billion as of September 30, 2010 and December 31, 2009, respectively.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for that month. After decertification, some plaintiffs filed individual lawsuits raising the same allegations as in the underlying class action. These individual lawsuits are in various stages. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek back-pay, and compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted our petition to hear the appeal of the trial court’s certification order. In July 2009, the Third Circuit issued its decision decertifying the class and remanding the case to the trial court for further proceedings. In August 2010, we reached a settlement with the plaintiffs and the case was dismissed. The settlement had no material adverse effect on our financial condition, results of operations, or liquidity.

UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in various lawsuits brought by franchisees who operate Mail Boxes Etc. centers and The UPS Store locations. These lawsuits relate to the rebranding of Mail

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Matters

We received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the DOJ’s investigation into certain pricing practices in the freight forwarding industry in December 2007.

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing.

In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations.

We also received and responded to related information requests from competition authorities in other jurisdictions.

We are cooperating with each of these investigations, and intend to continue to vigorously defend ourselves. At this time, we are unable to determine the amount of any liability that may result from these matters or whether any such liability would have a material adverse effect on our financial condition, results of operations, or liquidity.

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of September 30, 2010, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of September 30, 2010, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the nine months ended September 30, 2010 and 2009 (in millions, except per share amounts):

	2010		2009
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	285	$3	314	$3
Common stock purchases	(3)	—	(7)	—
Stock award plans	2	—	2	—
Common stock issuances	2	—	3	—
Conversions of Class A to Class B common stock	(22)	—	(22)	—

Class A shares issued at end of period	264	$3	290	$3

Class B Common Stock:
Balance at beginning of period	711	$7	684	$7
Common stock purchases	(6)	—	(1)	—
Conversions of Class A to Class B common stock	22	—	22	—

Class B shares issued at end of period	727	$7	705	$7

Additional Paid-In Capital:
Balance at beginning of period		$2		$—
Stock award plans		324		311
Common stock purchases		(491)		(396)
Common stock issuances		165		134

Balance at end of period		$—		$49

Retained Earnings:
Balance at beginning of period		$12,745		$12,412
Net income		2,369		1,395
Dividends ($1.41 and $1.35 per share)		(1,413)		(1,354)
Common stock purchases		(98)		—

Balance at end of period		$13,603		$12,453

We repurchased a total of 9.3 million shares of Class A and Class B common stock for $589 million during the nine months ended September 30, 2010, and 7.8 million shares for $396 million during the nine months ended September 30, 2009. As of September 30, 2010, we had $5.414 billion of our share repurchase authorization remaining.

In February 2010, we entered into an accelerated share repurchase program with a large financial institution, which allowed us to repurchase $186 million of shares (3.0 million shares). The program was completed in April 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2010 and 2009 is as follows (in millions):

	2010	2009
Foreign currency translation gain (loss):
Balance at beginning of period	$37	$(38)
Aggregate adjustment for the period	(95)	126

Balance at end of period	(58)	88

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(27)	(60)
Current period changes in fair value (net of tax effect of $20, and $2)	34	23
Reclassification to earnings (net of tax effect of $6 and $6)	10	10

Balance at end of period	17	(27)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(200)	(107)
Current period changes in fair value (net of tax effect of $(34) and $(26))	(55)	(43)
Reclassification to earnings (net of tax effect of $(27) and $(74))	(46)	(123)

Balance at end of period	(301)	(273)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(4,937)	(5,437)
Reclassification to earnings (net of tax effect of $78 and $70)	126	118

Balance at end of period	(4,811)	(5,319)

Accumulated other comprehensive income (loss) at end of period	$(5,153)	$(5,531)

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the nine months ended September 30, 2010 and 2009 is as follows (in millions):

	2010		2009
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$108		$121
Reinvested dividends		3		3
Benefit payments		(10)		(16)

Balance at end of period		$101		$108

Treasury Stock:
Balance at beginning of period	(2)	$(108)	(2)	$(121)
Reinvested dividends	—	(3)	—	(3)
Benefit payments	—	10	—	16

Balance at end of period	(2)	$(101)	(2)	$(108)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests currently on our balance sheets primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey, and portions of the Central Asia region, which was formed in the third quarter of 2009. The activity related to our noncontrolling interests is presented below for the nine months ended September 30, 2010 and 2009 (in millions):

	2010	2009
Noncontrolling Interests:
Balance at beginning of period	$66	$—
Acquired noncontrolling interests	—	65
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$66	$65

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
U.S. Domestic Package	$7,291	$6,868	$21,662	$20,606
International Package	2,676	2,422	8,086	6,908
Supply Chain & Freight	2,225	1,863	6,376	5,406

Consolidated	$12,192	$11,153	$36,124	$32,920

Operating Profit:
U.S. Domestic Package	$1,020	$514	$2,330	$1,374
International Package	419	313	1,367	900
Supply Chain & Freight	177	102	363	268

Consolidated	$1,616	$929	$4,060	$2,542

As discussed in Note 5, the U.S. Domestic Package segment operating profit was adversely impacted by a $181 million impairment charge in the first quarter of 2009, related to our McDonnell-Douglas DC-8-71 and DC-8-73 airframes, engines, and related parts. As discussed in Note 14, the U.S. Domestic Package segment operating profit was adversely impacted by a $98 million restructuring charge in the first quarter of 2010, while the Supply Chain & Freight segment operating profit was negatively impacted by a $38 million loss on the sale of a specialized transportation business unit in Germany. Additionally, in the third quarter 2010, we recognized a pre-tax gain of $109 million on the sale of real estate used in operations within our U.S. Domestic Package segment.

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to common shareowners	$991	$549	$2,369	$1,395

Denominator:
Weighted average shares	990	994	991	995
Deferred compensation obligations	2	2	2	2
Vested portion of restricted shares	2	1	1	1

Denominator for basic earnings per share	994	997	994	998

Effect of dilutive securities:
Restricted performance units	3	2	3	2
Restricted stock units	6	5	6	4
Stock options	1	—	—	—

Denominator for diluted earnings per share	1,004	1,004	1,003	1,004

Basic earnings per share	$1.00	$0.55	$2.38	$1.40

Diluted earnings per share	$0.99	$0.55	$2.36	$1.39

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share for the three months ended September 30, 2010 and 2009 exclude the effect of 9.8 and 17.3 million shares of common stock (11.5 and 17.5 million for the nine months ended September 30, 2010 and 2009), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

NOTE 13. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Risk Management Policies

We are exposed to market risk, primarily related to foreign currency exchange rates, commodity prices, equity prices, and interest rates. These exposures are actively monitored by management. To manage the volatility relating to certain of these exposures, we enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices, equity prices, and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or hedge components excluded from the assessment of effectiveness, are recognized in the statement of consolidated income during the current period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A fair value hedge refers to hedging the exposure to changes in the fair value of an existing asset or a liability on the balance sheet that is attributable to a particular risk. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument is recognized in the statement of consolidated income during the current period, as well as the offsetting gain or loss on the hedged item.

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

We have foreign currency denominated debt obligations and capital lease obligations associated with our aircraft. For some of these debt obligations and leases, we hedge the foreign currency denominated contractual payments using cross-currency interest rate swaps, which effectively convert the foreign currency denominated contractual payments into U.S. Dollar denominated payments. We have designated and account for these swaps as cash flow hedges of the forecasted contractual payments and, therefore, the resulting gains and losses from these hedges are recognized in the statement of consolidated income when the currency remeasurement gains and losses on the underlying debt obligations and leases are incurred.

Interest Rate Risk Management

Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment date, and maturity date of the swaps match the terms of the associated debt being hedged. Interest rate swaps allow us to maintain a target range of floating rate debt within our capital structure.

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

Outstanding Positions

As of September 30, 2010 and December 31, 2009, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2010 Notional Value		December 31, 2009 Notional Value
Currency Hedges:
Euro		€1,676		€1,372
British Pound Sterling		£935		£692
Canadian Dollar	C$	273	C$	228

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$3,475		$3,751
Floating to Fixed Interest Rate Swaps		$28		$28

As of September 30, 2010, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 40 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Recognition and Fair Value Measurements

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

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	September 30, 2010 Fair Value	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$24	$63
Foreign exchange contracts	Other non-current assets	Level 2	14	—
Interest rate contracts	Other non-current assets	Level 2	251	74

Total Asset Derivatives			$289	$137

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	September 30, 2010 Fair Value	December 31, 2009 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$(21)	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	(153)	(51)
Interest rate contracts	Other non-current liabilities	Level 2	(10)	(13)

Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	Level 2	(2)	(2)

Total Liability Derivatives			$(186)	$(66)

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Recognition:

The following table indicates the amount and location in the statement of consolidated income for the three and nine months ended September 30, 2010 and 2009 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Three Months Ended September 30,

Derivative Instruments in Cash Flow Hedging Relationships	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2009 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2009 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(2)	$(2)	Interest Expense	$(4)	$(4)
Foreign exchange contracts	11	(103)	Interest Expense	42	24
Foreign exchange contracts	(139)	(65)	Revenue	12	2
Commodity contracts	—	—	Revenue	—	—

Total	$(130)	$(170)		$50	$18

Nine Months Ended September 30,

Derivative Instruments in Cash Flow Hedging Relationships	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2009 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2009 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(3)	$125	Interest Expense	$(13)	$(10)
Foreign exchange contracts	(100)	(104)	Interest Expense	(8)	23
Foreign exchange contracts	14	(90)	Revenue	94	102
Commodity contracts	—	—	Revenue	—	82

Total	$(89)	$(69)		$73	$197

As of September 30, 2010, $64 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ending September 30, 2011. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2010 and 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statement of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2010 and 2009 (in millions).

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	2009 Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	2009 Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30,
Interest rate contracts	Interest Expense	$52	$69	Fixed-Rate Debt and Capital Leases	Interest Expense	$(52)	$(69)
Nine Months Ended September 30,
Interest rate contracts	Interest Expense	$224	$95	Fixed-Rate Debt and Capital Leases	Interest Expense	$(224)	$(95)

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables, however the income statement impact of these hedges was not material for any period presented. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our balance sheet. The following is a summary of the amounts recorded in the statement of consolidated income related to fair value changes and settlements of these foreign currency forward contracts not designated as hedges (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	2009 Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30,
Foreign Exchange Contracts	Other Operating Expenses	$(14)	$(12)

Nine Months Ended September 30,
Foreign Exchange Contracts	Other Operating Expenses	$11	$(21)

The foreign exchange forward contracts are settled at the end of each month, and therefore no asset or liability was recorded on the balance sheet at September 30, 2010.

NOTE 14. RESTRUCTURING COSTS AND RELATED EXPENSES

In the first quarter of 2010, we incurred restructuring costs associated with the termination of employees, facility consolidations and other costs directly related to restructuring initiatives. These initiatives resulted from the rationalization of acquired companies, as well as restructuring activities associated with cost containment and operational efficiency programs.

Supply Chain & Freight—Germany

In February 2010, we completed the sale of a specialized transportation and express freight business in Germany within our Supply Chain & Freight segment. As part of the sale transaction, we incurred certain costs associated with employee severance payments, other employee benefits, transition services, and leases on operating facilities and equipment. Additionally, we provided a guarantee for a period of two years for certain employee benefit payments being assumed by the buyer. We recorded a pre-tax loss of $38 million ($35 million after-tax) for this transaction in the first quarter of 2010, which included the costs associated with the sale transaction and the fair value of the guarantee.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Domestic Package Restructuring

In an effort to improve performance in the U.S. Domestic Package segment, we announced a program to streamline our domestic management structure in January 2010. As part of this restructuring, we are reducing the number of domestic districts and regions in our U.S. small package operation, in order to better align our operations geographically and allow more local decision-making and resources to be deployed for our customers. Effective in April 2010, we reduced our U.S. regions from five to three and our U.S. districts from 46 to 20. The restructuring will eliminate approximately 1,800 management and administrative positions in the U.S. To facilitate this goal, approximately 1,100 employees were offered voluntary severance packages. Other impacted employees received severance benefits and access to support programs based on length of service. We recorded a pre-tax charge of $98 million ($64 million after-tax) in the first quarter of 2010 related to the costs of this program, which reflects the value of voluntary retirement benefits, severance benefits and accelerated vesting of stock compensation.

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

In the third quarter of 2010, we recognized a $40 million tax benefit associated with the release of a valuation allowance against deferred tax assets in our international package operations. However, this item was offset by tax provided for interest earned on refunds and changes in our projected jurisdictional profit mix. The net impact to our third quarter and year-to-date 2010 provision for these items was not material.

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. During the third quarter of 2009, we received a refund of $271 million as a result of the resolution of tax years 1999 through 2002 with the Internal Revenue Service (“IRS”) Appeals Office. During the second quarter of 2010, we resolved all unagreed issues with the IRS Appeals Office for tax years 2003 and 2004 and we received a refund of $139 million for these tax years in October 2010. This amount is included as a current income tax receivable in the accompanying consolidated balance sheets.

We have substantially resolved all U.S. federal income tax matters for tax years prior to 2005. Along with the audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment. We anticipate receipt of the IRS reports on non-income tax matters by the end of 2010. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 1999 through 2002. We expect to file all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 2003 and 2004 by the end of 2010. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.

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

Our discussion and analysis in this report, in our Annual Report to Shareholders and in our other filings with the Securities and Exchange filings contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.

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

Overview

Our U.S. Domestic Package, International Package, and Supply Chain & Freight segments benefitted from the improving worldwide economic situation in 2010 compared with 2009, leading to improvements in volume, revenue, and operating profit. Significant portions of the world economy are experiencing improved economic growth, international trade, inventory rebuilding, and retail sales. These trends allow us to leverage our transportation network, and provided for stronger operating results in the first nine months of 2010 than in the same period of 2009.

In addition to the improved volume and revenue trends, cost containment initiatives and better network efficiencies achieved over the last several quarters also positively impacted our results. We have continued to invest in our transportation network. During the first half of 2010 we opened the second phase of our Worldport expansion, which will allow the use of larger and more fuel-efficient aircraft and further improve network efficiencies. We opened our new intra-Asia air hub in Shenzhen, China, which will allow us to better serve our customers by reducing time in transit for shipments in the region. We have also streamlined our domestic management structure, sold a non-core supply chain business, and continued to better align our cost structure with current volume levels.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions)	$12,192	$11,153	9.3%	$36,124	$32,920	9.7%
Operating Expenses (in millions)	10,576	10,224	3.4%	32,064	30,378	5.6%

Operating Profit (in millions)	$1,616	$929	74.0%	$4,060	$2,542	59.7%
Operating Margin	13.3%	8.3%		11.2%	7.7%
Average Daily Package Volume (in thousands)	14,969	14,261	5.0%	14,898	14,358	3.8%
Average Revenue Per Piece	$10.27	$9.90	3.7%	$10.32	$9.87	4.6%
Net Income (in millions)	$991	$549	80.5%	$2,369	$1,395	69.8%
Basic Earnings Per Share	$1.00	$0.55	81.8%	$2.38	$1.40	70.0%
Diluted Earnings Per Share	$0.99	$0.55	80.0%	$2.36	$1.39	69.8%

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Expenses:
Aircraft Impairment Charge	$—	$—	$—	$181
Restructuring Charge	—	—	98	—
Loss on Sale of Business	—	—	38	—
Gain on Sale of Real Estate	(109)	—	(109)	—
Interest Expense:
Currency Remeasurement Charge	—	—	—	77
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	48	—	11	(94)
Change in Tax Filing Status for German Subsidiary	—	—	76	—

Aircraft Impairment Charge

In the first quarter of 2009, we completed an impairment assessment of our McDonnell-Douglas DC-8 aircraft fleet, and recorded a pre-tax impairment charge of $181 million ($116 million after-tax), which affected our U.S. Domestic Package segment.

Restructuring Charge

In the first quarter of 2010, we reorganized the management structure in our U.S. Domestic Package segment, and incurred a restructuring charge associated with this reorganization. This pre-tax charge totaled $98 million ($64 million after-tax), and reflects the value of voluntary retirement benefits, severance benefits and unvested stock compensation.

Loss on Sale of Business

In the first quarter of 2010, we sold a specialized transportation business in Germany within our Supply Chain & Freight segment, and incurred a pre-tax loss on the sale of $38 million ($35 million after-tax).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Gain on Sale of Real Estate

In the third quarter of 2010, we recognized a pre-tax gain of $109 million ($61 million after-tax) on the sale of real estate within our U.S. Domestic Package segment.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions):
Next Day Air	$1,466	$1,348	8.8%	$4,311	$4,044	6.6%
Deferred	696	664	4.8%	2,088	2,009	3.9%
Ground	5,129	4,856	5.6%	15,263	14,553	4.9%

Total Revenue	$7,291	$6,868	6.2%	$21,662	$20,606	5.1%
Average Daily Package Volume (in thousands):
Next Day Air	1,181	1,144	3.2%	1,169	1,171	(0.2)%
Deferred	856	856	0.0%	866	878	(1.4)%
Ground	10,693	10,287	3.9%	10,656	10,424	2.2%

Total Avg. Daily Package Volume	12,730	12,287	3.6%	12,691	12,473	1.7%
Average Revenue Per Piece:
Next Day Air	$19.40	$18.13	7.0%	$19.31	$17.99	7.3%
Deferred	12.70	11.93	6.5%	12.62	11.92	5.9%
Ground	7.49	7.26	3.2%	7.50	7.27	3.2%
Total Avg. Revenue Per Piece	$8.95	$8.60	4.1%	$8.94	$8.60	4.0%
Operating Profit (in millions):
Operating Profit	$1,020	$514	98.4%	$2,330	$1,374	69.6%
Impact of Restructuring Charge	—	—		98	—
Gain on Sale of Real Estate	(109)	—		(109)	—
Impact of Aircraft Impairment Charge	—	—		—	181

Adjusted Operating Profit	$911	$514	77.2%	$2,319	$1,555	49.1%
Operating Margin	14.0%	7.5%		10.8%	6.7%
Adjusted Operating Margin	12.5%	7.5%		10.7%	7.5%
Operating Days in Period	64	65		191	192

Volume

In the third quarter of 2010, our overall volume increased as improvements in industrial production and retail sales increased overall demand in the U.S. small package market. Among our air products, package volume increased as inventory rebuilding in the manufacturing and retailing sectors contributed to growth. However, our letter volume declined largely due to weakness in the financial and other service industries. The increased volume for our ground products was driven by higher commercial ground volume and growth in our basic product, reflecting the impact of the strengthening economy. The growth in average daily volume was positively impacted by differences in the timing of the July fourth holiday between the third quarter of 2010 and 2009.

Revenue Per Piece

Overall revenue per piece increased for our ground and air products in the third quarter of 2010, due to a combination of base price increases, fuel surcharge rate changes, and a shift in product mix. The revenue per piece for our air products improved due to increased fuel surcharge rates, higher average package weights, and relatively higher growth in our premium products such as Next Day Air Early AM package. The improvement in revenue per piece for our ground products was due to increased fuel surcharge rates, but was partially offset by a mix shift towards lower yielding products.

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

Fuel Surcharges

UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the U.S. Department of Energy’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	% Point	2010	2009	% Point
Next Day Air / Deferred	7.5%	4.8%	2.7%	7.7%	2.9%	4.8%
Ground	5.7%	3.3%	2.4%	5.5%	3.1%	2.4%

On January 4, 2010, we modified the fuel surcharge on air services by reducing the index used to determine the fuel surcharge by 2%. Additionally, we adjusted the fuel surcharge tables to better align the surcharges between our air and ground products, and to reduce the volatility of air surcharges when fuel prices fluctuate. The increase in the air and ground fuel surcharges in the third quarter of 2010 was due to the significant increase in jet and diesel fuel prices, but was partially offset by the reduction in the index on the air surcharge. Total domestic fuel surcharge revenue, net of the impact of hedging, increased by $149 million in third quarter of 2010 ($459 million year-to-date), primarily due to the higher fuel surcharge rates discussed above, as well as the increase in volume for our ground products.

Operating Profit and Margin

Operating profit in 2010 was positively impacted by the overall economic growth in the U.S., which drove increased volume and yields. Combined with increased network efficiencies and cost containment initiatives, this resulted in strong operating leverage. Network efficiencies have been gained over the last several quarters, as we adjusted our air and ground networks to better match volume levels, and utilized our expanded Worldport facility to utilize larger aircraft as well as increase package sorting efficiency. These changes have resulted in cost savings through fewer aircraft block hours, labor hours in our operations, and vehicle miles driven. The combination of these factors led to an increase in the operating margin in 2010 compared with the corresponding period in 2009.

Operating profit also benefited from the approximate two month time lag between fuel price changes and when the monthly surcharge rates are applied to package shipments. Rapid declines in fuel prices in the first half of 2009 reduced the air fuel surcharge rate significantly for a portion of the third quarter of 2009. Subsequent increases in fuel prices, and the impact on the fuel surcharge, resulted in fuel positively impacting the change in operating profit in 2010 compared with 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions):
Domestic	$569	$536	6.2%	$1,714	$1,478	16.0%
Export	1,975	1,770	11.6%	5,992	5,133	16.7%
Cargo	132	116	13.8%	380	297	27.9%

Total Revenue	$2,676	$2,422	10.5%	$8,086	$6,908	17.1%
Average Daily Package Volume (in thousands):
Domestic	1,376	1,207	14.0%	1,359	1,128	20.5%
Export	863	767	12.5%	848	757	12.0%

Total Avg. Daily Package Volume	2,239	1,974	13.4%	2,207	1,885	17.1%
Average Revenue Per Piece:
Domestic	$6.46	$6.83	(5.4)%	$6.60	$6.82	(3.2)%
Export	35.76	35.50	0.7%	36.99	35.32	4.7%
Total Avg. Revenue Per Piece	$17.75	$17.97	(1.2)%	$18.28	$18.27	0.1%
Average Revenue Per Piece (Currency-Adjusted)*
Domestic	$6.46	$6.59	(2.0)%	$6.60	$6.91	(4.5)%
Export	35.76	34.68	3.1%	36.99	35.34	4.7%
Total Avg. Revenue Per Piece	$17.75	$17.51	1.4%	$18.28	$18.33	(0.3)%
*2009 revenue adjusted to 2010 currency exchange rates.
Operating Profit (in millions)	$419	$313	33.9%	$1,367	$900	51.9%
Operating Margin	15.7%	12.9%		16.9%	13.0%
Operating Days in Period	64	65		191	192
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue	$(62)			$21
Operating Profit	$(3)			$5

*	Net of currency hedging; amount represents the change compared to the prior year.

Volume

Export volume increased for the quarter, primarily due to strong growth in Asia, where volume grew 34%. Europe export also had strong volume growth for the quarter, increasing 13% compared with the prior year, as the worldwide economy and world trade continued to improve. In 2010, we experienced an overall lengthening of trade lanes, as inter-regional trade increased (especially in our Asia-to-Europe and Asia-to-U.S. export lanes), leading to relatively stronger growth for our higher yielding products. Our premium Worldwide Express and Expedited products grew at a relatively faster rate than our standard transborder and trade direct products.

Non-U.S. domestic volume increased 14% for the quarter, due in part to the acquisition of Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”) in Turkey in the third quarter of 2009. Excluding the acquisition of Unsped, non-U.S. domestic volume growth increased 11%, led by the strength in core European markets, Canada and Mexico.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenue Per Piece

Export revenue per piece increased slightly for the third quarter of 2010, largely due to higher fuel surcharge rates and base rate increases, as well as the impact of product mix as higher-yielding products (such as Worldwide Express and Worldwide Expedited) grew at a relatively faster pace. The impact of currency, net of hedging, resulted in a decrease to revenue growth during the quarter. Domestic revenue per piece decreased, primarily due to the impact of lower-yielding domestic packages from the Unsped acquisition. Total average revenue per piece increased 1.4% for the quarter on a currency-adjusted basis.

On January 4, 2010, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. were made throughout the year and varied by geographic market.

Fuel Surcharges

On January 4, 2010, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. Additionally, we adjusted the fuel surcharge tables to reduce the volatility of air surcharges when fuel prices fluctuate. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in the international region where the shipment takes place. Total international fuel surcharge revenue increased by $61 million for the third quarter in 2010 ($246 million year-to-date), due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

Operating Profit and Margin

The increase in operating profit for the third quarter of 2010 was primarily driven by volume increases in all major regions and trade lanes worldwide. Additionally, network efficiencies and cost containment initiatives created operating leverage which contributed to the increase in operating profits. During the quarter, our in-country cost per piece declined 2.5%. These factors led to an increase in the operating margin in 2010 compared with the corresponding period in 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	%	2010	2009	%
Revenue (in millions):
Forwarding and Logistics	$1,536	$1,250	22.9%	$4,425	$3,630	21.9%
Freight	581	509	14.1%	1,628	1,470	10.7%
Other	108	104	3.8%	323	306	5.6%

Total Revenue	$2,225	$1,863	19.4%	$6,376	$5,406	17.9%
Freight LTL Statistics:
Revenue (in millions)	$527	$474	11.2%	$1,476	$1,369	7.8%
Revenue Per Hundredweight	$18.99	$17.91	6.0%	$18.91	$17.49	8.1%
Shipments (in thousands)	2,647	2,599	1.9%	7,447	7,553	(1.4)%
Shipments Per Day (in thousands)	41.4	40.6	1.9%	39.0	39.5	(1.4)%
Gross Weight Hauled (in millions of lbs)	2,776	2,647	4.9%	7,805	7,824	(0.2)%
Weight Per Shipment (in lbs)	1,049	1,019	2.9%	1,048	1,036	1.2%
Operating Days in Period	64	64		191	191
Operating Profit (in millions):
Operating Profit	$177	$102	73.5%	$363	$268	35.4%
Impact of Loss on Sale of Business	—	—		38	—

Adjusted Operating Profit	$177	$102	73.5%	$401	$268	49.6%
Operating Margin	8.0%	5.5%		5.7%	5.0%
Adjusted Operating Margin	8.0%	5.5%		6.3%	5.0%
Currency Translation Benefit / (Cost) – (in millions)*:
Revenue	$(9)			$139
Operating Profit	2			6

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue

Forwarding and logistics revenue increased in the third quarter of 2010, primarily due to growth in the demand for forwarding as a result of the continued expansion of the global economy, inventory rebuilding and international trade. Both air freight and ocean freight experienced solid revenue growth, and were impacted by higher volumes, fuel surcharges, and other accessorial charges. Overall tonnage in our international air freight, North American air freight and ocean freight businesses increased 18%, 10% and 8%, respectively, for the third quarter of 2010 compared with the prior year. In our logistics products, we experienced growth in mail services and distribution revenue, with solid increases being achieved in the healthcare and technology sectors.

Freight revenue increased, primarily due to higher fuel surcharge rates and a base rate increase that took effect in January 2010. Average LTL shipments per day, weight per shipment and LTL revenue per hundredweight all increased during the quarter, largely due to our strategy of maintaining our focus on yields and targeting certain customer segments. The increase in LTL revenue per hundredweight was primarily due to an increase in base prices that took effect in January 2010, as UPS Freight increased minimum charge, LTL and TL rates an average of 5.7%, covering non-contractual shipments in the United States, Canada and Mexico. Additionally, LTL revenue per hundredweight increased as a result of higher fuel surcharge rates, as total fuel surcharge revenue increased $22 million for the quarter ($77 million year-to-date) primarily resulting from higher diesel fuel prices.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The other businesses within Supply Chain & Freight experienced an increase in revenue. A primary driver of this increase was our UPS Customer Solutions business, which provides a range of services (e.g. project management, industrial engineering, transportation fleet services, distribution network analysis, package engineering and package visibility).

Operating Profit and Margin

Operating profit in the forwarding unit increased during third quarter of 2010, largely due to a strong increase in tonnage in our air and ocean forwarding businesses. On a year-to-date basis, operating profit increased, but was partially offset by capacity constraints from outside carriers in the first half of 2010. Capacity constraints led to rapidly escalating rates on air freight which could not be passed on to customers in a timely manner, resulting in a negative impact to our operating profit and margin. This situation has improved throughout 2010, as capacity constraints have lessened and we were able to implement revenue management plans which better matched customer pricing with market conditions. Our logistics unit had a solid increase in profitability for the quarter, which was driven primarily by an expansion of operating margins due to operating efficiencies and a focus on higher margin industry sectors.

Operating profit for our UPS Freight unit decreased during the third quarter of 2010 compared with the prior year, due to a prior year reduction in vacation accruals resulting from modifications in vacation policies and changes in the workforce coverage of our individual plans. Excluding the impact of the reduction in vacation accruals, this unit achieved an increase in operating profit largely due to better productivity, increases in base pricing and volume. Productivity metrics increased, including increases in pickup and delivery stops per hour and linehaul utilization.

All of the remaining businesses within this segment had an operating profit during the quarter and year-to-date periods. Third quarter operating profit increased over the third quarter 2009 largely due to improved results in our financial unit. However, year-to-date combined profit for these businesses was lower than the comparable period of 2009, primarily due to the gain on sale of substantially all our international Mail Boxes Etc. operations during the second quarter of 2009.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	%	2010	2009	%
Operating Expenses (in millions):
Compensation and Benefits	$6,411	$6,341	1.1%	$19,465	$19,003	2.4%
Impact of Restructuring Charge	—	—		(98)	—

Adjusted Compensation and Benefits	6,411	6,341	1.1%	19,367	19,003	1.9%
Repairs and Maintenance	282	265	6.4%	837	814	2.8%
Depreciation and Amortization	448	441	1.6%	1,348	1,297	3.9%
Purchased Transportation	1,656	1,298	27.6%	4,770	3,698	29.0%
Fuel	724	635	14.0%	2,119	1,670	26.9%
Other Occupancy	222	241	(7.9)%	700	738	(5.1)%
Other Expenses	833	1,003	(16.9)%	2,825	3,158	(10.5)%
Impact of Aircraft Impairment Charge	—	—		—	(181)
Impact of Loss on Sale of Business	—	—		(38)	—
Impact of Gain on Sale of Real Estate	109	—		109	—

Adjusted Other Expenses	942	1,003	(6.1)%	2,896	2,977	(2.7)%

Total Operating Expenses	$10,576	$10,224	3.4%	$32,064	$30,378	5.6%
Adjusted Total Operating Expenses	10,685	10,224	4.5%	32,037	30,197	6.1%
Currency Translation (Benefit) Cost	$(70)			$149

Compensation and Benefits

The increases in compensation and benefits expense during the third quarter and year-to-date periods of 2010 compared with 2009 were impacted by several items. Third quarter and year-to-date payroll costs increased, largely due to higher accruals for management incentive compensation plans resulting from improved company financial results. Union payroll costs also increased due to contractual wage increases. These factors were partially offset by a decline in union labor hours, as well as, a reduction in management salary costs resulting from a decrease in the total number of management employees through attrition combined with voluntary and involuntary workforce reductions.

Benefits expense decreased for the third quarter of 2010, largely due to reductions in employee health and welfare costs. The third quarter reduction in health and welfare costs was primarily driven by reductions in the total number of management employees, and union employees covered by UPS-sponsored health and welfare benefit plans. Benefits expense increased in the year-to-date period of 2010, due largely to increases in pension expense, and relocation-related benefit costs for management employees. Pension expense increases resulted primarily from higher union contribution rates for multi-employer pension plans. The relocation benefit costs relate to the restructuring of our domestic package operations that occurred in the first quarter of 2010.

Repairs and Maintenance

Repairs and maintenance expense increased during the third quarter and year-to-date periods of 2010, largely due to higher costs for maintenance on our vehicle fleet.

Depreciation and Amortization

Depreciation and amortization expense increased in the third quarter and year-to-date periods of 2010, primarily as a result of higher depreciation expense on equipment and facilities, as Worldport assets added in the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

recent expansion began to be depreciated. Amortization of intangible assets also increased as a result of new intangibles recognized related to the Unsped acquisition in Turkey in the third quarter of 2009, as well as corporate sponsorships entered into in 2010.

Purchased Transportation

The increases in purchased transportation in the third quarter and year-to-date periods of 2010 were driven by higher freight forwarding volume in Asia and Europe, as well as increased fuel surcharge rates charged to us by third-party carriers as a result of higher fuel prices.

Fuel

The increases in fuel expense in the third quarter and year-to-date periods of 2010 were caused primarily by higher prices for jet-A fuel, diesel, and unleaded gasoline, as well as a slight increase in usage of these products in our operations.

Other Occupancy

The decreases in other occupancy expense in the third quarter and year-to-date periods of 2010 were primarily due to decreased labor and overhead expenses and lower rent expense on leased facilities.

Other Expenses

The decreases in other expenses in the third quarter and year-to-date periods of 2010 were largely due to reductions in bad debt expense and foreign currency transaction expense, which reflected gains during 2010 compared to losses in 2009. Additionally, we incurred a loss on the sale of a French repair business in the third quarter of 2009.

Additional expense reductions for the quarter and year-to-date periods were due to cost containment programs, including reductions in telecom costs, office supplies, and outside professional fees. We also incurred lower expenses associated with  auto liability insurance and customer claims for lost or damaged packages.

Investment Income (Loss) and Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	%	2010	2009	%
Investment Income (Loss) and Interest Expense (in millions):
Investment Income (Loss)	$15	$6	150.0%	$(7)	$(3)	133.3%
Interest Expense	$(91)	$(93)	(2.2)%	$(260)	$(356)	(27.0)%
Impact of Currency Remeasurement Charge	—	—		—	77

Adjusted Interest Expense	$(76)	$(87)	(12.6)%	$(267)	$(282)	(5.3)%

Investment Income

The increase in investment income for the third quarter in 2010 was largely due to higher realized gains on sales of investments and a higher average balance of funds invested compared with the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

On a year-to-date basis, the increase in investment losses in 2010 was primarily due to a lower yield earned on our invested assets as a result of declines in short-term interest rates in the United States, as well as higher impairment losses on our holdings of auction rate and preferred securities.

Interest Expense

The decrease in interest expense for the third quarter and year-to-date periods in 2010 was primarily due to lower average debt balances. This was partially offset by lower capitalized interest, due to the recent completion of several large construction projects, including our Worldport expansion.

Income Tax Expense

The following table presents an analysis of income tax expense (in millions) and our effective income tax rate:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2010	2009	%	2010	2009	%
Income Tax Expense	$549	$293	87.4%	$1,424	$788	80.7%
Impact of Change in Tax Filing Status for German Subsidiary	—	—		(76)	—
Impact of Loss on Sale of Business	—	—		3	—
Impact of Restructuring Charge	—	—		34	—
Impact of Gain on Sale of Real Estate	(48)	—		(48)	—
Impact of Aircraft Impairment Charge	—	—		—	65
Impact Currency Remeasurement Charge	—	—		—	29

Adjusted Income Tax Expense	$501	$293	71.0%	$1,337	$882	51.6%
Effective Tax Rate	35.6%	34.8%		37.5%	36.1%
Adjusted Effective Tax Rate	35.0%	34.8%		35.0%	36.1%

Income tax expense increased primarily due to higher pre-tax income. Our effective tax rate increased in the third quarter of 2010 compared to 2009, primarily due to the tax effect of the gain on the sale of real estate in the third quarter of 2010 occurring at a relatively high marginal tax rate.

On a year-to-date basis, the increase in our effective tax rate in 2010 compared with 2009 was impacted by the higher marginal tax rate applied to the gain on the sale of real estate, as well as, the change in the tax filing status of a German subsidiary that occurred in the first quarter of 2010. Additionally, we are currently unable to recognize the entire potential tax benefit of tax loss carryforwards generated from the sale of a Supply Chain & Freight business in Germany in the first quarter of 2010.

Excluding these items, our adjusted year-to-date effective tax rate decreased in 2010 compared to 2009 primarily due to the effect of having a higher proportion of our taxable income in 2010 being subject to tax outside the United States, where statutory tax rates are generally lower.

In addition to the tax effect of the items described above, we recognized a $40 million tax benefit in the third quarter of 2010 associated with the release of a valuation allowance against deferred tax assets in our International Package business. However, this item was offset by unfavorable return-to-provision adjustments for our 2009 U.S. federal tax return, which was completed during the third quarter, and changes in our projected

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

jurisdictional profit mix. The net impact to our consolidated third quarter and year-to-date 2010 provision for these items was not material.

Our year-to-date 2009 income tax provision was increased as a result of providing a valuation allowance of $14 million against certain deferred tax assets in our International Package business.

Liquidity and Capital Resources

Net Cash From Operating Activities

The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine months ended September 30,
	2010	2009
Net income	$2,369	$1,395
Non-cash operating activities (a)	2,347	2,835
Pension and postretirement plan contributions (UPS-sponsored plans)	(1,069)	(758)
Changes in working capital and other noncurrent assets and liabilities	269	691
Other operating activities	7	70

Net cash from operating activities	$3,923	$4,233

(a)	Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

The increase in consolidated net income was more than offset by higher pension contributions and changes in our working capital needs, which resulted in a reduction of operating cash flow in 2010 compared with the same period of 2009. Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. The increase in contributions in 2010 was largely due to minimum funding requirements related to the UPS IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $165 million to our company-sponsored pension and postretirement medical benefit plans over the remainder of 2010. We are currently evaluating whether to accelerate a portion of our required future contributions for our primary domestic pension plans into the fourth quarter of 2010.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Used In Investing Activities

Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Nine months ended September 30,
	2010	2009
Net cash used in investing activities	$(493)	$(879)

Capital Expenditures:
Buildings and facilities	$(254)	$(475)
Aircraft and parts	(345)	(413)
Vehicles	(204)	(132)
Information technology	(208)	(165)

	$(1,011)	$(1,185)

Capital Expenditures as a % of Revenue	2.8%	3.6%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$294	$40
Net (increase) decrease in finance receivables	$76	$206
Net (purchases) sales of marketable securities	$(33)	$(12)
Other sources (uses) of cash from investing activities	$181	$72

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

The increase in proceeds from the disposal of property, plant and equipment is largely due to real estate sales and the proceeds from insurance recoveries in 2010. The net change in finance receivables is primarily due to customer paydowns and new loan origination activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs, and will therefore fluctuate from period to period. Other investing activities include the cash settlement of derivative contracts used in our energy and currency hedging programs, the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders, and changes in restricted cash balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Used In Financing Activities

Our primary uses of cash flows for financing activities are to repurchase shares, pay cash dividends, and repay debt principal, as follows (amounts in millions, except per share data):

	Nine months ended September 30,
	2010	2009
Net cash provided by (used in) financing activities	$(1,939)	$(1,661)

Share Repurchases:
Cash expended for shares repurchased	$(599)	$(395)
Number of shares repurchased	(9.3)	(7.8)
Shares outstanding at period end	989	993
Percent reduction in shares outstanding	(0.5)%	(0.3)%

Dividends:
Dividends declared per share	$1.41	$1.35
Cash expended for dividend payments	$(1,363)	$(1,313)

Borrowings:
Net borrowings (repayments) of debt principal	$(68)	$226

Other Financing Activities:
Cash received for common stock issuances	$151	$104
Other sources (uses) of cash from financing activities	$(60)	$(283)

Capitalization (as of September 30 each year):
Total debt outstanding at period end	$9,642	$10,305
Total shareowners’ equity at period end	8,526	7,046

Total capitalization	$18,168	$17,351
Debt to Total Capitalization %	53.1%	59.4%

As a result of the uncertain economic environment, we have slowed our share repurchase activity during the 2009 and 2010 periods. We currently intend to repurchase shares in 2010 at a rate that will more than offset the dilution from our stock compensation programs. As of September 30, 2010, we had $5.414 billion of our existing share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We maintained our quarterly cash dividend payment at $0.47 per share in the third quarter of 2010, compared with the previous $0.45 quarterly dividend rate in 2009. We expect to continue the practice of paying regular cash dividends.

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

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $894 million outstanding under this program as of September 30, 2010, with an average interest rate of 0.16%. All of this commercial paper was classified as a current liability as of September 30, 2010. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of September 30, 2010.

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

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 19, 2012. Interest on any amounts we borrow under this facility would be charged at 90-day LIBOR plus 15 basis points. At September 30, 2010, there were no outstanding borrowings under either of these facilities.

Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. During the third quarter, Standard & Poor’s reaffirmed our credit ratings, and revised their outlook for UPS from negative to stable. We continue to have a stable outlook from Moody’s as well.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of September 30, 2010 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2010, 10% of net tangible assets is equivalent to $2.341 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2010, our net worth, as defined, was equivalent to $13.613 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2010 have not materially changed from those at December 31, 2009, as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the Court decertified the class and vacated the trial scheduled for that month. After decertification, some plaintiffs filed individual lawsuits raising the same allegations as in the underlying class action. These individual lawsuits are in various stages. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

In another case, Hohider v. UPS, which in July 2007 was certified as a class action in a Pennsylvania federal court, plaintiffs have challenged certain aspects of the Company’s interactive process for assessing requests for reasonable accommodation under the Americans with Disabilities Act. Plaintiffs purport to represent a class of over 35,000 current and former employees, and seek back-pay, and compensatory and punitive damages, as well as attorneys’ fees. In August 2007, the Third Circuit Court of Appeals granted our petition to hear the appeal of the trial court’s certification order. In July 2009, the Third Circuit issued its decision decertifying the class and remanding the case to the trial court for further proceedings. In August 2010, we reached a settlement with the plaintiffs and the case was dismissed. The settlement had no material adverse effect on our financial condition, results of operations, or liquidity.

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

Other Matters

We received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the DOJ’s investigation into certain pricing practices in the freight forwarding industry in December 2007.

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

In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations.

We also received and responded to related information requests from competition authorities in other jurisdictions.

We are cooperating with each of these investigations, and intend to continue to vigorously defend ourselves. At this time, we are unable to determine the amount of any liability that may result from these matters or whether any such liability would have a material adverse effect on our financial condition, results of operations, or liquidity.

Health Care Legislation

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in 2010 will bring significant changes to the U.S. health care system. The legislation eliminated the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage; however, this impact has not been material to our financial results. We are evaluating the long-term impacts of this legislation on us. It is difficult to estimate the impact due to the nature of our workforce, the various years in which certain provisions become applicable, and the fact that additional regulatory and rulemaking actions will be occurring. Our current estimate is that we will incur an additional $50 to $65 million of annual expense beginning in 2011, which is primarily due to the multiple coverage provisions of the legislation which require the expansion of dependent coverage to age 26, among other requirements.

Rate Adjustments

In October 2010, we announced that an increase in base rates and changes in our fuel surcharge for package shipments that will take effect January 3, 2011. UPS Ground service rates will increase a net 4.9% through a combination of a 5.9% increase in rates and a 1% reduction in the index used to determine the ground fuel surcharge. UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and international air shipments originating in the United States (including Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard Service) will increase a net 4.9%, through a combination of a 6.9% increase in base rates and a 2% reduction in the index used to determine the air fuel surcharge. These rate changes are customary and occur on an annual basis. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

Also in October 2010, we announced a 5.9% general rate increase for our UPS Freight LTL unit, which took effect October 18, 2010. The increase covers non-contractual shipments in the U.S., Canada and Mexico, and applies to minimum charge, LTL rates and accessorial charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Accounting Pronouncements

Adoption of New Accounting Standards

There were no accounting standards adopted during the nine months ended September 30, 2010 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after September 30, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. This market risk arises in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risks arising from these exposures, we utilize a variety of foreign exchange, interest rate, equity and commodity forward contracts, options, and swaps.

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2010	December 31, 2009

Energy Derivatives	$—	$—
Currency Derivatives	(136)	12
Interest Rate Derivatives	239	59

	$103	$71

Our market risks, hedging strategies, and financial instrument positions at September 30, 2010 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The fair value changes between December 31, 2009 and September 30, 2010 in the table above are primarily due to interest rate and foreign currency exchange rate changes between those dates, as well as normal settlements of derivative positions.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the third quarter of 2010 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2010	0.4	$60.00	0.4	$5,555
August 1 – August 31, 2010	1.5	64.95	1.4	5,465
September 1 – September 30, 2010	0.8	67.72	0.7	5,414

Total July 1 – September 30, 2010	2.7	$64.22	2.5

(a)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. dated May 6, 2010 (incorporated by reference to Exhibit 3.3 to Form 8-K, filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. dated May 6, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 12, 2010).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

†	Filed herewith.
††	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: November 5, 2010	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)