Form 10-Q
period 2011-03-31
UNITED PARCEL SERVICE INC
filed 2011-05-05
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011, or

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

There were 248,422,793 Class A shares, and 737,791,369 Class B shares, with a par value of $0.01 per share, outstanding at April 26, 2011.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2011 (unaudited) and December 31, 2010

(In millions)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,657	$3,370
Marketable securities	787	711
Accounts receivable, net	5,462	5,627
Finance receivables, net	196	203
Deferred income tax assets	695	659
Income tax receivable	123	287
Other current assets	698	712

Total Current Assets	12,618	11,569
Property, Plant and Equipment, Net	17,407	17,387
Goodwill	2,107	2,081
Intangible Assets, Net	599	599
Non-Current Finance Receivables, Net	275	288
Non-Current Investments and Restricted Cash	303	458
Other Non-Current Assets	1,285	1,215

Total Assets	$34,594	$33,597

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,554	$355
Accounts payable	2,017	1,974
Accrued wages and withholdings	1,660	1,505
Self-insurance reserves	752	725
Income taxes accrued	307	—
Other current liabilities	1,315	1,343

Total Current Liabilities	7,605	5,902
Long-Term Debt	10,504	10,491
Pension and Postretirement Benefit Obligations	3,648	4,663
Deferred Income Tax Liabilities	2,024	1,870
Self-Insurance Reserves	1,776	1,809
Other Non-Current Liabilities	803	815
Shareowners’ Equity:
Class A common stock (252 and 258 shares issued in 2011 and 2010)	3	3
Class B common stock (736 and 735 shares issued in 2011 and 2010)	7	7
Additional paid-in capital	—	—
Retained earnings	14,206	14,164
Accumulated other comprehensive loss	(6,052)	(6,195)
Deferred compensation obligations	85	103
Less: Treasury stock (2 shares in 2011 and 2010)	(85)	(103)

Total Equity for Controlling Interests	8,164	7,979
Total Equity for Non-Controlling Interests	70	68

Total Shareowners’ Equity	8,234	8,047

Total Liabilities and Shareowners’ Equity	$34,594	$33,597

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$12,582	$11,728
Operating Expenses:
Compensation and benefits	6,608	6,539
Repairs and maintenance	315	274
Depreciation and amortization	441	451
Purchased transportation	1,648	1,501
Fuel	908	678
Other occupancy	261	262
Other expenses	975	981

Total Operating Expenses	11,156	10,686

Operating Profit	1,426	1,042

Other Income and (Expense):
Investment income (loss)	11	(4)
Interest expense	(85)	(85)

Total Other Income and (Expense)	(74)	(89)

Income Before Income Taxes	1,352	953
Income Tax Expense	467	420

Net Income	$885	$533

Basic Earnings Per Share	$0.89	$0.54

Diluted Earnings Per Share	$0.88	$0.53

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$885	$533
Change in foreign currency translation adjustment	125	(128)
Change in unrealized gain (loss) on marketable securities, net of tax	(4)	19
Change in unrealized gain (loss) on cash flow hedges, net of tax	(63)	39
Change in unrecognized pension and postretirement benefit costs, net of tax	85	42

Comprehensive income	$1,028	$505

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$885	$533
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	441	451
Pension and postretirement benefit expense	256	224
Pension and postretirement benefit contributions	(1,252)	(656)
Self-insurance reserves	(6)	(13)
Deferred taxes, credits and other	112	139
Stock compensation expense	120	100
Other (gains) losses	23	97
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	312	177
Other current assets	137	(20)
Accounts payable	(81)	48
Accrued wages and withholdings	144	379
Other current liabilities	182	89
Other operating activities	8	1

Net cash from operating activities	1,281	1,549

Cash Flows From Investing Activities:
Capital expenditures	(402)	(283)
Proceeds from disposals of property, plant and equipment	11	20
Purchases of marketable securities and short-term investments	(1,042)	(310)
Sales and maturities of marketable securities and short-term investments	1,141	334
Net (increase) decrease in finance receivables	26	—
Other investing activities	(16)	(11)

Net cash used in investing activities	(282)	(250)

Cash Flows From Financing Activities:
Net change in short-term debt	1,297	628
Proceeds from long-term borrowings	12	52
Repayments of long-term borrowings	(113)	(206)
Purchases of common stock	(505)	(278)
Issuances of common stock	104	45
Dividends	(503)	(456)
Other financing activities	(45)	(42)

Net cash provided by (used in) financing activities	247	(257)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	41	(40)

Net Increase In Cash And Cash Equivalents	1,287	1,002
Cash And Cash Equivalents:
Beginning of period	3,370	1,542

End of period	$4,657	$2,544

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2011, our results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2011. The fair value of our investment securities is disclosed in Note 4, our short and long-term debt in Note 8 and our derivative instruments in Note 13.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

There were no accounting standards adopted during the three months ended March 31, 2011 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after March 31, 2011, are not expected to have a significant effect on our consolidated financial position or results of operations.

NOTE 3. STOCK-BASED COMPENSATION

We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

performance shares, performance units and management incentive awards to eligible employees. The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Awards Program, the UPS Long-Term Incentive Program and the UPS Long-Term Incentive Performance Award program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount.

During the first quarter of 2011, we granted target restricted stock units (“RSUs”) under the UPS Long-Term Incentive Performance Award program to eligible management. Of the total 2011 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2011 to 2013, using performance criteria targets established each year. For 2011, those targets consist of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2011 target award will be based upon our achievement of adjusted earnings per share for the year ending 2013 compared to a target established at the beginning of the award cycle.

The number of RSUs earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the RSUs earned may be a percentage less than or more than 100% of the target RSUs for each tranche. Based on the date that the eligible management population and performance targets were approved for the 2011 performance tranches, we determined the award measurement date to be March 1, 2011, and therefore the target RSU grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $72.35 on that date.

Awards granted under the UPS Long-Term Incentive program are normally granted during the second quarter of each year, and awards granted under the Management Incentive Awards program have previously been granted during the fourth quarter of each year. The timing of the awards granted under the Management Incentive Awards program has changed, and we anticipate that the 2011 awards will be granted in the first quarter of 2012. Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2011 and 2010 was $120 and $100 million pre-tax, respectively.

NOTE 4. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale as of March 31, 2011 and December 31, 2010 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2011
Current marketable securities:
U.S. government and agency debt securities	$209	$1	$(1)	$209
Mortgage and asset-backed debt securities	216	2	(1)	217
Corporate debt securities	277	4	(1)	280
U.S. state and local municipal debt securities	14	—	—	14
Other debt and equity securities	66	1	—	67

Current marketable securities	782	8	(3)	787
Non-current marketable securities:
Common equity securities	10	7	—	17

Non-current marketable securities	10	7	—	17

Total marketable securities	$792	$15	$(3)	$804

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2010
Current marketable securities:
U.S. government and agency debt securities	$207	$1	$(2)	$206
Mortgage and asset-backed debt securities	220	3	(1)	222
Corporate debt securities	179	5	(1)	183
U.S. state and local municipal debt securities	33	—	—	33
Other debt and equity securities	62	5	—	67

Current marketable securities	701	14	(4)	711
Non-current marketable securities:
Asset-backed debt securities	79	2	(2)	79
U.S. state and local municipal debt securities	49	2	(6)	45
Common equity securities	20	14	—	34
Preferred equity securities	16	1	(3)	14

Non-current marketable securities	164	19	(11)	172

Total marketable securities	$865	$33	$(15)	$883

Auction Rate Securities

During first quarter 2011, we sold all remaining investments in auction rate securities. These sales did not have a material impact on our statement of consolidated income.

Investment Other-Than-Temporary Impairments

We have concluded that no other-than-temporary impairment losses existed as of March 31, 2011. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Maturity Information

The amortized cost and estimated fair value of marketable securities at March 31, 2011, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$184	$184
Due after one year through three years	207	209
Due after three years through five years	51	51
Due after five years	338	341

	780	785
Equity securities	12	19

	$792	$804

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

We had $286 million of restricted cash related to our self-insurance requirements, as of March 31, 2011 and December 31, 2010, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets.

Fair Value Measurements

Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include non-auction rate asset-backed securities, corporate bonds, and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.

We classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation required substantial judgment and estimation of factors that were not observable in the market due to the lack of trading in the securities. These securities were valued as of December 31, 2010 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities, and the input of broker-dealers in these securities.

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections.

The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
March 31, 2011
Marketable Securities:
U.S. government and agency debt securities	$209	$—	$—	$209
Mortgage and asset-backed debt securities	—	217	—	217
Corporate debt securities	—	280	—	280
U.S. state and local municipal debt securities	—	14	—	14
Other debt and equity securities	5	79	—	84

Total marketable securities	214	590	—	804
Other investments	—	—	254	254

Total	$214	$590	$254	$1,058

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
December 31, 2010
Marketable Securities:
U.S. government and agency debt securities	$206	$—	$—	$206
Mortgage and asset-backed debt securities	—	222	79	301
Corporate debt securities	—	183	—	183
U.S. state and local municipal debt securities	—	33	45	78
Other debt and equity securities	41	60	14	115

Total marketable securities	247	498	138	883
Other investments	—	—	267	267

Total	$247	$498	$405	$1,150

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2011 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2011	$138	$267	$405
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	(138)	—	(138)

Balance on March 31, 2011	$—	$254	$254

There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2011 and December 31, 2010 consists of the following (in millions):

	2011	2010
Vehicles	$5,556	$5,519
Aircraft (including aircraft under capitalized leases)	14,161	14,063
Land	1,093	1,081
Buildings	3,144	3,102
Building and leasehold improvements	2,886	2,860
Plant equipment	6,719	6,656
Technology equipment	1,579	1,552
Equipment under operating leases	119	122
Construction-in-progress	388	265

	35,645	35,220
Less: Accumulated depreciation and amortization	(18,238)	(17,833)

	$17,407	$17,387

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three months ended March 31, 2011 and 2010 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Net Periodic Cost:
Service cost	$218	$181	$22	$22	$9	$6
Interest cost	327	300	52	53	10	8
Expected return on assets	(489)	(400)	(4)	(5)	(11)	(9)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	43	2	1	—	—
Actuarial (gain) loss	71	19	5	4	1	1
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$170	$143	$77	$75	$9	$6

During the first three months of 2011, we contributed $1.215 billion and $37 million to our company-sponsored pension and postretirement medical benefit plans, respectively. Included in the contribution to the postretirement medical benefit plans is $12 million that UPS received under the Early Retiree Reinsurance Program authorized in the Patient Protection and Affordable Care Act. Included in the contribution to the pension plans is a $1.2 billion accelerated contribution to the UPS IBT Pension Plan, which represented an acceleration of contributions that would have been required over the remainder of 2011 and approximately $440 million in contributions that would not have been required until after 2011. We expect to contribute $40 and $78 million over the remainder of the year to the pension and postretirement medical benefit plans, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of March 31, 2011 and December 31, 2010 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2010 balance	$—	$377	$1,704	$2,081
Acquired	—	—	—	—
Currency / Other	—	6	20	26

March 31, 2011 balance	$—	$383	$1,724	$2,107

The increase in goodwill in the International Package and Supply Chain & Freight segments was due to the impact of the weakening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

The following is a summary of intangible assets as of March 31, 2011 and December 31, 2010 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2011:
Trademarks, licenses, patents, and other	$200	$(63)	$137
Customer lists	100	(61)	39
Franchise rights	109	(54)	55
Capitalized software	1,907	(1,539)	368

Total Intangible Assets, Net	$2,316	$(1,717)	$599

December 31, 2010:
Trademarks, licenses, patents, and other	$187	$(50)	$137
Customer lists	99	(59)	40
Franchise rights	109	(52)	57
Capitalized software	1,927	(1,562)	365

Total Intangible Assets, Net	$2,322	$(1,723)	$599

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of March 31, 2011 and December 31, 2010 consists of the following (in millions):

	Maturity	2011	2010
Commercial paper	2011	$1,539	$341
4.50% senior notes	2013	1,800	1,815
3.875% senior notes	2014	1,059	1,061
5.50% senior notes	2018	783	795
5.125% senior notes	2019	1,027	1,032
6.20% senior notes	2038	1,480	1,480
8.375% debentures	2020	458	453
3.125% senior notes	2021	1,465	1,464
8.375% debentures	2030	284	284
4.875% senior notes	2040	488	488
Floating rate senior notes	2049-2053	381	386
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031/2050	798	764
Capital lease obligations	2011-2021	172	160
Other debt	2011-2012	4	3

Total debt		12,058	10,846
Less current maturities		(1,554)	(355)

Long-term debt		$10,504	$10,491

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.539 billion outstanding under this program as of March 31, 2011, with an average interest rate of 0.12%. As of March 31, 2011, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies; however, there were no amounts outstanding under this program as of March 31, 2011.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service (“Moody’s”). The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids.

Debt Covenants

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers; however, these debt instruments and credit facilities do subject us to certain financial covenants. As of March 31, 2011 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2011, 10% of net tangible assets is equivalent to $2.428 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of March 31, 2011, our net worth, as defined, was equivalent to $14.216 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $12.485 and $11.355 billion as of March 31, 2011 and December 31, 2010, respectively.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the court decertified the class and plaintiffs appealed. After decertification and while the appeal was pending, some plaintiffs filed individual lawsuits raising the same allegations as in the underlying class action. These individual lawsuits are in various stages. On April 28, 2011, the appeals court upheld the decertification decision. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, we had approximately 250,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In January 2011, we reached an agreement with Teamsters Local 2727 which was ratified by its members in April 2011. The agreement will run through

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2013. In addition, the majority (approximately 3,300) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity would result from our participation in these plans.

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

In October 2007, June 2008 and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding. We received an additional information request from the Commission in January 2011, and we have responded to that request.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2011, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of March 31, 2011, no preferred shares had been issued.

The following is a roll-forward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2011 and 2010 (in millions, except per share amounts):

	2011		2010
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	258	$3	285	$3
Common stock purchases	(2)	—	(1)	—
Stock award plans	1	—	—	—
Common stock issuances	1	—	1	—
Conversions of Class A to Class B common stock	(6)	—	(10)	—

Class A shares issued at end of period	252	$3	275	$3

Class B Common Stock
Balance at beginning of period	735	$7	711	$7
Common stock purchases	(5)	—	(4)	—
Conversions of Class A to Class B common stock	6	—	10	—

Class B shares issued at end of period	736	$7	717	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$2
Stock award plans		143		95
Common stock purchases		(176)		(145)
Common stock issuances		58		48
Other		(25)		—

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$14,164		$12,745
Net income attributable to controlling interests		885		533
Dividends ($0.52 and $0.47 per share)		(518)		(469)
Common stock purchases		(325)		(117)

Balance at end of period		$14,206		$12,692

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2011, we entered into an accelerated share repurchase program, which allowed us to repurchase $250 million of shares (3.4 million shares). The program was completed in March 2011. In the first quarter of 2010, we entered into an accelerated share repurchase program that allowed us to repurchase $186 million of shares (3.0 million shares). The program was completed in April 2010.

During the first quarter of 2010, we also entered into an option repurchase transaction allowing us to buy our shares on certain dates at fixed prices. On March 31, 2011, we have options outstanding to purchase 0.4 million shares, and the options expire in June 2011.

In total, we repurchased a total of 6.8 million shares of Class A and Class B common stock for $501 million during the three months ended March 31, 2011, and 4.5 million shares for $262 million for the three months ended March 31, 2010. As of March 31, 2011, we had $4.694 billion of our share repurchase authorization remaining.

Accumulated Other Comprehensive Income (Loss)

We experience activity in accumulated other comprehensive income (“AOCI”) for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Foreign currency translation gain (loss):
Balance at beginning of period	$(68)	$37
Aggregate adjustment for the period	125	(128)

Balance at end of period	57	(91)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	12	(27)
Current period changes in fair value (net of tax effect of $2, and $10)	4	16
Reclassification to earnings (net of tax effect of $(4) and $1)	(8)	3

Balance at end of period	8	(8)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(239)	(200)
Current period changes in fair value (net of tax effect of $(32) and $10)	(53)	17
Reclassification to earnings (net of tax effect of $(6) and $13)	(10)	22

Balance at end of period	(302)	(161)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,900)	(4,937)
Reclassification to earnings (net of tax effect of $45 and $26)	77	42
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $4 and $0)	8	—

Balance at end of period	(5,815)	(4,895)

Accumulated other comprehensive income (loss) at end of period	$(6,052)	$(5,155)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Early Retiree Reinsurance Program authorized in the Patient Protection and Affordable Care Act is further discussed in Note 6.

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	2011		2010
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$103		$108
Reinvested dividends		1		1
Benefit payments		(19)		(10)

Balance at end of period		$85		$99

Treasury Stock
Balance at beginning of period	(2)	$(103)	(2)	$(108)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	19	—	10

Balance at end of period	(2)	$(85)	(2)	$(99)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests currently on our consolidated balance sheets primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey and portions of the Central Asia region, which was formed in the third quarter of 2009. The activity related to our noncontrolling interests is presented below for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Noncontrolling Interests
Balance at beginning of period	$68	$66
Acquired noncontrolling interests	2	—
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$70	$66

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

International Package

International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or distribution outside the United States. Our International Package reporting segment includes the operations of our Europe, Asia and Americas operating segments.

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

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities, and investments in limited partnerships.

Segment information for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Revenue:
U.S. Domestic Package	$7,543	$7,102
International Package	2,900	2,639
Supply Chain & Freight	2,139	1,987

Consolidated	$12,582	$11,728

Operating Profit:
U.S. Domestic Package	$849	$562
International Package	446	427
Supply Chain & Freight	131	53

Consolidated	$1,426	$1,042

As discussed in Note 14, the U.S. Domestic Package segment operating profit was adversely impacted by a $98 million restructuring charge in the first quarter of 2010, while the Supply Chain & Freight segment operating profit for that quarter was negatively impacted by a $38 million loss on the sale of a specialized transportation business unit in Germany.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in millions, except per share amounts):

	2011	2010
Numerator:
Net income	$885	$533

Denominator:
Weighted average shares	988	992
Deferred compensation obligations	2	2
Vested portion of restricted shares	2	1

Denominator for basic earnings per share	992	995

Effect of dilutive securities:
Restricted performance units	3	3
Restricted stock units	6	6
Stock options	1	—

Denominator for diluted earnings per share	1,002	1,004

Basic earnings per share	$0.89	$0.54

Diluted earnings per share	$0.88	$0.53

Diluted earnings per share for the three months ended March 31, 2011 and 2010 excludes the effect of 5.0 and 14.9 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have agreements with some of our counterparties containing early termination rights and bilateral collateral provisions, whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. As of March 31, 2011, we had not posted nor received any collateral under these contractual provisions. The remaining counterparty agreements contain early termination rights but no bilateral collateral provisions.

We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

Accounting Policy for Derivative Instruments

We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the derivative, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

A cash flow hedge refers to hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or hedge components excluded from the assessment of effectiveness, are recognized in the statements of consolidated income during the current period.

A fair value hedge refers to hedging the exposure to changes in the fair value of an existing asset or a liability on the consolidated balance sheets that is attributable to a particular risk. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument is recognized in the statements of consolidated income during the current period, as well as the offsetting gain or loss on the hedged item.

A net investment hedge refers to the use of cross currency swaps, forward contracts or foreign currency denominated debt to hedge portions of our net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other AOCI. The remainder of the change in value of such instruments is recorded in earnings.

Types of Hedges

Commodity Risk Management

Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes on our business. We periodically enter into option contracts on energy commodity products to manage the price risk associated with forecasted transactions involving refined fuels, principally jet-A, diesel and unleaded gasoline. The objective of the hedges is to reduce the variability of cash flows, due to changing fuel prices, associated with the forecasted transactions involving those products. We have designated and account for these contracts as cash flow hedges of the underlying forecasted transactions involving these fuel products and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or revenue when the underlying transactions occur.

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

We have foreign currency denominated debt obligations and capital lease obligations associated with our aircraft. For some of these debt obligations and leases, we hedge the foreign currency denominated contractual payments using cross-currency interest rate swaps, which effectively convert the foreign currency denominated contractual payments into U.S. Dollar denominated payments. We have designated and account for these swaps as cash flow hedges of the forecasted contractual payments and, therefore, the resulting gains and losses from these hedges are recognized in the statements of consolidated income when the currency remeasurement gains and losses on the underlying debt obligations and leases are incurred.

Interest Rate Risk Management

Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment date and maturity date of the swaps match the terms of the associated debt being hedged. Interest rate swaps allow us to maintain a target range of floating rate debt within our capital structure.

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

We periodically hedge the forecasted fixed-coupon interest payments associated with anticipated debt offerings, using forward starting interest rate swaps, interest rate locks or similar derivatives. These agreements effectively lock a portion of our interest rate exposure between the time the agreement is entered into and the date when the debt offering is completed, thereby mitigating the impact of interest rate changes on future interest expense. These derivatives are settled commensurate with the issuance of the debt, and any gain or loss upon settlement is amortized as an adjustment to the effective interest yield on the debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions

As of March 31, 2011 and December 31, 2010, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2011 Notional Value		December 31, 2010 Notional Value
Currency Hedges:
Euro		€1,775		€1,732
British Pound Sterling		£899		£871
Canadian Dollar	C$	379	C$	289

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$6,424		$6,000
Floating to Fixed Interest Rate Swaps		$50		$53

As of March 31, 2011, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 39 years.

Balance Sheet Recognition and Fair Value Measurements

The following table indicates the location on the consolidated balance sheets in which our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type, and the related fair values of those derivatives (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	March 31, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$3	$36
Foreign exchange contracts	Other non-current assets	Level 2	7	—
Interest rate contracts	Other non-current assets	Level 2	160	182

Total Asset Derivatives			$170	$218

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	March 31, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$(54)	$(9)
Foreign exchange contracts	Other non-current liabilities	Level 2	(83)	(99)
Interest rate contracts	Other non-current liabilities	Level 2	(33)	(29)

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	(3)	(3)
Interest rate contracts	Other non-current liabilities	Level 2	(1)	(1)

Total Liability Derivatives			$(174)	$(141)

Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Recognition

The following table indicates the amount and location in the statements of consolidated income for the three months ended March 31, 2011 and 2010 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Derivative Instruments in Cash Flow Hedging Relationships	2011 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2011 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$—	$1	Interest Expense	$(5)	$(4)
Foreign exchange contracts	18	(25)	Interest Expense	34	(55)
Foreign exchange contracts	(103)	51	Revenue	(13)	24

Total	$(85)	$27		$16	$(35)

As of March 31, 2011, $137 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ending March 31, 2012. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2011 and 2010.

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2011 and 2010 (in millions).

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended March 31, 2011:
Interest rate contracts	Interest Expense	$(27)	Fixed-Rate Debt and Capital Leases	Interest Expense	$27
Three Months Ended March 31, 2010:
Interest rate contracts	Interest Expense	$41	Fixed-Rate Debt and Capital Leases	Interest Expense	$(41)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our consolidated balance sheets. The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forward contracts not designated as hedges as of March 31, 2011 and 2010 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income
Foreign Exchange Contracts	Other Operating Expenses	$(10)	$18

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

Supply Chain & Freight—Germany

In February 2010, we completed the sale of a specialized transportation and express freight business in Germany within our Supply Chain & Freight segment. As part of the sale transaction, we incurred certain costs associated with employee severance payments, other employee benefits, transition services and leases on operating facilities and equipment. Additionally, we have provided a guarantee for a period of two years for certain employee benefit payments being assumed by the buyer. We recorded a pre-tax loss of $38 million ($35 million after-tax) for this transaction in the first quarter of 2010, which included the costs associated with the sale transaction and the fair value of the guarantee.

U.S. Domestic Package Restructuring

In an effort to improve performance in the U.S. Domestic Package segment, we announced a program to streamline our domestic management structure in January 2010. As part of this restructuring, we reduced the number of domestic districts and regions in our U.S. small package operation, in order to better align our operations geographically and allow more local decision-making and resources to be deployed for our customers. Effective in April 2010, we reduced our U.S. regions from five to three and our U.S. districts from 46 to 20. The restructuring eliminated approximately 1,800 management and administrative positions in the U.S. Approximately 1,100 employees were offered voluntary severance packages, while other impacted employees received severance benefits and access to support programs based on length of service. We recorded a pre-tax charge of $98 million ($64 million after-tax) in the first quarter of 2010 related to the costs of this program, which reflected the value of voluntary retirement benefits, severance benefits and unvested stock compensation. In 2010, we incurred additional costs related to relocation of employees and other restructuring activities, however those costs were offset by savings from the staffing reductions.

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

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2003. During the fourth quarter of 2010, we received a refund of $139 million as a result of the resolution of tax years 2003 through 2004 with the IRS Appeals Office. Along with the audit for tax years 2005 through 2007, the IRS is currently examining non-income based taxes, including employment and excise taxes, which could lead to proposed assessments. The IRS has not presented an official position with regard to these taxes at this time, and therefore we are not able to determine the technical merit of any potential assessment. We anticipate receipt of the IRS reports on these matters by the end of the second quarter of 2011. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 2003 and 2004. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.

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

Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the Securities and Exchange filings contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2010 and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Overview

Our U.S. Domestic Package, International Package and Supply Chain & Freight segments were all favorably impacted by the continued improvement in the worldwide economic situation in early 2011, as well as our initiatives to improve yield management, increase operational efficiency and contain costs, leading to improvements in operating margin and profit. High fuel prices impacted both our revenue, as we collected higher fuel surcharge rates, as well as expense, as fuel and purchased transportation costs increased. Small package volume was positively impacted by the economy, but was adversely affected by poor weather conditions in the United States and the timing of the Easter holiday.

Significant portions of the world economy are experiencing improved economic growth, international trade, inventory rebuilding and retail sales. These trends allowed us to leverage our international transportation network, and provided for strong international package operating results in the first quarter of 2011.

In addition to the improved volume and revenue trends, cost containment initiatives and better network efficiencies undertaken over the last several quarters positively impacted our results. We have continued undertaking initiatives to improve our transportation network. During 2010, we opened the second phase of our Worldport expansion which has allowed the use of larger and more fuel-efficient aircraft, and further improved network efficiencies. We opened our new intra-Asia air hub in Shenzhen, China, which has allowed us to better serve our customers by reducing time in transit for shipments in the region. We also streamlined our U.S. domestic management structure, sold a non-core supply chain business, and continued to better align our cost structure with current volume levels.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2011	2010	%
Revenue (in millions)	$12,582	$11,728	7.3%
Operating Expenses (in millions)	11,156	10,686	4.4%

Operating Profit (in millions)	$1,426	$1,042	36.9%
Operating Margin	11.3%	8.9%
Average Daily Package Volume (in thousands)	14,957	14,926	0.2%
Average Revenue Per Piece	$10.76	$10.23	5.2%
Net Income (in millions)	$885	$533	66.0%
Basic Earnings Per Share	$0.89	$0.54	64.8%
Diluted Earnings Per Share	$0.88	$0.53	66.0%

Items Affecting Comparability

The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended March 31,
	2011	2010
Operating Expenses:
U.S. Domestic Package restructuring charge	$—	$98
Loss on sale of Supply Chain & Freight business in Germany	—	38
Income Tax Expense (Benefit) from the Items Above	—	(37)
Income Tax Expense:
Change in tax filing status for German subsidiary	—	76

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

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2011	2010	%
Revenue (in millions):
Next Day Air	$1,495	$1,382	8.2%
Deferred	753	694	8.5%
Ground	5,295	5,026	5.4%

Total Revenue	$7,543	$7,102	6.2%
Average Daily Package Volume (in thousands):
Next Day Air	1,155	1,145	0.9%
Deferred	896	899	(0.3)%
Ground	10,618	10,683	(0.6)%

Total Avg. Daily Package Volume	12,669	12,727	(0.5)%
Average Revenue Per Piece:
Next Day Air	$20.22	$19.16	5.5%
Deferred	13.13	12.25	7.2%
Ground	7.79	7.47	4.3%
Total Avg. Revenue Per Piece	$9.30	$8.86	5.0%
Operating Profit (in millions):
Operating Profit	$849	$562	51.1%
Impact of Restructuring Charge	—	98

Adjusted Operating Profit	$849	$660	28.6%
Operating Margin	11.3%	7.9%
Adjusted Operating Margin	11.3%	9.3%
Operating Days in Period	64	63

Volume

In the first quarter of 2011, our overall volume declined slightly due to a number of factors. Severe weather conditions plagued the country during the first two months of the year, resulting in periodic disruptions to both the U.S. transportation infrastructure and our customers’ businesses. The timing of the Easter holiday also negatively impacted volume when compared to last year, as the earlier holiday in 2010 resulted in comparatively more volume being pushed into the first quarter of that year. We estimate that the poor weather conditions and the timing of the Easter holiday reduced our domestic package volume approximately 2%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Among our air products, letter volume declined largely due to weakness in the financial and other service industries. However, we experienced a solid increase in air package volume, as a result of inventory rebuilding and retail sales growth. Within our ground products, residential volume continued to perform relatively better than commercial ground volume.

Revenue Per Piece

Overall revenue per piece increased for our ground and air products during the first quarter of 2011 due to a combination of base price increases and fuel surcharge rate changes, which are discussed further below. The revenue per piece increase for our air products was positively impacted by the overall mix shift from letters to packages. The overall revenue per piece increase for all our U.S. Domestic products was positively affected by our focus on higher-yielding customer segments and revenue management initiatives.

Revenue per piece for our ground and air products was also impacted by an increase in base rates that took effect on January 3, 2011. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 5.9% on UPS Ground, while reducing our fuel surcharge indexes (discussed further below). Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on both residential and commercial services to certain ZIP codes. These rate changes are customary and occur on an annual basis.

Fuel Surcharges

UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended March 31,		% Point Change
	2011	2010	%
Next Day Air / Deferred	10.1%	7.0%	3.1%
Ground	6.0%	5.2%	0.8%

On January 3, 2011, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. The 2011 increase in the air and ground fuel surcharges was due to the significant increase in jet and diesel fuel prices, but partially offset by the reduction in the index on the air and ground surcharges. Total domestic fuel surcharge revenue increased by $109 million in 2011, primarily due to the higher fuel surcharge rates discussed above, but was partially offset by the slight decrease in volume.

Operating Profit and Margin

Higher operating profit during the quarter was driven by increased network efficiencies and cost containment initiatives, combined with strong improvements in revenue per piece. We have continued to gain network efficiencies, as we adjust our air and ground networks to better match volume levels, and utilize our

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

expanded Worldport facility to operate larger aircraft as well as increase package sorting efficiency. These network efficiency improvements resulted in a 3% reduction in direct labor hours, and a 2% reduction in miles driven, in the first quarter of 2011 compared with the same period of 2010. Additionally, strong revenue per piece improvements across all of our products resulted in a significant increase in our operating margin. As a result, we were able to produce a solid increase in operating profit in 2011 compared with the corresponding period in 2010.

International Package Operations

	Three Months Ended March 31,		Change
	2011	2010	%
Revenue (in millions):
Domestic	$629	$584	7.7%
Export	2,131	1,932	10.3%
Cargo	140	123	13.8%

Total Revenue	$2,900	$2,639	9.9%
Average Daily Package Volume (in thousands):
Domestic	1,393	1,364	2.1%
Export	895	835	7.2%

Total Avg. Daily Package Volume	2,288	2,199	4.0%
Average Revenue Per Piece:
Domestic	$7.06	$6.80	3.8%
Export	37.20	36.73	1.3%
Total Avg. Revenue Per Piece	$18.85	$18.16	3.8%
Operating Profit (in millions)	$446	$427	4.4%
Operating Margin	15.4%	16.2%
Operating Days in Period	64	63
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue	$(18)
Operating Profit	$(27)

*	Net of currency hedging; amount represents the change compared to the prior year.

Volume

Export volume increased in the first quarter of 2011 compared to the same period in 2010, primarily due to strong growth in key markets in Europe and the Americas. We experienced solid growth in our European transborder business, as well as in our Europe-to-Asia and Europe-to-Americas export trade lanes. In Asia, we expanded our air network during the first quarter of 2011 by adding flights from Hong Kong to Cologne and new routes from Japan, as well as increasing our capacity to serve the South Korea to U.S. trade lane by adding a flight to and from Inchon.

Domestic volume increased primarily due to solid growth in Germany, as a result of strong economic conditions and solid operational performance in that country. Additionally, we experienced solid growth in a number of other key markets, including France, Turkey, and Canada.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenue Per Piece

Export revenue per piece increased, largely due to a combination of higher fuel surcharge rates and base rate increases, which are discussed further below. Currency-adjusted export revenue per piece increased 2.3% for 2011. Product mix adversely impacted export revenue per piece, due to strong growth among our lower-yielding Transborder and Trade Direct products. Domestic revenue per piece increased 3.4% on a currency-adjusted basis, largely due to comparatively faster growth in our premium products. Total average revenue per piece increased 4.5% for the quarter on a currency-adjusted basis, largely due to the relatively stronger volume growth among higher-yielding export products compared with lower-yielding domestic products.

On January 3, 2011, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indexes. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

Fuel Surcharges

On January 3, 2011, in connection with our base rate increases, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in the international region where the shipment takes place. Total international fuel surcharge revenue increased by $68 million in 2011, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

Operating Profit and Margin

The increase in operating profit for the quarter was primarily driven by volume increases in all major regions and the majority of trade lanes worldwide, higher fuel surcharge rates, as well as base rate increases. Additionally, we have continued to gain network efficiencies, resulting in positive operating leverage. However, fuel costs increased at a faster rate than our fuel surcharge revenue, resulting in a slight decrease in the operating margin for the first quarter of 2011 compared to the corresponding period in 2010. Additionally, the impact of foreign currency hedges had a negative effect on operating margin in 2011 compared with 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2011	2010	%
Revenue (in millions):
Forwarding and Logistics	$1,429	$1,391	2.7%
Freight	604	492	22.8%
Other	106	104	1.9%

Total Revenue	$2,139	$1,987	7.6%
Freight LTL Statistics:
Revenue (in millions)	$545	$447	21.9%
Revenue Per Hundredweight	$20.54	$18.94	8.4%
Shipments (in thousands)	2,526	2,297	10.0%
Shipments Per Day (in thousands)	39.5	36.5	8.2%
Gross Weight Hauled (in millions of lbs)	2,656	2,363	12.4%
Weight Per Shipment (in lbs)	1,051	1,029	2.1%
Operating Days in Period	64	63
Operating Profit (in millions):
Operating Profit	$131	$53	147.2%
Impact of Loss on Sale of Supply Chain & Freight Business in Germany	—	38

Adjusted Operating Profit	$131	$91	44.0%
Operating Margin	6.1%	2.7%
Adjusted Operating Margin	6.1%	4.6%
Currency Translation Benefit / (Cost)—(in millions):
Revenue	$20
Operating Profit	—

Revenue

Forwarding and logistics revenue increased in the first quarter of 2011, primarily due to higher fuel and other accessorial charges in our air and ocean forwarding businesses. Overall tonnage in our forwarding business declined in 2011 compared to 2010, mainly as a result of revenue management initiatives that focus on better matching of customer pricing with market conditions. In our logistics products, we experienced solid growth in mail services.

Freight revenue increased, primarily due to higher fuel surcharge rates and a base rate increase that took effect in October 2010. Average LTL shipments and weight per shipment increased during first quarter 2011 compared to first quarter 2010, due to better LTL market conditions and an increase in our market share. LTL revenue per hundredweight increased, primarily as a result of higher fuel surcharge rates, as total fuel surcharge revenue increased $38 million for the quarter primarily resulting from higher diesel fuel prices. An increase in base prices took effect on October 18, 2010, as our freight unit increased minimum charge, LTL and TL rates an average of 5.9%, covering non-contractual shipments in the United States, Canada and Mexico.

The other businesses within Supply Chain & Freight experienced an increase in revenue, primarily due to growth in our financial services business unit and UPS Customer Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit and Margin

The forwarding unit generated a strong operating profit increase in the first quarter of 2011 compared to the same period in 2010, largely due to lessening capacity constraints, effective revenue management initiatives that better matched customer pricing with market conditions, and rate increases.

Our freight unit incurred a small operating loss in the first quarter of 2011, however these results were an improvement compared with the prior year, due to growth in shipments, better productivity, increases in base pricing and the impact of fuel. Productivity metrics increased, including increases in pickup and delivery stops per hour and linehaul utilization. The comparison between first quarter 2011 and 2010 operating results was positively impacted by the price of fuel, as surcharge revenue increased at a faster pace than the increase in fuel expense.

The combined operating income for all of our other businesses in this segment increased during the quarter primarily due to improved results at our financial services business unit.

Operating Expenses

	Three Months Ended March 31,		Change
	2011	2010	%
Operating Expenses (in millions):
Compensation and Benefits	$6,608	$6,539	1.1%
Impact of U.S. Domestic Package Restructuring Charge	—	(98)

Adjusted Compensation and Benefits	6,608	6,441	2.6%
Repairs and Maintenance	315	274	15.0%
Depreciation and Amortization	441	451	(2.2)%
Purchased Transportation	1,648	1,501	9.8%
Fuel	908	678	33.9%
Other Occupancy	261	262	(0.4)%
Other Expenses	975	981	(0.6)%
Impact of Loss on Sale of Supply Chain & Freight Business in Germany	—	(38)

Adjusted Other Expenses	975	943	3.4%

Total Operating Expenses	$11,156	$10,686	4.4%
Adjusted Total Operating Expenses	11,156	10,550	5.7%
Currency Translation (Benefit) Cost	$29

Compensation and Benefits

The increase in adjusted compensation and benefits expense during first quarter 2011 compared with first quarter 2010 was impacted by several items. A large component of this increase was related to benefits expense, which increased primarily due to higher employee health and welfare costs and pension expense. Employee health and welfare program costs were impacted by higher union contribution rates and lower employee turnover in the union workforce. Pension expense increases resulted from higher union contribution rates for multi-employer pension plans, combined with increased service and interest costs, and the amortization of actuarial losses for company-sponsored plans. The interest cost grew due to continued service accruals, while the actuarial losses were primarily due to the negative asset returns experienced in 2008.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Employee payroll costs increased slightly, largely due to contractual union wage rate increases, but partially offset by a decline in union labor hours. Management payroll costs decreased as a result of a reduction in the total number of management employees through attrition, combined with voluntary and involuntary workforce reductions throughout 2010.

Repairs and Maintenance

Repairs and maintenance expense increased in 2011, largely due to increased aircraft maintenance costs. This increase resulted from an increase in flight hours due to higher air volume, additional scheduled maintenance checks and higher contractual maintenance rates.

Depreciation and Amortization

Depreciation and amortization expense decreased in 2011, primarily as a result of lower depreciation expense on technology equipment and fewer capitalized software projects. Additionally, depreciation on aircraft declined primarily as a result of ten Boeing 757-200 airframes becoming fully depreciated. This was partially offset by an increase in the amortization of intangible assets as a result of corporate sponsorships entered into in 2010 and 2011.

Purchased Transportation

The increase in purchased transportation in 2011 was driven by a combination of higher volume in our international package business, currency fluctuations and increased fuel surcharge rates charged to us by third-party carriers as a result of higher fuel prices. Additionally, adverse weather conditions in the first quarter of 2011 resulted in an increase in the use of outside carriers at our freight unit, resulting in an increase in purchased transportation costs.

Fuel

The increase in fuel expense in 2011 was caused by higher prices for jet-A fuel, diesel and unleaded gasoline, as well as slightly higher usage of these products in our operations.

Other Occupancy

The decrease in other occupancy expense in 2011 was primarily attributed to lower real estate taxes.

Other Expenses

The increase in adjusted other expenses in the first quarter of 2011 was largely due to higher advertising costs, employee expense reimbursements, equipment rentals, and data processing fees. We incurred lower expense associated with customer claims for lost or damaged packages, lower bad debt expense and lower outside professional fees.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended March 31,		Change
	2011	2010	%
Investment Income and Interest Expense (in millions):
Investment Income (Loss)	$11	$(4)	N/A
Interest Expense	$(85)	$(85)	0.0%

Investment Income

The increase in investment income in 2011 was largely due to realized gains on the sales of auction rate securities, preferred equity securities and an S&P 500 index fund. Additionally, we had a higher average balance of interest-earning investments in our portfolio in the first quarter of 2011 compared with the same period of 2010. These factors were partially offset by a lower yield earned on our invested assets.

Interest Expense

There was no change in interest expense between the first quarter of 2011 and the same period of 2010, as a higher average balance of outstanding debt in 2011 was offset by having a greater proportion of our total debt swapped to lower variable interest rates.

Income Tax Expense

	Three Months Ended March 31,		Change
	2011	2010	%
Income Tax Expense	$467	$420	11.2%
Impact of Change in Tax Filing Status for German Subsidiary	—	(76)
Impact of Sale of Supply Chain & Freight Business in Germany	—	3
Impact of Domestic Package Restructuring Charge	—	34

Adjusted Income Tax Expense	$467	$381	22.6%
Effective Tax Rate	34.5%	44.1%
Adjusted Effective Tax Rate	34.5%	35.0%

Adjusted income tax expense increased primarily due to higher pre-tax income. Our adjusted effective tax rate declined as a result of having a higher proportion of our total taxable income in non-U.S. jurisdictions, where corporate tax rates are generally lower.

The decrease in our non-adjusted effective tax rate in 2011 compared with 2010 was primarily due to the 2010 increase in the tax rate resulting from a change in the tax filing status of a German subsidiary, and because we were unable to recognize the entire potential tax benefit of tax loss carryforwards generated from the 2010 sale of a Supply Chain & Freight business in Germany.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net Cash From Operating Activities

Net cash provided by operating activities decreased to $1.281 billion in the first three months of 2011 from $1.549 billion during the same period of 2010. The decrease in operating cash flow was impacted by higher contributions to our company-sponsored pension plans.

	Three months ended March 31,
	2011	2010
Net income	$885	$533
Non-cash operating activities (a)	946	998
Pension and postretirement plan contributions (UPS-sponsored plans)	(1,252)	(656)
Income tax receivables and payables	393	111
Changes in working capital and other noncurrent assets and liabilities	301	562
Other operating activities	8	1

Net cash from operating activities	$1,281	$1,549

(a)	Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. In the first quarter of 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan, which represented an acceleration of contributions that would have been required over the remainder of 2011 and approximately $440 million in contributions that would not have been required until after 2011. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $118 million to our company-sponsored international pension and U.S. postretirement medical benefit plans over the remainder of 2011.

Operating cash flow was favorably impacted in 2011, compared with 2010, by higher net income. Cash flow also benefits in the first quarter of each year as a result of the lack of any required U.S. Federal estimated income tax payments, however the cash inflow in 2011 was also impacted by a $100 million U.S. Federal income tax refund. Partially offsetting this were changes in our working capital position, largely as a result of the timing of salary and wages payable and related tax withholdings, in 2011 compared with the same period of 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Used In Investing Activities

Our primary uses of cash flows for investing activities were for capital expenditures, as follows (amounts in millions):

	Three months ended March 31,
	2011	2010
Net cash used in investing activities	$(282)	$(250)

Capital Expenditures:
Buildings and facilities	$73	$86
Aircraft and parts	224	100
Vehicles	27	49
Information technology	78	48

	$402	$283

Capital Expenditures as a % of Revenue	3.2%	2.4%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$11	$20
Net decrease in finance receivables	$26	$—
Net (purchases) sales of marketable securities	$99	$24
Other sources (uses) of cash from investing activities	$(16)	$(11)

We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. In 2011, capital spending on aircraft increased as a result of the delivery of two Boeing 747-400s, as well as contract deposits on our Boeing 767-300 orders. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.

The net change in finance receivables is primarily due to customer paydowns and new loan origination activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period; however the sales of marketable securities in 2011 increased largely due to the sale of the remainder of our auction rate securities portfolio. Other investing activities include the cash settlement of derivative contracts used in our currency hedging programs, the timing of aircraft purchase contract deposits on our Boeing 767-300 aircraft order, and changes in restricted cash balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Provided By (Used In) Financing Activities

Our primary uses of cash flows for financing activities are to repurchase shares, pay cash dividends, and repay debt principal, as follows (amounts in millions, except per share data):

	Three months ended March 31,
	2011	2010
Net cash provided by (used in) financing activities	$247	$(257)

Share Repurchases:
Cash expended for shares repurchased	$(505)	$(278)
Number of shares repurchased	(6.8)	(4.5)
Shares outstanding at period-end	986	990
Percent reduction in shares outstanding	(0.5)%	(0.4)%

Dividends:
Dividends declared per share	$0.52	$0.47
Cash expended for dividend payments	$(503)	$(456)

Borrowings:
Net borrowings (repayments) of debt principal	$1,196	$474

Other Financing Activities:
Cash received for common stock issuances	$104	$45
Other sources (uses) of cash from financing activities	$(45)	$(42)

Capitalization (as of March 31 each year):
Total debt outstanding at period end	$12,058	$9,954
Total shareowners’ equity at period end	8,234	7,613

Total capitalization	$20,292	$17,567
Debt to Total Capitalization %	59.4%	56.7%

In 2011, we anticipate repurchasing approximately $2.0 billion of shares. In 2010 and previous years, we had slowed our share repurchase activity as a result of the uncertain economic environment. As of March 31, 2011, we had $4.694 billion of our existing share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We increased our quarterly cash dividend payment to $0.52 per share in the first quarter of 2011, compared with the previous $0.47 quarterly dividend rate. We expect to continue the practice of paying regular cash dividends.

Issuances of debt in the first three months of 2011 and 2010 consisted primarily of commercial paper. In the first three months of 2011 and 2010, repayments of debt consisted primarily of paydowns of commercial paper and scheduled principal payments on our capitalized lease obligations. Additionally, in 2010 we called for the early redemption of certain tranches of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

The cash outflows in other financing activities primarily relate to tax withholdings on vested employee stock awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $1.539 billion outstanding under this program as of March 31, 2011, with an average interest rate of 0.12%. All of this commercial paper was classified as a current liability as of March 31, 2011. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies; however, no amounts were outstanding under this program as of March 31, 2011.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service (“Moody’s”). The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids.

Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We have a stable outlook from both Moody’s and Standard & Poor’s.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers; however, these debt instruments and credit facilities do subject us to certain financial covenants. As of March 31, 2011 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2011, 10% of net tangible assets is equivalent to $2.428 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of March 31, 2011, our net worth, as defined, was equivalent to $14.216 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2011 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Contingencies

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the court decertified the class and plaintiffs appealed. After decertification and while the appeal was pending, some plaintiffs filed individual lawsuits raising the same allegations as in the underlying class action. These individual lawsuits are in various stages. On April 28, 2011, the appeals court upheld the decertification decision. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. At this time, we have not determined the amount of any liability that may result from these matters or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of December 31, 2010, we had approximately 250,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable in November 2006. We began formal negotiations with Teamsters Local 2727 in October 2006. In January 2011, we reached an agreement with Teamsters Local 2727 which was ratified by its members in April 2011. The agreement will run through November 1, 2013. In addition, the majority (approximately 3,300) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

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

In October 2007, June 2008, and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding. We received an additional information request from the Commission in January 2011, and we have responded to that request.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

There were no accounting standards adopted during the three months ended March 31, 2011 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after March 31, 2011, are not expected to have a significant effect on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. This market risk arises in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, equity and commodity forward contracts, options and swaps.

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2011	December 31, 2010
Currency Derivatives	$(130)	$(75)
Interest Rate Derivatives	126	152

	$(4)	$77

Our market risks, hedging strategies and financial instrument positions at March 31, 2011 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. In the first quarter of 2011, we entered into interest rate swaps on our 3.125% fixed rate notes due in 2021, and our 8.38% fixed rate notes due in 2020, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. We also entered into new currency options on the Euro, British Pound Sterling, and Canadian Dollar, as well as terminated positions that expired during the first quarter of 2011.

The forward contracts, swaps and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

The information concerning market risk under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 50-52 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010, is hereby incorporated by reference in this report.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of our Class A and Class B common stock during the first quarter of 2011 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2011	1.3	$72.68	1.0	$5,120
February 1 – February 28, 2011	4.9	74.21	4.0	4,826
March 1 – March 31, 2011	2.1	72.70	1.8	4,694

Total January 1 – March 31, 2011	8.3	$73.58	6.8

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008).

†10.1	—	Credit Agreement (364-Day Facility) dated April 14, 2011 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and J.P. Morgan Securities LLC as syndication agent.

†10.2	—	Credit Agreement (4-Year Facility) dated April 14, 2011 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and J.P. Morgan Securities LLC as syndication agent.

†10.3	—	Form of Restricted Performance Unit Award Agreement for the 2011 Long-Term Incentive Performance Awards under the Incentive Compensation Plan.

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

†	Filed herewith.
††	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: May 5, 2011	By:	/s/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)