Form 10-Q
period 2011-06-30
UNITED PARCEL SERVICE INC
filed 2011-08-05
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011, or

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

There were 244,207,270 Class A shares, and 736,581,782 Class B shares, with a par value of $0.01 per share, outstanding at July 28, 2011.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

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

Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the Securities and Exchange Commission contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and may also be described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2011 (unaudited) and December 31, 2010

(In millions)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,691	$3,370
Marketable securities	946	711
Accounts receivable, net	5,602	5,627
Finance receivables, net	192	203
Deferred income tax assets	661	659
Income tax receivable	157	287
Other current assets	701	712

Total Current Assets	12,950	11,569
Property, Plant and Equipment, Net	17,489	17,387
Goodwill	2,101	2,081
Intangible Assets, Net	593	599
Non-Current Finance Receivables, Net	248	288
Non-Current Investments and Restricted Cash	304	458
Other Non-Current Assets	1,467	1,215

Total Assets	$35,152	$33,597

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,374	$355
Accounts payable	2,078	1,974
Accrued wages and withholdings	1,688	1,505
Self-insurance reserves	768	725
Other current liabilities	1,710	1,343

Total Current Liabilities	7,618	5,902
Long-Term Debt	10,787	10,491
Pension and Postretirement Benefit Obligations	3,712	4,663
Deferred Income Tax Liabilities	2,175	1,870
Self-Insurance Reserves	1,808	1,809
Other Non-Current Liabilities	723	815
Shareowners’ Equity:
Class A common stock (247 and 258 shares issued in 2011 and 2010)	3	3
Class B common stock (736 and 735 shares issued in 2011 and 2010)	7	7
Additional paid-in capital	3	—
Retained earnings	14,218	14,164
Accumulated other comprehensive loss	(5,977)	(6,195)
Deferred compensation obligations	86	103
Less: Treasury stock (2 shares in 2011 and 2010)	(86)	(103)

Total Equity for Controlling Interests	8,254	7,979
Total Equity for Non-Controlling Interests	75	68

Total Shareowners’ Equity	8,329	8,047

Total Liabilities and Shareowners’ Equity	$35,152	$33,597

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$13,191	$12,204	$25,773	$23,932
Operating Expenses:
Compensation and benefits	6,683	6,515	13,291	13,054
Repairs and maintenance	317	281	632	555
Depreciation and amortization	443	449	884	900
Purchased transportation	1,762	1,613	3,410	3,114
Fuel	1,057	717	1,965	1,395
Other occupancy	225	216	486	478
Other expenses	1,006	1,011	1,981	1,992

Total Operating Expenses	11,493	10,802	22,649	21,488

Operating Profit	1,698	1,402	3,124	2,444

Other Income and (Expense):
Investment income (loss)	9	(18)	20	(22)
Interest expense	(83)	(84)	(168)	(169)

Total Other Income and (Expense)	(74)	(102)	(148)	(191)

Income Before Income Taxes	1,624	1,300	2,976	2,253
Income Tax Expense	561	455	1,028	875

Net Income	$1,063	$845	$1,948	$1,378

Basic Earnings Per Share	$1.08	$0.85	$1.97	$1.39

Diluted Earnings Per Share	$1.07	$0.84	$1.95	$1.37

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,063	$845	$1,948	$1,378
Change in foreign currency translation adjustment	7	(92)	132	(220)
Change in unrealized gain (loss) on marketable securities, net of tax	(3)	16	(7)	35
Change in unrealized gain (loss) on cash flow hedges, net of tax	(5)	(27)	(68)	12
Change in unrecognized pension and postretirement benefit costs, net of tax	76	41	161	83

Comprehensive income	$1,138	$783	$2,166	$1,288

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$1,948	$1,378
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	884	900
Pension and postretirement benefit expense	512	448
Pension and postretirement benefit contributions	(1,296)	(812)
Self-insurance reserves	42	46
Deferred taxes, credits and other	208	35
Stock compensation expense	272	238
Other losses	91	128
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	185	42
Other current assets	105	(18)
Accounts payable	(23)	(1)
Accrued wages and withholdings	169	512
Other current liabilities	221	111
Other operating activities	(4)	5

Net cash from operating activities	3,314	3,012

Cash Flows From Investing Activities:
Capital expenditures	(951)	(664)
Proceeds from disposals of property, plant and equipment	22	40
Purchases of marketable securities	(2,306)	(1,024)
Sales and maturities of marketable securities	2,208	898
Net decrease in finance receivables	81	46
Other investing activities	(123)	96

Net cash used in investing activities	(1,069)	(608)

Cash Flows From Financing Activities:
Net change in short-term debt	1,172	826
Proceeds from long-term borrowings	169	54
Repayments of long-term borrowings	(179)	(219)
Purchases of common stock	(1,052)	(443)
Issuances of common stock	163	106
Dividends	(1,007)	(911)
Other financing activities	(237)	(59)

Net cash used in financing activities	(971)	(646)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	47	(48)

Net Increase In Cash And Cash Equivalents	1,321	1,710
Cash And Cash Equivalents:
Beginning of period	3,370	1,542

End of period	$4,691	$3,252

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2011, our results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2011. The fair value of our investment securities is disclosed in Note 4, our short and long-term debt in Note 8 and our derivative instruments in Note 13.

Accounting Estimates

The preparation of the accompanying interim, unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information and actual results could differ materially from those estimates.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

There were no accounting standards adopted during the six months ended June 30, 2011 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after June 30, 2011 are not expected to have a significant effect on our consolidated financial position or results of operations.

NOTE 3. STOCK-BASED COMPENSATION

We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

performance shares, performance units and management incentive awards to eligible employees. The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Awards Program, the UPS Long-Term Incentive Program and the UPS Long-Term Incentive Performance Award Program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to the primary employee defined contribution plan are made in shares of UPS class A common stock.

During the first quarter of 2011, we granted target restricted performance units (“RPUs”) under the UPS Long-Term Incentive Performance Award Program to eligible management. Of the total 2011 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2011 to 2013, using performance criteria targets established each year. For 2011, those targets consist of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2011 target award will be based upon our achievement of adjusted earnings per share for the year ending 2013 compared to a target established at the beginning of the award cycle.

The number of RPUs earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the RPUs earned may be a percentage less than or more than 100% of the target RPUs for each tranche. Based on the date that the eligible management population and performance targets were approved for the 2011 performance tranches, we determined the award measurement date to be March 1, 2011; therefore the target RPUs grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $72.35 on that date.

During the second quarter of 2011, we granted stock option and RPU awards to eligible management employees under the UPS Long-Term Incentive Program. Stock options are granted to a limited group of senior management, while the entire eligible population receives awards in the form of RPUs. Stock option and RPU awards will generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs). The options granted will expire ten years after the date of grant. In the second quarter of 2011, we granted 0.2 million stock options and 1.6 million RPUs at a grant price of $74.25. In the second quarter of 2010, we granted 0.2 million stock options and 1.8 million RPUs at a grant price of $67.18. The fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $15.92 and $14.83 for 2011 and 2010, respectively, using the following assumptions:

	2011	2010
Expected life (in years)	7.5	7.5
Risk-free interest rate	2.90%	3.30%
Expected volatility	24.26%	23.59%
Expected dividend yield	2.77%	2.70%

Historically, awards granted under the Management Incentive Awards Program were normally granted during the fourth quarter of each year, while awards granted under the UPS Long-Term Incentive Program were granted during the second quarter of each year. The UPS Long-Term Incentive award granted in the second quarter of 2011 will be the last award made under that existing program. Prospectively, the compensation provided by the UPS Long-Term Incentive Program has been combined with the Management Incentive Awards Program, and we anticipate that the combined Management Incentive Awards grant will be made in the first quarter of 2012. The combined Management Incentive Awards Program will consist of cash and RPU awards, and the amount of the awards granted each year will be adjusted for the percentage of achievement of performance criteria targets. The Company’s actual performance compared with the performance criteria can

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

result in an award grant that is less than or more than 100% of the target grant. The RPU awards will vest over a five year period, with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs).

Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2011 and 2010 was $152 and $136 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2011 and 2010 was $272 and $238 million pre-tax, respectively.

NOTE 4. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale as of June 30, 2011 and December 31, 2010 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2011
Current marketable securities:
U.S. government and agency debt securities	$164	$1	$—	$165
Mortgage and asset-backed debt securities	228	3	(1)	230
Corporate debt securities	466	5	—	471
U.S. state and local municipal debt securities	17	—	—	17
Other debt and equity securities	63	—	—	63

Total marketable securities	$938	$9	$(1)	$946

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2010
Current marketable securities:
U.S. government and agency debt securities	$207	$1	$(2)	$206
Mortgage and asset-backed debt securities	220	3	(1)	222
Corporate debt securities	179	5	(1)	183
U.S. state and local municipal debt securities	33	—	—	33
Other debt and equity securities	62	5	—	67

Current marketable securities	701	14	(4)	711
Non-current marketable securities:
Mortgage and asset-backed debt securities	79	2	(2)	79
U.S. state and local municipal debt securities	49	2	(6)	45
Common equity securities	20	14	—	34
Preferred equity securities	16	1	(3)	14

Non-current marketable securities	164	19	(11)	172

Total marketable securities	$865	$33	$(15)	$883

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Auction Rate Securities

During first quarter 2011, we sold all remaining investments in auction rate securities, which had been classified as non-current marketable securities as of December 31, 2010. We realized $12 million in gains on the sales of our auction rate securities, preferred equity securities and an S&P 500 index fund in the first quarter of 2011.

Investment Other-Than-Temporary Impairments

We have concluded that no other-than-temporary impairment losses existed as of June 30, 2011. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

During the second quarter of 2010, we recorded impairment losses on certain asset-backed auction rate securities. The impairment charge resulted from provisions that allow the issuers of the securities to subordinate our holdings to newly issued debt or to tender for the securities at less than their par value. These securities, which had a cost basis of $128 million, were written down to their fair value of $107 million as of June 30, 2010, as an other-than-temporary impairment. The $21 million total impairment charge during the second quarter was recorded in investment income (loss) on the statement of consolidated income.

Maturity Information

The amortized cost and estimated fair value of marketable securities at June 30, 2011, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$331	$331
Due after one year through three years	225	228
Due after three years through five years	57	58
Due after five years	324	328

	937	945
Equity securities	1	1

	$938	$946

Non-Current Investments and Restricted Cash

We had $286 million of restricted cash related to our self-insurance requirements, as of June 30, 2011 and December 31, 2010, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets.

At June 30, 2011 we held an $18 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.

Fair Value Measurements

Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include non-auction rate asset-backed securities, corporate

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

bonds and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.

We classified our auction rate securities portfolio as utilizing Level 3 inputs, as their valuation required substantial judgment and estimation of factors that were not observable in the market due to the lack of trading in the securities. These securities were valued as of December 31, 2010 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities and the input of broker-dealers in these securities.

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

The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
June 30, 2011
Marketable Securities:
U.S. government and agency debt securities	$165	$—	$—	$165
Mortgage and asset-backed debt securities	—	230	—	230
Corporate debt securities	—	471	—	471
U.S. state and local municipal debt securities	—	17	—	17
Other debt and equity securities	5	58	—	63

Total marketable securities	170	776	—	946
Other investments	18	—	240	258

Total	$188	$776	$240	$1,204

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
December 31, 2010
Marketable Securities:
U.S. government and agency debt securities	$206	$—	$—	$206
Mortgage and asset-backed debt securities	—	222	79	301
Corporate debt securities	—	183	—	183
U.S. state and local municipal debt securities	—	33	45	78
Other debt and equity securities	41	60	14	115

Total marketable securities	247	498	138	883
Other investments	—	—	267	267

Total	$247	$498	$405	$1,150

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2011 (in millions).

	Marketable Securities	Other Investments	Total
Balance on April 1, 2011	$—	$254	$254
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—

Balance on June 30, 2011	$—	$240	$240

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2011 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2011	$138	$267	$405
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(27)	(27)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	(138)	—	(138)

Balance on June 30, 2011	$—	$240	$240

There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2011 and 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2011 and December 31, 2010 consist of the following (in millions):

	2011	2010
Vehicles	$5,516	$5,519
Aircraft (including aircraft under capitalized leases)	14,452	14,063
Land	1,094	1,081
Buildings	3,141	3,102
Building and leasehold improvements	2,911	2,860
Plant equipment	6,756	6,656
Technology equipment	1,573	1,552
Equipment under operating leases	110	122
Construction-in-progress	417	265

	35,970	35,220
Less: Accumulated depreciation and amortization	(18,481)	(17,833)

	$17,489	$17,387

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2011 and 2010 (in millions):

Three Months Ended June 30,	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Net Periodic Cost:
Service cost	$218	$180	$22	$21	$9	$6
Interest cost	327	299	52	54	10	9
Expected return on assets	(489)	(399)	(4)	(6)	(11)	(8)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	43	2	1	—	—
Actuarial (gain) loss	71	20	5	4	1	—
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$170	$143	$77	$74	$9	$7

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30,	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Net Periodic Cost:
Service cost	$436	$361	$44	$43	$18	$12
Interest cost	654	599	104	107	20	17
Expected return on assets	(978)	(799)	(8)	(11)	(22)	(17)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	86	86	4	2	—	—
Actuarial (gain) loss	142	39	10	8	2	1
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$340	$286	$154	$149	$18	$13

During the first six months of 2011, we contributed $1.231 billion and $65 million to our company-sponsored pension and postretirement medical benefit plans, respectively. Included in the contribution to the postretirement medical benefit plans is $12 million that UPS received during the first quarter under the Early Retiree Reinsurance Program authorized in the Patient Protection and Affordable Care Act. Included in the contribution to the pension plans is a $1.2 billion accelerated contribution to the UPS IBT Pension Plan, which represented an acceleration of contributions that would have been required over the remainder of 2011 and approximately $440 million in contributions that would not have been required until after 2011. We also expect to contribute $24 and $51 million over the remainder of the year to the international pension and U.S. postretirement medical benefit plans, respectively.

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

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations will remain in effect throughout the terms of the existing collective bargaining agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of June 30, 2011 and December 31, 2010 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2010 balance	$—	$377	$1,704	$2,081
Acquired	—	—	—	—
Currency / Other	—	6	14	20

June 30, 2011 balance	—	$383	$1,718	$2,101

The increase in goodwill in the International Package and Supply Chain & Freight segments was due to the impact of the weakening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances. This was partially offset by the reversal of acquisition-related restructuring reserves and the related deferred tax impact in the Supply Chain and Freight segment.

The following is a summary of intangible assets as of June 30, 2011 and December 31, 2010 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2011:
Trademarks, licenses, patents, and other	$200	$(76)	$124
Customer lists	100	(64)	36
Franchise rights	109	(55)	54
Capitalized software	1,958	(1,579)	379

Total Intangible Assets, Net	$2,367	$(1,774)	$593

December 31, 2010:
Trademarks, licenses, patents, and other	$187	$(50)	$137
Customer lists	99	(59)	40
Franchise rights	109	(52)	57
Capitalized software	1,927	(1,562)	365

Total Intangible Assets, Net	$2,322	$(1,723)	$599

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of June 30, 2011 and December 31, 2010 consists of the following (in millions):

	Maturity	2011	2010
Commercial paper	2011	$1,355	$341
4.50% senior notes	2013	1,812	1,815
3.875% senior notes	2014	1,062	1,061
5.50% senior notes	2018	811	795
5.125% senior notes	2019	1,051	1,032
3.125% senior notes	2021	1,523	1,464
6.20% senior notes	2038	1,480	1,480
4.875% senior notes	2040	488	488
8.375% debentures	2020-2030	756	737
Floating rate senior notes	2049-2053	380	386
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031-2050	795	764
Capital lease obligations	2025-2033	324	160
Other debt	2011-2012	4	3

Total debt		12,161	10,846
Less current maturities		(1,374)	(355)

Long-term debt		$10,787	$10,491

Capital Lease Obligations

During the first six months of 2011, we entered into three aircraft capital lease transactions, resulting in an increase in capital lease obligations of $156 million.

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.355 billion outstanding under this program as of June 30, 2011, with an average interest rate of 0.06%. As of June 30, 2011, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of June 30, 2011.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service (“Moody’s”). The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2011.

Debt Covenants

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of June 30, 2011 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2011, 10% of net tangible assets is equivalent to $2.484 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2011, our net worth, as defined, was equivalent to $14.231 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $12.629 and $11.355 billion as of June 30, 2011 and December 31, 2010, respectively.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES

We are involved in a number of judicial proceedings and other matters arising from the conduct of our business activities.

Although there can be no assurance as to the ultimate outcome, we have generally denied, or believe we have a meritorious defense and will deny, liability in all litigation pending against us, including the matters described below, and we intend to defend vigorously each case. We have accrued for legal claims when, and to the extent that, amounts associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. For matters in this category, we have indicated in the descriptions that follow the reasons that we are unable to estimate the possible loss or range of loss.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Judicial Proceedings

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the court decertified the class and plaintiffs appealed. After decertification of the class, plaintiffs filed 56 individual lawsuits raising the same allegations as in the underlying class action. As of June 30, 2011, 53 of the original 56 lawsuits have been favorably resolved by dismissal, summary judgment granted to us or trial defense verdict. Two cases resulted in a plaintiff’s verdict for an immaterial amount, and one case remains pending. Of the 56 original lawsuits, plaintiffs have filed appeals in 7 of those cases. Accordingly, at this time, we do not believe that any loss associated with these matters, would have a material adverse effect on our financial condition, results of operations or liquidity.

UPS and our subsidiary Mail Boxes Etc., Inc., (“MBE”) are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises—Morgate and Samica. We prevailed at the trial court level in both cases, which are now on appeal. Morgate was filed in March 2003. The plaintiffs are 125 individual franchisees who did not rebrand and a certified class of all franchisees who did rebrand to The UPS Store. A bellwether trial for three individual plaintiffs was set for early 2010, but the trial court entered judgment against one of the three plaintiffs prior to trial. The trial court also granted our motion for summary judgment against the members of the certified class. The remainder of the case has been stayed pending appeal. Samica was filed in March 2006. The plaintiffs are 250 individual The UPS Store franchisees who either elected to rebrand or purchased new The UPS Store franchises. Summary judgment was granted in UPS’s favor against all plaintiffs and has been appealed. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) three separate components of these cases are being appealed to federal and state courts following decisions favorable to UPS and we cannot predict the outcomes of these appeals; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present if any aspects of these cases proceed forward. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than reported by the shipper. On June 1, 2011, we reached an agreement in principle to settle the case for an immaterial amount. The settlement remains subject to definitive documentation and court approval.

In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third party negotiators retained by shippers and/or to monopolize a so-called market for shipping consultation services. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has informed us that it has opened a civil investigation of our policies and practices for dealing with third party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) AFMS may amend its complaint to include new

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

legal theories, the scope of possible AFMS’s claims is therefore unclear; (2) we believe that we have a number of meritorious legal defenses; (3) AFMS has not articulated any measure of damages; and (4) the DOJ investigation is at a very early stage. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

Other Matters

In May and December 2007 and August 2008 we received and responded to grand jury subpoenas from the Department of Justice in the Northern District of California in connection with an investigation by the Drug Enforcement Administration. We also have responded to informal requests for information in connection with this investigation, which relates to transportation of packages on behalf of on-line pharmacies that may have operated illegally. We are cooperating with this investigation and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

We are cooperating with each of these investigations, and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including (1) we are vigorously defending each matter and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law that could be of importance to the ultimate resolutions of these matters, including the calculation of any potential fine; and (3) there is uncertainty about the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

time period that is the subject of the investigations. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. On July 21, 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the magistrate judge recommended that the district court grant our motion to dismiss, with leave to amend, and the scope of the plaintiffs’ claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into Class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (NYSE) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2011, there were 4.6 billion Class A shares and 5.6 billion Class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of June 30, 2011, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our common stock, additional paid-in capital, and retained earnings accounts for the six months ended June 30, 2011 and 2010 (in millions, except per share amounts):

	2011		2010
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	258	$3	285	$3
Common stock purchases	(4)	—	(3)	—
Stock award plans	2	—	2	—
Common stock issuances	2	—	2	—
Conversions of Class A to Class B common stock	(11)	—	(17)	—

Class A shares issued at end of period	247	$3	269	$3

Class B Common Stock
Balance at beginning of period	735	$7	711	$7
Common stock purchases	(10)	—	(4)	—
Conversions of Class A to Class B common stock	11	—	17	—

Class B shares issued at end of period	736	$7	724	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$2
Stock award plans		236		206
Common stock purchases		(209)		(318)
Common stock issuances		126		115
Option premiums paid		(150)		—

Balance at end of period		$3		$5

Retained Earnings
Balance at beginning of period		$14,164		$12,745
Net income		1,948		1,378
Dividends ($1.04 and $0.94 per share)		(1,048)		(947)
Common stock purchases		(846)		(109)

Balance at end of period		$14,218		$13,067

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2011, we entered into an accelerated share repurchase program, which allowed us to repurchase $300 million of shares (4.1 million shares). The program was completed in June 2011.

In total, we repurchased a total of 14.4 million shares of Class A and Class B common stock for $1.055 billion during the six months ended June 30, 2011, and 6.9 million shares for $427 million for the six months ended June 30, 2010. As of June 30, 2011, we had $4.140 billion of our share repurchase authorization remaining.

In 2011, we entered into several capped call option transactions for the purchase of UPS class B shares. As of June 30, 2011, we had paid premiums of $150 million on options for the purchase of 2.4 million shares that will settle in the third quarter 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows, and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2011 and 2010 is as follows (in millions):

	2011	2010
Foreign currency translation gain (loss):
Balance at beginning of period	$(68)	$37
Aggregate adjustment for the period (net of tax effect of $(9) and $(43))	132	(220)

Balance at end of period	64	(183)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	12	(27)
Current period changes in fair value (net of tax effect of $5, and $12)	9	20
Reclassification to earnings (net of tax effect of $(8) and $9)	(16)	15

Balance at end of period	5	8

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(239)	(200)
Current period changes in fair value (net of tax effect of $(50) and $15)	(84)	26
Reclassification to earnings (net of tax effect of $9 and $(9))	16	(14)

Balance at end of period	(307)	(188)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,900)	(4,937)
Reclassification to earnings (net of tax effect of $91 and $53)	153	83
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $4 and $0)	8	—

Balance at end of period	(5,739)	(4,854)

Accumulated other comprehensive income (loss) at end of period	$(5,977)	$(5,217)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the six months ended June 30, 2011 and 2010 is as follows (in millions):

	2011		2010
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$103		$108
Reinvested dividends		2		3
Benefit payments		(19)		(10)

Balance at end of period		$86		$101

Treasury Stock
Balance at beginning of period	(2)	$(103)	(2)	$(108)
Reinvested dividends	—	(2)	—	(3)
Benefit payments	—	19	—	10

Balance at end of period	(2)	$(86)	(2)	$(101)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests on our consolidated balance sheets primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey, and portions of the Central Asia region, which was formed in the third quarter of 2009. The activity related to our noncontrolling interests is presented below for the six months ended June 30, 2011 and 2010 (in millions):

	2011	2010
Noncontrolling Interests
Balance at beginning of period	$68	$66
Acquired noncontrolling interests	7	—
Dividends attributable to noncontrolling interests	—	(1)
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$75	$65

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

U.S. Domestic Package

Domestic Package operations include the time-definite delivery of letters, documents and packages throughout the United States.

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

Supply Chain & Freight

Supply Chain & Freight includes our forwarding operations, logistics operations, UPS Freight, and other aggregated business units. Our forwarding and logistics business provides services in more than 195 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other aggregated business units within this segment include Mail Boxes Etc., Inc. (the franchisor of Mail Boxes Etc. and The UPS Store) and UPS Capital.

In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and investments in limited partnerships.

Segment information for the three and six months ended June 30, 2011 and 2010 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
U.S. Domestic Package	$7,737	$7,269	$15,280	$14,371
International Package	3,139	2,771	6,039	5,410
Supply Chain & Freight	2,315	2,164	4,454	4,151

Consolidated	$13,191	$12,204	$25,773	$23,932

Operating Profit:
U.S. Domestic Package	$966	$748	$1,815	$1,310
International Package	497	521	943	948
Supply Chain & Freight	235	133	366	186

Consolidated	$1,698	$1,402	$3,124	$2,444

During the second quarter of 2011, operating profit was impacted by gains and losses on certain real estate transactions, including a $15 million loss in the U.S. Domestic Package segment and a $48 million gain in the Supply Chain & Freight segment. As discussed in Note 14, U.S. Domestic Package operating profit was adversely impacted by a $98 million restructuring charge in the first quarter of 2010, while Supply Chain & Freight operating profit for that quarter was negatively impacted by a $38 million loss on the sale of a specialized transportation business unit in Germany.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common shareowners	$1,063	$845	$1,948	$1,378

Denominator:
Weighted average shares	984	991	986	991
Deferred compensation obligations	2	2	2	2
Vested portion of restricted shares	2	1	2	1

Denominator for basic earnings per share	988	994	990	994

Effect of dilutive securities:
Restricted performance units	3	3	3	3
Restricted stock units	6	6	6	6
Stock option plans	1	—	1	—

Denominator for diluted earnings per share	998	1,003	1,000	1,003

Basic earnings per share	$1.08	$0.85	$1.97	$1.39

Diluted earnings per share	$1.07	$0.84	$1.95	$1.37

Diluted earnings per share for the three months ended June 30, 2011 and 2010 exclude the effect of 2.5 and 9.8 million shares of common stock (3.7 and 12.3 million for the six months ended June 30, 2011 and 2010), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

Credit Risk Management

The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines, and monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.

We have agreements with some of our counterparties containing early termination rights and bilateral collateral provisions, whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. As of June 30, 2011, we do not have any collateral received nor posted under these contractual provisions. The remaining counterparty agreements contain early termination rights but no bilateral collateral provisions.

We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

Accounting Policy for Derivative Instruments

We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the derivative, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

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

A fair value hedge refers to hedging the exposure to changes in the fair value of an existing asset or liability on the consolidated balance sheets that is attributable to a particular risk. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument is recognized in the statements of consolidated income during the current period, as well as the offsetting gain or loss on the hedged item.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We also hedge portions of our anticipated cash settlements of intercompany transactions subject to foreign currency remeasurement using foreign currency forward contracts. We have designated and account for these contracts as cash flow hedges of forecasted foreign currency denominated transactions, and therefore the resulting gains and losses from these hedges are recognized as a component of other operating expense when the underlying transactions are subject to currency remeasurement.

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

We have designated and account for interest rate swaps that convert fixed rate interest payments into floating rate interest payments as hedges of the fair value of the associated debt instruments. Therefore, the gains and losses resulting from fair value adjustments to the interest rate swaps and fair value adjustments to the associated debt instruments are recorded to interest expense in the period in which the gains and losses occur. We have designated and account for interest rate swaps that convert floating rate interest payments into fixed rate interest payments as cash flow hedges of the forecasted payment obligations. The gains and losses resulting from fair value adjustments to the interest rate swaps are recorded to AOCI.

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

Outstanding Positions

As of June 30, 2011 and December 31, 2010, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2011 Notional Value		December 31, 2010 Notional Value
Currency Hedges:
Euro		€2,377		€1,732
British Pound Sterling		£1,031		£871
Canadian Dollar	C$	475	C$	289

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$6,424		$6,000
Floating to Fixed Interest Rate Swaps		$48		$53

As of June 30, 2011, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 39 years.

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

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	June 30, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$4	$36
Foreign exchange contracts	Other non-current assets	Level 2	37	—
Interest rate contracts	Other non-current assets	Level 2	273	182

Total Asset Derivatives			$314	$218

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	June 30, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$(54)	$(9)
Foreign exchange contracts	Other non-current liabilities	Level 2	(112)	(99)
Interest rate contracts	Other non-current liabilities	Level 2	(7)	(29)
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	(5)	(3)
Interest rate contracts	Other non-current liabilities	Level 2	(1)	(1)

Total Liability Derivatives			$(179)	$(141)

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

Income Statement Recognition

The following table indicates the amount and location in the income statement for the three and six months ended June 30, 2011 and 2010 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions).

Three Months Ended June 30:

Derivative Instruments in Cash Flow Hedging Relationships	2011 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2011 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(1)	$(2)	Interest Expense	$(5)	$(5)
Foreign exchange contracts	(21)	(86)	Interest Expense	(3)	5
Foreign exchange contracts	(5)	—	Other Operating Expense	—	—
Foreign exchange contracts	(31)	102	Revenue	(42)	58
Commodity contracts	9	—	Fuel Expense	9	—

Total	$(49)	$14		$(41)	$58

Six Months Ended June 30:

Derivative Instruments in Cash Flow Hedging Relationships	2011 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2011 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(1)	$(1)	Interest Expense	$(10)	$(9)
Foreign exchange contracts	(3)	(111)	Interest Expense	31	(50)
Foreign exchange contracts	(5)	—	Other Operating Expense	—	—
Foreign exchange contracts	(134)	153	Revenue	(55)	82
Commodity contracts	9	—	Fuel Expense	9	—

Total	$(134)	$41		$(25)	$23

As of June 30, 2011, $132 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2012. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2011 and 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2011 and 2010 (in millions).

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$140	$131	Fixed-Rate Debt and Capital Leases	Interest Expense	$(140)	$(131)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$113	$172	Fixed-Rate Debt and Capital Leases	Interest Expense	$(113)	$(172)

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

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Foreign Exchange Contracts	Other Operating Expenses	$(3)	$7
Six Months Ended June 30:
Foreign Exchange Contracts	Other Operating Expenses	$(13)	$25

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

In June 2011, we received IRS reports covering income taxes and excise taxes for tax years 2005 through 2007 and 2003 through 2007, respectively. The reports propose assessments related to amounts paid for software, research credit expenditures, and deductibility of financing and post-acquisition integration costs as well as taxes

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

on amounts paid for air transportation. Receipt of the reports represents only the conclusion of the examination process. We disagree with the proposed assessments related to these matters. Therefore, we have filed protests and protective tax refund claims. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we are vigorously defending these matters and believe that we have a number of meritorious legal defenses; (2) we have filed refund claims in excess of the proposed assessments; (3) there are unresolved questions of law and fact that could be of importance to the ultimate resolutions of these matters, including the calculation of any additional taxes and/or tax refunds; (4) the IRS has yet to respond to our protest of the issues contained in the reports and (5) these matters are at the initial stage of a multi-level administrative appeals process that may ultimately be resolved by litigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The U.S. economy continued to slow in the second quarter of 2011, which put pressure on volume and revenue growth in our U.S. Domestic Package segment. Slower growth in industrial production has resulted in weakness in manufacturing, though continued growth in retail sales has resulted in solid business-to-consumer shipment growth.

Outside of the U.S., overall economic growth, along with growth in international trade and industrial production, favorably impacted volume and revenue growth in our International Package segment. These trends allowed us to leverage our international transportation network, and provided for strong international package volume and revenue growth in the second quarter of 2011.

We have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs, which has led to significant improvements in operating margin and profit in our U.S. Domestic Package and Supply Chain & Freight segments. During 2010, we opened the second phase of our Worldport expansion which has allowed the use of larger and more fuel-efficient aircraft, and further improved network efficiencies. We also streamlined our U.S. domestic management structure, sold a non-core supply chain business, and continued to better align our cost structure with current volume levels.

In our International Package segment, we have continued to invest to support our growth initiatives. In 2010, we opened our new intra-Asia air hub in Shenzhen, China, which has allowed us to better serve our customers by reducing time in transit for shipments in the region. We have also continued to optimize our aircraft network, to leverage the new route authority we have gained in Asia over the last several years, and to take full advantage of the faster growing trade lanes in the world. In addition, we increased the capacity of our Asia-origin network by adding a direct flight between Hong Kong and Cologne, Germany, and recently announced a daily flight connecting Chengdu, China to Cologne.

Volatile fuel prices have continued to impact both revenue and expense in all three of our segments. Rising fuel prices have led to higher fuel surcharge rates and increased fuel and purchased transportation costs.

Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	%	2011	2010	%
Revenue (in millions)	$13,191	$12,204	8.1%	$25,773	$23,932	7.7%
Operating Expenses (in millions)	11,493	10,802	6.4%	22,649	21,488	5.4%

Operating Profit (in millions)	$1,698	$1,402	21.1%	$3,124	$2,444	27.8%
Operating Margin	12.9%	11.5%		12.1%	10.2%

Average Daily Package Volume (in thousands)	14,946	14,802	1.0%	14,951	14,863	0.6%
Average Revenue Per Piece	$11.21	$10.47	7.1%	$10.99	$10.35	6.2%

Net Income (in millions)	$1,063	$845	25.8%	$1,948	$1,378	41.4%
Basic Earnings Per Share	$1.08	$0.85	27.1%	$1.97	$1.39	41.7%
Diluted Earnings Per Share	$1.07	$0.84	27.4%	$1.95	$1.37	42.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Items Affecting Comparability

The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Expenses:
Restructuring charge	—	—	—	98
Loss on sale of business	—	—	—	38
Net gain on real estate transactions	(33)	—	(33)	—
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	13	—	13	(37)
Change in tax filing status for German subsidiary	—	—	—	76

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

Net Gain on Real Estate Transactions

In the second quarter of 2011, we recognized a pre-tax loss from certain real estate transactions within our U.S. Domestic Package segment of $15 million ($11 million after-tax) and a pre-tax gain within our Supply Chain & Freight segment of $48 million ($31 million after-tax).

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

Certain operating expenses are allocated between our reporting segments based on activity-based costing models. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2011 or 2010.

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	%	2011	2010	%
Average Daily Package Volume (in thousands):
Next Day Air	1,172	1,180	(0.7)%	1,164	1,163	0.1%
Deferred	851	845	0.7%	873	872	0.1%
Ground	10,604	10,593	0.1%	10,611	10,637	(0.2)%

Total Avg. Daily Package Volume	12,627	12,618	0.1%	12,648	12,672	(0.2)%
Average Revenue Per Piece:
Next Day Air	$20.82	$19.37	7.5%	$20.52	$19.26	6.5%
Deferred	14.03	12.91	8.7%	13.58	12.57	8.0%
Ground	7.97	7.53	5.8%	7.88	7.50	5.1%
Total Avg. Revenue Per Piece	$9.57	$9.00	6.3%	$9.44	$8.93	5.7%
Operating Days in Period	64	64		128	127
Revenue (in millions):
Next Day Air	$1,562	$1,463	6.8%	$3,057	$2,845	7.5%
Deferred	764	698	9.5%	1,517	1,392	9.0%
Ground	5,411	5,108	5.9%	10,706	10,134	5.6%

Total Revenue	$7,737	$7,269	6.4%	$15,280	$14,371	6.3%
Operating Expenses (in millions)	$6,771	$6,521	3.8%	$13,465	$13,061	3.1%
Operating Profit (in millions):
Operating Profit	$966	$748	29.1%	$1,815	$1,310	38.5%
Impact of Restructuring Charge	—	—		—	98
Impact of Loss on Real Estate Transactions	15	—		15	—

Adjusted Operating Profit	$981	$748	31.1%	$1,830	$1,408	30.0%
Operating Margin	12.5%	10.3%		11.9%	9.1%
Adjusted Operating Margin	12.7%	10.3%		12.0%	9.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenue

The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2011 compared with the corresponding periods of 2010:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2011 vs 2010	0.1%	2.8%	3.5%	6.4%
Year-to-date 2011 vs 2010	0.6%	3.2%	2.5%	6.3%

Volume

Our overall volume was flat in the second quarter of 2011 compared with the same period in 2010, largely due to the slowing U.S. economy.

Among our air products, letter volume declined largely due to weakness in the financial and other service industries. However, we experienced a 3% increase in air package volume, as a result of retail sales growth, with particular growth in our Next Day Air Saver product. Additionally, our newly-introduced SurePost product, which targets low-cost, non-urgent ground residential deliveries, experienced solid growth during the quarter.

Rates and Product Mix

Overall revenue per piece increased for our ground and air products during the second quarter of 2011 due to a combination of base price increases and fuel surcharge rate changes, which are discussed further below. The overall revenue per piece increase was also positively affected by our focus on higher-yielding customer segments and revenue management initiatives. In addition, the revenue per piece increase for our air products was positively impacted by the overall mix shift from letters to packages.

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

Fuel Surcharges

UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	% Point	2011	2010	% Point
Next Day Air / Deferred	14.7%	8.5%	6.2%	12.4%	7.8%	4.6%
Ground	8.5%	5.5%	3.0%	7.2%	5.3%	1.9%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

On January 3, 2011, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. The 2011 increase in the air and ground fuel surcharges was due to the significant increase in jet and diesel fuel prices, but partially offset by the reduction in the index on the air and ground surcharges. Total domestic fuel surcharge revenue increased by $251 million in second quarter of 2011 ($360 million year-to-date), primarily due to the higher fuel surcharge rates discussed above.

Operating Expenses

Overall adjusted operating expenses for the segment (excluding the 2011 loss on real estate transactions and 2010 restructuring charge) increased $235 million for the second quarter ($487 million year-to-date), while the total adjusted cost per piece increased 3.5% for the second quarter (3.1% year-to-date). The largest component of this increase relates to the cost of operating our domestic integrated air and ground network, which increased $163 million for the second quarter ($274 million year-to-date) due largely to higher fuel costs, as well as an increase in aircraft repair and maintenance expenses and higher rates passed to us from outside transportation carriers, primarily railroads. Pickup and delivery costs increased $99 million for the quarter ($179 million year-to-date), primarily as a result of higher fuel prices and a 3.1% union contractual driver wage increase. These increases were partially offset by a decline in non-operating costs, which declined $16 million for the second quarter of 2011 compared with the same period of 2010. The decline in non-operating costs was primarily due to our 2010 restructuring of our domestic operations, which resulted in lower management payroll expense from workforce reductions. Year-to-date 2011 non-operating costs increased $34 million, largely due to higher pension costs and the reinstatement of matching contributions to our primary employee defined contribution savings plan.

Cost increases have been contained due to network efficiencies that we have achieved, as we adjust our air and ground networks to better match volume levels, and utilize our expanded Worldport facility to operate larger aircraft as well as increase package sorting efficiency. These network efficiency improvements resulted in a 2% reduction in direct labor hours, and a 1% reduction in miles driven, in the second quarter of 2011 compared with the same period of 2010. Improved delivery densities as a result of improved planning and technology, particularly for our residential products, have also contained increases in cost.

Operating Profit and Margin

Higher operating profit during the second quarter and year-to-date periods was driven by the increased network efficiencies combined with strong improvements in revenue per piece.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	%	2011	2010	%
Average Daily Package Volume (in thousands):
Domestic	1,403	1,337	4.9%	1,398	1,350	3.6%
Export	916	847	8.1%	905	841	7.6%

Total Avg. Daily Package Volume	2,319	2,184	6.2%	2,303	2,191	5.1%
Average Revenue Per Piece:
Domestic	$7.48	$6.56	14.0%	$7.27	$6.68	8.8%
Export	39.51	38.46	2.7%	38.39	37.61	2.1%
Total Avg. Revenue Per Piece	$20.13	$18.93	6.3%	$19.50	$18.55	5.1%
Operating Days in Period	64	64		128	127
Revenue (in millions):
Domestic	$672	$561	19.8%	$1,301	$1,145	13.6%
Export	2,316	2,085	11.1%	4,447	4,017	10.7%
Cargo	151	125	20.8%	291	248	17.3%

Total Revenue	$3,139	$2,771	13.3%	$6,039	$5,410	11.6%
Operating Expenses (in millions)	$2,642	$2,250	17.4%	$5,096	$4,462	14.2%
Operating Profit (in millions)	$497	$521	(4.6)%	$943	$948	(0.5)%
Operating Margin	15.8%	18.8%		15.6%	17.5%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$

Revenue			$61			$43
Operating Profit			$(55)			$(82)

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue

The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2011 compared with the corresponding periods of 2010:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2011 vs 2010	6.2%	(0.3)%	5.2%	2.2%	13.3%
Year-to-date 2011 vs 2010	5.9%	1.0%	3.9%	0.8%	11.6%

Volume

Export volume increased in the second quarter of 2011 compared to the same period in 2010, primarily due to strong growth in key markets in Europe and the Americas. Our transborder products experienced strong growth, particularly in key countries within Europe. Our premium Worldwide Express and Worldwide Expedited products experienced solid volume growth as well, particularly in the Asia-to-Europe, Europe-to-Americas and Europe-to-Asia export trade lanes. Export volume from China continued to show strong growth, increasing 8% in the second quarter of 2011 compared to the same period in 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In Asia, we expanded our air network during the first quarter of 2011 by adding flights from Hong Kong to Cologne and new routes from Japan, as well as increasing our capacity to serve the South Korea to U.S. trade lane by adding a flight to and from Incheon. Our total Asia export capacity has increased 40% since the beginning of 2010. In the Americas, we expanded our air capacity more than 50% on 19 weekly flights into key markets in Central and South America during the second quarter.

Domestic volume increased primarily due to strong growth in Canada and Germany resulting from solid operational performance in those countries. Volume in Canada was also favorably impacted by the postal workers strike, which resulted in some package volume diversion to UPS. Additionally, we experienced solid growth in a number of other key markets, including France and Turkey.

Rates and Product Mix

Total average revenue per piece increased 4.0% for the second quarter (4.3% year-to-date) on a currency-adjusted basis. Export revenue per piece increased, largely due to a combination of higher fuel surcharge rates and base rate increases, which are discussed further below. Currency-adjusted export revenue per piece increased 2.5% for both the second quarter and year-to-date. Product mix adversely impacted export revenue per piece, due to strong growth among our lower-yielding Transborder and Trade Direct products. Domestic revenue per piece increased 3.7% on a currency-adjusted basis for second quarter (3.6% year-to-date), largely due to comparatively faster growth in our premium express products.

On January 3, 2011, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indexes. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

Fuel Surcharges

On January 3, 2011, in connection with our base rate increases, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in the international region where the shipment takes place. Total international fuel surcharge revenue increased by $144 million for the second quarter of 2011 ($212 million year-to-date), due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

Operating Expenses

Overall operating expenses for the segment increased $392 million for the second quarter ($634 million year-to-date). The impact of foreign currency exchange rate changes resulted in an adverse impact on operating expense comparisons between the second quarter of 2011 and the same period of 2010 of $116 million ($125 million year-to-date).

Excluding the impact of currency exchange rate changes, the total cost per piece for the segment increased 5.2% for the second quarter (4.9% year-to-date). The largest component of this increase (excluding the impact of currency) relates to the cost of operating our international integrated air and ground network, which increased $238 million for the second quarter ($402 million year-to-date) due largely to higher fuel costs and increased block hours, as well as an increase in aircraft repair and maintenance expenses. Pick-up and delivery costs increased $38 million for the second quarter ($83 million year-to-date), primarily as a result of higher fuel prices and increased package volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit and Margin

The decline in operating profit and margin for the second quarter of 2011 compared with the same period of 2010 was primarily the result of the adverse impact of fuel prices and currency exchange rate movements. Fluctuations in foreign currency exchange rates resulted in an adverse impact on operating profit comparisons between the second quarter of 2011 and the same period of 2010 of $55 million ($82 million year-to-date), which was primarily driven by the combination of currency hedging losses in 2011 and hedging gains in 2010. The increased costs of the air network also negatively impacted operating profit and margin, as several new flights were added during the quarter. The adverse impacts of fuel, currency, and the costs associated with new flight segments were somewhat offset by volume and revenue per piece increases in all major regions of the world.

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	%	2011	2010	%
Freight LTL Statistics:
Revenue (in millions)	$592	$502	17.9%	$1,138	$949	19.9%
Revenue Per Hundredweight	$20.91	$18.81	11.2%	$20.73	$18.87	9.9%
Shipments (in thousands)	2,660	2,503	6.3%	5,186	4,800	8.0%
Shipments Per Day (in thousands)	41.6	39.1	6.3%	40.5	37.8	7.1%
Gross Weight Hauled (in millions of lbs)	2,833	2,667	6.2%	5,489	5,029	9.1%
Weight Per Shipment (in lbs)	1,065	1,065	0.0%	1,059	1,048	1.0%
Operating Days in Period	64	64		128	127

Revenue (in millions):
Forwarding and Logistics	$1,539	$1,498	2.7%	$2,968	$2,889	2.7%
Freight	660	555	18.9%	1,264	1,047	20.7%
Other	116	111	4.5%	222	215	3.3%

Total Revenue	$2,315	$2,164	7.0%	$4,454	$4,151	7.3%
Operating Expenses (in millions)	$2,080	$2,031	2.4%	$4,088	$3,965	3.1%
Operating Profit (in millions):
Operating Profit	$235	$133	76.7%	$366	$186	96.8%
Impact of Gain on Real Estate Transactions	(48)	—		(48)	—
Impact of Loss on Sale Business	—	—		—	38

Adjusted Operating Profit	$187	$133	40.6%	$318	$224	42.0%
Operating Margin	10.2%	6.1%		8.2%	4.5%
Adjusted Operating Margin	8.1%	6.1%		7.1%	5.4%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$

Revenue			$66			$86
Operating Profit			4			4

*	Net of currency hedging; amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenue

Forwarding and logistics revenue increased $41 million in the second quarter of 2011 compared with the corresponding period in 2010 ($79 million year-to-date). Forwarding revenue increased as growth in fuel and other accessorial charges in our air and ocean forwarding businesses more than offset a small decline in tonnage. The tonnage decrease was mainly the result of revenue management initiatives that focus on better matching of customer pricing with market conditions. In our logistics products, revenue declined slightly, although we experienced solid growth in our mail services and healthcare solutions.

Freight revenue increased $105 million for the second quarter ($217 million year-to-date), primarily due to higher volume, increased fuel surcharge rates and a base rate increase. Average LTL shipments per day increased during the second quarter of 2011 compared to the same period of 2010, due to better LTL market conditions and an increase in our market share. LTL revenue per hundredweight increased, primarily as a result of higher fuel surcharge rates, as total fuel surcharge revenue increased $48 million for the second quarter ($86 million year-to-date) primarily resulting from higher diesel fuel prices. An increase in base prices took effect on October 18, 2010, as our freight unit increased minimum charge, LTL and TL rates an average of 5.9%, covering non-contractual shipments in the United States, Canada and Mexico.

The other businesses within Supply Chain & Freight experienced an increase in revenue, primarily due to growth at UPS Capital, the UPS Store and UPS Customer Solutions.

Operating Expenses

Forwarding and logistics operating expenses decreased $3 million on an adjusted basis (excluding the gain on real estate transactions) for the second quarter of 2011 compared with the same period of 2010. Purchased transportation costs declined $31 million for the quarter, primarily due to declines in rates from third party carriers as transportation capacity increases outpaced demand. Purchased transportation costs also declined due to the small decline in tonnage in the forwarding business. On a year-to-date basis, forwarding and logistics operating expenses increased $14 million on an adjusted basis (excluding the real estate transactions in 2011, and loss on sale of a business in 2010), primarily due to increased compensation and benefits expense.

Freight operating expenses increased $98 million for the second quarter ($194 million year-to-date), with the total cost per LTL shipment increasing 10.5% for the second quarter (8.9% year-to-date). The two largest components of this increase relate to the cost of operating our linehaul network which increased $45 million for the second quarter ($90 million year-to-date) and pick-up, delivery and dock costs which increased $38 million for the second quarter ($77 million year-to-date). We incurred higher fuel costs operating our vehicle fleet, as well as higher fuel surcharge rates passed to us from outside transportation carriers, as a result of higher diesel fuel prices and increased volume. Additionally, compensation and benefit costs increased primarily as a result of higher pension and health care costs, and wage increases of 2.5% for drivers and 3.4% for dock workers. These expense increases were somewhat offset by improved productivity measures, including pick-up and delivery stops per hour, dock bills per hour, and improved linehaul network utilization.

Expenses for the other businesses within Supply Chain & Freight were slightly higher in the second quarter and year-to-date periods of 2011 compared to 2010.

Operating Profit and Margin

The forwarding and logistics unit had a $44 million increase in adjusted operating profit in the second quarter of 2011 compared to the same period in 2010 ($65 million year-to-date), largely due to rate increases,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

cost containment, and effective revenue management initiatives that better matched customer pricing with market conditions. The freight unit increased operating profit for the second quarter of 2011 by $7 million ($22 million year-to-date) primarily due to volume increases and a focus on yields. The combined operating income for all of our other businesses in this segment increased during the quarter and year-to-date primarily due to improved results at our financial services business unit.

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	%	2011	2010	%
Operating Expenses (in millions):
Compensation and Benefits	$6,683	$6,515	2.6%	$13,291	$13,054	1.8%
Impact of Restructuring Charge	—	—		—	(98)

Adjusted Compensation and Benefits	6,683	6,515	2.6%	13,291	12,956	2.6%
Repairs and Maintenance	317	281	12.8%	632	555	13.9%
Depreciation and Amortization	443	449	(1.3)%	884	900	(1.8)%
Purchased Transportation	1,762	1,613	9.2%	3,410	3,114	9.5%
Fuel	1,057	717	47.4%	1,965	1,395	40.9%
Other Occupancy	225	216	4.2%	486	478	1.7%
Other Expenses	1,006	1,011	(0.5)%	1,981	1,992	(0.6)%
Impact of Net Gain from Real Estate Transactions	33	—		33	—
Impact of Loss on Sale of Business	—	—		—	(38)

Adjusted Other Expenses	1,039	1,011	2.8%	2,014	1,954	3.1%

Total Operating Expenses	$11,493	$10,802	6.4%	$22,649	$21,488	5.4%
Adjusted Total Operating Expenses	$11,526	$10,802	6.7%	$22,682	$21,352	6.2%
			$			$

Currency Translation (Benefit) Cost			$177			$206

Compensation and Benefits

Employee payroll costs increased $88 million for the second quarter ($142 million year-to-date), largely due to contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters, but partially offset by a decline in union labor hours. Management payroll costs declined slightly as a result of a reduction in the total number of management employees through attrition, combined with voluntary and involuntary workforce reductions throughout 2010.

Benefits expense increased $80 million for the second quarter ($193 million year-to-date), primarily due to higher employee health and welfare costs and pension expense. Pension expense increased $73 million for the quarter ($134 million year-to-date) resulting from higher union contribution rates for multi-employer pension plans, combined with increased service and interest costs, and the amortization of actuarial losses for company-sponsored plans. The interest cost grew due to continued service accruals, while the actuarial losses were primarily due to the negative asset returns experienced in 2008. Employee health and welfare program costs increased $41 million for the second quarter ($81 million increase year-to-date), and were impacted by higher required union plan contribution rates and lower employee turnover in the union workforce. These higher

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

pension and health and welfare program costs were partially offset by a decline in employee relocation expenses of $46 million for the quarter ($42 million year-to-date), which resulted from the higher-than-normal number of relocations that occurred in 2010 associated with our domestic restructuring program (which is discussed in Note 14 to the unaudited consolidated financial statements).

Repairs and Maintenance

The increase in repairs and maintenance expense was largely due to aircraft maintenance costs, which increased $32 million for the second quarter of 2011 compared with 2010 ($61 million year-to-date). This increase resulted from an increase in flight hours due to higher air volume, additional scheduled maintenance checks and higher contractual maintenance rates. The remaining increase in repairs and maintenance expense primarily relates to higher maintenance costs on our office buildings and operating facilities.

Depreciation and Amortization

The decrease in depreciation and amortization expense was primarily the result of a reduction in depreciation expense on technology equipment and software. This decline was primarily related to certain technology hardware becoming fully depreciated and fewer capitalized software projects.

Purchased Transportation

The increase in purchased transportation was impacted by a combination of higher volume in our International Package and Supply Chain & Freight segments, as well as increased fuel surcharges and base rates charged to us by third-party air, ocean, and truck carriers across all segments. The combination of these factors increased expense by $69 million for the second quarter of 2011 ($169 million year-to-date). Additionally, we incurred a $25 million increase in expense in the second quarter ($42 million year-to-date) for the use of rail carriers, which was due primarily to higher rates and fuel surcharges. The remaining increase in expense for the second quarter and year-to-date periods was primarily due to foreign currency exchange rate changes.

Fuel

The increase in fuel expense was primarily caused by higher prices for jet-A fuel, diesel and unleaded gasoline, which increased expense by $297 million for the second quarter of 2011 compared with 2010 ($502 million year-to-date). Higher usage of these products in our operations accounted for the remaining increase in expense of $43 million for the second quarter ($68 million year-to-date).

Other Occupancy

Other occupancy expense increased primarily due to an increase in utilities expense resulting from increased electricity costs in our facilities. The remainder of the increase is primarily due to higher rent expense resulting from increased rates on warehouses.

Other Expenses

The increase in adjusted other expenses in the second quarter of 2011 was largely due to advertising costs, employee expense reimbursements, equipment rentals, air cargo handling costs and data processing fees. These increases were partially offset by a decrease in bad debt expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	%	2011	2010	%
(in millions)
Investment Income (Loss)	$9	$(18)	N/A	$20	$(22)	N/A
Interest Expense	$(83)	$(84)	(1.2)%	$(168)	$(169)	(0.6)%

Investment Income

The increase in investment income for the second quarter and year-to-date periods of 2011 compared with 2010 was caused by a combination of factors. In the second quarter of 2010, we recorded a $21 million impairment on certain asset-backed auction rate securities, which resulted from provisions that allowed the issuers of the securities to subordinate our holdings to newly-issued debt or to tender for the securities at less than their par value. In the first quarter of 2011, we realized $12 million in gains on the sales of auction rate securities, preferred equity securities and an S&P 500 index fund.

The remaining increases in investment income were impacted by a higher average balance of interest-earning investments in our portfolio in the second quarter and year-to-date periods of 2011 compared to 2010. These factors were partially offset by a lower yield earned on our invested assets.

Interest Expense

Interest expense declined slightly due to a lower average interest rate incurred on variable rate debt and interest rate swaps, which reduced expense by $18 million for the second quarter ($36 million decrease year-to-date). However, this was almost entirely offset as a result of a higher average balance of outstanding debt in 2011.

Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	%	2011	2010	%
(in millions)
Income Tax Expense	$561	$455	23.3%	$1,028	$875	17.5%
Impact of Net Gain on Real Estate Transactions	(13)	—		(13)	—
Impact of Change in Tax Filing Status for German Subsidiary	—	—		—	(76)
Impact of Sale of Business	—	—		—	3
Impact of Restructuring Charge	—	—		—	34

Adjusted Income Tax Expense	$548	$455	20.4%	$1,015	$836	21.4%
Effective Tax Rate	34.5%	35.0%		34.5%	38.8%
Adjusted Effective Tax Rate	34.4%	35.0%		34.5%	35.0%

Adjusted income tax expense increased primarily due to higher pre-tax income. Our adjusted effective tax rate declined as a result of having a higher proportion of our total taxable income in non-U.S. jurisdictions, where corporate tax rates are generally lower.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The decrease in our non-adjusted effective tax rate in the second quarter and year-to-date periods of 2011 compared with 2010 was primarily due to the 2010 increase in the tax rate resulting from a change in the tax filing status of a German subsidiary, and because we were unable to recognize the entire potential tax benefit of tax loss carryforwards generated from the 2010 sale of a Supply Chain  & Freight business in Germany.

Liquidity and Capital Resources

Net Cash From Operating Activities

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six months ended June 30,
	2011	2010
Net income	$1,948	$1,378
Non-cash operating activities (a)	2,009	1,795
Pension and postretirement plan contributions (UPS-sponsored plans)	(1,296)	(812)
Income tax receivables and payables	380	22
Changes in working capital and other noncurrent assets and liabilities	277	624
Other sources (uses) of cash from operating activities	(4)	5

Net cash from operating activities	$3,314	$3,012

(a)	Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. In the first quarter of 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan, which represented an acceleration of contributions that would have been required over the remainder of 2011 and approximately $440 million in contributions that would not have been required until after 2011. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $75 million to our company-sponsored international pension and U.S. postretirement medical benefit plans over the remainder of 2011.

Operating cash flow was favorably impacted in 2011, compared with 2010, by higher net income. This was partially offset by changes in our working capital position, largely as a result of the timing of salary and wages payable and related tax withholdings, in 2011 compared with the same period of 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Used In Investing Activities

Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Six months ended June 30,
	2011	2010
Net cash used in investing activities	$(1,069)	$(608)

Capital Expenditures:
Buildings and facilities	$(159)	$(152)
Aircraft and parts	(486)	(252)
Vehicles	(140)	(125)
Information technology	(166)	(135)

	$(951)	$(664)

Capital Expenditures as a % of Revenue	3.7%	2.8%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$22	$40
Net (increase) decrease in finance receivables	$81	$46
Net (purchases) sales of marketable securities	$(98)	$(126)
Other sources (uses) of cash from investing activities	$(123)	$96

We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. In 2011, capital spending on aircraft increased as a result of the delivery of two Boeing 747-400s and four Boeing 767-300s, as well as contract deposits on our Boeing 767-300 orders. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.

The net change in finance receivables is primarily due to customer paydowns and new loan origination activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. Other investing activities include the cash settlement of derivative contracts used in our currency hedging programs, the timing of aircraft purchase contract deposits on our Boeing 767-300 aircraft order and changes in restricted cash balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Used In Financing Activities

Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Six months ended June 30,
	2011	2010
Net cash provided by (used in) financing activities	$(971)	$(646)

Share Repurchases:
Cash expended for shares repurchased	$(1,052)	$(443)
Number of shares repurchased	(14.4)	(6.9)
Shares outstanding at period end	981	991
Percent reduction in shares outstanding	(1.0)%	(0.3)%

Dividends:
Dividends declared per share	$1.04	$0.94
Cash expended for dividend payments	$(1,007)	$(911)

Borrowings:
Net borrowings (repayments) of debt principal	$1,162	$661

Other Financing Activities:
Cash received for common stock issuances	$163	$106
Other sources (uses) of cash from financing activities	$(237)	$(59)

Capitalization (as of June 30 each year):
Total debt outstanding at period end	$12,161	$10,251
Total shareowners’ equity at period end	8,329	7,930

Total capitalization	$20,490	$18,181
Debt to Total Capitalization %	59.4%	56.4%

In 2011, we anticipate repurchasing approximately $2.0 billion of shares. In 2010 and 2009, we had slowed our share repurchase activity as a result of the uncertain economic environment. We repurchased a total of 14.4 million shares of Class A and Class B common stock for $1.055 billion during the six months ended June 30, 2011, and 6.9 million shares for $427 million for the six months ended June 30, 2010 ($1.052 billion and $443 million in repurchases for 2011 and 2010, respectively, are reported on the cash flow statement due to the timing of settlements). As of June 30, 2011, we had $4.140 billion of our existing share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We increased our quarterly cash dividend payment to $0.52 per share in 2011, compared with the previous $0.47 quarterly dividend rate in 2010. We expect to continue the practice of paying regular cash dividends.

Issuances of debt in 2011 and 2010 consisted primarily of commercial paper. Repayments of debt in 2011 and 2010 consisted primarily of paydowns of commercial paper, redemptions of certain floating rate notes, and scheduled principal payments on our capitalized lease obligations. Additionally, in 2010 we called for the early

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

redemption of certain tranches of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

The cash outflows in other financing activities were primarily due to premiums paid on capped call options for the purchase of UPS class B shares, and tax withholdings on vested employee stock awards.

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.355 billion outstanding under this program as of June 30, 2011, with an average interest rate of 0.06%. As of June 30, 2011, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of June 30, 2011.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2011.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service (“Moody’s”). The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2011.

Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We have a stable outlook from both Moody’s and Standard & Poor’s.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of June 30, 2011 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2011, 10% of net tangible assets is equivalent to $2.484 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2011, our net worth, as defined, was equivalent to $14.231 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2011 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Contingencies

We are involved in a number of judicial proceedings and other matters arising from the conduct of our business activities.

Although there can be no assurance as to the ultimate outcome, we have generally denied, or believe we have a meritorious defense and will deny, liability in all litigation pending against us, including the matters described below, and we intend to defend vigorously each case. We have accrued for legal claims when, and to the extent that, amounts associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. For matters in this category, we have indicated in the descriptions that follow the reasons that we are unable to estimate the possible loss or range of loss.

Judicial Proceedings

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

court’s ruling. In April 2008, the court decertified the class and plaintiffs appealed. After decertification of the class, plaintiffs filed 56 individual lawsuits raising the same allegations as in the underlying class action. As of June 30, 2011, 53 of the original 56 lawsuits have been favorably resolved by dismissal, summary judgment granted to us or trial defense verdict. Two cases resulted in a plaintiff’s verdict for an immaterial amount, and one case remains pending. Of the 56 original lawsuits, plaintiffs have filed appeals in 7 of those cases. Accordingly, at this time, we do not believe that any loss associated with these matters, would have a material adverse effect on our financial condition, results of operations or liquidity.

UPS and our subsidiary Mail Boxes Etc., Inc., (“MBE”) are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises—Morgate and Samica. We prevailed at the trial court level in both cases, which are now on appeal. Morgate was filed in March 2003. The plaintiffs are 125 individual franchisees who did not rebrand and a certified class of all franchisees who did rebrand to The UPS Store. A bellwether trial for three individual plaintiffs was set for early 2010, but the trial court entered judgment against one of the three plaintiffs prior to trial. The trial court also granted our motion for summary judgment against the members of the certified class. The remainder of the case has been stayed pending appeal. Samica was filed in March 2006. The plaintiffs are 250 individual The UPS Store franchisees who either elected to rebrand or purchased new The UPS Store franchises. Summary judgment was granted in UPS’s favor against all plaintiffs and has been appealed. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) three separate components of these cases are being appealed to federal and state courts following decisions favorable to UPS and we cannot predict the outcomes of these appeals; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present if any aspects of these cases proceed forward. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than reported by the shipper. On June 1, 2011, we reached an agreement in principle to settle the case for an immaterial amount. The settlement remains subject to definitive documentation and court approval.

In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third party negotiators retained by shippers and/or to monopolize a so-called market for shipping consultation services. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has informed us that it has opened a civil investigation of our policies and practices for dealing with third party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) AFMS may amend its complaint to include new legal theories, the scope of possible AFMS’s claims is therefore unclear; (2) we believe that we have a number of meritorious legal defenses; (3) AFMS has not articulated any measure of damages; and (4) the DOJ investigation is at a very early stage. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Other Matters

In May and December 2007 and August 2008 we received and responded to grand jury subpoenas from the Department of Justice in the Northern District of California in connection with an investigation by the Drug Enforcement Administration. We also have responded to informal requests for information in connection with this investigation, which relates to transportation of packages on behalf of on-line pharmacies that may have operated illegally. We are cooperating with this investigation and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

We are cooperating with each of these investigations, and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including (1) we are vigorously defending each matter and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law that could be of importance to the ultimate resolutions of these matters, including the calculation of any potential fine; and (3) there is uncertainty about the time period that is the subject of the investigations. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

was not named in this case. On July 21, 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the magistrate judge recommended that the district court grant our motion to dismiss, with leave to amend, and the scope of the plaintiffs’ claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.

In June 2011, we received IRS reports covering income taxes and excise taxes for tax years 2005 through 2007 and 2003 through 2007, respectively. The reports propose assessments related to amounts paid for software, research credit expenditures, and deductibility of financing and post-acquisition integration costs as well as taxes on amounts paid for air transportation. Receipt of the reports represents only the conclusion of the examination process. We disagree with the proposed assessments related to these matters. Therefore, we have filed protests and protective tax refund claims. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we are vigorously defending these matters and believe that we have a number of meritorious legal defenses; (2) we have filed refund claims in excess of the proposed assessments; (3) there are unresolved questions of law and fact that could be of importance to the ultimate resolutions of these matters, including the calculation of any additional taxes and/or tax refunds; (4) the IRS has yet to respond to our protest of the issues contained in the reports and (5) these matters are at the initial stage of a multi-level administrative appeals process that may ultimately be resolved by litigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

Collective Bargaining Agreements

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations will remain in effect throughout the terms of the existing collective bargaining agreements.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

There were no accounting standards adopted during the six months ended June 30, 2011 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not effective until after June 30, 2011 are not expected to have a significant effect on our consolidated financial position or results of operations.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2011	December 31, 2010
Currency Derivatives	$(130)	$(75)
Interest Rate Derivatives	265	152

	$135	$77

Our market risks, hedging strategies and financial instrument positions at June 30, 2011 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. In 2011, we entered into interest rate swaps on our 3.125% fixed rate notes due in 2021, and our 8.38% fixed rate notes due in 2020, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. We also entered into new currency options on the Euro, British Pound Sterling, and Canadian Dollar, as well as terminated positions that expired during the first six months of 2011. The remaining fair value changes between December 31, 2010 and June 30, 2011 in the table above are primarily due to interest rate and foreign currency exchange rate changes between those dates.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our Class A and Class B common stock during the second quarter of 2011 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2011	1.2	$73.97	1.1	$4,614
May 1 – May 31, 2011	4.7	74.35	4.5	4,278
June 1 – June 30, 2011	2.0	69.41	2.0	4,140

Total April 1 – June 30, 2011	7.9	$73.00	7.6

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008).

10.1	—	Credit Agreement (364-Day Facility) dated April 14, 2011 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and J.P. Morgan Securities LLC as syndication agent (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the quarter ended March 31, 2011).

10.2	—	Credit Agreement (4-Year Facility) dated April 14, 2011 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and J.P. Morgan Securities LLC as syndication agent (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for the quarter ended March 31, 2011).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

†	Filed herewith.
††	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: August 5, 2011	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)