Form 10-Q
period 2011-09-30
UNITED PARCEL SERVICE INC
filed 2011-11-04
CIK 1090727

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011, or

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

There were 241,362,361 Class A shares, and 723,626,266 Class B shares, with a par value of $0.01 per share, outstanding at October 27, 2011.

UNITED PARCEL SERVICE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

Item 1. Financial Statements

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2011 (unaudited) and December 31, 2010

(In millions)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,133	$3,370
Marketable securities	1,320	711
Accounts receivable, net	5,418	5,627
Finance receivables, net	166	203
Deferred income tax assets	634	659
Other current assets	957	999

Total Current Assets	12,628	11,569
Property, Plant and Equipment, Net	17,581	17,387
Goodwill	2,066	2,081
Intangible Assets, Net	622	599
Non-Current Finance Receivables, Net	231	288
Non-Current Investments and Restricted Cash	303	458
Other Non-Current Assets	1,807	1,215

Total Assets	$35,238	$33,597

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,310	$355
Accounts payable	1,974	1,974
Accrued wages and withholdings	1,873	1,505
Self-insurance reserves	765	725
Other current liabilities	1,589	1,343

Total Current Liabilities	7,511	5,902
Long-Term Debt	11,092	10,491
Pension and Postretirement Benefit Obligations	3,744	4,663
Deferred Income Tax Liabilities	2,394	1,870
Self-Insurance Reserves	1,813	1,809
Other Non-Current Liabilities	815	815
Shareowners’ Equity:
Class A common stock (244 and 258 shares issued in 2011 and 2010)	3	3
Class B common stock (724 and 735 shares issued in 2011 and 2010)	7	7
Additional paid-in capital	—	—
Retained earnings	13,828	14,164
Accumulated other comprehensive loss	(6,040)	(6,195)
Deferred compensation obligations	87	103
Less: Treasury stock (2 shares in 2011 and 2010)	(87)	(103)

Total Equity for Controlling Interests	7,798	7,979
Total Equity for Non-Controlling Interests	71	68

Total Shareowners’ Equity	7,869	8,047

Total Liabilities and Shareowners’ Equity	$35,238	$33,597

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$13,166	$12,192	$38,939	$36,124
Operating Expenses:
Compensation and benefits	6,694	6,411	19,985	19,465
Repairs and maintenance	324	282	956	837
Depreciation and amortization	447	448	1,331	1,348
Purchased transportation	1,796	1,656	5,206	4,770
Fuel	1,015	724	2,980	2,119
Other occupancy	229	222	715	700
Other expenses	1,042	833	3,023	2,825

Total Operating Expenses	11,547	10,576	34,196	32,064

Operating Profit	1,619	1,616	4,743	4,060

Other Income and (Expense):
Investment income (loss)	16	15	36	(7)
Interest expense	(84)	(91)	(252)	(260)

Total Other Income and (Expense)	(68)	(76)	(216)	(267)

Income Before Income Taxes	1,551	1,540	4,527	3,793
Income Tax Expense	509	549	1,537	1,424

Net Income	$1,042	$991	$2,990	$2,369

Basic Earnings Per Share	$1.07	$1.00	$3.03	$2.38

Diluted Earnings Per Share	$1.06	$0.99	$3.00	$2.36

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,042	$991	$2,990	$2,369
Change in foreign currency translation adjustment, net of tax	(179)	125	(47)	(95)
Change in unrealized gain (loss) on marketable securities, net of tax	2	9	(5)	44
Change in unrealized gain (loss) on cash flow hedges, net of tax	39	(113)	(29)	(101)
Change in unrecognized pension and postretirement benefit costs, net of tax	75	43	236	126

Comprehensive income	$979	$1,055	$3,145	$2,343

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$2,990	$2,369
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,331	1,348
Pension and postretirement benefit expense	768	672
Pension and postretirement benefit contributions	(1,397)	(1,069)
Self-insurance reserves	44	17
Deferred taxes, credits and other	336	(24)
Stock compensation expense	402	349
Other (gains) losses	160	(15)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	177	(43)
Other current assets	185	81
Accounts payable	(67)	62
Accrued wages and withholdings	367	390
Other current liabilities	88	(221)
Other operating activities	(22)	7

Net cash from operating activities	5,362	3,923

Cash Flows From Investing Activities:
Capital expenditures	(1,557)	(1,011)
Proceeds from disposals of property, plant and equipment	29	294
Purchases of marketable securities	(3,830)	(1,751)
Sales and maturities of marketable securities	3,357	1,718
Net decrease in finance receivables	128	76
Other investing activities	(243)	181

Net cash used in investing activities	(2,116)	(493)

Cash Flows From Financing Activities:
Net change in short-term debt	1,110	174
Proceeds from long-term borrowings	277	113
Repayments of long-term borrowings	(180)	(355)
Purchases of common stock	(2,173)	(599)
Issuances of common stock	220	151
Dividends	(1,500)	(1,363)
Other financing activities	(238)	(60)

Net cash used in financing activities	(2,484)	(1,939)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	1	(13)

Net Increase In Cash And Cash Equivalents	763	1,478
Cash And Cash Equivalents:
Beginning of period	3,370	1,542

End of period	$4,133	$3,020

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2011, our results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2011. The fair value of our investment securities is disclosed in Note 4, our short and long-term debt in Note 8 and our derivative instruments in Note 13.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

There were no accounting standards adopted during the nine months ended September 30, 2011 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding disclosure of an employer’s participation in multiemployer pension plans. This new guidance requires companies to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. Companies will be required to disclose detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of the collective-bargaining agreements that

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

require contributions to the plans. This accounting standards update will impact our disclosures only, and will not have any impact on our financial condition, results of operations or liquidity. The provisions of this guidance will be applied retrospectively beginning in our Form 10-K for the year ended December 31, 2011.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. This accounting standard update is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This accounting standard update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We will adopt this accounting standard update and apply its provisions for our annual goodwill impairment testing as of October 1, 2011.

NOTE 3. STOCK-BASED COMPENSATION

We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and management incentive awards to eligible employees. The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Awards Program, the UPS Long-Term Incentive Program and the UPS Long-Term Incentive Performance Award Program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to the primary employee defined contribution plan are made in shares of UPS class A common stock.

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

Historically, awards granted under the Management Incentive Awards Program were normally granted during the fourth quarter of each year, while awards granted under the UPS Long-Term Incentive Program were granted during the second quarter of each year. The UPS Long-Term Incentive award granted in the second quarter of 2011 will be the last award made under that existing program. Prospectively, the compensation provided by the UPS Long-Term Incentive Program has been combined with the Management Incentive Awards Program, and we anticipate that the combined Management Incentive Awards grant will be made in the first quarter of 2012. The combined Management Incentive Awards Program will consist of cash and RPU awards, and the amount of the awards granted each year will be adjusted for the percentage of achievement of performance criteria targets. The Company’s actual performance compared with the performance criteria can result in an award grant that is less than or more than 100% of the target grant. The RPU awards will vest over a five year period, with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, whereby immediate vesting occurs).

Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2011 and 2010 was $130 and $111 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2011 and 2010 was $402 and $349 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale as of September 30, 2011 and December 31, 2010 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2011
Current marketable securities:
U.S. government and agency debt securities	$175	$4	$—	$179
Mortgage and asset-backed debt securities	226	4	(1)	229
Corporate debt securities	879	5	(3)	881
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	15	1	—	16

Total marketable securities	$1,310	$14	$(4)	$1,320

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2010
Current marketable securities:
U.S. government and agency debt securities	$207	$1	$(2)	$206
Mortgage and asset-backed debt securities	220	3	(1)	222
Corporate debt securities	179	5	(1)	183
U.S. state and local municipal debt securities	33	—	—	33
Other debt and equity securities	62	5	—	67

Current marketable securities	701	14	(4)	711
Non-current marketable securities:
Mortgage and asset-backed debt securities	79	2	(2)	79
U.S. state and local municipal debt securities	49	2	(6)	45
Common equity securities	20	14	—	34
Preferred equity securities	16	1	(3)	14

Non-current marketable securities	164	19	(11)	172

Total marketable securities	$865	$33	$(15)	$883

Auction Rate Securities

During first quarter 2011, we sold all remaining investments in auction rate securities, which had been classified as non-current marketable securities as of December 31, 2010. These sales did not have a material impact on our statement of consolidated income.

Investment Other-Than-Temporary Impairments

We have concluded that no other-than-temporary impairment losses existed as of September 30, 2011. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

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

Maturity Information

The amortized cost and estimated fair value of marketable securities at September 30, 2011, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$686	$685
Due after one year through three years	192	193
Due after three years through five years	85	85
Due after five years	346	356

	1,309	1,319
Equity securities	1	1

	$1,310	$1,320

Non-Current Investments and Restricted Cash

We had $286 million of restricted cash related to our self-insurance requirements, as of September 30, 2011 and December 31, 2010, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets.

At September 30, 2011 we held a $17 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.

Fair Value Measurements

Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include non-auction rate asset-backed securities, corporate bonds and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.

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

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
September 30, 2011
Marketable Securities:
U.S. government and agency debt securities	$179	$—	$—	$179
Mortgage and asset-backed debt securities	—	229	—	229
Corporate debt securities	—	881	—	881
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	16	—	16

Total marketable securities	179	1,141	—	1,320
Other investments	17	—	228	245

Total	$196	$1,141	$228	$1,565

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
December 31, 2010
Marketable Securities:
U.S. government and agency debt securities	$206	$—	$—	$206
Mortgage and asset-backed debt securities	—	222	79	301
Corporate debt securities	—	183	—	183
U.S. state and local municipal debt securities	—	33	45	78
Other debt and equity securities	41	60	14	115

Total marketable securities	247	498	138	883
Other investments	—	—	267	267

Total	$247	$498	$405	$1,150

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2011 (in millions):

	Marketable Securities	Other Investments	Total
Balance on July 1, 2011	$—	$240	$240
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(12)	(12)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—

Balance on September 30, 2011	$—	$228	$228

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2011 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2011	$138	$267	$405
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(39)	(39)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	(138)	—	(138)

Balance on September 30, 2011	$—	$228	$228

There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2011 and 2010.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2011 and December 31, 2010 consist of the following (in millions):

	2011	2010
Vehicles	$5,678	$5,519
Aircraft (including aircraft under capitalized leases)	14,608	14,063
Land	1,118	1,081
Buildings	3,085	3,102
Building and leasehold improvements	2,928	2,860
Plant equipment	6,755	6,656
Technology equipment	1,582	1,552
Equipment under operating leases	102	122
Construction-in-progress	422	265

	36,278	35,220
Less: Accumulated depreciation and amortization	(18,697)	(17,833)

	$17,581	$17,387

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2011, we recognized a pre-tax loss from certain real estate transactions within our U.S. Domestic Package segment of $15 million ($11 million after-tax) and a pre-tax gain from real estate transactions within our Supply Chain & Freight segment of $48 million ($31 million after-tax). In the third quarter of 2010, we recognized a pre-tax gain of $109 million ($61 million after-tax) on the sale of real estate within our U.S. Domestic Package segment.

NOTE 6. EMPLOYEE BENEFIT PLANS

Information about net periodic benefit cost for our pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2011 and 2010 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Three Months Ended September 30:
Service cost	$218	$181	$22	$22	$9	$6
Interest cost	327	300	52	53	10	9
Expected return on assets	(489)	(400)	(4)	(5)	(11)	(10)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	43	2	1	—	—
Actuarial (gain) loss	71	19	5	4	1	1
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$170	$143	$77	$75	$9	$6

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Nine Months Ended September 30:
Service cost	$654	$542	$66	$65	$27	$18
Interest cost	981	899	156	160	30	26
Expected return on assets	(1,467)	(1,199)	(12)	(16)	(33)	(27)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	129	129	6	3	—	—
Actuarial (gain) loss	213	58	15	12	3	2
Settlements / curtailments	—	—	—	—	—	—

Net periodic benefit cost	$510	$429	$231	$224	$27	$19

During the first nine months of 2011, we contributed $1.307 billion and $90 million to our company-sponsored pension and postretirement medical benefit plans, respectively. Included in the contribution to the postretirement medical benefit plans is $12 million that UPS received during the first quarter under the Early Retiree Reinsurance Program authorized in the Patient Protection and Affordable Care Act. Included in the contribution to the pension plans is a $1.2 billion accelerated contribution to the UPS IBT Pension Plan, which represented an acceleration of contributions that would have been required over the remainder of 2011 and approximately $440 million in contributions that would not have been required until after 2011. An additional accelerated contribution of $60 million was made in the third quarter of 2011 to the UPS Pension Plan that would not have been required until after 2011. We also expect to contribute $6 and $25 million over the remainder of the year to the international pension and U.S. postretirement medical benefit plans, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, we had approximately 250,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, the majority (approximately 3,300) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

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

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment as of September 30, 2011 and December 31, 2010 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2010 balance	$—	$377	$1,704	$2,081
Acquired	—	—	—	—
Currency / Other	—	(10)	(5)	(15)

September 30, 2011 balance	—	$367	$1,699	$2,066

The decrease in goodwill in the International Package and Supply Chain & Freight segments was due to the impact of the strengthening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances, as well as the reversal of acquisition-related restructuring reserves and the related deferred tax impact in the Supply Chain and Freight segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of September 30, 2011 and December 31, 2010 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2011:
Trademarks, licenses, patents, and other	$240	$(88)	$152
Customer lists	97	(65)	32
Franchise rights	109	(57)	52
Capitalized software	1,996	(1,610)	386

Total Intangible Assets, Net	$2,442	$(1,820)	$622

December 31, 2010:
Trademarks, licenses, patents, and other	$187	$(50)	$137
Customer lists	99	(59)	40
Franchise rights	109	(52)	57
Capitalized software	1,927	(1,562)	365

Total Intangible Assets, Net	$2,322	$(1,723)	$599

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our outstanding debt as of September 30, 2011 and December 31, 2010 consists of the following (in millions):

	Maturity	2011	2010
Commercial paper	2011	$1,293	$341
4.50% senior notes	2013	1,787	1,815
3.875% senior notes	2014	1,060	1,061
5.50% senior notes	2018	844	795
5.125% senior notes	2019	1,122	1,032
3.125% senior notes	2021	1,645	1,464
6.20% senior notes	2038	1,480	1,480
4.875% senior notes	2040	489	488
8.375% debentures	2020-2030	791	737
Floating rate senior notes	2049-2053	380	386
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031-2050	771	764
Capital lease obligations	2025-2034	420	160
Other debt	—	—	3

Total debt		12,402	10,846
Less current maturities		(1,310)	(355)

Long-term debt		$11,092	$10,491

Capital Lease Obligations

During the first nine months of 2011, we entered into five aircraft capital lease transactions, resulting in an increase in capital lease obligations of $261 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.293 billion outstanding under this program as of September 30, 2011, with an average interest rate of 0.04%. As of September 30, 2011, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of September 30, 2011.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2011.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2011.

Debt Covenants

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of September 30, 2011 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2011, 10% of net tangible assets is equivalent to $2.504 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2011, our net worth, as defined, was equivalent to $13.838 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $13.072 and $11.355 billion as of September 30, 2011 and December 31, 2010, respectively.

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

Judicial Proceedings

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the court decertified the class and plaintiffs appealed. After decertification of the class, plaintiffs filed 56 individual lawsuits raising the same allegations as in the underlying class action. As of September 30, 2011, 53 of the original 56 lawsuits have been favorably resolved by dismissal, summary judgment granted to us or trial defense verdict. Two cases resulted in a plaintiff’s verdict for an immaterial amount, and one case remains pending. Of the 56 original lawsuits, plaintiffs have filed appeals in 7 of those cases. Accordingly, at this time, we do not believe that any loss associated with these matters, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than reported by the shipper. On June 1, 2011, we reached an agreement in principle to settle the case for an immaterial amount. The settlement has been preliminarily approved, and remains subject to a final fairness hearing.

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

In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class-action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The request to certify the case in Québec will be heard in February 2012. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.

Other Matters

In May and December 2007 and August 2008 we received and responded to grand jury subpoenas from the DOJ in the Northern District of California in connection with an investigation by the Drug Enforcement Administration. We also have responded to informal requests for information in connection with this investigation, which relates to transportation of packages on behalf of on-line pharmacies that may have operated illegally. We are cooperating with this investigation and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

this matter, including (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

We received a grand jury subpoena from the Antitrust Division of the DOJ regarding the DOJ’s investigation into certain pricing practices in the freight forwarding industry in December 2007.

In October 2007, June 2008 and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding. We received additional information requests from the Commission in January and July 2011, and we have responded to those requests.

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

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas Class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2011, there were 4.6 billion Class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of September 30, 2011, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2011 and 2010 (in millions, except per share amounts):

	2011		2010
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	258	$3	285	$3
Common stock purchases	(6)	—	(3)	—
Stock award plans	4	—	2	—
Common stock issuances	3	—	2	—
Conversions of Class A to Class B common stock	(15)	—	(22)	—

Class A shares issued at end of period	244	$3	264	$3

Class B Common Stock
Balance at beginning of period	735	$7	711	$7
Common stock purchases	(26)	—	(6)	—
Conversions of Class A to Class B common stock	15	—	22	—

Class B shares issued at end of period	724	$7	727	$7

Additional Paid-In Capital
Balance at beginning of period		$—		$2
Stock award plans		375		324
Common stock purchases		(417)		(491)
Common stock issuances		192		165
Option premiums paid		(150)		—

Balance at end of period		$—		$—

Retained Earnings
Balance at beginning of period		$14,164		$12,745
Net income		2,990		2,369
Dividends ($1.56 and $1.41 per share)		(1,553)		(1,413)
Common stock purchases		(1,773)		(98)

Balance at end of period		$13,828		$13,603

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2011, we entered into an accelerated share repurchase program, which allowed us to repurchase $350 million of shares (5.5 million shares). The program was completed in September 2011.

In total, we repurchased a total of 31.7 million shares of Class A and Class B common stock for $2.190 billion during the nine months ended September 30, 2011, and 9.3 million shares for $589 million for the nine months ended September 30, 2010. As of September 30, 2011, we had $3.004 billion of our share repurchase authorization remaining.

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. As of September 30, 2011, we had paid premiums of $150 million on options for the purchase of 2.6 million shares that will settle in the fourth quarter 2011. During 2011, we have settled options that resulted in the repurchase of 0.8 million shares at $65.11 per share, as well as the receipt of $2 million in premiums (in excess of our initial investment).

Accumulated Other Comprehensive Income (Loss)

We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2011 and 2010 is as follows (in millions):

	2011	2010
Foreign currency translation gain (loss):
Balance at beginning of period	$(68)	$37
Aggregate adjustment for the period (net of tax effect of $4 and $(36))	(47)	(95)

Balance at end of period	(115)	(58)

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	12	(27)
Current period changes in fair value (net of tax effect of $10, and $20)	16	34
Reclassification to earnings (net of tax effect of $(13) and $6)	(21)	10

Balance at end of period	7	17

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(239)	(200)
Current period changes in fair value (net of tax effect of $(47) and $(34))	(80)	(55)
Reclassification to earnings (net of tax effect of $30 and $(27))	51	(46)

Balance at end of period	(268)	(301)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,900)	(4,937)
Reclassification to earnings (net of tax effect of $138 and $78)	228	126
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $4 and $0)	8	—

Balance at end of period	(5,664)	(4,811)

Accumulated other comprehensive income (loss) at end of period	$(6,040)	$(5,153)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock

Activity in the deferred compensation program for the nine months ended September 30, 2011 and 2010 is as follows (in millions):

	2011		2010
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of period		$103		$108
Reinvested dividends		3		3
Benefit payments		(19)		(10)

Balance at end of period		$87		$101

Treasury Stock
Balance at beginning of period	(2)	$(103)	(2)	$(108)
Reinvested dividends	—	(3)	—	(3)
Benefit payments	—	19	—	10

Balance at end of period	(2)	$(87)	(2)	$(101)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests on our consolidated balance sheets primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey and portions of the Central Asia region, which was formed in the third quarter of 2009. The activity related to our noncontrolling interests is presented below for the nine months ended September 30, 2011 and 2010 (in millions):

	2011	2010
Noncontrolling Interests
Balance at beginning of period	$68	$66
Acquired noncontrolling interests	3	—
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$71	$66

NOTE 11. SEGMENT INFORMATION

We report our operations in three segments: U.S. Domestic Package operations, International Package operations and Supply Chain & Freight operations. Package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic area.

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

Supply Chain & Freight

Supply Chain & Freight includes our forwarding operations, logistics operations, UPS Freight and other aggregated business units. Our forwarding and logistics business provides services in more than 195 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other aggregated business units within this segment include Mail Boxes Etc., Inc. (the franchisor of Mail Boxes Etc. and The UPS Store) and UPS Capital.

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

Segment information for the three and nine months ended September 30, 2011 and 2010 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
U.S. Domestic Package	$7,767	$7,291	$23,047	$21,662
International Package	3,057	2,676	9,096	8,086
Supply Chain & Freight	2,342	2,225	6,796	6,376

Consolidated	$13,166	$12,192	$38,939	$36,124

Operating Profit:
U.S. Domestic Package	$1,015	$1,020	$2,830	$2,330
International Package	409	419	1,352	1,367
Supply Chain & Freight	195	177	561	363

Consolidated	$1,619	$1,616	$4,743	$4,060

During the second quarter of 2011, operating profit was impacted by gains and losses on certain real estate transactions, including a $15 million loss in the U.S. Domestic Package segment and a $48 million gain in the Supply Chain & Freight segment. As discussed in Note 14, U.S. Domestic Package operating profit was adversely impacted by a $98 million restructuring charge in the first quarter of 2010, while Supply Chain & Freight operating profit for that quarter was negatively impacted by a $38 million loss on the sale of a specialized transportation business unit in Germany. In the third quarter of 2010, we recognized a gain of $109 million on the sale of real estate within our U.S. Domestic Package segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common shareowners	$1,042	$991	$2,990	$2,369

Denominator:
Weighted average shares	974	990	982	991
Deferred compensation obligations	1	2	2	2
Vested portion of restricted shares	2	2	2	1

Denominator for basic earnings per share	977	994	986	994

Effect of dilutive securities:
Restricted performance units	2	3	3	3
Restricted stock units	7	6	6	6
Stock option plans	1	1	1	—

Denominator for diluted earnings per share	987	1,004	996	1,003

Basic earnings per share	$1.07	$1.00	$3.03	$2.38

Diluted earnings per share	$1.06	$0.99	$3.00	$2.36

Diluted earnings per share for the three months ended September 30, 2011 and 2010 exclude the effect of 9.8 million shares of common stock each year (7.4 and 11.5 million for the nine months ended September 30, 2011 and 2010, respectively), that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have agreements with some of our counterparties containing early termination rights and bilateral collateral provisions, whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. As of September 30, 2011, we have received collateral of $33 million under these contractual provisions. The remaining counterparty agreements contain early termination rights but no bilateral collateral provisions.

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

We have designated and account for the majority of our interest rate swaps that convert fixed rate interest payments into floating rate interest payments as hedges of the fair value of the associated debt instruments. Therefore, the gains and losses resulting from fair value adjustments to the interest rate swaps and fair value adjustments to the associated debt instruments are recorded to interest expense in the period in which the gains and losses occur. We have designated and account for interest rate swaps that convert floating rate interest payments into fixed rate interest payments as cash flow hedges of the forecasted payment obligations. The gains and losses resulting from fair value adjustments to the interest rate swaps are recorded to AOCI.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions

As of September 30, 2011 and December 31, 2010, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2011 Notional Value		December 31, 2010 Notional Value
Currency Hedges:
Euro		€2,019		€1,732
British Pound Sterling		£946		£871
Canadian Dollar	C$	397	C$	289

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$6,424		$6,000
Floating to Fixed Interest Rate Swaps		$798		$53

As of September 30, 2011, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 39 years.

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

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	September 30, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$92	$36
Foreign exchange contracts	Other non-current assets	Level 2	49	—
Interest rate contracts	Other non-current assets	Level 2	431	182
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	1	—
Interest rate contracts	Other non-current assets	Level 2	84	—

Total Asset Derivatives			$657	$218

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	September 30, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$(15)	$(9)
Foreign exchange contracts	Other non-current liabilities	Level 2	(229)	(99)
Interest rate contracts	Other non-current liabilities	Level 2	(12)	(29)
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	—	(3)
Interest rate contracts	Other non-current liabilities	Level 2	(6)	(1)

Total Liability Derivatives			$(262)	$(141)

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

Income Statement Recognition

The following table indicates the amount and location in the statements of consolidated income for the three and nine months ended September 30, 2011 and 2010 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:

Derivative Instruments in Cash Flow Hedging Relationships	2011 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2011 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(5)	$(2)	Interest Expense	$(4)	$(4)
Foreign exchange contracts	(117)	11	Interest Expense	(24)	42
Foreign exchange contracts	11	—	Other Operating Expense	(3)	—
Foreign exchange contracts	118	(139)	Revenue	(25)	12
Commodity contracts	—	—	Fuel Expense	—	—

Total	$7	$(130)		$(56)	$50

Nine Months Ended September 30:

Derivative Instruments in Cash Flow Hedging Relationships	2011 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2011 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(6)	$(3)	Interest Expense	$(14)	$(13)
Foreign exchange contracts	(120)	(100)	Interest Expense	7	(8)
Foreign exchange contracts	6	—	Other Operating Expense	(3)	—
Foreign exchange contracts	(16)	14	Revenue	(80)	94
Commodity contracts	9	—	Fuel Expense	9	—

Total	$(127)	$(89)		$(81)	$73

As of September 30, 2011, $7 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended September 30, 2012. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2011 and 2010.

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2011 and 2010 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$237	$52	Fixed-Rate Debt and Capital Leases	Interest Expense	$(237)	$(52)
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$350	$224	Fixed-Rate Debt and Capital Leases	Interest Expense	$(350)	$(224)

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

We also periodically terminate interest rate swaps and foreign currency options by entering into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original swap and foreign currency contracts. These transactions provide an economic offset that effectively eliminates the effects of changes in market valuation.

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forward contracts not designated as hedges (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30:
Foreign Exchange Contracts	Other Operating Expenses	$11	$(14)
Nine Months Ended September 30:
Foreign Exchange Contracts	Other Operating Expenses	$(2)	$11

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15. INCOME TAXES

Our effective tax rate declined to 32.8% in the third quarter of 2011 compared with 35.6% in the same period of 2010 (34.0% and 37.5% year-to-date 2011 and 2010, respectively), as a result of several factors. These factors included having a higher proportion of our total taxable income in non-U.S. jurisdictions, where corporate tax rates are generally lower, and the recognition of a reduction in income tax expense related to favorable developments with U.S. state tax audit and litigation matters and adjustments of estimated 2010 accruals upon filing the 2010 U.S. federal income tax return.

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

In June 2011, we received IRS reports covering income taxes and excise taxes for tax years 2005 through 2007 and 2003 through 2007, respectively. The reports propose assessments related to amounts paid for software, research credit expenditures and deductibility of financing and post-acquisition integration costs as well as taxes on amounts paid for air transportation. Receipt of the reports represents only the conclusion of the examination process. We disagree with the proposed assessments related to these matters. Therefore, we have filed protests and protective tax refund claims. During the third quarter of 2011, the IRS responded to our protests and forwarded the cases to IRS Appeals. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we are vigorously defending these matters and believe that we have a number of meritorious legal defenses; (2) we have filed refund claims in excess of the proposed assessments; (3) there are unresolved questions of law and fact that could be of importance to the ultimate resolutions of these matters, including the calculation of any additional taxes and/or tax refunds; and (4) these matters are at the initial stage of a multi-level administrative appeals process that may ultimately be resolved by litigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The U.S. economic recovery continued on a pace of slow growth in the third quarter of 2011, which put pressure on volume and revenue growth in our U.S. Domestic Package segment, as well as U.S. import volume in our International Package and Supply Chain & Freight segments. Slower growth in industrial production has resulted in weakness in manufacturing shipments. Retail sales continue to show growth when compared to 2010; however, growth has slowed recently, which has negatively impacted business-to-consumer shipment activity.

Outside of the U.S., economic growth has slowed down due to volatility in world markets. Despite the overall slowdown, our volume and revenue were favorably impacted in our International Package segment due to continued growth in international trade and industrial production. This allowed us to leverage our international transportation network, and provided for solid international package volume and revenue growth in most regions of the world in the third quarter of 2011.

In 2011, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs, which has led to solid improvements in adjusted operating margin and profit in our U.S. Domestic Package and Supply Chain & Freight segments. During 2010, we opened the second phase of our Worldport expansion which has allowed the use of larger and more fuel-efficient aircraft, and further improved network efficiencies. We also streamlined our U.S. domestic management structure and continued to better align our cost structure with current volume levels.

In our International Package segment, we have continued to invest to support our growth initiatives. In 2010, we opened our new intra-Asia air hub in Shenzhen, China, which has allowed us to better serve our customers by reducing time in transit for shipments in the region. We have also continued to optimize our aircraft network, to leverage the new route authority we have gained over the last several years and to take full advantage of faster growing trade lanes. In Asia, we have expanded our air network during 2011 by adding flights from Hong Kong to Cologne, Germany, adding a daily flight from Chengdu, China to Cologne, and adding new routes from Japan, as well as increasing our capacity to serve the South Korea to U.S. trade lane by adding a flight to and from Incheon. In Europe, we announced a $200 million expansion of our Cologne hub in Germany in the third quarter of 2011, which will increase the hub’s sorting capacity from 110,000 to 190,000 packages per hour, when completed in 2013. In the Americas, we have expanded our air capacity more than 50% on 19 weekly flights into key markets in Central and South America during 2011.

Even though we continue to experience solid growth in our International Package business overall, we have recently seen weakness in the important Asia-to-U.S. trade lane. As a result, we have reduced our tonnage capacity in this lane by 13% since the second quarter of 2011, while retaining the network enhancements and service upgrades previously achieved.

Volatile fuel prices have continued to impact both revenue and expense in all three of our segments. Rising fuel prices have led to higher fuel surcharge rates and increased fuel and purchased transportation costs.

Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	%	2011	2010	%
Revenue (in millions)	$13,166	$12,192	8.0%	$38,939	$36,124	7.8%
Operating Expenses (in millions)	11,547	10,576	9.2%	34,196	32,064	6.6%

Operating Profit (in millions)	$1,619	$1,616	0.2%	$4,743	$4,060	16.8%
Operating Margin	12.3%	13.3%		12.2%	11.2%

Average Daily Package Volume (in thousands)	15,079	14,969	0.7%	14,994	14,898	0.6%
Average Revenue Per Piece	$11.06	$10.27	7.7%	$11.01	$10.32	6.7%

Net Income (in millions)	$1,042	$991	5.1%	$2,990	$2,369	26.2%
Basic Earnings Per Share	$1.07	$1.00	7.0%	$3.03	$2.38	27.3%
Diluted Earnings Per Share	$1.06	$0.99	7.1%	$3.00	$2.36	27.1%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Items Affecting Comparability

The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Expenses:
Restructuring charge	—	—	—	98
Loss on sale of business	—	—	—	38
Net gain on real estate transactions	—	(109)	(33)	(109)
Income Tax Expense:
Income tax expense (benefit) from the items above	—	48	13	11
Change in tax filing status for German subsidiary	—	—	—	76

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

In the second quarter of 2011, we recognized a pre-tax loss from certain real estate transactions within our U.S. Domestic Package segment of $15 million ($11 million after-tax) and a pre-tax gain from real estate transactions within our Supply Chain & Freight segment of $48 million ($31 million after-tax).

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

Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2011 or 2010.

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	%	2011	2010	%
Average Daily Package Volume (in thousands):
Next Day Air	1,196	1,181	1.3%	1,174	1,169	0.4%
Deferred	852	856	(0.5)%	866	866	0.0%
Ground	10,688	10,693	0.0%	10,637	10,656	(0.2)%

Total Avg. Daily Package Volume	12,736	12,730	0.0%	12,677	12,691	(0.1)%
Average Revenue Per Piece:
Next Day Air	$20.75	$19.40	7.0%	$20.61	$19.31	6.7%
Deferred	13.94	12.70	9.8%	13.69	12.62	8.5%
Ground	7.92	7.49	5.7%	7.90	7.50	5.3%
Total Avg. Revenue Per Piece	$9.53	$8.95	6.5%	$9.47	$8.94	5.9%
Operating Days in Period	64	64		192	191
Revenue (in millions):
Next Day Air	$1,588	$1,466	8.3%	$4,645	$4,311	7.7%
Deferred	760	696	9.2%	2,277	2,088	9.1%
Ground	5,419	5,129	5.7%	16,125	15,263	5.6%

Total Revenue	$7,767	$7,291	6.5%	$23,047	$21,662	6.4%
Operating Expenses (in millions)	$6,752	$6,271	7.7%	$20,217	$19,332	4.6%
Operating Profit (in millions):
Operating Profit	$1,015	$1,020	(0.5)%	$2,830	$2,330	21.5%
Impact of Restructuring Charge	—	—		—	98
Net Impact of Real Estate Transactions	—	(109)		15	(109)

Adjusted Operating Profit	$1,015	$911	11.4%	$2,845	$2,319	22.7%
Operating Margin	13.1%	14.0%		12.3%	10.8%
Adjusted Operating Margin	13.1%	12.5%		12.3%	10.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenue

The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2011 compared with the corresponding periods of 2010:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2011 vs 2010	0.0%	2.7%	3.8%	6.5%
Year-to-date 2011 vs 2010	0.4%	3.1%	2.9%	6.4%

Volume

Our overall volume was flat in the third quarter of 2011 compared with the same period in 2010, largely due to the slowing U.S. economy. Business-to-consumer shipments, which represent approximately one third of total U.S. Domestic Package volume, experienced stronger growth than commercial volume.

Among our air products, we experienced a 3.5% increase in Next Day and Second Day air package volume, as a result of retail sales growth, with particular growth in our Next Day Air Saver product. However, air letter volume declined, largely due to weakness in the financial and other service industries. Within ground, our light weight products, which target low-cost, non-urgent ground residential deliveries, experienced solid growth during the quarter.

Rates and Product Mix

Overall revenue per piece increased for our ground and air products during the third quarter of 2011 due to a combination of base price increases and fuel surcharge rate changes, which are discussed further below. The overall revenue per piece increase was also positively affected by our focus on higher-yielding customer segments and revenue management initiatives. In addition, the revenue per piece increase for our air products was positively impacted by the overall mix shift from letters to packages.

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

Fuel Surcharges

UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	% Point	2011	2010	% Point
Next Day Air / Deferred	14.7%	7.5%	7.2%	13.1%	7.7%	5.4%
Ground	9.0%	5.7%	3.3%	7.8%	5.5%	2.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

On January 3, 2011, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. The 2011 increase in the air and ground fuel surcharges was due to the significant increase in jet and diesel fuel prices, but partially offset by the reduction in the index on the air and ground surcharges. Total domestic fuel surcharge revenue increased by $278 million in third quarter of 2011 ($638 million year-to-date), primarily due to the higher fuel surcharge rates discussed above.

Operating Expenses

Overall adjusted operating expenses for the segment (excluding the gains and losses on real estate transactions in 2011 and 2010 and the 2010 restructuring charge) increased $372 million for the third quarter ($859 million year-to-date), while the total adjusted cost per piece increased 5.8% for the third quarter (4.0% year-to-date). A large component of this increase relates to the cost of operating our domestic integrated air and ground network, which increased $163 million for the third quarter ($437 million year-to-date) due largely to higher fuel costs, as well as an increase in aircraft repair and maintenance expenses and higher rates passed to us from outside transportation carriers, primarily railroads. Pickup and delivery costs increased $186 million for the quarter ($365 million year-to-date), primarily as a result of higher fuel prices and a 3.3% union contractual driver wage increase. Non-operating costs increased $14 million for the quarter ($48 million year-to-date), largely due to higher pension costs and the reinstatement of matching contributions to our primary employee defined contribution savings plan.

Cost increases have been mitigated due to network efficiencies that we have achieved, as we adjust our air and ground networks to better match volume levels, and utilize our expanded Worldport facility to operate larger aircraft and to increase package sorting efficiency. These network efficiency improvements resulted in a 1.6% reduction in direct labor hours, a 0.7% reduction in aircraft block hours and a 0.8% reduction in miles driven, in the third quarter of 2011 compared with the same period of 2010. Improved delivery densities as a result of improved planning and technology, particularly for our residential products, have also contained increases in cost.

Operating Profit and Margin

Higher adjusted operating profit during the third quarter and year-to-date periods was driven by the increased network efficiencies, combined with strong improvements in revenue per piece.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	%	2011	2010	%
Average Daily Package Volume (in thousands):
Domestic	1,424	1,376	3.5%	1,407	1,359	3.5%
Export	919	863	6.5%	910	848	7.3%

Total Avg. Daily Package Volume	2,343	2,239	4.6%	2,317	2,207	5.0%
Average Revenue Per Piece:
Domestic	$7.24	$6.46	12.1%	$7.26	$6.60	10.0%
Export	38.27	35.76	7.0%	38.34	36.99	3.6%
Total Avg. Revenue Per Piece	$19.41	$17.75	9.4%	$19.46	$18.28	6.5%
Operating Days in Period	64	64		192	191
Revenue (in millions):
Domestic	$660	$569	16.0%	$1,961	$1,714	14.4%
Export	2,251	1,975	14.0%	6,698	5,992	11.8%
Cargo	146	132	10.6%	437	380	15.0%

Total Revenue	$3,057	$2,676	14.2%	$9,096	$8,086	12.5%
Operating Expenses (in millions)	$2,648	$2,257	17.3%	$7,744	$6,719	15.3%
Operating Profit (in millions)	$409	$419	(2.4)%	$1,352	$1,367	(1.1)%
Operating Margin	13.4%	15.7%		14.9%	16.9%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$

Revenue			$87			$130
Operating Profit			$(5)			$(87)

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue

The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2011 compared with the corresponding periods of 2010:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2011 vs 2010	4.4%	1.5%	5.0%	3.3%	14.2%
Year-to-date 2011 vs 2010	5.3%	1.3%	4.3%	1.6%	12.5%

Volume

Export volume increased in the third quarter of 2011 compared to the same period in 2010, primarily due to strong growth in key markets in Europe and the Americas. Our transborder products experienced strong growth, particularly in key countries within Europe. Our premium Worldwide Express and Worldwide Expedited products experienced volume growth as well, particularly in the Asia-to-Europe, Europe-to-Americas and Europe-to-Asia export trade lanes. Additionally, intra-Asia export volume experienced solid growth during the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

third quarter of 2011 compared with the prior year quarter, and has been impacted by the continued solid economic growth in Asia overall. We experienced export volume declines in the Asia-to-U.S. trade lane in the third quarter of 2011, due largely to economic weakness in the U.S.

Domestic volume increases were driven by continued strong growth in key markets, including Germany, France and Poland.

Rates and Product Mix

Total average revenue per piece increased 3.2% for the third quarter (3.8% year-to-date) on a currency-adjusted basis. Export revenue per piece increased, largely due to a combination of higher fuel surcharge rates and base rate increases, which are discussed further below. Currency-adjusted export revenue per piece increased 1.5% for the third quarter (2.1% year-to-date). Product mix adversely impacted export revenue per piece, due to strong growth among our lower-yielding Transborder and Trade Direct products. Revenue per piece was pressured as average trade lanes shortened, due to volume declines in the higher-yielding Asia-to-U.S. export lane, and higher volume growth among the relatively lower-yielding intra-Europe and intra-Asia export lanes. Domestic revenue per piece increased 4.3% on a currency-adjusted basis for third quarter (3.9% year-to-date), largely due to comparatively faster growth in our premium express products.

On January 3, 2011, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indexes. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

Fuel Surcharges

On January 3, 2011, in connection with our base rate increases, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in the international region where the shipment takes place. Total international fuel surcharge revenue increased by $134 million for the third quarter of 2011 ($346 million year-to-date), due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

Operating Expenses

Overall operating expenses for the segment increased $391 million for the third quarter ($1.025 billion year-to-date). The impact of foreign currency exchange rate changes resulted in an adverse impact on operating expense comparisons between the third quarter of 2011 and the same period of 2010 of $92 million ($217 million year-to-date).

Excluding the impact of currency exchange rate changes, the total cost per piece for the segment increased 12.1% for the third quarter (9.2% year-to-date). The largest component of this increase (excluding the impact of currency) relates to the cost of operating our international integrated air and ground network, which increased $233 million for the third quarter ($635 million year-to-date) due largely to higher fuel costs and increased block hours, as well as an increase in aircraft repair and maintenance expenses. Pick-up and delivery costs increased $51 million for the third quarter ($134 million year-to-date), primarily as a result of higher fuel prices and increased package volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit and Margin

The decline in operating profit and margin for the third quarter of 2011 compared with the same period of 2010 was primarily the result of excess capacity, the adverse impact of fuel prices and currency exchange rate movements. Volume declines in the Asia-to-U.S. trade lane resulted in us maintaining excess capacity for the level of package volume that occurred, which resulted in a decline in profit margins. Subsequent to the third quarter of 2011, we have reduced aircraft capacity in Asia approximately 13% to rationalize our cost base. Fluctuations in foreign currency exchange rates resulted in an adverse impact on operating profit comparisons between the third quarter of 2011 and the same period of 2010 of $5 million ($87 million year-to-date). Additionally, fuel prices adversely impacted the operating profit comparison between the third quarter of 2011 and 2010, as fuel expense increased at a faster pace than fuel surcharge revenue. The adverse operating profit impacts of fuel, currency, and excess air capacity were somewhat offset by the overall volume and revenue per piece increases.

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	%	2011	2010	%
Freight LTL Statistics:
Revenue (in millions)	$596	$527	13.1%	$1,734	$1,476	17.5%
Revenue Per Hundredweight	$21.53	$18.99	13.4%	$21.00	$18.91	11.1%
Shipments (in thousands)	2,617	2,647	(1.1)%	7,803	7,447	4.8%
Shipments Per Day (in thousands)	40.9	41.4	(1.1)%	40.6	39.0	4.1%
Gross Weight Hauled (in millions of lbs)	2,769	2,776	(0.3)%	8,258	7,805	5.8%
Weight Per Shipment (in lbs)	1,058	1,049	0.9%	1,058	1,048	1.0%
Operating Days in Period	64	64		192	191
Revenue (in millions):
Forwarding and Logistics	$1,552	$1,536	1.0%	$4,520	$4,425	2.1%
Freight	667	581	14.8%	1,931	1,628	18.6%
Other	123	108	13.9%	345	323	6.8%

Total Revenue	$2,342	$2,225	5.3%	$6,796	$6,376	6.6%
Operating Expenses (in millions)	$2,147	$2,048	4.8%	$6,235	$6,013	3.7%
Operating Profit (in millions):
Operating Profit	$195	$177	10.2%	$561	$363	54.5%
Impact of Net Gain on Real Estate Transactions	—	—		(48)	—
Impact of Loss on Sale of Business	—	—		—	38

Adjusted Operating Profit	$195	$177	10.2%	$513	$401	27.9%
Operating Margin	8.3%	8.0%		8.3%	5.7%
Adjusted Operating Margin	8.3%	8.0%		7.5%	6.3%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$

Revenue			$55			$141
Operating Profit			5			9

*	Net of currency hedging; amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenue

Forwarding and logistics revenue increased $16 million in the third quarter of 2011 compared with the corresponding period in 2010 ($95 million year-to-date). In our logistics products, revenue increased in the third quarter of 2011 and we experienced solid growth in our mail services, retail and healthcare solutions. Forwarding revenue decreased primarily due to volume and tonnage declines in our air and ocean forwarding businesses, as well as lower third-party transportation carrier rates. The tonnage decrease was mainly the result of revenue management initiatives that improve the matching of customer pricing with market conditions, as well as the impact of the economic slowdown.

Freight revenue increased $86 million for the third quarter ($303 million year-to-date), primarily due to a base rate increase and increased fuel surcharge rates. Shipments declined slightly in the third quarter, largely due to our focus on yield management and also due to the overall LTL market being adversely impacted by the slowing economy. LTL revenue per hundredweight increased, primarily as a result of a base rate increase that took effect during the quarter, as well as higher fuel surcharge rates, as total fuel surcharge revenue increased $42 million for the third quarter ($128 million year-to-date) driven by higher diesel fuel prices. An increase in base prices took effect on August 1, 2011, as our freight unit increased minimum charge, LTL and TL rates an average of 6.9%, covering non-contractual shipments in the United States, Canada and Mexico.

The other businesses within Supply Chain & Freight experienced an increase in revenue, primarily due to growth at UPS Capital, the UPS Store, UPS Customer Solutions and our contract to provide domestic air transportation services for the U.S. Postal Service.

Operating Expenses

Forwarding and logistics operating expenses increased $27 million for the third quarter of 2011 compared with the same period of 2010 ($41 million year-to-date on an adjusted basis, excluding the gain on real estate transactions), due to several factors. Volume growth in our mail services business resulted in an increase in transportation charges from third party transportation carriers of $12 million for the quarter ($24 million year-to-date). Compensation and benefit costs for the forwarding and logistics unit increased by $5 million for the quarter ($6 million year-to-date), largely due to higher pension expense.

Freight operating expenses increased $68 million for the third quarter ($263 million year-to-date), with the total cost per LTL shipment increasing 11.0% for the third quarter (9.6% year-to-date). The two largest components of this increase relate to the cost of operating our linehaul network which increased $29 million for the third quarter ($119 million year-to-date) and pick-up, delivery and dock costs which increased $22 million for the third quarter ($99 million year-to-date). We incurred higher fuel costs operating our vehicle fleet, as well as higher fuel surcharge rates passed to us from outside transportation carriers, as a result of higher diesel fuel prices and increased volume. Additionally, compensation and benefit costs increased primarily as a result of higher pension and health care costs, and wage increases of 3.9% for drivers and 3.4% for dock workers. These expense increases were somewhat offset by improved productivity measures, including pick-up and delivery stops per hour, dock bills per hour and improved linehaul network utilization.

Expenses for the other businesses within Supply Chain & Freight were slightly higher in the third quarter and year-to-date periods of 2011 compared to 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Profit and Margin

The forwarding and logistics unit experienced an $11 million decrease in operating profit in the third quarter of 2011 compared to the same period in 2010, while the adjusted year-to-date operating profit increased $54 million. For the quarter, forwarding operating profit was flat with the prior year period; however, forwarding operating profit increased on a year-to-date basis largely due to revenue management initiatives and cost containment, which improved operating leverage. Additionally, excess market capacity, especially in the Asia-to-U.S. trade lane, has reduced our purchased transportation costs and improved the operating profitability in this business. Our logistics business had a small decrease in operating profit for the third quarter of 2011 primarily due to our continued investment in expanding our global healthcare capabilities.

The freight unit had an increase of $18 million in operating profit in the third quarter of 2011 compared to the same period in 2010 ($40 million year-to-date) primarily due to increased yields and improved productivity in our operations. Year-to-date operating profit was also impacted by improved volume in the first half of 2011 compared with the prior year.

The combined operating income for all of our other businesses in this segment increased during the quarter and year-to-date primarily due to improved results at our financial services business unit.

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	%	2011	2010	%
Operating Expenses (in millions):
Compensation and Benefits	$6,694	$6,411	4.4%	$19,985	$19,465	2.7%
Impact of Restructuring Charge	—	—		—	(98)

Adjusted Compensation and Benefits	6,694	6,411	4.4%	19,985	19,367	3.2%
Repairs and Maintenance	324	282	14.9%	956	837	14.2%
Depreciation and Amortization	447	448	(0.2)%	1,331	1,348	(1.3)%
Purchased Transportation	1,796	1,656	8.5%	5,206	4,770	9.1%
Fuel	1,015	724	40.2%	2,980	2,119	40.6%
Other Occupancy	229	222	3.2%	715	700	2.1%
Other Expenses	1,042	833	25.1%	3,023	2,825	7.0%
Impact of Net Gain on Real Estate Transactions	—	109		33	109
Impact of Loss on Sale of Business	—	—		—	(38)

Adjusted Other Expenses	1,042	942	10.6%	3,056	2,896	5.5%

Total Operating Expenses	$11,547	$10,576	9.2%	$34,196	$32,064	6.6%
Adjusted Total Operating Expenses	$11,547	$10,685	8.1%	$34,229	$32,037	6.8%
			$			$

Currency Translation (Benefit) Cost			$142			$349

Compensation and Benefits

Employee payroll costs increased $81 million for the third quarter ($223 million year-to-date), largely due to contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters, but partially offset by a decline in union labor hours. Management payroll costs declined slightly as a result of a reduction in the total number of management employees through attrition, combined with voluntary and involuntary workforce reductions throughout 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Benefits expense increased $202 million for the third quarter ($395 million as-adjusted year-to-date), primarily due to higher pension expense, employee health and welfare costs, and expense associated with our self-insurance for worker’s compensation claims, as follows:

•

Pension expense increased $54 million for the quarter ($188 million year-to-date) resulting from higher union contribution rates for multi-employer pension plans, combined with increased service and interest costs, and the amortization of actuarial losses for company-sponsored plans. The service and interest cost grew due to continued service accruals and lower discount rates, while the actuarial losses were primarily due to the negative asset returns experienced in 2008 and lower discount rates at December 31, 2010. Additionally, expense increased due to the reinstatement of matching contributions to our primary employee defined contribution savings plan.

•

Employee health and welfare program costs increased $61 million for the third quarter ($142 million year-to-date), and were impacted by higher required union plan contribution rates and general healthcare inflation.

•

The expense associated with our self-insurance programs for worker’s compensation claims increased by $41 million for the third quarter ($53 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2010, we experienced more favorable actuarial expense adjustments compared with 2011, thus leading to the increase in expense.

Repairs and Maintenance

The increase in repairs and maintenance expense was largely due to aircraft maintenance costs, which increased $30 million for the third quarter of 2011 compared with 2010 ($91 million year-to-date). This increase resulted from an increase in flight hours due to higher air volume, additional scheduled maintenance checks and higher contractual maintenance rates. The remaining increase in repairs and maintenance expense primarily relates to higher maintenance costs on our office buildings and operating facilities.

Depreciation and Amortization

The decrease in depreciation and amortization expense was primarily the result of a reduction in depreciation expense on technology equipment and software. This decline was primarily related to certain technology hardware becoming fully depreciated and fewer capitalized software projects.

Purchased Transportation

The increase in purchased transportation was impacted by a combination of higher volume, as well as increased fuel surcharges and base rates charged to us by third-party air, ocean and truck carriers across all segments. The combination of these factors increased expense by $93 million for the third quarter of 2011 ($262 million year-to-date). Additionally, we incurred a $28 million increase in expense in the third quarter ($70 million year-to-date) for the use of rail carriers, which was due primarily to higher rates and fuel surcharges. The remaining increase in expense for the third quarter and year-to-date periods was primarily due to foreign currency exchange rate changes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Fuel

The increase in fuel expense was primarily caused by higher prices for jet-A fuel, diesel and unleaded gasoline, which increased expense by $278 million for the third quarter of 2011 compared with 2010 ($780 million year-to-date). Higher usage of these products in our operations accounted for the remaining increase in expense of $13 million for the third quarter ($81 million year-to-date).

Other Occupancy

Other occupancy expense increased primarily due to an increase in utilities expense resulting from increased electricity costs in our facilities. The remainder of the increase is primarily due to higher rent expense resulting from increased rates on warehouses.

Other Expenses

The increase in adjusted other expenses in the third quarter of 2011 was largely due to foreign currency remeasurement losses, advertising costs, employee expense reimbursements, equipment rentals, air cargo handling costs and data processing fees. These increases were partially offset by a decrease in bad debt and employee relocation expense.

Investment Income and Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	%	2011	2010	%
(in millions)
Investment Income (Loss)	$16	$15	6.7%	$36	$(7)	N/A
Interest Expense	$(84)	$(91)	(7.7)%	$(252)	$(260)	(3.1)%

Investment Income

The increase in investment income for the year-to-date period of 2011 compared with 2010 was caused by a combination of factors. During the first nine months of 2011, we realized $19 million in net gains on the sales of auction rate securities, preferred equity securities and an S&P 500 index fund, as well as a mark-to-market gain on investments. In the first nine months of 2010, we recorded a $21 million impairment on certain asset-backed auction rate securities, which resulted from provisions that allowed the issuers of the securities to subordinate our holdings to newly-issued debt or to tender for the securities at less than their par value. Additionally in 2010, we recorded an $8 million loss on the sale of auction rate securities.

The remaining increases in investment income were impacted by a higher average balance of interest-earning investments in our portfolio in the third quarter and year-to-date periods of 2011 compared to 2010. These factors were partially offset by a lower yield earned on our invested assets.

Interest Expense

Interest expense declined slightly due to a lower average interest rate incurred on variable rate debt and interest rate swaps, which reduced expense by $23 million for the third quarter ($59 million decrease year-to-date). However, this was largely offset as a result of a higher average balance of outstanding debt in 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	%	2011	2010	%
(in millions)
Income Tax Expense	$509	$549	(7.3)%	$1,537	$1,424	7.9%
Impact of Net Gain on Real Estate Transactions	—	(48)		(13)	(48)
Impact of Change in Tax Filing Status for German Subsidiary	—	—		—	(76)
Impact of Sale of Business	—	—		—	3
Impact of Restructuring Charge	—	—		—	34

Adjusted Income Tax Expense	$509	$501	1.6%	$1,524	$1,337	14.0%
Effective Tax Rate	32.8%	35.6%		34.0%	37.5%
Adjusted Effective Tax Rate	32.8%	35.0%		33.9%	35.0%

Adjusted income tax expense increased primarily due to higher pre-tax income. Our adjusted effective tax rate declined in the third quarter of 2011 compared with the third quarter and year-to-date periods of 2010 as a result of several factors. These factors included having a higher proportion of our total taxable income in non-U.S. jurisdictions, where corporate tax rates are generally lower, and the recognition of a reduction in income tax expense related to favorable developments with U.S. state tax audit and litigation matters and adjustments of estimated 2010 accruals upon filing the 2010 U.S. federal income tax return.

Liquidity and Capital Resources

Net Cash From Operating Activities

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Nine months ended September 30,
	2011	2010
Net income	$2,990	$2,369
Non-cash operating activities (a)	3,041	2,347
Pension and postretirement plan contributions (UPS-sponsored plans)	(1,397)	(1,069)
Income tax receivables and payables	269	19
Changes in working capital and other noncurrent assets and liabilities	481	250
Other sources (uses) of cash from operating activities	(22)	7

Net cash from operating activities	$5,362	$3,923

(a)	Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. In the first quarter of 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan, which represented an acceleration of contributions that would have been required over the remainder of 2011 and approximately $440 million in contributions that

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

would not have been required until after 2011. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $31 million to our company-sponsored international pension and U.S. postretirement medical benefit plans over the remainder of 2011.

Operating cash flow was favorably impacted in 2011, compared with 2010, by higher net income and changes in our working capital position. The favorable changes in working capital were largely a result of the timing of income tax payments relative to accruals, as well as improved collections of receivables, in 2011 compared with the same period of 2010.

Net Cash Used In Investing Activities

Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Nine months ended September 30,
	2011	2010
Net cash used in investing activities	$(2,116)	$(493)

Capital Expenditures:
Buildings and facilities	$(247)	$(254)
Aircraft and parts	(569)	(345)
Vehicles	(463)	(204)
Information technology	(278)	(208)

	$(1,557)	$(1,011)

Capital Expenditures as a % of Revenue	4.0%	2.8%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$29	$294
Net (increase) decrease in finance receivables	$128	$76
Net (purchases) sales of marketable securities	$(473)	$(33)
Other sources (uses) of cash from investing activities	$(243)	$181

We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. In 2011, capital spending on aircraft increased as a result of the delivery of two Boeing 747-400s and five Boeing 767-300s, as well as contract deposits on our Boeing 767-300 order. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.

The net change in finance receivables is primarily due to customer paydowns and new loan origination activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. Other investing activities include the cash settlement of derivative contracts used in our currency hedging programs, the timing of aircraft purchase contract deposits on our Boeing 767-300 aircraft order, and the equity investments in the five new leveraged aircraft leases.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Net Cash Used In Financing Activities

Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Nine months ended September 30,
	2011	2010
Net cash provided by (used in) financing activities	$(2,484)	$(1,939)

Share Repurchases:
Cash expended for shares repurchased	$(2,173)	$(599)
Number of shares repurchased	(31.7)	(9.3)
Shares outstanding at period end	966	989
Percent reduction in shares outstanding	(2.5)%	(0.5)%

Dividends:
Dividends declared per share	$1.56	$1.41
Cash expended for dividend payments	$(1,500)	$(1,363)

Borrowings:
Net borrowings (repayments) of debt principal	$1,207	$(68)

Other Financing Activities:
Cash received for common stock issuances	$220	$151
Other sources (uses) of cash from financing activities	$(238)	$(60)

Capitalization (as of September 30 each year):
Total debt outstanding at period end	$12,402	$9,642
Total shareowners’ equity at period end	7,869	8,526

Total capitalization	$20,271	$18,168
Debt to Total Capitalization %	61.2%	53.1%

In 2011, we anticipate repurchasing approximately $2.7 billion of shares. In 2010, we had slowed our share repurchase activity as a result of the uncertain economic environment. We repurchased a total of 31.7 million shares of class A and class B common stock for $2.190 billion during the nine months ended September 30, 2011, and 9.3 million shares for $589 million for the nine months ended September 30, 2010 ($2.173 billion and $599 million in repurchases for 2011 and 2010, respectively, are reported on the cash flow statement due to the timing of settlements). As of September 30, 2011, we had $3.004 billion of our share repurchase authorization remaining.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.52 per share in 2011, compared with the previous $0.47 quarterly dividend rate in 2010. We expect to continue the practice of paying regular cash dividends.

Issuances of debt in 2011 and 2010 consisted primarily of commercial paper. Repayments of debt in 2011 and 2010 consisted primarily of paydowns of commercial paper, redemptions of certain floating rate notes, and scheduled principal payments on our capitalized lease obligations. Additionally, in 2010 we called for the early

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

redemption of the remaining tranches of UPS Notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

The cash outflows in other financing activities were primarily due to premiums paid on capped call options for the purchase of UPS class B shares, and tax withholdings on vested employee stock awards.

Sources of Credit

We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.293 billion outstanding under this program as of September 30, 2011, with an average interest rate of 0.04%. As of September 30, 2011, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of September 30, 2011.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2011.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2011.

Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We have a stable outlook from both Moody’s and Standard & Poor’s.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of September 30, 2011

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2011, 10% of net tangible assets is equivalent to $2.504 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2011, our net worth, as defined, was equivalent to $13.838 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2011 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Judicial Proceedings

We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. In one of these cases, Marlo v. UPS, which was certified as a class action in a California federal court in September 2004, plaintiffs allege that they improperly were denied overtime, and seek penalties for missed meal and rest periods, and interest and attorneys’ fees. Plaintiffs purport to represent a class of 1,300 full-time supervisors. In August 2005, the court granted summary judgment in favor of UPS on all claims, and plaintiffs appealed the ruling. In October 2007, the appeals court reversed the lower court’s ruling. In April 2008, the court decertified the class and plaintiffs appealed. After decertification of the class, plaintiffs filed 56 individual lawsuits raising the same allegations as in the underlying class action. As of September 30, 2011, 53 of the original 56 lawsuits have been favorably resolved by dismissal, summary

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

judgment granted to us or trial defense verdict. Two cases resulted in a plaintiff’s verdict for an immaterial amount, and one case remains pending. Of the 56 original lawsuits, plaintiffs have filed appeals in 7 of those cases. Accordingly, at this time, we do not believe that any loss associated with these matters, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than reported by the shipper. On June 1, 2011, we reached an agreement in principle to settle the case for an immaterial amount. The settlement has been preliminarily approved, and remains subject to a final fairness hearing.

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

In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class-action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The request to certify the case in Québec will be heard in February 2012. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.

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

In October 2007, June 2008 and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. On February 9, 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding. We received additional information requests from the Commission in January and July 2011, and we have responded to those requests.

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

In June 2011, we received IRS reports covering income taxes and excise taxes for tax years 2005 through 2007 and 2003 through 2007, respectively. The reports propose assessments related to amounts paid for software, research credit expenditures and deductibility of financing and post-acquisition integration costs as well as taxes on amounts paid for air transportation. Receipt of the reports represents only the conclusion of the examination process. We disagree with the proposed assessments related to these matters. Therefore, we have filed protests and protective tax refund claims. During the third quarter of 2011, the IRS responded to our protests and forwarded the cases to IRS Appeals. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we are vigorously defending these matters and believe that we have a number of meritorious legal defenses; (2) we have filed refund claims in excess of the proposed assessments; (3) there are unresolved questions of law and fact that could be of importance to the ultimate resolutions of these matters, including the calculation of any additional taxes and/or tax refunds; and (4) these matters are at the initial stage of a multi-level administrative appeals process that may ultimately be resolved by litigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

Collective Bargaining Agreements

As of December 31, 2010, we had approximately 250,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,800 pilots

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which becomes amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, the majority (approximately 3,300) of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

There were no accounting standards adopted during the nine months ended September 30, 2011 that had a material impact on our consolidated financial statements.

Standards Issued But Not Yet Effective

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding disclosure of an employer’s participation in multiemployer pension plans. This new guidance requires companies to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. Companies will be required to disclose detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of the collective-bargaining agreements that require contributions to the plans. This accounting standards update will impact our disclosures only, and will not have any impact on our financial condition, results of operations or liquidity. The provisions of this guidance will be applied retrospectively beginning in our Form 10-K for the year ended December 31, 2011.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. This accounting standard update is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This accounting standard update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We will adopt this accounting standard update and apply its provisions for our annual goodwill impairment testing as of October 1, 2011.

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

The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2011	December 31, 2010
Currency Derivatives	$(102)	$(75)
Interest Rate Derivatives	497	152

	$395	$77

Our market risks, hedging strategies and financial instrument positions at September 30, 2011 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. In 2011, we entered into interest rate swaps on our 8.38% fixed rate notes due in 2020, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. Additionally, we entered into floating-to-fixed interest rate swaps on a portion of our previously swapped 3.125% fixed rate notes due in 2021, effectively converting the debt back to a fixed interest rate. We also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first nine months of 2011. The remaining fair value changes between December 31, 2010 and September 30, 2011 in the table above are primarily due to interest rate and foreign currency exchange rate changes between those dates.

The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.

We have agreements with some of our counterparties containing early termination rights and bilateral collateral provisions, whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. As of September 30, 2011, we have received collateral of $33 million under these contractual provisions. The remaining counterparty agreements contain early termination rights but no bilateral collateral provisions.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) A summary of our repurchases of our class A and class B common stock during the third quarter of 2011 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2011	2.7	$71.57	2.6	$3,954
August 1 – August 31, 2011	11.5	65.64	11.5	3,203
September 1 – September 30, 2011	3.2	61.49	3.2	3,004

Total July 1 – September 30, 2011	17.4	$65.75	17.3

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

These exhibits are either incorporated by reference into this report or filed with this report as indicated below.

Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the Quarter Ended September 30, 2002).

3.2	—	Form of Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2008).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 to “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

†	Filed herewith.
††	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date: November 4, 2011	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)