Form 10-K
period 2011-12-31
UNITED PARCEL SERVICE INC
filed 2012-02-27
CIK 1090727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the class B common stock held by non-affiliates of the registrant was $53,668,942,247 as of June 30, 2011. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.

As of February 10, 2012, there were 236,015,165 outstanding shares of class A common stock and 722,705,229 outstanding shares of class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 3, 2012 are incorporated by reference into Part III of this report.

UNITED PARCEL SERVICE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

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

Our disclosure and analysis in this report, in our Annual Report to Shareholders and in our other filings with the Securities and Exchange Commission (“SEC”) contain forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, “Item 1A. Risk Factors” and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1.	Business

Overview

United Parcel Service, Inc. (“UPS”) was founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, UPS is the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry and the premier provider of global supply chain management solutions. We deliver packages each business day for 1.1 million shipping customers to 7.7 million consignees in over 220 countries and territories. In 2011, we delivered an average of 15.8 million pieces per day worldwide, or a total of 4.01 billion packages. Total revenue in 2011 was $53.1 billion.

We are a global leader in logistics, and we create value for our customers through solutions that lower costs, improve service and provide highly customizable supply chain control and visibility. Customers are attracted to our broad set of services that are delivered as promised through our integrated ground, air and ocean global network.

Our services and integrated network allow shippers to simplify their supply chains by using fewer carriers and to adapt their transportation requirements and spend as their businesses evolve. Across our service portfolio, we also provide control and visibility of customers’ inventories and supply chains via our UPS technology platform. The information flow from UPS technology drives improvements for our customers, as well as for UPS, in reliability, flexibility, productivity and efficiency.

Particularly over the last decade, UPS has significantly expanded the scope of our capabilities to include more than package delivery. Our logistics and distribution capabilities give companies the power to easily expand their businesses to new markets around the world. By leveraging our international infrastructure, UPS enables our customers to bridge time zones, cultures, distances and languages to keep the entire supply chain moving smoothly. We operate approximately 800 logistics facilities, in more than 120 countries, offering warehouse space of 35 million square feet.

We serve the global market for logistics services, which include transportation, distribution, forwarding, ground, ocean and air freight, brokerage and financing. Our technology seamlessly binds our service portfolio. We have three reportable segments: U.S. Domestic Package, International Package and Supply Chain & Freight, all of which are described below. For financial information concerning our reportable segments and geographic regions, refer to note 12 of our consolidated financial statements.

Business Strategy

Customers leverage our broad array of services; balanced global presence in North America, Europe, Asia and Latin America; reliability; and industry leading technology for competitive advantage in markets where they choose to compete. We prudently invest to expand our integrated network and our service portfolio. Technology investments create user-friendly shipping, e-commerce, logistics management and visibility tools for our customers, while supporting UPS’s ongoing efforts to increase operational efficiencies.

Our service portfolio and investments are rewarded with among the best returns on invested capital and operating margins in the industry. We have a long history of sound financial management. Our balance sheet reflects financial strength that few companies can match. As of December 31, 2011, we had a balance of cash and marketable securities of approximately $4.275 billion and shareowners’ equity of $7.108 billion. Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively, and our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We have a stable outlook from both of these credit rating agencies. Cash generation is a significant strength of UPS. This gives us strong capacity to service our obligations and allows for distributions to shareowners, reinvestment in our businesses and the pursuit of growth opportunities.

We enable and are the beneficiaries of the following trends:

Expansion of Global Trade

Trade across borders is predicted to grow at rates that are at least double the growth rates of U.S. and global domestic production for the foreseeable future. As a result, U.S. and international economies are becoming more inter-connected and dependent on foreign trade.

UPS plays an important role in global trade and is uniquely positioned to take advantage of trade growth, wherever it emerges. Our balanced global presence and productivity enhancing technologies allow customers to effortlessly expand to new markets. We advocate the expansion of free trade, including the passage of regional trade pacts and the removal of trade barriers. Free trade is a catalyst for job creation, economic growth and improved living standards; additionally, it propels our growth.

Emerging Market Growth

As our current and prospective customers seek growth outside of developed markets, they look to emerging markets for expansion. We make long-term, measured investments in markets where our customers choose to grow. Our investments are scaled to the local opportunity. We typically follow a pattern of entering a market through importing and exporting, expanding domestically with a partner or alliance, and then ultimately acquiring domestic operations where we see value and return. China is a prime example of this strategy as we continue to clear hurdles that will enable us to realize this vision. Our two key air hubs in Shanghai and Shenzhen support market expansion through increased cargo capacity and faster intra-Asia transit times, while enabling our customers to ship later in the day. We link Asia to Europe with overnight flights from Hong Kong through our air hub in Cologne, Germany.

Taken together, these two trends (expanding global trade and emerging market growth) underscore why our international business is a catalyst for UPS’s growth.

Increasing need for vertical expertise in the integrated carrier space

We provide repeatable, scalable sector solutions for our customers. We invest in global capabilities and create value propositions for certain industries where there is a fit between our customers’ needs and our offerings. Segments where we bring unique value propositions include health care, high-tech, automotive & industrial manufacturing, retail, government and professional services.

The health care industry faces complex challenges, including the continuing expiration of drug patents and the shifting landscape of regulatory requirements and drug pricing controls that differ by country. To counter these threats, many pharmaceutical companies have embarked on global expansion strategies that require infrastructure. UPS has aligned our resources to serve these needs through a well-developed supply chain management capability that is designed to satisfy regulatory and compliance requirements. We have built 33 dedicated health care facilities with over 5 million square feet of distribution space. These facilities allow us to provide reliable, secure, cost-effective warehousing and distribution for pharmaceutical firms’ supply chains, which, in turn, allow them to easily navigate across and within borders.

We will continue to expand our vertical offerings, growing not only our physical and market footprint, but also our expertise and technology to support industry specific needs. Our growth strategy is to increase the number of customers benefitting from these vertical solutions and gain their associated small package and freight transportation.

Outsourcing

Outsourcing supply chain management is becoming more prevalent, as customers increasingly view professional management and operation of their supply chains as a strategic advantage. This trend enables companies to focus on what they do best. We can meet our customers’ needs for outsourced logistics with our global capabilities in customized forwarding, warehousing, distribution, delivery and post-sales services. As we move deeper into customers’ supply chains, we do so with a shared vision on how to best serve those who rely on our customers. We integrate our technology for efficiencies, visibility and control to ensure that we execute as promised.

Retail e-Commerce Growth

Throughout much of the world, e-commerce growth continues to outpace traditional lines of business. We continue to create new services, supported by UPS technology, that complement the traditional UPS premium home delivery service to address the needs of e-commerce shippers and receivers (“consignees”). Our offerings span a broad spectrum from cost-sensitive solutions such as SurePost, for shipments where economy takes precedence over speed, up to feature-rich solutions, including our new UPS My Choice service that provides consignees with revolutionary visibility and control of their inbound shipments.

With UPS My Choice, consignees direct the timing and location of their deliveries before a delivery attempt is made. Premium features include online delivery planners, detailed driver instructions, alternate delivery locations and a two-hour delivery window. Delivery alerts come via the channel chosen by the consignee—email, SMS text, etc. We strive to give our customers that ship using UPS My Choice the best delivery experience in the industry—delivery on the first attempt, where and when their customers want it.

Technology

Technology powers logistics. We bring industry leading UPS technology to our customers who, in turn, realize increased productivity, greater control of their supply chains and improved customer experience when they integrate with our technology. Customers benefit through offerings such as:

•

UPS Quantum View which can speed up the revenue cycle (i.e. faster transit times, coupled with confirmation of delivery, allow shippers to collect accounts receivable more quickly), allow for inbound volume planning, manage third party shipping costs, automatically notify customers of incoming shipments, and of course, track shipments and let the customer react if a specific shipment status changes.

•	Flex Global View which provides customs alerts, supplier key performance indicators and inventory monitoring.

•

UPS Paperless Invoice which enables customers to submit a commercial invoice electronically when shipping internationally. This eliminates redundant data entry and errors, while reducing customs holds and paper waste.

•

UPS Import Control which gives our customers the ability to initiate their import shipments, define billing terms and assign accounts to charge, and remove commercial invoices prior to delivery to a third-party.

•	UPS Mobile apps, which allow our customers to track, ship and find UPS locations from mobile devices, are among the top downloaded applications for businesses.

•

UPS My Choice which focuses on the consignee and transforms the residential delivery experience. Receivers direct the timing and circumstances of their deliveries. This innovative service, which is unmatched in our industry, is powered by the complex integration of real-time route optimization and other technologies with our delivery network. We believe that UPS My Choice gives us a substantial lead over the competition.

Technology, coupled with high-quality UPS employees, forms the foundation of our reliability and allows us to take customer experience to a higher level. Technology delivers value to our customers and returns to our shareholders. Recent advancements that evidence further gains in UPS’s operational efficiency, flexibility, reliability and customer experience include:

•

Continuing to rollout telematics to our delivery and tractor-trailer fleet. Telematics helps UPS determine a truck’s performance and condition by capturing data on more than 200 elements, including speed, RPM, oil pressure, seat belt use, number of times the truck is placed in reverse and idling time. Together, improved data and driver coaching help reduce fuel consumption, emissions and maintenance costs, while improving driver safety. Moreover, customers experience more consistent pickup times and more reliable deliveries, thereby enhancing their profitability and competitiveness.

•	Implementing our On Road Integrated Optimization and Navigation (“ORION”) system, which employs advanced algorithms to determine the optimal route for each delivery while meeting service commitments.

•	Converting our package cars to keyless entry, where drivers will be able to remotely turn the engine off with a button that will unlock the bulkhead door at the same time.

•

Ramping up installations of our Next Generation Small Sort (“NGSS”) technology, which reduces the amount of memorization required to sort a package, thereby improving productivity and quality. Employees sort packages to bins tagged with flashing lights, rather than memorizing addresses, allowing us to dramatically reduce training time.

Reporting Segments and Products & Services

As a global leader in logistics, UPS offers a broad range of domestic and export delivery services; the facilitation of international trade; and the deployment of advanced technology to more efficiently manage the world of business. We seek to streamline our customers’ shipment processing and integrate critical transportation information into their own business processes, helping them to create supply chain efficiencies, better serve their customers and improve their cash flows.

Global Small Package

UPS’s global small package operations provide time-definite delivery services for express letters, documents and small packages via air and ground services. We provide domestic delivery services within 56 countries and export services to more than 220 countries and territories around the world. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth. All of our package services are supported by numerous shipping, visibility and billing technologies.

UPS handles all levels of service (air, ground, domestic, international, commercial, residential) through one global integrated pickup and delivery network. All packages are commingled throughout their journey in our network, except when necessary to meet their specific service commitments. This enables one UPS driver to pick up our customers’ shipments, for any of our services, at the same scheduled time, day after day. Compared to companies with single service network designs, our integrated network uniquely provides operational and capital efficiencies while being easier on the environment.

Upon request, we offer same-day pickup of air and ground packages. Based on their needs, customers can schedule pickups for one to five days a week. Additionally, we provide our customers with easy access to UPS, with over 150,000 domestic and international entry points including: 40,000 drop boxes, 1,000 customer centers, 4,700 independently owned and operated locations of The UPS Store worldwide, 13,000 authorized shipping outlets and commercial counters, 6,300 alliance locations and 86,300 UPS drivers who can accept packages provided to them.

With the growth of online shopping, our customers’ needs for efficient and reliable returns have increased. To this end, we have developed a robust selection of returns services that are available in over 100 countries. Options vary based on customer needs and country, and range from cost-effective solutions such as UPS Returns, which simply enables shippers to provide their customers with a return shipping label, to services as specialized as UPS Returns Exchange. In this new service, the UPS driver simplifies product exchanges by delivering a replacement item and picking up a return item in the same stop, and assisting with the re-packaging process.

We operate a global ground fleet of approximately 101,000 vehicles, of which our U.S. ground fleet serves all business and residential zip codes in the contiguous U.S. We operate a global air fleet of 523 aircraft, and we are one of the largest airlines in the world. Our global air network is centered at our Worldport hub in Louisville, Kentucky. Worldport sort capacity, currently at 416,000 packages per hour, has expanded over the years due to volume growth and a centralization effort. This facility is supplemented by our regional U.S. air hubs in Hartford, Connecticut; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. This network design allows for cost-effective package processing in our most technology-enabled facility while enabling us to use fewer, larger and more fuel-efficient aircraft. Our largest international air hub is in Cologne, Germany, with other regional international hubs in Miami, Florida; Canada; Hong Kong; Singapore; Taiwan; and China.

U.S. Domestic Package Reporting Segment

UPS is a leader in time-definite, money-back guaranteed, small package delivery services. We offer a full spectrum of U.S. domestic guaranteed ground and air package transportation services. Depending on the delivery speed needed, customers can select from a range of guaranteed time and day definite delivery options.

•

Customers can select from same day, next day, two day and three day delivery alternatives. Many of these services offer options that enable customers to specify a time of day cut-off for their delivery (e.g. by 8:30, 10:30, noon, end of day, etc.)

•

Customers can also leverage our extensive ground network to ship using our day-definite guaranteed ground service that serves every U.S. business and residential address. UPS delivers more ground packages than any other carrier, with over 11 million ground packages delivered on time every day in the U.S., most within one to three business days.

•

UPS also offers UPS SurePost, an economy residential ground service for customers with non-urgent, light weight residential shipments. UPS SurePost is a contractual residential ground service that combines the consistency and reliability of the UPS Ground network with final delivery provided by the U.S. Postal Service.

International Package Reporting Segment

Our International Package reporting segment includes the small package operations in Europe, Asia, Canada and Latin America. UPS offers a wide selection of guaranteed, day and time-definite international shipping services.

•	We offer three guaranteed time-definite express options (Express Plus, Express and Express Saver) to more locations than any other carrier.

•	For international shipments that do not require express services, UPS Worldwide Expedited offers a reliable, deferred, guaranteed day-definite service option.

•	For cross-border ground package delivery, we offer UPS Transborder Standard delivery services within Europe, between the U.S. and Canada and between the U.S. and Mexico.

Europe, our largest region outside of the U.S., accounts for roughly half of international revenue and is one of our growth engines. Factors contributing to this are the highly fragmented nature of the market and the fact that exports make up a significant part of Europe’s GDP. Given our well-known, trusted brand and distinctive integrated network, we believe there is continued strong potential for growth in small package exports in Germany, the U.K., France, Italy, Spain and the Netherlands. Due to our strong growth, we are expanding our main European air hub in Cologne by 70% to a capacity of 190,000 packages per hour. Expansion will come in stages; the first stage was completed in the fourth quarter of 2011 with the final stage targeted for 2013.

Asia is another growth engine due to attractive growth rates in intra-Asian trade and the dynamic Chinese economy. We are bringing faster time-in-transit to customers focused on intra-Asian trade, reducing transit days from Asia to Europe, and continuing to build our China presence. Our recent China investments include:

•	Material outlays to add capabilities, facilities and quality employees. We are building awareness and relevance while demonstrating superior UPS performance.

•	Opened an air hub in Shenzhen in mid-2010.

•	Added intra-Asia and around-the-world flight frequencies allowing customers to reach more of Europe the next day, guaranteed, than any other express carrier.

We serve more than 40 Asia-Pacific countries and territories through more than two dozen alliances with local delivery companies that supplement company-owned operations. In Vietnam, our volume has doubled since entering into an alliance with a local partner in 2010.

Additional International highlights include the following:

•	Since our 2009 acquisition of Unsped Paket Servisi San ve Ticaret A.S. in Turkey, we have seen double-digit export and domestic growth in that country.

•	In South and Central America, we benefit from the strong regional economy. Our offerings include express package delivery in major cities as well as distribution and forwarding.

•	We continue to grow our business organically in Mexico. We are well positioned with freight, domestic, international and distribution services.

•

In February 2012 we broadened our European business-to-consumer service portfolio by acquiring Kiala S.A., a Belgium-based developer of a platform that enables e-commerce retailers to offer consumers the option of having goods delivered to a convenient retail location.

Supply Chain & Freight Reporting Segment

The Supply Chain & Freight segment consists of our forwarding and logistics services, our UPS Freight business, and our financial offerings through UPS Capital. We manage supply chains in over 195 countries and territories, with approximately 35 million square feet of distribution space worldwide. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services, with financial and information services. We meet this demand by offering a broad array of services, which are described below.

The 2011 acquisition of Italy-based Pieffe Group (“Pieffe”) supports our global health care strategy, which has seen us make investments to better serve our growing customer base in the pharmaceutical, biotech and medical device industries. Previously family-owned, Pieffe is a pharmaceutical logistics business with more than 35 years of experience offering high-quality storage, distribution and cold chain solutions to some of the world’s leading pharmaceutical brands.

Freight Forwarding

UPS is the second largest U.S. domestic air freight carrier and among the top six international air freight forwarders globally. UPS offers a portfolio of guaranteed and non-guaranteed global air freight services. Additionally, as one of the world’s leading non-vessel operating common carriers, UPS also provides ocean freight full-container load and less-than container load shipments between most major ports around the world.

Customs Brokerage

UPS is among the world’s largest customs brokers by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. With decades of customs brokerage experience, we provide our customers with customs clearance, trade management and international trade consulting services.

Logistics and Distribution

UPS Logistics offers the following:

•

Distribution Services: UPS’s comprehensive distribution services are provided through a global network of distribution centers that manage the flow of goods from receiving to storage and order processing to shipment, allowing companies to save time and money by minimizing their capital investment and positioning products closer to their customers.

•

Post Sales: Post Sales services support goods after they have been delivered or installed in the field. The four core service offerings within Post Sales include: 1) Critical Parts Fulfillment; 2) Reverse Logistics; 3) Test, Repair, and Refurbish; and 4) Network and Parts Planning. We leverage our global distribution network of 600+ field stocking locations to ensure that the right type and quantity of our customers’ stock is in the right locations to meet the needs of their end-customers. Our customers are able to minimize spend and maximize service.

•

UPS Mail Innovations: UPS Mail Innovations offers an efficient, cost-effective method for sending lightweight parcels and flat mail to global addresses from the U.S. We pick up customers’ domestic and international mail, sort, post, manifest and then expedite the secured mail containers to the destination postal service for last-mile delivery.

UPS Freight

UPS Freight offers regional, inter-regional and long-haul less-than-truckload (“LTL”) services, as well as full truckload services, in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. UPS Freight provides reliable LTL service backed by a day-definite, on-time guarantee at no additional cost. Additionally, many user-friendly small package technology offerings are also available for freight. Applications such as UPS WorldShip, Billing Center, and Quantum View allow customers to process and track LTL shipments, create electronic bills of lading and reconcile billing.

UPS Capital

UPS Capital offers a range of services, including export and import financing to help improve cash flow, risk mitigation offerings to protect goods, as well as payment solutions that help speed the conversion cycle of payments.

Sustainability

UPS’s business and corporate responsibility strategies pursue a common interest to increase the vitality and environmental sustainability of the global economy by aggregating the shipping activity of millions of businesses and individuals worldwide into a single, highly efficient logistics network. This provides benefits to:

•	UPS, by ensuring strong demand for our services.

•	The economy, by making global supply chains more efficient and less expensive.

•	The environment, by enabling our global customers to leverage UPS’s carbon efficiency and thereby reduce the carbon intensity of their supply chains.

We pursue sustainable business practices worldwide through operational efficiency, fleet advances, facility engineering projects and conservation enabling technology and service offerings. We help our customers to do the same.

Sustainability highlights in 2011 include:

•	Rated 1st in Social Responsibility in Fortune Magazine’s 2011 “World’s Most Admired” for the Delivery Industry.

•	One of Corporate Responsibility’s “100 Best Corporate Citizens” and one of “The Best Corporate Citizens in Government Contracting”.

•	Recognized by Ethisphere Institute as one of the “World’s Most Ethical Companies”.

•

Named to Interbrands “Best Global Brands” for the 7th consecutive year. We ranked in the Top 100 in brand value around the world (#27) and were the only company in the transportation sector to make the list in 2011.

•	Recognized as a constituent of the Dow Jones Sustainability Index for the 10th consecutive year.

•	One of America’s Top Organizations for Multicultural Business Opportunities by DiversityBusiness.com.

•	Achieved a score of 99% in response to the Carbon Disclosure Project. Our Carbon Disclosure Leadership Index score is the highest in the U.S. and ties with only three other companies globally.

•	Recognized by ClimateCounts.org as best company in the consumer shipping sector for the 3rd consecutive year.

More information is available on the UPS Sustainability website.

Community

We believe that strong communities are vital to the success of our company. By combining our philanthropy with the volunteer time and talents of our employees, UPS helps drive positive change for organizations and communities in need across the globe. The highlights of our corporate citizenship efforts in 2011 include:

•	Local non-profits around the world received more than 1.6 million hours of volunteer service from UPS employees participating in our Neighbor-to-Neighbor program.

•

The UPS Foundation, our charitable organization, oversaw $97 million in donations of cash and in-kind services to global causes primarily in four focus areas—community safety, environmental sustainability, diversity and volunteerism.

•	UPS led all U.S. companies in United Way donations last year with more than $55 million, and surpassed $1 billion in cumulative donations to United Way.

•

UPS continued to help save lives through our UPS Humanitarian Relief program by providing our logistics expertise and resources to aid the famine-stricken Horn of Africa and areas impacted by the Japan earthquake.

•

Thousands of teenagers and novice drivers in the U.S., Canada, the U.K., and Germany participated in UPS Road Code. This safety program for new drivers features UPS employees as instructors – a role where they get to share driving knowledge and safety tips amassed over our 104-year history of safe driving.

Reputation

Many of our customers trust UPS to extend their brand. We were pleased that UPS earned the top rating in our industry on the American Customer Satisfaction Index in 2011. As noted in Millward Brown’s and Interbrand’s top brand rankings, we have one of the most valuable brands in the world. UPS also has been named to industry leading positions in Fortune Magazine’s Most Admired and Harris Interactive’s Reputation Quotient surveys.

Employees

The strength of our company is our people, working together with a common purpose. We had approximately 398,000 employees as of December 31, 2011, of which 323,000 are in the U.S. and 75,000 are located internationally. Our global workforce includes approximately 71,000 management employees (36% of whom are part-time) and 327,000 hourly employees (46% of whom are part-time).

As of December 31, 2011, we had approximately 245,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013.

We have approximately 2,700 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable at the end of 2011.

Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,200 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

The experience of our management team continues to be an organizational strength. Nearly 40% of our full-time managers have more than 20 years of service with UPS.

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

•

Training.    Training is the cornerstone of our Fleet Safety Program. Our approach starts with training the trainer. All trainers are certified to ensure that they have the skills and motivation to effectively train novice drivers. A new driver’s employment includes extensive classroom and online training as well as on-road training, followed by three safety training rides integrated into his or her training cycle.

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

Competitive Strengths

Our competitive strengths include:

Integrated Global Network.    We believe that our integrated global ground and air network is the most extensive in the industry. We handle all levels of service (air, ground, domestic, international, commercial, residential) through a single pickup and delivery service network.

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

Global Presence.    UPS serves more than 220 countries and territories around the world. We have a presence in all of the world’s major economies.

Leading-edge Technology.    We are a global leader in developing technology that helps our customers optimize their shipping and logistics business processes to lower costs, improve service and increase efficiency.

Technology powers virtually every service we offer and every operation we perform. Our technology offerings are initiated by our customers’ needs. We offer a variety of on-line service options that enable our customers to integrate UPS functionality into their own businesses not only to conveniently send, manage and track their shipments, but also to provide their customers with better information services. We provide the infrastructure for an Internet presence that extends to tens of thousands of customers who have integrated UPS tools directly into their own web sites.

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

Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.1 million pick-up customers and 7.7 million delivery customers daily. Cross-selling small package, supply chain and freight services across our customer base is an important growth mechanism for UPS.

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

Financial Strength.    Our balance sheet reflects financial strength that few companies can match. Our financial strength gives us the resources to achieve global scale; to invest in employee development, technology, transportation equipment and buildings; to pursue strategic opportunities that facilitate our growth; to service our obligations; and to return value to our shareowners in the form of dividends and share repurchases.

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

FAA regulations mandate an aircraft corrosion control program, along with aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2011 were not material. The future cost of repairs pursuant to these programs may fluctuate according to aircraft condition, age and the enactment of additional FAA regulatory requirements.

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

Environmental

We are subject to federal, state and local environmental laws and regulations across all of our business units. These laws and regulations cover a variety of processes, including, but not limited to: proper storage, handling, and disposal of hazardous and other waste; managing wastewater and stormwater; monitoring and maintaining the integrity of underground storage tanks; complying with laws regarding clean air, including those governing emissions; protecting against and appropriately responding to spills and releases; and communicating the presence of reportable quantities of hazardous materials to local responders. UPS has established site- and activity-specific environmental compliance and pollution prevention programs to address our environmental responsibilities and remain compliant. In addition, UPS has created numerous programs which seek to minimize waste and prevent pollution within our operations.

Other Regulations

We are subject to numerous other U.S. federal and state laws and regulations, in addition to applicable foreign laws, in connection with our package and non-package businesses in the countries in which we operate. These laws and regulations include those enforced by U.S. Customs and Border Protection and other agencies of the U.S. Department of Homeland Security, the U.S. Department of Treasury, the Federal Maritime Commission, the U.S. Drug Enforcement Administration, the U.S. Food and Drug Administration and the U.S. Department of Agriculture.

Where You Can Find More Information

UPS maintains a website at www.ups.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website www.investors.ups.com as soon as reasonably practical after we electronically file or furnish the reports to the SEC. Also available on the Corporation’s website are the Company’s Corporate Governance Guidelines and Committee Charters. Information on these websites, however, is not incorporated by reference into this report or any other report filed with or furnished to the SEC.

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

We conduct operations in over 220 countries and territories. Our U.S. and international operations are subject to normal cycles affecting the economy in general, as well as the local economic environments in which we operate. The factors that create cyclical changes to the economy and to our business are beyond our control, and it may be difficult for us to adjust our business model to mitigate the impact of these factors. In particular, our business is affected by levels of industrial production, consumer spending and retail activity, and our business, financial position and results of operations could be materially affected by adverse developments in these aspects of the economy.

We face significant competition which could adversely affect our business, financial position and results of operations.

We face significant competition on a local, regional, national and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others. Competition may also come from other sources in the future. Some of our competitors have cost and organizational structures that differ from ours and may offer services and pricing terms that we may not be willing or able to offer. If we are unable to timely and appropriately respond to competitive pressures, our business, financial position and results of operations could be adversely affected.

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

We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment and other governmental laws and regulations, both in the U.S. and in the other countries in which we operate. In addition, our business is impacted by laws and regulations that affect global trade, including tariff and trade policies, export requirements, taxes and other restrictions and charges. Changes in laws, regulations and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations in the U.S. or in any of the countries in which we operate could result in substantial fines or possible revocation of our authority to conduct our operations, which could adversely affect our financial performance.

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

Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, in the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support for enactment, some form of federal climate change legislation is possible in the future. Even in the absence of such legislation, the Environmental Protection Agency, spurred by judicial interpretation of the Clean Air Act, may regulate GHG emissions, especially aircraft or diesel engine emissions, and this could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible that such legislation or regulation could impose material costs on us. Moreover, even without such legislation or regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air services.

Strikes, work stoppages and slowdowns by our employees could adversely affect our business, financial position and results of operations.

A significant number of our employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters and our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. Strikes, work stoppages and slowdowns by our employees could adversely affect our ability to meet our customers’ needs, and customers may do more business with competitors if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may face permanent loss of customers if we are unable to provide uninterrupted service, and this could adversely affect our business, financial position and results of operations. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

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

We conduct business across the globe with a significant portion of our revenue derived from operations outside the United States. Our operations in international markets are affected by changes in the exchange rates for local currencies, and in particular the Euro, British Pound Sterling and Canadian Dollar.

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

A significant privacy breach or IT system disruption could adversely affect our business and we may be required to increase our spending on data and system security.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, the provision of service to our customers and the operation of our network involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks or other coordinated attacks that may cause service outages or other interruptions. In addition, breaches in security could expose us, our customers or the individuals affected to a risk of loss or misuse of proprietary information and sensitive or confidential data. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, and litigation and potential liability for the company. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant.

Severe weather or other natural or manmade disasters could adversely affect our business.

Severe weather conditions and other natural or manmade disasters, including storms, floods, fires and earthquakes, may result in decreased revenues, as our customers reduce their shipments, or increased costs to operate our business, which could have an adverse effect on our results of operations for a quarter or year. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.

We make significant capital investments in our business of which a significant portion is tied to projected volume levels.

We require significant capital investments in our business consisting of aircraft, vehicles, technology, facilities and sorting and other types of equipment to support both our existing business and anticipated growth. Forecasting projected volume involves many factors which are subject to uncertainty, such as general economic trends, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could have excess capacity or insufficient capacity, either of which would negatively affect our revenues and profitability. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to adverse economic conditions; however, these adjustments may not be sufficient to allow us to maintain our operating margins in an adverse economy.

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

Our regular review of the carrying value of our assets has resulted, from time to time, in significant impairments, and we may in the future be required to recognize additional impairment charges. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairments of our intangible or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets are shorter than we originally estimated. Such changes could reduce our net income.

Employee health and retiree health and pension benefit costs represent a significant expense to us.

With approximately 398,000 employees, including approximately 323,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our pension plans.

We participate in a number of trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, increases in health care costs, changes in demographics and increased benefits to participants. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity could result from our participation in these plans.

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

As part of our business strategy, we may acquire businesses and form joint ventures or strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the successful integration between the businesses involved, the performance of the underlying operation, capabilities or technologies and the management of the transacted operations. Accordingly, our financial results could be adversely affected by our failure to effectively integrate the acquired operations, unanticipated performance issues, transaction-related charges or charges for impairment of long-term assets that we acquire.

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

We also own our 27 principal U.S. package operating facilities, which have floor spaces that range from approximately 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,000 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

We own or lease almost 800 facilities that support our international package operations and an additional 800 facilities that support our freight forwarding and logistics operations. Our freight forwarding and logistics operations maintain facilities with approximately 35 million square feet of floor space. We own and operate a logistics campus consisting of approximately 3.1 million square feet in Louisville, Kentucky.

UPS Freight operates 196 service centers with a total of 5.9 million square feet of floor space. UPS Freight owns 148 of these service centers, while the remainder are occupied under operating lease agreements. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 240,000 square feet of office space.

Our aircraft are operated in a hub and spokes pattern in the U.S. Our principal air hub in the U.S., known as Worldport, is located in Louisville, Kentucky. The Worldport facility consists of over 5.2 million square feet and the site includes approximately 596 acres. Between 2009 and 2010, we completed an expansion of our Worldport facility, which increased the sorting capacity to approximately 416,000 packages per hour. The expansion, which cost over $1 billion, involved the addition of two aircraft load / unload wings to the hub building, followed by the installation of high-speed conveyor and computer control systems.

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

In 2011, we announced plans to significantly expand our European air hub in Cologne, Germany. The expansion project, due to be completed by the end of 2013, will equip the existing facility with additional state-of-art technology and will include a major extension to the existing building. This extension would be partially dedicated to processing larger freight shipments. Together these initiatives will significantly increase the hub’s package sorting capacity from today’s 110,000 to 190,000 packages per hour. The total cost of the expansion is estimated to be approximately $200 million.

Over the past several years, UPS has made a successful transition to become the first wholly-owned foreign express carrier in China. In 2008, we opened the UPS International Air Hub at Pudong International Airport, which was built on a parcel totaling 2.4 million square feet with a planned sorting capacity of 17,000 packages per hour. The hub links all of China via Shanghai to UPS’s international network with direct service to the Americas, Europe and Asia. It also connects points served in China by UPS through a dedicated service provided by Yangtze River Express, a Chinese all-cargo airline.

In February 2010, we opened a new intra-Asia air hub at Shenzhen Baoan International Airport in China. The Shenzhen facility replaced our intra-Asia air hub at Clark Air Force Base in the Philippines, and serves as our primary transit hub in Asia. The facility was built on a parcel of almost 1 million square feet, and has a sorting capacity of 18,000 packages per hour.

Our primary information technology operations are consolidated in a 435,000 square foot owned facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, New Jersey. We also own a 175,000 square foot facility located on a 25-acre site in Alpharetta, Georgia, which serves as a backup to the main information technology operations facility in New Jersey. This facility provides production functions and backup capacity in the event that a power outage or other disaster incapacitates the main data center. It also helps to meet our internal communication needs.

We believe that our facilities are adequate to support our current operations.

Fleet

Aircraft

The following table shows information about our aircraft fleet as of December 31, 2011:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 757-200	75	—	—	—
Boeing 767-300	44	—	15	—
Boeing MD-11	38	—	—	—
Airbus A300-600	53	—	—	—
Other	—	300	—	—

Total	223	300	15	—

We maintain an inventory of spare engines and parts for each aircraft.

All of the aircraft we own meet Stage IV federal noise regulations and can operate at airports that have aircraft noise restrictions.

During 2011, we took delivery of five Boeing 767-300F aircraft and two Boeing 747-400F aircraft. We have firm commitments to purchase 15 Boeing 767-300ER freighters to be delivered between 2012 and 2013. We sold the remainder of our McDonnell-Douglas DC-8-73 and Boeing 747-100 aircraft fleets during 2011.

Vehicles

We operate a global ground fleet of approximately 101,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 31,800 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 35,000 containers used to transport cargo in our aircraft.

Item 3.	Legal Proceedings

For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of our class A common stock is convertible into one share of our class B common stock.

The following is a summary of our class B common stock price activity and dividend information for 2011 and 2010. Our class B common stock is listed on the New York Stock Exchange under the symbol “UPS.”

	High	Low	Close	Dividends Declared
2011:
First Quarter	$76.99	$70.22	$74.32	$0.52
Second Quarter	$75.58	$68.14	$72.93	$0.52
Third Quarter	$75.79	$60.75	$63.15	$0.52
Fourth Quarter	$73.80	$61.27	$73.19	$0.52
2010:
First Quarter	$64.95	$55.77	$64.41	$0.47
Second Quarter	$70.89	$56.70	$56.89	$0.47
Third Quarter	$69.50	$56.47	$66.69	$0.47
Fourth Quarter	$73.94	$65.44	$72.58	$0.47

As of January 31, 2012, there were 157,455 and 18,024 record holders of class A and class B common stock, respectively.

The policy of our Board of Directors is to declare dividends out of current earnings. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.

On February 9, 2012, our Board declared a dividend of $0.57 per share, which is payable on March 7, 2012 to shareowners of record on February 21, 2012. This represents a 10% increase from the previous $0.52 quarterly dividend in 2011.

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

A summary of repurchases of our class A and class B common stock during the fourth quarter of 2011 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31	1.5	$67.78	1.5	$2,895
November 1—November 30	4.2	68.72	4.0	2,615
December 1—December 31	1.4	70.18	1.3	2,525

Total October 1—December 31	7.1	$68.79	6.8

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

Shareowner Return Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.

The following graph shows a five year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2006 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average, and our class B common stock.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
United Parcel Service, Inc.	$100.00	$96.50	$77.40	$83.40	$108.66	$112.88
Standard & Poor’s 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
Dow Jones Transportation Average	$100.00	$101.43	$79.70	$94.51	$119.83	$119.84

Item 6.	Selected Financial Data

Information in Items 6, 7, 8 and Exhibit 12 of this report for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been revised, as applicable, for the retrospective application of our changes in accounting policies for recognizing the expense associated with our pension and postretirement benefit plans. These changes in accounting policies are further discussed in Note 1 to the audited consolidated financial statements.

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2011 (in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$31,717	$29,742	$28,158	$31,278	$30,985
International Package	12,249	11,133	9,699	11,293	10,281
Supply Chain & Freight	9,139	8,670	7,440	8,915	8,426

Total revenue	53,105	49,545	45,297	51,486	49,692
Operating expenses:
Compensation and benefits	27,575	26,557	25,933	29,826	31,565
Other	19,450	17,347	15,856	20,041	17,369

Total operating expenses	47,025	43,904	41,789	49,867	48,934
Operating profit (loss):
U.S. Domestic Package	3,764	3,238	1,919	823	(1,406)
International Package	1,709	1,831	1,279	1,246	1,870
Supply Chain and Freight	607	572	310	(450)	294

Total operating profit	6,080	5,641	3,508	1,619	758
Other income (expense):
Investment income	44	3	10	75	99
Interest expense	(348)	(354)	(445)	(442)	(246)

Income before income taxes	5,776	5,290	3,073	1,252	611
Income tax expense	(1,972)	(1,952)	(1,105)	(597)	(115)

Net income	$3,804	$3,338	$1,968	$655	$496

Per share amounts:
Basic earnings per share	$3.88	$3.36	$1.97	$0.64	$0.47
Diluted earnings per share	$3.84	$3.33	$1.96	$0.64	$0.47
Dividends declared per share	$2.08	$1.88	$1.80	$1.80	$1.68
Weighted average shares outstanding:
Basic	981	994	998	1,016	1,057
Diluted	991	1,003	1,004	1,022	1,063

	As of December 31,
	2011	2010	2009	2008	2007
Selected Balance Sheet Data
Cash and marketable securities	$4,275	$4,081	$2,100	$1,049	$2,604
Total assets	34,701	33,597	31,883	31,879	39,042
Long-term debt	11,095	10,491	8,668	7,797	7,506
Shareowners’ equity	7,108	8,047	7,696	6,780	12,183

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The slow pace of the U.S. economic recovery in 2011 put pressure during the first three quarters of the year on volume and revenue growth in our U.S. Domestic Package segment, as well as U.S. import volume in our International Package and Supply Chain & Freight segments. Slower growth in industrial production and the lack of significant inventory rebuilding also pressured our volume in certain industrial sectors; however, overall growth in retail sales, particularly in e-commerce, resulted in solid business-to-consumer shipment activity during the year. Growth accelerated in the fourth quarter of 2011 due in large part to a strong holiday season for e-commerce sales, which resulted in higher volume and revenue for our deferred and ground residential products.

Outside of the U.S., economic growth slowed throughout 2011 due to volatility in world markets. Despite this sluggish economic environment, we experienced favorable volume and revenue growth for most of the year, although the growth trend slowed during the latter half of 2011.

In 2011, we continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs, which led to solid improvements in operating margin and profit in our U.S. Domestic Package and Supply Chain & Freight segments. During 2010, we completed the second phase of our Worldport expansion which has allowed the use of larger and more fuel-efficient aircraft, and further improved network efficiencies. We also streamlined our U.S. domestic management structure and continued to better align our cost structure with prevailing volume levels.

In our International Package segment, we have continued to invest to support our growth initiatives. In 2010, we opened our new intra-Asia air hub in Shenzhen, China, which has allowed us to better serve our customers by reducing time in transit for shipments in the region. We have also continued to optimize our aircraft network, to leverage the new route authority we have gained over the last several years and to take full advantage of faster growing trade lanes. In Asia, we expanded our air network during 2011 by adding flights from Hong Kong to Cologne, Germany, adding a daily flight from Chengdu, China to Cologne, and adding new routes from Japan, as well as increasing our capacity to serve the South Korea to U.S. trade lane by adding a flight to and from Incheon. In Europe, we announced a $200 million expansion of our Cologne hub in Germany in 2011, which will increase the hub’s sorting capacity from 110,000 to 190,000 packages per hour when completed in 2013. In the Americas, we have expanded our air capacity more than 50% on 19 weekly flights into key markets in Central and South America during 2011.

Even though we continue to experience solid overall growth in our International Package business, in the latter half of 2011, we experienced weakness in the important Asia-to-U.S. trade lane. To align our capacity and cost structure with prevailing volume levels, we reduced our tonnage capacity in this lane, while retaining the network enhancements and service upgrades previously implemented.

Volatile fuel prices have continued to impact both revenue and expense in all three of our segments. Rising fuel prices have led to higher fuel surcharge rates and increased fuel and purchased transportation costs.

Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Revenue (in millions)	$53,105	$49,545	$45,297	7.2%	9.4%
Operating Expenses (in millions)	47,025	43,904	41,789	7.1%	5.1%

Operating Profit (in millions)	$6,080	$5,641	$3,508	7.8%	60.8%

Operating Margin	11.4%	11.4%	7.7%

Average Daily Package Volume (in thousands)	15,797	15,574	15,064	1.4%	3.4%
Average Revenue Per Piece	$10.82	$10.24	$9.83	5.7%	4.2%

Net Income (in millions)	$3,804	$3,338	$1,968	14.0%	69.6%
Basic Earnings Per Share	$3.88	$3.36	$1.97	15.5%	70.6%
Diluted Earnings Per Share	$3.84	$3.33	$1.96	15.3%	69.9%

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Year Ended December 31,
	2011	2010	2009
Operating Expenses:
Pension and Postretirement Benefit Plans Mark-to-Market Charge	$827	$112	$16
Restructuring Charge	—	98	—
Gain on Sales of Businesses	—	(20)	—
Gains on Real Estate Transactions	(33)	(109)	—
Aircraft Impairment Charge	—	—	181

Interest Expense:
Currency Remeasurement Charge	—	—	77

Income Tax Expense (Benefit) from the Items Above	(287)	—	(99)
Charge for Change in Tax Filing Status for German Subsidiary	—	76	—

Pension and Postretirement Benefit Plans Mark-to-Market Charge

In 2011, 2010 and 2009, we incurred pre-tax mark-to-market losses on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor of $827, $112 and $16 million, respectively, on a consolidated basis ($527, $75 and $11 million after-tax, respectively). These mark-to-market losses for 2011, 2010 and 2009 primarily resulted from decreases in the discount rates used to value our projected benefit obligations in each year. These charges impacted each of our three reporting segments in 2011 and 2010, and our International Package segment in 2009.

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

Gains on Real Estate Transactions

In 2011, we recognized a net $33 million pre-tax gain ($20 million after-tax) on a consolidated basis on certain real estate transactions (consisting of a $48 million pre-tax gain in our Supply Chain & Freight segment, and a $15 million pre-tax loss in our U.S. Domestic Package segment). In 2010, we recognized a pre-tax gain of $109 million ($61 million after-tax) on the sale of real estate within our U.S. Domestic Package segment.

Aircraft Impairment Charges

In 2009, we completed an impairment assessment of our McDonnell-Douglas DC-8 aircraft fleet, and recorded an impairment charge of $181 million ($116 million after-tax), which affected our U.S. Domestic Package segment. This charge, as well as our accounting policies pertaining to long-lived assets, is discussed further in “Critical Accounting Policies and Estimates”.

Currency Remeasurement Charge

During 2009, we incurred a $77 million non-cash, pre-tax currency remeasurement charge ($48 million after-tax) on certain foreign currency denominated obligations.

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

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Average Daily Package Volume (in thousands):
Next Day Air	1,206	1,205	1,198	0.1%	0.6%
Deferred	975	941	957	3.6%	(1.7)%
Ground	11,230	11,140	10,895	0.8%	2.2%

Total Avg. Daily Package Volume	13,411	13,286	13,050	0.9%	1.8%
Average Revenue Per Piece:
Next Day Air	$20.33	$19.14	$18.00	6.2%	6.3%
Deferred	13.32	12.50	11.81	6.6%	5.8%
Ground	7.78	7.43	7.20	4.7%	3.2%
Total Avg. Revenue Per Piece	$9.31	$8.85	$8.53	5.2%	3.8%
Operating Days in Period	254	253	253
Revenue (in millions):
Next Day Air	$6,229	$5,835	$5,456	6.8%	6.9%
Deferred	3,299	2,975	2,859	10.9%	4.1%
Ground	22,189	20,932	19,843	6.0%	5.5%

Total Revenue	$31,717	$29,742	$28,158	6.6%	5.6%
Operating Expenses (in millions):
Operating Expenses	$27,953	$26,504	$26,239	5.5%	1.0%
Pension and Postretirement Benefit Plans Mark-to-Market Charge	(479)	(31)	—
Restructuring Charge	—	(98)	—
Gains (Losses) on Real Estate Transactions	(15)	109	—
Aircraft Impairment Charge	—	—	(181)

Adjusted Operating Expenses	$27,459	$26,484	$26,058	3.7%	1.6%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$3,764	$3,238	$1,919	16.2%	68.7%
Adjusted Operating Profit	$4,258	$3,258	$2,100	30.7%	55.1%
Operating Margin	11.9%	10.9%	6.8%
Adjusted Operating Margin	13.4%	11.0%	7.5%

Revenue

The change in overall revenue was impacted by the following factors for the years ended December 31, 2011 and 2010, compared with the prior years:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
2011 vs 2010	1.3%	2.3%	3.0%	6.6%
2010 vs 2009	1.8%	1.7%	2.1%	5.6%

Volume

2011 compared to 2010

Our overall volume increased slightly in 2011 compared with 2010, and was largely impacted by the slowing U.S. economy during the first three quarters of the year. Business-to-consumer shipments, which represent approximately 40% of total U.S. Domestic Package volume, experienced stronger growth than commercial volume. Volume growth accelerated in the fourth quarter, with average daily volume increasing 3.8% over the fourth quarter of 2010.

Among our air products, we experienced a 4.8% increase in Next Day and Second Day air package volume, as a result of retail sales growth, with particular growth in our Next Day Air Saver product. Air letter volume declined, largely due to weakness in the financial and other service industries. Within ground, our light weight products, which target low-cost, non-urgent ground residential deliveries, experienced solid growth during 2011. During the fourth quarter of 2011, volume growth accelerated to 12.3% and 3.5% in our deferred and ground products, respectively, compared with the fourth quarter of 2010. These increases were primarily driven by higher business-to-consumer shipment growth during the holiday season.

2010 compared to 2009

In 2010, our overall volume increased as improvements in industrial production and retail sales increased overall demand in the U.S. small package market. Among our air products, Next Day and Second Day air package volume increased 2.1% as inventory rebuilding in the manufacturing and retailing sectors contributed to growth. However, our letter volume declined largely due to weakness in the financial and other service industries. The growth in ground volume was driven by increased volume from the manufacturing and retailing sectors.

Rates and Product Mix

2011 compared to 2010

Overall revenue per piece increased for our ground and air products during 2011 due to a combination of base price increases and fuel surcharge rate changes, which are discussed further below. The overall revenue per piece increase was also positively affected by our focus on revenue management initiatives. In addition, the revenue per piece increase for our air products was positively impacted by the overall mix shift from letters to packages. Comparing the fourth quarter of 2011 with 2010, the average revenue per piece increase slowed to 3.4% due to the higher volume of lighter-weight business-to-consumer packages.

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

Fuel Surcharges

UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Year Ended December 31,			% Point Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Next Day Air / Deferred	13.3%	8.0%	4.0%	5.3%	4.0%
Ground	8.0%	5.6%	3.3%	2.4%	2.3%

In connection with our base rate increase on January 3, 2011, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. In connection with a base rate increase on January 4, 2010, we modified the fuel surcharge on air services by reducing the index used to determine the fuel surcharge by 2%. The 2011 and 2010 increases in the air and ground fuel surcharges were due to the significant increases in jet and diesel fuel prices each year, but partially offset by the reductions in the index on the air and ground surcharges in 2011 and the index on the air surcharge in 2010. Total domestic fuel surcharge revenue increased by $884 and $592 million in 2011 and 2010, respectively, primarily due to the higher fuel surcharge rates discussed above.

Operating Expenses

2011 compared to 2010

Overall adjusted operating expenses for the segment increased $975 million in 2011 compared with 2010, while the total adjusted cost per piece increased 2.3% for the year. A large component of this increase relates to the cost of operating our domestic integrated air and ground network, which increased $579 million in 2011 due largely to higher fuel costs, as well as an increase in aircraft repair and maintenance expenses and higher rates passed to us from outside transportation carriers, primarily railroads. Pickup and delivery costs increased $354 million in 2011 compared to 2010, primarily as a result of higher fuel prices and a 3.1% union contractual driver wage increase.

Cost increases have been mitigated due to network efficiencies that we have achieved, as we adjust our air and ground networks to better match volume levels, and continued to utilize our expanded Worldport facility to operate larger aircraft and to increase package sorting efficiency. These network efficiency improvements resulted in a 0.8% reduction in total labor hours and a 0.8% reduction in miles driven in 2011 compared with 2010. Increased delivery densities as a result of improved planning and technology, and growth in our SurePost product, have also contained increases in cost.

2010 compared to 2009

Overall adjusted operating expenses for the segment increased $426 million in 2010 compared with 2009, while the total adjusted cost per piece decreased 0.2% for the year. Network costs increased $167 million in 2010 due largely to higher fuel costs. Pickup and delivery costs increased $148 million for the year, primarily as a result of higher fuel prices and a 3.5% union contractual driver wage increase. Sort costs increased $59 million for the year, largely due to contractual union wage increases as well as higher depreciation expense for certain operating facilities, including our Worldport Hub.

Network efficiencies were achieved in 2010, as we adjusted our air and ground networks to better match volume levels, and increased our package sorting efficiency. Improved pick-up and delivery densities also increased productivity in our operations. These network efficiency improvements resulted in a 1.8% reduction in direct labor hours, a 6.7% reduction in aircraft block hours and a 1.4% reduction in miles driven in 2010 compared with 2009. In addition to these factors, management salary costs declined as a result of a decrease in the total number of management employees through attrition combined with voluntary and involuntary workforce reductions.

Operating Profit and Margin

2011 compared to 2010

Higher adjusted operating profit during 2011 compared with 2010 was driven by the increased network efficiencies, combined with strong improvements in revenue per piece and a small increase in volume. Fourth quarter 2011 adjusted operating profit was particularly strong, with adjusted operating margins of 15.2% in comparison to 12.6% in the fourth quarter of 2010. Strong volume growth in the business-to-consumer sector, along with solid cost control and strong network efficiencies, were the primary factors for the fourth quarter 2011 performance.

2010 compared to 2009

Adjusted operating profit in 2010 was positively impacted by the overall economic growth in the U.S., which drove increased volume and yields. We achieved strong operating leverage through increased network efficiencies and cost containment initiatives, leading to an increase in the operating margin in 2010 compared with 2009.

International Package Operations

	Year Ended December 31,			% Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Average Daily Package Volume (in thousands):
Domestic	1,444	1,403	1,218	2.9%	15.2%
Export	942	885	796	6.4%	11.2%

Total Avg. Daily Package Volume	2,386	2,288	2,014	4.3%	13.6%
Average Revenue Per Piece:
Domestic	$7.17	$6.66	$6.85	7.7%	(2.8)%
Export	37.85	36.77	35.63	2.9%	3.2%
Total Avg. Revenue Per Piece	$19.28	$18.31	$18.23	5.3%	0.4%
Operating Days in Period	254	253	253
Revenue (in millions):
Domestic	$2,628	$2,365	$2,111	11.1%	12.0%
Export	9,056	8,234	7,176	10.0%	14.7%
Cargo	565	534	412	5.8%	29.6%

Total Revenue	$12,249	$11,133	$9,699	10.0%	14.8%
Operating Expenses (in millions):
Operating Expenses	$10,540	$9,302	$8,420	13.3%	10.5%
Pension and Postretirement Benefit Plan Mark-to-Market Charge	(171)	(42)	(16)

Adjusted Operating Expenses	$10,369	$9,260	$8,404	12.0%	10.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,709	$1,831	$1,279	(6.7)%	43.2%
Adjusted Operating Profit	$1,880	$1,873	$1,295	0.4%	44.6%
Operating Margin	14.0%	16.4%	13.2%
Adjusted Operating Margin	15.3%	16.8%	13.4%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue	$75	$(24)
Operating Profit	(123)	6

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue

The change in overall revenue was impacted by the following factors for the years ended December 31, 2011 and 2010, compared with the prior years:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
2011 vs 2010	4.7%	0.6%	4.0%	0.7%	10.0%
2010 vs 2009	13.6%	(1.7)%	3.1%	(0.2)%	14.8%

Volume

2011 compared to 2010

Export volume increased in 2011 compared to 2010, primarily due to strong growth in key markets in Europe and the Americas. Our transborder products experienced strong growth, particularly in key countries within Europe. Volume for our premium Worldwide Express and Worldwide Expedited products increased as well, particularly in the Asia-to-Europe, Europe-to-Americas and Europe-to-Asia export trade lanes. Additionally, intra-Asia export volume experienced solid growth during 2011 compared with 2010, and was impacted by the continued economic growth in Asia overall. Our export volume growth slowed in the latter half of 2011, largely due to decelerating growth in exports out of China and the rest of Asia, as well as difficult comparisons with a relatively strong latter half of 2010.

Non-U.S. domestic volume increases were driven by continued strong growth in key markets, including Germany, France and Poland.

2010 compared to 2009

Export volume increased for 2010, as the worldwide economy and world trade continued to improve. We experienced strong growth in Asia, where volume grew 28% due to a combination of regional economic growth and geographic expansion of our service offerings. European export volume also had strong growth for 2010, increasing 10% compared with 2009, due to market share gains, economic growth in certain key markets, and an overall expansion of trade in the European Union. U.S. origin export volume also had solid growth during 2010. Our premium Worldwide Express and Expedited products grew at a relatively faster rate than our standard transborder and trade direct products.

Non-U.S. domestic volume increased 15.2% for 2010, due in part to the acquisition of Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”) in Turkey in the third quarter of 2009. Excluding the acquisition of Unsped, non-U.S. domestic volume increased 9.7%, led by the strength in core European markets, Canada and Mexico.

Rates and Product Mix

2011 compared to 2010

Total average revenue per piece increased 4.6% for 2011 on a currency-adjusted basis. Export revenue per piece increased, largely due to a combination of higher fuel surcharge rates and base rate increases, which are discussed further below. Currency-adjusted export revenue per piece increased 3.0% for 2011 compared with 2010. Product mix adversely impacted export revenue per piece, due to strong growth among our lower-yielding Transborder products. Revenue per piece was pressured as average trade lanes shortened, due to volume declines in the higher-yielding Asia-to-U.S. export lane, and higher volume growth among the relatively lower-yielding intra-Europe and intra-Asia export lanes. Domestic revenue per piece increased 3.9% on a currency-adjusted basis for 2011, largely due to comparatively faster growth in our premium express products.

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

Fuel Surcharges

In connection with our base rate increases on January 3, 2011 and January 4, 2010, we modified the fuel surcharges on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2% in each of the two years. The fuel surcharges for products originating outside the United States continue to be indexed to fuel prices in the international region where the shipment takes place. Total international fuel surcharge revenue increased by $449 and $299 million in 2011 and 2010, respectively, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.

Operating Expenses

2011 compared to 2010

Overall adjusted operating expenses for the segment increased $1.109 billion in 2011 compared with 2010. The impact of foreign currency exchange rate changes resulted in an adverse impact on operating expense comparisons between 2011 and 2010 of $198 million. Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment increased 4.7% for the year.

The increase in adjusted operating expenses, excluding the impact of currency, was largely due to the increased cost of operating our international integrated air and ground network, and also higher pick-up and delivery costs. Network costs increased $745 million for the year, largely due to higher fuel costs and increased block hours, as well as an increase in aircraft repair and maintenance expenses. Pick-up and delivery costs increased $123 million for the year, primarily as a result of higher fuel prices and increased package volume.

2010 compared to 2009

Overall adjusted operating expenses for the segment increased $856 million in 2010 compared with 2009. The impact of foreign currency exchange rate changes resulted in a favorable impact on operating expense comparisons between 2010 and 2009 of $30 million. Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 2.6% for the year.

The increase in adjusted operating expenses, excluding the impact of currency, was primarily due to the cost of operating our international integrated air and ground network, as well as pick-up and delivery costs and package sort expenses. Network costs increased $498 million for the year due largely to higher fuel costs and increased block hours. Pick-up and delivery costs increased $270 million for the year, primarily as a result of higher fuel prices and increased package volume. Package sorting expenses increased $61 million, and were impacted by higher labor costs and increased depreciation on certain operating facilities.

Operating Profit and Margin

2011 compared to 2010

Adjusted operating profit increased slightly in 2011 compared with 2010, while the segment operating margin declined for the year due to several factors. The overall increase in adjusted operating profit was largely due to the volume and revenue per piece increases previously discussed; however, the impact of these items was largely offset by excess capacity and the adverse impact of fuel prices and currency exchange rate movements. Volume softness in the Asia-to-U.S. trade lane in the latter half of 2011 resulted in excess transportation capacity, which pressured margins while our transportation network was being adjusted for the slowing demand. Fluctuations in foreign currency exchange rates (net of our hedging programs) resulted in an adverse impact on operating profit comparisons between 2011 and 2010 of $123 million. Additionally, fuel prices adversely impacted the operating profit comparison between 2011 and 2010, as fuel expense increased at a faster pace than fuel surcharge revenue. These factors resulted in a decrease in the operating margin in 2011 compared with 2010.

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

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Freight LTL Statistics:
Revenue (in millions)	$2,299	$2,002	$1,807	14.8%	10.8%
Revenue Per Hundredweight	$21.17	$19.18	$17.69	10.4%	8.4%
Shipments (in thousands)	10,247	9,952	9,880	3.0%	0.7%
Shipments Per Day (in thousands)	40.5	39.5	39.1	2.5%	1.0%
Gross Weight Hauled (in millions of lbs)	10,858	10,440	10,211	4.0%	2.2%
Weight Per Shipment (in lbs)	1,060	1,049	1,033	1.0%	1.5%
Operating Days in Period	253	252	253
Revenue (in millions):
Forwarding and Logistics	$6,103	$6,022	$5,080	1.3%	18.5%
Freight	2,563	2,208	1,943	16.1%	13.6%
Other	473	440	417	7.5%	5.5%

Total Revenue	$9,139	$8,670	$7,440	5.4%	16.5%
Operating Expenses (in millions):
Operating Expenses	$8,532	$8,098	$7,130	5.4%	13.6%
Pension and Postretirement Benefit Plans Mark-to-Market Charge	(177)	(39)	—
Gain on Real Estate Transactions	48	—	—
Gain on Sales of Businesses	—	20	—

Adjusted Operating Expenses	$8,403	$8,079	$7,130	4.0%	13.3%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$607	$572	$310	6.1%	84.5%
Adjusted Operating Profit	$736	$591	$310	24.5%	90.6%
Operating Margin	6.6%	6.6%	4.2%
Adjusted Operating Margin	8.1%	6.8%	4.2%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue	$139	$48
Operating Profit	7	7

*	Amount represents the change compared to the prior year.

Revenue

2011 compared to 2010

Forwarding and logistics revenue increased in 2011 compared with 2010, primarily due to growth in our logistics services, where we experienced solid growth in our mail services, retail and health care solutions. Forwarding revenue decreased primarily due to volume and tonnage declines in our air and ocean forwarding businesses, as well as lower third-party transportation carrier rates. The tonnage decrease was mainly the result of revenue management initiatives that improve the matching of customer pricing with market conditions, as well as the impact of the global economic slowdown.

Freight revenue increased in 2011, primarily due to growth in LTL shipments, an increase in base rates, and increased fuel surcharge rates. LTL shipments per day increased in 2011, largely due to improving LTL market conditions in the first half of the year and an increase in market share. However, volume declined in the latter half of the year, and was impacted by our focus on yield management and also due to the overall LTL market being adversely impacted by the slowing economy. LTL revenue per hundredweight increased, primarily as a result of a base rate increase that took effect during the year, negotiated increases on existing contract rates and higher fuel surcharge rates, as total fuel surcharge revenue increased $159 million for the year driven by higher diesel fuel prices. An increase in base prices took effect on August 1, 2011, as our freight unit increased minimum charge, LTL and TL rates an average of 6.9%, covering non-contractual shipments in the United States, Canada and Mexico.

The other businesses within Supply Chain & Freight experienced an increase in revenue, primarily due to growth at UPS Capital, the UPS Store, UPS Customer Solutions and our contract to provide domestic air transportation services for the U.S. Postal Service.

2010 compared to 2009

Forwarding and logistics revenue increased in 2010, primarily due to growth in the demand for forwarding as a result of the continued expansion of the worldwide economy, inventory rebuilding and world trade. In our forwarding business, both air freight and ocean freight experienced solid revenue growth, due primarily to higher volumes, fuel surcharges, and other accessorial charges. International air freight tonnage increased 19% for 2010 compared with the prior year. In our logistics products, we experienced growth in mail services and distribution revenue, with solid increases being achieved in the health care and technology sectors.

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

Operating Expenses

2011 compared to 2010

Forwarding and logistics adjusted operating expenses were flat in 2011 compared with 2010. Purchased transportation expense declined by $87 million in 2011, due to lower air freight volume as well as lower rates passed to us from third-party transportation carriers. The reduction in third-party carrier rates was largely due to over-capacity in the Asia-to-U.S. trade lane that began in the latter half of 2010 and continued into the first half of 2011. This reduction in purchased transportation costs was offset by increases in several other expense categories, including other occupancy costs, depreciation and amortization, repairs and maintenance, and other expenses.

Freight operating expenses increased $317 million for 2011 on an adjusted basis, with the total cost per LTL shipment increasing 10.0% for the year. The two largest components of this increase relate to the cost of operating our linehaul network, which increased $134 million in 2011, and pick-up, delivery and dock costs, which increased $112 million for the year. We incurred higher fuel costs operating our vehicle fleet, as well as higher fuel surcharge rates passed to us from outside transportation carriers, as a result of higher diesel fuel prices and increased volume. Additionally, compensation and benefit costs increased primarily as a result of higher pension and health care costs, and effective wage increases of 4.1% for drivers in our linehaul network and 3.5% for drivers and dock workers in our pick-up and delivery network. These expense increases were somewhat offset by improved productivity measures, including pick-up and delivery stops per hour, dock bills per hour and improved linehaul network utilization.

Expenses for the other businesses within Supply Chain & Freight increased $6 million in 2011 compared to 2010, and the increases were spread among several operating expense categories and business units.

2010 compared to 2009

Forwarding and logistics adjusted operating expenses increased $697 million in 2010 compared with 2009, due to several factors. Purchased transportation costs increased by $843 million in 2010, largely due to a strong increase in tonnage in our air and ocean forwarding businesses, as well as rapidly escalating rates on air freight due to capacity constraints from outside carriers in the first half of 2010. The capacity constraints in the air freight business began to recede in the second half of 2010, and the increases in purchased transportation costs lessened. Cost controls partly offset the purchased transportation expense growth, as total compensation and benefits expense declined $73 million and other occupancy expense declined by $23 million, among other factors. The decrease in compensation and benefits expense was impacted by reduced pension expense, while the decline in other occupancy expense was largely due to lower rent expense on warehouses and other facilities.

Freight adjusted operating expenses increased $240 million in 2010 compared with 2009, while the total cost per LTL shipment increased 8.8% for year. The two largest components of this increase relate to the cost of operating our linehaul network which increased $73 million in 2010 compared with 2009, and pick-up, delivery and dock costs which increased $98 million for the year. We incurred higher fuel costs operating our vehicle fleet, as well as higher fuel surcharge rates passed to us from outside transportation carriers, as a result of higher diesel fuel prices and increased volume. Additionally, compensation and benefit costs increased primarily as a result of higher pension and health care costs, and effective wage increases of 2.0% for drivers in our linehaul network and 3.3% for drivers and dock workers in our pick-up and delivery network. These expense increases were somewhat offset by improved productivity measures, including pick-up and delivery stops per hour, dock bills per hour and improved linehaul network utilization.

Adjusted operating expenses for the other businesses within Supply Chain & Freight increased by $12 million for 2010 compared with 2009, largely due to a gain recorded in 2009 (recorded as a reduction to operating expenses) on the sale of substantially all our international Mail Boxes Etc. operations.

Operating Profit and Margin

2011 compared to 2010

The forwarding and logistics unit experienced an $80 million increase in adjusted operating profit in 2011 compared with 2010, largely due to revenue management initiatives and cost containment in our forwarding unit, which improved operating leverage. Additionally, excess market capacity, especially in the Asia-to-U.S. trade lane, reduced our purchased transportation costs and improved the operating profitability in this business. Our logistics business had a small decrease in operating profit in 2011, primarily due to our continued investment in expanding our global health care capabilities.

Our freight unit had an increase of $38 million in adjusted operating profit in 2011 compared with 2010, primarily due to increased yields, volume growth and improved productivity in our operations.

The combined operating income for all of our other businesses in this segment increased $27 million in 2011, primarily due to improved results at our UPS Capital unit.

2010 compared to 2009

Adjusted operating profit in the forwarding and logistics units increased by $245 million in 2010 compared with 2009 as a result of several factors. The operating profit increase in the forwarding unit was largely due to a strong increase in tonnage in our air and ocean forwarding businesses, but was partially offset by capacity constraints from outside carriers in the first half of 2010. Capacity constraints led to rapidly escalating rates on air freight which could not be passed on to customers in a timely manner, resulting in a negative impact to our operating profit and margin. This situation improved during the second half of 2010, as capacity constraints lessened and we were able to implement revenue management plans which better matched customer pricing with market conditions. Our logistics unit had a solid increase in profitability in 2010, which was driven primarily by an expansion of operating margins due to operating efficiencies and a focus on higher margin industry sectors.

Adjusted operating profit for our UPS Freight unit increased by $25 million in 2010 compared with the prior year, largely due to better productivity, and increases in base pricing and volume. Productivity metrics increased, including increases in pickup and delivery stops per hour and linehaul utilization.

All of the remaining businesses combined within this segment increased adjusted operating profit by $11 million during the year, primarily due to improved results in our UPS Capital business unit.

Operating Expenses

	Year Ended December 31,			% Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Operating Expenses (in millions):
Compensation and Benefits	$27,575	$26,557	$25,933	3.8%	2.4%
Pension and Postretirement Benefit Plans Mark-to-Market Charge	(827)	(112)	(16)
Restructuring Charge	—	(98)	—

Adjusted Compensation and Benefits	26,748	26,347	25,917	1.5%	1.7%
Repairs and Maintenance	1,286	1,131	1,075	13.7%	5.2%
Depreciation and Amortization	1,782	1,792	1,747	(0.6)%	2.6%
Purchased Transportation	7,232	6,640	5,379	8.9%	23.4%
Fuel	4,046	2,972	2,365	36.1%	25.7%
Other Occupancy	943	939	985	0.4%	(4.7)%
Other Expenses	4,161	3,873	4,305	7.4%	(10.0)%
Gain on Real Estate Transactions	33	109	—
Gain on Sales of Businesses	—	20	—
Aircraft Impairment Charge	—	—	(181)

Adjusted Other Expenses	4,194	4,002	4,124	4.8%	(3.0)%

Total Operating Expenses	$47,025	$43,904	$41,789	7.1%	5.1%
Adjusted Total Operating Expenses	46,231	43,823	41,592	5.5%	5.4%
Currency Translation Cost	$330	$11

Compensation and Benefits

2011 compared to 2010

Employee payroll costs increased $237 million in 2011 compared with 2010, largely due to contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters, but partially offset by a decline in union labor hours. Management payroll costs declined slightly primarily due to a lower management incentive award.

Adjusted benefits expense increased $164 million in 2011 compared with 2010, primarily due to higher employee health and welfare costs and expense associated with our self-insurance for worker’s compensation claims, but partially offset by a decline in pension expense. These factors are discussed further as follows:

•	Employee health and welfare program costs increased $132 million in 2011, and were impacted by higher required union plan contribution rates and general health care inflation.

•

The expense associated with our self-insurance programs for worker’s compensation claims increased by $48 million in 2011. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not reported. Insurance reserves also take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2010, we experienced more favorable actuarial expense adjustments compared with 2011, thus leading to the increase in expense in 2011.

•

Adjusted pension expense decreased $50 million in 2011 due to several factors. Most significantly, contributions to the company-sponsored pension plans in 2011 increased the expected return on assets used for expense calculation purposes. The increase in the expected return on assets more than offset increased service and interest costs (due to a decline in discount rates), resulting in a net reduction in pension expense. This was partially offset by higher contribution rates for multiemployer pension plans, as well as the reinstatement of matching contributions to our primary employee defined contribution savings plan.

2010 compared to 2009

The increase in adjusted compensation and benefits expense in 2010 compared with 2009 was impacted by several items. Payroll costs increased $416 million, largely due to higher accruals for management incentive compensation plans resulting from improved company financial results. Union payroll costs also increased due to contractual wage increases. These factors were partially offset by a decline in union labor hours, as well as a reduction in management salary costs resulting from a decrease in the total number of management employees through attrition combined with voluntary and involuntary workforce reductions.

Adjusted benefits expense increased $14 million in 2010 compared with 2009, due largely to increases in health and welfare costs and relocation-related benefits for management employees. The increase in health and welfare costs, which was primarily driven by health cost inflation, was somewhat mitigated by reductions in the total number of management employees and union employees covered by UPS-sponsored health and welfare benefit plans. The relocation benefit costs relate to the restructuring of our domestic package operations that occurred in the first quarter of 2010. These increases were largely offset by a reduction in pension expense, due to an increase in the expected return on assets more than offsetting increasing service and interest costs. The increased expected return on assets was largely due to significant contributions to company-sponsored pension plans in 2010.

Repairs and Maintenance

2011 compared to 2010

The increase in repairs and maintenance expense was largely due to aircraft maintenance costs, which increased $121 million in 2011 compared with 2010. This increase resulted from an increase in flight hours due to higher air volume, additional scheduled maintenance checks and higher contractual maintenance rates. The remaining increase in repairs and maintenance expense primarily relates to higher maintenance costs on our office buildings and operating facilities.

2010 compared to 2009

The increase in repairs and maintenance expense in 2010 compared with 2009 was largely due to maintenance costs on our vehicle fleet, which increased by $35 million during the year. The remaining increase in repairs and maintenance expense was largely due to higher maintenance costs on our aircraft fleet and operating facilities.

Depreciation and Amortization

2011 compared to 2010

The decrease in depreciation and amortization expense in 2011 was primarily the result of a reduction in depreciation expense on technology equipment and software. This decline was primarily related to certain technology hardware and capitalized software becoming fully depreciated.

2010 compared to 2009

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

Purchased Transportation

2011 compared to 2010

The increase in purchased transportation in 2011 was caused by a combination of higher volume, as well as increased fuel surcharges and base rates charged to us by third-party air, ocean and truck carriers across all segments. The combination of these factors increased expense by $387 million in 2011. Additionally, we incurred a $97 million increase in expense in 2011 for the use of rail carriers, which was due primarily to higher rates and fuel surcharges, as well as increased volumes. The remaining increase in expense for 2011 was primarily due to foreign currency exchange rate changes.

2010 compared to 2009

The increase in purchased transportation in 2010 was caused by several factors, including higher volume, as well as increased fuel surcharges and base rates charged to us by third-party air, ocean and truck carriers. The combination of these factors increased expense by $1.224 billion in 2010 compared with 2009. Additionally, the expense for the use of rail carriers increased $53 million, which was due primarily to higher rates and fuel surcharges, as well as increased volumes. Partially offsetting these increases in expense for 2010 was the impact of foreign currency exchange rate changes.

Fuel

2011 compared to 2010

The increase in fuel expense in 2011 compared with 2010 was primarily caused by higher prices for jet-A fuel, diesel and unleaded gasoline, which increased expense by $982 million. Higher usage of these products in our operations accounted for the remaining increase in expense of $92 million in 2011.

2010 compared to 2009

In 2010, higher prices for jet-A fuel, diesel, and unleaded gasoline increased fuel expense by $564 million compared with 2009, while greater fuel usage increased expense by $43 million.

Other Occupancy

2011 compared to 2010

Other occupancy expense increased in 2011 compared with 2010, primarily due to an increase in utilities expense resulting from increased electricity costs in our facilities. The remainder of the increase is primarily due to higher rent expense resulting from increased rates on warehouses.

2010 compared to 2009

The decrease in other occupancy expense in 2010 compared with 2009 was primarily due to decreased labor and overhead expenses, and lower rent expense on leased facilities.

Other Expenses

2011 compared to 2010

The increase in adjusted other expenses in 2011 compared with 2010 was caused by several factors, including foreign currency remeasurement losses, advertising costs, employee expense reimbursements, equipment rentals, air cargo handling costs and data processing fees. These increases were partially offset by a reduction in bad debt and employee relocation expenses.

2010 compared to 2009

The decrease in adjusted other expenses in 2010 compared with 2009 was largely due to reductions in bad debt expense and foreign currency transaction expense, which reflected gains during 2010 compared to losses in 2009. Additionally, we incurred a loss on the sale of a French repair business in 2009. Additional expense reductions in 2010 were due to cost containment programs, including reductions in telecom costs, office supplies, and outside professional fees. We also incurred lower expenses associated with auto liability insurance and customer claims for lost or damaged packages.

Investment Income and Interest Expense

The following table sets forth investment income and interest expense for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Year Ended December 31,			% Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Investment Income	$44	$3	$10	N/A	(70.0)%
Interest Expense	$(348)	$(354)	$(445)	(1.7)%	(20.4)%
Impact of Currency Remeasurement Charge	—	—	77

Adjusted Interest Expense	$(348)	$(354)	$(368)	(1.7)%	(3.8)%

Investment Income

The increase in investment income in 2011 compared with 2010 was caused by a combination of factors. During 2011, we realized $20 million in net gains on the sales of auction rate securities, preferred equity securities and an S&P 500 index fund, as well as a mark-to-market gain on investments. In 2010, we recorded a $21 million impairment on certain asset-backed auction rate securities, which resulted from provisions that allowed the issuers of the securities to subordinate our holdings to newly-issued debt or to tender for the securities at less than their par value. Additionally in 2010, we recorded an $8 million loss on the sale of auction rate securities. The remaining change in investment income was caused by a lower yield earned on our invested assets; however, this was largely offset by a higher average balance of interest-earning investments in our portfolio.

The decrease in investment income in 2010 was primarily due to a lower yield earned on our invested assets as a result of declines in short-term interest rates in the United States, as well as higher impairment losses on our holdings of auction rate and preferred securities.

Interest Expense

Interest expense declined slightly in 2011 due to a lower average interest rate incurred on variable rate debt and interest rate swaps, which reduced expense by $60 million for 2011 compared with 2010. However, this was largely offset as a result of a higher average balance of outstanding debt in 2011 compared with 2010.

The decrease in adjusted interest expense in 2010 compared with 2009 was primarily due to lower average debt balances, but this was partially offset by lower capitalized interest, due to the recent completion of several large construction projects, including our Worldport expansion.

Income Tax Expense

The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Year Ended December 31,			% Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Income Tax Expense	$1,972	$1,952	$1,105	1.0%	76.7%
Income Tax Impact of:
Pension and Postretirement Benefit Plans Mark-to-Market Charge	300	37	5
Change in Tax Filing Status for German Subsidiary	—	(76)	—
Restructuring Charge	—	34	—
Gain on Sales of Businesses	—	(23)	—
Gain on Real Estate Transactions	(13)	(48)	—
Aircraft Impairment Charge	—	—	65
Currency Remeasurement Charge	—	—	29

Adjusted Income Tax Expense	$2,259	$1,876	$1,204	20.4%	55.8%

Effective Tax Rate	34.1%	36.9%	36.0%
Adjusted Effective Tax Rate	34.4%	34.9%	36.0%

2011 compared to 2010

Adjusted income tax expense increased primarily due to higher pre-tax income. Our adjusted effective tax rate declined in 2011 compared with 2010 as a result of several factors, including changes in deferred tax asset valuation allowances, the relative proportion of taxable income in certain non-U.S. jurisdictions, and favorable developments with U.S. state tax audit and litigation matters.

2010 compared to 2009

The increase in our effective tax rate in 2010 compared with 2009 was attributable to the higher marginal tax rate applied to the gain on the sale of real estate, as well as the change in the tax filing status of a German subsidiary that occurred in the first quarter of 2010. Additionally, we were unable to recognize the entire potential tax benefit of tax loss carryforwards generated from the sale of a Supply Chain & Freight business in Germany in the first quarter of 2010.

Excluding these items, our adjusted effective tax rate decreased in 2010 compared to 2009 primarily due to the effect of having a higher proportion of our taxable income in 2010 being subject to tax outside the United States, where statutory tax rates are generally lower.

Liquidity and Capital Resources

Operating Activities

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	2011	2010	2009
Net income	$3,804	$3,338	$1,968
Non-cash operating activities(a)	4,505	4,398	4,047
Pension and postretirement plan contributions (UPS-sponsored plans)	(1,436)	(3,240)	(924)
Income tax receivables and payables	236	(319)	245
Changes in working capital and other noncurrent assets and liabilities	(12)	(340)	(137)
Other operating activities	(24)	(2)	86

Net cash from operating activities	$7,073	$3,835	$5,285

(a)	Represents depreciation and amortization, gains and losses on derivative and foreign exchange transactions, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Cash from operating activities remained strong throughout the 2009 to 2011 time period. Operating cash flow was favorably impacted in 2011, compared with 2010, by higher net income, changes in our working capital position, the timing of income tax payments and the amount of contributions into our defined benefit pension and postretirement benefit plans. The favorable changes in working capital were impacted by the change in the timing of the elective awards under our management incentive awards program, which shifted the payout of $253 million in awards from 2011 to the first quarter of 2012. The change in the cash flows for income tax receivables and payables in 2011 and 2010 was primarily related to the timing of discretionary pension contributions during 2010, as discussed further in the following paragraph.

Except for discretionary or accelerated fundings of our plans, contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans.

•

In 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan, which satisfied our 2011 contribution requirements and also approximately $440 million in contributions that would not have been required until after 2011.

•

In 2010, operating cash flow was reduced by $2.0 billion in discretionary contributions to our UPS Retirement and UPS Pension Plans, and $980 million in required contributions to our UPS IBT Pension Plan.

•	In 2009, operating cash flow was reduced by $778 million in required contributions to our UPS IBT Pension Plan.

•	The remaining contributions in the 2009 through 2011 period were largely due to contributions to our international pension plans and U.S. postretirement medical benefit plans.

As discussed further in the “Contractual Commitments” section, we have minimum funding requirements in the next several years, primarily related to the UPS IBT Pension, UPS Retirement and UPS Pension plans.

Investing Activities

Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	2011	2010	2009
Net cash used in investing activities	$(2,537)	$(654)	$(1,248)

Capital Expenditures:
Buildings and facilities	$(373)	$(352)	$(568)
Aircraft and parts	(598)	(416)	(611)
Vehicles	(659)	(339)	(209)
Information technology	(375)	(282)	(214)

	$(2,005)	$(1,389)	$(1,602)

Capital Expenditures as a % of Revenue	3.8%	2.8%	3.5%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$27	$304	$60
Net decrease in finance receivables	$184	$108	$261
Net (purchases) sales of marketable securities	$(413)	$30	$(11)
Cash received (paid) for business acquisitions and dispositions	$(73)	$63	$(9)
Other investing activities	$(257)	$230	$53

We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending increased in 2011 to support several growth initiatives. In 2010 and 2009, we had reduced capital spending to a level commensurate with our operating needs in the economic environment at that time. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2012 will be approximately $2.2 billion, or approximately 4% of revenue.

Capital spending on aircraft over the 2009 to 2011 period was largely due to scheduled deliveries of previous orders for the Boeing 767-300 and 747-400 aircraft. Capital spending on vehicles increased during 2010 and 2011 in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth.

Capital expenditures on buildings and facilities declined over the 2009 through 2011 period, primarily resulting from the completion of several large hub construction and expansion projects, including our Worldport hub expansion. In 2009, we completed the first phase of our Worldport expansion, which increased the sorting capacity by 15%. The final phase of the Worldport expansion was completed in 2010, with an additional sorting capacity of approximately 20%. We anticipate that capital spending on buildings and facilities will increase in 2012, due to expansion and new construction projects at facilities in Europe and Asia, including a $200 million expansion at our European air hub in Cologne, Germany during 2012 and 2013.

The 2010 increase in proceeds from the disposal of property, plant and equipment is largely due to real estate sales and the proceeds from insurance recoveries. The net decline in finance receivables in the 2009 through 2011 period is primarily due to customer paydowns and loan sales activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period.

The cash paid for business acquisitions in 2011 was largely due to the acquisition of Pieffe Group in Italy. The cash received from business dispositions in 2010 was largely due to the sale of UPS Logistics Technologies, Inc. In 2009, the cash outflow for the purchase of Unsped Paket Servisi San ve Ticaret A.S. was largely offset by the cash received from the sale of the international franchise operations of our Mail Boxes Etc. unit.

Other investing activities include the cash settlement of derivative contracts used in our currency hedging programs, the timing of aircraft purchase contract deposits on our Boeing 767-300 and Boeing 747-400 aircraft orders, and the equity investments in five new leveraged aircraft leases. We received (paid) cash related to purchases and settlements of energy and currency derivative contracts used in our hedging programs of $(78), $111 and $117 million during 2011, 2010 and 2009, respectively.

Financing Activities

Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	2011	2010	2009
Net cash used in financing activities	$(4,862)	$(1,346)	$(3,045)

Share Repurchases:
Cash expended for shares repurchased	$(2,665)	$(817)	$(561)
Number of shares repurchased	(38.7)	(12.4)	(10.9)
Shares outstanding at year-end	963	991	994
Percent reduction in shares outstanding	(2.8)%	(0.3)%	(0.2)%

Dividends:
Dividends declared per share	$2.08	$1.88	$1.80
Cash expended for dividend payments	$(1,997)	$(1,818)	$(1,751)

Borrowings:
Net borrowings (repayments) of debt principal	$(95)	$1,246	$(522)

Other Financing Activities:
Cash received for common stock issuances	$290	$218	$149
Other financing activities	$(395)	$(175)	$(360)

Capitalization:
Total debt outstanding at year-end	$11,128	$10,846	$9,521
Total shareowners’ equity at year-end	7,108	8,047	7,696

Total capitalization	$18,236	$18,893	$17,217

Debt to Total Capitalization %	61.0%	57.4%	55.3%

In January 2008, the Board of Directors approved an increase in our share repurchase authorization to $10.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. As a result of the uncertain economic environment in 2010 and 2009, we slowed our share repurchase activity, and repurchased shares at a rate that approximately offset the dilution from our stock compensation programs. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. As of December 31, 2011, we had $2.525 billion of our share repurchase authorization remaining. In 2012, pending Board of Directors approval of an additional share repurchase authorization, we anticipate repurchasing approximately $2.7 billion in shares.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2012, we increased our quarterly dividend payment from $0.52 to $0.57 per share, a 10% increase.

Issuances of debt in 2011 consisted primarily of commercial paper and five new aircraft leases. In 2010 and 2009, we completed senior fixed rate note offerings of $2.0 billion in each year. These note offerings were used for various purposes, including discretionary contributions to UPS-sponsored pension plans, the retirement of existing debt instruments and other general corporate purposes.

Repayments of debt in 2011, 2010 and 2009 consisted primarily of paydowns of commercial paper, early redemptions of our UPS Notes program and certain facilities bonds, and scheduled principal payments on our capitalized lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

We had no commercial paper outstanding at December 31, 2011 and $341 million outstanding at December 31, 2010. The amount of commercial paper outstanding fluctuates throughout each year based on daily liquidity needs. The average commercial paper balance was $849 million and the average interest rate paid was 0.08% in 2011 ($947 million and 0.14% in 2010, respectively).

Cash received from common stock issuances to employees increased primarily due to additional stock option exercises in 2011 and 2010. The cash outflows in other financing activities are largely due to repurchases of shares from employees to satisfy tax withholding obligations, as well as certain hedging activities on forecasted debt issuances and premiums paid on capped call options for the purchase of UPS class B shares. In conjunction with the senior fixed rate debt offerings in 2010 and 2009, we settled several interest rate derivatives that were designated as hedges of these debt offerings, which resulted in cash inflows (outflows) of $7 and $(243) million, respectively. As of December 31, 2011, we had paid premiums of $200 million on capped call options for the purchase of 3.3 million class B shares that will settle in the first half of 2012.

Sources of Credit

We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. As of December 31, 2011, we had no commercial paper outstanding. The amount of commercial paper outstanding in 2012 is expected to fluctuate. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2011.

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2011.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2011.

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of December 31, 2011 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2011, 10% of net tangible assets is equivalent to $2.550 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of December 31, 2011, our net worth, as defined, was equivalent to $10.138 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Guarantees and Other Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

Contractual Commitments

We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2011 (in millions):

Commitment Type	2012	2013	2014	2015	2016	After 2016	Total
Capital Leases	$59	$56	$51	$50	$48	$474	$738
Operating Leases	329	257	192	140	97	393	1,408
Debt Principal	—	1,750	1,000	100	—	7,366	10,216
Debt Interest	315	292	263	257	257	4,622	6,006
Purchase Commitments	517	453	32	16	34	—	1,052
Pension Fundings	355	738	1,081	702	1,161	1,818	5,855
Other Liabilities	67	64	58	43	23	15	270

Total	$1,642	$3,610	$2,677	$1,308	$1,620	$14,688	$25,545

Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in Note 8 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2011. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.

Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for aircraft, engines, and parts. As of December 31, 2011, we have firm commitments to purchase 15 Boeing 767-300ER freighters to be delivered between 2012 and 2013. These aircraft purchase orders will provide for anticipated future growth.

Pension fundings represent the anticipated required cash contributions that will be made to our qualified pension plans. These contributions include those to the UPS IBT Pension Plan, the UPS Pension Plan and the UPS Retirement Plan. These plans are discussed further in Note 5 to the consolidated financial statements. The pension funding requirements were estimated under the provisions of the Pension Protection Act of 2006 and the Employee Retirement Income Security Act of 1974, using discount rates, asset returns and other assumptions appropriate for these plans. To the extent that the funded status of these plans in future years differs from our current projections, the actual contributions made in future years could materially differ from the amounts shown in the table above. Additionally, we have not included minimum funding requirements beyond 2017, because these projected contributions are not reasonably determinable.

We are not subject to any minimum funding requirement for cash contributions in 2012 in the UPS Retirement Plan or UPS Pension Plan. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns and discount rates. A sustained significant decline in the world equity markets, and the resulting impact on our pension assets and investment returns, could result in our domestic pension plans being subject to significantly higher minimum funding requirements. Such an outcome could have a material adverse impact on our financial position and cash flows in future periods.

As discussed in Note 6 to our consolidated financial statements, we are not currently subject to any minimum contributions or surcharges with respect to the multiemployer pension and health and welfare plans in which we participate. Contribution rates to these multiemployer pension and health and welfare plans are established through the collective bargaining process. As we are not subject to any minimum contribution levels, we have not included any amounts in the contractual commitments table with respect to these multiemployer plans.

The contractual payments due for “other liabilities” primarily include commitment payments related to our investment in certain partnerships. The table above does not include approximately $252 million of liabilities for uncertain tax positions because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, we also have recognized assets associated with uncertain tax positions in excess of the related liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. Uncertain tax positions are further discussed in Note 13 to the consolidated financial statements.

As of December 31, 2011, we had outstanding letters of credit totaling approximately $1.551 billion issued in connection with routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2011, we had $583 million of surety bonds written. As of December 31, 2011, we had unfunded loan commitments totaling $248 million associated with our financial business.

We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures, for the foreseeable future.

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

UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises—Morgate and Samica. We prevailed at the trial court level in both cases, and plaintiffs appealed. Morgate was filed in March 2003. The plaintiffs are 125 individual franchisees who did not rebrand and a certified class of all franchisees who did rebrand to The UPS Store. A bellwether trial for three individual plaintiffs was set for early 2010, but the trial court entered judgment against one of the three plaintiffs prior to trial, which was affirmed in January 2012. The trial court also granted our motion for summary judgment against the members of the certified class, which was reversed in January 2012. The remainder of the case has been stayed pending appeal. Samica was filed in March 2006. The plaintiffs are 250 individual The UPS Store franchisees who either elected to rebrand or purchased new The UPS Store franchises. Summary judgment was granted in UPS’s favor and affirmed on appeal in December 2011. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) three separate components of these cases are being appealed to federal and state courts following decisions favorable to UPS and we cannot predict the final outcomes of these appeals; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present if any aspects of these cases proceed forward. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than that reported by the shipper. On June 1, 2011, we reached an agreement in principle to settle the case for an immaterial amount. The settlement has been preliminarily approved, and remains subject to a final fairness hearing.

In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third party negotiators retained by shippers and/or to monopolize a so-called market for shipping consultation services. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has informed us that it has opened a civil investigation of our policies and practices for dealing with third party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) AFMS has not articulated any measure of damages; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

In October 2007, June 2008 and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. In February 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding. We received additional information requests from the Commission in January and July 2011, and we have responded to those requests.

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

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the magistrate judge recommended that the district court grant our motion to dismiss, with leave to amend, and the scope of the plaintiffs’ claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.

In June 2011, we received Internal Revenue Service (“IRS”) reports covering income taxes and excise taxes for tax years 2005 through 2007 and 2003 through 2007, respectively. The reports propose assessments related to amounts paid for software, research credit expenditures and deductibility of financing and post-acquisition integration costs as well as taxes on amounts paid for air transportation. Receipt of the reports represents only the conclusion of the examination process. We disagree with the proposed assessments related to these matters. Therefore, we have filed protests and protective tax refund claims. During the third quarter of 2011, the IRS responded to our protests and forwarded the cases to IRS Appeals. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we are vigorously defending these matters and believe that we have a number of meritorious legal defenses; (2) we have filed refund claims in excess of the proposed assessments; (3) there are unresolved questions of law and fact that could be of importance to the ultimate resolutions of these matters, including the calculation of any additional taxes and/or tax refunds; and (4) these matters are at the initial stage of a multi-level administrative appeals process that may ultimately be resolved by litigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

Collective Bargaining Agreements

As of December 31, 2011, we had approximately 245,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements run through July 31, 2013. We have approximately 2,700 pilots who are employed under a collective bargaining agreement with the IPA, which became amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,200 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the IAM. Our agreement with the IAM runs through July 31, 2014.

We participate in a number of trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations will remain in effect throughout the terms of the existing collective bargaining agreements.

Rate Adjustments

In November 2011, we announced an increase in base rates and changes in our fuel surcharge for package shipments that took effect January 2, 2012. UPS Ground service rates increased a net 4.9% through a combination of a 5.9% increase in rates and a 1% reduction in the index used to determine the ground fuel surcharge. UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and international air shipments originating in the United States (including Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard Service) increased a net 4.9%, through a combination of a 6.9% increase in base rates and a 2% reduction in the index used to determine the air fuel surcharge. These rate changes are customary and occur on an annual basis. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update regarding disclosure of an employer’s participation in multiemployer pension and health and welfare plans. This new guidance requires companies to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. Companies are required to disclose detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of the collective-bargaining agreements that require contributions to the plans. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in Note 6 to the consolidated financial statements.

In September 2011, the FASB issued an accounting standards update that amends the accounting guidance on goodwill impairment testing. This accounting standards update is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This accounting standards update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We adopted this accounting standards update and applied its provisions to certain of our reporting units for our annual goodwill impairment testing as of October 1, 2011.

Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.

Accounting Standards Issued But Not Yet Effective

Accounting pronouncements issued, but not effective until after December 31, 2011, are not expected to have a significant impact on our consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in Note 1 to our consolidated financial statements, the amounts of assets, liabilities, revenue, and expenses reported in our financial statements are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. Actual results could differ from our estimates, which would affect the related amounts reported in our consolidated financial statements. While estimates and judgments are applied in arriving at many reported amounts, we believe that the following matters may involve a higher degree of judgment and complexity.

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

The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self-insurance which are discussed further below, were not material to our financial position as of December 31, 2011. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2011, because a loss is not reasonably estimable.

Goodwill and Intangible Impairment

We perform impairment testing of goodwill for each of our reporting units on an annual basis. Our reporting units are comprised of the Europe, Asia, and Americas reporting units in the International Package reporting segment, and the Forwarding, Logistics, UPS Freight, MBE / The UPS Store and UPS Capital reporting units in the Supply Chain & Freight reporting segment. Our annual goodwill impairment testing date is October 1st for each reporting unit. In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We primarily determine the fair value of our reporting units using a discounted cash flow model (“DCF model”), and supplement this with observable valuation multiples for comparable companies, as applicable. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations.

None of the reporting units incurred any goodwill impairment charges in 2011, 2010 or 2009. Changes in our forecasts could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. As of our October 1, 2011 goodwill impairment testing date, our UPS Freight reporting unit’s fair value exceeded its carrying value by approximately 10%. The fair value of this reporting unit was negatively impacted in 2011 by the difficult market environment for the LTL industry, resulting in reduced equity valuations for market comparable companies. Several factors, including lower than expected revenues and/or operating margins, an increased cost of capital and higher than anticipated capital expenditure requirements, could result in the reporting unit’s fair value declining below its carrying value in a future period. Additionally, a sustained decline in the valuations of publicly-traded comparable companies in the LTL industry would also reduce the calculated fair value of this reporting unit. Our UPS Freight reporting unit has a total goodwill balance of $441 million as of December 31, 2011. A 10% decrease in the estimated fair value of our other reporting units as of our most recent goodwill testing date (October 1, 2011) would not result in a goodwill impairment charge.

Licenses with a carrying value of $5 million as of December 31, 2011 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our remaining recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. No impairments of indefinite-lived or finite-lived intangible assets were recognized in 2011, 2010 or 2009.

Self-Insurance Accruals

We self-insure costs associated with workers’ compensation claims, automotive liability, health and welfare and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

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

Fair Value Measurements

In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, other investments and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, pension assets and certain other investments. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates, interest rates and equity prices is presented in the “Market Risk” section of this report.

Pension and Postretirement Medical Benefits

Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, health care cost trend rates, inflation, compensation increase rates, expected returns on plan assets, mortality rates and other factors. The assumptions utilized in recording the obligations under our plans represent our best estimates, and we believe that they are reasonable, based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends.

Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and postretirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets.

In the fourth quarter of 2011, we elected to change our accounting methodologies for recognizing expense for our company-sponsored U.S. and International pension and other postretirement benefit plans. Previously, net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) were recognized over the average remaining service life of employees in each respective plan. Further, for our largest pension plan (the UPS Retirement Plan), we used a calculated value of plan assets reflecting changes in the fair value of plan assets over a five-year period.

Under our new accounting methods, we will recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of the corridor annually in the fourth quarter each year. These new accounting methods result in changes in the fair value of plan assets and net actuarial gains and losses being recognized in expense faster than our previous amortization method. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, will be recorded on a quarterly basis as ongoing pension expense (herein referred to as “ongoing expense” or “ongoing net periodic benefit cost”).

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, expected return on assets, and health care cost trend rate for our pension and postretirement benefit plans, and the resulting increase (decrease) on our obligations and ongoing expense as of, and for the year ended, December 31, 2011 (in millions).

	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$(43)	$45
Effect on projected benefit obligation	(976)	1,017

Return on Assets:
Effect on ongoing net periodic benefit cost	(54)	54

Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	—	—
Effect on accumulated postretirement benefit obligation	(102)	105

Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on accumulated postretirement benefit obligation	15	(16)

Ongoing expense will increase in 2012 compared with 2011, due primarily to the decline in the U.S. discount rate used to determine expense from 5.95% for 2011 to 5.61% for 2012. This is partially offset by the contributions to the plans in 2011 that increased the expected return on assets used for expense calculation purposes.

Depreciation, Residual Value and Impairment of Fixed Assets

As of December 31, 2011, we had $17.621 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

In estimating the lives and expected residual values of aircraft, we have relied upon actual experience with the same or similar aircraft types. Subsequent revisions to these estimates could be caused by changes to our maintenance program, changes in the utilization of the aircraft, governmental regulations on aging aircraft and changing market prices of new and used aircraft of the same or similar types. We periodically evaluate these estimates and assumptions, and adjust the estimates and assumptions as necessary. Adjustments to the expected lives and residual values are accounted for on a prospective basis through depreciation expense.

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The circumstances that would indicate potential impairment may include, but are not limited to, a significant change in the extent to which an asset is utilized, a significant decrease in the market value of an asset and operating or cash flow losses associated with the use of the asset. In estimating cash flows, we project future volume levels for our different air express products in all geographic regions in which we do business. Adverse changes in these volume forecasts, or a shortfall of our actual volume compared with our projections, could result in our current aircraft capacity exceeding current or projected demand. This situation would lead to an excess of a particular aircraft type, resulting in an aircraft impairment charge or a reduction of the expected life of an aircraft type (thus resulting in increased depreciation expense).

In 2011 and 2010, there were no indicators of impairment in our aircraft fleet, and no impairment charges were recorded in either period. In 2009, we recorded a $181 million impairment charge, as described in the following paragraphs.

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

Allowance for Doubtful Accounts

Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Deterioration in macroeconomic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2011 and 2010 was $117 and $127 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2011, 2010 and 2009 was $147, $199 and $254 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 15 to the consolidated financial statements.

Commodity Price Risk

We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we periodically use a combination of option contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2011 and 2010, however, we had no commodity option contracts outstanding.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling and the Canadian Dollar. We use a combination of purchased and written options and forward contracts to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 24 months. Additionally, we utilize cross-currency interest rate swaps to hedge the currency risk inherent in the interest and principal payments associated with foreign currency denominated debt obligations. The terms of these swap agreements are commensurate with the underlying debt obligations.

Interest Rate Risk

We have issued debt instruments, including debt associated with capital leases, that accrue expense at fixed and floating rates of interest. We use a combination of interest rate swaps as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the associated debt. We also utilize forward starting swaps and similar instruments to lock in all or a portion of the borrowing cost of anticipated debt issuances. Our floating rate debt and interest rate swaps subject us to risk resulting from changes in short-term (primarily LIBOR) interest rates.

We also are subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized in future periods.

We have investments in debt securities, as well as cash-equivalent instruments, some of which accrue income at variable rates of interest. Additionally, we hold a portfolio of finance receivables that accrue income at fixed and floating rates of interest.

Equity Price Risk

We hold investments in various common equity securities that are subject to price risk. These securities are primarily in the form of equity index funds.

Sensitivity Analysis

The following analysis provides quantitative information regarding our exposure to commodity price risk, foreign currency exchange risk, interest rate risk and equity price risk embedded in our existing financial instruments. We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts.

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

	Shock-Test Result As of December 31,
(in millions)	2011	2010
Change in Fair Value:
Currency Derivatives(1)	$(64)	$(89)

Change in Annual Expense:
Variable Rate Debt(2)	$7	$10
Interest Rate Derivatives(2)	$71	$58

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.
(2)	The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).

The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our marketable securities due to changes in equity prices and interest rates, respectively, was not material as of December 31, 2011 or 2010. The sensitivity in the fair value and interest income of our finance receivables due to changes in interest rates was also not material as of December 31, 2011 or 2010.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Parcel Service, Inc. and its subsidiaries as of December 31, 2011, and the related statements of consolidated income, comprehensive income, and cash flows for the year ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding changes in certain of the Company’s methods of accounting for defined benefit pension and other postretirement benefit costs.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

February 27, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners

United Parcel Service, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of consolidated income, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its methods of accounting for defined benefit pension and other post-retirement benefit plan costs in 2011. Such changes are reflected in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, and the related statements of consolidated income, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/     Deloitte & Touche LLP

Atlanta, Georgia

February 27, 2012

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,034	$3,370
Marketable securities	1,241	711
Accounts receivable, net	6,246	5,627
Deferred income tax assets	611	659
Other current assets	1,152	1,202

Total Current Assets	12,284	11,569
Property, Plant and Equipment, Net	17,621	17,387
Goodwill	2,101	2,081
Intangible Assets, Net	585	599
Non-Current Investments and Restricted Cash	303	458
Other Non-Current Assets	1,807	1,503

Total Assets	$34,701	$33,597

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$33	$355
Accounts payable	2,300	1,974
Accrued wages and withholdings	1,843	1,505
Self-insurance reserves	781	725
Other current liabilities	1,557	1,343

Total Current Liabilities	6,514	5,902
Long-Term Debt	11,095	10,491
Pension and Postretirement Benefit Obligations	5,505	4,663
Deferred Income Tax Liabilities	1,900	1,870
Self-Insurance Reserves	1,806	1,809
Other Non-Current Liabilities	773	815
Shareowners’ Equity:
Class A common stock (240 and 258 shares issued in 2011 and 2010)	3	3
Class B common stock (725 and 735 shares issued in 2011 and 2010)	7	7
Additional paid-in capital	—	—
Retained earnings	10,128	10,604
Accumulated other comprehensive loss	(3,103)	(2,635)
Deferred compensation obligations	88	103
Less: Treasury stock (2 shares in 2011 and 2010)	(88)	(103)

Total Equity for Controlling Interests	7,035	7,979
Noncontrolling Interests	73	68

Total Shareowners’ Equity	7,108	8,047

Total Liabilities and Shareowners’ Equity	$34,701	$33,597

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue	$53,105	$49,545	$45,297
Operating Expenses:
Compensation and benefits	27,575	26,557	25,933
Repairs and maintenance	1,286	1,131	1,075
Depreciation and amortization	1,782	1,792	1,747
Purchased transportation	7,232	6,640	5,379
Fuel	4,046	2,972	2,365
Other occupancy	943	939	985
Other expenses	4,161	3,873	4,305

Total Operating Expenses	47,025	43,904	41,789

Operating Profit	6,080	5,641	3,508

Other Income and (Expense):
Investment income	44	3	10
Interest expense	(348)	(354)	(445)

Total Other Income and (Expense)	(304)	(351)	(435)

Income Before Income Taxes	5,776	5,290	3,073
Income Tax Expense	1,972	1,952	1,105

Net Income	$3,804	$3,338	$1,968

Basic Earnings Per Share	$3.88	$3.36	$1.97

Diluted Earnings Per Share	$3.84	$3.33	$1.96

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2011	2010	2009
Net income	$3,804	$3,338	$1,968
Change in foreign currency translation adjustment, net of tax	(92)	(105)	75
Change in unrealized gain (loss) on marketable securities, net of tax	(6)	39	33
Change in unrealized gain (loss) on cash flow hedges, net of tax	35	(39)	(93)
Change in unrecognized pension and postretirement benefit costs, net of tax	(405)	(813)	684

Comprehensive income	$3,336	$2,420	$2,667

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$3,804	$3,338	$1,968
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,782	1,792	1,747
Pension and postretirement benefit expense	1,660	1,136	1,165
Pension and postretirement benefit contributions	(1,436)	(3,240)	(924)
Self-insurance reserves	53	45	47
Deferred taxes, credits and other	241	919	362
Stock compensation expense	524	519	430
Asset impairment charges	—	—	181
Other (gains) losses	245	(13)	115
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(657)	(532)	(30)
Income taxes receivable	169	(146)	27
Other current assets	(62)	(60)	136
Accounts payable	249	265	(107)
Accrued wages and withholdings	339	98	(102)
Other current liabilities	186	(284)	184
Other operating activities	(24)	(2)	86

Net cash from operating activities	7,073	3,835	5,285

Cash Flows From Investing Activities:
Capital expenditures	(2,005)	(1,389)	(1,602)
Proceeds from disposals of property, plant and equipment	27	304	60
Purchases of marketable securities	(4,903)	(2,490)	(2,251)
Sales and maturities of marketable securities	4,490	2,520	2,240
Net decrease in finance receivables	184	108	261
Cash received (paid) for business acquisitions and dispositions	(73)	63	(9)
Other investing activities	(257)	230	53

Net cash used in investing activities	(2,537)	(654)	(1,248)

Cash Flows From Financing Activities:
Net change in short-term debt	(183)	(481)	(1,738)
Proceeds from long-term borrowings	279	2,195	3,160
Repayments of long-term borrowings	(191)	(468)	(1,944)
Purchases of common stock	(2,665)	(817)	(561)
Issuances of common stock	290	218	149
Dividends	(1,997)	(1,818)	(1,751)
Other financing activities	(395)	(175)	(360)

Net cash used in financing activities	(4,862)	(1,346)	(3,045)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(10)	(7)	43

Net Increase (Decrease) In Cash And Cash Equivalents	(336)	1,828	1,035
Cash And Cash Equivalents:
Beginning of period	3,370	1,542	507

End of period	$3,034	$3,370	$1,542

Cash Paid During The Period For:
Interest (net of amount capitalized)	$248	$340	$390

Income taxes	$1,527	$1,312	$443

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statements and Business Activities

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of United Parcel Service, Inc., and all of its consolidated subsidiaries (collectively “UPS” or the “Company”). All intercompany balances and transactions have been eliminated.

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

We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

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

Our total allowance for doubtful accounts as of December 31, 2011 and 2010 was $117 and $127 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2011, 2010 and 2009 was $147, $199 and $254 million, respectively.

Inventories

Jet fuel, diesel, and unleaded gasoline inventories are valued at the lower of average cost or market. Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Total inventories were $345 and $319 million as of December 31, 2011 and 2010, respectively, and are included in “other current assets” on the consolidated balance sheet.

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

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $17, $18 and $37 million for 2011, 2010, and 2009, respectively.

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing for recoverability of a significant asset group within a reporting unit. If this qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds its calculated fair value, then the second step is performed, and an impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. We primarily determine the fair value of our reporting units using a discounted cash flow model, and supplement this with observable valuation multiples for comparable companies, as applicable.

Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, non-compete agreements and franchise rights are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 20 years. Capitalized software is amortized over periods ranging from 3 to 5 years.

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

Pension and Postretirement Benefits

We incur certain employment-related expenses associated with pension and postretirement medical benefits. These pension and postretirement medical benefit costs for company-sponsored benefit plans are calculated using various actuarial assumptions and methodologies, including discount rates, expected returns on plan assets, health care cost trend rates, inflation, compensation increase rates, mortality rates, and other factors. Actuarial assumptions are reviewed on an annual basis, unless circumstances require an interim remeasurement date for any of our plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We participate in a number of trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. Our contributions to these plans are determined in accordance with the respective collective bargaining agreements. We recognize expense for the contractually required contribution for each period, and we recognize a liability for any contributions due and unpaid (included in “other current liabilities”).

In the fourth quarter of 2011, we elected to change our accounting methodologies for recognizing expense for our company-sponsored U.S. and international pension and other postretirement benefit plans. Previously, net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) were recognized over the average remaining service life of employees in each respective plan. Further, for our largest pension plan (the UPS Retirement Plan), we used a calculated value of plan assets reflecting changes in the fair value of plan assets over a five-year period.

Under our new accounting methods, we will recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of the corridor annually in the fourth quarter each year. These new accounting methods result in changes in the fair value of plan assets and net actuarial gains and losses being recognized in expense faster than our previous amortization method. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, will be recorded on a quarterly basis as ongoing pension expense. While the historical policy of recognizing pension and other postretirement benefit expense was considered acceptable, we believe that these new policies are preferable as they accelerate the recognition in our operating results of changes in the fair value of plan assets and actuarial gains and losses outside the corridor.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These changes have been reported through retrospective application of the new policies to all periods presented. We recorded a cumulative reduction of retained earnings as of January 1, 2009 of $3.226 billion related to these changes in accounting methodology. The impact of all adjustments made to the financial statements presented is summarized below (amounts in millions, except per share data):

	2011		2010		2009
	Recognized Under Previous Method	Recognized Under New Method	Previously Reported	Adjusted	Previously Reported	Adjusted
Statements of Consolidated Income:
Operating Expenses:
Compensation and benefits	$26,935	$27,575	$26,324	$26,557	$25,640	$25,933
Operating Profit	6,720	6,080	5,874	5,641	3,801	3,508
Income Before Income Taxes	6,416	5,776	5,523	5,290	3,366	3,073
Income Tax Expense	2,203	1,972	2,035	1,952	1,214	1,105

Net Income	$4,213	$3,804	$3,488	$3,338	$2,152	$1,968

Per Share Amounts:
Basic Earnings Per Share	$4.29	$3.88	$3.51	$3.36	$2.16	$1.97
Diluted Earnings Per Share	$4.25	$3.84	$3.48	$3.33	$2.14	$1.96
Statements of Consolidated Comprehensive Income:
Net Income	$4,213	$3,804	$3,488	$3,338	$2,152	$1,968
Change in Unrecognized Pension and Postretirement Benefit Costs, Net of Tax	(814)	(405)	(963)	(813)	500	684
Consolidated Balance Sheet:
Accumulated Other Comprehensive Income (Loss)	$(7,072)	$(3,103)	$(6,195)	$(2,635)	$(5,127)	$(1,717)
Retained Earnings	14,097	10,128	14,164	10,604	12,745	9,335
Statement of Consolidated Cash Flows:
Cash Flows From Operating Activities:
Net Income	$4,213	$3,804	$3,488	$3,338	$2,152	$1,968
Pension and Postretirement Benefit Expense	1,020	1,660	903	1,136	872	1,165
Deferred Taxes, Credits and Other	472	241	1,002	919	471	362

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Net currency transaction gains and losses included in other operating expenses were pre-tax gains (losses) of $(1), $7 and $(45) million in 2011, 2010 and 2009, respectively.

Stock-Based Compensation

All share-based awards to employees are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We issue employee share-based awards under the UPS Incentive Compensation Plan that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. Compensation cost is recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property, plant, and equipment, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. A general description of the valuation methodologies used for assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy, is included in each footnote with fair value measurements present.

Derivative Instruments

All financial derivative instruments are recorded on our consolidated balance sheets at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through income, or are recorded in AOCI until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update regarding disclosure of an employer’s participation in multiemployer pension and health and welfare plans. This new guidance requires companies to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. Companies are required to disclose detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of the collective-bargaining agreements that require contributions to the plans. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in Note 6.

In September 2011, the FASB issued an accounting standards update that amends the accounting guidance on goodwill impairment testing. This accounting standards update is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This accounting standards update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We adopted this accounting standards update and applied its provisions to certain of our reporting units for our annual goodwill impairment testing as of October 1, 2011.

Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.

Accounting Standards Issued But Not Yet Effective

Accounting pronouncements issued, but not effective until after December 31, 2011, are not expected to have a significant impact on our consolidated financial position or results of operations.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. CASH AND INVESTMENTS

The following is a summary of marketable securities classified as available-for-sale at December 31, 2011 and 2010 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2011
Current marketable securities:
U.S. government and agency debt securities	$184	$3	$—	$187
Mortgage and asset-backed debt securities	188	4	(1)	191
Corporate debt securities	835	4	(2)	837
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	10	1	—	11

Total marketable securities	$1,232	$12	$(3)	$1,241

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2010
Current marketable securities:
U.S. government and agency debt securities	$207	$1	$(2)	$206
Mortgage and asset-backed debt securities	220	3	(1)	222
Corporate debt securities	179	5	(1)	183
U.S. state and local municipal debt securities	33	—	—	33
Other debt and equity securities	62	5	—	67

Current marketable securities	701	14	(4)	711
Non-current marketable securities:
Mortgage and asset-backed debt securities	79	2	(2)	79
U.S. state and local municipal debt securities	49	2	(6)	45
Common equity securities	20	14	—	34
Preferred equity securities	16	1	(3)	14

Non-current marketable securities	164	19	(11)	172

Total marketable securities	$865	$33	$(15)	$883

The gross realized gains on sales of marketable securities totaled $49, $24 and $16 million in 2011, 2010, and 2009, respectively. The gross realized losses totaled $20, $18 and $12 million in 2011, 2010 and 2009, respectively. There were no impairment losses recognized on marketable securities during 2011, while impairment losses totaled $21 and $17 million during 2010 and 2009 (discussed further below), respectively.

Auction Rate Securities

During 2011, we sold all remaining investments in auction rate securities, which had been classified as non-current marketable securities as of December 31, 2010. These sales did not have a material impact on our statement of consolidated income.

Investment Other-Than-Temporary Impairments

We have concluded that no other-than-temporary impairment losses existed as of December 31, 2011. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

During the second quarter of 2010, we recorded impairment losses on certain asset-backed auction rate securities. The impairment charge resulted from provisions that allow the issuers of the securities to subordinate our holdings to newly issued debt or to tender for the securities at less than their par value. These securities, which had a cost basis of $128 million, were written down to their fair value of $107 million as of June 30, 2010, as an other-than-temporary impairment. The $21 million total impairment charge during the second quarter was recorded as a loss in investment income on the statement of consolidated income.

During the second quarter of 2009, we recorded impairment losses on certain perpetual preferred securities, and an auction rate security collateralized by preferred securities, issued by large financial institutions. The impairment charge resulted from conversion offers from the issuers of these securities at prices well below the stated redemption value of the preferred shares. These securities, which had a cost basis of $42 million, were written down to their fair value of $25 million as of June 30, 2009, as an other-than-temporary impairment. The $17 million total impairment charge during the second quarter was recorded as a loss in investment income on the statement of consolidated income.

Unrealized Losses

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2011 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$34	$—	$—	$—	$34	$—
Mortgage and asset-backed debt securities	10	—	11	(1)	21	(1)
Corporate debt securities	621	(2)	7	—	628	(2)
U.S. state and local municipal debt securities	—	—	—	—	—	—
Other debt securities	2	—	1	—	3	—

Total debt securities	667	(2)	19	(1)	686	(3)
Common equity securities	—	—	—	—	—	—

	$667	$(2)	$19	$(1)	$686	$(3)

The unrealized losses for the U.S. government and agency debt securities, mortgage and asset-backed debt securities, corporate debt securities and other debt securities primarily relate to holdings of various fixed income securities, and are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturity Information

The amortized cost and estimated fair value of marketable securities at December 31, 2011, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$669	$668
Due after one year through three years	207	207
Due after three years through five years	51	51
Due after five years	303	313

	1,230	1,239
Equity securities	2	2

	$1,232	$1,241

Non-Current Investments and Restricted Cash

Restricted cash and cash equivalents relate to our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide cash collateral to the insurance carrier, which is reported in “Non-Current Investments and Restricted Cash” on our consolidated balance sheets. Additional cash collateral provided is reflected in other investing activities in the statements of consolidated cash flows. This restricted cash is invested in money market funds and similar cash equivalent type assets. As of December 31, 2011 and 2010, we had $286 million in restricted cash.

At December 31, 2011, we held a $17 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in investment income on the statements of consolidated income.

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

We classified our previous holdings of auction rate securities as utilizing Level 3 inputs, as their valuation required substantial judgment and estimation of factors that were not observable in the market due to the lack of trading in the securities. These securities were valued as of December 31, 2010 considering several factors, including the credit quality of the securities, the rate of interest received since the failed auctions began, the yields of securities similar to the underlying auction rate securities and the input of broker-dealers in these securities.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
2011
Marketable Securities:
U.S. Government and Agency Debt Securities	$187	$—	$—	$187
Mortgage and Asset-Backed Debt Securities	—	191	—	191
Corporate Debt Securities	—	837	—	837
U.S. State and Local Municipal Debt Securities	—	15	—	15
Other Debt and Equity Securities	—	11	—	11

Total Marketable Securities	187	1,054	—	1,241
Other investments	17	—	217	234

Total	$204	$1,054	$217	$1,475

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
2010
Marketable Securities:
U.S. Government and Agency Debt Securities	$206	$—	$—	$206
Mortgage and Asset-Backed Debt Securities	—	222	79	301
Corporate Debt Securities	—	183	—	183
U.S. State and Local Municipal Debt Securities	—	33	45	78
Other Debt and Equity Securities	41	60	14	115

Total Marketable Securities	247	498	138	883
Other investments	—	—	267	267

Total	$247	$498	$405	$1,150

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the years ended December 31, 2011 and 2010 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2010	$216	$301	$517
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	(27)	(34)	(61)
Included in accumulated other comprehensive income (pre-tax)	59	—	59
Purchases	—	—	—
Settlements	(110)	—	(110)

Balance on December 31, 2010	$138	$267	$405

Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(50)	(50)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	(138)	—	(138)

Balance on December 31, 2011	$—	$217	$217

NOTE 3. FINANCE RECEIVABLES

The following is a summary of finance receivables at December 31, 2011 and 2010 (in millions):

	2011	2010
Commercial term loans	$197	$266
Other financing receivables	154	245

Gross finance receivables	351	511
Less: Allowance for credit losses	(16)	(20)

Balance at December 31	$335	$491

Our finance receivables portfolio consists of two product groups: commercial term loans and other financing receivables. Other financing receivables consist of investments in finance leases, asset-based lending, cargo finance and receivable factoring. The current portion of finance receivables is included in “Other current assets” and the non-current portion of finance receivables is included in “Other non-current assets” on our consolidated balance sheets. Outstanding receivable balances at December 31, 2011 and 2010 are net of unearned income of $12 and $15 million, respectively.

When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client, which is recorded in accounts payable on the consolidated balance sheets. As of December 31, 2011 and 2010, the amounts due to clients under our factoring programs were $79 and $71 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a rollforward of the allowance for credit losses on finance receivables (in millions):

	2011	2010
Balance at January 1	$20	$31
Provisions charged to operations	4	10
Charge-offs, net of recoveries	(8)	(21)

Balance at December 31	$16	$20

We use a multiple tier risk assessment matrix to grade and monitor asset quality. The primary assessments are made to determine the degree of risk that an obligor may default in principal or interest payments and the potential range of loss in the event of default. The risk assessment categories are:

•	U.S. Government Guaranteed—Payments are guaranteed by the Small Business Administration or U.S. Department of Agriculture, and no loss is likely.

•	Acceptable Risk—Payments are current, and no loss is likely.

•	Sub-Standard Risk—In default or high probability of default, but loss is unlikely.

•	Classified—In default, loss is probable, specific allowance for loss is assigned.

The following is an allocation of the finance receivables portfolio by risk rating category as of December 31, 2011 (in millions):

	Commercial Lending	Other Financing Receivables	Total
U.S. Government guaranteed	$62	$—	$62
Acceptable risk	119	151	270
Sub-standard risk	7	3	10
Classified	9	—	9

	$197	$154	$351

The following is an aging analysis of our finance receivables as of December 31, 2011 (in millions):

	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due	Current	Total Finance Receivables
Commercial term loans:
U.S. Government guaranteed	$1	$—	$30	$31	$62
Other unguaranteed	—	5	15	115	135
Other financing receivables	—	—	1	153	154

Total finance receivables	$1	$5	$46	$299	$351

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of impaired finance receivables as of December 31, 2011 (in millions):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with related allowance	$9	$36	$7	$14	$—
Impaired loans with no related allowance	7	80	—	12	—
Impaired loans with U.S. government guarantee	35	35	—	51	—

Total impaired loans	$51	$151	$7	$77	$—

The carrying value of finance receivables at December 31, 2011, by contractual maturity, is shown below (in millions). Actual maturities may differ from contractual maturities because some borrowers have the right to prepay these receivables without prepayment penalties.

Carrying Value
Due in one year or less	$130
Due after one year through three years	33
Due after three years through five years	28
Due after five years	160

$351

Based on interest rates for financial instruments with similar terms and maturities, the estimated fair value of finance receivables is approximately $335 and $491 million as of December 31, 2011 and 2010, respectively. At December 31, 2011, we had unfunded loan commitments totaling $248 million, consisting of standby letters of credit of $29 million and other unfunded lending commitments of $219 million.

During 2009, impaired finance receivables with a carrying amount of $13 million were written down to a net fair value of $8 million, based on the fair value for the related collateral which was determined using unobservable inputs (Level 3).

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including both owned assets as well as assets subject to capital leases, consists of the following as of December 31 (in millions):

	2011	2010
Vehicles	$5,981	$5,519
Aircraft	14,616	14,063
Land	1,114	1,081
Buildings	3,095	3,102
Building and leasehold improvements	2,943	2,860
Plant equipment	6,803	6,656
Technology equipment	1,593	1,552
Equipment under operating leases	93	122
Construction-in-progress	303	265

	36,541	35,220
Less: Accumulated depreciation and amortization	(18,920)	(17,833)

	$17,621	$17,387

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. In 2011 and 2010, there were no indicators of impairment in our aircraft fleet, and no impairment charges were recorded in either period. In 2009, we recorded a $181 million impairment charge, as described in the following paragraphs.

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

Based on the factors noted above, as well as FAA aging aircraft directives that would require significant future maintenance expenditures, we determined that a triggering event had occurred that required an impairment assessment of our McDonnell-Douglas DC-8-71 and DC-8-73 aircraft fleets. We conducted an impairment analysis as of March 31, 2009, and determined that the carrying amount of these fleets was not recoverable due to the accelerated expected retirement dates of the aircraft. Based on anticipated residual values for the airframes, engines and parts, we recognized an impairment charge of $181 million in the first quarter of 2009. This charge is included in the caption “Other expenses” in the statement of consolidated income, and impacted our U.S. Domestic Package segment. The DC-8 fleets were subsequently retired from service. We currently continue to utilize and operate all of our other aircraft fleets.

The impaired airframes, engines and parts had a net carrying value of $192 million, and were written down to an aggregate fair value of $11 million. The fair values for the impaired airframes, engines, and parts were determined using unobservable inputs (Level 3).

NOTE 5. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

We sponsor various retirement and pension plans, including defined benefit and defined contribution plans which cover our employees worldwide.

U.S. Pension Benefits

In the U.S. we maintain the following single-employer defined benefit pension plans: UPS Retirement Plan, UPS Pension Plan, UPS IBT Pension Plan and the UPS Excess Coordinating Benefit Plan, a non-qualified plan.

The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries who are not members of a collective bargaining unit, as well as certain employees covered by a collective bargaining agreement. This plan generally provides for retirement benefits based on average compensation levels earned by employees prior to retirement. Benefits payable under this plan are subject to maximum compensation limits and the annual benefit limits for a tax qualified defined benefit plan as prescribed by the Internal Revenue Service (“IRS”).

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

The UPS IBT Pension Plan is noncontributory and includes employees that were previously members of the Central States, Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan, in addition to other eligible employees who are covered under certain collective bargaining agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Postretirement Medical Benefits

We also sponsor postretirement medical plans in the U.S. that provide health care benefits to our retirees who meet certain eligibility requirements and who are not otherwise covered by multiemployer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to collective bargaining agreements. We have the right to modify or terminate certain of these plans. These benefits have been provided to certain retirees on a noncontributory basis; however, in many cases, retirees are required to contribute all or a portion of the total cost of the coverage.

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

Defined Contribution Plans

We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. In early 2009, we suspended the company matching contributions to the primary employee defined contribution plan. A revised program of company matching contributions was reinstated effective January 1, 2011. Matching contributions charged to expense were $80, $4 and $21 million for 2011, 2010 and 2009, respectively.

Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $76, $78 and $80 million for 2011, 2010, and 2009, respectively.

Net Periodic Benefit Cost

Information about net periodic benefit cost for the company-sponsored pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Periodic Cost:
Service cost	$870	$723	$689	$89	$86	$85	$34	$24	$17
Interest cost	1,309	1,199	1,130	207	214	211	39	34	28
Expected return on assets	(1,835)	(1,381)	(1,151)	(16)	(22)	(27)	(43)	(36)	(26)
Amortization of:
Transition obligation	—	—	4	—	—	—	—	—	—
Prior service cost	171	172	178	7	4	6	1	1	1
Actuarial (gain) loss	736	70	—	—	—	—	91	42	16
Other	—	—	3	—	—	—	—	6	1

Net periodic benefit cost	$1,251	$783	$853	$287	$282	$275	$122	$71	$37

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.98%	6.58%	6.75%	5.77%	6.43%	6.66%	5.36%	5.84%	6.17%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A	3.57%	3.62%	3.65%
Expected return on assets	8.75%	8.75%	8.96%	8.75%	8.75%	9.00%	7.31%	7.25%	7.09%

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	5.64%	5.98%	5.47%	5.77%	4.63%	5.36%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	3.58%	3.57%

A discount rate is used to determine the present value of our future benefit obligations. To determine our discount rate for our U.S. pension and other postretirement benefit plans, we use a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach reflects the process we would employ to settle our pension and postretirement benefit obligations. For our international plans, the discount rate is determined by matching the expected cash flows of a sample plan of similar duration to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. For 2011, each basis point increase in the discount rate decreases the projected benefit obligation by approximately $39 million and $4 million for pension and postretirement medical benefits, respectively. These assumptions are updated each measurement date, which is typically annually.

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

Health care cost trends are used to project future postretirement benefits payable from our plans. For year-end 2011 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 8.0%, decreasing to 5.0% by the year 2018 and with consistent annual increases at those ultimate levels thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trends can have a significant effect on the amounts reported for the U.S. postretirement medical plans. A one-percent change in assumed health care cost trend rates would have had the following effects on 2011 results (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$6	$(6)
Effect on postretirement benefit obligation	$61	$(65)

Benefit Obligations and Fair Value of Plan Assets

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of the respective measurement dates in each year (in millions).

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Benefit Obligations:
Projected benefit obligation at beginning of year	$21,342	$17,763	$3,597	$3,336	$680	$575
Service cost	870	723	89	86	34	24
Interest cost	1,309	1,199	207	214	39	34
Gross benefits paid	(657)	(574)	(219)	(207)	(15)	(13)
Plan participants’ contributions	—	—	16	17	1	1
Plan amendments	3	(7)	(24)	8	7	—
Actuarial (gain)/loss	1,519	2,238	170	142	99	58
Foreign currency exchange rate changes	—	—	—	—	(4)	(4)
Curtailments and settlements	—	—	—	—	—	(1)
Other	—	—	—	1	—	6

Projected benefit obligation at end of year	$24,386	$21,342	$3,836	$3,597	$841	$680

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$20,092	$15,351	$233	$298	$561	$481
Actual return on plan assets	1,956	2,215	9	30	10	48
Employer contributions	1,272	3,100	108	95	56	45
Plan participants’ contributions	—	—	16	17	1	1
Gross benefits paid	(657)	(574)	(219)	(207)	(15)	(13)
Foreign currency exchange rate changes	—	—	—	—	—	—
Curtailments and settlements	—	—	—	—	—	(1)
Other	—	—	27	—	—	—

Fair value of plan assets at end of year	$22,663	$20,092	$174	$233	$613	$561

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status

The following table discloses the funded status of our plans and the amounts recognized in our balance sheet as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2011	2010	2011	2010	2011	2010
Funded Status:
Fair value of plan assets	$22,663	$20,092	$174	$233	$613	$561
Benefit obligation	(24,386)	(21,342)	(3,836)	(3,597)	(841)	(680)

Funded status recognized at December 31	$(1,723)	$(1,250)	$(3,662)	$(3,364)	$(228)	$(119)

Funded Status Amounts Recognized in our Balance Sheet:
Other non-current assets	$—	$42	$—	$—	$1	$1
Other current liabilities	(13)	(11)	(93)	(99)	(3)	(3)
Pension and postretirement benefit obligations	(1,710)	(1,281)	(3,569)	(3,265)	(226)	(117)

Net liability at December 31	$(1,723)	$(1,250)	$(3,662)	$(3,364)	$(228)	$(119)

Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(1,492)	$(1,660)	$(82)	$(113)	$(14)	$(8)
Unrecognized net actuarial loss	(2,439)	(1,777)	(307)	(157)	(52)	(22)

Gross unrecognized cost at December 31	(3,931)	(3,437)	(389)	(270)	(66)	(30)
Deferred tax asset at December 31	1,479	1,292	146	102	16	3

Net unrecognized cost at December 31	$(2,452)	$(2,145)	$(243)	$(168)	$(50)	$(27)

The accumulated benefit obligation for our pension plans as of the measurement dates in 2011 and 2010 was $23.307 and $20.241 billion, respectively.

Benefit payments under the pension plans include $14 million paid from employer assets in both 2011 and 2010. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $108 and $94 million paid from employer assets in 2011 and 2010, respectively. Such benefit payments from employer assets are also categorized as employer contributions.

At December 31, 2011 and 2010, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2011	2010	2011	2010
U.S. Pension Benefits
Projected benefit obligation	$24,386	$3,227	$7,499	$3,227
Accumulated benefit obligation	22,574	3,195	7,395	3,195
Fair value of plan assets	22,663	1,934	6,646	1,934

International Pension Benefits
Projected benefit obligation	$814	$662	$499	$362
Accumulated benefit obligation	714	323	448	323
Fair value of plan assets	594	543	296	257

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase in U.S. pension benefits amounts where the projected benefit obligation exceeds the fair value of plan assets is due to the funded status for both the UPS Retirement Plan and UPS Pension Plan changing from overfunded at December 31, 2010 to underfunded at December 31, 2011.

The accumulated postretirement benefit obligation exceeds plan assets for all of our U.S. postretirement medical benefit plans.

Accumulated Other Comprehensive Income

The estimated amounts of prior service cost in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2012 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Prior service cost / (benefit)	$173	$5	$2

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of U.S. pension and postretirement benefit plan assets by asset category as of December 31, 2011 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2011	Target Allocation 2011
Asset Category:
Cash and cash equivalents	$74	$1	$—	$75	0.3%	0-5%
Equity Securities:
U.S. Large Cap	2,264	2,460	—	4,724
U.S. Small Cap	706	27	—	733
Global Equity	1,115	12	—	1,127
International Core	592	926	—	1,518
Emerging Markets	389	264	—	653
International Small Cap	362	165	—	527

Total Equity Securities	5,428	3,854	—	9,282	40.7	40-60

Fixed Income Securities:
U.S. Government Securities	3,412	1,217	—	4,629
Corporate Bonds	9	3,462	80	3,551
Municipal Bonds	—	104	—	104

Total Fixed Income Securities	3,421	4,783	80	8,284	36.3	20-40

Other Investments:
Hedge Funds	—	—	2,743	2,743	12.0	5-15
Real Estate	151	—	948	1,099	4.8	1-10
Private Equity	—	—	1,354	1,354	5.9	1-10

Total U.S. Plan Assets	$9,074	$8,638	$5,125	$22,837	100.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of U.S. pension and postretirement benefit plan assets by asset category as of December 31, 2010 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2010	Target Allocation 2010
Asset Category:
Cash and cash equivalents	$—	$579	$—	$579	2.9%	0-5%
Equity Securities:
U.S. Large Cap	4,897	—	—	4,897
U.S. Small Cap	874	—	—	874
International Core	1,219	920	—	2,139
Emerging Markets	528	281	—	809
International Small Cap	117	196	—	313

Total Equity Securities	7,635	1,397	—	9,032	44.4	40-60

Fixed Income Securities:
U.S. Government Securities	3,502	313	—	3,815
Corporate Bonds	608	1,694	193	2,495
Mortgage-Backed Securities	—	50	—	50

Total Fixed Income Securities	4,110	2,057	193	6,360	31.3	20-40

Other Investments:
Hedge Funds	—	—	2,023	2,023	10.0	5-15
Real Estate	98	135	789	1,022	5.0	1-10
Private Equity	—	—	1,309	1,309	6.4	1-10

Total U.S. Plan Assets	$11,843	$4,168	$4,314	$20,325	100.0%

There were no UPS class A or B shares of common stock directly held in plan assets as of December 31, 2011. Equity securities include UPS class A shares of common stock in the amount of $346 million (1.7% of total plan assets) as of December 31, 2010.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2011 and 2010, $3.895 and $3.766 billion of plan assets are held in commingled stock funds that hold U.S. and international public market securities. The plans held the right to liquidate positions in these commingled stock funds at any time, subject only to a brief notification period. No unfunded commitments existed with respect to these commingled stock funds at December 31, 2011.

The plans hold $2.302 and $2.098 billion of investments in limited partnership interests in various private equity and real estate funds. Limited provision exists for the redemption of these interests by the general partners that invest in these funds until the end of the term of the partnerships, typically ranging between 12 and 18 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. At December 31, 2011, unfunded commitments to such limited partnerships totaling approximately $701 million are expected to be contributed over the remaining investment period, typically ranging between three and six years.

At December 31, 2011 and 2010, $2.743 and $2.023 billion of plan investments are held in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while other funds allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to these hedge funds as of December 31, 2011.

The following tables presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2011 and 2010 (in millions):

	Corporate Bonds	Hedge Funds	Real Estate	Private Equity	Total
Balance on January 1, 2010	$201	$1,284	$550	$1,145	$3,180
Actual Return on Assets:
Assets Held at End of Year	(5)	129	100	177	401
Assets Sold During the Year	13	10	—	1	24
Purchases	41	711	152	149	1,053
Sales	(57)	(111)	(13)	(163)	(344)
Settlements	—	—	—	—	—
Transfers Into (Out of) Level 3	—	—	—	—	—

Balance on December 31, 2010	$193	$2,023	$789	$1,309	$4,314

Actual Return on Assets:
Assets Held at End of Year	(14)	122	144	145	397
Assets Sold During the Year	3	22	5	—	30
Purchases	57	757	150	164	1,128
Sales	(159)	(181)	(140)	(264)	(744)
Settlements	—	—	—	—	—
Transfers Into (Out of) Level 3	—	—	—	—	—

Balance on December 31, 2011	$80	$2,743	$948	$1,354	$5,125

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value disclosures above have not been provided for our international pension benefit plans since asset allocations are determined and managed at the individual country level. In general, the asset allocations for these plans are approximately 55% in equity securities, 35% in debt securities and 10% in other securities. The amount of assets having significant unobservable inputs (Level 3), if any, in these plans would be immaterial to our financial statements.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Employer Contributions:
2012 (expected) to plan trusts	$355	$371	$53
2012 (expected) to plan participants	13	101	3

Expected Benefit Payments:
2012	$708	$233	$18
2013	789	253	17
2014	873	230	19
2015	966	246	21
2016	1,065	260	23
2017 - 2021	7,112	1,466	153

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

NOTE 6. MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

We contribute to a number of multiemployer defined benefit plans under the terms of collective bargaining agreements that cover our union-represented employees. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discussion that follows sets forth the financial impact on our results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 from our participation in multiemployer benefit plans. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics and increased benefits to participants. However, all surcharges are subject to the collective bargaining process. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity would result from our participation in these plans.

The number of employees covered by our multiemployer plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of 2011, 2010 and 2009 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.

Multiemployer Pension Plans

The following table outlines our participation in multiemployer pension plans for the periods ended December 31, 2011, 2010 and 2009, and sets forth our calendar year contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2011 and 2010 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2011, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented.

Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rate are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2013, with the exception of the Automotive Industries Pension Plan and the IAM National Pension Fund / National Pension Plan which both have a July 31, 2014 expiration date. For all plans detailed in the following table, we provided more than 5 percent of the total plan contributions from all employers for 2011, 2010 and 2009 (as disclosed in the Form 5500 for each respective plan).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain plans have been aggregated in the “All Other Multiemployer Pension Plans” line in the following table, as the contributions to each of these individual plans are not material.

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/	(in millions) UPS Contributions			Surcharge
Pension Fund	Number	2011	2010	Implemented	2011	2010	2009	Imposed
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes/Implemented	$4	$3	$3	No
Automotive Industries Pension Plan	94-1133245-001	Red	Red	Yes/Implemented	4	4	4	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Yellow	No	27	26	25	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Green	Green	No	8	8	8	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes/Implemented	5	4	4	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Green	Green	No	25	24	22	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Yellow	Yellow	Yes/Implemented	74	70	66	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Yellow	Yellow	Yes/Implemented	58	56	52	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Red	Red	Yes/Implemented	84	84	83	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Yellow	No	26	24	22	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/Implemented	124	112	104	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes/Implemented	57	52	50	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Orange	Yes/Implemented	41	39	37	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Yellow	Red	Yes/Implemented	41	38	35	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Yellow	Yes/Implemented	33	31	30	No
Teamsters Negotiated Pension Plan	43-6196083-001	Red	Red	Yes/Implemented	22	20	19	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Yellow	Red	Yes/Implemented	12	12	12	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Red	Red	Yes/Implemented	57	59	61	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	476	449	427	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes/Implemented	21	20	19	No
All Other Multiemployer Pension Plans					44	51	42

				Total Contributions	$1,243	$1,186	$1,125

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiemployer Health and Welfare Plans

We also contribute to several multiemployer health and welfare plans that cover both active and retired employees. Health care benefits are provided to participants who meet certain eligibility requirements as covered under the applicable collective bargaining unit. The following table sets forth our calendar year plan contributions. Certain plans have been aggregated in the “All Other Multiemployer Health and Welfare Plans” line in the table, as the contributions to each of these individual plans are not material.

	(in millions) UPS Contributions
Health and Welfare Fund	2011	2010	2009
Bay Area Delivery Drivers	$27	$26	$22
Central Pennsylvania Teamsters Health & Pension Fund	18	17	16
Central States, South East & South West Areas Health and Welfare Fund	452	441	428
Delta Health Systems—East Bay Drayage Drivers	17	15	16
Employer—Teamster Local Nos. 175 & 505	8	7	6
Joint Council #83 Health & Welfare Fund	25	25	25
Local 191 Teamsters Health Fund	9	9	8
Local 401 Teamsters Health & Welfare Fund	6	5	5
Local 804 Welfare Trust Fund	58	54	51
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	28	27	27
Montana Teamster Employers Trust	6	6	6
Northern California General Teamsters (DELTA)	73	70	69
New York State Teamsters Health & Hospital Fund	41	40	37
North Coast Benefit Trust	7	7	6
Northern New England Benefit Trust	32	31	30
Oregon / Teamster Employers Trust	27	25	23
Teamsters 170 Health & Welfare Fund	12	12	12
Teamsters Benefit Trust	29	27	26
Teamsters Local 251 Health & Insurance Plan	10	10	10
Teamsters Local 404 Health & Insurance Plan	6	6	5
Teamsters Local 638 Health Fund	28	27	27
Teamsters Local 639—Employers Health & Pension Trust Funds	22	21	20
Teamsters Local 671 Health Services & Insurance Plan	13	12	12
Teamsters Union 25 Health Services & Insurance Plan	34	33	31
Teamsters Union Local 677 Health Services & Insurance Plan	8	7	7
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	12	12	12
Utah-Idaho Teamsters Security Fund	15	15	14
Washington Teamsters Welfare Trust	30	27	26
All Other Multiemployer Health and Welfare Plans	50	52	54

Total Contributions	$1,103	$1,066	$1,031

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. BUSINESS ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2009 balance	$—	$374	$1,715	$2,089
Acquired	—	—	—	—
Purchase Accounting Adjustments	—	5	(2)	3
Currency / Other	—	(2)	(9)	(11)

December 31, 2010 balance	$—	$377	$1,704	$2,081
Acquired	—	—	46	46
Currency / Other	—	(16)	(10)	(26)

December 31, 2011 balance	$—	$361	$1,740	$2,101

Business Acquisitions

The increase in goodwill within the Supply Chain & Freight segment in 2011 was due to the December acquisition of the Pieffe Group (“Pieffe”), an Italian pharmaceutical logistics company. Pieffe offers storage, distribution and other logistics services to some of the world’s leading pharmaceutical companies. The purchase price allocation was not complete as of December 31, 2011, and therefore adjustments to the recorded amount of goodwill may occur in 2012 prior to the one year anniversary of the acquisition. This increase in goodwill was partially offset by the impact of the strengthening of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

The increase to goodwill in the International Package segment during 2010 was due to adjustments to the purchase price allocation for Unsped Paket Servisi San ve Ticaret A.S. (“Unsped”), which was acquired in August 2009. This increase in goodwill was partially offset by the impact of the strengthening of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

Pro forma results of operations have not been presented for these acquisitions, because the effects of these transactions were not material. The results of operations of these acquired companies have been included in our statements of consolidated income from the date of acquisition.

Goodwill Impairment

We test our goodwill for impairment annually, as of October 1st, on a reporting unit basis. Our reporting units are comprised of the Europe, Asia, and Americas reporting units in the International Package reporting segment, and the Forwarding, Logistics, UPS Freight, MBE / The UPS Store, and UPS Capital reporting units in the Supply Chain & Freight reporting segment.

In assessing our goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. We primarily determine the fair value of our reporting units using a discounted cash flow model, and supplement this with observable valuation multiples for comparable companies, as applicable. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not have any goodwill impairment charges in 2011, 2010 or 2009. Cumulatively, our Supply Chain & Freight reporting segment has recorded goodwill impairment charges of $622 million, while our International and U.S. Domestic Package segments have not recorded any impairment charges.

Intangible Assets

The following is a summary of intangible assets at December 31, 2011 and 2010 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period (in years)
December 31, 2011:
Trademarks, licenses, patents, and other	$146	$(54)	$92	4.3
Customer lists	120	(66)	54	11.5
Franchise rights	109	(58)	51	20.0
Capitalized software	2,014	(1,626)	388	3.1

Total Intangible Assets, Net	$2,389	$(1,804)	$585	4.4

December 31, 2010:
Trademarks, licenses, patents, and other	$187	$(50)	$137
Customer lists	99	(59)	40
Franchise rights	109	(52)	57
Capitalized software	1,927	(1,562)	365

Total Intangible Assets, Net	$2,322	$(1,723)	$599

Licenses with a carrying value of $5 million as of December 31, 2011 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable. There were no impairments of any finite-lived or indefinite-lived intangible assets in 2011, 2010 or 2009.

Amortization of intangible assets was $228, $224 and $185 million during 2011, 2010 and 2009, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2011 for the next five years is as follows (in millions): 2012—$244; 2013—$169; 2014—$90; 2015—$23; 2016—$9. Amortization expense in future periods will be affected by business acquisitions, software development, licensing agreements, sponsorships and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. DEBT AND FINANCING ARRANGEMENTS

The carrying value of our debt obligations, as of December 31, consists of the following (in millions):

	Maturity	2011	2010
Commercial paper	2012	$—	$341
4.50% senior notes	2013	1,778	1,815
3.875% senior notes	2014	1,050	1,061
5.50% senior notes	2018	841	795
5.125% senior notes	2019	1,119	1,032
8.375% debentures	2020	504	453
3.125% senior notes	2021	1,641	1,464
8.375% debentures	2030	284	284
6.20% senior notes	2038	1,480	1,480
4.875% senior notes	2040	489	488
Floating rate senior notes	2049 – 2053	376	386
Capital lease obligations	2012 – 3004	469	160
Facility notes and bonds	2015 – 2036	320	320
Pound Sterling notes	2031 / 2050	777	764
Other debt	2012	—	3

Total debt		11,128	10,846
Less current maturities		(33)	(355)

Long-term debt		$11,095	$10,491

Commercial Paper

As of December 31, 2011, we had no commercial paper outstanding. The amount of commercial paper outstanding in 2012 is expected to fluctuate. We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain as of December 31, 2011. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however no amounts were outstanding under this program as of December 31, 2011.

Fixed Rate Senior Notes

In January 2008, we completed an offering of $1.750 billion of 4.50% senior notes due January 2013, $750 million of 5.50% senior notes due January 2018, and $1.500 billion of 6.20% senior notes due January 2038. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $3.961 billion in cash proceeds from the offering. The proceeds from the offering were used to reduce our outstanding commercial paper balance. We subsequently entered into interest rate swaps on the 2013 and 2018 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the notes, including the impact of the interest rate swaps, for 2011 and 2010, respectively, was 2.39% and 2.42% for the 2013 notes, and 2.53% and 2.22% for the 2018 notes.

In March 2009, we completed an offering of $1.0 billion of 3.875% senior notes due April 2014 and $1.0 billion of 5.125% senior notes due April 2019. These notes pay interest semiannually, and we may redeem the notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After pricing and underwriting discounts, we received a total of $1.989 billion in cash proceeds from the offering. The proceeds from the offering were used for general corporate purposes, including the reduction of our outstanding commercial paper balance. We subsequently entered into interest rate swaps on the 2014 and the 2019 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the notes, including the impact of the interest rate swaps, for 2011 and 2010, respectively, was 0.99% and 1.02% for the 2014 notes, and 2.04% and 1.69% for the 2019 notes.

In November 2010, we completed an offering of $1.5 billion of 3.125% senior notes due January 2021 and $500 million of 4.875% senior notes due November 2040. These notes pay interest semiannually, and we may redeem the notes at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. After pricing and underwriting discounts, we received a total of $1.972 billion in cash proceeds from the offering. The proceeds from the offering were used to make contributions to our primary domestic pension plans. We subsequently entered into interest rate swaps on the 2021 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the 2021 notes, including the impact of the interest rate swaps, for 2011 and 2010, respectively, was 0.52% and 1.76%.

8.375% Debentures

On January 22, 1998, we exchanged $276 million of an original $700 million in debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8.375% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The 2030 debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. We subsequently entered into interest rate swaps on the 2020 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the 2020 notes, including the impact of the interest rate swaps, for 2011 was 5.97%.

Floating Rate Senior Notes

The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rate for 2011 and 2010 was 0.00% for both years. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053. In 2011 and 2010, we redeemed notes with a principal value of $10 and $23 million, respectively, after put options were exercised by the note holders.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligations

We have certain property, plant and equipment subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of our property, plant and equipment subject to capital leases is as follows as of December 31 (in millions):

	2011	2010
Vehicles	$35	$—
Aircraft	2,282	2,466
Buildings	24	—
Plant Equipment	2	—
Technology Equipment	1	—
Accumulated amortization	(457)	(628)

	$1,887	$1,838

These capital lease obligations have principal payments due at various dates from 2012 through 3004.

Facility Notes and Bonds

We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•

Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2011 and 2010 were 0.11% and 0.22%, respectively.

•

Bonds with a principal balance of $43 million issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds were issued in November 2006 and are due in November 2036. The bonds bear interest at a variable rate, and the average interest rates for 2011 and 2010 were 0.11% and 0.24%, respectively.

•

Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•

Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2011 and 2010 were 0.11% and 0.20%, respectively.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contractual Commitments

We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2038. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $629, $615 and $622 million for 2011, 2010, and 2009, respectively.

The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2012	$59	$329	$—	$517
2013	56	257	1,750	453
2014	51	192	1,000	32
2015	50	140	100	16
2016	48	97	—	34
After 2016	474	393	7,366	—

Total	738	$1,408	$10,216	$1,052

Less: imputed interest	(269)

Present value of minimum capitalized lease payments	469
Less: current portion	(33)

Long-term capitalized lease obligations	$436

As of December 31, 2011, we had outstanding letters of credit totaling approximately $1.551 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2011, we had $583 million of surety bonds written.

Available Credit

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 12, 2012. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit default swap spread, subject to a minimum rate of 0.15% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2011.

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 14, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.250% to 0.500%, and the maximum applicable margin rates range from 1.000% to 1.500%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2011.

Debt Covenants

Our existing debt instruments and credit facilities do not have cross-default or ratings triggers, however these debt instruments and credit facilities do subject us to certain financial covenants. As of December 31, 2011 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2011, 10% of net tangible assets is equivalent to $2.550 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of December 31, 2011, our net worth, as defined, was equivalent to $10.138 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

Fair Value of Debt

Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $12.035 and $11.355 billion as of December 31, 2011 and 2010, respectively.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises—Morgate and Samica. We prevailed at the trial court level in both cases, and plaintiffs appealed. Morgate was filed in March 2003. The plaintiffs are 125 individual franchisees who did not rebrand and a certified class of all franchisees who did rebrand to The UPS Store. A bellwether trial for three individual plaintiffs was set for early 2010, but the trial court entered judgment against one of the three plaintiffs prior to trial, which was affirmed in January 2012. The trial court also granted our motion for summary judgment against the members of the certified class, which was reversed in January 2012. The remainder of the case has been stayed pending appeal. Samica was filed in March 2006. The plaintiffs are 250 individual The UPS Store franchisees who either elected to rebrand or purchased new The UPS Store franchises. Summary judgment was granted in UPS’s favor and affirmed on appeal in December 2011. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) three separate components of these cases are being appealed to federal and state courts following decisions favorable to UPS and we cannot predict the final outcomes of these appeals; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present if any aspects of these cases proceed forward. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In Barber Auto Sales v. UPS, which a federal court in Alabama certified as a class action in September 2009, the plaintiff asserts a breach of contract claim arising from UPS’s assessment of shipping charge corrections when UPS determines that the “dimensional weight” of packages is greater than that reported by the shipper. On June 1, 2011, we reached an agreement in principle to settle the case for an immaterial amount. The settlement has been preliminarily approved, and remains subject to a final fairness hearing.

In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third party negotiators retained by shippers and/or to monopolize a so-called market for shipping consultation services. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has informed us that it has opened a civil investigation of our policies and practices for dealing with third party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) AFMS has not articulated any measure of damages; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2007, June 2008 and February 2009, we received information requests from the European Commission (“Commission”) relating to its investigation of certain pricing practices in the freight forwarding industry, and subsequently responded to each request. In February 2010, UPS received a Statement of Objections by the Commission. This document contains the Commission’s preliminary view with respect to alleged anticompetitive behavior in the freight forwarding industry by 18 freight forwarders, including UPS. Although it alleges anticompetitive behavior, it does not prejudge the Commission’s final decision, as to facts or law (which is subject to appeal to the European courts). The options available to the Commission include taking no action or imposing a monetary fine; the range of any potential action by the Commission is not reasonably estimable. Any decision imposing a fine would be subject to appeal. UPS has responded to the Statement of Objections, including at a July 2010 Commission hearing, and we intend to continue to vigorously defend ourselves in this proceeding. We received additional information requests from the Commission in January and July 2011, and we have responded to those requests.

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

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the magistrate judge recommended that the district court grant our motion to dismiss, with leave to amend, and the scope of the plaintiffs’ claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

NOTE 10. SHAREOWNERS’ EQUITY

Capital Stock, Additional Paid-In Capital, and Retained Earnings

We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company’s founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of December 31, 2011, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2011, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2011		2010		2009
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	258	$3	285	$3	314	$3
Common stock purchases	(7)	—	(6)	—	(10)	—
Stock award plans	7	—	6	—	5	—
Common stock issuances	3	—	3	—	4	—
Conversions of class A to class B common stock	(21)	—	(30)	—	(28)	—

Class A shares issued at end of year	240	$3	258	$3	285	$3

Class B Common Stock
Balance at beginning of year	735	$7	711	$7	684	$7
Common stock purchases	(31)	—	(6)	—	(1)	—
Conversions of class A to class B common stock	21	—	30	—	28	—

Class B shares issued at end of year	725	$7	735	$7	711	$7

Additional Paid-In Capital
Balance at beginning of year		$—		$2		$—
Stock award plans		388		398		381
Common stock purchases		(475)		(649)		(569)
Common stock issuances		287		249		190
Option Premiums Paid		(200)		—		—

Balance at end of year		$—		$—		$2

Retained Earnings
Balance at beginning of year		$10,604		$9,335		$9,186
Net income attributable to controlling interests		3,804		3,338		1,968
Dividends ($2.08, $1.88 and $1.80 per share)		(2,086)		(1,909)		(1,819)
Common stock purchases		(2,194)		(160)		—

Balance at end of year		$10,128		$10,604		$9,335

For the years ended December 31, 2011, 2010 and 2009, we repurchased a total of 38.7, 12.4 and 10.9 million shares of class A and class B common stock for $2.669 billion, $809 million and $569 million, respectively. In January 2008, our Board of Directors authorized an increase in our share repurchase authority to $10.0 billion. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. As of December 31, 2011, we had $2.525 billion of our share repurchase authorization remaining.

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. As of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, we had paid premiums of $200 million on options for the purchase of 3.3 million shares that will settle in the first half of 2012. During 2011, we settled options that resulted in the repurchase of 0.8 million shares at $65.11 per share, as well as the receipt of $6 million in premiums (in excess of our initial investment).

Accumulated Other Comprehensive Income (Loss)

We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2011	2010	2009
Foreign currency translation gain (loss):
Balance at beginning of year	$(68)	$37	$(38)
Aggregate adjustment for the year (net of tax effect of $11, $(34), and $(27))	(92)	(105)	75

Balance at end of year	(160)	(68)	37

Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	12	(27)	(60)
Current period changes in fair value (net of tax effect of $11, $17, and $3)	18	30	25
Reclassification to earnings (net of tax effect of $(14), $6, and $5)	(24)	9	8

Balance at end of year	6	12	(27)

Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	(239)	(200)	(107)
Current period changes in fair value (net of tax effect of $(16), $(4), and $4)	(26)	(7)	6
Reclassification to earnings (net of tax effect of $37, $(19) and $(60))	61	(32)	(99)

Balance at end of year	(204)	(239)	(200)

Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(2,340)	(1,527)	(2,211)
Reclassification to earnings (net of tax effect of $378, $150 and $197)	628	245	329
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(622), $(633), and $219)	(1,033)	(1,058)	355

Balance at end of year	(2,745)	(2,340)	(1,527)

Accumulated other comprehensive income (loss) at end of year	$(3,103)	$(2,635)	$(1,717)

Deferred Compensation Obligations and Treasury Stock

We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2011, 2010, and 2009 is as follows (in millions):

	2011		2010		2009
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$103		$108		$121
Reinvested dividends		4		4		3
Options exercise deferrals		—		1		—
Benefit payments		(19)		(10)		(16)

Balance at end of year		$88		$103		$108

Treasury Stock
Balance at beginning of year	(2)	$(103)	(2)	$(108)	(2)	$(121)
Reinvested dividends	—	(4)	—	(4)	—	(3)
Options exercise deferrals	—	—	—	(1)	—	—
Benefit payments	—	19	—	10	—	16

Balance at end of year	(2)	$(88)	(2)	$(103)	(2)	$(108)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments, the largest of which relates to a joint venture that operates in the Middle East, Turkey, and portions of the Central Asia region. The activity related to our noncontrolling interests is presented below (in millions):

	2011	2010
Noncontrolling Interests
Balance at beginning of period	$68	$66
Acquired noncontrolling interests	5	2
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—

Balance at end of period	$73	$68

NOTE 11. STOCK-BASED COMPENSATION

Incentive Compensation Plan

The UPS Incentive Compensation Plan permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and units, to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 80 million. Each share issued pursuant to an option and each share issued subject to the exercised portion of a stock appreciation right will reduce the share reserve by one share. Each share issued pursuant to restricted stock and stock units, and restricted performance shares and units, will reduce the share reserve by 2.76 shares. As of December 31, 2011, stock options, restricted performance units and restricted stock units had been granted under the Incentive Compensation Plan. We had 39 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Program Changes

Effective January 1, 2011, we modified certain components of our management compensation programs for future award grants, as follows:

•

We eliminated our Long-Term Incentive program, and incorporated the value of the award into our Management Incentive Award program. The combined award is referred to as the “Management Incentive Award” program.

•	The performance period for the Management Incentive Award program changed from an October 1st – September 30th fiscal year to a calendar year, to be consistent with our business planning cycle.

•

Previously, the restricted stock units granted under the Management Incentive Award program were granted in the fourth quarter of each year, while the restricted performance units granted under the Long-Term Incentive Program were granted in the second quarter of each year (restricted stock units and restricted performance units are referred to as “Restricted Units”). Prospectively, Restricted Units granted under the modified Management Incentive Award will generally be granted in the first quarter of each year.

•	These changes did not impact any existing awards that had been previously granted.

Management Incentive Award

Subsequent to January 1, 2011, non-executive management earning the right to receive Management Incentive Awards are determined annually by the Salary Committee, which is comprised of executive officers of the Company. Awards granted to executive officers are determined annually by the Compensation Committee of the UPS Board of Directors. Our Management Incentive Awards program provides, with certain exceptions, that one-half to two-thirds of the annual Management Incentive Award will be made in Restricted Units (depending upon the level of management involved), which generally vest over a five-year period. The other one-third to one-half of the award is in the form of cash or unrestricted shares of class A common stock, and is fully vested at the time of grant.

Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Except in the case of death, disability, or retirement, Restricted Units granted for our Management Incentive Awards and previous Long-Term Incentive Program generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. The entire grant is expensed on a straight-line basis over the requisite service period. All Restricted Units granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date.

Long-Term Incentive Performance Award

We also award Restricted Units in conjunction with our Long-Term Incentive Performance Awards program to certain eligible employees. The Restricted Units ultimately granted under the Long-Term Incentive Performance Awards program will be based upon the achievement of certain performance measures, including growth in consolidated revenue and operating return on invested capital, each year during the performance award cycle, and other measures, including growth in consolidated earnings per share, over the entire three year performance award cycle. The Restricted Units granted under this program vest at the end of the three year performance award cycle.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, we had the following Restricted Units outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2011	20,029	$62.46
Vested	(8,329)	64.68
Granted	3,895	69.53
Reinvested Dividends	631	N/A
Forfeited / Expired	(387)	62.20

Nonvested at December 31, 2011	15,839	$62.98	1.62	$1,159

Restricted Units Expected to Vest	15,226	$62.90	1.60	$1,114

The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2011, 2010, and 2009 was $69.53, $66.36 and $56.33, respectively. The total fair value of Restricted Units vested was $557, $523 and $318 million in 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $577 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted average period of 2 years and 6 months.

Nonqualified Stock Options

We maintain fixed stock option plans, under which options are granted to purchase shares of UPS class A common stock. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted.

Executive officers and certain senior managers annually receive non-qualified stock options of which the value is determined as a percentage of salary. Options granted generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. All options granted are subject to earlier cancellation or vesting under certain conditions. Option holders may exercise their options via the tender of cash or class A common stock, and new class A shares are issued upon exercise. Options granted to eligible employees will be granted annually during the first quarter of each year.

The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	15,302	$68.62
Exercised	(2,208)	59.81
Granted	189	74.25
Forfeited / Expired	(84)	66.67

Outstanding at December 31, 2011	13,199	$70.18	3.42	$57

Options Vested and Expected to Vest	13,117	$70.18	3.40	$57

Exercisable at December 31, 2011	10,773	$70.19	2.84	$49

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options, are as follows:

	2011	2010	2009
Expected dividend yield	2.77%	2.70%	3.25%
Risk-free interest rate	2.90%	3.30%	3.22%
Expected life in years	7.5	7.5	7.5
Expected volatility	24.26%	23.59%	23.16%
Weighted average fair value of options granted	$15.92	$14.83	$10.86

Expected volatilities are based on the historical returns on our stock and the implied volatility of our publicly-traded options. The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding, and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the grants, and an index of peer companies with similar grant characteristics in estimating this variable.

We received cash of $92, $60 and $27 million during 2011, 2010, and 2009, respectively, from option holders resulting from the exercise of stock options. We received a tax benefit of $6, $4 and $1 million during 2011, 2010, and 2009, respectively, from the exercise of stock options, which is reported as cash from financing activities in the cash flow statement.

The total intrinsic value of options exercised during 2011, 2010, and 2009 was $31, $18 and $5 million, respectively. As of December 31, 2011, there was $4 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 1 year and 11 months.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$50.01 - $60.00	244	7.35	$55.83	109	$55.83
$60.01 - $70.00	3,377	1.31	61.78	3,246	61.57
$70.01 - $80.00	7,378	3.98	71.30	5,218	71.34
$80.01 - $90.00	2,200	4.33	80.92	2,200	80.92

	13,199	3.42	$70.18	10,773	$70.19

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees purchased 1.3, 1.5 and 0.6 million shares at average prices of $66.86, $57.98 and $44.30 per share during 2011, 2010, and 2009, respectively. Subsequent to the modification, the plan is no longer considered to be compensatory, and therefore no compensation cost is measured for the modified employees’ purchase rights. Prior to the modification, compensation cost was measured for the fair value of employees’ purchase rights under our discounted employee stock purchase plan using the Black-Scholes option pricing model, and we determined the weighted average fair value of the employee purchase rights to be $7.52 per share for 2009.

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

International Package

International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our International Package reporting segment includes the operations of our Europe, Asia and Americas operating segments.

Supply Chain & Freight

Supply Chain & Freight includes our forwarding and logistics operations, UPS Freight and other aggregated business units. Our forwarding and logistics business provides services in more than 195 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of LTL and TL services to customers in North America. Other aggregated business units within this segment include Mail Boxes Etc. (the franchisor of Mail Boxes Etc. and The UPS Store) and UPS Capital.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2011	2010	2009
Revenue:
U.S. Domestic Package	$31,717	$29,742	$28,158
International Package	12,249	11,133	9,699
Supply Chain & Freight	9,139	8,670	7,440

Consolidated	$53,105	$49,545	$45,297

Operating Profit:
U.S. Domestic Package	$3,764	$3,238	$1,919
International Package	1,709	1,831	1,279
Supply Chain & Freight	607	572	310

Consolidated	$6,080	$5,641	$3,508

Assets:
U.S. Domestic Package	$19,300	$18,425	$18,572
International Package	6,729	6,228	5,882
Supply Chain & Freight	6,588	6,283	6,620
Unallocated	2,084	2,661	809

Consolidated	$34,701	$33,597	$31,883

Depreciation and Amortization Expense:
U.S. Domestic Package	$1,154	$1,174	$1,064
International Package	474	443	500
Supply Chain & Freight	154	175	183

Consolidated	$1,782	$1,792	$1,747

Revenue by product type for the years ended December 31 is as follows (in millions):

	2011	2010	2009
U.S. Domestic Package:
Next Day Air	$6,229	$5,835	$5,456
Deferred	3,299	2,975	2,859
Ground	22,189	20,932	19,843

Total U.S. Domestic Package	31,717	29,742	28,158
International Package:
Domestic	2,628	2,365	2,111
Export	9,056	8,234	7,176
Cargo	565	534	412

Total International Package	12,249	11,133	9,699
Supply Chain & Freight:
Forwarding and Logistics	6,103	6,022	5,080
Freight	2,563	2,208	1,943
Other	473	440	417

Total Supply Chain & Freight	9,139	8,670	7,440

Consolidated	$53,105	$49,545	$45,297

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2011	2010	2009
United States:
Revenue	$39,347	$36,795	$34,375
Long-lived assets	$16,085	$16,693	$17,336
International:
Revenue	$13,758	$12,750	$10,922
Long-lived assets	$5,220	$5,047	$4,935
Consolidated:
Revenue	$53,105	$49,545	$45,297
Long-lived assets	$21,305	$21,740	$22,271

Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.

No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue in 2011, 2010 or 2009.

NOTE 13. INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2011	2010	2009
Current:
U.S. Federal	$1,371	$776	$715
U.S. State and Local	121	119	30
Non-U.S.	166	161	147

Total Current	1,658	1,056	892
Deferred:
U.S. Federal	262	828	137
U.S. State and Local	44	98	21
Non-U.S.	8	(30)	55

Total Deferred	314	896	213

Total	$1,972	$1,952	$1,105

Income before income taxes includes the following components (in millions):

	2011	2010	2009
United States	$5,309	$4,586	$2,750
Non-U.S.	467	704	323

	$5,776	$5,290	$3,073

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	2.0	2.4	1.2
Non-U.S. tax rate differential	(0.4)	(0.7)	(1.6)
Nondeductible/nontaxable items	(0.1)	0.3	1.0
U.S. federal tax credits	(1.7)	(1.9)	(3.5)
Other	(0.7)	1.8	3.9

Effective income tax rate	34.1%	36.9%	36.0%

Our effective tax rate declined to 34.1% in 2011 compared with 36.9% in 2010 as a result of several factors, including the change in the tax status of a subsidiary, changes in deferred tax asset valuation allowances, and the relative proportion of taxable income in certain non-U.S. jurisdictions, among other factors.

In 2011, we had a higher proportion of our total taxable income in certain non-U.S. jurisdictions, where corporate tax rates are generally lower, compared with 2010. Additionally in 2011, we recognized a reduction in income tax expense related to favorable developments with U.S. state tax audit and litigation matters and adjustments of estimated 2010 accruals upon filing the 2010 U.S. federal income tax return.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2011	2010
Property, plant and equipment	$3,607	$3,335
Goodwill and intangible assets	951	853
Other	554	562

Gross deferred tax liabilities	5,112	4,750

Pension and postretirement benefits	2,106	1,864
Loss and credit carryforwards (non-U.S. and state)	259	295
Insurance reserves	696	655
Vacation pay accrual	208	191
Stock compensation	211	242
Other	635	568

Gross deferred tax assets	4,115	3,815
Deferred tax assets valuation allowance	(205)	(207)

Net deferred tax asset	3,910	3,608

Net deferred tax liability	$1,202	$1,142

Amounts recognized in the consolidated balance sheets:
Current deferred tax assets	$611	$659

Current deferred tax liabilities (included in other current liabilities)	$31	$28

Non-current deferred tax assets (included in other non-current assets)	$118	$97

Non-current deferred tax liabilities	$1,900	$1,870

The valuation allowance changed by $2, $30, and $(120) million during the years ended December 31, 2011, 2010 and 2009, respectively.

We have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2011	2010
U.S. state and local operating loss carryforwards	$859	$1,088
U.S. state and local credit carryforwards	$77	$74

The operating loss carryforwards expire at varying dates through 2031. The state credits can be carried forward for periods ranging from three years to indefinitely.

We also have non-U.S. loss carryforwards of approximately $788 million as of December 31, 2011, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state loss carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.

Undistributed earnings of foreign subsidiaries amounted to approximately $3.161 billion at December 31, 2011. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2009	$388	$97	$10
Additions for tax positions of the current year	41	—	—
Additions for tax positions of prior years	76	27	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(214)	(34)	(3)
Settlements during the period	(23)	(4)	—
Lapses of applicable statute of limitations	(2)	—	(1)

Balance at December 31, 2009	266	86	8

Additions for tax positions of the current year	16	—	—
Additions for tax positions of prior years	45	25	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(27)	(10)	(3)
Settlements during the period	(6)	(3)	—
Lapses of applicable statute of limitations	(10)	(3)	—

Balance at December 31, 2010	284	95	7

Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	17	6	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(50)	(9)	(2)
Settlements during the period	(11)	(19)	(1)
Lapses of applicable statute of limitations	(1)	—	(1)

Balance at December 31, 2011	$252	$73	$3

The total amount of gross unrecognized tax benefits as of December 31, 2011, 2010 and 2009 that, if recognized, would affect the effective tax rate was $247, $283 and $243 million, respectively. We also had gross recognized tax benefits of $291, $326 and $329 million recorded as of December 31, 2011, 2010 and 2009, respectively, associated with outstanding refund claims for prior tax years. Therefore, we had a net receivable recorded with respect to prior years’ income tax matters in the accompanying consolidated balance sheets. Additionally, we have recognized a receivable for interest of $27, $32 and $56 million for the recognized tax benefits associated with outstanding refund claims as of December 31, 2011, 2010 and 2009, respectively. Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2011	2010	2009
Numerator:
Net income attributable to common shareowners	$3,804	$3,338	$1,968

Denominator:
Weighted average shares	977	991	995
Deferred compensation obligations	2	2	2
Vested portion of restricted shares	2	1	1

Denominator for basic earnings per share	981	994	998

Effect of dilutive securities:
Restricted performance units	3	3	2
Restricted stock units	6	6	4
Stock options	1	—	—

Denominator for diluted earnings per share	991	1,003	1,004

Basic earnings per share	$3.88	$3.36	$1.97

Diluted earnings per share	$3.84	$3.33	$1.96

Diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 exclude the effect of 7.4, 11.1 and 17.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events, such as a credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At December 31, 2011, we held cash collateral of $55 million under these agreements.

In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our debt rating. The amount of additional collateral is a fixed incremental amount. At December 31, 2011 the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $10 million. The Company has never been required to post any collateral as a result of these contractual features.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A net investment hedge refers to the use of cross currency swaps, forward contracts or foreign currency denominated debt to hedge portions of our net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within AOCI. The remainder of the change in value of such instruments is recorded in earnings.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Rate Risk Management

Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments, including interest rate swaps and cross-currency interest rate swaps, as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the associated debt being hedged. Interest rate swaps allow us to maintain a target range of floating rate debt within our capital structure.

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

Outstanding Positions

The notional amounts of our outstanding derivative positions were as follows:

	December 31, 2011 Notional Value		December 31, 2010 Notional Value
Currency Hedges:
Euro		€1,685		€1,732
British Pound Sterling		£870		£871
Canadian Dollar	C$	318	C$	289

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps		$6,424		$6,000
Floating to Fixed Interest Rate Swaps		$791		$53

As of December 31, 2011, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 39 years.

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

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	December 31, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$164	$36
Interest rate contracts	Other non-current assets	Level 2	401	182
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	2	—
Interest rate contracts	Other non-current assets	Level 2	82	—

Total Asset Derivatives			$649	$218

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	December 31, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$—	$9
Foreign exchange contracts	Other non-current liabilities	Level 2	185	99
Interest rate contracts	Other non-current liabilities	Level 2	13	29
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	—	3
Interest rate contracts	Other non-current liabilities	Level 2	10	1

Total Liability Derivatives			$208	$141

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement Recognition

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges for the years ended December 31, 2011 and 2010 (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	2011 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	2010 Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2011 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	2010 Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(6)	$7	Interest Expense	$(19)	$(18)
Foreign exchange contracts	(85)	(48)	Interest Expense	13	(27)
Foreign exchange contracts	5	—	Other Operating Expense	—	—
Foreign exchange contracts	35	30	Revenue	(101)	96
Commodity contracts	9	—	Fuel Expense	9	—

Total	$(42)	$(11)		$(98)	$51

As of December 31, 2011, $83 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2012. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.

The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2011, 2010 and 2009.

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the years ended December 31, 2011 and 2010 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income
Interest rate contracts	Interest Expense	$320	$134	Fixed-Rate Debt and Capital Leases	Interest Expense	$(320)	$(134)

Additionally, we maintain some foreign exchange forward and interest rate swap contracts that are not designated as hedges. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our consolidated balance sheets. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. The income statement impact of these hedges was not material for any period presented.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forward and interest rate swap contracts not designated as hedges for the years ended December 31, 2011 and 2010 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	2011 Amount of Gain (Loss) Recognized in Income	2010 Amount of Gain (Loss) Recognized in Income
Foreign Exchange Contracts	Other Operating Expenses	$2	$13
Interest Rate Swap Contracts	Interest Expense	(8)	—

Fair Value Measurements

Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2011 and 2010 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
2011:
Assets
Foreign Exchange Contracts	$—	$166	$—	$166
Interest Rate Contracts	—	483	—	483

Total	$—	$649	$—	$649

Liabilities
Foreign Exchange Contracts	$—	$185	$—	$185
Interest Rate Contracts	—	23	—	23

Total	$—	$208	$—	$208

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
2010:
Assets
Foreign Exchange Contracts	$—	$36	$—	$36
Interest Rate Contracts	—	182	—	182

Total	$—	$218	$—	$218

Liabilities
Foreign Exchange Contracts	$—	$111	$—	$111
Interest Rate Contracts	—	30	—	30

Total	$—	$141	$—	$141

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

Supply Chain & Freight—Germany

In February 2010, we completed the sale of a specialized transportation and express freight business in Germany within our Supply Chain & Freight segment. As part of the sale transaction, we incurred certain costs associated with employee severance payments, other employee benefits, transition services, and leases on operating facilities and equipment. Additionally, we provided a guarantee for a period of two years from the date of sale for certain employee benefit payments being assumed by the buyer. We recorded a pre-tax loss of $51 million ($47 million after-tax) for this transaction in 2010, which included the costs associated with the sale transaction and the fair value of the guarantee. This loss is recorded in the caption “other expenses” in the statements of consolidated income.

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

U.S. Domestic Package Restructuring

In an effort to improve performance in the U.S. Domestic Package segment, we announced a program to streamline our domestic management structure in January 2010. As part of this restructuring, we reduced the number of domestic districts and regions in our U.S. small package operation in order to better align our operations geographically and allow more local decision-making and resources to be deployed for our customers. Effective in April 2010, we reduced our U.S. regions from five to three and our U.S. districts from 46 to 20. The restructuring eliminated approximately 1,800 management and administrative positions in the U.S. Approximately 1,100 employees were offered voluntary severance packages, while other impacted employees received severance benefits based on length of service, and access to support programs. We recorded a pre-tax charge of $98 million ($64 million after-tax) in the first quarter of 2010 related to the costs of this program, which reflects the value of voluntary retirement benefits, severance benefits and unvested stock compensation. During the remainder of 2010, we incurred additional costs related to the relocation of employees and other restructuring activities, however those costs were offset by savings from the staffing reductions.

NOTE 17. SUBSEQUENT EVENTS

In February 2012, we acquired Kiala S.A. (“Kiala”), a Belgium-based developer of a platform that enables e-commerce retailers to offer their shoppers the option of having goods delivered to a convenient retail location. Kiala currently operates in Belgium, France, Luxembourg, the Netherlands and Spain. The acquisition will broaden our service portfolio for business-to-consumer deliveries. Kiala is not material to our consolidated financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. QUARTERLY INFORMATION (unaudited)

Our revenue, segment operating profit, net income, basic and diluted earnings per share on a quarterly basis are presented below (in millions, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue:
U.S. Domestic Package	$7,543	$7,102	$7,737	$7,269	$7,767	$7,291	$8,670	$8,080
International Package	2,900	2,639	3,139	2,771	3,057	2,676	3,153	3,047
Supply Chain & Freight	2,139	1,987	2,315	2,164	2,342	2,225	2,343	2,294

Total revenue	12,582	11,728	13,191	12,204	13,166	12,192	14,166	13,421
Operating profit:
U.S. Domestic Package	880	536	997	722	1,046	994	841	986
International Package	453	420	505	513	417	411	334	487
Supply Chain & Freight	139	56	243	136	203	181	22	199

Total operating profit	1,472	1,012	1,745	1,371	1,666	1,586	1,197	1,672
Net income	$915	$515	$1,092	$826	$1,072	$972	$725	$1,025

Earnings per share:
Basic	$0.92	$0.52	$1.11	$0.83	$1.10	$0.98	$0.75	$1.03
Diluted	$0.91	$0.51	$1.09	$0.82	$1.09	$0.97	$0.74	$1.02

Second quarter 2011 operating profit was impacted by gains and losses on certain real estate transactions, including a $15 million loss in the U.S. Domestic Package segment and a $48 million gain in the Supply Chain & Freight segment. The combined impact of these transactions increased net income by $20 million, and basic and diluted earnings per share by $0.02.

Fourth quarter 2011 operating profit was impacted by a mark-to-market loss on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor of $827 million (allocated as follows—U.S. Domestic Package $479 million, International Package $171 million, Supply Chain & Freight $177 million). This loss reduced net income by $527 million, and basic and diluted earnings per share by $0.54.

First quarter 2010 U.S. Domestic Package operating profit includes a $98 million restructuring charge related to the reorganization of our domestic management structure, as discussed in Note 16. First quarter 2010 Supply Chain & Freight operating profit includes a $38 million loss on the sale of a specialized transportation business in Germany, also discussed in Note 16. Additionally, first quarter 2010 net income includes a $76 million charge to income tax expense, resulting from a change in the tax filing status of a German subsidiary, as discussed in Note 13. The combined impact of these items reduced net income by $175 million, basic earnings per share by $0.17, and diluted earnings per share by $0.18.

Third quarter 2010 U.S. Domestic Package operating profit includes a $109 million gain on the sale of real estate. This gain increased net income by $61 million, and basic and diluted earnings per share by $0.06.

Fourth quarter 2010 Supply Chain & Freight operating profit includes a $71 million gain on the sale of UPS Logistics Technologies and a $13 million loss related to a financial guarantee associated with the specialized transportation business sold in the first quarter of 2010, which are discussed in Note 16. Additionally, fourth quarter 2010 operating profit was impacted by a mark-to-market loss on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor of $112 million (allocated as follows—U.S. Domestic Package $31 million, International Package $42 million, Supply Chain & Freight $39 million). The combined impact of these items decreased net income by $43 million, and basic and diluted earnings per share by $0.04.

As discussed in Note 1, our operating profit, net income and earnings per share have all been revised for the retrospective application of our changes in accounting policies for recognizing the expense associated with our pension and postretirement benefit plans. The impact of these accounting policy changes revised our previously reported information by the following (in millions, except per share amounts):

Increase (Reduction) to Previously-Reported Information	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Operating profit:
U.S. Domestic Package	$31	$(26)	$31	$(26)	$31	$(26)	$(448)	$(57)
International Package	7	(7)	8	(8)	8	(8)	(163)	(50)
Supply Chain & Freight	8	3	8	3	8	4	(169)	(35)

Total operating profit	46	(30)	47	(31)	47	(30)	(780)	(142)
Net income	$30	$(18)	$29	$(19)	$30	$(19)	$(498)	$(94)

Earnings per share:
Basic	$0.03	$(0.02)	$0.03	$(0.02)	$0.03	$(0.02)	$(0.51)	$(0.10)
Diluted	$0.03	$(0.02)	$0.02	$(0.02)	$0.03	$(0.02)	$(0.51)	$(0.09)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:

UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2011. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2011 and the related consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2011, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

United Parcel Service, Inc.

February 27, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President and Chief Operating Officer	56	Senior Vice President and Chief Operating Officer (2007 – present), President, UPS Airlines (2007 – 2008), Senior Vice President and President, UPS International (2003 – 2007).

David A. Barnes Senior Vice President and Chief Information Officer	56	Senior Vice President and Chief Information Officer (2005 – present).

Daniel J. Brutto Senior Vice President and President, UPS International	55	Senior Vice President and President, UPS International (2008 – present), President, Global Freight Forwarding (2006 – 2007), Corporate Controller (2004 – 2006).

D. Scott Davis Chairman and Chief Executive Officer	60	Chairman and Chief Executive Officer (2008 – present), Vice Chairman (2006 – 2007), Senior Vice President, Chief Financial Officer and Treasurer (2001 – 2007), Director (2006 – present).

Alan Gershenhorn Senior Vice President	53	Senior Vice President, Worldwide Sales, Marketing and Strategy (2011 – present), Senior Vice President, Worldwide Sales and Marketing (2008 – 2010), Senior Vice President and President, UPS International (2007), President, UPS Supply Chain Solutions – Asia and Europe (2006).

Myron Gray Senior Vice President	54	Senior Vice President, U.S. Operations (2009 – present), Vice President, Americas Region (2008 – 2009), Vice President, North Central Region (2004 – 2008).

Allen E. Hill * Senior Vice President	56	Senior Vice President, Human Resources (2007 – present), Senior Vice President, Human Resources and Public Affairs (2006), Senior Vice President, General Counsel and Corporate Secretary (2004 – 2006).

Kurt P. Kuehn Senior Vice President and Chief Financial Officer	57	Senior Vice President and Chief Financial Officer (2008 – present), Treasurer (2008 – 2010), Senior Vice President, Worldwide Sales and Marketing (2004 – 2007).

Teri P. McClure Senior Vice President, General Counsel and Corporate Secretary	48	Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006).

Name and Office	Age	Principal Occupation and Employment For the Last Five Years

John J. McDevitt Senior Vice President	53	Senior Vice President, Human Resources and Labor Relations (2012 – Present), Senior Vice President, Global Transportation Services and Labor Relations (2005 – 2011).

Christine M. Owens Senior Vice President	56	Senior Vice President, Communications and Brand Management (2005 – present).

*	Allen Hill announced his retirement from UPS, effective March 2012.

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors—Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 3, 2012 and is incorporated herein by reference.

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 22, 2012

/S/ MICHAEL J. BURNS Michael J. Burns	Director	February 21, 2012

/S/ D. SCOTT DAVIS D. Scott Davis	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/S/ STUART E. EIZENSTAT Stuart E. Eizenstat	Director	February 23, 2012

/S/ MICHAEL L. ESKEW Michael L. Eskew	Director	February 22, 2012

/S/ WILLIAM R. JOHNSON William R. Johnson	Director	February 16, 2012

/S/ CANDACE B. KENDLE Candace B. Kendle	Director	February 17, 2012

/S/ KURT P. KUEHN Kurt P. Kuehn	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012

/S/ ANN M. LIVERMORE Ann M. Livermore	Director	February 17, 2012

/S/ RUDY MARKHAM Rudy Markham	Director	February 23, 2012

/S/ CLARK T. RANDT, JR. Clark T. Randt, Jr.	Director	February 23, 2012

Signature	Title	Date

/S/ JOHN W. THOMPSON John W. Thompson	Director	February 16, 2012

/S/ CAROL B. TOMÉ Carol B. Tomé	Director	February 16, 2012

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

2.2	—	Agreement and Plan of Merger, dated as of May 15, 2005, among United Parcel Service, Inc., Overnite Corporation, and Olympic Merger Sub, Inc. (incorporated by reference to Form 8-K, filed on May 18, 2005).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of May 6, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 12, 2010).

4.1	—	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

4.2	—	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Form S-4 (No. 333-83349), filed on July 21, 1999).

4.3	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.4	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.5	—	Specimen Certificate of 8 3/8% Debentures due April 1, 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.6	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.7	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Form S-3 (No. 333-08369), filed on January 26, 1999).

4.8	—	Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.9	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.10	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Form S-3 (No. 333-108272), filed on August 27, 2003).

4.11	—	Form of Underwriting Agreement relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 1.1 to Form S-3 (No. 333-108272), filed on August 27, 2003).

4.12	—	Distribution Agreement relating to UPS Notes with maturities of 9 months or more from date of issue (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 30, 2008) and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2008).

4.13	—	Underwriting agreement relating to 4.50% Senior Notes due January 15, 2013, 5.50% Senior Notes due January 15, 2018 and 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on January 15, 2008).

4.14	—	Form of Note for 4.50% Senior Notes due January 15, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2008).

Exhibit No.		Description
4.15	—	Form of Note for 5.50% Senior Notes due January 15, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 15, 2008).

4.16	—	Form of Note for 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 15, 2008).

4.17	—	Underwriting agreement relating to 3.875% Senior Notes due April 1, 2014 and 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on March 24, 2009).

4.18	—	Form of Note for 3.875% Senior Notes due April 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 24, 2009).

4.19	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 24, 2009).

4.20	—	Underwriting Agreement relating to $1,500,000,000 aggregate principal amount of 3.125% Senior Notes due January 15, 2021, and $500,000,000 aggregate principal amount of 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on November 12, 2010).

4.21	—	Form of Note for 3.125% Senior Notes due January 15, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 12, 2010).

4.22	—	Form of Note for 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 12, 2010).

10.1	—	UPS Retirement Plan, as Amended and Restated, effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to the 2009 Annual Report on Form 10-K).

(1) Amendment No. 1 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(1) to the 2010 Annual Report on Form 10-K).

†(2) Amendment No. 2 to the UPS Retirement Plan.

†(3) Amendment No. 3 to the UPS Retirement Plan.

10.2	—	UPS Savings Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to 2008 Annual Report on Form 10-K).

(1) Amendment No. 1 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(1) to the 2009 Annual Report on Form 10-K).

(2) Amendment No. 2 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(2) to the 2009 Annual Report on Form 10-K).

(3) Amendment No. 3 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(3) to the 2010 Annual Report on Form 10-K).

†(4) Amendment No. 4 to the UPS Savings Plan.

†(5) Amendment No. 5 to the UPS Savings Plan.

10.3	—	Credit Agreement (364-Day Facility) dated April 14, 2011 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint arrangers and book runners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Capital and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and J.P. Morgan Securities LLC as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2011).

Exhibit No.		Description
10.4	—	Credit Agreement (4-Year Facility) dated April 14, 2011 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint arrangers and book runners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and J.P. Morgan Securities LLC as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2011).

†10.5	—	UPS Excess Coordinating Benefit Plan, as amended and restated.

10.6	—	Form of United Parcel Service, Inc. Incentive Compensation Plan (incorporated by reference to the registration statement on Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

(1) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005).

(2) Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 5, 2006).

(3) Form of Restricted Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2006).

(4)    Form of First Amendment to Restricted Stock Award Agreement for Non-Management Directors under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007).

10.7	—	United Parcel Service, Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Annex II to the Definitive Proxy Statement, filed on March 13, 2009).

(1) Form of Long-Term Incentive Performance Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(2) Form of Non-Management Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

(3) UPS Management Incentive Program Terms and Conditions effective as of January 1, 2011 (incorporated by reference to Exhibit 10.10(3) to the 2010 Annual Report on Form 10-K).

†(4) UPS Stock Option Program Terms and Conditions effective as of January 1, 2012.

†(5) UPS Long-Term Incentive Performance Program Terms and Conditions effective as of January 1, 2012.

10.8	—	Form of UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the 2010 Annual Report on Form 10-K).

10.9	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000).

10.10	—	Discounted Employee Stock Purchase Plan, as amended and restated, effective October 1, 2002.

(1) Amendment No. 1 to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12(1) to the 2005 Annual Report on Form 10-K).

(2) Amendment No. 2 to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13(2) to the 2009 Annual Report on Form 10-K).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 14 to Part I, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

Exhibit No.		Description
†12	—	Ratio of Earnings to Fixed Charges.

†18	—	Letter on Change in Accounting Principles.

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

†	Filed herewith.
††	Furnished electronically herewith.