Form 10-Q
period 2012-03-31
UNITED PARCEL SERVICE INC
filed 2012-05-07
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-15451
_____________________________________
United Parcel Service, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

55 Glenlake Parkway, NE Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)
(404) 828-6000
(Registrant’s telephone number, including area code)
_____________________________________

Former name, former address and former fiscal year, if changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 233,763,372 Class A shares, and 725,732,912 Class B shares, with a par value of $0.01 per share, outstanding at April 20, 2012.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

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
Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other filings with the Securities and Exchange Commission contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and may also be described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2012 (unaudited) and December 31, 2011
(In millions)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,133	$3,034
Marketable securities	947	1,241
Accounts receivable, net	5,637	6,246
Deferred income tax assets	635	611
Other current assets	1,121	1,152
Total Current Assets	13,473	12,284
Property, Plant and Equipment, Net	17,614	17,621
Goodwill	2,177	2,101
Intangible Assets, Net	634	585
Non-Current Investments and Restricted Cash	304	303
Other Non-Current Assets	1,761	1,807
Total Assets	$35,963	$34,701
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$919	$33
Accounts payable	2,000	2,300
Accrued wages and withholdings	1,881	1,843
Self-insurance reserves	772	781
Income taxes payable	567	146
Other current liabilities	1,404	1,411
Total Current Liabilities	7,543	6,514
Long-Term Debt	11,079	11,095
Pension and Postretirement Benefit Obligations	5,465	5,505
Deferred Income Tax Liabilities	1,870	1,900
Self-Insurance Reserves	1,826	1,806
Other Non-Current Liabilities	681	773
Shareowners’ Equity:
Class A common stock (236 and 240 shares issued in 2012 and 2011)	3	3
Class B common stock (725 and 725 shares issued in 2012 and 2011)	7	7
Additional paid-in capital	—	—
Retained earnings	10,433	10,128
Accumulated other comprehensive loss	(3,020)	(3,103)
Deferred compensation obligations	76	88
Less: Treasury stock (2 shares in 2012 and 2011)	(76)	(88)
Total Equity for Controlling Interests	7,423	7,035
Total Equity for Non-Controlling Interests	76	73
Total Shareowners’ Equity	7,499	7,108
Total Liabilities and Shareowners’ Equity	$35,963	$34,701

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$13,136	$12,582
Operating Expenses:
Compensation and benefits	6,835	6,562
Repairs and maintenance	302	315
Depreciation and amortization	459	441
Purchased transportation	1,717	1,648
Fuel	1,025	908
Other occupancy	237	261
Other expenses	992	975
Total Operating Expenses	11,567	11,110
Operating Profit	1,569	1,472
Other Income and (Expense):
Investment income	6	11
Interest expense	(94)	(85)
Total Other Income and (Expense)	(88)	(74)
Income Before Income Taxes	1,481	1,398
Income Tax Expense	511	483
Net Income	$970	$915
Basic Earnings Per Share	$1.01	$0.92
Diluted Earnings Per Share	$1.00	$0.91

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$970	$915
Change in foreign currency translation adjustment, net of tax	91	125
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	(4)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(41)	(63)
Change in unrecognized pension and postretirement benefit costs, net of tax	34	55
Comprehensive income	$1,053	$1,028
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$970	$915
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	459	441
Pension and postretirement benefit expense	238	210
Pension and postretirement benefit contributions	(220)	(1,252)
Self-insurance reserves	11	(6)
Deferred taxes, credits and other	(92)	128
Stock compensation expense	162	120
Other (gains) losses	80	23
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	585	312
Other current assets	(34)	137
Accounts payable	(276)	(81)
Accrued wages and withholdings	43	144
Other current liabilities	377	182
Other operating activities	(23)	8
Net cash from operating activities	2,280	1,281
Cash Flows From Investing Activities:
Capital expenditures	(428)	(402)
Proceeds from disposals of property, plant and equipment	19	11
Purchases of marketable securities	(1,160)	(1,042)
Sales and maturities of marketable securities	1,462	1,141
Net decrease in finance receivables	24	26
Cash paid for business acquisitions	(100)	—
Other investing activities	(76)	(16)
Net cash used in investing activities	(259)	(282)
Cash Flows From Financing Activities:
Net change in short-term debt	885	1,297
Proceeds from long-term borrowings	4	12
Repayments of long-term borrowings	—	(113)
Purchases of common stock	(547)	(505)
Issuances of common stock	131	104
Dividends	(534)	(503)
Other financing activities	112	(45)
Net cash provided by financing activities	51	247
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	27	41
Net Increase In Cash And Cash Equivalents	2,099	1,287
Cash And Cash Equivalents:
Beginning of period	3,034	3,370
End of period	$5,133	$4,657
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2012, our results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Fair Value of Financial Instruments
The carrying amount of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2012. The fair value of our investment securities is disclosed in Note 4, our short and long-term debt in Note 8 and our derivative instruments in Note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
Change in Accounting Methodology
As described in our Annual Report on Form 10-K for the year ended December 31, 2011, we elected to change our accounting methodologies for recognizing expense for our company-sponsored U.S. and international pension and other postretirement benefit plans. The impact of these changes in our accounting methodologies was reported through retrospective application of the new policies to all periods presented. Accordingly, all relevant information as of, and for the quarter ended, March 31, 2011 has been adjusted to reflect the application of the new policies.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update to disclosure requirements for fair value measurement. These amendments, which became effective for us in the first quarter of 2012, result in a common definition of fair value and common measurement and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance had an immaterial impact on our consolidated financial position and results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued an Accounting Standards Update that increases the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for us beginning with the first quarter of 2012, and we have included the required presentation in this Form 10-Q.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after March 31, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.
NOTE 3. STOCK-BASED COMPENSATION
We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and management incentive awards to eligible employees. The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to the primary employee defined contribution plan are made in shares of UPS class A common stock.
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

Management Incentive Award
During the first quarter of 2012, we granted Restricted Units under the Management Incentive Award program to eligible management employees. Restricted Units under the Management Incentive Award program will generally vest over a five year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the date that the eligible management population and performance targets were approved for the Management Incentive Award program, we determined the award measurement date to be February 6, 2012 and therefore the Restricted Units grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $76.92 on that date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Performance Award
During the first quarter of 2012, we also granted target Restricted Units under the UPS Long-Term Incentive Performance Award program to eligible management employees. Of the total 2012 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2012 to 2014, using performance criteria targets established each year. For 2012, those targets consist of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2012 target award will be based upon our achievement of adjusted earnings per share in 2014 compared to a target established at the grant date.
The number of Restricted Units earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the Restricted Units earned may be a percentage less than or more than 100% of the target Restricted Units for each tranche. Based on the date that the eligible management population and performance targets were approved for the 2012 performance tranches, we determined the award measurement date to be March 1, 2012; therefore the target Restricted Units grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $76.89 on that date.
Nonqualified Stock Options
Historically, awards granted under the UPS Stock Option program were granted during the second quarter of each year to a limited group of eligible senior management employees. Stock option awards generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2012, we granted 0.2 million stock options at a weighted average grant price of $76.94. The weighted average fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $14.88 for 2012, using the following assumptions:

2012
Expected life (in years)	7.5
Risk-free interest rate	1.63%
Expected volatility	25.06%
Expected dividend yield	2.77%
Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2012 and 2011 was $162 and $120 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as available-for-sale as of March 31, 2012 and December 31, 2011 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2012
Current marketable securities:
U.S. government and agency debt securities	$216	$1	$(1)	$216
Mortgage and asset-backed debt securities	175	3	—	178
Corporate debt securities	382	4	—	386
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	152	—	—	152
Total marketable securities	$940	$8	$(1)	$947

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2011
Current marketable securities:
U.S. government and agency debt securities	$184	$3	$—	$187
Mortgage and asset-backed debt securities	188	4	(1)	191
Corporate debt securities	835	4	(2)	837
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	10	1	—	11
Total marketable securities	$1,232	$12	$(3)	$1,241
Auction Rate Securities
During the first quarter 2011, we sold all remaining investments in auction rate securities, which had been classified as non-current marketable securities. These sales did not have a material impact on our statement of consolidated income.
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of March 31, 2012. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2012, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$385	$385
Due after one year through three years	252	253
Due after three years through five years	44	45
Due after five years	256	261
	937	944
Equity securities	3	3
	$940	$947

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
We had $286 million of restricted cash related to our self-insurance requirements, as of March 31, 2012 and December 31, 2011, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets.
At March 31, 2012 and December 31, 2011 we held an $18 and $17 million, respectively, investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
Fair Value Measurements
Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include asset-backed securities, corporate bonds and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model based on each partnership’s financial statements and cash flow projections. The significant unobservable inputs used in the fair value measurement of the investment partnerships are state and federal tax credits provided by each partnership, tax benefits from investment losses and tax benefits on interest expense. Significant increases or decreases in any of these inputs in isolation would result in changes in the fair value measurement. Generally, a decrease in the assumption used for the state and federal tax credits is accompanied by a directionally similar change in value of the investment.
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2012
Marketable Securities:
U.S. government and agency debt securities	$216	$—	$—	$216
Mortgage and asset-backed debt securities	—	178	—	178
Corporate debt securities	—	386	—	386
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	152	—	152
Total marketable securities	216	731	—	947
Other investments	18	—	204	222
Total	$234	$731	$204	$1,169

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2011
Marketable Securities:
U.S. government and agency debt securities	$187	$—	$—	$187
Mortgage and asset-backed debt securities	—	191	—	191
Corporate debt securities	—	837	—	837
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	11	—	11
Total marketable securities	187	1,054	—	1,241
Other investments	17	—	217	234
Total	$204	$1,054	$217	$1,475
The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2012 and 2011 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2012	$—	$217	$217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):	—	—	—
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2012	$—	$204	$204

Balance on January 1, 2011	$138	$267	$405
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):	—	—	—
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	(138)	—	(138)
Balance on March 31, 2011	$—	$254	$254
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2012 and December 31, 2011 consist of the following (in millions):

	2012	2011
Vehicles	$5,954	$5,981
Aircraft (including aircraft under capitalized leases)	14,763	14,616
Land	1,110	1,114
Buildings	3,105	3,095
Building and leasehold improvements	2,985	2,943
Plant equipment	6,863	6,803
Technology equipment	1,642	1,593
Equipment under operating leases	89	93
Construction-in-progress	374	303
	36,885	36,541
Less: Accumulated depreciation and amortization	(19,271)	(18,920)
	$17,614	$17,621

NOTE 6. EMPLOYEE BENEFIT PLANS
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2012 and 2011 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Net Periodic Cost:
Service cost	$249	$218	$22	$22	$15	$9
Interest cost	353	327	52	52	11	10
Expected return on assets	(492)	(489)	(4)	(4)	(12)	(11)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	43	1	2	—	—
Other net (gain) loss	—	30	—	—	—	1
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$153	$129	$71	$72	$14	$9
During the first three months of 2012, we contributed $192 million and $28 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $232 and $443 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
As of December 31, 2011, we had approximately 245,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,700 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,200 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We contribute to a number of multiemployer defined benefit and health and welfare plans under terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations will remain in effect throughout the terms of the existing collective bargaining agreements.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2012 and December 31, 2011 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2011 balance	$—	$361	$1,740	$2,101
Acquired	—	67	—	67
Currency / Other	—	4	5	9
March 31, 2012 balance	—	$432	$1,745	$2,177
The increase in goodwill in the International Package segment was due to the acquisition of Kiala S.A., a firm based in Brussels that provides e-commerce retailers a platform to offer delivery options to consumers. The purchase price allocation was not complete as of March 31, 2012 and therefore adjustments to the recorded amount of goodwill may occur in 2012 prior to the one year anniversary of the acquisition. The remaining increase in goodwill for both the International and Supply Chain & Freight segments was due to the impact of the weakening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2012 and December 31, 2011 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2012:
Trademarks, licenses, patents, and other	$189	$(65)	$124
Customer lists	132	(70)	62
Franchise rights	111	(59)	52
Capitalized software	2,062	(1,666)	396
Total Intangible Assets, Net	$2,494	$(1,860)	$634
December 31, 2011:
Trademarks, licenses, patents, and other	$146	$(54)	$92
Customer lists	120	(66)	54
Franchise rights	109	(58)	51
Capitalized software	2,014	(1,626)	388
Total Intangible Assets, Net	$2,389	$(1,804)	$585

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2012 and December 31, 2011 consists of the following (in millions):

	Maturity	2012	2011
Commercial paper	2012	$885	$—
4.50% senior notes	2013	1,773	1,778
3.875% senior notes	2014	1,048	1,050
5.50% senior notes	2018	837	841
5.125% senior notes	2019	1,109	1,119
8.375% debentures	2020	498	504
3.125% senior notes	2021	1,629	1,641
8.375% debentures	2030	283	284
6.20% senior notes	2038	1,480	1,480
4.875% senior notes	2040	489	489
Floating rate senior notes	2049-2053	376	376
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031/2050	793	777
Capital lease obligations	2012-3004	476	469
Other debt	2022	2	—
Total Debt		11,998	11,128
Less: Current Maturities		(919)	(33)
Long-term Debt		$11,079	$11,095
Debt Classification
We have classified our 4.50% senior notes with a principal balance of $1.750 billion due in January 2013 as a long-term liability, based on our intent and ability to refinance the debt as of March 31, 2012.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $885 million outstanding under this program as of March 31, 2012, with an average interest rate of 0.04%. As of March 31, 2012, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of March 31, 2012.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2012.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2012 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2012, 10% of net tangible assets is equivalent to $2.561 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of March 31, 2012, our net worth, as defined, was equivalent to $10.443 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $12.970 and $12.035 billion as of March 31, 2012 and December 31, 2011, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises-Morgate and Samica. We prevailed at the trial court level in both cases, and plaintiffs appealed.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•Morgate was filed in March 2003. The plaintiffs are 125 individual franchisees who did not rebrand and a certified class of all franchisees who did rebrand to The UPS Store. A bellwether trial for three individual plaintiffs was set for early 2010, but the trial court entered judgment against one of the three plaintiffs prior to trial, which was affirmed in January 2012.  Plaintiffs have filed a petition for review with the California Supreme Court. The trial court also granted our motion for summary judgment against the members of the certified class, which was reversed in January 2012.
•Samica was filed in March 2006. The plaintiffs are 250 individual The UPS Store franchisees who either elected to rebrand or purchased new The UPS Store franchises. Summary judgment was granted in UPS's favor and affirmed on appeal in December 2011. Plaintiffs have indicated that they intend to file a petition for certiorari with the United States Supreme Court.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) three separate components of these cases were being appealed to federal and state courts following decisions favorable to UPS; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present if any aspects of these cases proceed forward. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has informed us that it has opened a civil investigation of our policies and practices for dealing with third party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) discovery is ongoing; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class-action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The request to certify the case in Québec was heard in February 2012. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We received a grand jury subpoena from the Antitrust Division of the DOJ regarding the DOJ's investigation into certain pricing practices in the freight forwarding industry in December 2007.
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
On March 28, 2012, the European Commission ("Commission") announced a decision finding that 14 freight forwarders, including UPS, had infringed EU competition law. The Commission assessed a fine on UPS in the amount of €10 million. We are currently evaluating the decision and a potential appeal.
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the magistrate judge recommended that the district court grant our motion to dismiss, with leave to amend, and the scope of the plaintiffs' claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.
NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of March 31, 2012, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of March 31, 2012, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2012 and 2011 (in millions, except per share amounts):

	2012		2011
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	240	$3	258	$3
Common stock purchases	(2)	—	(2)	—
Stock award plans	2	—	1	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(5)	—	(6)	—
Class A shares issued at end of period	236	$3	252	$3
Class B Common Stock
Balance at beginning of period	725	$7	735	$7
Common stock purchases	(5)	—	(5)	—
Conversions of class A to class B common stock	5	—	6	—
Class B shares issued at end of period	725	$7	736	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		210		143
Common stock purchases		(428)		(176)
Common stock issuances		63		58
Option premiums received (paid)		155		(25)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$10,128		$10,604
Net income		970		915
Dividends ($0.57 and $0.52 per share)		(551)		(518)
Common stock purchases		(114)		(325)
Balance at end of period		$10,433		$10,676
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2012, we entered into an accelerated share repurchase program, which allowed us to repurchase $350 million of shares (4.6 million shares). The program was completed in March 2012.
In total, we repurchased a total of 7.1 million shares of class A and class B common stock for $542 million during the three months ended March 31, 2012, and 6.8 million shares for $501 million for the three months ended March 31, 2011. On May 3, 2012, the Board of Directors approved a new share repurchase authorization of $5.0 billion, which replaces an authorization previously announced in 2008. The new share repurchase authorization has no expiration date.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. During the three months ended March 31, 2012, we did not pay premiums on options for the purchase of shares. However, we received $155 million in premiums for options that were entered into during 2011 that expired during this quarter. During the three months ended March 31, 2011, we paid $25 million in premiums on options for the purchase of shares, and had not received any premiums in excess of our initial investment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Foreign currency translation gain (loss):
Balance at beginning of period	$(160)	$(68)
Aggregate adjustment for the period (net of tax effect of $(11) and $(9))	91	125
Balance at end of period	(69)	57
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	12
Current period changes in fair value (net of tax effect of $0, and $2)	1	4
Reclassification to earnings (net of tax effect of $(1) and $(4))	(2)	(8)
Balance at end of period	5	8
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(204)	(239)
Current period changes in fair value (net of tax effect of $(25) and $(32))	(42)	(53)
Reclassification to earnings (net of tax effect of $0 and $(6))	1	(10)
Balance at end of period	(245)	(302)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,745)	(2,340)
Reclassification to earnings (net of tax effect of $16 and $29)	28	47
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $4 and $4)	6	8
Balance at end of period	(2,711)	(2,285)
Accumulated other comprehensive income (loss) at end of period	$(3,020)	$(2,522)
Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	2012		2011
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$88		$103
Reinvested dividends		1		1
Benefit payments		(13)		(19)
Balance at end of period		$76		$85
Treasury Stock:
Balance at beginning of period	(2)	$(88)	(2)	$(103)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	13	—	19
Balance at end of period	(2)	$(76)	(2)	$(85)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests on our consolidated balance sheets primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey and portions of the Central Asia region. The activity related to our noncontrolling interests is presented below for the three months ended March 31, 2012 and 2011 (in millions):

	2012	2011
Noncontrolling Interests:
Balance at beginning of period	$73	$68
Acquired noncontrolling interests	3	2
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$76	$70
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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and investments in limited partnerships.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenue:
U.S. Domestic Package	$8,004	$7,543
International Package	2,966	2,900
Supply Chain & Freight	2,166	2,139
Consolidated	$13,136	$12,582
Operating Profit:
U.S. Domestic Package	$995	$880
International Package	408	453
Supply Chain & Freight	166	139
Consolidated	$1,569	$1,472

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to common shareowners	$970	$915
Denominator:
Weighted average shares	959	988
Deferred compensation obligations	2	2
Vested portion of restricted shares	1	2
Denominator for basic earnings per share	962	992
Effect of dilutive securities:
Restricted performance units	4	3
Restricted stock units	5	6
Stock option plans	1	1
Denominator for diluted earnings per share	972	1,002
Basic earnings per share	$1.01	$0.92
Diluted earnings per share	$1.00	$0.91
Diluted earnings per share for the three months ended March 31, 2012 and 2011 exclude the effect of 2.6 and 5.0 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

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
 We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events such as a credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At March 31, 2012, we held cash collateral of $56 million under these agreements.
In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our debt rating. The amount of additional collateral is a fixed incremental amount. At March 31, 2012, the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $11 million. The Company has never been required to post any collateral as a result of these contractual features.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2012 and December 31, 2011, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2012		December 31, 2011
Currency hedges:
Euro		€2,337		€1,685
British Pound Sterling		£876		£870
Canadian Dollar	C$	474	C$	318

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$6,424		$6,424
Floating to Fixed Interest Rate Swaps		$789		$791
Interest Rate Basis Swaps		$2,500		$—
Forward Starting Swaps		$500		$—
As of March 31, 2012, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 39 years.
Balance Sheet Recognition and Fair Value Measurements
The following table indicates the location on the consolidated balance sheets in which our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	March 31, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$85	$164
Foreign exchange contracts	Other non-current assets	Level 2	23	—
Interest rate contracts	Other non-current assets	Level 2	365	401
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	—	2
Interest rate contracts	Other non-current assets	Level 2	70	82
Total Asset Derivatives			$543	$649

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	March 31, 2012	December 31, 2011
Derivatives designated as hedges:
Interest rate contracts	Other current liabilities	Level 2	$9	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	143	185
Interest rate contracts	Other non-current liabilities	Level 2	12	13
Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	Level 2	2	10
Total Liability Derivatives			$166	$208

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
Income Statement Recognition
The following table indicates the amount and location in the statements of consolidated income for the three months ended March 31, 2012 and 2011 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions):

	2012	2011		2012	2011
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(8)	$—	Interest Expense	$(5)	$(5)
Foreign exchange contracts	41	18	Interest Expense	16	34
Foreign exchange contracts	(5)	—	Other Operating Expense	—	—
Foreign exchange contracts	(95)	(103)	Revenue	(12)	(13)
Total	$(67)	$(85)		$(1)	$16
As of March 31, 2012, $5 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2013. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2012 and 2011.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2012 and 2011 (in millions):

		2012	2011			2012	2011
Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate contracts	Interest Expense	$(36)	$(27)	Fixed-Rate Debt and Capital Leases	Interest Expense	$36	$27
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
We have entered into several interest rate basis swaps, which effectively convert cash flows based on variable LIBOR-based interest rates to cash flows based on the prevailing federal funds interest rate. These swaps are not designated as hedges, and all amounts related to fair value changes and settlements are recorded to interest expense in the statements of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges (in millions):

		2012	2011
Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest Rate Swap Contract	Interest Expense	$(3)	$—
Foreign Exchange Contracts	Other Operating Expenses	$(8)	$(10)
NOTE 14. INCOME TAXES
Our effective tax rate remained at 34.5% in the first quarter of 2012, the same rate as in the first quarter of 2011.
We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2005. During the fourth quarter of 2010, we received a refund of $139 million as a result of the resolution of tax years 2003 through 2004 with the IRS Appeals Office. We have filed all required U.S. state and local returns reporting the result of the resolution of the U.S. federal income tax audit of the tax years 2003 and 2004. A limited number of U.S. state and local matters are the subject of ongoing audits, administrative appeals or litigation.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.
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

NOTE 15. BUSINESS ACQUISITIONS
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
On March 19, 2012 we announced an agreement to purchase TNT Express N.V. ("TNT Express") for €9.50 per ordinary share. The offer values the issued and outstanding share capital of TNT Express at €5.16 billion ($6.77 billion). We anticipate the acquisition will close during the third quarter of 2012 and intend to finance the offer by utilizing a combination of approximately $5.0 billion of available cash and approximately $1.8 billion in new debt. The transaction will create a global leader in the logistics industry and an enhanced, integrated global network. The combination will expand our express capabilities and logistics solutions in Europe, while deepening our existing position in fast-growing regions such as Asia-Pacific and Latin America.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic expansion continued at a moderate pace in the first quarter of 2012, which provided for growth in the overall U.S. small package delivery market. Additionally, continued growth in industrial production and retail sales, particularly online retail sales, have expanded the small package market in the U.S. These economic trends provided for a solid increase in our U.S. Domestic Package volume in the first quarter of 2012, and our products most aligned with business-to-consumer shipments showed the strongest growth.
Outside of the U.S., economic growth has slowed down due to volatility in world markets, particularly in Europe, although stronger growth has continued within Asia. This slower economic growth has created an environment where customers are more likely to trade-down from premium express products to standard delivery products. Additionally, the uneven nature of economic growth worldwide has led to shifting trade patterns in certain regions around the world. These circumstances have led us to adjust our air capacity and cost structure in our transportation network to the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends, leading to solid overall performance for our international package business.
In 2012, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs across all segments. This has directly helped improve the operating margin and profit in our U.S. Domestic Package and Supply Chain & Freight segments. Continued deployment of technology improvements should lead to further gains in our operational efficiency, flexibility, and reliability, thus restraining costs and improving margins. In our International Package segment, we have continued to invest to support our growth initiatives. Throughout the world, we have adjusted our air network and utilized newly constructed or expanded operating facilities to improve time-in-transit for shipments in each region. We have also continued to optimize our aircraft network, to leverage the new route authority we have gained over the last several years and to take full advantage of faster growing trade lanes. Additionally, in the first quarter of 2012, we acquired Kiala S.A., which will expand our service offerings for business-to-consumer deliveries in Europe.
Volatile fuel prices have continued to impact both revenue and expense in all three of our segments. In the first quarter of 2012, rising fuel prices led to higher fuel surcharge rates and increased fuel and purchased transportation costs.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2012	2011	%
Revenue (in millions)	$13,136	$12,582	4.4%
Operating Expenses (in millions)	11,567	11,110	4.1%
Operating Profit (in millions)	$1,569	$1,472	6.6%
Operating Margin	11.9%	11.7%
Average Daily Package Volume (in thousands)	15,592	14,957	4.3%
Average Revenue Per Piece	$10.86	$10.76	0.9%
Net Income (in millions)	$970	$915	6.0%
Basic Earnings Per Share	$1.01	$0.92	9.8%
Diluted Earnings Per Share	$1.00	$0.91	9.9%

Results of Operations—Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. From time to time, we supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including operating profit, operating margin, pre-tax income, effective tax rate, net income and earnings per share adjusted for the non-comparable items. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2012 or 2011.
U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2012	2011	%
Average Daily Package Volume (in thousands):
Next Day Air	1,213	1,155	5.0%
Deferred	985	896	9.9%
Ground	11,042	10,618	4.0%
Total Avg. Daily Package Volume	13,240	12,669	4.5%
Average Revenue Per Piece:
Next Day Air	$20.06	$20.22	(0.8)%
Deferred	13.01	13.13	(0.9)%
Ground	7.96	7.79	2.2%
Total Avg. Revenue Per Piece	$9.45	$9.30	1.6%
Operating Days in Period	64	64
Revenue (in millions):
Next Day Air	$1,557	$1,495	4.1%
Deferred	820	753	8.9%
Ground	5,627	5,295	6.3%
Total Revenue	$8,004	$7,543	6.1%
Operating Expenses (in millions)	$7,009	$6,663	5.2%
Operating Profit (in millions)	$995	$880	13.1%
Operating Margin	12.4%	11.7%
Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2012 compared with the corresponding period of 2011:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2012 vs. 2011	4.5%	(0.3)%	1.9%	6.1%
Volume
Our overall volume increased in the first quarter of 2012 compared with the same period in 2011, largely due to improved U.S. economic conditions, continued solid growth in retail e-commerce, and strong customer demand for our lightweight products. Business-to-consumer shipments, which represent approximately 40% of total U.S. Domestic Package volume, experienced stronger growth than commercial volume.
Among our air products, Next Day Air package volume increased 5.6% with particular growth in our Next Day Air Saver product, while volume for our deferred air products increased 9.9%. This strong growth was driven by business-to-consumer shipments from e-commerce retailers. Next Day Air letter volume increased slightly, as strength in mortgage refinancing drove gains in our Next Day Air Saver letter product.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in ground volume was driven by our lightweight service offerings, including SurePost, which target low-cost, non-urgent residential deliveries. These lightweight products experienced volume growth over 30%, and accounted for approximately half of the total increase in ground shipments in the first quarter. Growth continues to be driven by business-to-consumer shipping activity from e-commerce retailers.
Rates and Product Mix
Overall revenue per piece increased in the first quarter of 2012 due to a combination of base price increases and fuel surcharge rate changes, which are discussed further below. The strong volume growth in Next Day Air Saver and our lightweight products negatively impacted overall yield growth, as these products accounted for a greater portion of our overall volume in the first quarter of 2012 than in 2011.
Revenue per piece for our ground and air products was also positively impacted by an increase in base rates that took effect on January 2, 2012. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 5.9% on UPS Ground, while reducing our fuel surcharge indexes (discussed further below). Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on certain residential and commercial services. These rate changes are customary and occur on an annual basis.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended March 31,		Change
	2012	2011	% Point
Next Day Air / Deferred	13.0%	10.1%	2.9%
Ground	8.0%	6.0%	2.0%
On January 2, 2012, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. The 2012 increase in the air and ground fuel surcharges was due to the significant increase in jet and diesel fuel prices, but partially offset by the reduction in the index on the air and ground surcharges. Total domestic fuel surcharge revenue increased by $143 million in the first quarter of 2012, primarily due to the increase in volume and the higher fuel surcharge rates discussed above.
Operating Expenses
Overall operating expenses for the segment increased $346 million for the first quarter of 2012 compared with the same period of 2011, while the total cost per piece increased 0.6%. This increase was primarily due to an increase in pick-up and delivery costs of $198 million, primarily as a result of higher fuel prices and a 2.4% union contractual driver wage increase. Additionally, the cost of operating our domestic integrated air and ground network increased $138 million for the first quarter due largely to higher fuel costs, as well as higher rates charged by outside transportation carriers, primarily railroads.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting efficiency. Improved delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume at a faster rate than the increase in direct labor hours (up 0.9%), aircraft block hours (up 0.3%) and miles driven (up 1.7%) in the first quarter of 2012 compared with the same period of 2011.
Operating Profit and Margin
The increase in revenue per piece in excess of the growth in cost per piece resulted in strong operating leverage, leading to a 70 basis point increase in the operating margin during the first quarter of 2012 compared with the same period of 2011. This margin improvement, combined with volume growth, resulted in a solid operating profit increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2012	2011	%
Average Daily Package Volume (in thousands):
Domestic	1,409	1,393	1.1%
Export	943	895	5.4%
Total Avg. Daily Package Volume	2,352	2,288	2.8%
Average Revenue Per Piece:
Domestic	$7.10	$7.06	0.6%
Export	36.37	37.20	(2.2)%
Total Avg. Revenue Per Piece	$18.83	$18.85	(0.1)%
Operating Days in Period	64	64
Revenue (in millions):
Domestic	$640	$629	1.7%
Export	2,195	2,131	3.0%
Cargo	131	140	(6.4)%
Total Revenue	$2,966	$2,900	2.3%
Operating Expenses (in millions)	$2,558	$2,447	4.5%
Operating Profit (in millions)	$408	$453	(9.9)%
Operating Margin	13.8%	15.6%
Currency Translation Benefit / (Cost)—(in millions)*:			$
Revenue			$(56)
Operating Profit			$(17)
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2012 compared with the corresponding period of 2011:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2012 vs. 2011	2.8%	(0.7)%	2.1%	(1.9)%	2.3%
Volume
Export volume increased in the first quarter of 2012 compared to the same period in 2011, with our standard products growing at a faster rate than our premium express products. Our transborder products experienced solid growth, particularly in key countries within Europe. Our intra-Asia volume also increased, and was impacted by continued economic growth and increased trade among countries within Asia. Inter-regional volume increased at a slower pace, and was impacted by relatively lower volume growth in the key Asia-to-Americas trade lane. Additionally, inter-regional volume growth into Europe declined, largely due to the economic weakness within the European Union in the first quarter of 2012.
Domestic volume increases were driven by growth in key markets, including Canada, the U.K. and Poland, but somewhat offset by lower volume in Germany as a result of yield management initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
Total average revenue per piece increased 2.0% for the first quarter on a currency-adjusted basis. Currency-adjusted export revenue per piece decreased 0.7%, as the shift in product mix from our premium express products to our standard products more than offset the increases in base rates and fuel surcharge rates. Additionally, currency-adjusted export revenue per piece was adversely impacted by a shortening of average trade lanes, as we experienced greater volume growth among our Transborder and Trade Direct products relative to our inter-regional volume.
Currency-adjusted domestic revenue per piece increased 4.9% for first quarter, largely due to base rate increases and higher fuel surcharge rates.
On January 2, 2012, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indexes. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Fuel Surcharges
On January 2, 2012, in connection with our base rate increases, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased by $60 million for the first quarter of 2012, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.
Operating Expenses
Overall operating expenses for the segment increased $111 million for the first quarter of 2012 compared with the same period in 2011. The impact of foreign currency exchange rate changes resulted in a favorable impact on operating expense comparisons between the first quarter of 2012 and the same period of 2011 of $39 million.
Excluding the impact of currency exchange rate changes, the total cost per piece for the segment increased 3.3% for the first quarter. The largest component of this increase (excluding the impact of currency) relates to the cost of operating our international integrated air and ground network, which increased $54 million for the first quarter due largely to higher fuel costs and increased block hours. Pick-up and delivery costs increased $21 million for the first quarter, primarily as a result of higher fuel prices and increased package volume.
Operating Profit and Margin
The operating margin declined 180 basis points in the first quarter of 2012 compared with the same period of 2011, as revenue per piece was relatively flat while cost per piece increased. This decline in operating margin was primarily due to an unfavorable shift in product mix from our premium to our standard products, the impact of fuel prices and currency exchange rate movements. Fluctuations in foreign currency exchange rates resulted in an adverse impact on operating profit comparisons between the first quarter of 2012 and the same period of 2011 of $17 million. Additionally, fuel prices negatively impacted the operating profit comparison between the first quarter of 2012 and 2011, as fuel expense increased at a faster pace than fuel surcharge revenue. The adverse operating profit impacts of fuel, currency, and product mix changes were somewhat offset by the overall volume increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2012	2011	%
Freight LTL Statistics:
Revenue (in millions)	$558	$545	2.4%
Revenue Per Hundredweight	$21.47	$20.54	4.5%
Shipments (in thousands)	2,468	2,526	(2.3)%
Shipments Per Day (in thousands)	38.6	39.5	(2.3)%
Gross Weight Hauled (in millions of lbs)	2,597	2,656	(2.2)%
Weight Per Shipment (in lbs)	1,052	1,051	0.1%
Operating Days in Period	64	64
Revenue (in millions):
Forwarding and Logistics	$1,424	$1,429	(0.3)%
Freight	618	604	2.3%
Other	124	106	17.0%
Total Revenue	$2,166	$2,139	1.3%
Operating Expenses (in millions)	$2,000	$2,000	—%
Operating Profit (in millions)	$166	$139	19.4%
Operating Margin	7.7%	6.5%
Currency Translation Benefit / (Cost) – (in millions)*:			$
Revenue			$(10)
Operating Profit			$(1)
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
Forwarding and Logistics revenue decreased $5 million in the first quarter of 2012 compared with the corresponding period in 2011. In our logistics products, revenue increased in the first quarter of 2012 as we experienced solid growth in our mail services and healthcare solutions. Forwarding revenue decreased primarily due to volume and tonnage declines in our air forwarding business; however, this was partially offset by improved rates and fuel and security surcharges. The tonnage decrease in our air forwarding business was largely impacted by an overall decline in demand in the air forwarding market in the first quarter of 2012 compared with 2011.
Freight revenue increased $14 million in the first quarter, primarily due to a base rate increase and increased fuel surcharge rates. The decline in average daily LTL shipments was impacted by increased competitiveness in the LTL market, while LTL revenue per hundredweight increased mainly due to our focus on yield management and profitable revenue growth. The increase in LTL revenue per hundredweight was impacted by a base rate increase that took effect during the latter half of 2011, as well as higher fuel surcharge rates, as total fuel surcharge revenue increased $11 million for the first quarter driven by higher diesel fuel prices. An increase in base prices took effect on August 1, 2011, as our freight unit increased minimum charge, LTL and TL rates an average of 6.9%, covering non-contractual shipments in the United States, Canada and Mexico.
The other businesses within Supply Chain & Freight experienced an increase in revenue, primarily due to growth at UPS Capital, the UPS Store, UPS Customer Solutions and our contract to provide domestic air transportation services for the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Forwarding and logistics operating expenses decreased $29 million for the first quarter of 2012 compared with the same period of 2011, due to several factors. Compensation and benefits expense declined by $10 million, largely due to reduced payroll and lower pension costs. Operating expenses in 2012 were also reduced by a $9 million gain realized upon the sale of an operating facility. Additionally, expense reductions were realized across several other expense categories in our forwarding business, including hub and gateway costs, facility and occupancy expense, and the provision for doubtful accounts.
Freight operating expenses increased $15 million in the first quarter, with the total cost per LTL shipment increasing 5.0%. The largest component of this increase relates to the cost of operating our linehaul network, which increased $9 million for the quarter. Increased linehaul network costs were largely due to higher pension and healthcare costs, a 3.3% union contractual driver wage increase, as well as higher fuel costs operating our vehicle fleet and higher fuel surcharge rates passed to us from outside transportation carriers (due to higher diesel fuel prices). Non-operating costs increased $5 million for the quarter, largely due to management payroll increases, facility repairs and higher pension expense. These expense increases were somewhat offset by improved productivity measures, including pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization.
Expenses for the other businesses within Supply Chain & Freight increased $14 million in the first quarter of 2012 compared with 2011.
Operating Profit and Margin
The forwarding and logistics unit increased operating profit by $24 million in the first quarter of 2012 compared to the same period in 2011, including a $9 million gain on the sale of an operating facility in 2012. In the forwarding business, operating margins expanded due to cost reductions and growth in our North American brokerage and transportation services businesses. Our logistics business had an increase in operating profit for the first quarter of 2012, largely due to strong growth in our higher-margin mail services, as well as the previously-mentioned gain on sale of a facility.
Operating profit for our freight unit remained flat in the first quarter of 2012 compared to the same period in 2011, as cost pressures were largely offset by productivity gains and volume declines were offset by improved yields.
The combined operating income for all of our other businesses in this segment increased $4 million during the quarter, largely due to growth from our contract to provide domestic air transportation services for the U.S. Postal Service.
Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2012	2011	%
Operating Expenses (in millions):
Compensation and Benefits	$6,835	$6,562	4.2%
Repairs and Maintenance	302	315	(4.1)%
Depreciation and Amortization	459	441	4.1%
Purchased Transportation	1,717	1,648	4.2%
Fuel	1,025	908	12.9%
Other Occupancy	237	261	(9.2)%
Other Expenses	992	975	1.7%
Total Operating Expenses	$11,567	$11,110	4.1%
			$
Currency Translation (Benefit) Cost			$(48)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Employee payroll costs increased $128 million for the first quarter of 2012 compared with the same period of 2011, largely due to contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters, as well as a 0.6% increase in total union labor hours. Management payroll costs also increased, largely as a result of a change in the timing of our management incentive awards, as restricted units that were previously granted in the fourth quarter of each year were granted in the first quarter of 2012.
Benefits expense increased $145 million for the first quarter, primarily due to higher pension expense, payroll taxes, and the expense associated with our self-insurance for worker’s compensation claims, as follows:

•
Pension expense increased $63 million for the quarter, resulting from higher union contribution rates for multi-employer pension plans, combined with increased service and interest costs for company-sponsored plans. Increases in service and interest cost for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•	Company accruals for employee payroll taxes increased by $32 million, largely due to the change in timing of our management incentive compensation awards.

•
The expense associated with our self-insurance programs for worker’s compensation claims increased by $55 million for the first quarter of 2012. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2011, we experienced more favorable actuarial expense adjustments on previous years' claims compared with 2012, thus leading to the increase in expense.

Repairs and Maintenance
The decrease in repairs and maintenance expense was largely due to lower aircraft maintenance costs, which decreased $19 million for the first quarter of 2012 compared with 2011. This decrease resulted primarily from the conversion of an engine maintenance agreement with an outside vendor from a cost reimbursement approach to a fixed rate per flight hour. Additionally, aircraft maintenance expense declined due to a reduction in the number of scheduled maintenance checks for our Airbus A300, Boeing 757 and Boeing MD-11 aircraft, and a reduction of engine flight hours for some of our Boeing 757 aircraft.
Depreciation and Amortization
The increase in depreciation and amortization expense was primarily the result of a $17 million increase in depreciation expense on vehicles, as a result of an overall increase in the size of our vehicle fleet in our U.S. Domestic package operations.
Purchased Transportation
The increase in purchased transportation was impacted by a combination of higher volume, as well as increased fuel surcharges and base rates charged to us by third-party air, ocean and truck carriers across all segments. The combination of these factors increased expense by $56 million for the first quarter of 2012. Additionally, we incurred a $13 million increase in expense in the first quarter for the use of rail carriers, which was due primarily to higher rates and fuel surcharges.
Fuel
The increase in fuel expense was primarily caused by higher prices for jet-A fuel, diesel and unleaded gasoline, which increased expense by $111 million for the first quarter of 2012 compared with 2011. Higher usage of these products in our operations accounted for the remaining increase in expense of $6 million for the first quarter.
Other Occupancy
Other occupancy expense decreased primarily due to several weather-related factors. The relatively warm winter in the United States helped to reduce natural gas and heating costs in our facilities, as well as reduce snow-removal costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
The increase in other expenses in the first quarter of 2012 was largely due to increased advertising costs, equipment rentals, aircraft landing fees, and certain outside professional fees. These increases were partially offset by the gain on the sale of a distribution facility, and a reduction in aircraft deicing expense due to the relatively warm winter weather in the United States.
Investment Income and Interest Expense

	Three Months Ended March 31,		Change
	2012	2011	%
(in millions)
Investment Income	$6	$11	(45.5)%
Interest Expense	$(94)	$(85)	10.6%
Investment Income
The decrease in investment income for the first quarter of 2012 compared with the same period of 2011 was primarily caused by a decline in realized gains on sales of investments. During the first quarter of 2012, we realized $3 million in net gains on sales of securities, compared with $12 million in net gains on the sales of auction rate securities, preferred equity securities and an S&P 500 index fund in the first quarter of 2011. This decline in realized gains was partially offset by an increase in interest income in the first quarter of 2012 compared with 2011, largely due to having a higher average balance of interest-earning cash and investments in our portfolio in 2012.
Interest Expense
Interest expense increased in the first quarter of 2012 compared with the same period of 2011, largely due to a higher effective interest rate incurred on our debt, as well as a higher average balance outstanding, in 2012 compared with 2011. The higher effective interest rate incurred was largely due to having a greater proportion of fixed-rate debt outstanding relative to lower-yielding variable rate debt in the first quarter of 2012 compared with the same period of 2011. The higher average balance of debt outstanding in the first quarter of 2012 was largely due to aircraft capital lease obligations that were entered into during the last three quarters of 2011.
Income Tax Expense

	Three Months Ended March 31,		Change
	2012	2011	%
(in millions)
Income Tax Expense	$511	$483	5.8%
Effective Tax Rate	34.5%	34.5%
Income tax expense increased due to higher pre-tax income in the first quarter of 2012 compared with 2011. Our effective tax rate remained constant at 34.5% in both periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Three Months Ended March 31,
	2012	2011
Net income	$970	$915
Non-cash operating activities (a)	858	916
Pension and postretirement plan contributions (UPS-sponsored plans)	(220)	(1,252)
Income tax receivables and payables	437	393
Changes in working capital and other noncurrent assets and liabilities	258	301
Other sources (uses) of cash from operating activities	(23)	8
Net cash from operating activities	$2,280	$1,281
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. In the first quarter of 2012, we contributed $220 million to our company-sponsored pension and postretirement medical benefit plans, which included a $176 million contribution to the UPS IBT Pension Plan. In the first quarter of 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $675 million to our company-sponsored pension and U.S. postretirement medical benefit plans over the remainder of 2012.
Operating cash flow was favorably impacted in both 2012 and 2011 by higher net income and seasonal changes in our working capital position. Cash flow also benefits in the first quarter of each year as a result of the lack of any required U.S. Federal estimated income tax payments. Other changes in working capital were largely a result of the timing of salary and wages payable and related tax withholdings, as well as improved collections of receivables during first quarter 2012 compared with the same period of 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2012	2011
Net cash used in investing activities	$(259)	$(282)

Capital Expenditures:
Buildings and facilities	$(108)	$(73)
Aircraft and parts	(172)	(224)
Vehicles	(33)	(27)
Information technology	(115)	(78)
	$(428)	$(402)

Capital Expenditures as a % of Revenue	3.3%	3.2%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$19	$11
Net decrease in finance receivables	$24	$26
Net sales of marketable securities	$302	$99
Cash paid for business acquisitions	$(100)	$—
Other uses of cash for investing activities	$(76)	$(16)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on aircraft primarily related to contract deposits on open aircraft orders, and final payments associated with the delivery of three Boeing 767-300s in 2012 and two Boeing 747-400s in 2011. Capital spending on buildings and facilities and information technology increased in 2012 compared with 2011, largely due to our Cologne hub expansion in Germany as well as various technology deployments. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.
The net change in finance receivables is primarily due to customer paydowns and new loan origination activity, primarily in our business credit and asset-based lending portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions was related to our acquisition of Kiala S.A., which closed in the first quarter of 2012. Other investing activities include the cash settlement of derivative contracts used in our currency hedging programs and the timing of aircraft purchase contract deposits on our Boeing 767-300 aircraft order.
On March 19, 2012 we announced an agreement to purchase TNT Express N.V. ("TNT Express") for €9.50 per ordinary share. The offer values the issued and outstanding share capital of TNT Express at €5.16 billion ($6.77 billion). We anticipate the acquisition will close during third quarter 2012 and intend to finance the offer by utilizing a combination of approximately $5.0 billion of available cash and approximately $1.8 billion in new debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Provided by Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) financing activities	$51	$247
Share Repurchases:
Cash expended for shares repurchased	$(547)	$(505)
Number of shares repurchased	(7.1)	(6.8)
Shares outstanding at period end	959	986
Percent reduction in shares outstanding	(0.4)%	(0.5)%
Dividends:
Dividends declared per share	$0.57	$0.52
Cash expended for dividend payments	$(534)	$(503)
Borrowings:
Net borrowings (repayments) of debt principal	$889	$1,196
Other Financing Activities:
Cash received for common stock issuances	$131	$104
Other sources (uses) of cash for financing activities	$112	$(45)
Capitalization (as of March 31 each year):
Total debt outstanding at period end	$11,998	$12,058
Total shareowners’ equity at period end	7,499	8,234
Total capitalization	$19,497	$20,292
Debt to Total Capitalization %	61.5%	59.4%
We repurchased a total of 7.1 million shares of class A and class B common stock for $542 million during the three months ended March 31, 2012, and 6.8 million shares for $501 million for the three months ended March 31, 2011 ($547 million and $505 million in repurchases for 2012 and 2011, respectively, are reported on the cash flow statement due to the timing of settlements). On May 3, 2012, the Board of Directors approved a new share repurchase authorization of $5.0 billion, which replaces an authorization previously announced in 2008. The new share repurchase authorization has no expiration date. For 2012 and 2013, we anticipate repurchasing approximately $1.5 billion in shares each year.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.57 per share in 2012, compared with the previous $0.52 quarterly dividend rate in 2011. We expect to continue the practice of paying regular cash dividends.
Issuances of debt in 2012 and 2011 consisted primarily of commercial paper. Repayments of debt in 2012 and 2011 consisted primarily of paydowns of commercial paper and redemptions of certain floating rate notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, and tax withholdings on vested employee stock awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $885 million outstanding under this program as of March 31, 2012, with an average interest rate of 0.04%. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies, however there were no amounts outstanding under this program as of March 31, 2012.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2012.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2012.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We currently have a negative outlook from both Moody’s and Standard & Poor’s.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2012 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2012, 10% of net tangible assets is equivalent to $2.561 billion, however we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of March 31, 2012, our net worth, as defined, was equivalent to $10.443 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2012 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises-Morgate and Samica. We prevailed at the trial court level in both cases, and plaintiffs appealed.
•Morgate was filed in March 2003. The plaintiffs are 125 individual franchisees who did not rebrand and a certified class of all franchisees who did rebrand to The UPS Store. A bellwether trial for three individual plaintiffs was set for early 2010, but the trial court entered judgment against one of the three plaintiffs prior to trial, which was affirmed in January 2012.  Plaintiffs have filed a petition for review with the California Supreme Court. The trial court also granted our motion for summary judgment against the members of the certified class, which was reversed in January 2012.
•Samica was filed in March 2006. The plaintiffs are 250 individual The UPS Store franchisees who either elected to rebrand or purchased new The UPS Store franchises. Summary judgment was granted in UPS's favor and affirmed on appeal in December 2011. Plaintiffs have indicated that they intend to file a petition for certiorari with the United States Supreme Court.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) three separate components of these cases were being appealed to federal and state courts following decisions favorable to UPS; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present if any aspects of these cases proceed forward. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has informed us that it has opened a civil investigation of our policies and practices for dealing with third party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) discovery is ongoing; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class-action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The request to certify the case in Québec was heard in February 2012. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
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
We received a grand jury subpoena from the Antitrust Division of the DOJ regarding the DOJ's investigation into certain pricing practices in the freight forwarding industry in December 2007.
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
On March 28, 2012, the European Commission ("Commission") announced a decision finding that 14 freight forwarders, including UPS, had infringed EU competition law. The Commission assessed a fine on UPS in the amount of €10 million. We are currently evaluating the decision and a potential appeal.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the magistrate judge recommended that the district court grant our motion to dismiss, with leave to amend, and the scope of the plaintiffs' claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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
Collective Bargaining Agreements
As of December 31, 2011, we had approximately 245,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,700 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,200 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.
We contribute to a number of multiemployer defined benefit and health and welfare plans under terms of collective bargaining agreements that cover our union represented employees. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations will remain in effect throughout the terms of the existing collective bargaining agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Recent Accounting Pronouncements
Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update to disclosure requirements for fair value measurement. These amendments, which became effective for us in the first quarter of 2012, result in a common definition of fair value and common measurement and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance had an immaterial impact on our consolidated financial position and results of operations.
In June 2011, the FASB issued an Accounting Standards Update that increases the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for us beginning with the first quarter of 2012, and we have included the required presentation in this Form 10-Q.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after March 31, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2012	December 31, 2011
Currency Derivatives	$(35)	$(19)
Interest Rate Derivatives	412	460
	$377	$441
Our market risks, hedging strategies and financial instrument positions at March 31, 2012 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. In 2012, we entered into several interest rate basis swaps, which effectively converted cash flows based on variable LIBOR-based interest rates to cash flows based on the prevailing federal funds interest rate. We also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first three months of 2012. The remaining fair value changes between December 31, 2011 and March 31, 2012 in the table above are primarily due to interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events, such as a credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At March 31, 2012, we held cash collateral of $56 million under these agreements.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 56-58 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, is hereby incorporated by reference in this report.

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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the first quarter of 2012 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2012	5.3	$75.68	5.0	$2,150
February 1 – February 29, 2012	2.0	77.06	0.9	2,078
March 1 – March 31, 2012	1.7	80.68	1.2	1,983
Total January 1 – March 31, 2012	9.0	$76.69	7.1
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
On May 3, 2012, the Board of Directors approved a new share repurchase authorization of $5.0 billion, which replaces an authorization previously announced in 2008. The new share repurchase authorization has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

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
Credit Agreement (364-Day Facility) dated April 12, 2012 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.

†10.2	—
Credit Agreement (5 Year Facility) dated April 12, 2012 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Furnished electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 7, 2012	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)