Form 10-Q
period 2012-06-30
UNITED PARCEL SERVICE INC
filed 2012-08-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 232,112,145 Class A shares, and 726,328,912 Class B shares, with a par value of $0.01 per share, outstanding at July 20, 2012.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2012 (unaudited) and December 31, 2011
(In millions)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$6,718	$3,034
Marketable securities	604	1,241
Accounts receivable, net	5,541	6,246
Deferred income tax assets	593	611
Other current assets	1,246	1,152
Total Current Assets	14,702	12,284
Property, Plant and Equipment, Net	17,597	17,621
Goodwill	2,147	2,101
Intangible Assets, Net	620	585
Non-Current Investments and Restricted Cash	304	303
Other Non-Current Assets	1,807	1,807
Total Assets	$37,177	$34,701
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,911	$33
Accounts payable	2,046	2,300
Accrued wages and withholdings	1,780	1,843
Self-insurance reserves	779	781
Income taxes payable	390	146
Other current liabilities	1,494	1,411
Total Current Liabilities	8,400	6,514
Long-Term Debt	11,112	11,095
Pension and Postretirement Benefit Obligations	5,425	5,505
Deferred Income Tax Liabilities	1,778	1,900
Self-Insurance Reserves	1,878	1,806
Other Non-Current Liabilities	859	773
Shareowners’ Equity:
Class A common stock (235 and 240 shares issued in 2012 and 2011)	3	3
Class B common stock (725 and 725 shares issued in 2012 and 2011)	7	7
Additional paid-in capital	—	—
Retained earnings	10,827	10,128
Accumulated other comprehensive loss	(3,192)	(3,103)
Deferred compensation obligations	76	88
Less: Treasury stock (2 shares in 2012 and 2011)	(76)	(88)
Total Equity for Controlling Interests	7,645	7,035
Total Equity for Non-Controlling Interests	80	73
Total Shareowners’ Equity	7,725	7,108
Total Liabilities and Shareowners’ Equity	$37,177	$34,701

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$13,349	$13,191	$26,485	$25,773
Operating Expenses:
Compensation and benefits	6,747	6,636	13,582	13,198
Repairs and maintenance	303	317	605	632
Depreciation and amortization	459	443	918	884
Purchased transportation	1,733	1,762	3,450	3,410
Fuel	1,014	1,057	2,039	1,965
Other occupancy	213	225	450	486
Other expenses	1,090	1,006	2,082	1,981
Total Operating Expenses	11,559	11,446	23,126	22,556
Operating Profit	1,790	1,745	3,359	3,217
Other Income and (Expense):
Investment income	6	9	12	20
Interest expense	(92)	(83)	(186)	(168)
Total Other Income and (Expense)	(86)	(74)	(174)	(148)
Income Before Income Taxes	1,704	1,671	3,185	3,069
Income Tax Expense	588	579	1,099	1,062
Net Income	$1,116	$1,092	$2,086	$2,007
Basic Earnings Per Share	$1.16	$1.11	$2.17	$2.03
Diluted Earnings Per Share	$1.15	$1.09	$2.15	$2.01

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$1,116	$1,092	$2,086	$2,007
Change in foreign currency translation adjustment, net of tax	(158)	7	(67)	132
Change in unrealized gain (loss) on marketable securities, net of tax	2	(3)	1	(7)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(43)	(5)	(84)	(68)
Change in unrecognized pension and postretirement benefit costs, net of tax	27	47	61	102
Comprehensive income	$944	$1,138	$1,997	$2,166
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$2,086	$2,007
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	918	884
Pension and postretirement benefit expense	473	419
Pension and postretirement benefit contributions	(450)	(1,296)
Self-insurance reserves	70	42
Deferred taxes, credits and other	(148)	242
Stock compensation expense	295	272
Other (gains) losses	115	91
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	490	185
Other current assets	(50)	105
Accounts payable	(163)	(23)
Accrued wages and withholdings	(34)	169
Other current liabilities	304	221
Other operating activities	(56)	(4)
Net cash from operating activities	3,850	3,314
Cash Flows From Investing Activities:
Capital expenditures	(949)	(951)
Proceeds from disposals of property, plant and equipment	32	22
Purchases of marketable securities	(1,940)	(2,306)
Sales and maturities of marketable securities	2,604	2,208
Net decrease in finance receivables	42	81
Cash paid for business acquisitions	(100)	—
Other investing activities	4	(123)
Net cash used in investing activities	(307)	(1,069)
Cash Flows From Financing Activities:
Net change in short-term debt	1,877	1,172
Proceeds from long-term borrowings	4	169
Repayments of long-term borrowings	(8)	(179)
Purchases of common stock	(885)	(1,052)
Issuances of common stock	194	163
Dividends	(1,068)	(1,007)
Other financing activities	44	(237)
Net cash provided by (used in) financing activities	158	(971)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(17)	47
Net Increase In Cash And Cash Equivalents	3,684	1,321
Cash And Cash Equivalents:
Beginning of period	3,034	3,370
End of period	$6,718	$4,691
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2012, our results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2012. The fair values of our investment securities are disclosed in Note 4, our short and long-term debt in Note 8 and our derivative instruments in Note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Accounting Estimates
The preparation of the accompanying interim, unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information and actual results could differ materially from those estimates.
Change in Accounting Methodology
As described in our Annual Report on Form 10-K for the year ended December 31, 2011, we elected to change our accounting methodologies for recognizing expense for our company-sponsored U.S. and international pension and other postretirement benefit plans. The impact of these changes in our accounting methodologies was reported through retrospective application of the new policies to all periods presented. Accordingly, all relevant information as of, and for the quarter and year-to-date periods ended, June 30, 2011 has been adjusted to reflect the application of the new policies.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued an Accounting Standards Update that increases the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for us beginning with the first quarter of 2012, and we have included the required presentation in all applicable filings since that date.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after June 30, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.
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
Compensation Program Changes
Effective January 1, 2011, we modified certain components of our management compensation programs for future award grants, as follows:

•
We eliminated our Long-Term Incentive program, and incorporated the value of the award into our Management Incentive Award program. The combined award is referred to as the Management Incentive Award program.

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

Management Incentive Award
During 2012, we granted Restricted Units under the Management Incentive Award program to eligible management employees. Restricted Units under the Management Incentive Award program will generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the dates that the eligible management population and performance targets were approved for the Management Incentive Award program, we determined the award measurement dates to be February 6, 2012 (for U.S.-based employees) and April 2, 2012 (for internationally-based employees); therefore, the Restricted Unit grants were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $76.92 and $80.67 on those dates, respectively.

As discussed in the Compensation Program Changes, we eliminated our Long-Term Incentive program and incorporated the value of the award into our Management Incentive Award program, beginning with the 2012 awards. Accordingly, no award was granted under the Long-Term Incentive program during 2012. During the second quarter of 2011, we granted 1.6 million Restricted Units at a grant price of $74.25 related to eligible management employees under the former UPS Long-Term Incentive program.

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
Nonqualified Stock Options
Historically, awards granted under the UPS Stock Option program were granted during the second quarter of each year to a limited group of eligible senior management employees. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2012, we granted 0.2 million stock options at a weighted average grant price of $76.94. In the second quarter of 2011, we granted 0.2 million stock options at a grant price of $74.25. The weighted average fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $14.88 and $15.92 for 2012 and 2011 respectively, using the following assumptions:

	2012	2011
Expected life (in years)	7.5	7.5
Risk-free interest rate	1.63%	2.90%
Expected volatility	25.06%	24.26%
Expected dividend yield	2.77%	2.77%
Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2012 and 2011 was $133 and $152 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2012 and 2011 was $295 and $272 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as available-for-sale as of June 30, 2012 and December 31, 2011 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2012
Current marketable securities:
U.S. government and agency debt securities	$189	$3	$—	$192
Mortgage and asset-backed debt securities	181	3	—	184
Corporate debt securities	199	4	—	203
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	9	1	—	10
Total marketable securities	$593	$11	$—	$604

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2011
Current marketable securities:
U.S. government and agency debt securities	$184	$3	$—	$187
Mortgage and asset-backed debt securities	188	4	(1)	191
Corporate debt securities	835	4	(2)	837
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	10	1	—	11
Total marketable securities	$1,232	$12	$(3)	$1,241
Auction Rate Securities
During the first quarter 2011, we sold all remaining investments in auction rate securities, which had been classified as non-current marketable securities. These sales did not have a material impact on our statement of consolidated income.
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of June 30, 2012. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2012, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$32	$33
Due after one year through three years	219	220
Due after three years through five years	53	54
Due after five years	287	295
	591	602
Equity securities	2	2
	$593	$604

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
We had $286 million of restricted cash related to our self-insurance requirements as of June 30, 2012 and December 31, 2011, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets.
At June 30, 2012 and December 31, 2011 we held an $18 and $17 million, respectively, investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
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
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2012
Marketable Securities:
U.S. government and agency debt securities	$192	$—	$—	$192
Mortgage and asset-backed debt securities	—	184	—	184
Corporate debt securities	—	203	—	203
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	10	—	10
Total marketable securities	192	412	—	604
Other investments	18	—	190	208
Total	$210	$412	$190	$812

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2011
Marketable Securities:
U.S. government and agency debt securities	$187	$—	$—	$187
Mortgage and asset-backed debt securities	—	191	—	191
Corporate debt securities	—	837	—	837
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	11	—	11
Total marketable securities	187	1,054	—	1,241
Other investments	17	—	217	234
Total	$204	$1,054	$217	$1,475
The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2012 and 2011 (in millions):

	Marketable Securities	Other Investments	Total
Balance on April 1, 2012	$—	$204	$204
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2012	$—	$190	$190

	Marketable Securities	Other Investments	Total
Balance on April 1, 2011	$—	$254	$254
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2011	$—	$240	$240

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2012 and 2011 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2012	$—	$217	$217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(27)	(27)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2012	$—	$190	$190

	Marketable Securities	Other Investments	Total
Balance on January 1, 2011	$138	$267	$405
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(27)	(27)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	(138)	—	(138)
Balance on June 30, 2011	$—	$240	$240
There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2012 and 2011.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2012 and December 31, 2011 consist of the following (in millions):

	2012	2011
Vehicles	$5,898	$5,981
Aircraft	15,050	14,616
Land	1,101	1,114
Buildings	3,092	3,095
Building and leasehold improvements	2,987	2,943
Plant equipment	6,861	6,803
Technology equipment	1,659	1,593
Equipment under operating leases	78	93
Construction-in-progress	376	303
	37,102	36,541
Less: Accumulated depreciation and amortization	(19,505)	(18,920)
	$17,597	$17,621

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2012 and 2011 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30:
Service cost	$250	$218	$22	$22	$14	$9
Interest cost	352	327	52	52	10	10
Expected return on assets	(493)	(489)	(5)	(4)	(12)	(11)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	44	43	1	2	—	—
Other net (gain) loss	—	29	—	—	—	1
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$153	$128	$70	$72	$12	$9

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Six Months Ended June 30:
Service cost	$499	$436	$44	$44	$29	$18
Interest cost	705	654	104	104	21	20
Expected return on assets	(985)	(978)	(9)	(8)	(24)	(22)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	87	86	2	4	—	—
Other net (gain) loss	—	59	—	—	—	2
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$306	$257	$141	$144	$26	$18
During the first six months of 2012, we contributed $394 million and $56 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $33 and $415 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2012 and December 31, 2011 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2011:	$—	$361	$1,740	$2,101
Acquired	—	67	—	67
Currency / Other	—	(4)	(17)	(21)
June 30, 2012:	—	$424	$1,723	$2,147
The increase in goodwill in the International Package segment was due to the February 2012 acquisition of Kiala S.A., a firm based in Brussels that provides e-commerce retailers a platform to offer delivery options to consumers. The purchase price allocation was not complete as of June 30, 2012 and therefore adjustments to the recorded amount of goodwill may occur prior to the one year anniversary of the acquisition. The remaining decrease in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of the strengthening U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of June 30, 2012 and December 31, 2011 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2012:
Trademarks, licenses, patents, and other	$186	$(75)	$111
Customer lists	128	(72)	56
Franchise rights	111	(61)	50
Capitalized software	2,106	(1,703)	403
Total Intangible Assets, Net	$2,531	$(1,911)	$620
December 31, 2011:
Trademarks, licenses, patents, and other	$146	$(54)	$92
Customer lists	120	(66)	54
Franchise rights	109	(58)	51
Capitalized software	2,014	(1,626)	388
Total Intangible Assets, Net	$2,389	$(1,804)	$585

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2012 and December 31, 2011 consists of the following (in millions):

	Maturity	2012	2011
Commercial paper	2012	$1,874	$—
4.50% senior notes	2013	1,766	1,778
3.875% senior notes	2014	1,044	1,050
5.50% senior notes	2018	850	841
5.125% senior notes	2019	1,137	1,119
8.375% debentures	2020	512	504
3.125% senior notes	2021	1,656	1,641
8.375% debentures	2030	284	284
6.20% senior notes	2038	1,480	1,480
4.875% senior notes	2040	489	489
Floating rate senior notes	2049-2053	376	376
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031/2050	774	777
Capital lease obligations	2012-3004	457	469
Other debt	2022	4	—
Total Debt		13,023	11,128
Less: Current Maturities		(1,911)	(33)
Long-term Debt		$11,112	$11,095
Debt Classification
We have classified our 4.50% senior notes with a principal balance of $1.750 billion due in January 2013 as a long-term liability, based on our intent and ability to refinance the debt as of June 30, 2012.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.775 billion outstanding under this program as of June 30, 2012, with an average interest rate of 0.07%. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. As of June 30, 2012, we had CNY 630 million (equivalent to $99 million) outstanding under this program, with an average interest rate of 2.17%. As of June 30, 2012, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2012.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2012 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2012, 10% of net tangible assets was equivalent to $2.601 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2012, our net worth, as defined, was equivalent to $10.837 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $14.789 and $12.035 billion as of June 30, 2012 and December 31, 2011, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

NOTE 9. LEGAL PROCEEDINGS AND CONTINGENCIES
We are involved in a number of judicial proceedings and other matters arising from the conduct of our business activities.
Although there can be no assurance as to the ultimate outcome, we have generally denied, or believe we have a meritorious defense and will deny, liability in all litigation pending against us, including (except as otherwise noted herein) the matters described below, and we intend to defend vigorously each case. We have accrued for legal claims when, and to the extent that, amounts associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises-Morgate (California Superior Court) and Samica (United States District Court).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
In Morgate, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.

•
In Samica, about half of the approximately 200 plaintiffs rebranded and half purchased new The UPS Store franchises. Summary judgment for UPS was affirmed by the United States Court of Appeals, Ninth Circuit, in December 2011. Plaintiffs have filed a petition for certiorari with the United States Supreme Court.

There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from whatever remaining aspects of these cases proceed including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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
In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class-action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The request to certify the case in Québec was heard in February 2012. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
Other Matters
In May and December 2007 and August 2008 we received and responded to grand jury subpoenas from the DOJ in the Northern District of California in connection with an investigation by the Drug Enforcement Administration. We also have responded to informal requests for information in connection with this investigation, which relates to transportation of packages on behalf of on-line pharmacies that may have operated illegally. We have been cooperating with this investigation and are exploring the possibility of resolving this matter, which could include our undertaking further enhancements to our compliance program and/or a payment. Such a payment may exceed the amounts previously accrued with respect to this matter, but we do not expect that the amount of such additional loss would have a material adverse effect on our financial condition, results of operations or liquidity.

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
On March 28, 2012, the European Commission ("Commission") announced a decision finding that 14 freight forwarders, including UPS, had infringed EU competition law. The Commission assessed a fine on UPS in the amount of €10 million. While UPS does not consider the decision to be correct, it has elected to bring the matter to a conclusion and paid the fine to the Commission.
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
NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of June 30, 2012, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of June 30, 2012, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the six months ended June 30, 2012 and 2011 (in millions, except per share amounts):

	2012		2011
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	240	$3	258	$3
Common stock purchases	(3)	—	(4)	—
Stock award plans	4	—	2	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(8)	—	(11)	—
Class A shares issued at end of period	235	$3	247	$3
Class B Common Stock
Balance at beginning of period	725	$7	735	$7
Common stock purchases	(8)	—	(10)	—
Conversions of class A to class B common stock	8	—	11	—
Class B shares issued at end of period	725	$7	736	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		291		236
Common stock purchases		(606)		(209)
Common stock issuances		144		126
Option premiums received (paid)		206		(150)
Unsettled portion of accelerated stock repurchase program		(35)		—
Balance at end of period		$—		$3
Retained Earnings
Balance at beginning of period		$10,128		$10,604
Net income		2,086		2,007
Dividends ($1.14 and $1.04 per share)		(1,123)		(1,048)
Common stock purchases		(264)		(846)
Balance at end of period		$10,827		$10,717
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2012, we entered into an accelerated share repurchase program, which allowed us to repurchase $230 million of shares (2.9 million shares). As of June 30, 2012, the remaining unsettled portion of this accelerated stock repurchase program was $35 million of shares.
In total, we repurchased a total of 11.3 million shares of class A and class B common stock for $870 million during the six months ended June 30, 2012, and 14.4 million shares for $1.055 billion during the six months ended June 30, 2011. On May 3, 2012, the Board of Directors approved a new share repurchase authorization of $5.0 billion, which replaces an authorization previously announced in 2008. The new share repurchase authorization has no expiration date.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. During the six months ended June 30, 2012, we did not pay premiums on options for the purchase of shares; however, we received $206 million in premiums for options that were entered into during 2011 that expired during the six months ended June 30, 2012. During the six months ended June 30, 2011, we paid $150 million in premiums on options for the purchase of shares, and had not received any premiums in excess of our initial investment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2012 and 2011 is as follows (in millions):

	2012	2011
Foreign currency translation gain (loss):
Balance at beginning of period	$(160)	$(68)
Aggregate adjustment for the period (net of tax effect of $(3) and $(9))	(67)	132
Balance at end of period	(227)	64
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	12
Current period changes in fair value (net of tax effect of $2 and $5)	4	9
Reclassification to earnings (net of tax effect of $(1) and $(8))	(3)	(16)
Balance at end of period	7	5
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(204)	(239)
Current period changes in fair value (net of tax effect of $(57) and $(50))	(94)	(84)
Reclassification to earnings (net of tax effect of $6 and $9)	10	16
Balance at end of period	(288)	(307)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,745)	(2,340)
Reclassification to earnings (net of tax effect of $34 and $57)	55	94
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $4 and $4)	6	8
Balance at end of period	(2,684)	(2,238)
Accumulated other comprehensive income (loss) at end of period	$(3,192)	$(2,476)
Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the six months ended June 30, 2012 and 2011 is as follows (in millions):

	2012		2011
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$88		$103
Reinvested dividends		2		2
Benefit payments		(14)		(19)
Balance at end of period		$76		$86
Treasury Stock:
Balance at beginning of period	(2)	$(88)	(2)	$(103)
Reinvested dividends	—	(2)	—	(2)
Benefit payments	—	14	—	19
Balance at end of period	(2)	$(76)	(2)	$(86)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests on our consolidated balance sheets primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey and portions of the Central Asia region. The activity related to our noncontrolling interests is presented below for the six months ended June 30, 2012 and 2011 (in millions):

	2012	2011
Noncontrolling Interests:
Balance at beginning of period	$73	$68
Acquired noncontrolling interests	7	7
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$80	$75
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
Supply Chain & Freight
Supply Chain & Freight includes the operations of our forwarding, logistics and freight units, as well as other aggregated businesses. Our forwarding and logistics business provides services in more than 195 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other aggregated business units within this segment include Mail Boxes Etc., Inc. (the franchisor of Mail Boxes Etc. and The UPS Store) and UPS Capital.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2012 and 2011 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
U.S. Domestic Package	$8,058	$7,737	$16,062	$15,280
International Package	3,014	3,139	5,980	6,039
Supply Chain & Freight	2,277	2,315	4,443	4,454
Consolidated	$13,349	$13,191	$26,485	$25,773
Operating Profit:
U.S. Domestic Package	$1,134	$997	$2,129	$1,877
International Package	454	505	862	958
Supply Chain & Freight	202	243	368	382
Consolidated	$1,790	$1,745	$3,359	$3,217

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to common shareowners	$1,116	$1,092	$2,086	$2,007
Denominator:
Weighted average shares	959	984	959	986
Deferred compensation obligations	2	2	2	2
Vested portion of restricted shares	1	2	1	2
Denominator for basic earnings per share	962	988	962	990
Effect of dilutive securities:
Restricted performance units	3	3	4	3
Restricted stock units	5	6	5	6
Stock option plans	1	1	1	1
Denominator for diluted earnings per share	971	998	972	1,000
Basic earnings per share	$1.16	$1.11	$2.17	$2.03
Diluted earnings per share	$1.15	$1.09	$2.15	$2.01
Diluted earnings per share for the three months ended June 30, 2012 and 2011 exclude the effect of 2.6 and 5.1 million shares of common stock (2.6 and 5.0 million for the six months ended June 30, 2012 and 2011), respectively, that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

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
 We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At June 30, 2012, we held cash collateral of $122 million under these agreements.
In connection with the agreements described above, we could also be required to provide collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by our credit rating and the net fair value of the associated derivatives with each counterparty. At June 30, 2012, the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $277 million; however, we were not required to post any collateral with our counterparties as of that date.
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
We also hedge portions of our anticipated cash settlements of intercompany transactions subject to foreign currency remeasurement using foreign currency forward contracts. We have designated and account for these contracts as cash flow hedges of forecasted foreign currency denominated transactions; therefore, the resulting gains and losses from these hedges are recognized as a component of other operating expense when the underlying transactions are subject to currency remeasurement.
We have foreign currency denominated debt obligations and capital lease obligations associated with our aircraft. For some of these debt obligations and leases, we hedge the foreign currency denominated contractual payments using cross-currency interest rate swaps, which effectively convert the foreign currency denominated contractual payments into U.S. Dollar denominated payments. We have designated and account for these swaps as cash flow hedges of the forecasted contractual payments; therefore, the resulting gains and losses from these hedges are recognized in the statements of consolidated income when the currency remeasurement gains and losses on the underlying debt obligations and leases are incurred.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2012 and December 31, 2011, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2012		December 31, 2011
Currency hedges:
Euro	EUR	1,849	EUR	1,685
British Pound Sterling	GBP	830	GBP	870
Canadian Dollar	CAD	389	CAD	318
Mexican Peso	MXN	2,800	MXN	—
Malaysian Ringgit	MYR	600	MYR	—

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$6,424		$6,424
Floating to Fixed Interest Rate Swaps		$784		$791
Interest Rate Basis Swaps		$2,500		$—
Forward Starting Swaps		$1,000		$—
As of June 30, 2012, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 38 years.
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

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	June 30, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$147	$164
Foreign exchange contracts	Other non-current assets	Level 2	30	—
Interest rate contracts	Other non-current assets	Level 2	437	401
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	—	2
Interest rate contracts	Other non-current assets	Level 2	99	82
Total Asset Derivatives			$713	$649

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	June 30, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$10	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	256	185
Interest rate contracts	Other non-current liabilities	Level 2	73	13
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	4	—
Interest rate contracts	Other non-current liabilities	Level 2	33	10
Total Liability Derivatives			$376	$208

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices; therefore, these derivatives are classified as Level 2.
Income Statement Recognition
The following table indicates the amount and location in the statements of consolidated income for the three and six months ended June 30, 2012 and 2011 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
	2012	2011		2012	2011
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(53)	$(1)	Interest Expense	$(5)	$(5)
Foreign exchange contracts	(113)	(21)	Interest Expense	(19)	(3)
Foreign exchange contracts	(10)	(5)	Other Operating Expense	—	—
Foreign exchange contracts	92	(31)	Revenue	9	(42)
Commodity contracts	—	9	Fuel Expense	—	9
Total	$(84)	$(49)		$(15)	$(41)

Six Months Ended June 30:
	2012	2011		2012	2011
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(61)	$(1)	Interest Expense	$(10)	$(10)
Foreign exchange contracts	(72)	(3)	Interest Expense	(3)	31
Foreign exchange contracts	(15)	(5)	Other Operating Expense	—	—
Foreign exchange contracts	(3)	(134)	Revenue	(3)	(55)
Commodity contracts	—	9	Fuel Expense	—	9
Total	$(151)	$(134)		$(16)	$(25)
As of June 30, 2012, $53 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2013. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2012 and 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2012 and 2011 (in millions):

		2012	2011			2012	2011
Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$72	$140	Fixed-Rate Debt and Capital Leases	Interest Expense	$(72)	$(140)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$36	$113	Fixed-Rate Debt and Capital Leases	Interest Expense	$(36)	$(113)
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges (in millions):

		2012	2011
Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Interest Rate Swap Contract	Interest Expense	$(2)	$—
Foreign Exchange Contracts	Other Operating Expenses	$42	$(3)
Six Months Ended June 30:
Interest Rate Swap Contracts	Interest Expense	$(5)	$—
Foreign Exchange Contracts	Other Operating Expenses	$34	$(13)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate was 34.5% in the second quarter and year-to-date periods of 2012, remaining relatively constant with the 34.6% rate in the corresponding periods of 2011.
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
NOTE 15. BUSINESS ACQUISITIONS
Kiala S.A.
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

TNT Express N.V.
On March 19, 2012, we announced an agreement to purchase TNT Express N.V. ("TNT Express") for €9.50 per ordinary share. The transaction will create a global leader in the logistics industry and an enhanced, integrated global network. The combination will expand our express capabilities and logistics solutions in Europe, while deepening our existing position in fast-growing regions such as Asia and Latin America. The offer values the issued and outstanding share capital of TNT Express at €5.16 billion (approximately $6.54 billion at the June 30, 2012 exchange rate).
On July 13, 2012, the European Commission announced that the proposed acquisition would move to a Phase II review, which can take up to 25 weeks to complete. In conjunction with the move to a Phase II review, we expect to extend the public offer for all of the issued and outstanding ordinary shares of TNT Express beyond the August 31, 2012 date initially set forth in the Offer Memorandum. We anticipate that the acquisition will be completed in the fourth quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic expansion continued at a moderate pace in the second quarter of 2012, which provided for growth in the overall U.S. small package delivery market compared with 2011. Additionally, continued growth in industrial production and retail sales, particularly online retail sales, have expanded the small package market in the U.S. These economic trends provided for a solid increase in our U.S. Domestic Package volume in the second quarter and year-to-date periods of 2012, and our products most aligned with business-to-consumer shipments showed the strongest growth. In the second half of 2012, we expect the U.S. economy to grow at a slower pace, the deceleration of growth in our premium products and a further deterioration in the commercial small package marketplace, compared with the first half of the year; however, we do anticipate continued solid growth in our business-to-consumer product offerings.
Outside of the U.S., economic growth has slowed considerably due to volatility in world markets and fiscal austerity measures, particularly in Europe. This slower economic growth has created an environment in which customers are more likely to trade-down from premium express products to standard delivery products. Additionally, the uneven nature of economic growth worldwide has led to shifting trade patterns whereby transcontinental trade is being pressured, but intra-regional trade is continuing to grow. These circumstances have led us to adjust our air capacity and cost structure in our transportation network to the prevailing volume mix levels; for example, in Asia, we are planning for a 10% capacity reduction in our air network for the third quarter of 2012. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends, which has led to a continued overall solid performance in our International Package business.
While the worldwide economic environment has been challenging in 2012, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs across all segments. This has directly helped to improve the operating margin and profit in our U.S. Domestic Package and Supply Chain & Freight segments. Continued deployment of technology improvements should lead to further gains in our operational efficiency, flexibility, and reliability, thus restraining cost increases and improving margins. In our International Package segment, we have adjusted our air network and utilized newly constructed or expanded operating facilities to improve time-in-transit for shipments in each region. We have also continued to optimize our aircraft network, to leverage the new route authority we have gained over the last several years and to take full advantage of faster growing trade lanes. Additionally, in the first quarter of 2012, we acquired Kiala S.A., which will expand our service offerings for business-to-consumer deliveries in Europe.
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
Revenue (in millions)	$13,349	$13,191	1.2%	$26,485	$25,773	2.8%
Operating Expenses (in millions)	11,559	11,446	1.0%	23,126	22,556	2.5%
Operating Profit (in millions)	$1,790	$1,745	2.6%	$3,359	$3,217	4.4%
Operating Margin	13.4%	13.2%		12.7%	12.5%
Average Daily Package Volume (in thousands)	15,356	14,946	2.7%	15,474	14,951	3.5%
Average Revenue Per Piece	$11.12	$11.21	(0.8)%	$10.99	$10.99	—%
Net Income (in millions)	$1,116	$1,092	2.2%	$2,086	$2,007	3.9%
Basic Earnings Per Share	$1.16	$1.11	4.5%	$2.17	$2.03	6.9%
Diluted Earnings Per Share	$1.15	$1.09	5.5%	$2.15	$2.01	7.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Expenses:
Net gain on real estate transactions	$—	$(33)	$—	$(33)
Income Tax Expense:
Income tax expense from the items above	—	13	—	13
Net Gain on Real Estate Transactions
In the second quarter of 2011, we recognized a pre-tax loss from certain real estate transactions within our U.S. Domestic Package segment of $15 million ($11 million after-tax) and a pre-tax gain from certain real estate transactions within our Supply Chain & Freight segment of $48 million ($31 million after-tax).
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
Average Daily Package Volume (in thousands):
Next Day Air	1,231	1,172	5.0%	1,222	1,164	5.0%
Deferred	924	851	8.6%	954	873	9.3%
Ground	10,920	10,604	3.0%	10,981	10,611	3.5%
Total Avg. Daily Package Volume	13,075	12,627	3.5%	13,157	12,648	4.0%
Average Revenue Per Piece:
Next Day Air	$20.42	$20.82	(1.9)%	$20.24	$20.52	(1.4)%
Deferred	13.60	14.03	(3.1)%	13.30	13.58	(2.1)%
Ground	8.08	7.97	1.4%	8.02	7.88	1.8%
Total Avg. Revenue Per Piece	$9.63	$9.57	0.6%	$9.54	$9.44	1.1%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Next Day Air	$1,609	$1,562	3.0%	$3,166	$3,057	3.6%
Deferred	804	764	5.2%	1,624	1,517	7.1%
Ground	5,645	5,411	4.3%	11,272	10,706	5.3%
Total Revenue	$8,058	$7,737	4.1%	$16,062	$15,280	5.1%
Operating Expenses (in millions):
Operating Expenses	$6,924	$6,740	2.7%	$13,933	$13,403	4.0%
Gain (Loss) on Real Estate Transactions	—	(15)		—	(15)
Adjusted Operating Expenses	$6,924	$6,725	3.0%	$13,933	$13,388	4.1%
Operating Profit (in millions) and Margin:
Operating Profit	$1,134	$997	13.7%	$2,129	$1,877	13.4%
Adjusted Operating Profit	$1,134	$1,012	12.1%	$2,129	$1,892	12.5%
Operating Margin	14.1%	12.9%		13.3%	12.3%
Adjusted Operating Margin	14.1%	13.1%		13.3%	12.4%
Revenue
The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2012 compared with the corresponding periods of 2011:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2012 vs. 2011	3.5%	0.4%	0.2%	4.1%
Year-to-date 2012 vs. 2011	4.0%	0.1%	1.0%	5.1%
Volume
Our overall volume increased in the second quarter of 2012 compared with the same period in 2011, largely due to continued solid growth in retail e-commerce and strong customer demand for our lightweight products. Business-to-consumer shipments, which represent approximately 40% of total U.S. Domestic Package volume, grew rapidly and drove growth in both air and ground shipments. Commercial volume declined slightly in the second quarter as the U.S. economy weakened, after experiencing volume growth in the first quarter of 2012.
Among our air products, Next Day Air package volume increased 5.0% with particular growth in our Next Day Air Saver product, while volume for our deferred air products increased 8.6% for the quarter (5.0% and 9.3%, respectively, year-to-date). This strong growth was driven by business-to-consumer shipments from e-commerce retailers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in ground volume was driven by our lightweight service offerings, including SurePost, which target low-cost, non-urgent residential deliveries. These lightweight products experienced volume growth of 25%, and accounted for over half of the total increase in ground shipments in the second quarter. Growth continues to be driven by business-to-consumer shipping activity from e-commerce retailers.
Rates and Product Mix
Overall revenue per piece increased in the second quarter and year-to-date periods of 2012 due to a combination of base price increases and a shift in overall product mix from our ground products to our air products. Fuel surcharge rate changes, which are discussed further below, adversely impacted revenue per piece growth in the second quarter of 2012 compared with 2011, but positively impacted the year-to-date comparison. The strong volume growth in Next Day Air Saver and our lightweight products negatively impacted overall yield growth, as these relatively lower-yielding products accounted for a greater portion of our overall volume in the second quarter and year-to-date periods of 2012, compared with the corresponding periods of 2011.
Revenue per piece for our ground and air products was also positively impacted by an increase in base rates that took effect on January 2, 2012. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select, and 5.9% on UPS Ground, while reducing our fuel surcharge indices (discussed further below). Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on certain residential and commercial services. These rate changes are customary and occur on an annual basis.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	% Point	2012	2011	% Point
Next Day Air / Deferred	14.3%	14.7%	(0.4)%	13.7%	12.4%	1.3%
Ground	8.3%	8.5%	(0.2)%	8.2%	7.2%	1.0%
On January 2, 2012, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. Total domestic fuel surcharge revenue increased by $13 million in the second quarter of 2012 compared with the same period of 2011, primarily due to the increase in volume, but partially offset by the lower second quarter fuel surcharge rates. On a year-to-date basis, total domestic fuel surcharge revenue increased $156 million compared with 2011 due to increased volume and higher year-to-date fuel surcharge rates. These increased fuel surcharge rates were driven by higher jet and diesel fuel prices, but partially offset by the reduction in the index on the air and ground surcharges.
Operating Expenses
Adjusted operating expenses for the segment increased $199 million for the second quarter of 2012 compared with the same period of 2011 ($545 million year-to-date). This increase was primarily due to pick-up and delivery costs, which grew $175 million ($373 million year-to-date), as well as the cost of operating our domestic integrated air and ground network, which increased $45 million for the second quarter ($183 million year-to-date). The growth in pick-up and delivery and network costs were due largely to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 2.2%), an increase in driver hours (up 0.8%) and increased employee health care costs.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting efficiency. Improved delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume at a faster rate than the increase in direct labor hours (up 1.2%), aircraft block hours (down 1.2%) and miles driven (up 0.7%) in the second quarter of 2012 compared with the same period of 2011, resulting in a reduction in the total cost per piece of 0.6% (no change year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
The increase in revenue per piece in excess of the growth in cost per piece resulted in strong operating leverage, leading to a 100 basis point increase in the adjusted operating margin during the second quarter of 2012 compared with the same period of 2011 (90 basis points on a year-to-date basis). Additionally, because fuel prices decreased rapidly during the second quarter of 2012, operating profit benefited by approximately $60 million from the two month time lag between the fuel price changes and when the monthly surcharge rates are applied to package shipments. The operating margin improvement, combined with volume growth and the fuel surcharge time lag, resulted in a solid operating profit increase in the second quarter and year-to-date periods of 2012 compared with the same periods of 2011.

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
Average Daily Package Volume (in thousands):
Domestic	1,358	1,403	(3.2)%	1,384	1,398	(1.0)%
Export	923	916	0.8%	933	905	3.1%
Total Avg. Daily Package Volume	2,281	2,319	(1.6)%	2,317	2,303	0.6%
Average Revenue Per Piece:
Domestic	$7.08	$7.48	(5.3)%	$7.08	$7.27	(2.6)%
Export	38.12	39.51	(3.5)%	37.24	38.39	(3.0)%
Total Avg. Revenue Per Piece	$19.64	$20.13	(2.4)%	$19.23	$19.50	(1.4)%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Domestic	$615	$672	(8.5)%	$1,255	$1,301	(3.5)%
Export	2,252	2,316	(2.8)%	4,447	4,447	—%
Cargo	147	151	(2.6)%	278	291	(4.5)%
Total Revenue	$3,014	$3,139	(4.0)%	$5,980	$6,039	(1.0)%
Operating Expenses (in millions)	$2,560	$2,634	(2.8)%	$5,118	$5,081	0.7%
Operating Profit (in millions)	$454	$505	(10.1)%	$862	$958	(10.0)%
Operating Margin	15.1%	16.1%		14.4%	15.9%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$
Revenue			$(104)			$(160)
Operating Expenses			106			145
Operating Profit			$2			$(15)
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2012 compared with the corresponding periods of 2011:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2012 vs. 2011	(1.6)%	1.0%	(0.1)%	(3.3)%	(4.0)%
Year-to-date 2012 vs. 2011	0.6%	—%	1.0%	(2.6)%	(1.0)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Export volume increased in the second quarter and year-to-date periods of 2012 compared to the corresponding periods of 2011; however, volume growth has been significantly impacted by the worldwide economic slowdown. Export volume growth was driven by intra-regional shipments, particularly intra-Europe and intra-Asia, with our Transborder Standard product experiencing solid growth. This growth in intra-regional shipments was largely offset by declines in transcontinental volume, which was impacted by double-digit declines in exports from Asia (particularly from China) to the U.S. and Europe. Additionally, transcontinental volume into Europe declined, largely due to the economic weakness within the European Union in the second quarter and year-to-date periods of 2012.
Domestic volume decreased during the second quarter and year-to-date periods of 2012 compared to the same periods in 2011, and was negatively impacted by economic weakness in southern Europe and revenue management initiatives in Germany and Turkey. These declines were somewhat offset by domestic volume growth in the Netherlands, the U.K., Mexico and Poland.
Rates and Product Mix
Total average revenue per piece increased 2.1% for the second quarter of 2012 (2.0% year-to-date) on a currency-adjusted basis. Currency-adjusted export revenue per piece decreased 0.3% for the second quarter (0.6% year-to-date), as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates. Additionally, currency-adjusted export revenue per piece was adversely impacted by a shortening of average trade lanes, as we experienced greater volume growth among our lower-yielding Transborder and Trade Direct products relative to our higher-yielding transcontinental volume.
Currency-adjusted domestic revenue per piece increased 3.5% for second quarter (4.0% year-to-date), largely due to base rate increases.
On January 2, 2012, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Fuel Surcharges
On January 2, 2012, in connection with our base rate increases, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $10 million for the second quarter of 2012 when compared with 2011, primarily due to lower package volume and reduced fuel surcharge rates caused by declining fuel prices.
On a year-to-date basis, fuel surcharge revenue increased by $50 million in 2012 compared to 2011, due to higher fuel surcharge rates and a year-to-date increase in international air volume.
Operating Expenses
Overall operating expenses for the segment decreased $74 million for the second quarter of 2012 compared with the same period in 2011. The largest component of this decrease relates to the cost of operating our international integrated air and ground network, which decreased $48 million for the second quarter due largely to lower fuel costs, a 3.4% reduction in aircraft block hours and the impact of currency exchange rate changes. Pick-up and delivery costs decreased $35 million for the second quarter, primarily as a result of lower fuel prices, decreased package volume and the impact of currency exchange rate movements.
On a year-to-date basis, operating expenses for the segment increased by $37 million in 2012 compared to 2011. This increase was impacted by the February 2012 acquisition of Kiala S.A., which added $26 million to operating expenses for the segment in 2012. Additionally, our non-operating costs increased $31 million, primarily associated with our investment in enhanced security screening for our international locations as well as business acquisition activities, including our proposed acquisition of TNT Express N.V. These increases were partially offset by a $14 million decrease in pick-up and delivery costs, largely due to lower non-U.S. domestic volume and the impact of currency exchange rate movements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Excluding the impact of currency exchange rate changes, the total cost per piece for the segment increased 3.0% for the second quarter (3.1% year-to-date).
Operating Profit and Margin
The operating margin declined 100 basis points in the second quarter of 2012 (150 basis points year-to-date) compared with the same period of 2011. This decline in operating margin was impacted by the volume declines in the key Asia and U.S.-origin transcontinental trade lanes, as these routes have a larger cost infrastructure (relative to the remainder of the International Package segment) to support the air express volume in each region. Operating margin was also adversely impacted by the product mix change from our premium express products to our standard products. Additionally, we incurred approximately $15 million in costs during the second quarter of 2012 related to business acquisition activities, including our proposed acquisition of TNT Express N.V. These factors combined to result in a 10% decline in operating profit for the second quarter and year-to-date periods of 2012 compared with 2011.
Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
Freight LTL Statistics:
Revenue (in millions)	$597	$592	0.8%	$1,155	$1,138	1.5%
Revenue Per Hundredweight	$21.50	$20.91	2.8%	$21.48	$20.73	3.6%
Shipments (in thousands)	2,583	2,660	(2.9)%	5,051	5,186	(2.6)%
Shipments Per Day (in thousands)	40.4	41.6	(2.9)%	39.5	40.5	(2.6)%
Gross Weight Hauled (in millions of lbs)	2,778	2,833	(1.9)%	5,375	5,489	(2.1)%
Weight Per Shipment (in lbs)	1,076	1,065	1.0%	1,064	1,059	0.5%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Forwarding and Logistics	$1,485	$1,539	(3.5)%	$2,909	$2,968	(2.0)%
Freight	660	660	—%	1,278	1,264	1.1%
Other	132	116	13.8%	256	222	15.3%
Total Revenue	$2,277	$2,315	(1.6)%	$4,443	$4,454	(0.2)%
Operating Expenses (in millions):
Operating Expenses	$2,075	$2,072	0.1%	$4,075	$4,072	0.1%
Gain (Loss) on Real Estate Transactions	—	48		—	48
Adjusted Operating Expenses	$2,075	$2,120	(2.1)%	$4,075	$4,120	(1.1)%
Operating Profit (in millions) and Margin:
Operating Profit	$202	$243	(16.9)%	$368	$382	(3.7)%
Adjusted Operating Profit	$202	$195	3.6%	$368	$334	10.2%
Operating Margin	8.9%	10.5%		8.3%	8.6%
Adjusted Operating Margin	8.9%	8.4%		8.3%	7.5%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(42)			$(52)
Operating Expenses			40			49
Operating Profit			$(2)			$(3)
___________________

*	Amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Forwarding and logistics revenue decreased $54 million in the second quarter of 2012 ($59 million year-to-date) compared with the corresponding period in 2011. Forwarding revenue decreased in the second quarter and year-to-date periods of 2012 primarily due to lower rates in our international air forwarding business and the adverse impact of foreign currency exchange rates; however, this was partially offset by improved tonnage in both our air and ocean forwarding businesses. In our logistics products, revenue increased in the second quarter and year-to-date periods of 2012 as we experienced solid growth in our mail services and healthcare solutions. The improved revenue in our healthcare solutions business was driven by organic growth as well as the December 2011 acquisition of Pieffe Group.
Freight revenue was flat for the second quarter, as an increase in LTL revenue per hundredweight was offset by a decline in overall LTL shipments. The decline in average daily LTL shipments was impacted by increased competitiveness in the LTL market and the slowdown in the U.S. economy. The increase in LTL revenue per hundredweight was largely due to our focus on yield management and profitable revenue growth. The increase in LTL revenue per hundredweight was also impacted by a base rate increase that took effect on August 1, 2011, which increased minimum charge, LTL and TL rates an average of 6.9%, covering non-contractual shipments in the United States, Canada and Mexico. On a year-to-date basis, freight revenue increased $14 million in 2012 compared with 2011, as the increase in LTL revenue per hundredweight more than offset the decline in overall LTL shipments. Fuel surcharge revenue declined in the second quarter by $5 million, while increasing on a year-to-date basis by $6 million, in 2012 compared with 2011, due to changes in diesel fuel prices and overall LTL shipment volume.
The other businesses within Supply Chain & Freight increased revenue by $16 million for the quarter ($34 million year-to-date), primarily due to growth at UPS Capital, the UPS Store, UPS Customer Solutions and our contract to provide domestic air transportation services for the U.S. Postal Service.
Operating Expenses
Forwarding and logistics adjusted operating expenses decreased $43 million for the second quarter of 2012 compared with the same period of 2011 ($72 million year-to-date), due to several factors. Compensation and benefits expense declined by $10 million in the second quarter ($20 million year-to-date), largely due to reduced payroll and lower pension costs. Purchased transportation expense fell by $40 million in the second quarter ($61 million year-to-date), primarily due to lower rates charged to us by third-party transportation carriers. Operating expenses in the year-to-date period of 2012 were also reduced by a $9 million gain realized upon the sale of an operating facility.
Freight adjusted operating expenses decreased $11 million in the second quarter of 2012, due to several factors. The combined cost associated with pick-up and delivery and operating our linehaul network declined by $4 million, largely due to a slight decline in volume, lower fuel costs and decreased fuel surcharge rates passed to us from outside transportation carriers. The combination of these factors more than offset union contractual driver wage increases. Our truckload division experienced a $7 million reduction in costs associated with reduced volume, and was impacted by the loss of lower-margin customers. On a year-to-date basis, freight adjusted operating expenses increased $4 million in 2012 compared with 2011, largely due to the impact of union contractual wage increases on pick-up and delivery and linehaul costs.
Adjusted operating expenses for the other businesses within Supply Chain & Freight increased $9 million in the second quarter of 2012 compared with 2011 ($23 million year-to-date).
Operating Profit and Margin
Adjusted operating profit for the forwarding and logistics unit decreased by $11 million in the second quarter of 2012 compared to the same period in 2011. This decrease was primarily due to reduced profitability in our international air forwarding business, as European economic uncertainty, continued weakness in China and a slowing U.S. economy all contributed to a reduction in overall air freight market demand. On a year-to-date basis, adjusted operating profit for the forwarding and logistics unit increased by $13 million in 2012 compared with 2011, as forwarding operating margins expanded due to cost reductions and growth in our ocean freight, North American brokerage and transportation services businesses. Our logistics business had a year-to-date 2012 increase in operating profit, largely due to strong growth in our higher-margin mail services, as well as a $9 million gain on the sale of an operating facility in the first quarter of 2012.
Adjusted operating profit for our freight unit increased $11 million in the second quarter of 2012 compared to the same period in 2011 ($10 million year-to-date), as gains in pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization, as well as improved yields, more than offset volume declines.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The combined adjusted operating profit for all of our other businesses in this segment increased $7 million during the second quarter ($11 million year-to-date), largely due to growth from our contract to provide domestic air transportation services for the U.S. Postal Service.
Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
Operating Expenses (in millions):
Compensation and Benefits	$6,747	$6,636	1.7%	$13,582	$13,198	2.9%
Repairs and Maintenance	303	317	(4.4)%	605	632	(4.3)%
Depreciation and Amortization	459	443	3.6%	918	884	3.8%
Purchased Transportation	1,733	1,762	(1.6)%	3,450	3,410	1.2%
Fuel	1,014	1,057	(4.1)%	2,039	1,965	3.8%
Other Occupancy	213	225	(5.3)%	450	486	(7.4)%
Other Expenses	1,090	1,006	8.3%	2,082	1,981	5.1%
Impact of Net Gain from Real Estate Transactions	—	33		—	33
Adjusted Other Expenses	1,090	1,039	4.9%	2,082	2,014	3.4%
Total Operating Expenses	$11,559	$11,446	1.0%	$23,126	$22,556	2.5%
Adjusted Total Operating Expenses	$11,559	$11,479	0.7%	23,126	$22,589	2.4%

			$			$
Currency Translation (Benefit) Cost			$(146)			$(194)
Compensation and Benefits
Benefits expense increased $128 million for the second quarter of 2012 compared with 2011 ($273 million year-to-date), primarily due to higher pension expense, health and welfare costs, expense associated with our self-insurance for worker’s compensation claims and payroll taxes, as follows:

•	Health and welfare costs increased $70 million for the second quarter of 2012 compared with 2011 ($53 million year-to-date), largely due to a deterioration in our health claims experience.

•
Pension expense increased $55 million for the second quarter of 2012 compared with 2011 ($118 million year-to-date), resulting from higher union contribution rates for multiemployer pension plans, combined with increased service and interest costs for company-sponsored plans. The increase in service and interest costs for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•
The expense associated with our self-insurance programs for worker’s compensation claims increased by $17 million for the second quarter of 2012 compared with 2011 ($72 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2011, we experienced more favorable actuarial expense adjustments on previous years' claims compared with 2012, thus leading to most of the increase in expense.

•
Company accruals for employee payroll taxes increased by $7 million for the second quarter of 2012 compared with 2011 ($39 million year-to-date), largely due to the change in timing of our management incentive compensation awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Employee payroll costs decreased $17 million for the second quarter of 2012 compared with 2011, largely due to reductions in management incentive compensation; however, this was partially offset by an increase in union and other labor payroll, primarily resulting from a 0.7% increase in total union labor hours for the quarter and contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters. For the first six months of 2012 compared with the same period of 2011, employee payroll costs increased $111 million, largely due to contractual union wage rate increases, as well as a 0.5% increase in total union labor hours; however, this was partially offset by a slight decline in management payroll costs due to a reduction in incentive compensation expense.
Repairs and Maintenance
The decrease in repairs and maintenance expense was largely due to lower aircraft maintenance costs, which decreased $21 million for the second quarter of 2012 compared with 2011 ($40 million year-to-date). This decrease resulted primarily from the conversion of an engine maintenance agreement with an outside vendor from a cost reimbursement approach to a fixed rate per flight hour. Additionally, aircraft maintenance expense declined due to a reduction in the number of scheduled maintenance checks for our Airbus A300, Boeing 757 and Boeing MD-11 aircraft.
Depreciation and Amortization
The increase in depreciation and amortization expense was primarily the result of an increase in depreciation expense on vehicles of $14 million for the second quarter of 2012 compared with 2011 ($31 million year-to-date), primarily resulting from an overall increase in the size of our vehicle fleet in our U.S. Domestic package operations.
Purchased Transportation
The decrease in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the second quarter of 2012 compared with the same period of 2011 was impacted by several factors. In our international air freight forwarding business, lower rates charged to us by third-party air carriers resulted in a $46 million decline in expense for the second quarter. Additionally, the impact of currency exchange rate fluctuations resulted in a $25 million decline in expense when comparing the second quarter of 2012 with the corresponding period of 2011. These factors were partially offset by a $32 million increase in expense due to higher fees paid to the U.S. Postal Service associated with the strong volume growth in our SurePost product.
The increase in purchased transportation expense for the year-to-date period of 2012 compared with 2011 was largely due to higher fees paid to the U.S. Postal Service related to our SurePost product (increase of $60 million), as well as the expense associated with the use of rail carriers (increase of $9 million), due to higher rates and increased volume in our U.S. Domestic Package business. These factors were partially offset by the impact of currency exchange rate fluctuations, which reduced the increase in expense by $39 million.
Fuel
The decrease in fuel expense for the second quarter of 2012 compared with the same period of 2011 was primarily due to lower fuel prices for jet-A fuel and diesel, which decreased expense by $13 million, as well as lower usage, which decreased expense by $30 million. The year-to-date fuel expense increase was largely due to higher fuel prices in 2012 compared with 2011 (which increased expense $98 million); however, this was partially offset by lower usage of fuel products, which decreased expense by $24 million.
Other Occupancy
Other occupancy expense decreased in the second quarter and year-to-date periods of 2012, compared with the corresponding periods of 2011, primarily due to reductions in personal property and real estate taxes combined with a decrease in utilities expense. The relatively warm winter in the United States, combined with lower natural gas prices, helped to reduce heating and snow removal costs in our facilities in the early months of 2012.
Other Expenses
The second quarter and year-to-date 2012 increase in adjusted other expenses was largely due to higher outside professional fees (part of which were due to the proposed TNT Express N.V. acquisition), foreign currency remeasurement losses, transportation equipment rentals and bad debt expense. These factors were partially offset by decreases in employee relocation expenses in the second quarter and year-to-date periods of 2012. Additionally, year-to-date 2012 adjusted other expenses were reduced by a $9 million gain on the sale of a distribution facility in our Supply Chain & Freight segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
(in millions)
Investment Income	$6	$9	(33.3)%	$12	$20	(40.0)%
Interest Expense	$(92)	$(83)	10.8%	$(186)	$(168)	10.7%
Investment Income
The decrease in investment income in 2012 compared with 2011 was primarily caused by a decline in investment mark-to-market and realized gains of $7 million for the quarter ($16 million year-to-date). This decline was impacted by realized gains on sales of auction-rate and preferred securities and an S&P 500 index fund, as well as a mark-to-market gain on a variable life insurance policy, that occurred in 2011. This decline was partially offset by an increase in interest income, largely due to having a higher average balance of interest-earning cash and investments in our portfolio in the second quarter and year-to-date periods of 2012 compared with the corresponding periods of 2011.
Interest Expense
Interest expense increased in the second quarter and year-to-date periods of 2012 compared to 2011, largely due to a higher effective interest rate incurred on our debt. The higher effective interest rate largely resulted from two factors: (1) having a greater proportion of fixed-rate debt outstanding relative to lower-yielding variable rate debt, and (2) an increase in the interest rate indices underlying our variable-rate debt and swaps in 2012. The average balance of debt outstanding in the second quarter and year-to-date periods of 2012 remained relatively stable compared with 2011.
Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2012	2011	%	2012	2011	%
(in millions)
Income Tax Expense	$588	$579	1.6%	$1,099	$1,062	3.5%
Impact of Net Gain on Real Estate Transactions	—	(13)		—	(13)
Adjusted Income Tax Expense	$588	$566	3.9%	$1,099	$1,049	4.8%
Effective Tax Rate	34.5%	34.6%		34.5%	34.6%
Adjusted Effective Tax Rate	34.5%	34.6%		34.5%	34.6%
Income tax expense increased due to higher pre-tax income in the second quarter and year-to-date periods of 2012 compared with 2011. Our effective tax rate remained relatively constant at 34.5% in the second quarter and year-to-date periods of 2012, compared with 34.6% in the corresponding periods of 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six Months Ended June 30,
	2012	2011
Net income	$2,086	$2,007
Non-cash operating activities (a)	1,723	1,950
Pension and postretirement plan contributions (UPS-sponsored plans)	(450)	(1,296)
Income tax receivables and payables	259	380
Changes in working capital and other noncurrent assets and liabilities	288	277
Other sources (uses) of cash from operating activities	(56)	(4)
Net cash from operating activities	$3,850	$3,314
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Contributions to our company-sponsored pension plans have varied based primarily on whether any minimum funding requirements are present for individual pension plans. In 2012, we contributed $450 million to our company-sponsored pension and postretirement medical benefit plans, which included $355 million in contributions to the UPS IBT Pension Plan. In the first six months of 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $448 million to our company-sponsored pension and U.S. postretirement medical benefit plans over the remainder of 2012.
Operating cash flow was favorably impacted in both 2012 and 2011 by higher net income and seasonal changes in our working capital position. Changes in working capital were largely a result of the timing of salary and wages payable and related tax withholdings, as well as improved collections of receivables during the first six months of 2012 compared with the same period of 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2012	2011
Net cash used in investing activities	$(307)	$(1,069)

Capital Expenditures:
Buildings and facilities	$(217)	$(159)
Aircraft and parts	(368)	(486)
Vehicles	(147)	(140)
Information technology	(217)	(166)
	$(949)	$(951)

Capital Expenditures as a % of Revenue	3.6%	3.7%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$32	$22
Net decrease in finance receivables	$42	$81
Net sales (purchases) of marketable securities	$664	$(98)
Cash paid for business acquisitions	$(100)	$—
Other sources (uses) of cash for investing activities	$4	$(123)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on aircraft is primarily related to contract deposits on open aircraft orders, and final payments associated with the delivery of six Boeing 767-300s in 2012 and two Boeing 747-400s and four Boeing 767-300s in 2011. Capital spending on buildings and facilities and information technology increased in 2012 compared with 2011, largely due to our Cologne hub expansion in Germany as well as various technology deployments. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.
The net change in finance receivables was primarily due to customer paydowns, loan sales and new loan origination activity, primarily in our business credit and asset-based lending portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions was related to our acquisition of Kiala S.A., which closed in the first quarter of 2012. Other investing activities include the cash settlement of derivative contracts used in our currency hedging programs and the timing of aircraft purchase contract deposits on our Boeing 767-300 aircraft order.
On March 19, 2012, we announced an agreement to purchase TNT Express N.V. ("TNT Express") for €9.50 per ordinary share. The offer values the issued and outstanding share capital of TNT Express at €5.16 billion (approximately $6.54 billion at the June 30, 2012 exchange rate). We anticipate the acquisition will close during fourth quarter 2012, and intend to finance the offer by utilizing a combination of available cash and debt backed by existing credit facilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Provided by Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) financing activities	$158	$(971)
Share Repurchases:
Cash expended for shares repurchased	$(885)	$(1,052)
Number of shares repurchased	(11.3)	(14.4)
Shares outstanding at period end	958	981
Percent reduction in shares outstanding	(0.5)%	(1.0)%
Dividends:
Dividends declared per share	$1.14	$1.04
Cash expended for dividend payments	$(1,068)	$(1,007)
Borrowings:
Net borrowings of debt principal	$1,873	$1,162
Other Financing Activities:
Cash received for common stock issuances	$194	$163
Other sources (uses) of cash for financing activities	$44	$(237)
Capitalization (as of June 30 each year):
Total debt outstanding at period end	$13,023	$12,161
Total shareowners’ equity at period end	7,725	8,329
Total capitalization	$20,748	$20,490
Debt to Total Capitalization %	62.8%	59.4%
We repurchased a total of 11.3 million shares of class A and class B common stock for $870 million during the six months ended June 30, 2012, and 14.4 million shares for $1.055 billion for the six months ended June 30, 2011 ($885 million and $1.052 billion in repurchases for 2012 and 2011, respectively, are reported on the cash flow statement due to the timing of settlements). On May 3, 2012, the Board of Directors approved a new share repurchase authorization of $5.0 billion, which replaces an authorization previously announced in 2008. The new share repurchase authorization has no expiration date, and as of June 30, 2012, we had $4.738 billion of this share repurchase authorization remaining. We anticipate repurchasing approximately $1.5 billion in shares for all of 2012.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.775 billion outstanding under this program as of June 30, 2012, with an average interest rate of 0.07%. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. As of June 30, 2012, we had CNY 630 million (equivalent to $99 million) outstanding under this program, with an average interest rate of 2.17%.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2012.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2012.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1+, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and AA-, respectively. We currently have a negative outlook from both Moody’s and Standard & Poor’s.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2012 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2012, 10% of net tangible assets was equivalent to $2.601 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of June 30, 2012, our net worth, as defined, was equivalent to $10.837 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2012 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Although there can be no assurance as to the ultimate outcome, we have generally denied, or believe we have a meritorious defense and will deny, liability in all litigation pending against us, including (except as otherwise noted herein) the matters described below, and we intend to defend vigorously each case. We have accrued for legal claims when, and to the extent that, amounts associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in two lawsuits about the rebranding or purchase of The UPS Store franchises-Morgate (California Superior Court) and Samica (United States District Court).

•
In Morgate, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.

•
In Samica, about half of the approximately 200 plaintiffs rebranded and half purchased new The UPS Store franchises. Summary judgment for UPS was affirmed by the United States Court of Appeals, Ninth Circuit, in December 2011. Plaintiffs have filed a petition for certiorari with the United States Supreme Court.

There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from whatever remaining aspects of these cases proceed including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class-action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The request to certify the case in Québec was heard in February 2012. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
Other Matters
In May and December 2007 and August 2008 we received and responded to grand jury subpoenas from the DOJ in the Northern District of California in connection with an investigation by the Drug Enforcement Administration. We also have responded to informal requests for information in connection with this investigation, which relates to transportation of packages on behalf of on-line pharmacies that may have operated illegally. We have been cooperating with this investigation and are exploring the possibility of resolving this matter, which could include our undertaking further enhancements to our compliance program and/or a payment. Such a payment may exceed the amounts previously accrued with respect to this matter, but we do not expect that the amount of such additional loss would have a material adverse effect on our financial condition, results of operations or liquidity.
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
On March 28, 2012, the European Commission ("Commission") announced a decision finding that 14 freight forwarders, including UPS, had infringed EU competition law. The Commission assessed a fine on UPS in the amount of €10 million. While UPS does not consider the decision to be correct, it has elected to bring the matter to a conclusion and paid the fine to the Commission.

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
Rate Adjustments
In June 2012, our UPS Freight unit announced a general rate increase averaging 5.9%, covering non-contractual shipments in the United States, Canada and Mexico. The rate adjustment took effect on July 16, 2012, and applies to minimum charge, LTL rates and accessorial charges.

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
In June 2011, the FASB issued an Accounting Standards Update that increases the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for us beginning with the first quarter of 2012, and we have included the required presentation in all applicable filings since that date.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after June 30, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2012	December 31, 2011
Currency Derivatives	$(93)	$(19)
Interest Rate Derivatives	430	460
	$337	$441
Our market risks, hedging strategies and financial instrument positions at June 30, 2012 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. In 2012, we entered into several interest rate basis swaps, which effectively converted cash flows based on variable LIBOR-based interest rates to cash flows based on the prevailing federal funds interest rate. We also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first six months of 2012. The remaining fair value changes between December 31, 2011 and June 30, 2012 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events, such as a credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At June 30, 2012, we held cash collateral of $122 million under these agreements.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) A summary of our repurchases of our class A and class B common stock during the second quarter of 2012 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2012	1.0	$80.09	0.7	$1,925
May 1 – May 31, 2012	3.2	77.79	3.1	4,765
June 1 – June 30, 2012	0.4	74.91	0.4	4,738
Total April 1 – June 30, 2012	4.6	$77.94	4.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
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
Credit Agreement (364-Day Facility) dated April 12, 2012 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ending March 31, 2012).

10.2	—
Credit Agreement (5 Year Facility) dated April 12, 2012 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ending March 31, 2012).

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Furnished electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 3, 2012	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)