Form 10-Q
period 2012-09-30
UNITED PARCEL SERVICE INC
filed 2012-11-02
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 230,434,603 Class A shares, and 723,576,134 Class B shares, with a par value of $0.01 per share, outstanding at October 25, 2012.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2012 (unaudited) and December 31, 2011
(In millions)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,430	$3,034
Marketable securities	586	1,241
Accounts receivable, net	5,545	6,246
Deferred income tax assets	569	611
Other current assets	1,214	1,152
Total Current Assets	16,344	12,284
Property, Plant and Equipment, Net	17,829	17,621
Goodwill	2,170	2,101
Intangible Assets, Net	614	585
Non-Current Investments and Restricted Cash	305	303
Other Non-Current Assets	1,802	1,807
Total Assets	$39,064	$34,701
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,859	$33
Accounts payable	1,863	2,300
Accrued wages and withholdings	1,839	1,843
Self-insurance reserves	857	781
Income taxes payable	391	146
Other current liabilities	1,480	1,411
Total Current Liabilities	10,289	6,514
Long-Term Debt	11,148	11,095
Pension and Postretirement Benefit Obligations	5,213	5,505
Deferred Income Tax Liabilities	1,332	1,900
Self-Insurance Reserves	1,871	1,806
Other Non-Current Liabilities	1,597	773
Shareowners’ Equity:
Class A common stock (231 and 240 shares issued in 2012 and 2011)	3	3
Class B common stock (723 and 725 shares issued in 2012 and 2011)	7	7
Additional paid-in capital	—	—
Retained earnings	10,448	10,128
Accumulated other comprehensive loss	(2,929)	(3,103)
Deferred compensation obligations	77	88
Less: Treasury stock (2 shares in 2012 and 2011)	(77)	(88)
Total Equity for Controlling Interests	7,529	7,035
Total Equity for Non-Controlling Interests	85	73
Total Shareowners’ Equity	7,614	7,108
Total Liabilities and Shareowners’ Equity	$39,064	$34,701

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$13,071	$13,166	$39,556	$38,939
Operating Expenses:
Compensation and benefits	7,577	6,647	21,159	19,845
Repairs and maintenance	306	324	911	956
Depreciation and amortization	464	447	1,382	1,331
Purchased transportation	1,743	1,796	5,193	5,206
Fuel	969	1,015	3,008	2,980
Other occupancy	220	229	670	715
Other expenses	1,026	1,042	3,108	3,023
Total Operating Expenses	12,305	11,500	35,431	34,056
Operating Profit	766	1,666	4,125	4,883
Other Income and (Expense):
Investment income	6	16	18	36
Interest expense	(98)	(84)	(284)	(252)
Total Other Income and (Expense)	(92)	(68)	(266)	(216)
Income Before Income Taxes	674	1,598	3,859	4,667
Income Tax Expense	205	526	1,304	1,588
Net Income	$469	$1,072	$2,555	$3,079
Basic Earnings Per Share	$0.49	$1.10	$2.66	$3.12
Diluted Earnings Per Share	$0.48	$1.09	$2.63	$3.09

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$469	$1,072	$2,555	$3,079
Change in foreign currency translation adjustment, net of tax	243	(179)	176	(47)
Change in unrealized gain (loss) on marketable securities, net of tax	1	2	2	(5)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(8)	39	(92)	(29)
Change in unrecognized pension and postretirement benefit costs, net of tax	27	45	88	147
Comprehensive income	$732	$979	$2,729	$3,145
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$2,555	$3,079
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,382	1,331
Pension and postretirement benefit expense	709	628
Pension and postretirement benefit contributions	(864)	(1,397)
Self-insurance reserves	141	44
Deferred taxes, credits and other	330	387
Stock compensation expense	421	402
Other (gains) losses	162	160
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	468	177
Other current assets	(47)	185
Accounts payable	(279)	(67)
Accrued wages and withholdings	13	367
Other current liabilities	196	88
Other operating activities	(84)	(22)
Net cash from operating activities	5,103	5,362
Cash Flows From Investing Activities:
Capital expenditures	(1,603)	(1,557)
Proceeds from disposals of property, plant and equipment	61	29
Purchases of marketable securities	(2,256)	(3,830)
Sales and maturities of marketable securities	2,901	3,357
Net decrease in finance receivables	56	128
Cash paid for business acquisitions	(100)	—
Other investing activities	34	(243)
Net cash used in investing activities	(907)	(2,116)
Cash Flows From Financing Activities:
Net change in short-term debt	2,075	1,110
Proceeds from long-term borrowings	1,741	277
Repayments of long-term borrowings	(8)	(180)
Purchases of common stock	(1,402)	(2,173)
Issuances of common stock	253	220
Dividends	(1,600)	(1,500)
Other financing activities	8	(238)
Net cash provided by (used in) financing activities	1,067	(2,484)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	133	1
Net Increase In Cash And Cash Equivalents	5,396	763
Cash And Cash Equivalents:
Beginning of period	3,034	3,370
End of period	$8,430	$4,133
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2012, our results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2012. The fair values of our investment securities are disclosed in Note 4, our short and long-term debt in Note 8 and our derivative instruments in Note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
Change in Accounting Methodology
As described in our Annual Report on Form 10-K for the year ended December 31, 2011, we elected to change our accounting methodologies for recognizing expense for our company-sponsored U.S. and international pension and other postretirement benefit plans. The impact of these changes in our accounting methodologies was reported through retrospective application of the new policies to all periods presented. Accordingly, all relevant information as of, and for the quarter and year-to-date periods ended, September 30, 2011 has been adjusted to reflect the application of the new policies.
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
In July 2012, the FASB issued an Accounting Standards Update that added an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. The objective of this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by allowing an entity the option to make a qualitative evaluation about the likelihood of an intangible impairment to determine whether it should calculate the fair value of the asset. This accounting standards update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. We adopted this accounting standard update and applied its provisions to certain of our intangible assets for our annual impairment testing as of October 1, 2012.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after September 30, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.
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
Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2012 and 2011 was $126 and $130 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2012 and 2011 was $421 and $402 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as available-for-sale as of September 30, 2012 and December 31, 2011 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2012
Current marketable securities:
U.S. government and agency debt securities	$242	$3	$—	$245
Mortgage and asset-backed debt securities	152	4	—	156
Corporate debt securities	157	6	—	163
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	7	—	—	7
Total marketable securities	$573	$13	$—	$586

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2011
Current marketable securities:
U.S. government and agency debt securities	$184	$3	$—	$187
Mortgage and asset-backed debt securities	188	4	(1)	191
Corporate debt securities	835	4	(2)	837
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	10	1	—	11
Total marketable securities	$1,232	$12	$(3)	$1,241
Auction Rate Securities
During the first quarter 2011, we sold all remaining investments in auction rate securities, which had been classified as non-current marketable securities. These sales did not have a material impact on our statement of consolidated income.
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of September 30, 2012. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2012, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$43	$43
Due after one year through three years	242	244
Due after three years through five years	52	53
Due after five years	234	244
	571	584
Equity securities	2	2
	$573	$586

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
We had $286 million of restricted cash related to our self-insurance requirements as of September 30, 2012 and December 31, 2011, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets.
At September 30, 2012 and December 31, 2011 we held a $19 and $17 million, respectively, investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
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
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2012
Marketable Securities:
U.S. government and agency debt securities	$245	$—	$—	$245
Mortgage and asset-backed debt securities	—	156	—	156
Corporate debt securities	—	163	—	163
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	7	—	7
Total marketable securities	245	341	—	586
Other investments	19	—	177	196
Total	$264	$341	$177	$782

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2011
Marketable Securities:
U.S. government and agency debt securities	$187	$—	$—	$187
Mortgage and asset-backed debt securities	—	191	—	191
Corporate debt securities	—	837	—	837
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	11	—	11
Total marketable securities	187	1,054	—	1,241
Other investments	17	—	217	234
Total	$204	$1,054	$217	$1,475
The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2012 and 2011 (in millions):

	Marketable Securities	Other Investments	Total
Balance on July 1, 2012	$—	$190	$190
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2012	$—	$177	$177

	Marketable Securities	Other Investments	Total
Balance on July 1, 2011	$—	$240	$240
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(12)	(12)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2011	$—	$228	$228

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2012 and 2011 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2012	$—	$217	$217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(40)	(40)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2012	$—	$177	$177

	Marketable Securities	Other Investments	Total
Balance on January 1, 2011	$138	$267	$405
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(39)	(39)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	(138)	—	(138)
Balance on September 30, 2011	$—	$228	$228
There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2012 and December 31, 2011 consist of the following (in millions):

	2012	2011
Vehicles	$6,095	$5,981
Aircraft	15,144	14,616
Land	1,119	1,114
Buildings	3,131	3,095
Building and leasehold improvements	3,016	2,943
Plant equipment	6,933	6,803
Technology equipment	1,674	1,593
Equipment under operating leases	78	93
Construction-in-progress	498	303
	37,688	36,541
Less: Accumulated depreciation and amortization	(19,859)	(18,920)
	$17,829	$17,621

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2012 and 2011 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30:
Service cost	$249	$218	$23	$22	$12	$9
Interest cost	353	327	52	52	10	10
Expected return on assets	(493)	(489)	(4)	(4)	(11)	(11)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	43	1	2	1	—
Other net (gain) loss	—	29	—	—	—	1
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$152	$128	$72	$72	$12	$9

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Nine Months Ended September 30:
Service cost	$748	$654	$67	$66	$41	$27
Interest cost	1,058	981	156	156	31	30
Expected return on assets	(1,478)	(1,467)	(13)	(12)	(35)	(33)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	130	129	3	6	1	—
Other net (gain) loss	—	88	—	—	—	3
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$458	$385	$213	$216	$38	$27
During the first nine months of 2012, we contributed $418 million and $446 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $6 and $25 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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

Multiemployer Benefit Plans
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
In the third quarter of 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflects a decision by the NETTI Fund's trustees to restructure the NETTI Fund through plan amendments to utilize a "two pool approach", which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the NETTI Fund of which it had historically been a participant, and reenter the NETTI Fund's newly-established pool as a new employer.
Upon ratification of the agreement by the Teamsters in September 2012, we withdrew from the original pool of the NETTI Fund and incurred an undiscounted withdrawal liability of $2.162 billion to be paid in equal monthly installments over 50 years. The undiscounted withdrawal liability was calculated by independent actuaries employed by the NETTI Fund, in accordance with the governing plan documents and the applicable requirements of the Employee Retirement Income Security Act of 1974. In the third quarter of 2012, we recorded a charge to expense to establish an $896 million withdrawal liability on our consolidated balance sheet, which represents the present value of the $2.162 billion future payment obligation discounted at a 4.25% interest rate. This discount rate represents the estimated credit-adjusted market rate of interest at which we could obtain financing of a similar maturity and seniority.
The $896 million charge to expense recorded in the third quarter of 2012 is included in "compensation and benefits" expense in the statements of consolidated income, while the corresponding withdrawal liability is included in "other non-current liabilities" on the consolidated balance sheet. We will impute interest on the withdrawal liability using the 4.25% discount rate, while the monthly payments made to the NETTI Fund will reduce the remaining balance of the withdrawal liability.
Our status in the newly-established pool of the NETTI Fund is accounted for as the participation in a new multiemployer pension plan, and therefore we will recognize expense based on the contractually-required contribution for each period, and we will recognize a liability for any contributions due and unpaid at the end of a reporting period.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2012 and December 31, 2011 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2011:	$—	$361	$1,740	$2,101
Acquired	—	67	—	67
Currency / Other	—	5	(3)	2
September 30, 2012:	—	$433	$1,737	$2,170
The increase in goodwill in the International Package segment was due to the February 2012 acquisition of Kiala S.A., a firm based in Brussels that provides e-commerce retailers a platform to offer delivery options to consumers. The purchase price allocation was not complete as of September 30, 2012 and therefore adjustments to the recorded amount of goodwill may occur prior to the one year anniversary of the acquisition. The remaining change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of September 30, 2012 and December 31, 2011 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2012:
Trademarks, licenses, patents, and other	$186	$(89)	$97
Customer lists	130	(75)	55
Franchise rights	111	(62)	49
Capitalized software	2,160	(1,747)	413
Total Intangible Assets, Net	$2,587	$(1,973)	$614
December 31, 2011:
Trademarks, licenses, patents, and other	$146	$(54)	$92
Customer lists	120	(66)	54
Franchise rights	109	(58)	51
Capitalized software	2,014	(1,626)	388
Total Intangible Assets, Net	$2,389	$(1,804)	$585
NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2012 and December 31, 2011 consists of the following (in millions):

	Maturity	2012	2011
Commercial paper	2012	$2,075	$—
4.50% senior notes	2013	1,759	1,778
3.875% senior notes	2014	1,040	1,050
5.50% senior notes	2018	856	841
5.125% senior notes	2019	1,147	1,119
8.375% debentures	2020	515	504
3.125% senior notes	2021	1,663	1,641
8.375% debentures	2030	284	284
6.20% senior notes	2038	1,480	1,480
4.875% senior notes	2040	489	489
1.125% senior notes	2017	373	—
2.45% senior notes	2022	994	—
3.625% senior notes	2042	367	—
Floating rate senior notes	2049-2053	376	376
Facility notes and bonds	2015-2036	320	320
Pound Sterling notes	2031/2050	804	777
Capital lease obligations	2012-3004	462	469
Other debt	2022	3	—
Total Debt		15,007	11,128
Less: Current Maturities		(3,859)	(33)
Long-term Debt		$11,148	$11,095

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuances
In September 2012, we completed an offering of $1.75 billion in senior notes, consisting of $375 million of 1.125% notes due October 2017, $1.0 billion of 2.45% notes due October 2022, and $375 million of 3.625% notes due October 2042. These notes pay interest semiannually. We may redeem all or any portions of the notes at any time by paying the greater of the principal amount plus accrued interest, or the sum of the present values of remaining scheduled payments of principal and interest discounted to the redemption date on a semiannual basis at an applicable Treasury rate plus 10 basis points for the 1.125% notes and plus 15 basis points for the 2.45% and 3.625% notes (plus in each case, accrued interest to the date of redemption). After pricing and underwriting discounts, we received a total of $1.734 billion in cash proceeds from the offering. The proceeds from this offering will be used for the principal repayment of the $1.75 billion 4.5% senior notes due January 15, 2013.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.075 billion outstanding under this program as of September 30, 2012, with an average interest rate of 0.08%. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. As of September 30, 2012, there were no amounts outstanding under this program. As of September 30, 2012, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2012.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2012.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2012 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2012, 10% of net tangible assets was equivalent to $2.599 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2012, our net worth, as defined, was equivalent to $10.458 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $17.078 and $12.035 billion as of September 30, 2012 and December 31, 2011, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In Morgate, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from whatever remaining aspects of this case proceeds including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The motion to authorize the Québec litigation as a class action was dismissed by the trial judge in October 2012; there may be an appeal. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint, with leave to amend, and the scope of the plaintiffs' claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.
Tax Matters
In addition to the income tax matters described in Note 14, we received an IRS Revenue Agent Report (RAR) covering excise taxes for tax years 2003 through 2007 in June 2011. The excise tax RAR proposed two alternate theories for asserting additional excise tax on transportation of property by air. We disagree with these proposed excise tax theories and related adjustments.
We believe that these theories are not based on a reasonable interpretation of the applicable law, are inconsistent with our historical operating structure, and are in direct conflict with previously issued guidance to UPS from the IRS National Office. We filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
We believe the likelihood that these theories will ultimately be sustained is remote.
Further, we have asserted that if the current excise tax theories are sustained, UPS will be entitled to correlative income tax refunds for the 1999 through 2007 tax years. Accordingly, we have filed protective income tax refund claims for amounts significantly greater than the proposed excise tax assessments. The IRS has not completed its audit or made any claims with respect to any tax year after 2007, nor have we filed protective income tax refund claims for those tax years. However, the income tax refund claims for those tax years would also be significantly greater than the amount of any excise tax assessment proposed under similar theories.
Because we believe there is only a remote likelihood that the excise tax RAR theories will ultimately be sustained, we have concluded that the uncertain income tax positions associated with the protective refund claims based on the same theories do not currently meet the applicable standard for recognition of an income tax benefit. Accordingly, we have not accrued any income tax benefit of such claims in our financial statements or in the disclosures in Note 14.
In the third quarter of 2012, following the Appeals Opening Conference in July 2012, we had settlement discussions which we expect will lead to a complete resolution of all excise tax matters and correlative income tax refund claims for the 2003 through 2007 tax years within the next twelve months. At this time, we do not believe the ultimate resolution of these matters will have a material effect on our financial condition, results of operations, or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of September 30, 2012, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of September 30, 2012, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2012 and 2011 (in millions, except per share amounts):

	2012		2011
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	240	$3	258	$3
Common stock purchases	(6)	—	(6)	—
Stock award plans	5	—	4	—
Common stock issuances	3	—	3	—
Conversions of class A to class B common stock	(11)	—	(15)	—
Class A shares issued at end of period	231	$3	244	$3
Class B Common Stock
Balance at beginning of period	725	$7	735	$7
Common stock purchases	(13)	—	(26)	—
Conversions of class A to class B common stock	11	—	15	—
Class B shares issued at end of period	723	$7	724	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		414		375
Common stock purchases		(827)		(417)
Common stock issuances		207		192
Option premiums received (paid)		206		(150)
Unsettled portion of accelerated stock repurchase program		—		—
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$10,128		$10,604
Net income attributable to common shareowners		2,555		3,079
Dividends ($1.71 and $1.56 per share)		(1,670)		(1,553)
Common stock purchases		(565)		(1,773)
Balance at end of period		$10,448		$10,357
In total, we repurchased a total of 18.5 million shares of class A and class B common stock for $1.392 billion during the nine months ended September 30, 2012, and 31.7 million shares for $2.190 billion during the nine months ended September 30, 2011. On May 3, 2012, the Board of Directors approved a new share repurchase authorization of $5.0 billion, which replaces an authorization previously announced in 2008. The new share repurchase authorization has no expiration date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. During the nine months ended September 30, 2012, we did not pay premiums on options for the purchase of shares; however, we received $206 million in premiums for options that were entered into during 2011 that expired during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we paid $150 million in premiums on options for the purchase of shares, and had not received any premiums in excess of our initial investment.

Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2012 and 2011 is as follows (in millions):

	2012	2011
Foreign currency translation gain (loss):
Balance at beginning of period	$(160)	$(68)
Aggregate adjustment for the period (net of tax effect of $(6) and $4)	176	(47)
Balance at end of period	16	(115)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	12
Current period changes in fair value (net of tax effect of $5 and $10)	7	16
Reclassification to earnings (net of tax effect of $(3) and $(13))	(5)	(21)
Balance at end of period	8	7
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(204)	(239)
Current period changes in fair value (net of tax effect of $(38) and $(47))	(64)	(80)
Reclassification to earnings (net of tax effect of $(16) and $30)	(28)	51
Balance at end of period	(296)	(268)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,745)	(2,340)
Reclassification to earnings (net of tax effect of $50 and $87)	84	139
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $2 and $4)	4	8
Balance at end of period	(2,657)	(2,193)
Accumulated other comprehensive income (loss) at end of period	$(2,929)	$(2,569)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the nine months ended September 30, 2012 and 2011 is as follows (in millions):

	2012		2011
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$88		$103
Reinvested dividends		3		3
Benefit payments		(14)		(19)
Balance at end of period		$77		$87
Treasury Stock:
Balance at beginning of period	(2)	$(88)	(2)	$(103)
Reinvested dividends	—	(3)	—	(3)
Benefit payments	—	14	—	19
Balance at end of period	(2)	$(77)	(2)	$(87)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The noncontrolling interests on our consolidated balance sheets primarily relate to a joint venture in Dubai that operates in the Middle East, Turkey and portions of the Central Asia region. The activity related to our noncontrolling interests is presented below for the nine months ended September 30, 2012 and 2011 (in millions):

	2012	2011
Noncontrolling Interests:
Balance at beginning of period	$73	$68
Acquired noncontrolling interests	12	3
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$85	$71
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
Segment information for the three and nine months ended September 30, 2012 and 2011 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
U.S. Domestic Package	$7,861	$7,767	$23,923	$23,047
International Package	2,943	3,057	8,923	9,096
Supply Chain & Freight	2,267	2,342	6,710	6,796
Consolidated	$13,071	$13,166	$39,556	$38,939
Operating Profit:
U.S. Domestic Package	$129	$1,046	$2,258	$2,923
International Package	449	417	1,311	1,375
Supply Chain & Freight	188	203	556	585
Consolidated	$766	$1,666	$4,125	$4,883

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to common shareowners	$469	$1,072	$2,555	$3,079
Denominator:
Weighted average shares	958	974	959	982
Deferred compensation obligations	1	1	1	2
Vested portion of restricted shares	2	2	2	2
Denominator for basic earnings per share	961	977	962	986
Effect of dilutive securities:
Restricted performance units	3	2	3	3
Restricted stock units	5	7	5	6
Stock option plans	1	1	1	1
Denominator for diluted earnings per share	970	987	971	996
Basic earnings per share	$0.49	$1.10	$2.66	$3.12
Diluted earnings per share	$0.48	$1.09	$2.63	$3.09
Diluted earnings per share for the three months ended September 30, 2012 and 2011 exclude the effect of 2.6 and 9.8 million shares of common stock (2.6 and 6.6 million for the nine months ended September 30, 2012 and 2011), respectively, that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.
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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines, and monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
 We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At September 30, 2012, we held cash collateral of $128 million under these agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the agreements described above, we could also be required to provide collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by our credit rating and the net fair value of the associated derivatives with each counterparty. At September 30, 2012, the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $233 million; however, we were not required to post any collateral with our counterparties as of that date.
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
Outstanding Positions
As of September 30, 2012 and December 31, 2011, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2012		December 31, 2011
Currency hedges:
Euro	EUR	1,701	EUR	1,685
British Pound Sterling	GBP	832	GBP	870
Canadian Dollar	CAD	363	CAD	318
Mexican Peso	MXN	4,400	MXN	—
Malaysian Ringgit	MYR	100	MYR	—

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$6,424		$6,424
Floating to Fixed Interest Rate Swaps		$782		$791
Interest Rate Basis Swaps		$2,500		$—
As of September 30, 2012, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 38 years.

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

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	September 30, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$75	$164
Interest rate contracts	Other current assets	Level 2	10	—
Foreign exchange contracts	Other non-current assets	Level 2	18	—
Interest rate contracts	Other non-current assets	Level 2	446	401
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	60	2
Interest rate contracts	Other non-current assets	Level 2	107	82
Total Asset Derivatives			$716	$649

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	September 30, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	$170	$185
Interest rate contracts	Other non-current liabilities	Level 2	14	13
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	62	—
Interest rate contracts	Other non-current liabilities	Level 2	47	10
Total Liability Derivatives			$293	$208

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Recognition
The following table indicates the amount and location in the statements of consolidated income for the three and nine months ended September 30, 2012 and 2011 in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
	2012	2011		2012	2011
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(11)	$(5)	Interest Expense	$(6)	$(4)
Foreign exchange contracts	87	(117)	Interest Expense	30	(24)
Foreign exchange contracts	10	11	Other Operating Expense	—	(3)
Foreign exchange contracts	(37)	118	Revenue	36	(25)
Commodity contracts	—	—	Fuel Expense	—	—
Total	$49	$7		$60	$(56)

Nine Months Ended September 30:
	2012	2011		2012	2011
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(72)	$(6)	Interest Expense	$(16)	$(14)
Foreign exchange contracts	15	(120)	Interest Expense	27	7
Foreign exchange contracts	(5)	6	Other Operating Expense	—	(3)
Foreign exchange contracts	(40)	(16)	Revenue	33	(80)
Commodity contracts	—	9	Fuel Expense	—	9
Total	$(102)	$(127)		$44	$(81)
As of September 30, 2012, $16 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended September 30, 2013. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2012 and 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2012 and 2011 (in millions):

		2012	2011			2012	2011
Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$19	$237	Fixed-Rate Debt and Capital Leases	Interest Expense	$(19)	$(237)
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$55	$350	Fixed-Rate Debt and Capital Leases	Interest Expense	$(55)	$(350)
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges (in millions):

		2012	2011
Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$(6)	$—
Foreign exchange contracts	Revenue	$2	$—
Foreign exchange contracts	Other Operating Expenses	$(7)	$11
Foreign exchange contracts	Investment Income	$(24)	$—
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$(11)	$—
Foreign exchange contracts	Revenue	$2	$—
Foreign exchange contracts	Other Operating Expenses	$27	$(2)
Foreign exchange contracts	Investment Income	$(24)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
In addition to the excise tax matters described in Note 9, in June 2011 we received an IRS Revenue Agent Report (RAR) covering income taxes for tax years 2005 through 2007. The income tax RAR proposed adjustments related to the value of acquired software and intangibles, research credit expenditures, and the amount of deductible costs associated with our British Pound Sterling Notes exchange offer completed in May 2007. Receipt of the RAR represents only the conclusion of the examination process. We disagree with some of the proposed adjustments related to these matters. Therefore, we filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
We expect to begin discussions of these income tax matters with IRS Appeals within the next twelve months. It should be noted, however, that the ultimate resolution of these matters will result in a refund to UPS - even according to the adjustments proposed by the IRS.
At this time, we do not believe the ultimate resolution of these income tax matters will have a material effect on our financial condition, results of operations, or liquidity.
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

TNT Express N.V.
On March 19, 2012, we announced an agreement to purchase TNT Express N.V. ("TNT Express") for €9.50 per ordinary share. The transaction will create a global leader in the logistics industry and an enhanced, integrated global transportation network. The combination will expand our express capabilities and logistics solutions in Europe, while deepening our existing position in fast-growing regions such as Asia and Latin America. The offer values the issued and outstanding share capital of TNT Express at €5.16 billion (approximately $6.67 billion at the September 30, 2012 exchange rate).
On July 13, 2012, the European Commission announced that the proposed acquisition would move to a Phase II review, which can take up to 25 weeks to complete, and as a result, we subsequently extended the public offer for all of the issued and outstanding ordinary shares of TNT Express beyond the date initially set forth in the Offer Memorandum. On October 19, 2012, the European Commission issued a Statement of Objections, which addresses the competitive effects of the intended merger on the international express small package market in Europe. UPS and TNT Express will respond to the European Commission in the fourth quarter of 2012, and we currently anticipate that the acquisition will be completed in early 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic expansion has continued at a slow-to-moderate pace through the third quarter of 2012. Continued growth in retail sales, particularly among e-commerce retailers, has provided for expansion in the overall U.S. small package delivery market; however, recent weakness in manufacturing activity, combined with the uneven nature of the overall economic recovery, has negatively impacted the small package delivery market. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth, while our business-to-business volume continues to be pressured. We expect these trends to continue for the remainder of 2012.
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
While the worldwide economic environment has been challenging in 2012, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs across all segments. Continued deployment of technology improvements should lead to further gains in our operational efficiency, flexibility and reliability, thus restraining cost increases and improving margins. In our International Package segment, we have adjusted our air network and utilized newly constructed or expanded operating facilities to improve time-in-transit for shipments in each region. We have also continued to optimize our aircraft network, to leverage the new route authority we have gained over the last several years and to take full advantage of faster growing trade lanes. Additionally, in the first quarter of 2012, we acquired Kiala S.A., which will expand our service offerings for business-to-consumer deliveries in Europe.
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
Revenue (in millions)	$13,071	$13,166	(0.7)%	$39,556	$38,939	1.6%
Operating Expenses (in millions)	12,305	11,500	7.0%	35,431	34,056	4.0%
Operating Profit (in millions)	$766	$1,666	(54.0)%	$4,125	$4,883	(15.5)%
Operating Margin	5.9%	12.7%		10.4%	12.5%
Average Daily Package Volume (in thousands)	15,521	15,079	2.9%	15,490	14,994	3.3%
Average Revenue Per Piece	$10.90	$11.06	(1.4)%	$10.96	$11.01	(0.5)%
Net Income (in millions)	$469	$1,072	(56.3)%	$2,555	$3,079	(17.0)%
Basic Earnings Per Share	$0.49	$1.10	(55.5)%	$2.66	$3.12	(14.7)%
Diluted Earnings Per Share	$0.48	$1.09	(56.0)%	$2.63	$3.09	(14.9)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Expenses:
Multiemployer Pension Plan Withdrawal Charge	$896	$—	$896	$—
Gain (Loss) on Real Estate Transactions	—	—	—	(33)
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	(337)	—	(337)	13
Multiemployer Pension Plan Withdrawal Charge
In the third quarter of 2012, we recognized an $896 million pre-tax charge ($559 million after-tax) for the establishment of a withdrawal liability related to our withdrawal from a multiemployer pension plan within our U.S. Domestic Package segment. This charge is recorded in compensation and benefits expense in our statements of consolidated income.
Gain (Loss) on Real Estate Transactions
In the second quarter of 2011, we recognized a pre-tax loss from certain real estate transactions within our U.S. Domestic Package segment of $15 million ($11 million after-tax) and a pre-tax gain from certain real estate transactions within our Supply Chain & Freight segment of $48 million ($31 million after-tax). These gains and losses are recorded in other operating expenses in our statements of consolidated income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
Average Daily Package Volume (in thousands):
Next Day Air	1,264	1,196	5.7%	1,236	1,174	5.3%
Deferred	931	852	9.3%	947	866	9.4%
Ground	11,010	10,688	3.0%	10,990	10,637	3.3%
Total Avg. Daily Package Volume	13,205	12,736	3.7%	13,173	12,677	3.9%
Average Revenue Per Piece:
Next Day Air	$19.80	$20.75	(4.6)%	$20.09	$20.61	(2.5)%
Deferred	13.23	13.94	(5.1)%	13.27	13.69	(3.1)%
Ground	7.94	7.92	0.3%	7.99	7.90	1.1%
Total Avg. Revenue Per Piece	$9.45	$9.53	(0.8)%	$9.51	$9.47	0.4%
Operating Days in Period	63	64		191	192
Revenue (in millions):
Next Day Air	$1,577	$1,588	(0.7)%	$4,743	$4,645	2.1%
Deferred	776	760	2.1%	2,400	2,277	5.4%
Ground	5,508	5,419	1.6%	16,780	16,125	4.1%
Total Revenue	$7,861	$7,767	1.2%	$23,923	$23,047	3.8%
Operating Expenses (in millions):
Operating Expenses	$7,732	$6,721	15.0%	$21,665	$20,124	7.7%
Multiemployer Pension Plan Withdrawal Charge	(896)	—		(896)	—
Gain (Loss) on Real Estate Transactions	—	—		—	(15)
Adjusted Operating Expenses	$6,836	$6,721	1.7%	$20,769	$20,109	3.3%
Operating Profit (in millions) and Margin:
Operating Profit	$129	$1,046	(87.7)%	$2,258	$2,923	(22.8)%
Adjusted Operating Profit	$1,025	$1,046	(2.0)%	$3,154	$2,938	7.4%
Operating Margin	1.6%	13.5%		9.4%	12.7%
Adjusted Operating Margin	13.0%	13.5%		13.2%	12.7%
Revenue
The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2012 compared with the corresponding periods of 2011:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2012 vs. 2011	2.1%	0.5%	(1.4)%	1.2%
Year-to-date 2012 vs. 2011	3.4%	0.2%	0.2%	3.8%
Volume
Our overall volume increased in the third quarter and year-to-date periods of 2012 compared with 2011, largely due to continued solid growth in retail e-commerce and strong customer demand for our lightweight products. Business-to-consumer shipments, which represent approximately 40% of total U.S. Domestic Package volume, grew rapidly and drove growth in both air and ground shipments; however, we were negatively impacted by recent economic weakness in the U.S., as business-to-business volume declined about 1% in the third quarter, after experiencing growth earlier in the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, Next Day Air letter and package volume both experienced solid increases for the third quarter and year-to-date periods of 2012, with particular growth in our Next Day Air Saver products. The higher volume for our deferred air products, which increased over 9% for the third quarter and year-to-date periods, was primarily due to strong demand for our residential package services. The overall solid growth in our air products was driven by business-to-consumer shipments from e-commerce retailers, though U.S. economic weakness restrained the growth in our commercial air volume.
The increase in ground volume for the third quarter and year-to-date periods of 2012 was driven by our lightweight service offerings, including SurePost, which target low-cost, non-urgent residential deliveries. Volume for these lightweight products grew approximately 25%, and accounted for over half of the total increase in ground shipments in the third quarter. Outside of these lightweight service offerings, volume for our traditional ground residential services also experienced a solid increase in the third quarter and year-to-date periods. Overall ground volume growth continues to be driven by strong business-to-consumer shipping activity from e-commerce retailers, as recent weakness in U.S. manufacturing caused a small decline in our commercial ground volume.
Rates and Product Mix
Overall revenue per piece decreased 0.8% for the third quarter of 2012 compared with the same period of 2011 (increased 0.4% year-to-date), and was impacted by changes in base rates, product mix and fuel surcharge rates, as discussed below.
Revenue per piece for our Next Day Air and deferred products decreased in the third quarter and year-to-date periods of 2012 compared with 2011, as declines in fuel surcharge rates and product mix changes more than offset the impact of a base rate increase that took effect in early 2012. Changes in product mix negatively impacted revenue per piece for our air products, as letter volume increased at a faster rate than package volume, and our Next Day Air Saver volume continued to grow at a faster rate than our premium Next Day Air services.
Ground revenue per piece increased for the third quarter of year-to-date periods of 2012, compared with the corresponding periods of 2011, primarily due to a base rate increase that took effect in early 2012; however, this was partially offset by product mix changes, as strong volume growth in our lightweight service offerings resulted in these relatively lower-yielding products accounting for a greater portion of our overall volume in the third quarter and year-to-date periods of 2012, compared with the corresponding periods of 2011. Fuel surcharge rate changes, which are discussed further below, adversely impacted revenue per piece growth in the third quarter of 2012 compared with 2011, but positively impacted the year-to-date comparison.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on January 2, 2012. We increased the base rates 6.9% on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select, and 5.9% on UPS Ground, while reducing our fuel surcharge indices (discussed further below). Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on certain residential and commercial services. These rate changes are customary and occur on an annual basis.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	% Point	2012	2011	% Point
Next Day Air / Deferred	11.1%	14.7%	(3.6)%	12.8%	13.1%	(0.3)%
Ground	7.3%	9.0%	(1.7)%	7.9%	7.8%	0.1%
On January 2, 2012, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. Total domestic fuel surcharge revenue decreased by $107 million in the third quarter of 2012 compared with the same period of 2011 primarily due to the lower third quarter fuel surcharge rates; however, this was partially offset by the increase in package volume for the quarter. These decreased fuel surcharge rates for the third quarter were due to lower jet and diesel fuel prices, as well as the reduction in the index on the air and ground surcharges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On a year-to-date basis, total domestic fuel surcharge revenue increased $49 million compared with 2011 primarily due to increased volume.
Operating Expenses
Adjusted operating expenses for the segment increased $115 million for the third quarter of 2012 compared with the same period of 2011 ($660 million year-to-date). This increase was primarily due to pick-up and delivery costs, which grew $134 million ($507 million year-to-date), as well as the cost of operating our domestic integrated air and ground network, which increased $54 million for the third quarter ($237 million year-to-date). The growth in pick-up and delivery and network costs was due largely to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 2.0%), an increase in driver hours (up 1.9%) and increased employee health care costs. These increases were partially offset by reductions in indirect operating costs of $75 million for the third quarter ($103 million year-to-date), largely due to reductions in the expense for management incentive awards.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting efficiency. Improved delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume at a faster rate than the increase in average daily direct labor hours (up 1.6%), aircraft block hours (up 1.2%) and miles driven (up 1.4%) in the third quarter of 2012 compared with the same period of 2011, resulting in a reduction in the total cost per piece of 0.3% (0.1% year-to-date).
Operating Profit and Margin
The 2.0% decline in adjusted operating profit for the third quarter of 2012 was largely due to having one less operating day compared with the same period of 2011. Overall volume growth allowed us to better leverage our transportation network, resulting in productivity improvements and better pick-up and delivery density, which favorably impacted our operating margins; however, these trends were largely offset by the impact of fuel as well as changes in customer and product mix, which combined to pressure our revenue per piece. Because of the increase in fuel prices during the third quarter, operating profit was negatively impacted by approximately $60 million in the third quarter from the two month time lag between the fuel price changes and when the monthly surcharge rates are applied to package shipments. This was a reversal of the fuel impact we had experienced in the second quarter of 2012.
These factors drove a 50 basis point reduction in our adjusted operating margin in the third quarter of 2012, compared with the same period of 2011, resulting in the 2.0% decline in adjusted operating profit. On a year-to-date basis, however, adjusted operating margin increased 50 basis points in 2012 compared with 2011, as the impact of fuel and operating days was lessened. This resulted in a solid 7.4% increase in adjusted operating profit in the year-to-date period of 2012, compared with the corresponding period of 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
Average Daily Package Volume (in thousands):
Domestic	1,386	1,424	(2.7)%	1,385	1,407	(1.6)%
Export	930	919	1.2%	932	910	2.4%
Total Avg. Daily Package Volume	2,316	2,343	(1.2)%	2,317	2,317	—%
Average Revenue Per Piece:
Domestic	$6.87	$7.24	(5.1)%	$7.01	$7.26	(3.4)%
Export	37.46	38.27	(2.1)%	37.31	38.34	(2.7)%
Total Avg. Revenue Per Piece	$19.16	$19.41	(1.3)%	$19.20	$19.46	(1.3)%
Operating Days in Period	63	64		191	192
Revenue (in millions):
Domestic	$600	$660	(9.1)%	$1,855	$1,961	(5.4)%
Export	2,195	2,251	(2.5)%	6,642	6,698	(0.8)%
Cargo	148	146	1.4%	426	437	(2.5)%
Total Revenue	$2,943	$3,057	(3.7)%	$8,923	$9,096	(1.9)%
Operating Expenses (in millions)	$2,494	$2,640	(5.5)%	$7,612	$7,721	(1.4)%
Operating Profit (in millions)	$449	$417	7.7%	$1,311	$1,375	(4.7)%
Operating Margin	15.3%	13.6%		14.7%	15.1%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$
Revenue			$(95)			$(255)
Operating Expenses			104			249
Operating Profit			$9			$(6)
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2012 compared with the corresponding periods of 2011:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2012 vs. 2011	(2.7)%	3.5%	(1.4)%	(3.1)%	(3.7)%
Year-to-date 2012 vs. 2011	(0.5)%	1.3%	0.1%	(2.8)%	(1.9)%
Volume
Our overall average daily volume declined in the third quarter of 2012 compared with the corresponding period of 2011 (flat year-to-date), as the worldwide economic slowdown impacted the international small package market.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Export volume increased in the third quarter and year-to-date periods of 2012 compared to the corresponding periods of 2011, as more regional sourcing by customers led to solid growth in intra-regional shipments in all areas of the world. This growth in intra-regional shipments was largely offset by declines in volume for several important transcontinental trade lanes in the third quarter and year-to-date periods of 2012. U.S. export volume declined, particularly exports from the U.S. to Europe, as economic weakness within the European Union in the third quarter and year-to-date periods of 2012 negatively impacted our volume; however, Asian export volume increased to all other regions, including the key Asia to U.S. trade lane, and was favorably impacted by new product launches from several customers. Overall export volume continued to shift towards our less premium products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express, primarily as a result of economic pressures on our customers internationally.
Domestic volume decreased during the third quarter and year-to-date periods of 2012 compared to the same periods in 2011, and was negatively impacted by economic weakness across Europe; however, this was partially offset by domestic volume growth in the U.K., Mexico and Canada.
Rates and Product Mix
Total average revenue per piece increased 2.0% for the third quarter of 2012 (2.0% year-to-date) on a currency-adjusted basis, and was impacted by base rate increases, as well as changes in product mix and fuel surcharge rates, which are discussed below.
Currency-adjusted export revenue per piece decreased 0.2% for the third quarter (0.5% year-to-date), as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates. Additionally, currency-adjusted export revenue per piece was adversely impacted by a shortening of average trade lanes, as we experienced greater volume growth among our lower-yielding Transborder and Trade Direct products relative to our higher-yielding transcontinental volume.
Currency-adjusted domestic revenue per piece increased 3.0% for third quarter (3.7% year-to-date), largely due to base rate increases.
On January 2, 2012, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Fuel Surcharges
On January 2, 2012, in connection with our base rate increases, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $43 million for the third quarter of 2012 when compared with 2011, primarily due to lower package volume and reduced fuel surcharge rates caused by declining fuel prices.
On a year-to-date basis, fuel surcharge revenue increased by $7 million in 2012 compared to 2011, due to a year-to-date increase in international air volume.
Operating Expenses
Overall operating expenses for the segment decreased $146 million for the third quarter of 2012 compared with the same period in 2011 ($109 million year-to-date). The largest components of this decrease relate to the cost of pick-up and delivery, which decreased $71 million for the third quarter ($69 million year-to-date), and the cost of operating our international integrated air and ground network, which decreased $73 million for the third quarter ($96 million year-to-date). The declines in these costs were primarily as a result of lower fuel prices, decreased package volume and the impact of currency exchange rate movements. Additionally, network costs were reduced due to a 5.3% reduction in aircraft block hours resulting from ongoing modifications to our air network.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Partially offsetting these cost reductions was an increase in indirect operating costs, which increased $14 million for the third quarter of 2012 compared with the corresponding period of 2011 ($81 million year-to-date). This increase was impacted by our investment in enhanced security screening for our international locations and expenses associated with business acquisition activities, including our proposed acquisition of TNT Express N.V. as well as the February 2012 acquisition of Kiala S.A.
Excluding the impact of currency exchange rate changes, the total cost per piece for the segment increased 1.1% for the third quarter (2.4% year-to-date).
Operating Profit and Margin
The operating margin increased 170 basis points in the third quarter of 2012 compared with the same period of 2011, as benefits derived from air network adjustments and cost containment programs more than offset the adverse effects of international economic conditions and fuel price changes. The increase in operating margin resulted in a 7.7% increase in operating profit for the third quarter of 2012 compared with the corresponding period of 2011, despite the reduction in volume and revenue.
On a year-to-date basis, the operating margin declined 40 basis points in 2012 compared with 2011. This decline in operating margin was impacted by the year-to-date volume declines in the key Asia and U.S.-origin transcontinental trade lanes, as these routes have a larger cost infrastructure (relative to the remainder of the International Package segment) to support the air express volume in each region. Operating margin was also adversely impacted by the product mix change from our premium express products to our standard products. These factors combined to produce a 4.7% decline in operating profit for the year-to-date period of 2012 compared with 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
Freight LTL Statistics:
Revenue (in millions)	$621	$596	4.2%	$1,775	$1,734	2.4%
Revenue Per Hundredweight	$21.86	$21.53	1.5%	$22.00	$21.00	4.8%
Shipments (in thousands)	2,595	2,617	(0.8)%	7,646	7,803	(2.0)%
Shipments Per Day (in thousands)	41.2	40.9	0.7%	40.0	40.6	(1.5)%
Gross Weight Hauled (in millions of lbs)	2,838	2,769	2.5%	8,212	8,258	(0.6)%
Weight Per Shipment (in lbs)	1,094	1,058	3.4%	1,074	1,058	1.5%
Operating Days in Period	63	64		191	192
Revenue (in millions):
Forwarding and Logistics	$1,445	$1,552	(6.9)%	$4,354	$4,520	(3.7)%
Freight	691	667	3.6%	1,969	1,931	2.0%
Other	131	123	6.5%	387	345	12.2%
Total Revenue	$2,267	$2,342	(3.2)%	$6,710	$6,796	(1.3)%
Operating Expenses (in millions):
Operating Expenses	$2,079	$2,139	(2.8)%	$6,154	$6,211	(0.9)%
Gain (Loss) on Real Estate Transactions	—	—		—	48
Adjusted Operating Expenses	$2,079	$2,139	(2.8)%	$6,154	$6,259	(1.7)%
Operating Profit (in millions) and Margin:
Operating Profit	$188	$203	(7.4)%	$556	$585	(5.0)%
Adjusted Operating Profit	$188	$203	(7.4)%	$556	$537	3.5%
Operating Margin	8.3%	8.7%		8.3%	8.6%
Adjusted Operating Margin	8.3%	8.7%		8.3%	7.9%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(44)			$(96)
Operating Expenses			43			92
Operating Profit			$(1)			$(4)
___________________

*	Amount represents the change compared to the prior year.
Revenue
Forwarding and logistics revenue decreased $107 million in the third quarter of 2012 ($166 million year-to-date) compared with the corresponding period in 2011. Forwarding revenue decreased in the third quarter and year-to-date periods of 2012, primarily due to lower rates in our air forwarding business and the adverse impact of foreign currency exchange rates; however, this was partially offset by improved tonnage in both our air and ocean forwarding businesses. The reduction in rates in the air forwarding business was largely due to industry overcapacity in key trades lanes, particularly the Asia-outbound market. In our logistics products, revenue increased in the third quarter and year-to-date periods of 2012 as we experienced solid growth in our mail services and healthcare solutions. The improved revenue in our health care solutions business was driven by organic growth as well as the December 2011 acquisition of Pieffe Group.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight revenue increased $24 million for the third quarter, driven by an increase in LTL revenue per hundredweight and in average daily LTL shipments; however, these factors were partially offset by having one less operating day in the third quarter of 2012 compared with the prior year period. The increase in LTL revenue per hundredweight was largely due to our focus on yield management and profitable revenue growth, as well as a general rate increase averaging 5.9% that took effect on July 16, 2012, covering non-contractual shipments in the United States, Canada and Mexico. On a year-to-date basis, freight revenue increased $38 million in 2012 compared with 2011, as the increase in LTL revenue per hundredweight more than offset the decline in average daily LTL shipments and the impact of one less operating day. The year-to-date decline in average daily LTL shipments was impacted by increased competitiveness in the LTL market and the slowdown in the U.S. economy. Fuel surcharge revenue increased by $2 million for the third quarter of 2012 compared with the corresponding period of the prior year ($8 million year-to-date), due to changes in diesel fuel prices and overall LTL shipment volume.
The other businesses within Supply Chain & Freight increased revenue by $8 million for the quarter ($42 million year-to-date), primarily due to growth at The UPS Store, UPS Customer Solutions and our contract to provide domestic air transportation services for the U.S. Postal Service.
Operating Expenses
Forwarding and logistics adjusted operating expenses decreased $86 million for the third quarter of 2012 compared with the same period of 2011 ($158 million year-to-date), due to several factors. Purchased transportation expense fell by $65 million in the third quarter ($126 million year-to-date), primarily due to lower rates charged to us by third-party transportation carriers. Compensation and benefits expense declined by $6 million in the third quarter ($26 million year-to-date), largely due to reduced payroll and lower pension costs. Operating expenses in the year-to-date period of 2012 were also reduced by a $9 million gain realized upon the sale of an operating facility.
Freight adjusted operating expenses increased $14 million in the third quarter of 2012 ($18 million year-to-date), while the total cost per LTL shipment increased 3.5% for the third quarter and year-to-date periods. The largest component of this increase related to the cost of operating our linehaul network, which grew by $15 million for the third quarter ($22 million year-to-date), as a result of a 4.1% average daily tonnage increase, coupled with wage and purchased transportation increases. Rising diesel fuel prices increased the fuel expense for our fleet, as well as increased the fuel surcharge rates passed to us from third-party transportation carriers. These factors were, however, partially offset by productivity improvements. Our truckload division experienced a $2 million reduction in costs for the third quarter ($10 million year-to-date) associated with reduced volume, which was impacted by the loss of lower-margin customers.
Adjusted operating expenses for the other businesses within Supply Chain & Freight increased $12 million in the third quarter of 2012 compared with 2011 ($35 million year-to-date).
Operating Profit and Margin
Adjusted operating profit for the forwarding and logistics unit decreased by $21 million in the third quarter of 2012 compared to the same period in 2011 ($8 million year-to-date). This decrease was primarily due to reduced profitability in our international air forwarding business, as European economic uncertainty, continued weakness in China and a slowing U.S. economy all contributed to a reduction in overall air freight market demand. This lower demand pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a compression in our operating margin. Operating profit for our logistics business declined in the third quarter and year-to-date periods of 2012 compared with the corresponding periods of 2011, largely due to increased expense for our self-insurance casualty programs resulting from actuarial reserve adjustments that occurred during the third quarters of 2012 and 2011.
Adjusted operating profit for our freight unit increased $10 million in the third quarter of 2012 compared to the same period in 2011 ($20 million year-to-date), as gains in pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization, as well as improved yields, more than offset the overall decline in volume.
The combined adjusted operating profit for all of our other businesses in this segment decreased $4 million during the third quarter, primarily due to lower operating profit at The UPS Store and UPS Capital; however, on a year-to-date basis, operating profit for the other businesses in this segment increased $7 million in 2012 compared with 2011, largely due to growth from our contract to provide domestic air transportation services for the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
Operating Expenses (in millions):
Compensation and Benefits	$7,577	$6,647	14.0%	$21,159	$19,845	6.6%
Multiemployer Pension Plan Withdrawal Charge	(896)	—		(896)	—
Adjusted Compensation and Benefits	6,681	6,647	0.5%	20,263	19,845	2.1%
Repairs and Maintenance	306	324	(5.6)%	911	956	(4.7)%
Depreciation and Amortization	464	447	3.8%	1,382	1,331	3.8%
Purchased Transportation	1,743	1,796	(3.0)%	5,193	5,206	(0.2)%
Fuel	969	1,015	(4.5)%	3,008	2,980	0.9%
Other Occupancy	220	229	(3.9)%	670	715	(6.3)%
Other Expenses	1,026	1,042	(1.5)%	3,108	3,023	2.8%
Net Gain on Real Estate Transactions	—	—		—	33
Adjusted Other Expenses	1,026	1,042	(1.5)%	3,108	3,056	1.7%
Total Operating Expenses	$12,305	$11,500	7.0%	$35,431	$34,056	4.0%
Adjusted Total Operating Expenses	$11,409	$11,500	(0.8)%	34,535	$34,089	1.3%

			$			$
Currency Translation (Benefit) Cost			$(147)			$(341)
Compensation and Benefits
Adjusted benefits expense increased $42 million for the third quarter of 2012 compared with 2011 ($315 million year-to-date), primarily due to higher pension expense, increased health and welfare costs and changes in the expense associated with our self-insurance for worker’s compensation claims, as follows:

•
Adjusted pension expense increased $31 million for the third quarter of 2012 compared with 2011 ($149 million year-to-date), due to higher union contribution rates for multiemployer pension plans combined with increased service and interest costs for company-sponsored plans. The increase in service and interest costs for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•	Health and welfare costs increased $54 million for the third quarter of 2012 compared with 2011 ($107 million year-to-date), largely due to less favorable experience trends.

•
Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. The expense associated with our self-insurance programs for worker’s compensation claims decreased $33 million for the third quarter of 2012 compared with 2011, due to favorable actuarial expense adjustments as the frequency of claims was less than previously projected. On a year-to-date basis, an increase in total payroll costs, changes in state worker's compensation laws and an increase in the average severity of claims combined to produce a $39 million increase in expense in 2012 compared with 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Employee payroll costs decreased $8 million for the third quarter of 2012 compared with 2011, largely due to reductions in management incentive compensation. Union and other labor payroll decreased, primarily due to a 0.5% reduction in total union labor hours for the quarter, which was impacted by having one less operating day in 2012. This decrease was partially offset by the contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters. For the year-to-date period of 2012 compared with 2011, employee payroll costs increased $103 million, largely due to contractual union wage rate increases, as well as a 0.2% increase in total union labor hours; however, this was partially offset by a slight decline in management payroll costs due to a reduction in incentive compensation expense.
Repairs and Maintenance
The decrease in repairs and maintenance expense was largely due to lower aircraft maintenance costs, which decreased $15 million for the third quarter of 2012 compared with 2011 ($55 million year-to-date). This decrease resulted primarily from the conversion of an engine maintenance agreement with an outside vendor from a cost reimbursement approach to a fixed rate per flight hour. Additionally, aircraft maintenance expense declined due to a reduction in the number of scheduled maintenance checks for our Airbus A300, Boeing 757 and Boeing MD-11 aircraft.
Depreciation and Amortization
The increase in depreciation and amortization expense was primarily the result of an increase in depreciation expense on vehicles of $11 million for the third quarter of 2012 compared with 2011 ($42 million year-to-date), primarily resulting from the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic package operations.
Purchased Transportation
The decrease in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the third quarter of 2012 compared with 2011 was impacted by several factors. In our international air freight forwarding business, lower rates charged to us by third-party air carriers resulted in a $55 million decline in expense for the third quarter of 2012 compared with 2011. Lower volume in our international package business allowed us to reduce the use of third-party carriers in the third quarter of 2012, which resulted in a $20 million decrease in expense. Additionally, the impact of currency exchange rate fluctuations resulted in a $12 million decline in expense when comparing the third quarter of 2012 with the corresponding period of 2011. These factors were partially offset by a $30 million increase in expense for the quarter due to higher fees paid to the U.S. Postal Service associated with the strong volume growth in our SurePost product.
The decrease in purchased transportation expense for the year-to-date period of 2012 compared with 2011 was primarily due to lower rates charged to us by third-party air carriers in our international freight forwarding business ($113 million reduction in expense) and the impact of currency exchange rate fluctuations ($51 million reduction in expense). These factors were largely offset by higher fees paid to the U.S. Postal Service related to our SurePost product ($90 million increase in expense), increased expense associated with our use of rail carriers ($14 million increase in expense) and increased volume in our DirectShip product ($32 million increase in expense).
Fuel
The decrease in fuel expense for the third quarter of 2012 compared with the same period of 2011 was primarily due to lower usage, which decreased expense by $29 million, as well as a decline in fuel prices for jet-A fuel and diesel, which decreased expense by $17 million. The year-to-date fuel expense increase was largely due to higher fuel prices in 2012 compared with 2011, which increased expense by $81 million; however, this was partially offset by lower usage of fuel products, which decreased expense by $53 million.
Other Occupancy
Other occupancy expense decreased in the third quarter and year-to-date periods of 2012, compared with the corresponding periods of 2011, primarily due to reductions in personal property and real estate taxes combined with a decrease in utilities expense. The relatively warm winter in the United States, combined with lower natural gas prices, helped to reduce heating and snow removal costs in our facilities during the early months of 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
The decrease in adjusted other expenses for the third quarter of 2012 compared with 2011 was largely due to a reduction in foreign currency remeasurement losses and package claims expense. These decreases were partially offset by expenses incurred in 2012 related to the proposed TNT Express N.V. acquisition, as well as increased expense related to transportation equipment rentals and auto liability insurance.
Year-to-date 2012 adjusted other expenses increased, compared with 2011, primarily due to an increase in transportation equipment rentals, bad debt expense and auto liability insurance, as well as expenses incurred in 2012 related to the proposed TNT Express N.V. acquisition. These increases were partially offset by a reduction in employee relocation expenses and a decline in package claims expense. Additionally, year-to-date 2012 adjusted other expenses were reduced by a $9 million gain on the sale of a distribution facility in our Supply Chain & Freight segment.

Investment Income and Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
(in millions)
Investment Income	$6	$16	(62.5)%	$18	$36	(50.0)%
Interest Expense	$(98)	$(84)	16.7%	$(284)	$(252)	12.7%
Investment Income
The decrease in investment income for the third quarter of 2012 compared with the same period of 2011 was primarily caused by a $4 million decline in fair value adjustments ($12 million year-to-date) and an $8 million decline in realized gains on sales of investments ($20 million year-to-date). These declines were partially offset by an increase in interest income, largely due to having a higher average balance of interest-earning cash and investments in our portfolio in the third quarter and year-to-date periods of 2012 compared with the corresponding periods of 2011.
Interest Expense
Interest expense increased in the third quarter and year-to-date periods of 2012 compared to 2011, largely due to a higher average balance of debt outstanding, as well as a higher effective interest rate incurred on our debt. The higher effective interest rate largely resulted from two factors: (1) having a greater proportion of fixed-rate debt outstanding relative to lower-yielding variable rate debt and (2) an increase in the interest rate indices underlying our variable-rate debt and swaps in 2012. Additionally, interest expense increased in the third quarter and year-to-date periods of 2012 compared with 2011 due to unfavorable fair value adjustments on interest rate swaps that have not been designated as hedges.
Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	%	2012	2011	%
(in millions)
Income Tax Expense	$205	$526	(61.0)%	$1,304	$1,588	(17.9)%
Multiemployer Pension Plan Withdrawal Charge	337	—		337
Gain (Loss) on Real Estate Transactions	—	—		—	(13)
Adjusted Income Tax Expense	$542	$526	3.0%	$1,641	$1,575	4.2%
Effective Tax Rate	30.4%	32.9%		33.8%	34.0%
Adjusted Effective Tax Rate	34.5%	32.9%		34.5%	34.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our adjusted effective tax rate in the third quarter and year-to-date periods of 2012, compared with 2011, increased primarily due to the expiration of certain U.S. tax credit provisions at the end of 2011, and a decrease in the relative benefit of other deductions and tax credits that do not increase in proportion to increases in pre-tax income. In addition, in the third quarter of 2011, we recorded the benefit of lowering the year-to-date adjusted effective tax rate in consideration of two other factors present at that time: (1) a higher proportion of total taxable income being earned in non-U.S. jurisdictions where statutory tax rates are lower than the U.S. federal jurisdiction and (2) favorable developments in certain U.S. state tax audit and litigation matters.
Adjusted income tax expense increased in the third quarter and year-to-date periods of 2012 compared to 2011 primarily due to higher pre-tax income and the factors described above.
Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Nine Months Ended September 30,
	2012	2011
Net income	$2,555	$3,079
Non-cash operating activities (a)	3,145	2,952
Pension and postretirement plan contributions (UPS-sponsored plans)	(864)	(1,397)
Income tax receivables and payables	272	269
Changes in working capital and other noncurrent assets and liabilities	79	481
Other sources (uses) of cash from operating activities	(84)	(22)
Net cash from operating activities	$5,103	$5,362
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Operating cash flow was negatively impacted in 2012, compared with 2011, by changes in our working capital position. Changes in working capital were largely a result of the timing of salary and wages payable and related tax withholdings, as a portion of the management incentive compensation award for 2011 was not paid until the first quarter of 2012 (due to a change in the structure of the program). Additionally, normal seasonal changes in accounts receivable, accounts payable, other current assets and liabilities, and other working capital needs provided a smaller benefit to our operating cash flow in 2012 as compared with 2011.
The adverse impact of working capital changes on our operating cash flow in 2012 compared with 2011 was partially offset by reduced pension and postretirement medical benefit plan contributions (net of the related tax benefits). Contributions to our company-sponsored pension and postretirement medical benefit plans have varied based primarily on whether any minimum funding requirements are present for the individual plans. The variance in contributions between 2012 and 2011 was largely due to the UPS IBT Pension Plan, to which we contributed $355 million in 2012 compared with $1.2 billion in 2011. The remaining contributions in both years were largely related to our international pension and U.S. postretirement medical plans. As discussed in Note 6 to the unaudited consolidated financial statements, we expect to contribute $31 million to our company-sponsored pension and U.S. postretirement medical benefit plans over the remainder of 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash used in investing activities	$(907)	$(2,116)

Capital Expenditures:
Buildings and facilities	$(350)	$(247)
Aircraft and parts	(499)	(569)
Vehicles	(440)	(463)
Information technology	(314)	(278)
	$(1,603)	$(1,557)

Capital Expenditures as a % of Revenue	4.1%	4.0%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$61	$29
Net decrease in finance receivables	$56	$128
Net sales (purchases) of marketable securities	$645	$(473)
Cash paid for business acquisitions	$(100)	$—
Other sources (uses) of cash for investing activities	$34	$(243)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on aircraft is primarily related to contract deposits on open aircraft orders, and final payments associated with the delivery of seven Boeing 767-300s in 2012 and the delivery of two Boeing 747-400s and five Boeing 767-300s in 2011. Capital spending on buildings and facilities and information technology increased in 2012 compared with 2011, largely due to our Cologne hub expansion in Germany as well as various technology deployments. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions.
The net decrease in finance receivables was primarily due to loan sales in our business credit and asset-based lending portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions was related to our acquisition of Kiala S.A., which closed in the first quarter of 2012. Other investing activities include the cash settlement of derivative contracts used in our currency hedging programs and the timing of aircraft purchase contract deposits on our Boeing 767-300 aircraft order.
On March 19, 2012, we announced an agreement to purchase TNT Express N.V. ("TNT Express") for €9.50 per ordinary share. The offer values the issued and outstanding share capital of TNT Express at €5.16 billion (approximately $6.67 billion at the September 30, 2012 exchange rate). We currently anticipate that the acquisition will be completed in early 2013 and intend to finance the offer by utilizing a combination of available cash and debt backed by existing credit facilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Provided by Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) financing activities	$1,067	$(2,484)
Share Repurchases:
Cash expended for shares repurchased	$(1,402)	$(2,173)
Number of shares repurchased	(18.5)	(31.7)
Shares outstanding at period end	952	966
Percent reduction in shares outstanding	(1.1)%	(2.5)%
Dividends:
Dividends declared per share	$1.71	$1.56
Cash expended for dividend payments	$(1,600)	$(1,500)
Borrowings:
Net borrowings of debt principal	$3,808	$1,207
Other Financing Activities:
Cash received for common stock issuances	$253	$220
Other sources (uses) of cash for financing activities	$8	$(238)
Capitalization (as of September 30 each year):
Total debt outstanding at period end	$15,007	$12,402
Total shareowners’ equity at period end	7,614	7,869
Total capitalization	$22,621	$20,271
Debt to Total Capitalization %	66.3%	61.2%
We repurchased a total of 18.5 million shares of class A and class B common stock for $1.392 billion during the year-to-date 2012 period, and 31.7 million shares for $2.190 billion for the year-to-date 2011 period ($1,402 billion and $2,173 billion in repurchases for 2012 and 2011, respectively, are reported on the cash flow statement due to the timing of settlements). On May 3, 2012, the Board of Directors approved a new share repurchase authorization of $5.0 billion, which replaces an authorization previously announced in 2008. The new share repurchase authorization has no expiration date, and as of September 30, 2012, we had $4.216 billion of this share repurchase authorization remaining. We anticipate repurchasing approximately $1.5 billion in shares for all of 2012.
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
Issuances of debt in 2012 consisted primarily of commercial paper and an offering of $1.75 billion of senior notes (discussed further below), while the issuances of debt in 2011 consisted primarily of commercial paper. Repayments of debt in 2012 and 2011 consisted primarily of scheduled principal payments on capitalized lease obligations, paydowns of commercial paper and the early redemption of certain floating rate notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In September 2012, we completed an offering of $1.75 billion in senior notes, consisting of $375 million of 1.125% notes due October 2017, $1.0 billion of 2.45% notes due October 2022, and $375 million of 3.625% notes due October 2042. These notes pay interest semiannually. We may redeem all or any portions of the notes at any time by paying the greater of the principal amount plus accrued interest, or the sum of the present values of remaining scheduled payments of principal and interest discounted to the redemption date at an applicable Treasury rate plus 10 basis points for the 1.125% notes and 15 basis points for the 2.45% and 3.625% notes (plus in each case, accrued interest to the date of redemption). After pricing and underwriting discounts, we received a total of $1.734 billion in cash proceeds from the offering. The proceeds from this offering will be used for the principal repayment of the $1.75 billion 4.5% senior notes due January 15, 2013.
The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, and tax withholdings on vested employee stock awards.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.075 billion outstanding under this program as of September 30, 2012, with an average interest rate of 0.08%. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. As of September 30, 2012, there were no amounts outstanding under this program.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2012.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2012.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a negative outlook from both Moody’s and Standard & Poor’s.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2012 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2012, 10% of net tangible assets was equivalent to $2.599 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of September 30, 2012, our net worth, as defined, was equivalent to $10.458 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2012 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In Morgate, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from whatever remaining aspects of this case proceeds including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
In Canada, three purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The motion to authorize the Québec litigation as a class action was dismissed by the trial judge in October 2012; there may be an appeal. We have denied all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. We intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint, with leave to amend, and the scope of the plaintiffs' claims is therefore unclear; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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
Multiemployer Benefit Plans
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
In the third quarter of 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflects a decision by the NETTI Fund's trustees to restructure the NETTI Fund through plan amendments to utilize a "two pool approach", which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the NETTI Fund of which it had historically been a participant, and reenter the NETTI Fund's newly-established pool as a new employer.
Upon ratification of the agreement by the Teamsters in September 2012, we withdrew from the original pool of the NETTI Fund and incurred an undiscounted withdrawal liability of $2.162 billion to be paid in equal monthly installments over 50 years. The undiscounted withdrawal liability was calculated by independent actuaries employed by the NETTI Fund, in accordance with the governing plan documents and the applicable requirements of the Employee Retirement Income Security Act of 1974. In the third quarter of 2012, we recorded a charge to expense to establish an $896 million withdrawal liability on our balance sheet, which represents the present value of the $2.162 billion future payment obligation discounted at a 4.25% interest rate. This discount rate represents the estimated credit-adjusted market rate of interest at which we could obtain financing of a similar maturity and seniority.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As part of this agreement, we believe that UPS, the NETTI Fund and our affected employees have obtained several benefits, including:

•
The old pool of the NETTI Fund has historically had, and would likely continue to have, funding challenges; this represented a risk to UPS of having to face higher future contribution requirements, as well as a risk to the security of the pension benefits of those UPS employees who participate in the NETTI Fund. The 50 year fixed payment obligation should improve the funded status of the NETTI Fund over time, while reducing the risk to UPS of significantly higher future contribution requirements.

•
The newly-established pool provides better protections for new participating employers. This pool uses a direct-attribution methodology for calculating any potential future withdrawal liabilities, which reduces our exposure to the liabilities of other participating employers. Additionally, this pool contains provisions designed to maintain a fully-funded status, including automatic benefit reductions and/or increased employee contributions in the event of an underfunded situation occurring.

•
As part of the agreement, we were able to freeze our hourly pension contribution rate to the newly-established pool of the NETTI Fund for a period of 10 years, which provides cash flow visibility for both UPS and the NETTI Fund.

The $896 million charge to expense recorded in the third quarter of 2012 is included in "compensation and benefits expense" in the consolidated statement of income, while the corresponding withdrawal liability is included in "other non-current liabilities" on the consolidated balance sheet. We will impute interest on the withdrawal liability using the 4.25% discount rate, while the monthly payments made to the NETTI Fund will reduce the remaining balance of the withdrawal liability.
Our status in the newly-established pool of the NETTI Fund is accounted for as the participation in a new multiemployer pension plan, and therefore we will recognize expense based on the contractually-required contribution for each period, and we will recognize a liability for any contributions due and unpaid at the end of a reporting period.
Rate Adjustments
In June 2012, our UPS Freight unit announced a general rate increase averaging 5.9%, covering non-contractual shipments in the United States, Canada and Mexico. The rate adjustment took effect on July 16, 2012, and applies to minimum charge, LTL rates and accessorial charges.
Tax Matters
We received an IRS Revenue Agent Report (RAR) covering excise taxes for tax years 2003 through 2007 in June 2011. The excise tax RAR proposed two alternate theories for asserting additional excise tax on transportation of property by air. We disagree with these proposed excise tax theories and related adjustments.
We believe that these theories are not based on a reasonable interpretation of the applicable law, are inconsistent with our historical operating structure, and are in direct conflict with previously issued guidance to UPS from the IRS National Office. We filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
We believe the likelihood that these theories will ultimately be sustained is remote.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Further, we have asserted that if the current excise tax theories are sustained, UPS will be entitled to correlative income tax refunds for the 1999 through 2007 tax years. Accordingly, we have filed protective income tax refund claims for amounts significantly greater than the proposed excise tax assessments. The IRS has not completed its audit or made any claims with respect to any tax year after 2007, nor have we filed protective income tax refund claims for those tax years. However, the income tax refund claims for those tax years would also be significantly greater than the amount of any excise tax assessment proposed under similar theories.
Because we believe there is only a remote likelihood that the excise tax RAR theories will ultimately be sustained, we have concluded that the uncertain income tax positions associated with the protective refund claims based on the same theories do not currently meet the applicable standard for recognition of an income tax benefit. Accordingly, we have not accrued any income tax benefit of such claims in our financial statements or in the disclosures in Note 14.
In the third quarter of 2012, following the Appeals Opening Conference in July 2012, we had settlement discussions which we expect will lead to a complete resolution of all excise tax matters and correlative income tax refund claims for the 2003 through 2007 tax years within the next twelve months. At this time, we do not believe the ultimate resolution of these matters will have a material effect on our financial condition, results of operations, or liquidity.
In addition to the excise tax matters described above, we received an IRS Revenue Agent Report (RAR) covering income taxes for tax years 2005 through 2007 in June 2011. The income tax RAR proposed adjustments related to the value of acquired software and intangibles, research credit expenditures, and the amount of deductible costs associated with our Pound Sterling Notes exchange offer completed in May 2007. Receipt of the RAR represents only the conclusion of the examination process. We disagree with some of the proposed adjustments related to these matters. Therefore, we filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
We expect to begin discussions of these income tax matters with IRS Appeals within the next twelve months. It should be noted, however, that the ultimate resolution of these matters will result in a refund to UPS - even according to the adjustments proposed by the IRS.
At this time, we do not believe the ultimate resolution of these income tax matters will have a material effect on our financial condition, results of operations, or liquidity.
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
In July 2012, the FASB issued an Accounting Standards Update that added an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. The objective of this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by allowing an entity the option to make a qualitative evaluation about the likelihood of an intangible impairment to determine whether it should calculate the fair value of the asset. This accounting standards update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. We adopted this accounting standard update and applied its provisions to certain of our intangible assets for our annual impairment testing as of October 1, 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after September 30, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2012	December 31, 2011
Currency Derivatives	$(79)	$(19)
Interest Rate Derivatives	502	460
	$423	$441
Our market risks, hedging strategies and financial instrument positions at September 30, 2012 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. In 2012, we entered into several interest rate basis swaps, which effectively converted cash flows based on variable LIBOR-based interest rates to cash flows based on the prevailing federal funds interest rate. We also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first nine months of 2012. The remaining fair value changes between December 31, 2011 and September 30, 2012 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events, such as a credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At September 30, 2012, we held cash collateral of $128 million under these agreements.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) A summary of our repurchases of our class A and class B common stock during the third quarter of 2012 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2012	0.6	$78.88	0.5	$4,696
August 1 – August 31, 2012	1.2	71.00	1.1	4,615
September 1 – September 30, 2012	5.6	72.13	5.6	4,216
Total July 1 – September 30, 2012	7.4	$72.44	7.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Furnished electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 2, 2012	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)