Form 10-K
period 2012-12-31
UNITED PARCEL SERVICE INC
filed 2013-02-28
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15451
____________________________________

____________________________________
United Parcel Service, Inc.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 Glenlake Parkway, N.E. Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)
(404) 828-6000
(Registrant’s telephone number, including area code)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class B common stock, par value $.01 per share	New York Stock Exchange
____________________________________
Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, par value $.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $57,146,565,574 as of June 30, 2012. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of January 31, 2013, there were 223,092,434 outstanding shares of class A common stock and 730,357,508 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 2, 2013 are incorporated by reference into Part III of this report.

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

Overview
United Parcel Service, Inc. (“UPS”) was founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, UPS is the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry and the premier provider of global supply chain management solutions. We deliver packages each business day for 1.1 million shipping customers to 7.7 million consignees in over 220 countries and territories. In 2012, we delivered an average of 16.3 million pieces per day worldwide, or a total of 4.1 billion packages. Total revenue in 2012 was $54.1 billion.
We are a global leader in logistics, and we create value for our customers through solutions that lower costs, improve service and provide highly customizable supply chain control and visibility. Customers are attracted to our broad set of services that are delivered as promised through our integrated ground, air and ocean global network.
Our services and integrated network allow shippers to simplify their supply chains by using fewer carriers, and to adapt their transportation requirements and expenditures as their businesses evolve. Across our service portfolio, we also provide control and visibility of customers’ inventories and supply chains via our UPS technology platform. The information flow from UPS technology drives improvements for our customers, as well as for UPS, in reliability, flexibility, productivity and efficiency.
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
We serve the global market for logistics services, which include transportation, distribution, forwarding, ground, ocean and air freight, brokerage and financing. Our technology seamlessly binds our service portfolio. We have three reportable segments: U.S. Domestic Package, International Package and Supply Chain & Freight, all of which are described below. For financial information concerning our reportable segments and geographic regions, refer to note 11 of our consolidated financial statements.

Business Strategy
Customers leverage our broad array of services; balanced global presence in North America, Europe, Asia and Latin America; reliability; industry-leading technology; and solutions expertise for competitive advantage in markets where they choose to compete. We prudently invest to expand our integrated global network and our service portfolio. Technology investments create user-friendly shipping, e-commerce, logistics management and visibility tools for our customers, while supporting UPS’s ongoing efforts to increase operational efficiencies.
Our service portfolio and investments are rewarded with among the best returns on invested capital and operating margins in the industry. We have a long history of sound financial management. Our balance sheet reflects financial strength that few companies can match. As of December 31, 2012, we had a balance of cash and marketable securities of approximately $7.924 billion and shareowners’ equity of $4.733 billion. Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively, and our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We have a negative outlook from Standard & Poor's and a stable outlook from Moody's. Cash generation is a significant strength of UPS. This gives us strong capacity to service our obligations and allows for distributions to shareowners, reinvestment in our businesses and the pursuit of growth opportunities.
We enable and are the beneficiaries of the following trends:
Expansion of Global Trade
Transcontinental and trade across borders is predicted to grow at rates that are in excess of the growth rates of U.S. and global domestic production for the foreseeable future. As a result, U.S. and international economies are becoming more inter-connected and dependent on foreign trade.
UPS plays an important role in global trade and is uniquely positioned to take advantage of trade growth, wherever it occurs. Our balanced global presence and productivity enhancing technologies allow customers to easily expand to new markets. We advocate the expansion of free trade, including the passage of regional trade pacts and the removal of trade barriers. Free trade is a catalyst for job creation, economic growth and improved living standards; additionally, it propels our growth.
Emerging Market Growth
As our current and prospective customers look to emerging markets for expansion, we make long-term, measured investments in markets where our customers choose to grow. Our investments are scaled to the local opportunity. We typically follow a pattern of entering a market through the introduction of import and export services, expanding domestically with a partner or alliance, and then ultimately acquiring domestic operations where we see value and return. China is a prime example of this strategy as we continue to clear hurdles that will enable us to realize this vision. Our two key air hubs in Shanghai and Shenzhen support market expansion through increased cargo capacity and faster intra-Asia transit times, while enabling our customers to ship later in the day. Linkage between Asia and Europe is provided via flights between Hong Kong and our recently expanded air hub in Cologne, Germany.
Taken together, these two trends (expanding global trade and emerging market growth) underscore why our international business is a catalyst for UPS’s growth.
Increasing need for segment expertise in the integrated carrier space
We provide repeatable, scalable sector solutions for our customers. We invest in global capabilities and create value propositions for certain industries where there is a fit between our customers’ needs and our offerings. Segments where we bring unique value propositions include health care, high-tech, automotive & industrial manufacturing, retail, government and professional, and consumer services.
The health care industry faces complex challenges, including the continuing expiration of drug patents and the shifting landscape of regulatory requirements and drug pricing controls that differ by country. To counter these threats, many pharmaceutical companies have embarked on global expansion strategies that require infrastructure. UPS has aligned our resources to serve these needs through a well-developed supply chain management capability that is designed to satisfy regulatory and compliance requirements. Over the past 18 months, we opened 12 new dedicated health care facilities on four continents. We also expanded our health care network in China, India, Australia and Brazil and are in the process of expanding five existing North American facilities. In total, we currently operate nearly 6 million square feet of dedicated health care distribution space across an integrated network of 37 facilities. These facilities allow us to provide reliable, secure, cost-effective warehousing and distribution for pharmaceutical firms’ supply chains, which, in turn, allow them to easily navigate across and within borders.

We also continue to invest in health care focused transportation solutions, such as UPS Temperature True. UPS Temperature True is an air freight solution specifically designed to safeguard temperature-sensitive shipments using a portfolio of specialized containers with passive, semi-active, or active refrigeration. This service provides door-to-door transportation of sensitive products in accordance with precise, measurable operating procedures. In 2012, UPS added 400 new UPS Temperature True international trade lanes. We also launched UPS Temperature True Small Package to provide optimized packaging solutions to ensure product integrity for customers with smaller format shipments of environmentally-sensitive products.
We will continue to expand our sector offerings, growing not only our physical and market footprint, but also our expertise and technology to support industry-specific needs. Our growth strategy is to increase the number of customers benefiting from these sector solutions and gain their associated small package and freight transportation.
Outsourcing
Outsourcing supply chain management is becoming more prevalent, as customers increasingly view professional management and operation of their supply chains as a strategic advantage. This trend enables companies to focus on what they do best. We can meet our customers’ needs for outsourced logistics with our global capabilities in customized forwarding, transportation, warehousing, distribution, delivery and post-sales services. As we move deeper into customers’ supply chains, we do so with a shared vision on how to best serve those who rely on our customers. We integrate our technology for efficiencies, visibility and control to ensure that we execute as promised.
Retail e-Commerce Growth
Throughout much of the world, e-commerce growth continues to outpace traditional lines of business. We continue to create new services, supported by UPS technology, that complement the traditional UPS premium home delivery service to address the needs of e-commerce shippers and receivers (“consignees”). Our offerings span a broad spectrum from cost-sensitive solutions such as SurePost, for shipments where economy takes precedence over speed, up to feature-rich solutions, such as our UPS My Choice service that provides consignees with revolutionary visibility and control of their inbound shipments.
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
Technology
Technology powers logistics. We bring industry-leading UPS technology to our customers who, in turn, realize increased productivity, greater control of their supply chains and improved customer experience when they integrate with our technology. Customers benefit through offerings such as:

•
UPS Quantum View, which can speed up the revenue cycle (i.e. faster transit times, coupled with confirmation of delivery, allow shippers to collect accounts receivable more quickly), allow for inbound volume planning, manage third-party shipping costs, automatically notify customers of incoming shipments, and of course, track shipments and let the customer react if a specific shipment status changes.

•	Flex Global View, which provides customs alerts, supplier key performance indicators and inventory monitoring.

•
UPS Paperless Invoice, which enables customers to submit a commercial invoice electronically when shipping internationally. This eliminates redundant data entry and errors, while reducing customs holds and paper waste.

•
UPS Import Control, which gives our customers the ability to initiate their import shipments, define billing terms and assign accounts to charge, and remove commercial invoices prior to delivery to a third-party.

•	UPS Mobile apps, which allow our customers to track, ship and find UPS locations from mobile devices, are among the top downloaded applications for businesses.

•
UPS My Choice, which focuses on the consignee and transforms the residential delivery experience. Receivers direct the timing and circumstances of their deliveries. This innovative service, which is unmatched in our industry, is powered by the complex integration of real-time route optimization and other technologies with our delivery network. We believe that UPS My Choice gives us a substantial lead over the competition.

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

Global Small Package
UPS’s global small package operations provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. We provide domestic delivery services within 56 countries and export services to more than 220 countries and territories around the world. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth as well as palletized shipments weighing greater than 150 pounds. All of our package services are supported by numerous shipping, visibility and billing technologies.
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
Upon request, we offer same-day pickup of air and ground packages. Based on their needs, customers can schedule pickups for one to five days a week. Additionally, we provide our customers with easy access to UPS, with over 154,000 domestic and international entry points including: 39,100 drop boxes; 2,100 customer centers; 4,700 independently owned and operated locations of The UPS Store worldwide; 6,700 Kiala locations; 12,400 authorized shipping outlets and commercial counters; 5,900 alliance locations; and 83,900 UPS drivers who can accept packages provided to them.
With the growth of online shopping, our customers’ needs for efficient and reliable returns have increased. To this end, we have developed a robust selection of returns services that are available in over 100 countries. Options vary based on customer needs and country, and range from cost-effective solutions such as UPS Returns, which simply enables shippers to provide their customers with a return shipping label, to services as specialized as UPS Returns Exchange. With this new service, the UPS driver simplifies product exchanges by delivering a replacement item and picking up a return item in the same stop, and assisting with the re-packaging process.
We operate one of the largest airlines in the world, with global operations centered at our Worldport hub in Louisville, Kentucky. Worldport sort capacity, currently at 416,000 packages per hour, has expanded over the years due to volume growth and a centralization effort. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China; Shenzhen, China; Taipei, Taiwan; Incheon, South Korea; Hong Kong; and Singapore. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, Florida.

In the U.S., Worldport is supported by our regional air hubs in Hartford, Connecticut; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. This network design allows for cost-effective package processing in our most technology-enabled facilities while enabling us to use fewer, larger and more fuel-efficient aircraft. Our U.S. ground fleet serves all business and residential zip codes in the contiguous U.S.
U.S. Domestic Package Reporting Segment
UPS is a leader in time-definite, money-back guaranteed, small package delivery services. We offer a full spectrum of U.S. domestic guaranteed ground and air package transportation services. Depending on the delivery speed needed, customers can select from a range of guaranteed time and day-definite delivery options.

•
Customers can select from same day, next day, two day and three day delivery alternatives. Many of these services offer options that enable customers to specify a time of day cut-off for their delivery (e.g. by 8:30, 10:30, noon, end of day, etc.).

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

•
In 2013, we introduced UPS Worldwide Express Freight for palletized shipments over 150 pounds from 37 points of origin to 41 points of destination. This service meets the needs of international customers who have palletized freight shipments that require the same speed and reliability as our international express package service. UPS Worldwide Express Freight leverages our unique combination of package and freight networks to provide industry leading transit times with a money-back guarantee.

•	For international shipments that do not require express services, UPS Worldwide Expedited offers a reliable, deferred, guaranteed day-definite service option.

•	For cross-border ground package delivery, we offer UPS Transborder Standard delivery services within Europe, between the U.S. and Canada and between the U.S. and Mexico.
Europe, our largest region outside of the U.S., accounts for roughly half of international revenue and is one of our growth engines. Factors contributing to this are the highly fragmented nature of the market and the fact that exports make up a significant part of Europe’s GDP. Given our well-known, trusted brand and distinctive integrated network, we believe there is continued strong potential for growth in small package exports in Germany, the U.K., France, Italy, Spain and the Netherlands. Due to our strong growth, we are expanding our main European air hub in Cologne by 70% to a capacity of 190,000 packages per hour. Expansion will come in stages; the first stage was completed in the fourth quarter of 2011, with the final stage targeted for 2013.
Asia is another growth engine due to attractive growth rates in intra-Asia trade and the dynamic Chinese economy. We are bringing faster time-in-transit to customers focused on intra-Asia trade, reducing transit days from Asia to Europe, and continuing to build our China presence. Our recent China investments include:

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

Additional International highlights include the following:

•	Since our 2009 acquisition of Unsped Paket Servisi San ve Ticaret A.S. in Turkey, we have seen strong export and domestic growth in that country.

•	In South and Central America, we benefit from the strong regional economy. Our offerings include express package delivery in major cities as well as distribution and forwarding.

•	We continue to grow our business organically in Mexico. We are well positioned with freight, domestic, international and distribution services.

•
In February 2012, we broadened our European business-to-consumer service portfolio by acquiring Kiala S.A., a Belgium-based developer of a platform that enables e-commerce retailers to offer consumers the option of having goods delivered to a convenient retail location.

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
Freight Forwarding
UPS is one of the largest U.S. domestic air freight carriers and among the top international air freight forwarders globally. UPS offers a portfolio of guaranteed and non-guaranteed global air freight services. Additionally, as one of the world’s leading non-vessel operating common carriers, UPS also provides ocean freight full-container load and less-than container load shipments between most major ports around the world.
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

•
Post Sales: Post Sales services support goods after they have been delivered or installed in the field. The four core service offerings within Post Sales include: (1) Critical Parts Fulfillment; (2) Reverse Logistics; (3) Test, Repair, and Refurbish; and (4) Network and Parts Planning. We leverage our global distribution network of 600+ field stocking locations to ensure that the right type and quantity of our customers’ stock is in the right locations to meet the needs of their end-customers. With this service, our customers are able to minimize spend and maximize service.

•
UPS Mail Innovations: UPS Mail Innovations offers an efficient, cost-effective method for sending lightweight parcels and flat mail to global addresses from the U.S. We pick up customers’ domestic and international mail, sort, post, manifest and then expedite the secured mail containers to the destination postal service for last-mile delivery.

UPS Freight
UPS Freight offers regional, inter-regional and long-haul less-than-truckload (“LTL”) services, as well as full truckload services, in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. UPS Freight provides reliable LTL service backed by a day-definite, on-time guarantee at no additional cost. Additionally, many user-friendly small package technology offerings are available for freight. Applications such as UPS WorldShip, Billing Center, and Quantum View allow customers to process and track LTL shipments, create electronic bills of lading and reconcile billing.
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
We pursue sustainable business practices worldwide through operational efficiency, fleet advances, facility engineering projects, and conservation-enabling technology and service offerings. We help our customers to do the same.
We worked with the non-profit organization Business for Social Responsibility ("BSR") to evaluate significant sustainability issues (Economic, Environmental and Social), and ranked each issue by importance based on multiple stakeholder feedback. We then worked with BSR to develop a materiality matrix by mapping the issues on a grid with two axes: “Importance to Stakeholder” and “Influence on Business Success”. The materiality matrix is now being used to aid in prioritizing our sustainability strategy. More information is available in the UPS Corporate Sustainability Report.
Sustainability highlights in 2012 include:

•	Rated 1st in Fortune Magazine’s 2012 “World’s Most Admired” for the Delivery Industry.

•	One of Corporate Responsibility’s “100 Best Corporate Citizens” and one of “The Best Corporate Citizens in Government Contracting”.

•	Recognized by Ethisphere Institute as one of the “World’s Most Ethical Companies”.

•
Named to Interbrands “Best Global Brands” for the 8th consecutive year. We ranked in the Top 100 in brand value around the world (#27) and were the only company in the transportation sector to make the list in 2012.

•	Recognized as a constituent of the Dow Jones Sustainability Index for the 11th consecutive year.

•	One of America’s Top Organizations for Multicultural Business Opportunities by DiversityBusiness.com.

•	Achieved a score of 99% in response to the Carbon Disclosure Project. Our Carbon Disclosure Leadership Index score tied one other company for the highest in the U.S.

•	Recognized by ClimateCounts.org as best company in the consumer shipping sector for the 4th consecutive year and was the second highest score overall globally.
More information is available on the UPS Sustainability website.

Community
We believe that strong communities are vital to the success of our company. By combining our philanthropy with the volunteer time and talents of our employees, UPS helps drive positive change for organizations and communities in need across the globe. The highlights of our corporate citizenship efforts in 2012 include:

•	Local non-profits around the world received more than 1.8 million hours of volunteer service from UPS employees participating in our Neighbor-to-Neighbor program.

•
The UPS Foundation, our charitable organization, oversaw $98 million in donations of cash and in-kind services to global causes primarily in four focus areas—community safety, environmental sustainability, diversity and volunteerism.

•
UPS employees, both active and retired, contributed $48 million to United Way last year which was matched by a corporate contribution of $7 million. During the 2012 campaign, employees (both active and retired) pledged an additional $51 million to United Way.

•
UPS continued to help save lives through our UPS Humanitarian Relief program by providing our logistics expertise and resources to aid the drought-stricken Sahel region of Africa and areas impacted by Hurricanes Isaac and Sandy.

•
Thousands of teenagers and novice drivers in the U.S., Canada, the U.K., and Germany participated in UPS Road Code. This safety program for new drivers features UPS employees as instructors – a role where they get to share driving knowledge and safety tips amassed over our 105-year history of safe driving.

Reputation
Great brands require connecting with customers. In working to develop these connections, we have once again received high accolades from independent brand evaluations. In 2012, we were pleased that UPS earned the top rating in our industry on Interbrand’s Best Global Brands and Millward Brown's BrandZ Most Valuable Global Brands. UPS also was named to industry-leading positions in Fortune Magazine’s Most Admired and Harris Interactive’s Reputation Quotient surveys.
Employees
The strength of our company is our people, working together with a common purpose. We had approximately 399,000 employees (excluding temporary seasonal employees) as of December 31, 2012, of which 323,000 are in the U.S. and 76,000 are located internationally. Our global workforce includes approximately 71,000 management employees (36% of whom are part-time) and 328,000 hourly employees (46% of whom are part-time).
As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable at the end of 2011.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,100 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.
The experience of our management team continues to be an organizational strength. Nearly 40% of our full-time managers have more than 20 years of service with UPS.
We believe that our relations with our employees are good. We periodically survey all our employees to determine their level of job satisfaction. Areas of concern receive management attention as we strive to keep UPS the employer-of-choice among our employees. We consistently receive numerous awards and wide recognition as an employer-of-choice, resulting in part from our emphasis on diversity and corporate citizenship.
Safety
Health and Safety is a value at UPS and an enduring belief that the wellbeing of our people, business partners, and the public is of utmost importance. We train our people to avoid injury to themselves and others in all aspects of their work. We do not tolerate unsafe work practices.
We use an all-encompassing Comprehensive Health and Safety Process ("CHSP") to prevent occupational illnesses, injuries, and auto crashes, as well as promote wellness through the development of workplace programs. The foundation of this process is our co-chaired employee and management health and safety committees. Together they conduct facility and equipment audits, perform work practice and behavior analysis, conduct training, and recommend work process and equipment changes.

The components of CHSP are:

•	Personal Value - Which is the foundation and forms the base of our safety and wellness culture.

•	Management Commitment and Employee Involvement - Where employees take an active role in their own safety as well as their fellow workers and are supported by management.

•
Work Site Analysis - Which includes injury and auto crash data analysis, behavior observations, and facility and equipment audits to identify gaps and develop solutions. Our operations managers are responsible for their employees' safety results. We investigate every injury and auto crash and develop prevention activities.

•	Hazard Prevention and Control - Where solutions are developed and documented to ensure identified risks have been mitigated.

•
Safety Education and Training - Employees who are healthy and well-trained in proper methods are more safe and efficient in performing their jobs. Our approach starts with training the trainer. All trainers are certified to ensure that they have the skills and motivation to effectively train new employees. All new employees receive safety training during orientation and in the work area. In addition, each new driver receives extensive classroom and online training as well as on-road training, followed by three safety training rides integrated into his or her training cycle.

Other components to ensure the safety of our fleet include:

•
Recognition - We have a well-defined safe driving honor plan to recognize our drivers when they achieve accident-free milestones. We have more than 6,400 drivers enshrined in our coveted Circle of Honor for drivers who have driven 25 years or more without an avoidable auto crash.

•
Preventive Maintenance - We have a comprehensive Preventive Maintenance Program to ensure the safety of our fleet. Our fleet is managed and monitored electronically to ensure that each vehicle is serviced at a specific time to prevent malfunction or breakdown.

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
Technology powers virtually every service we offer and every operation we perform. Our technology offerings are initiated by our customers’ needs. We offer a variety of online service options that enable our customers to integrate UPS functionality into their own businesses not only to conveniently send, manage and track their shipments, but also to provide their customers with better information services. We provide the infrastructure for an Internet presence that extends to tens of thousands of customers who have integrated UPS tools directly into their own web sites.

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
Brand Equity.    We have built a leading and trusted brand that stands for quality service, reliability and product innovation. The distinctive appearance of our vehicles and the professional courtesy of our drivers are major contributors to our brand equity.
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
Financial Strength.    Our balance sheet reflects financial strength that few companies can match. Our financial strength gives us the resources to achieve global scale; to invest in employee development, technology, transportation equipment and facilities; to pursue strategic opportunities that facilitate our growth; to service our obligations; and to return value to our shareowners in the form of dividends and share repurchases.
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
The FAA’s authority primarily relates to safety aspects of air transportation, including aircraft operating procedures, transportation of hazardous materials, record keeping standards and maintenance activities, and personnel. In 1988, the FAA granted us an operating certificate, which remains in effect so long as we meet the safety and operational requirements of the applicable FAA regulations. In addition, we are subject to non-U.S. government regulation of aviation rights involving non-U.S. jurisdictions, and non-U.S. customs regulation.
FAA regulations mandate an aircraft corrosion control program, along with aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2012 were not material. The future cost of repairs pursuant to these programs may fluctuate according to aircraft condition, age and the enactment of additional FAA regulatory requirements.

The TSA regulates various security aspects of air cargo transportation in a manner consistent with the TSA mission statement to “protect the Nation’s transportation systems to ensure freedom of movement for people and commerce.” UPS Airlines, and specified airport and off-airport locations, are regulated under TSA regulations applicable to the transportation of cargo in an air network. In addition, personnel, facilities and procedures involved in air cargo transportation must comply with TSA regulations.
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
Where You Can Find More Information
UPS maintains a website at www.ups.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website www.investors.ups.com as soon as reasonably practical after we electronically file or furnish the reports to the SEC. Also available on the Corporation’s website are the Company’s Corporate Governance Guidelines and Committee Charters. However, information on these websites is not incorporated by reference into this report or any other report filed with or furnished to the SEC.

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
Changes in our relationships with our significant customers, including the loss or reduction in business from one or more of them, could have an adverse impact on us.
Our top 20 customers account for less than 10% of our consolidated revenue. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of these large customers might account for a relatively significant portion of the growth in revenue in a particular quarter or year. These customers can drive the growth in revenue for particular services based on factors such as: new customer product launches; the seasonality associated with the fourth quarter Holiday season; business mergers and acquisitions; and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, it could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

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
We conduct business across the globe with a significant portion of our revenue derived from operations outside the United States. Our operations in international markets are affected by changes in the exchange rates for local currencies, and in particular the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar.
We are exposed to changes in interest rates, primarily on our short-term debt and that portion of our long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting our debt is discussed in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
We monitor and manage our exposures to changes in currency exchange rates and interest rates, and make limited use of derivative instruments to mitigate the impact of changes in these rates on our financial position and results of operations; however, changes in exchange rates and interest rates cannot always be predicted or hedged.
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
We require significant capital investments in our business consisting of aircraft, vehicles, technology, facilities and sorting and other types of equipment to support both our existing business and anticipated growth. Forecasting projected volume involves many factors which are subject to uncertainty, such as general economic trends, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could have excess capacity or insufficient capacity, either of which would negatively affect our revenues and profitability. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to adverse economic conditions; however, these adjustments may not be sufficient to allow us to maintain our operating margins in a weak economy.
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
Our regular review of the carrying value of our assets has resulted, from time to time, in significant impairments, and we may in the future be required to recognize additional impairment charges. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairments of our intangible, fixed or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets are shorter than we originally estimated. Such changes could reduce our net income.
Employee health and retiree health and pension benefit costs represent a significant expense to us.
With approximately 399,000 employees, including approximately 323,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation and the decreasing trend of discount rates in which we use to value our pension liabilities. Continued increasing health care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our pension plans.
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

Operating Facilities
We own our headquarters, which are located in Atlanta, Georgia and consist of about 745,000 square feet of office space on an office campus, and our UPS Supply Chain Solutions group’s headquarters, which are located in Alpharetta, Georgia, and consist of about 310,000 square feet of office space.
We also own our 29 principal U.S. package operating facilities, which have floor spaces that range from approximately 310,000 to 693,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,000 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.
We own or lease more than 800 facilities that support our international package operations and an additional 574 facilities that support our freight forwarding and logistics operations. Our freight forwarding and logistics operations maintain facilities with approximately 28.6 million square feet of floor space. We own and operate a logistics campus consisting of approximately 3.7 million square feet in Louisville, Kentucky.

UPS Freight operates 210 service centers with a total of 6 million square feet of floor space. UPS Freight owns 149 of these service centers, while the remainder are occupied under operating lease agreements. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 217,000 square feet of office space.
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

We also have regional air hubs in Hartford, Connecticut; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China; Shenzhen, China; Taipei, Taiwan; Incheon, South Korea; Hong Kong; and Singapore. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, Florida.
In 2011, we announced plans to significantly expand our European air hub in Cologne, Germany. The expansion project, due to be completed by the end of 2013, will equip the existing facility with additional state-of-the-art technology and will include a major extension to the existing building. This extension would be partially dedicated to processing larger freight shipments. Together these initiatives will significantly increase the hub’s package sorting capacity from today’s 112,000 to 190,000 packages per hour. The total cost of the expansion is estimated to be approximately $200 million.
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
In February 2010, we opened a new intra-Asia air hub at Shenzhen Bao'an International Airport in China. The Shenzhen facility replaced our intra-Asia air hub at Clark Air Force Base in the Philippines, and serves as our primary transit hub in Asia. The facility was built on a parcel of almost 1 million square feet, and has a sorting capacity of 18,000 packages per hour.
Our primary information technology operations are consolidated in a 443,600 square foot owned facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, New Jersey. We also own a 175,000 square foot facility located on a 25-acre site in Alpharetta, Georgia, which serves as a backup to the main information technology operations facility in New Jersey. This facility provides production functions and backup capacity in the event that a power outage or other disaster incapacitates the main data center. It also helps to meet our internal communication needs.
We believe that our facilities are adequate to support our current operations.

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2012:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 757-200F	75	—	—	—
Boeing 767-300ERF	51	—	8	—
Boeing MD-11F	38	—	—	—
Airbus A300-600F	53	—	—	—
Other	—	332	—	—
Total	230	332	8	—
We maintain an inventory of spare engines and parts for each aircraft.
All of the aircraft we own meet Stage IV federal noise regulations and can operate at airports that have aircraft noise restrictions.
During 2012, we took delivery of seven Boeing 767-300ERF aircraft. We have firm commitments to purchase eight Boeing 767-300ERF freighters to be delivered in 2013.

Vehicles
We operate a global ground fleet of approximately 101,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 32,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 31,000 containers used to transport cargo in our aircraft.

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
The following is a summary of our class B common stock price activity and dividend information for 2012 and 2011. Our class B common stock is listed on the New York Stock Exchange under the symbol “UPS”.

	High	Low	Close	Dividends Declared
2012:
First Quarter	$81.79	$72.15	$80.72	$0.57
Second Quarter	$80.97	$72.19	$78.76	$0.57
Third Quarter	$80.52	$71.18	$71.57	$0.57
Fourth Quarter	$76.20	$69.56	$73.73	$0.57
2011:
First Quarter	$76.99	$70.22	$74.32	$0.52
Second Quarter	$75.58	$68.14	$72.93	$0.52
Third Quarter	$75.79	$60.75	$63.15	$0.52
Fourth Quarter	$73.80	$61.27	$73.19	$0.52
As of February 6, 2013, there were 156,741 and 18,108 record holders of class A and class B common stock, respectively.
The policy of our Board of Directors is to declare dividends out of current earnings. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.
On February 14, 2013, our Board declared a dividend of $0.62 per share, which is payable on March 12, 2013 to shareowners of record on February 25, 2013. This represents an 8.8% increase from the previous $0.57 quarterly dividend in 2012.
On May 3, 2012, the Board of Directors approved a share repurchase authorization of $5.0 billion, which replaced an authorization previously announced in 2008. A summary of repurchases of our class A and class B common stock during the fourth quarter of 2012 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31	0.6	$73.64	0.6	$4,169
November 1—November 30	1.2	73.26	1.2	4,087
December 1—December 31	1.7	73.40	1.6	3,970
Total October 1—December 31	3.5	$73.40	3.4

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced the 2012 authorization. The new share repurchase authorization has no expiration date. We anticipate repurchasing approximately $4.0 billion of shares in 2013.

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
The following graph shows a five year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2007 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average, and our class B common stock.

Comparison of Five Year Cumulative Total Return
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
2007
2008
2009
2010
2011
2012
S&P 500
UPS
DJ Transport

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
United Parcel Service, Inc.	$100.00	$80.20	$86.42	$112.60	$116.97	$121.46
Standard & Poor’s 500 Index	$100.00	$63.00	$79.67	$91.68	$93.61	$108.59
Dow Jones Transportation Average	$100.00	$78.58	$93.19	$118.14	$118.15	$127.07

Item 6.	Selected Financial Data
The following table sets forth selected financial data for each of the five years in the period ended December 31, 2012 (in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$32,856	$31,717	$29,742	$28,158	$31,278
International Package	12,124	12,249	11,133	9,699	11,293
Supply Chain & Freight	9,147	9,139	8,670	7,440	8,915
Total revenue	54,127	53,105	49,545	45,297	51,486
Operating expenses:
Compensation and benefits	33,102	27,575	26,557	25,933	29,826
Other	19,682	19,450	17,347	15,856	20,041
Total operating expenses	52,784	47,025	43,904	41,789	49,867
Operating profit (loss):
U.S. Domestic Package	459	3,764	3,238	1,919	823
International Package	869	1,709	1,831	1,279	1,246
Supply Chain and Freight	15	607	572	310	(450)
Total operating profit	1,343	6,080	5,641	3,508	1,619
Other income (expense):
Investment income	24	44	3	10	75
Interest expense	(393)	(348)	(354)	(445)	(442)
Income before income taxes	974	5,776	5,290	3,073	1,252
Income tax expense	167	1,972	1,952	1,105	597
Net income	$807	$3,804	$3,338	$1,968	$655
Per share amounts:
Basic earnings per share	$0.84	$3.88	$3.36	$1.97	$0.64
Diluted earnings per share	$0.83	$3.84	$3.33	$1.96	$0.64
Dividends declared per share	$2.28	$2.08	$1.88	$1.80	$1.80
Weighted average shares outstanding:
Basic	960	981	994	998	1,016
Diluted	969	991	1,003	1,004	1,022
	As of December 31,
	2012	2011	2010	2009	2008
Selected Balance Sheet Data
Cash and marketable securities	$7,924	$4,275	$4,081	$2,100	$1,049
Total assets	38,863	34,701	33,597	31,883	31,879
Long-term debt	11,089	11,095	10,491	8,668	7,797
Shareowners’ equity	4,733	7,108	8,047	7,696	6,780

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview
The U.S. economic expansion has continued at a slow-to-moderate pace through the end of 2012. Continued growth in retail sales, particularly among e-commerce retailers, has provided for expansion in the overall U.S. small package delivery market; however, recent weakness in manufacturing activity, combined with the uneven nature of the overall economic recovery, has negatively impacted the small package delivery market. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth, while our business-to-business volume continues to lag overall GDP growth.
Outside of the U.S., economic growth has slowed considerably due to volatility in world markets and fiscal austerity measures, particularly in Europe. This slower global economic growth has created an environment in which customers are more likely to trade-down from premium express products to standard delivery products. Additionally, the uneven nature of economic growth worldwide has led to shifting trade patterns whereby transcontinental trade is being pressured, but intra-regional trade is continuing to grow. These circumstances have led us to adjust our air capacity and cost structure in our transportation network to the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has been challenging in 2012, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs across all segments. Continued deployment of technology improvements should lead to further gains in our operational efficiency, flexibility and reliability, thus restraining cost increases and improving margins. In our International Package segment, we have adjusted our air network and utilized newly constructed or expanded operating facilities to improve time-in-transit for shipments in each region. We have also continued to optimize our aircraft network to leverage the new route authority we have gained over the last several years and to take full advantage of faster growing trade lanes. Additionally, in the first quarter of 2012, we acquired Kiala S.A., which will expand our service offerings for business-to-consumer deliveries in Europe.
Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Revenue (in millions)	$54,127	$53,105	$49,545	1.9%	7.2%
Operating Expenses (in millions)	52,784	47,025	43,904	12.2%	7.1%
Operating Profit (in millions)	$1,343	$6,080	$5,641	(77.9)%	7.8%
Operating Margin	2.5%	11.4%	11.4%
Average Daily Package Volume (in thousands)	16,295	15,797	15,574	3.2%	1.4%
Average Revenue Per Piece	$10.82	$10.82	$10.24	—%	5.7%
Net Income (in millions)	$807	$3,804	$3,338	(78.8)%	14.0%
Basic Earnings Per Share	$0.84	$3.88	$3.36	(78.4)%	15.5%
Diluted Earnings Per Share	$0.83	$3.84	$3.33	(78.4)%	15.3%
Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Year Ended December 31,
	2012	2011	2010
Operating Expenses:
Defined Benefit Plans Mark-to-Market Charge	$4,831	$827	$112
Multiemployer Pension Plan Withdrawal Charge	896	—	—
Restructuring Charge	—	—	98
Gains on Sales of Businesses	—	—	(20)
Gains on Real Estate Transactions	—	(33)	(109)
Income Tax Expense (Benefit) from the Items Above	(2,145)	(287)	—
Charge for Change in Tax Filing Status for German Subsidiary	—	—	76

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

These items have been excluded from comparisons of "adjusted" operating expenses, operating profit and operating margin in the discussion that follows.
Defined Benefit Plans Mark-to-Market Charge
In 2012, 2011 and 2010, we incurred pre-tax mark-to-market losses of $4.831 billion, $827 million and $112 million, respectively, on a consolidated basis ($3.023 billion, $527 million and $75 million after-tax, respectively) on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. These mark-to-market losses for 2012, 2011 and 2010 primarily resulted from decreases in the discount rates used to value our projected benefit obligations in each year, which more than offset the impact of the actual rate of return on plan assets exceeding the expected rate of return. These losses, which were recorded in compensation and benefits expense in our statements of consolidated income, impacted each of our three reporting segments for 2012, 2011 and 2010.
Multiemployer Pension Plan Withdrawal Charge
In 2012, we recognized an $896 million pre-tax charge ($559 million after-tax) for the establishment of a withdrawal liability related to our withdrawal from the New England Teamsters and Trucking Industry Pension Fund ("New England Pension Fund"), a multiemployer pension plan. This charge was recorded in compensation and benefits expense in our statements of consolidated income, and impacted our U.S. Domestic Package segment.
Restructuring Charge
In 2010, we streamlined the management structure in our U.S. Domestic Package segment, and incurred a restructuring charge associated with this reorganization. This pre-tax charge totaled $98 million ($64 million after-tax), and was recorded in compensation and benefits expense in our statements of consolidated income. The charge reflects the value of voluntary retirement benefits and severance benefits, as well as the accelerated recognition of unvested stock compensation.
Gain on Sales of Businesses
In 2010, we sold our UPS Logistics Technologies business unit within our Supply Chain & Freight segment, and recognized a pre-tax gain of $71 million ($44 million after-tax). Also in 2010, we sold a specialized transportation business in Germany within our Supply Chain & Freight segment, and incurred a pre-tax loss on the sale of $51 million ($47 million after-tax), which includes a fair value adjustment loss due to a financial guarantee associated with this business sale. The gains and losses associated with these transactions are recorded in other operating expenses in our statements of consolidated income.
Gains on Real Estate Transactions
In 2011, we recognized a net $33 million pre-tax gain ($20 million after-tax) on a consolidated basis on certain real estate transactions (consisting of a $48 million pre-tax gain in our Supply Chain & Freight segment, and a $15 million pre-tax loss in our U.S. Domestic Package segment). In 2010, we recognized a pre-tax gain of $109 million ($61 million after-tax) on the sale of real estate within our U.S. Domestic Package segment. The gains and losses associated with these transactions are recorded in other operating expenses in our statements of consolidated income.
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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Average Daily Package Volume (in thousands):
Next Day Air	1,277	1,206	1,205	5.9%	0.1%
Deferred	1,031	975	941	5.7%	3.6%
Ground	11,588	11,230	11,140	3.2%	0.8%
Total Avg. Daily Package Volume	13,896	13,411	13,286	3.6%	0.9%
Average Revenue Per Piece:
Next Day Air	$19.93	$20.33	$19.14	(2.0)%	6.2%
Deferred	13.06	13.32	12.50	(2.0)%	6.6%
Ground	7.89	7.78	7.43	1.4%	4.7%
Total Avg. Revenue Per Piece	$9.38	$9.31	$8.85	0.8%	5.2%
Operating Days in Period	252	254	253
Revenue (in millions):
Next Day Air	$6,412	$6,229	$5,835	2.9%	6.8%
Deferred	3,392	3,299	2,975	2.8%	10.9%
Ground	23,052	22,189	20,932	3.9%	6.0%
Total Revenue	$32,856	$31,717	$29,742	3.6%	6.6%
Operating Expenses (in millions):
Operating Expenses	$32,397	$27,953	$26,504	15.9%	5.5%
Defined Benefit Plans Mark-to-Market Charge	(3,177)	(479)	(31)
Restructuring Charge	—	—	(98)
Gains (Losses) on Real Estate Transactions	—	(15)	109
Multiemployer Pension Plan Withdrawal Charge	(896)	—	—
Adjusted Operating Expenses	$28,324	$27,459	$26,484	3.2%	3.7%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$459	$3,764	$3,238	(87.8)%	16.2%
Adjusted Operating Profit	$4,532	$4,258	$3,258	6.4%	30.7%
Operating Margin	1.4%	11.9%	10.9%
Adjusted Operating Margin	13.8%	13.4%	11.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2012 and 2011, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
2012 / 2011	2.8%	0.6%	0.2%	3.6%
2011 / 2010	1.3%	2.3%	3.0%	6.6%
Volume
2012 compared to 2011
Our overall volume increased in 2012 compared with 2011, largely due to continued solid growth in retail e-commerce and strong customer demand for our lightweight products. Business-to-consumer shipments, which represent slightly over 40% of total U.S. Domestic Package volume, grew rapidly and drove growth in both air and ground shipments; however, business-to-business volume remained relatively flat in 2012 compared with 2011. This can be attributed to multiple trends that have prevailed over the past few years, including the migration of traditional retail to online retail, the lack of growth in small and medium-size enterprises and reduced business investments attributed to policy uncertainty.
Among our air products, Next Day Air letter and package volume both experienced solid increases in 2012, with particular growth in our Next Day Air Saver products. The higher volume for our deferred air products, which increased 5.7% for the year, was primarily due to healthy demand for our residential package services. The overall growth in our air products was driven primarily by business-to-consumer shipments from e-commerce retailers, while our business-to-business air volume declined slightly.
The increase in ground volume in 2012 was driven by our lightweight service offerings, including SurePost, which target low-cost, non-urgent residential deliveries. Volume for these lightweight products grew significantly, and accounted for approximately 40% of the total increase in ground shipments. Outside of these lightweight service offerings, volume for our traditional ground residential services also experienced an increase in 2012. Overall ground volume growth continues to be driven by business-to-consumer shipping activity from e-commerce retailers, while our business-to-business ground volume was flat in 2012 compared with 2011.
2011 compared to 2010
Our overall volume increased slightly in 2011 compared with 2010, and was largely impacted by the slowing U.S. economy during the first three quarters of the year. Business-to-consumer shipments, which represented approximately 40% of total U.S. Domestic Package volume, experienced stronger growth than business-to-business volume. Volume growth accelerated in the fourth quarter, with average daily volume increasing 3.8% over the fourth quarter of 2010.
Among our air products, we experienced a 4.8% increase in Next Day and Second Day air package volume, as a result of retail sales growth, with particular growth in our Next Day Air Saver product. Air letter volume declined, largely due to weakness in the financial and other service industries. Within ground, our lightweight products experienced robust growth during 2011. During the fourth quarter of 2011, volume growth accelerated to 12.3% and 3.5% in our deferred and ground products, respectively, compared with the fourth quarter of 2010. These increases were primarily driven by higher business-to-consumer shipment activity during the holiday season.
Rates and Product Mix
2012 compared to 2011
Overall revenue per piece increased 0.8% in 2012 compared with 2011, and was impacted by changes in base rates, product mix and fuel surcharge rates, as discussed below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue per piece for our Next Day Air and deferred products decreased in 2012 compared with 2011, as declines in fuel surcharge rates and product mix changes more than offset the impact of a base rate increase that took effect in early 2012. Changes in product mix negatively impacted revenue per piece for our air products, as our lightweight service offerings accounted for a larger portion of our overall air volume in 2012 compared with 2011, and our Next Day Air Saver volume continued to grow at a faster rate than our premium Next Day Air services.
Ground revenue per piece increased in 2012 compared with 2011, primarily due to a base rate increase that took effect in early 2012; however, this was partially offset by product mix changes, as strong volume growth in our lightweight service offerings resulted in these relatively lower-yielding products accounting for a greater portion of our overall volume in 2012, compared with 2011.
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

Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge rates for domestic air and ground products were as follows:

	Year Ended December 31,			% Point Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Next Day Air / Deferred	13.0%	13.3%	8.0%	(0.3)%	5.3%
Ground	8.0%	8.0%	5.6%	—%	2.4%
In connection with our base rate increases on January 2, 2012 and January 3, 2011, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively, each year. In 2012, these index reductions offset the increase in jet and diesel fuel prices, resulting in a small decrease in the average air fuel surcharge rate and no change in the average ground surcharge rate. The 2011 increases in the air and ground fuel surcharge rates were due to the significant increases in jet and diesel fuel prices, but partially offset by the reductions in the index on both the air and ground surcharges. Total domestic fuel surcharge revenue increased $54 and $884 million in 2012 and 2011, respectively, primarily due to volume growth in 2012 and the higher fuel surcharge rates in 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
2012 compared to 2011
Overall adjusted operating expenses for the segment increased $865 million in 2012 compared with 2011. This increase was primarily due to pick-up and delivery costs, which grew $682 million, as well as the cost of operating our domestic integrated air and ground network, which increased $238 million for the year. The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 2.0%), an increase in driver hours (up 1.1%) and increased employee health care costs. These increases were partially offset by reductions in indirect operating costs of $79 million in 2012, largely due to a decrease in the expense for management incentive awards.
Cost increases have been moderated as we adjust our air and ground networks to better match higher volume levels, and utilize technology to increase package sorting efficiency. Improved delivery densities, particularly for our residential products, have also contained increases in cost. These network improvements allowed us to process the 3.6% volume growth more efficiently. Some of the primary drivers of expense increased at a slower rate than the growth in volume, including average daily direct labor hours (up 1.1%), aircraft block hours (up 0.5%) and miles driven (up 1.3%), resulting in the total cost per piece increasing only 0.3%.
2011 compared to 2010
Overall adjusted operating expenses for the segment increased $975 million in 2011 compared with 2010, while the total adjusted cost per piece increased 2.3% for the year. A large component of this increase related to the cost of operating our domestic integrated air and ground network, which increased $579 million in 2011 largely due to higher fuel costs, as well as an increase in aircraft repair and maintenance expenses and higher rates passed to us from outside transportation carriers, primarily railroads. Pickup and delivery costs increased $354 million in 2011 compared to 2010, primarily as a result of higher fuel prices and a 3.1% union contractual driver wage increase.
Cost increases were mitigated due to network efficiencies that we achieved, as we adjusted our air and ground networks to better match volume levels, and continued to utilize our expanded Worldport facility to operate larger aircraft and to increase package sorting efficiency. These network efficiency improvements resulted in a 0.8% reduction in total labor hours and a 0.8% reduction in miles driven in 2011 compared with 2010. Increased delivery densities as a result of improved planning and technology, and growth in our SurePost product, also contained increases in cost.

Operating Profit and Margin
2012 compared to 2011
The increase in adjusted operating profit in 2012 compared with 2011 was largely due to the revenue growth and the achievement of significant operating leverage, but partially offset by the impact of having two less operating days during 2012. Overall volume growth allowed us to better leverage our transportation network, resulting in productivity improvements and better pick-up and delivery density, which favorably impacted our operating margins; however, these trends were somewhat offset by changes in customer and product mix, which combined to adversely affect our revenue per piece. Additionally, Hurricane Sandy negatively impacted operating profit by approximately $75 million in 2012.
These factors drove a 40 basis point increase in our adjusted operating margin in 2012, compared with 2011, resulting in the 6.4% increase in adjusted operating profit.
2011 compared to 2010
Higher adjusted operating profit during 2011 compared with 2010 was driven by the increased network efficiencies, combined with large improvements in revenue per piece and a small increase in volume. Fourth quarter 2011 adjusted operating profit was particularly strong, with adjusted operating margins of 15.2% in comparison to 12.6% in the fourth quarter of 2010. Significant volume growth in the business-to-consumer sector, along with cost control efforts and network efficiencies, were the primary factors for the fourth quarter 2011 performance.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Year Ended December 31,			% Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Average Daily Package Volume (in thousands):
Domestic	1,427	1,444	1,403	(1.2)%	2.9%
Export	972	942	885	3.2%	6.4%
Total Avg. Daily Package Volume	2,399	2,386	2,288	0.5%	4.3%
Average Revenue Per Piece:
Domestic	$7.04	$7.17	$6.66	(1.8)%	7.7%
Export	36.88	37.85	36.77	(2.6)%	2.9%
Total Avg. Revenue Per Piece	$19.13	$19.28	$18.31	(0.8)%	5.3%
Operating Days in Period	252	254	253
Revenue (in millions):
Domestic	$2,531	$2,628	$2,365	(3.7)%	11.1%
Export	9,033	9,056	8,234	(0.3)%	10.0%
Cargo	560	565	534	(0.9)%	5.8%
Total Revenue	$12,124	$12,249	$11,133	(1.0)%	10.0%
Operating Expenses (in millions):
Operating Expenses	$11,255	$10,540	$9,302	6.8%	13.3%
Defined Benefit Plan Mark-to-Market Charge	(941)	(171)	(42)
Adjusted Operating Expenses	$10,314	$10,369	$9,260	(0.5)%	12.0%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$869	$1,709	$1,831	(49.2)%	(6.7)%
Adjusted Operating Profit	$1,810	$1,880	$1,873	(3.7)%	0.4%
Operating Margin	7.2%	14.0%	16.4%
Adjusted Operating Margin	14.9%	15.3%	16.8%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(231)	$75
Operating Expenses				265	(198)
Operating Profit				$34	$(123)

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2012 and 2011, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
2012 / 2011	(0.2)%	1.0%	0.1%	(1.9)%	(1.0)%
2011 / 2010	4.7%	0.6%	4.0%	0.7%	10.0%
Volume
2012 compared to 2011
Our overall average daily volume increased slightly in 2012 compared with 2011, as the worldwide economic slowdown and the associated impact on global trade restrained the growth of the international small package market.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Export volume increased in 2012 compared with 2011, as growth was achieved in several key trade lanes. Asia to U.S. export volume increased, and was favorably impacted by new technology sector product launches from several customers. Intra-regional export volume increased in Europe and Asia, as more regional sourcing by customers led to growth in our Transborder products. U.S. export volume declined, particularly exports from the U.S. to Europe, as economic weakness within the European Union negatively impacted volume. Additionally, overall export volume continued to shift towards our less premium products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express, primarily due to the impact of the weaker economic conditions on our customers internationally.
Domestic volume decreased during 2012 compared with 2011, and was negatively impacted by economic weakness across Europe; however, this was partially offset by domestic volume growth in the U.K. and Canada.
2011 compared to 2010
Export volume increased in 2011 compared to 2010, primarily due to growth in key markets in Europe and the Americas. Our Transborder products experienced significant volume growth, particularly in key countries within Europe. Volume for our premium Worldwide Express and Worldwide Expedited products increased as well, particularly in the Asia-to-Europe, Europe-to-Americas and Europe-to-Asia export trade lanes. Additionally, intra-Asia export volume experienced solid growth during 2011 compared with 2010, and was impacted by the continued economic growth in Asia overall. Our export volume growth slowed in the latter half of 2011, largely due to decelerating growth in exports out of China and the rest of Asia, as well as difficult comparisons with a relatively strong latter half of 2010.
Domestic volume increases were driven by continued growth in key markets, including Germany, France and Poland.
Rates and Product Mix
2012 compared to 2011
Total average revenue per piece increased 1.5% in 2012 on a currency-adjusted basis, and was impacted by base rate increases, as well as changes in product mix and fuel surcharge rates, which are discussed below.
Currency-adjusted export revenue per piece decreased 1.3% for the year, as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates. Additionally, currency-adjusted export revenue per piece was adversely impacted by a shortening of average trade lanes, as we experienced greater volume growth among our lower-yielding Transborder and Trade Direct products relative to our higher-yielding transcontinental volume.
Currency-adjusted domestic revenue per piece increased 3.8% for the year, largely due to base rate increases.
On January 2, 2012, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing the fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
2011 compared to 2010
Total average revenue per piece increased 4.6% for 2011 on a currency-adjusted basis, and was impacted by base rate increases, as well as changes in product mix and fuel surcharge rates, which are discussed below.
Export revenue per piece increased, largely due to a combination of higher fuel surcharge rates and base rate increases, which are discussed further below. Currency-adjusted export revenue per piece increased 3.0% for 2011 compared with 2010. Product mix adversely impacted export revenue per piece, due to robust growth among our Transborder products. Revenue per piece was also negatively impacted as average trade lanes shortened, due to volume declines in the higher-yielding Asia-to-U.S. export lane, and higher volume growth among the relatively lower-yielding intra-Europe and intra-Asia export lanes.
Domestic revenue per piece increased 3.9% on a currency-adjusted basis for 2011, largely due to comparatively faster growth in our premium express products.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On January 3, 2011, we increased the base rates 6.9% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing the fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Fuel Surcharges
In connection with our base rate increases on January 2, 2012 and January 3, 2011, we modified the fuel surcharges on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2% in each of the two years. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased by $11 and $449 million in 2012 and 2011, respectively, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume.
Operating Expenses
2012 compared to 2011
Overall adjusted operating expenses for the segment decreased $55 million in 2012 compared with 2011. The largest component of this decrease related to the cost of operating our international integrated air and ground network, which decreased $117 million. This decrease primarily resulted from cost control initiatives, including a 1.8% reduction in average daily aircraft block hours resulting from ongoing modifications to our air network. The cost of pick-up and delivery decreased $53 million, largely due to the impact of currency exchange rate movements and in-country cost control initiatives.
Partially offsetting these cost reductions was an increase in indirect operating costs, which increased $143 million in 2012 compared with 2011. This increase was impacted by our investment in enhanced security screening for our international locations and expenses associated with business acquisition activities, including our proposed acquisition of TNT Express N.V. (see note 16 to the consolidated financial statements) as well as the February 2012 acquisition of Kiala S.A.
Excluding the impact of currency exchange rate changes, the total cost per piece for the segment increased 2.3% in 2012 compared with 2011.
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
Operating Profit and Margin
2012 compared to 2011
Adjusted operating margin declined 40 basis points in 2012 compared with 2011, as the product mix shift from our premium express products to our standard products in 2012 reduced margins in this segment. Additionally, the volume declines in certain key transcontinental trade lanes during portions of 2012 also adversely impacted margins, since these routes have a larger cost infrastructure (relative to the remainder of the International Package segment) to support the air express volume in each region. These factors were mitigated, however, from benefits derived from air network adjustments, cost containment programs and the positive impact from foreign currency exchange rate fluctuations. As a result, we experienced a 3.7% decline in adjusted operating profit in 2012 compared with 2011.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2011 compared to 2010
Adjusted operating profit increased slightly in 2011 compared with 2010, while the segment operating margin declined for the year due to several factors. The overall increase in adjusted operating profit was largely due to the volume and revenue per piece increases previously discussed; however, the impact of these items was largely offset by excess capacity and the adverse impact of fuel prices and currency exchange rate movements. Volume softness in the Asia-to-U.S. trade lane in the latter half of 2011 resulted in excess transportation capacity, which negatively affected margins while our transportation network was being adjusted for the slowing demand. Fluctuations in foreign currency exchange rates (net of our hedging programs) resulted in an adverse impact on operating profit comparisons between 2011 and 2010 of $123 million. Additionally, fuel prices negatively affected the operating profit comparison between 2011 and 2010, as fuel expense increased at a faster pace than fuel surcharge revenue. These factors resulted in a decrease in the operating margin in 2011 compared with 2010.

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Freight LTL Statistics:
Revenue (in millions)	$2,377	$2,299	$2,002	3.4%	14.8%
Revenue Per Hundredweight	$21.73	$21.17	$19.18	2.6%	10.4%
Shipments (in thousands)	10,136	10,247	9,952	(1.1)%	3.0%
Shipments Per Day (in thousands)	40.1	40.5	39.5	(1.1)%	2.5%
Gross Weight Hauled (in millions of lbs)	10,939	10,858	10,440	0.7%	4.0%
Weight Per Shipment (in lbs)	1,079	1,060	1,049	1.8%	1.0%
Operating Days in Period	253	253	252
Revenue (in millions):
Forwarding and Logistics	$5,977	$6,103	$6,022	(2.1)%	1.3%
Freight	2,640	2,563	2,208	3.0%	16.1%
Other	530	473	440	12.1%	7.5%
Total Revenue	$9,147	$9,139	$8,670	0.1%	5.4%
Operating Expenses (in millions):
Operating Expenses	$9,132	$8,532	$8,098	7.0%	5.4%
Defined Benefit Plans Mark-to-Market Charge	(713)	(177)	(39)
Gains on Real Estate Transactions	—	48	—
Gains on Sales of Businesses	—	—	20
Adjusted Operating Expenses	$8,419	$8,403	$8,079	0.2%	4.0%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$15	$607	$572	(97.5)%	6.1%
Adjusted Operating Profit	$728	$736	$591	(1.1)%	24.5%
Operating Margin	0.2%	6.6%	6.6%
Adjusted Operating Margin	8.0%	8.1%	6.8%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(100)	$139
Operating Expenses				97	(132)
Operating Profit				$(3)	$7

*	Amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
2012 compared to 2011
Forwarding and logistics revenue decreased $126 million in 2012 compared with 2011. Forwarding revenue decreased in 2012, primarily due to lower rates in our air forwarding business and the adverse impact of foreign currency exchange rates; however, this was partially offset by improved tonnage in both our air and ocean forwarding businesses. The reduction in rates in the air forwarding business was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. In our logistics products, revenue increased in 2012 as we experienced robust growth in our mail services and health care solutions. The improved revenue in our health care solutions business was driven by organic growth as well as the December 2011 acquisition of Pieffe Group.
Freight revenue increased $77 million for the year, driven by an increase in LTL revenue per hundredweight and in gross weight hauled; however, these factors were somewhat offset by a decline in average daily LTL shipments. The increase in LTL revenue per hundredweight was largely due to our focus on yield management and profitable revenue growth, as well as a general rate increase averaging 5.9% that took effect on July 16, 2012, covering non-contractual shipments in the United States, Canada and Mexico. The decline in average daily LTL shipments in 2012 was impacted by increased competitiveness in the LTL market and the slowdown in the U.S. economy. Fuel surcharge revenue increased by $16 million for 2012 compared with the prior year, due to changes in diesel fuel prices and overall LTL shipment volume.
The other businesses within Supply Chain & Freight increased revenue by $57 million in 2012 compared with 2011, primarily due to growth at The UPS Store, UPS Customer Solutions and our contract to provide domestic air transportation services for the U.S. Postal Service.
2011 compared to 2010
Forwarding and logistics revenue increased $81 million in 2011 compared with 2010, primarily due to growth in our logistics services, where we experienced solid growth in our mail services, retail and health care solutions. Forwarding revenue decreased primarily due to volume and tonnage declines in our air and ocean forwarding businesses, as well as lower third-party transportation carrier rates. The tonnage decrease was mainly the result of revenue management initiatives that improve the matching of customer pricing with market conditions, as well as the impact of the global economic slowdown.
Freight revenue increased $355 million in 2011 compared with 2010, primarily due to growth in LTL shipments, an increase in base rates, and increased fuel surcharge rates. LTL shipments per day increased in 2011, largely due to improving LTL market conditions in the first half of the year and an increase in market share. However, volume declined in the latter half of the year, and was impacted by our focus on yield management and also due to the overall LTL market being adversely impacted by the slowing economy. LTL revenue per hundredweight increased, primarily as a result of a base rate increase that took effect during the year, negotiated increases on existing contract rates and higher fuel surcharge rates, as total fuel surcharge revenue increased $159 million for the year driven by higher diesel fuel prices. An increase in base prices took effect on August 1, 2011, as our freight unit increased minimum charge, LTL and TL rates an average of 6.9%, covering non-contractual shipments in the United States, Canada and Mexico.
The other businesses within Supply Chain & Freight experienced a $33 million increase in revenue, primarily due to growth at UPS Capital, the UPS Store, UPS Customer Solutions and our contract to provide domestic air transportation services for the U.S. Postal Service.
Operating Expenses
2012 compared to 2011
Forwarding and logistics adjusted operating expenses decreased $97 million in 2012 compared with 2011, due to several factors. Purchased transportation expense fell by $65 million in 2012, primarily due to lower rates charged to us by third-party transportation carriers (though this briefly reversed in the fourth quarter). Compensation and benefits expense declined by $28 million in 2012, largely due to reduced payroll and lower management incentive compensation costs. These factors were partially offset by a $10 million increase in depreciation and amortization, due to the amortization of intangible assets associated with our acquisition of Pieffe Group and the continued investment in technology and facilities in our health care logistics business.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight adjusted operating expenses increased $57 million in 2012, while the total cost per LTL shipment increased 3.8% for the year. The largest component of this increase related to the cost of operating our linehaul network, which grew by $40 million for the year, primarily as a result of an increase in tonnage, coupled with wage and purchased transportation increases. Pick-up and delivery costs increased $12 million for the year, largely due to the increase in tonnage as well as contractual driver wage increases of 3.5%. Rising diesel fuel prices increased the fuel expense for our fleet, as well as increased the fuel surcharge rates passed to us from third-party transportation carriers. These factors were, however, partially offset by productivity improvements.
Adjusted operating expenses for the other businesses within Supply Chain & Freight increased $56 million in 2012 compared with 2011.
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
Operating Profit and Margin
2012 compared to 2011
Adjusted operating profit for the forwarding and logistics unit decreased by $29 million in 2012 compared with 2011. This decrease was primarily due to reduced profitability in our international air forwarding business, as European economic uncertainty, slower growth in China and a sluggish U.S. economy all contributed to a reduction in overall air freight market demand. This lower demand pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a decline in our operating margin. Operating profit for our logistics business declined in 2012 compared with 2011, largely due to increased depreciation expense resulting from the continued investment in technology and facilities for our global health care business.
Adjusted operating profit for our freight unit increased $20 million in 2012 compared with 2011, as gains in productivity (including pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization) as well as improved yields, more than offset the overall decline in volume.
The combined adjusted operating profit for all of our other businesses in this segment increased $1 million in 2012 compared with 2011, largely due to growth from our contract to provide domestic air transportation services for the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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
Operating Expenses

	Year Ended December 31,			% Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Operating Expenses (in millions):
Compensation and Benefits	$33,102	$27,575	$26,557	20.0%	3.8%
Defined Benefit Plans Mark-to-Market Charge	(4,831)	(827)	(112)
Multiemployer Pension Plan Withdrawal Charge	(896)	—	—
Restructuring Charge	—	—	(98)
Adjusted Compensation and Benefits	27,375	26,748	26,347	2.3%	1.5%
Repairs and Maintenance	1,228	1,286	1,131	(4.5)%	13.7%
Depreciation and Amortization	1,858	1,782	1,792	4.3%	(0.6)%
Purchased Transportation	7,354	7,232	6,640	1.7%	8.9%
Fuel	4,090	4,046	2,972	1.1%	36.1%
Other Occupancy	902	943	939	(4.3)%	0.4%
Other Expenses	4,250	4,161	3,873	2.1%	7.4%
Gains on Real Estate Transactions	—	33	109
Gains on Sales of Businesses	—	—	20
Adjusted Other Expenses	4,250	4,194	4,002	1.3%	4.8%
Total Operating Expenses	$52,784	$47,025	$43,904	12.2%	7.1%
Adjusted Total Operating Expenses	$47,057	$46,231	$43,823	1.8%	5.5%

Currency Translation Cost / (Benefit)*				$(362)	$330

*	Amount represents the change compared to the prior year.
Compensation and Benefits
2012 compared to 2011
Employee payroll costs increased $183 million in 2012 compared with 2011, largely due to contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters, as well as an increase in total union labor hours; however, this was partially offset by a decline in management payroll costs due to a reduction in incentive compensation expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Adjusted benefits expense increased $444 million in 2012 compared with 2011, primarily due to higher pension expense, increased health and welfare costs and changes in the expense associated with our self-insurance for workers' compensation claims, as follows:

•
Adjusted pension expense increased $200 million in 2012 compared with 2011, due to higher union contribution rates for multiemployer pension plans combined with increased service and interest costs for company-sponsored plans. The increase in service and interest costs for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•
Health and welfare costs increased $157 million in 2012 compared with 2011, largely due to higher medical claims and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010.

•
The expense associated with our self-insurance programs for workers' compensation claims increased $60 million in 2012 compared with 2011. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported. Insurance reserves also take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. The increase in expense in 2012 was largely impacted by increased payroll estimates, changes in state workers' compensation laws, and medical inflation.

2011 compared to 2010
Employee payroll costs increased $237 million in 2011 compared with 2010, largely due to contractual union wage rate increases that took effect under our collective bargaining agreement with the Teamsters, but partially offset by a decline in union labor hours. Management payroll costs declined slightly, primarily due to a lower management incentive award.
Adjusted benefits expense increased $164 million in 2011 compared with 2010, primarily due to higher employee health and welfare costs and expense associated with our self-insurance for workers' compensation claims, but partially offset by a decline in pension expense. These factors are discussed further as follows:

•	Employee health and welfare program costs increased $132 million in 2011, and were impacted by higher required union plan contribution rates and general health care inflation.

•
The expense associated with our self-insurance programs for workers' compensation claims increased by $48 million in 2011. In 2010, we experienced more favorable actuarial expense adjustments compared with 2011, thus leading to the increase in expense in 2011.

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

Repairs and Maintenance
2012 compared to 2011
The decrease in repairs and maintenance expense was largely due to lower aircraft maintenance costs, which decreased $77 million in 2012 compared with 2011. This decrease resulted primarily from a 0.8% reduction in average daily aircraft block hours, and the conversion of an engine maintenance agreement with an outside vendor from a cost reimbursement approach to a fixed rate per flight hour. Additionally, aircraft maintenance expense declined due to a reduction in the number of scheduled maintenance checks for our Airbus A300-600F, Boeing 757-200F and Boeing MD-11F aircraft.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation and Amortization
2012 compared to 2011
The increase in depreciation and amortization expense was primarily due to higher depreciation expense on vehicles of $57 million in 2012 compared with 2011, resulting from the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic package operations.
2011 compared to 2010
The decrease in depreciation and amortization expense in 2011 was primarily the result of a reduction in depreciation expense on technology equipment and software. This decline was primarily related to certain technology hardware and capitalized software becoming fully depreciated.
Purchased Transportation
2012 compared to 2011
The increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers in 2012 compared with 2011 was impacted by several factors. We incurred a $187 million increase in purchased transportation expense for 2012 in our U.S. Domestic Package segment, primarily due to higher fees paid to the U.S. Postal Service associated with the strong volume growth in our SurePost product, and higher rates passed to us from rail carriers. This was partially offset by a $65 million decrease in expense in our freight forwarding business, largely as a result of lower rates charged to us by third-party air carriers.
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
Fuel
2012 compared to 2011
The fuel expense increase in 2012 compared with 2011 was largely due to higher fuel prices, which increased expense by $116 million; however, this was partially offset by lower usage of fuel products, which decreased expense by $72 million. The lower fuel usage was largely due to the decrease in total aircraft block hours and vehicle miles driven.
2011 compared to 2010
The increase in fuel expense in 2011 compared with 2010 was primarily caused by higher prices for jet-A fuel, diesel and unleaded gasoline, which increased expense by $982 million. Higher usage of these products in our operations accounted for the remaining increase in expense of $92 million in 2011.
Other Occupancy
2012 compared to 2011
Other occupancy expense decreased in 2012 compared with 2011, primarily due to reductions in personal property and real estate taxes combined with a decrease in utilities expense. The relatively warm winter in the United States, combined with lower natural gas prices, helped to reduce heating and snow removal costs in our facilities during the early months of 2012.

2011 compared to 2010
Other occupancy expense increased in 2011 compared with 2010, primarily due to an increase in utilities expense resulting from increased electricity costs in our facilities. The remainder of the increase is primarily due to higher rent expense resulting from increased rates on warehouses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
2012 compared to 2011
Adjusted other expenses increased in 2012 compared with 2011, primarily due to an increase in transportation equipment rentals, bad debt expense and auto liability insurance, as well as expenses incurred in 2012 related to the proposed TNT Express N.V. acquisition. These increases were partially offset by a reduction in employee relocation expenses and a decline in package claims expense. Additionally, 2012 adjusted other expenses were reduced by a $9 million gain on the sale of a distribution facility in our Supply Chain & Freight segment.
2011 compared to 2010
The increase in adjusted other expenses in 2011 compared with 2010 was caused by several factors, including foreign currency remeasurement losses, advertising costs, employee expense reimbursements, equipment rentals, air cargo handling costs and data processing fees. These increases were partially offset by a reduction in bad debt and employee relocation expenses.
Investment Income and Interest Expense
The following table sets forth investment income and interest expense for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Investment Income	$24	$44	$3	(45.5)%	N/A
Interest Expense	$(393)	$(348)	$(354)	12.9%	(1.7)%
Investment Income
2012 compared to 2011
The decrease in investment income in 2012 compared with 2011 was primarily caused by an $8 million decline in fair value adjustments and an $25 million decline in realized gains on sales of investments. These declines were partially offset by an increase in interest income, largely due to having a higher average balance of interest-earning cash and investments in our portfolio in 2012 compared with 2011.
2011 compared to 2010
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
Interest Expense
2012 compared to 2011
Interest expense increased in 2012 compared with 2011, largely due to a higher average balance of debt outstanding, as well as a higher effective interest rate incurred on our debt. The higher effective interest rate largely resulted from two factors: (1) having a greater proportion of fixed-rate debt outstanding relative to lower-yielding variable rate debt and (2) an increase in the interest rate indices underlying our variable-rate debt and swaps in 2012. Additionally, interest expense increased in 2012 compared with 2011 due to unfavorable fair value adjustments on interest rate swaps that have not been designated as hedges, as well as the imputation of interest expense on the multiemployer pension withdrawal liability related to the New England Pension Fund.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2011 compared to 2010
Interest expense declined slightly in 2011 due to a lower average interest rate incurred on variable rate debt and interest rate swaps, which reduced expense by $60 million for 2011 compared with 2010. However, this was largely offset as a result of a higher average balance of outstanding debt in 2011 compared with 2010.
Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 / 2011	2011 / 2010
Income Tax Expense	$167	$1,972	$1,952	(91.5)%	1.0%
Income Tax Impact of:
Defined Benefit Plans Mark-to-Market Charge	1,808	300	37
Multiemployer Pension Plan Withdrawal Charge	337	—	—
Restructuring Charge	—	—	34
Gain on Sales of Businesses	—	—	(23)
Gain on Real Estate Transactions	—	(13)	(48)
Change in Tax Filing Status for German Subsidiary	—	—	(76)
Adjusted Income Tax Expense	$2,312	$2,259	$1,876	2.3%	20.4%
Effective Tax Rate	17.1%	34.1%	36.9%
Adjusted Effective Tax Rate	34.5%	34.4%	34.9%
2012 compared to 2011
Our adjusted effective tax rate increased in 2012 compared with 2011 primarily due to the expiration of certain U.S. tax credit provisions at the end of 2011, and a decrease in the relative benefit of other deductions and tax credits that do not increase in proportion to increases in pre-tax income. Adjusted income tax expense increased in 2012 compared with 2011 primarily due to higher pre-tax income and the factors described above.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	2012	2011	2010
Net income	$807	$3,804	$3,338
Non-cash operating activities(a)	7,301	4,505	4,398
Pension and postretirement plan contributions (UPS-sponsored plans)	(917)	(1,436)	(3,240)
Income tax receivables and payables	280	236	(319)
Changes in working capital and other noncurrent assets and liabilities	(148)	(12)	(340)
Other operating activities	(107)	(24)	(2)
Net cash from operating activities	$7,216	$7,073	$3,835

(a)
Represents depreciation and amortization, gains and losses on derivative and foreign exchange transactions, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Cash from operating activities remained strong throughout the 2010 to 2012 time period. Operating cash flow was favorably impacted in 2012, compared with 2011, by lower contributions into our defined benefit pension and postretirement benefit plans; however, this was partially offset by changes in our working capital position, which was impacted by overall growth in the business. The change in the cash flows for income tax receivables and payables in 2011 and 2010 was primarily related to the timing of discretionary pension contributions during 2010, as discussed further in the following paragraph.
Except for discretionary or accelerated fundings of our plans, contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans.

•	In 2012, we made a $355 million required contribution to the UPS IBT Pension Plan.

•
In 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan, which satisfied our 2011 contribution requirements and also approximately $440 million in contributions that would not have been required until after 2011.

•	In 2010, we made $2.0 billion in discretionary contributions to our UPS Retirement and UPS Pension Plans, and $980 million in required contributions to our UPS IBT Pension Plan.

•	The remaining contributions in the 2010 through 2012 period were largely due to contributions to our international pension plans and U.S. postretirement medical benefit plans.
As discussed further in the “Contractual Commitments” section, we have minimum funding requirements in the next several years, primarily related to the UPS IBT Pension, UPS Retirement and UPS Pension plans.
As of December 31, 2012, the total of our worldwide holdings of cash and cash equivalents was $7.327 billion. Approximately $4.211 billion of this amount was held in European subsidiaries with the intended purpose of completing the acquisition of TNT Express N.V. (see note 16 to the consolidated financial statements). Excluding this portion of cash held outside the U.S. for acquisition-related purposes, approximately 50%-60% of the remaining cash and cash equivalents are held by foreign subsidiaries throughout the year. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	2012	2011	2010
Net cash used in investing activities	$(1,335)	$(2,537)	$(654)
Capital Expenditures:
Buildings and facilities	$(506)	$(373)	$(352)
Aircraft and parts	(568)	(598)	(416)
Vehicles	(672)	(659)	(339)
Information technology	(407)	(375)	(282)
	$(2,153)	$(2,005)	$(1,389)
Capital Expenditures as a % of Revenue	4.0%	3.8%	2.8%
Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$95	$27	$304
Net decrease in finance receivables	$101	$184	$108
Net (purchases) sales of marketable securities	$628	$(413)	$30
Cash received (paid) for business acquisitions and dispositions	$(100)	$(73)	$63
Other investing activities	$94	$(257)	$230
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2013 will be approximately $2.4 billion, or approximately 4% of revenue.
Capital spending on aircraft over the 2010 to 2012 period was largely due to scheduled deliveries of previous orders for the Boeing 767-300ERF and 747-400F aircraft. Capital spending on vehicles increased during the 2010 to 2012 period in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital expenditures on buildings and facilities increased in 2012, due to expansion and new construction projects at facilities in Europe and Asia, including a $200 million expansion at our European air hub in Cologne, Germany that began in 2011 and will be completed in 2013.
The proceeds from the disposal of property, plant and equipment were largely due to real estate and aircraft sales during the 2010 through 2012 period, as well as the proceeds from insurance recoveries in 2010. The net decline in finance receivables in the 2010 through 2012 period is primarily due to customer paydowns and loan sales activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period.
The cash paid for business acquisitions in 2012 and 2011 was largely due to the acquisitions of Kiala S.A. in Belgium and Pieffe Group in Italy, respectively. The cash received from business dispositions in 2010 was largely due to the sale of UPS Logistics Technologies, Inc.
Other investing activities are impacted by the cash settlement of derivative contracts used in our currency hedging programs, and the timing of aircraft purchase contract deposits on our Boeing 767-300ERF and 747-400F aircraft orders. We received (paid) cash related to purchases and settlements of energy and currency derivative contracts used in our hedging programs of $41, $(78) and $111 million during 2012, 2011 and 2010, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	2012	2011	2010
Net cash used in financing activities	$(1,817)	$(4,862)	$(1,346)
Share Repurchases:
Cash expended for shares repurchased	$(1,621)	$(2,665)	$(817)
Number of shares repurchased	(21.8)	(38.7)	(12.4)
Shares outstanding at year-end	953	963	991
Percent reduction in shares outstanding	(1.0)%	(2.8)%	(0.3)%
Dividends:
Dividends declared per share	$2.28	$2.08	$1.88
Cash expended for dividend payments	$(2,130)	$(1,997)	$(1,818)
Borrowings:
Net borrowings (repayments) of debt principal	$1,729	$(95)	$1,246
Other Financing Activities:
Cash received for common stock issuances	$301	$290	$218
Other financing activities	$(96)	$(395)	$(175)
Capitalization:
Total debt outstanding at year-end	$12,870	$11,128	$10,846
Total shareowners’ equity at year-end	4,733	7,108	8,047
Total capitalization	$17,603	$18,236	$18,893
Debt to Total Capitalization %	73.1%	61.0%	57.4%
On May 3, 2012, the Board of Directors approved a share repurchase authorization of $5.0 billion, which replaced an authorization previously announced in 2008. As of December 31, 2012, we had $3.970 billion of this share repurchase authorization remaining. On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced the 2012 authorization. This new share repurchase authorization has no expiration date. We anticipate repurchasing approximately $4.0 billion of shares in 2013.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2013, we increased our quarterly dividend payment from $0.57 to $0.62 per share, an 8.8% increase.
Issuances of debt in 2012 consisted primarily of senior fixed rate note offerings totaling $1.75 billion, the proceeds of which were used to repay the principal balance of our $1.75 billion notes that matured on January 15, 2013. In 2011, issuances of debt consisted primarily of commercial paper and five new aircraft leases. In 2010, issuances of debt consisted of senior fixed rate note offerings totaling $2.0 billion, the proceeds of which were used to make discretionary contributions to UPS-sponsored pension plans and other general corporate purposes.

Repayments of debt in 2012, 2011 and 2010 consisted primarily of paydowns of commercial paper, early redemptions of our UPS Notes program and certain facilities bonds, and scheduled principal payments on our capitalized lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
We had no commercial paper outstanding at December 31, 2012 and 2011. The amount of commercial paper outstanding fluctuates throughout each year based on daily liquidity needs. The average commercial paper balance was $962 million and the average interest rate paid was 0.07% in 2012 ($849 million and 0.08% in 2011, respectively).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash received from common stock issuances to employees increased primarily due to additional stock option exercises in 2012 and 2011. The cash outflows in other financing activities are largely due to repurchases of shares from employees to satisfy tax withholding obligations, as well as certain hedging activities on forecasted debt issuances and premiums paid on capped call options for the purchase of UPS class B shares. In conjunction with the senior fixed rate debt offerings in 2012 and 2010, we settled several interest rate derivatives that were designated as hedges of these debt offerings, which resulted in cash inflows (outflows) of $(70) and $7 million, respectively. During 2012, the expiration and settlement of several capped call options for the purchase of UPS class B shares resulted in a cash inflow of $206 million in premiums, while the initial premium payments for these options in 2011 resulted in a cash outflow of $200 million during that year.
Sources of Credit
We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. 0 amounts were outstanding under these programs as of December 31, 2012. The amount of commercial paper outstanding under these programs in 2013 is expected to fluctuate.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2012.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2012.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2012 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2012, 10% of net tangible assets is equivalent to $2.770 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of December 31, 2012, our net worth, as defined, was equivalent to $8.007 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Contractual Commitments
We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2012 (in millions):

Commitment Type	2013	2014	2015	2016	2017	After 2017	Total
Capital Leases	$55	$52	$50	$49	$48	$426	$680
Operating Leases	342	271	203	145	118	358	1,437
Debt Principal	1,750	1,000	101	1	375	8,765	11,992
Debt Interest	322	294	287	285	285	4,759	6,232
Purchase Commitments	629	103	22	14	7	—	775
Pension Fundings	—	—	563	1,020	1,058	986	3,627
Other Liabilities	64	58	43	23	10	5	203
Total	$3,162	$1,778	$1,269	$1,537	$1,901	$15,299	$24,946
Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in note 7 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2012. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.
Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for aircraft, engines, and parts. As of December 31, 2012, we have firm commitments to purchase eight Boeing 767-300ERF aircraft to be delivered in 2013.
Pension fundings represent the anticipated required cash contributions that will be made to our qualified U.S. pension plans (these plans are discussed further in note 4 to the consolidated financial statements). The pension funding requirements were estimated under the provisions of the Pension Protection Act of 2006 and the Employee Retirement Income Security Act of 1974, using discount rates, asset returns and other assumptions appropriate for these plans. In July 2012, federal legislation was signed into law that allows pension plan sponsors to use higher interest rate assumptions (based on a 25-year rate history) in valuing plan liabilities and determining funding obligations. As a result of this legislation, we are not subject to required contributions in 2013 and 2014 for our domestic pension plans. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns and discount rates. A sustained significant decline in the world equity markets, and the resulting impact on our pension assets and investment returns, could result in our domestic pension plans being subject to significantly higher minimum funding requirements. To the extent that the funded status of these plans in future years differs from our current projections, the actual contributions made in future years could materially differ from the amounts shown in the table above.
As discussed in note 5 to our consolidated financial statements, we are not currently subject to any minimum contributions or surcharges with respect to the multiemployer pension and health and welfare plans in which we participate. Contribution rates to these multiemployer pension and health and welfare plans are established through the collective bargaining process. As we are not subject to any minimum contribution levels, we have not included any amounts in the contractual commitments table with respect to these multiemployer plans.
The contractual payments due for “other liabilities” primarily include commitment payments related to our investment in certain partnerships. The table above does not include approximately $232 million of liabilities for uncertain tax positions because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, we also have recognized assets associated with uncertain tax positions in excess of the related liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. Uncertain tax positions are further discussed in note 12 to the consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of December 31, 2012, we had outstanding letters of credit totaling approximately $1.369 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2012, we had $584 million of surety bonds written. As of December 31, 2012, we had unfunded loan commitments totaling $157 million associated with our financial business.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from whatever remaining aspects of this case proceeds, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The case is scheduled to go to trial in August 2013. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) discovery is ongoing; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In Canada, four purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006 and 2013). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The motion to authorize the 2006 Québec litigation as a class action was dismissed by the motions judge in October 2012; there was no appeal, which ended that case in our favor. The 2013 Québec litigation is in the earliest stages. We deny all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
Other Matters
In May and December 2007 and August 2008 we received and responded to grand jury subpoenas from the DOJ in the Northern District of California in connection with an investigation by the Drug Enforcement Administration. We also have responded to informal requests for information in connection with this investigation, which relates to transportation of packages on behalf of online pharmacies that may have operated illegally. We have been cooperating with this investigation and are exploring the possibility of resolving this matter, which could include our undertaking further enhancements to our compliance program and a payment. Such a payment may exceed the amounts previously accrued with respect to this matter, but we do not expect that the amount of such additional loss would have a material adverse effect on our financial condition, results of operations or liquidity.
We received a grand jury subpoena from the Antitrust Division of the DOJ regarding the DOJ's investigation into certain pricing practices in the freight forwarding industry in December 2007. In January 2013, we received a letter from the DOJ confirming that it is not pursuing a case against UPS with respect to the investigation.
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations. In November 2012, we also received a request for information related to similar matters from authorities in Singapore.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We intend to file another motion to dismiss, and to otherwise vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint once but has not considered the adequacy of the amended complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.
Tax Matters
In June 2011, we received an IRS Revenue Agent Report (RAR) covering excise taxes for tax years 2003 through 2007, in addition to the income tax matters described in note 12 to the consolidated financial statements. The excise tax RAR proposed two alternate theories for asserting additional excise tax on transportation of property by air. We disagreed with these proposed excise tax theories and related adjustments. We filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
In the third quarter of 2012, following the Appeals Opening Conference in July 2012, we had settlement discussions which we expect will lead to a complete resolution of all excise tax matters and correlative income tax refund claims for the 2003 through 2007 tax years within the next twelve months. We do not believe the ultimate resolution of these matters will have a material effect on our financial condition, results of operations or liquidity.
Collective Bargaining Agreements
As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,100 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.
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
In the third quarter of 2012, we reached an agreement with the New England Pension Fund, a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflects a decision by the New England Pension Fund's trustees to restructure the fund through plan amendments to utilize a "two pool approach", which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the New England Pension Fund of which it had historically been a participant, and reenter the New England Pension Fund's newly-established pool as a new employer.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Upon ratification of the agreement by the Teamsters in September 2012, we withdrew from the original pool of the New England Pension Fund and incurred an undiscounted withdrawal liability of $2.162 billion to be paid in equal monthly installments over 50 years. The undiscounted withdrawal liability was calculated by independent actuaries employed by the New England Pension Fund, in accordance with the governing plan documents and the applicable requirements of the Employee Retirement Income Security Act of 1974. In the third quarter of 2012, we recorded a charge to expense to establish an $896 million withdrawal liability on our balance sheet, which represents the present value of the $2.162 billion future payment obligation discounted at a 4.25% interest rate. This discount rate represents the estimated credit-adjusted market rate of interest at which we could obtain financing of a similar maturity and seniority.
As part of this agreement, we believe that UPS, the New England Pension Fund and our affected employees have obtained several benefits, including:

•
The old pool of the New England Pension Fund has historically had, and would likely continue to have, funding challenges; this represented a risk to UPS of having to face higher future contribution requirements, as well as a risk to the security of the pension benefits of those UPS employees who participate in the New England Pension Fund. The 50 year fixed payment obligation should improve the funded status of the New England Pension Fund over time, while reducing the risk to UPS of significantly higher future contribution requirements.

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

•
As part of the agreement, we were able to freeze our hourly pension contribution rate to the newly-established pool of the New England Pension Fund for a period of 10 years, which provides cash flow visibility for both UPS and the New England Pension Fund.

The $896 million charge to expense recorded in the third quarter of 2012 is included in "compensation and benefits expense" in the consolidated statement of income, while the corresponding withdrawal liability is included in "other non-current liabilities" on the consolidated balance sheet. We will impute interest on the withdrawal liability using the 4.25% discount rate, while the monthly payments made to the New England Pension Fund will reduce the remaining balance of the withdrawal liability.
Our status in the newly-established pool of the New England Pension Fund is accounted for as the participation in a new multiemployer pension plan, and therefore we will recognize expense based on the contractually-required contribution for each period, and we will recognize a liability for any contributions due and unpaid at the end of a reporting period.
Rate Adjustments
In June 2012, our UPS Freight unit announced a general rate increase averaging 5.9%, covering non-contractual shipments in the United States, Canada and Mexico. The rate adjustment took effect on July 16, 2012, and applies to minimum charge, LTL rates and accessorial charges.
In November 2012, we announced an increase in base rates and changes in our fuel surcharge for package shipments that took effect December 31, 2012, including the following:

•	UPS Ground service rates increased an average net 4.9% through a combination of a 5.9% increase in rates and a 1% reduction in the index used to determine the ground fuel surcharge.

•
UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and international air shipments originating in the United States (including Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard Service) increased an average net 4.5%, through a combination of a 6.5% increase in base rates and a 2% reduction in the index used to determine the air fuel surcharge.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
UPS Next Day Air Freight, UPS 2nd Day Air Freight, and UPS 3 Day Freight rates for shipments within and between the U.S., Canada, and Puerto Rico increased 4.9%. UPS Express Freight rates for shipments originating in the U.S. also increased 4.9%.

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
Accounting Standards Issued But Not Yet Effective
In February 2013, the FASB issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This update is effective for us beginning in the first quarter of 2013.
Other accounting pronouncements issued, but not effective until after December 31, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self-insurance which are discussed further below, were not material to our financial position or results of operations as of, and for the year ended, December 31, 2012. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2012, because a loss is not reasonably estimable.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

None of the reporting units incurred any goodwill impairment charges in 2012, 2011 or 2010. Changes in our forecasts could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. A 10% decrease in the estimated fair value of our reporting units as of our most recent goodwill testing date (October 1, 2012) would not result in a goodwill impairment charge.

Licenses with a carrying value of $5 million as of December 31, 2012 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our remaining recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. No impairments of indefinite-lived or finite-lived intangible assets were recognized in 2012, 2011 or 2010.
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
Workers’ compensation, automobile liability and general liability insurance claims may take several years to completely settle. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve the claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in health care costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Changes in state legislation with respect to workers' compensation can affect the adequacy of our self-insurance accruals. All of these factors can result in revisions to prior actuarial projections and produce a material difference between estimated and actual operating results.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plans' projected benefit obligations) in pension expense annually at December 31st each year. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded on a quarterly basis.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, expected return on assets, and health care cost trend rate for our pension and postretirement benefit plans, and the resulting increase (decrease) on our obligations and expense (excluding the impact of actuarial gains and losses recognized outside of the corridor) as of, and for the year ended, December 31, 2012 (in millions).

	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$(50)	$50
Effect on projected benefit obligation	(1,427)	1,496
Return on Assets:
Effect on ongoing net periodic benefit cost	(58)	58
Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	—	—
Effect on accumulated postretirement benefit obligation	(119)	124
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on accumulated postretirement benefit obligation	14	(17)

Expense is expected to increase in 2013 compared with 2012, due primarily to the decline in the discount rate used to determine expense from 5.58% for 2012 to 4.38% for 2013. This is partially offset by the contributions to the plans in 2012, that increased the expected return on assets used for expense calculation purposes.
Depreciation, Residual Value and Impairment of Fixed Assets
As of December 31, 2012, we had $17.894 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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
In 2012, 2011 and 2010, there were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded in any period.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Allowance for Doubtful Accounts
Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Deterioration in macroeconomic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2012 and 2011 was $127 and $117 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2012, 2011 and 2010 was $155, $147 and $199 million, respectively.

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

Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we periodically use a combination of option contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2012 and 2011, however, we had no commodity option contracts outstanding.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We use a combination of purchased and written options and forward contracts to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 24 months. Additionally, we utilize cross-currency interest rate swaps to hedge the currency risk inherent in the interest and principal payments associated with foreign currency denominated debt obligations. The terms of these swap agreements are commensurate with the underlying debt obligations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

	Shock-Test Result As of December 31,
(in millions)	2012	2011
Change in Fair Value:
Currency Derivatives(1)	$(1)	$(64)
Change in Annual Expense:
Variable Rate Debt(2)	$7	$7
Interest Rate Derivatives(2)	$106	$71

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.

(2)
The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).

The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our marketable securities due to changes in equity prices and interest rates, respectively, was not material as of December 31, 2012 and 2011. The sensitivity in the fair value and interest income of our finance receivables due to changes in interest rates was also not material as of December 31, 2012 and 2011.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/     Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2013

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,327	$3,034
Marketable securities	597	1,241
Accounts receivable, net	6,111	6,246
Deferred income tax assets	583	611
Other current assets	973	1,152
Total Current Assets	15,591	12,284
Property, Plant and Equipment, Net	17,894	17,621
Goodwill	2,173	2,101
Intangible Assets, Net	603	585
Investments and Restricted Cash	307	303
Derivative Assets	535	483
Deferred Income Tax Assets	684	118
Other Non-Current Assets	1,076	1,206
Total Assets	$38,863	$34,701
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,781	$33
Accounts payable	2,278	2,300
Accrued wages and withholdings	1,927	1,843
Self-insurance reserves	763	781
Other current liabilities	1,641	1,557
Total Current Liabilities	8,390	6,514
Long-Term Debt	11,089	11,095
Pension and Postretirement Benefit Obligations	11,068	5,505
Deferred Income Tax Liabilities	48	1,900
Self-Insurance Reserves	1,980	1,806
Other Non-Current Liabilities	1,555	773
Shareowners’ Equity:
Class A common stock (225 and 240 shares issued in 2012 and 2011)	3	3
Class B common stock (729 and 725 shares issued in 2012 and 2011)	7	7
Additional paid-in capital	—	—
Retained earnings	7,997	10,128
Accumulated other comprehensive loss	(3,354)	(3,103)
Deferred compensation obligations	78	88
Less: Treasury stock (1 and 2 shares in 2012 and 2011)	(78)	(88)
Total Equity for Controlling Interests	4,653	7,035
Noncontrolling Interests	80	73
Total Shareowners’ Equity	4,733	7,108
Total Liabilities and Shareowners’ Equity	$38,863	$34,701

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue	$54,127	$53,105	$49,545
Operating Expenses:
Compensation and benefits	33,102	27,575	26,557
Repairs and maintenance	1,228	1,286	1,131
Depreciation and amortization	1,858	1,782	1,792
Purchased transportation	7,354	7,232	6,640
Fuel	4,090	4,046	2,972
Other occupancy	902	943	939
Other expenses	4,250	4,161	3,873
Total Operating Expenses	52,784	47,025	43,904
Operating Profit	1,343	6,080	5,641
Other Income and (Expense):
Investment income	24	44	3
Interest expense	(393)	(348)	(354)
Total Other Income and (Expense)	(369)	(304)	(351)
Income Before Income Taxes	974	5,776	5,290
Income Tax Expense	167	1,972	1,952
Net Income	$807	$3,804	$3,338
Basic Earnings Per Share	$0.84	$3.88	$3.36
Diluted Earnings Per Share	$0.83	$3.84	$3.33

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income	$807	$3,804	$3,338
Change in foreign currency translation adjustment, net of tax	294	(92)	(105)
Change in unrealized gain (loss) on marketable securities, net of tax	—	(6)	39
Change in unrealized gain (loss) on cash flow hedges, net of tax	(82)	35	(39)
Change in unrecognized pension and postretirement benefit costs, net of tax	(463)	(405)	(813)
Comprehensive income	$556	$3,336	$2,420

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$807	$3,804	$3,338
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,858	1,782	1,792
Pension and postretirement benefit expense	5,753	1,660	1,136
Pension and postretirement benefit contributions	(917)	(1,436)	(3,240)
Self-insurance reserves	156	53	45
Deferred taxes, credits and other	(1,199)	241	919
Stock compensation expense	547	524	519
Other (gains) losses	186	245	(13)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(124)	(657)	(532)
Other current assets	10	107	(206)
Accounts payable	(58)	249	265
Accrued wages and withholdings	98	339	98
Other current liabilities	206	186	(284)
Other operating activities	(107)	(24)	(2)
Net cash from operating activities	7,216	7,073	3,835
Cash Flows From Investing Activities:
Capital expenditures	(2,153)	(2,005)	(1,389)
Proceeds from disposals of property, plant and equipment	95	27	304
Purchases of marketable securities	(2,357)	(4,903)	(2,490)
Sales and maturities of marketable securities	2,985	4,490	2,520
Net decrease in finance receivables	101	184	108
Cash received (paid) for business acquisitions and dispositions	(100)	(73)	63
Other investing activities	94	(257)	230
Net cash used in investing activities	(1,335)	(2,537)	(654)
Cash Flows From Financing Activities:
Net change in short-term debt	—	(183)	(481)
Proceeds from long-term borrowings	1,745	279	2,195
Repayments of long-term borrowings	(16)	(191)	(468)
Purchases of common stock	(1,621)	(2,665)	(817)
Issuances of common stock	301	290	218
Dividends	(2,130)	(1,997)	(1,818)
Other financing activities	(96)	(395)	(175)
Net cash used in financing activities	(1,817)	(4,862)	(1,346)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	229	(10)	(7)
Net Increase (Decrease) In Cash And Cash Equivalents	4,293	(336)	1,828
Cash And Cash Equivalents:
Beginning of period	3,034	3,370	1,542
End of period	$7,327	$3,034	$3,370
Cash Paid During The Period For:
Interest (net of amount capitalized)	$381	$248	$340
Income taxes	$1,988	$1,527	$1,312
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
We utilize independent contractors and third-party carriers in the performance of some transportation services. In situations where we act as principal party to the transaction, we recognize revenue on a gross basis; in circumstances where we act as an agent, we recognize revenue net of the cost of the purchased transportation.
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
Our total allowance for doubtful accounts as of December 31, 2012 and 2011 was $127 and $117 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2012, 2011 and 2010 was $155, $147 and $199 million, respectively.
Inventories
Jet fuel, diesel, and unleaded gasoline inventories are valued at the lower of average cost or market. Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Total inventories were $393 and $345 million as of December 31, 2012 and 2011, respectively, and are included in “other current assets” on the consolidated balance sheet.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—6 to 15 years; Aircraft—12 to 30 years; Buildings—20 to 40 years; Leasehold Improvements—terms of leases; Plant Equipment—6 to 8.25 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $18, $17 and $18 million for 2012, 2011, and 2010, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plans' projected benefit obligations) in pension expense annually at December 31st each year. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded on a quarterly basis.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Currency transaction gains and losses, net of hedging, included in other operating expenses were pre-tax gains (losses) of $10, $(1) and $7 million in 2012, 2011 and 2010, respectively.
Stock-Based Compensation
All share-based awards to employees are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We issue employee share-based awards under the UPS Incentive Compensation Plan that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a three or five year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. Compensation cost is recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.
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
Derivative Instruments
All financial derivative instruments are recorded on our consolidated balance sheets at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through income, or are recorded in AOCI until the hedged item is recorded in income. Any portion of a change in a hedge’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting Standards Issued But Not Yet Effective
In February 2013, the FASB issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This update is effective for us beginning in the first quarter of 2013.
Other accounting pronouncements issued, but not effective until after December 31, 2012, are not expected to have a significant impact on our consolidated financial position or results of operations.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial position or results of operations.

NOTE 2. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as available-for-sale at December 31, 2012 and 2011 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2012
Current marketable securities:
U.S. government and agency debt securities	$236	$2	$—	$238
Mortgage and asset-backed debt securities	171	3	—	174
Corporate debt securities	158	5	—	163
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	7	—	—	7
Total marketable securities	$587	$10	$—	$597

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2011
Current marketable securities:
U.S. government and agency debt securities	$184	$3	$—	$187
Mortgage and asset-backed debt securities	188	4	(1)	191
Corporate debt securities	835	4	(2)	837
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	10	1	—	11
Total marketable securities	$1,232	$12	$(3)	$1,241

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross realized gains on sales of marketable securities totaled $15, $49 and $24 million in 2012, 2011, and 2010, respectively. The gross realized losses totaled $6, $20 and $18 million in 2012, 2011, and 2010, respectively. There were no impairment losses recognized on marketable securities during 2012 or 2011, while impairment losses totaled $21 million during 2010 (discussed further below).
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of December 31, 2012. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
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

Maturity Information
The amortized cost and estimated fair value of marketable securities at December 31, 2012, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$37	$37
Due after one year through three years	251	252
Due after three years through five years	49	49
Due after five years	248	257
	585	595
Equity securities	2	2
	$587	$597
Non-Current Investments and Restricted Cash
Restricted cash and cash equivalents relate to our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide cash collateral to the insurance carrier, which is reported in “Investments and Restricted Cash” on our consolidated balance sheets. Additional cash collateral provided is reflected in other investing activities in the statements of consolidated cash flows. This restricted cash is invested in money market funds and similar cash equivalent type assets. As of December 31, 2012 and 2011, we had $288 and $286 million in restricted cash, respectively.
We held a $19 and $17 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at December 31, 2012 and 2011, respectively. This investment is classified as “Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in investment income on the statements of consolidated income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.75% and 7.91% as of December 31, 2012 and 2011, respectively. These inputs and the resulting fair values are updated on a quarterly basis.

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Marketable securities:
U.S. government and agency debt securities	$237	$1	$—	$238
Mortgage and asset-backed debt securities	—	174	—	174
Corporate debt securities	—	163	—	163
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	7	—	7
Total marketable securities	237	360	—	597
Other investments	19	—	163	182
Total	$256	$360	$163	$779

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2011
Marketable securities:
U.S. government and agency debt securities	$187	$—	$—	$187
Mortgage and asset-backed debt securities	—	191	—	191
Corporate debt securities	—	837	—	837
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	11	—	11
Total marketable securities	187	1,054	—	1,241
Other investments	17	—	217	234
Total	$204	$1,054	$217	$1,475

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the years ended December 31, 2012 and 2011 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2011	$138	$267	$405
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(50)	(50)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	(138)	—	(138)
Balance on December 31, 2011	$—	$217	$217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(54)	(54)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2012	$—	$163	$163
NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including both owned assets as well as assets subject to capital leases, consists of the following as of December 31 (in millions):

	2012	2011
Vehicles	$6,344	$5,981
Aircraft	15,164	14,616
Land	1,122	1,114
Buildings	3,138	3,095
Building and leasehold improvements	3,049	2,943
Plant equipment	7,010	6,803
Technology equipment	1,675	1,593
Equipment under operating leases	69	93
Construction-in-progress	470	303
	38,041	36,541
Less: Accumulated depreciation and amortization	(20,147)	(18,920)
	$17,894	$17,621

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceed the fair value. In 2012, 2011 and 2010, there were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded in any period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS
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
Defined Contribution Plans
We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. In early 2009, we suspended the company matching contributions to the primary employee defined contribution plan. A revised program of company matching contributions was reinstated effective January 1, 2011. Matching contributions charged to expense were $83, $80 and $4 million for 2012, 2011 and 2010, respectively.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $80, $76 and $78 million for 2012, 2011 and 2010, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Periodic Cost:
Service cost	$998	$870	$723	$89	$89	$86	$41	$34	$24
Interest cost	1,410	1,309	1,199	208	207	214	41	39	34
Expected return on assets	(1,970)	(1,835)	(1,381)	(18)	(16)	(22)	(47)	(43)	(36)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	—	—
Prior service cost	173	171	172	5	7	4	2	1	1
Actuarial (gain) loss	4,388	736	70	374	—	—	69	91	42
Other	—	—	—	—	—	—	(10)	—	6
Net periodic benefit cost	$4,999	$1,251	$783	$658	$287	$282	$96	$122	$71

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.64%	5.98%	6.58%	5.47%	5.77%	6.43%	4.63%	5.36%	5.84%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A	3.58%	3.57%	3.62%
Expected return on assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	7.20%	7.31%	7.25%
The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	4.42%	5.64%	4.21%	5.47%	4.00%	4.63%
Rate of compensation increase	4.16%	4.50%	N/A	N/A	3.03%	3.58%
A discount rate is used to determine the present value of our future benefit obligations. To determine our discount rate for our U.S. pension and other postretirement benefit plans, we use a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach reflects the process we would employ to settle our pension and postretirement benefit obligations. For our international plans, the discount rate is determined by matching the expected cash flows of a sample plan of similar duration to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. For 2012, each basis point increase in the discount rate decreases the projected benefit obligation by approximately $57 million and $5 million for pension and postretirement medical benefits, respectively. These assumptions are updated each measurement date, which is typically annually.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by country, based on the nature of liabilities and considering the demographic composition of the plan participants.
Health care cost trends are used to project future postretirement benefits payable from our plans. For year-end 2012 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 7.5%, decreasing to 5.0% by the year 2018 and with consistent annual increases at those ultimate levels thereafter.

Assumed health care cost trends can have a significant effect on the amounts reported for the U.S. postretirement medical plans. A one-percent change in assumed health care cost trend rates would have had the following effects on 2012 results (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$4	$(4)
Effect on postretirement benefit obligation	$58	$(69)
Benefit Obligations and Fair Value of Plan Assets
The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of the respective measurement dates in each year (in millions).

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Benefit Obligations:
Projected benefit obligation at beginning of year	$24,386	$21,342	$3,836	$3,597	$841	$680
Service cost	998	870	89	89	41	34
Interest cost	1,410	1,309	208	207	41	39
Gross benefits paid	(774)	(657)	(233)	(219)	(20)	(15)
Plan participants’ contributions	—	—	16	16	4	1
Plan amendments	(2)	3	1	(24)	—	7
Actuarial (gain)/loss	5,850	1,519	495	170	112	99
Foreign currency exchange rate changes	—	—	—	—	24	(4)
Curtailments and settlements	—	—	—	—	(5)	—
Other	—	—	—	—	51	—
Projected benefit obligation at end of year	$31,868	$24,386	$4,412	$3,836	$1,089	$841

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$22,663	$20,092	$174	$233	$613	$561
Actual return on plan assets	2,684	1,956	19	9	56	10
Employer contributions	368	1,272	475	108	74	56
Plan participants’ contributions	—	—	16	16	1	1
Gross benefits paid	(774)	(657)	(233)	(219)	(20)	(15)
Foreign currency exchange rate changes	—	—	—	—	20	—
Curtailments and settlements	—	—	—	—	(4)	—
Other	—	—	9	27	61	—
Fair value of plan assets at end of year	$24,941	$22,663	$460	$174	$801	$613

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our balance sheet as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2012	2011	2012	2011	2012	2011
Funded Status:
Fair value of plan assets	$24,941	$22,663	$460	$174	$801	$613
Benefit obligation	(31,868)	(24,386)	(4,412)	(3,836)	(1,089)	(841)
Funded status recognized at December 31	$(6,927)	$(1,723)	$(3,952)	$(3,662)	$(288)	$(228)
Funded Status Amounts Recognized in our Balance Sheet:
Other non-current assets	$—	$—	$—	$—	$26	$1
Other current liabilities	(14)	(13)	(108)	(93)	(3)	(3)
Pension and postretirement benefit obligations	(6,913)	(1,710)	(3,844)	(3,569)	(311)	(226)
Net liability at December 31	$(6,927)	$(1,723)	$(3,952)	$(3,662)	$(288)	$(228)
Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(1,318)	$(1,492)	$(79)	$(82)	$(13)	$(14)
Unrecognized net actuarial loss	(3,187)	(2,439)	(441)	(307)	(86)	(52)
Gross unrecognized cost at December 31	(4,505)	(3,931)	(520)	(389)	(99)	(66)
Deferred tax asset at December 31	1,694	1,479	196	146	26	16
Net unrecognized cost at December 31	$(2,811)	$(2,452)	$(324)	$(243)	$(73)	$(50)
The accumulated benefit obligation for our pension plans as of the measurement dates in 2012 and 2011 was $30.350 and $23.307 billion, respectively.
Benefit payments under the pension plans include $16 and $14 million paid from employer assets in both 2012 and 2011. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $110 and $108 million paid from employer assets in 2012 and 2011, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
At December 31, 2012 and 2011, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2012	2011	2012	2011
U.S. Pension Benefits
Projected benefit obligation	$31,868	$24,386	$31,868	$7,499
Accumulated benefit obligation	29,382	22,574	29,382	7,395
Fair value of plan assets	24,941	22,663	24,941	6,646
International Pension Benefits
Projected benefit obligation	$1,028	$814	$678	$499
Accumulated benefit obligation	917	714	606	448
Fair value of plan assets	723	594	388	296
The accumulated postretirement benefit obligation exceeds plan assets for all of our U.S. postretirement medical benefit plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair values of U.S. pension and postretirement benefit plan assets by asset category as of December 31, 2012 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2012	Target Allocation 2012
Asset Category:
Cash and cash equivalents	$103	$139	$—	$242	0.9%	0-5
Equity Securities:
U.S. Large Cap	2,548	2,162	—	4,710
U.S. Small Cap	450	31	—	481
Emerging Markets	1,160	123	—	1,283
Global Equity	2,242	—	—	2,242
International Equity	442	694	—	1,136
Total Equity Securities	6,842	3,010	—	9,852	38.8	35-55
Fixed Income Securities:
U.S. Government Securities	4,008	443	—	4,451
Corporate Bonds	9	3,113	138	3,260
Global Bonds	—	457	—	457
Municipal Bonds	—	83	—	83
Total Fixed Income Securities	4,017	4,096	138	8,251	32.5	25-35
Other Investments:
Hedge Funds	—	—	2,829	2,829	11.1	5-15
Private Equity	—	—	1,416	1,416	5.6	1-10
Real Estate	177	23	1,039	1,239	4.9	1-10
Structured Products(1)	—	210	—	210	0.8	0-5
Other(2)	—	—	1,362	1,362	5.4	1-10
Total U.S. Plan Assets	$11,139	$7,478	$6,784	$25,401	100.0%

(1) Represents mortgage and asset-backed securities.
(2) Represents global balanced-risk commingled funds, consisting primarily of equity, bonds, and some currencies and commodities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. pension and postretirement benefit plan assets by asset category as of December 31, 2011 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2011	Target Allocation 2011
Asset Category:
Cash and cash equivalents	$74	$1	$—	$75	0.3%	0-5
Equity Securities:
U.S. Large Cap	2,264	2,460	—	4,724
U.S. Small Cap	706	27	—	733
Emerging Markets	533	264	—	797
Global Equity	1,115	12	—	1,127
International Equity	810	1,091	—	1,901
Total Equity Securities	5,428	3,854	—	9,282	40.7	35-55
Fixed Income Securities:
U.S. Government Securities	3,374	1,131	—	4,505
Corporate Bonds	9	3,462	80	3,551
Global Bonds	38	69	—	107
Municipal Bonds	—	121	—	121
Total Fixed Income Securities	3,421	4,783	80	8,284	36.3	20-40
Other Investments:
Hedge Funds	—	—	2,132	2,132	9.3	5-15
Private Equity	—	—	1,354	1,354	5.9	1-10
Real Estate	151	—	948	1,099	4.8	1-10
Other(1)	—	—	611	611	2.7	1-10
Total U.S. Plan Assets	$9,074	$8,638	$5,125	$22,837	100.0%

(1) Represents global balanced-risk commingled funds, consisting primarily of equity, bonds, and some currencies and commodities.
There were no UPS class A or B shares of common stock directly held in plan assets as of December 31, 2012 or December 31, 2011.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2012 and 2011, $2.960 and $3.895 billion of plan assets are held in commingled stock funds that hold U.S. and international public market securities. The plans held the right to liquidate positions in these commingled stock funds at any time, subject only to a brief notification period. No unfunded commitments existed with respect to these commingled stock funds at December 31, 2012.
As of December 31, 2012 and 2011, the plans hold $2.455 and $2.302 billion of investments in limited partnership interests in various private equity and real estate funds. Limited provision exists for the redemption of these interests by the general partners that invest in these funds until the end of the term of the partnerships, typically ranging between 12 and 18 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. At December 31, 2012, unfunded commitments to such limited partnerships totaling approximately $626 million are expected to be contributed over the remaining investment period, typically ranging between three and six years.
As of December 31, 2012 and 2011, $4.191 and $2.743 billion of plan investments are held in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while other funds allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to these hedge funds as of December 31, 2012.
The following tables presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2012 and 2011 (in millions):

	Corporate Bonds	Hedge Funds	Real Estate	Private Equity	Other	Total
Balance on January 1, 2011	$193	$1,765	$789	$1,309	$258	$4,314
Actual Return on Assets:
Assets Held at End of Year	(14)	69	144	145	53	397
Assets Sold During the Year	3	22	5	—	—	30
Purchases	57	457	150	164	300	1,128
Sales	(159)	(181)	(140)	(264)	—	(744)
Settlements	—	—	—	—	—	—
Transfers Into (Out of) Level 3	—	—	—	—	—	—
Balance on December 31, 2011	$80	$2,132	$948	$1,354	$611	$5,125
Actual Return on Assets:
Assets Held at End of Year	1	59	85	163	151	459
Assets Sold During the Year	(3)	5	4	—	—	6
Purchases	71	1,300	144	184	600	2,299
Sales	(11)	(667)	(142)	(285)	—	(1,105)
Settlements	—	—	—	—	—	—
Transfers Into (Out of) Level 3	—	—	—	—	—	—
Balance on December 31, 2012	$138	$2,829	$1,039	$1,416	$1,362	$6,784

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value disclosures above have not been provided for our international pension benefit plans since asset allocations are determined and managed at the individual country level. In general, the asset allocations for these plans were approximately 56% in equity securities, 34% in debt securities and 10% in other securities in 2012 (approximately 55%, 35%, and 10% in 2011, respectively). The amount of assets having significant unobservable inputs (Level 3), if any, in these plans would be immaterial to our financial statements.
Accumulated Other Comprehensive Income
The estimated amounts of prior service cost in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2013 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Prior service cost / (benefit)	$172	$4	$2
Expected Cash Flows
Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Employer Contributions:
2013 (expected) to plan trusts	$—	$—	$76
2013 (expected) to plan participants	14	111	3
Expected Benefit Payments:
2013	$798	$255	$20
2014	887	237	22
2015	978	254	25
2016	1,076	271	27
2017	1,182	288	30
2018 - 2022	7,815	1,575	199
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MULTIEMPLOYER EMPLOYEE BENEFIT PLANS
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

The discussion that follows sets forth the financial impact on our results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010 from our participation in multiemployer benefit plans. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics and increased benefits to participants. However, all surcharges are subject to the collective bargaining process. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity would result from our participation in these plans.
The number of employees covered by our multiemployer plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of 2012, 2011 and 2010 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans for the periods ended December 31, 2012, 2011 and 2010, and sets forth our calendar year contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2012 and 2011 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2012, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented.
Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rate are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2013, with the exception of the Automotive Industries Pension Plan and the IAM National Pension Fund / National Pension Plan which both have a July 31, 2014 expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2012, 2011 and 2010 (as disclosed in the Form 5500 for each respective plan).
Certain plans have been aggregated in the “All Other Multiemployer Pension Plans” line in the following table, as the contributions to each of these individual plans are not material.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/	(in millions) UPS Contributions			Surcharge
Pension Fund	Number	2012	2011	Implemented	2012	2011	2010	Imposed
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes/Implemented	$4	$4	$3	No
Automotive Industries Pension Plan	94-1133245-001	Red	Red	Yes/Implemented	4	4	4	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Yellow	Green	Yes/Implemented	29	27	26	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Green	Green	No	9	8	8	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes/Implemented	5	5	4	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Green	Green	No	24	25	24	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Yellow	No	75	74	70	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Red	Yellow	Yes/Implemented	46	58	56	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Red	Red	Yes/Implemented	87	84	84	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	26	26	24	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/Implemented	124	124	112	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes/Implemented	65	57	52	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Yes/Implemented	44	41	39	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Yellow	Yellow	Yes/Implemented	44	41	38	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	Yes/Implemented	36	33	31	No
Teamsters Negotiated Pension Plan	43-6196083-001	Red	Red	Yes/Implemented	24	22	20	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Yellow	Yellow	Yes/Implemented	14	12	12	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Red	Red	Yes/Implemented	62	57	59	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	520	476	449	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes/Implemented	24	21	20	No
All Other Multiemployer Pension Plans					59	44	51
				Total Contributions	$1,325	$1,243	$1,186

In the third quarter of 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("New England Pension Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflects a decision by the New England Pension Fund's trustees to restructure the fund through plan amendments to utilize a "two pool approach", which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the New England Pension Fund of which it had historically been a participant, and reenter the New England Pension Fund's newly-established pool as a new employer.
Upon ratification of the agreement by the Teamsters in September 2012, we withdrew from the original pool of the New England Pension Fund and incurred an undiscounted withdrawal liability of $2.162 billion to be paid in equal monthly installments over 50 years. The undiscounted withdrawal liability was calculated by independent actuaries employed by the New England Pension Fund, in accordance with the governing plan documents and the applicable requirements of the Employee Retirement Income Security Act of 1974. During 2012, we recorded a charge to expense to establish an $896 million withdrawal liability on our consolidated balance sheet, which represents the present value of the $2.162 billion future payment obligation discounted at a 4.25% interest rate. This discount rate represents the estimated credit-adjusted market rate of interest at which we could obtain financing of a similar maturity and seniority. As this agreement is not a contribution to the plan, the amounts reflected in the previous table do not include this $896 million non-cash transaction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	(in millions) UPS Contributions
Health and Welfare Fund	2012	2011	2010
Bay Area Delivery Drivers	$28	$27	$26
Central Pennsylvania Teamsters Health & Pension Fund	19	18	17
Central States, South East & South West Areas Health and Welfare Fund	471	452	441
Delta Health Systems—East Bay Drayage Drivers	24	17	15
Employer—Teamster Local Nos. 175 & 505	8	8	7
Joint Council #83 Health & Welfare Fund	25	25	25
Local 191 Teamsters Health Fund	9	9	9
Local 401 Teamsters Health & Welfare Fund	6	6	5
Local 804 Welfare Trust Fund	62	58	54
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	29	28	27
Montana Teamster Employers Trust	6	6	6
New York State Teamsters Health & Hospital Fund	44	41	40
North Coast Benefit Trust	7	7	7
Northern California General Teamsters (DELTA)	75	73	70
Northern New England Benefit Trust	33	32	31
Oregon / Teamster Employers Trust	27	27	25
Teamsters 170 Health & Welfare Fund	12	12	12
Teamsters Benefit Trust	32	29	27
Teamsters Local 251 Health & Insurance Plan	10	10	10
Teamsters Local 404 Health & Insurance Plan	6	6	6
Teamsters Local 638 Health Fund	29	28	27
Teamsters Local 639—Employers Health & Pension Trust Funds	22	22	21
Teamsters Local 671 Health Services & Insurance Plan	12	13	12
Teamsters Union 25 Health Services & Insurance Plan	36	34	33
Teamsters Union Local 677 Health Services & Insurance Plan	8	8	7
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	13	12	12
Utah-Idaho Teamsters Security Fund	16	15	15
Washington Teamsters Welfare Trust	32	30	27
All Other Multiemployer Health and Welfare Plans	55	50	52
Total Contributions	$1,156	$1,103	$1,066

NOTE 6. BUSINESS ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
Balance on January 1, 2011	$—	$377	$1,704	$2,081
Acquired	—	—	46	46
Currency / Other	—	(16)	(10)	(26)
Balance on December 31, 2011	$—	$361	$1,740	$2,101
Acquired	—	67	—	67
Currency / Other	—	2	3	5
Balance on December 31, 2012	$—	$430	$1,743	$2,173
Business Acquisitions
The increase in goodwill within the International Package segment in 2012 was due to the February acquisition of Kiala S.A. (“Kiala”), a Belgium-based developer of a platform that enables e-commerce retailers to offer their shoppers the option of having goods delivered to a convenient retail location. Kiala currently operates in Belgium, France, Luxembourg, the Netherlands and Spain. The acquisition broadens our service portfolio for business-to-consumer deliveries.
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

We did not have any goodwill impairment charges in 2012, 2011 or 2010. Cumulatively, our Supply Chain & Freight reporting segment has recorded goodwill impairment charges of $622 million, while our International and U.S. Domestic Package segments have not recorded any impairment charges.

Intangible Assets
The following is a summary of intangible assets at December 31, 2012 and 2011 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period (in years)
December 31, 2012
Trademarks, licenses, patents, and other	$163	$(80)	$83	5.5
Customer lists	131	(79)	52	11.5
Franchise rights	117	(64)	53	20.0
Capitalized software	2,197	(1,782)	415	3.1
Total Intangible Assets, Net	$2,608	$(2,005)	$603	4.4
December 31, 2011
Trademarks, licenses, patents, and other	$146	$(54)	$92
Customer lists	120	(66)	54
Franchise rights	109	(58)	51
Capitalized software	2,014	(1,626)	388
Total Intangible Assets, Net	$2,389	$(1,804)	$585
Licenses with a carrying value of $5 million as of December 31, 2012 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable. There were no impairments of any finite-lived or indefinite-lived intangible assets in 2012, 2011 or 2010.
Amortization of intangible assets was $244, $228 and $224 million during 2012, 2011 or 2010, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2012 for the next five years is as follows (in millions): 2013—$252; 2014—$168; 2015—$94; 2016—$14; 2017—$13. Amortization expense in future periods will be affected by business acquisitions, software development, licensing agreements, sponsorships and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT AND FINANCING ARRANGEMENTS
The following table sets forth the principal amount, maturity or range of maturities, as well as the carrying value of our debt obligations, as of December 31, 2012 and 2011 (in millions). The carrying value of these debt obligations can differ from the principal amount due to the impact of unamortized discounts or premiums and valuation adjustments resulting from interest rate swap hedging relationships.

	Principal		Carrying Value
	Amount	Maturity	2012	2011
Commercial paper	$—		$—	$—
Fixed-rate senior notes:
4.50% senior notes	1,750	2013	1,751	1,778
3.875% senior notes	1,000	2014	1,033	1,050
1.125% senior notes	375	2017	373	—
5.50% senior notes	750	2018	851	841
5.125% senior notes	1,000	2019	1,140	1,119
3.125% senior notes	1,500	2021	1,655	1,641
2.45% senior notes	1,000	2022	996	—
6.20% senior notes	1,500	2038	1,480	1,480
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	—
8.375% Debentures:
8.375% debentures	424	2020	512	504
8.375% debentures	276	2030	284	284
Pound Sterling Notes:
5.50% notes	107	2031	103	99
5.13% notes	734	2050	699	678
Floating rate senior notes	378	2049 – 2053	374	376
Capital lease obligations	440	2013 – 3004	440	469
Facility notes and bonds	320	2015 – 2036	320	320
Other debt	3	2013 - 2022	3	—
Total debt	$12,432		12,870	11,128
Less: current maturities			(1,781)	(33)
Long-term debt			$11,089	$11,095
Commercial Paper
We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. No amounts were outstanding under these programs as of December 31, 2012. The amount of commercial paper outstanding under these programs in 2013 is expected to fluctuate.
Fixed Rate Senior Notes
We have completed several offerings of fixed rate senior notes. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. We subsequently entered into interest rate swaps on several of these notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on these notes, including the impact of the interest rate swaps, for 2012 and 2011, respectively, were as follows:

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Principal		Average Effective Interest Rate
	Value	Maturity	2012	2011
4.50% senior notes	1,750	2013	2.51%	2.39%
3.875% senior notes	1,000	2014	1.14%	0.99%
1.125% senior notes	375	2017	0.57%	—%
5.50% senior notes	750	2018	2.71%	2.53%
5.125% senior notes	1,000	2019	2.20%	2.04%
3.125% senior notes	1,500	2021	1.28%	0.52%
2.45% senior notes	1,000	2022	0.86%	—%
8.375% Debentures
The 8.375% debentures consist of two separate tranches, as follows:

•
$276 million of the debentures have a maturity of April 1, 2030. These debentures have an 8.375% interest rate until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. These debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest.

•	$424 million of the debentures have a maturity of April 1, 2020. These debentures are not subject to redemption prior to maturity.
Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. We subsequently entered into interest rate swaps on the 2020 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the 2020 notes, including the impact of the interest rate swaps, for 2012 and 2011 was 5.73% and 5.97%, respectively.
Floating Rate Senior Notes
The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rate for 2012 and 2011 was 0.00% for both years. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053. In 2012 and 2011, we redeemed notes with a principal value of $2 and $10 million, respectively, after put options were exercised by the note holders.

Capital Lease Obligations
We have certain property, plant and equipment subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of our property, plant and equipment subject to capital leases is as follows as of December 31 (in millions):

	2012	2011
Vehicles	$63	$35
Aircraft	2,282	2,282
Buildings	65	24
Plant Equipment	2	2
Technology Equipment	3	1
Accumulated amortization	(611)	(457)
	$1,804	$1,887
These capital lease obligations have principal payments due at various dates from 2013 through 3004.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility Notes and Bonds
We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•
Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2012 and 2011 were 0.15% and 0.11%, respectively.

•
Bonds with a principal balance of $42 million and due in November 2036 issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds bear interest at a variable rate, and the average interest rates for 2012 and 2011 were 0.15% and 0.11%, respectively.

•
Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•
Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2012 and 2011 were 0.13% and 0.11%, respectively.

Pound Sterling Notes
The Pound Sterling notes consist of two separate tranches, as follows:

•	Notes with a principal amount of £66 million accrue interest at a 5.50% fixed rate, and are due in February 2031. These notes are not callable.

•
Notes with a principal amount of £455 million accrue interest at a 5.13% fixed rate, and are due in February 2050. These notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points and accrued interest.

We maintain cross-currency interest rate swaps to hedge the foreign currency risk associated with the bond cash flows for both tranches of these bonds. The average fixed interest rate payable on the swaps is 5.72%.
Contractual Commitments
We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2038. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $619, $629 and $615 million for 2012, 2011 and 2010, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2013	$55	$342	$1,750	$629
2014	52	271	1,000	103
2015	50	203	101	22
2016	49	145	1	14
2017	48	118	375	7
After 2017	426	358	8,765	—
Total	680	$1,437	$11,992	$775
Less: imputed interest	(240)
Present value of minimum capitalized lease payments	440
Less: current portion	(31)
Long-term capitalized lease obligations	$409
As of December 31, 2012, we had outstanding letters of credit totaling approximately $1.369 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2012, we had $584 million of surety bonds written.
Available Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on April 11, 2013. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2012.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on April 12, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to Citibank’s publicly announced base rate, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%. The applicable margin for advances bearing interest based on the base rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2012 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2012, 10% of net tangible assets is equivalent to $2.770 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. Additionally, we are required to maintain a minimum net worth, as defined, of $5.0 billion on a quarterly basis. As of December 31, 2012, our net worth, as defined, was equivalent to $8.007 billion. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $14.658 and $12.035 billion as of December 31, 2012 and 2011, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
NOTE 8. LEGAL PROCEEDINGS AND CONTINGENCIES
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from whatever remaining aspects of this case proceeds, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The case is scheduled to go to trial in August 2013. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) discovery is ongoing; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In Canada, four purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006 and 2013). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The motion to authorize the 2006 Québec litigation as a class action was dismissed by the motions judge in October 2012; there was no appeal, which ended that case in our favor. The 2013 Québec litigation is in the earliest stages. We deny all liability and are vigorously defending the two outstanding cases. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of these matters. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
Other Matters
In May and December 2007 and August 2008 we received and responded to grand jury subpoenas from the DOJ in the Northern District of California in connection with an investigation by the Drug Enforcement Administration. We also have responded to informal requests for information in connection with this investigation, which relates to transportation of packages on behalf of online pharmacies that may have operated illegally. We have been cooperating with this investigation and are exploring the possibility of resolving this matter, which could include our undertaking further enhancements to our compliance program and a payment. Such a payment may exceed the amounts previously accrued with respect to this matter, but we do not expect that the amount of such additional loss would have a material adverse effect on our financial condition, results of operations or liquidity.
We received a grand jury subpoena from the Antitrust Division of the DOJ regarding the DOJ's investigation into certain pricing practices in the freight forwarding industry in December 2007. In January 2013, we received a letter from the DOJ confirming that it is not pursuing a case against UPS with respect to the investigation.
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations. In November 2012, we also received a request for information related to similar matters from authorities in Singapore.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We intend to file another motion to dismiss, and to otherwise vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint once but has not considered the adequacy of the amended complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.
Tax Matters
In June 2011, we received an IRS Revenue Agent Report (RAR) covering excise taxes for tax years 2003 through 2007, in addition to the income tax matters described in note 12. The excise tax RAR proposed two alternate theories for asserting additional excise tax on transportation of property by air. We disagreed with these proposed excise tax theories and related adjustments. We filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
In the third quarter of 2012, following the Appeals Opening Conference in July 2012, we had settlement discussions which we expect will lead to a complete resolution of all excise tax matters and correlative income tax refund claims for the 2003 through 2007 tax years within the next twelve months. We do not believe the ultimate resolution of these matters will have a material effect on our financial condition, results of operations or liquidity.

NOTE 9. SHAREOWNERS’ EQUITY
Capital Stock, Additional Paid-In Capital, and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company’s founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of December 31, 2012, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2012, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2012		2011		2010
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	240	$3	258	$3	285	$3
Common stock purchases	(9)	—	(7)	—	(6)	—
Stock award plans	8	—	7	—	6	—
Common stock issuances	3	—	3	—	3	—
Conversions of class A to class B common stock	(17)	—	(21)	—	(30)	—
Class A shares issued at end of year	225	$3	240	$3	258	$3
Class B Common Stock
Balance at beginning of year	725	$7	735	$7	711	$7
Common stock purchases	(13)	—	(31)	—	(6)	—
Conversions of class A to class B common stock	17	—	21	—	30	—
Class B shares issued at end of year	729	$7	725	$7	735	$7
Additional Paid-In Capital
Balance at beginning of year		$—		$—		$2
Stock award plans		444		388		398
Common stock purchases		(943)		(475)		(649)
Common stock issuances		293		287		249
Option Premiums Received (Paid)		206		(200)		—
Balance at end of year		$—		$—		$—
Retained Earnings
Balance at beginning of year		$10,128		$10,604		$9,335
Net income attributable to controlling interests		807		3,804		3,338
Dividends ($2.28, $2.08 and $1.88 per share)		(2,243)		(2,086)		(1,909)
Common stock purchases		(695)		(2,194)		(160)
Balance at end of year		$7,997		$10,128		$10,604
For the years ended December 31, 2012, 2011 and 2010, we repurchased a total of 21.8, 38.7 and 12.4 million shares of class A and class B common stock for $1.638 billion, $2.669 billion and $809 million, respectively. On May 3, 2012, the Board of Directors approved a share repurchase authorization of $5.0 billion, which replaced an authorization previously announced in 2008. As of December 31, 2012, we had $3.970 billion of this share repurchase authorization remaining. On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced the 2012 authorization. This new share repurchase authorization has no expiration date.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. During 2012, we did not pay premiums on options for the purchase of shares; however, we received $206 million in premiums for options that were entered into during 2011 that expired during 2012. During 2011, we settled options that resulted in the repurchase of 0.8 million shares at $65.11 per share, as well as the receipt of $6 million in premiums (in excess of our initial investment).
Accumulated Other Comprehensive Income (Loss)
We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
Foreign currency translation gain (loss):
Balance at beginning of year	$(160)	$(68)	$37
Aggregate adjustment for the year (net of tax effect of $(9), $11 and $(34))	294	(92)	(105)
Balance at end of year	134	(160)	(68)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	6	12	(27)
Current period changes in fair value (net of tax effect of $4, $11 and $17)	6	18	30
Reclassification to earnings (net of tax effect of $(3), $(14) and $6)	(6)	(24)	9
Balance at end of year	6	6	12
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	(204)	(239)	(200)
Current period changes in fair value (net of tax effect of $(25), $(16) and $(4))	(43)	(26)	(7)
Reclassification to earnings (net of tax effect of $(24), $37 and $(19))	(39)	61	(32)
Balance at end of year	(286)	(204)	(239)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(2,745)	(2,340)	(1,527)
Reclassification to earnings (net of tax effect of $1,876, $378 and $150)	3,135	628	245
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(2,151), $(622) and $(633))	(3,598)	(1,033)	(1,058)
Balance at end of year	(3,208)	(2,745)	(2,340)
Accumulated other comprehensive income (loss) at end of year	$(3,354)	$(3,103)	$(2,635)
Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	2012		2011		2010
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$88		$103		$108
Reinvested dividends		3		4		4
Options exercise deferrals		—		—		1
Benefit payments		(13)		(19)		(10)
Balance at end of year		$78		$88		$103
Treasury Stock
Balance at beginning of year	(2)	$(88)	(2)	$(103)	(2)	$(108)
Reinvested dividends	—	(3)	—	(4)	—	(4)
Options exercise deferrals	—	—	—	—	—	(1)
Benefit payments	1	13	—	19	—	10
Balance at end of year	(1)	$(78)	(2)	$(88)	(2)	$(103)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments, the largest of which relates to a joint venture that operates in the Middle East, Turkey, and portions of the Central Asia region. The activity related to our noncontrolling interests is presented below (in millions):

	2012	2011	2010
Noncontrolling Interests
Balance at beginning of period	$73	$68	$66
Acquired noncontrolling interests	7	5	2
Dividends attributable to noncontrolling interests	—	—	—
Net income attributable to noncontrolling interests	—	—	—
Balance at end of period	$80	$73	$68
NOTE 10. STOCK-BASED COMPENSATION
Incentive Compensation Plan
The UPS Incentive Compensation Plan permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and units, to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 27 million. Each share issued pursuant to an option and each share issued subject to the exercised portion of a stock appreciation right will reduce the share reserve by one share. Each share issued pursuant to restricted stock and stock units, and restricted performance shares and units, will reduce the share reserve by one share. As of December 31, 2012, stock options, restricted performance units and restricted stock units had been granted under the Incentive Compensation Plan. We had 27 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2012.
Management Incentive Award
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we had the following Restricted Units outstanding, including reinvested dividends:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2012	15,839	$62.98
Vested	(8,914)	63.99
Granted	7,423	77.21
Reinvested Dividends	568	N/A
Forfeited / Expired	(272)	67.51
Nonvested at December 31, 2012	14,644	$68.71	1.57	$1,080
Restricted Units Expected to Vest	14,172	$68.61	1.55	$1,045
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2012, 2011 and 2010 was $77.21, $69.53 and $66.36, respectively. The total fair value of Restricted Units vested was $627, $557 and $523 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $571 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted average period of 3 years and 1 month.
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
The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	13,199	$70.18
Exercised	(2,778)	63.50
Granted	187	76.94
Forfeited / Expired	(13)	82.74
Outstanding at December 31, 2012	10,595	$72.04	3.03	$34
Options Vested and Expected to Vest	10,595	$72.04	3.03	$34
Exercisable at December 31, 2012	10,115	$72.09	2.79	$32

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options, are as follows:

	2012	2011	2010
Expected dividend yield	2.77%	2.77%	2.70%
Risk-free interest rate	1.63%	2.90%	3.30%
Expected life in years	7.5	7.5	7.5
Expected volatility	25.06%	24.26%	23.59%
Weighted average fair value of options granted	$14.88	$15.92	$14.83

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We received cash of $122, $92 and $60 million during 2012, 2011 and 2010, respectively, from option holders resulting from the exercise of stock options. We received a tax benefit of $3, $6 and $4 million during 2012, 2011 and 2010, respectively, from the exercise of stock options, which is reported as cash from financing activities in the cash flow statement.
The total intrinsic value of options exercised during 2012, 2011 and 2010 was $39, $31 and $18 million, respectively. As of December 31, 2012, there was $2 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 4 months.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$50.01 - $60.00	211	6.35	$55.83	133	$55.83
$60.01 - $70.00	1,337	1.20	62.98	1,257	62.72
$70.01 - $80.00	6,858	3.19	71.47	6,536	71.27
$80.01 - $90.00	2,189	3.33	80.92	2,189	80.92
	10,595	3.03	$72.04	10,115	$72.09
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 1.2, 1.3 and 1.5 million shares at average prices of $72.17, $66.86 and $57.98 per share during 2012, 2011, and 2010, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2012	2011	2010
Revenue:
U.S. Domestic Package	$32,856	$31,717	$29,742
International Package	12,124	12,249	11,133
Supply Chain & Freight	9,147	9,139	8,670
Consolidated	$54,127	$53,105	$49,545
Operating Profit:
U.S. Domestic Package	$459	$3,764	$3,238
International Package	869	1,709	1,831
Supply Chain & Freight	15	607	572
Consolidated	$1,343	$6,080	$5,641
Assets:
U.S. Domestic Package	$19,934	$19,300	$18,425
International Package	11,248	6,729	6,228
Supply Chain & Freight	6,610	6,588	6,283
Unallocated	1,071	2,084	2,661
Consolidated	$38,863	$34,701	$33,597
Depreciation and Amortization Expense:
U.S. Domestic Package	$1,220	$1,154	$1,174
International Package	475	474	443
Supply Chain & Freight	163	154	175
Consolidated	$1,858	$1,782	$1,792
Revenue by product type for the years ended December 31 is as follows (in millions):

	2012	2011	2010
U.S. Domestic Package:
Next Day Air	$6,412	$6,229	$5,835
Deferred	3,392	3,299	2,975
Ground	23,052	22,189	20,932
Total U.S. Domestic Package	32,856	31,717	29,742
International Package:
Domestic	2,531	2,628	2,365
Export	9,033	9,056	8,234
Cargo	560	565	534
Total International Package	12,124	12,249	11,133
Supply Chain & Freight:
Forwarding and Logistics	5,977	6,103	6,022
Freight	2,640	2,563	2,208
Other	530	473	440
Total Supply Chain & Freight	9,147	9,139	8,670
Consolidated	$54,127	$53,105	$49,545

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2012	2011	2010
United States:
Revenue	$40,428	$39,347	$36,795
Long-lived assets	$16,262	$16,085	$16,693
International:
Revenue	$13,699	$13,758	$12,750
Long-lived assets	$5,312	$5,220	$5,047
Consolidated:
Revenue	$54,127	$53,105	$49,545
Long-lived assets	$21,574	$21,305	$21,740
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.
No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue for the years ended December 31, 2012, 2011 or 2010.
NOTE 12. INCOME TAXES
The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2012	2011	2010
Current:
U.S. Federal	$1,901	$1,371	$776
U.S. State and Local	182	121	119
Non-U.S.	167	166	161
Total Current	2,250	1,658	1,056
Deferred:
U.S. Federal	(1,871)	262	828
U.S. State and Local	(201)	44	98
Non-U.S.	(11)	8	(30)
Total Deferred	(2,083)	314	896
Total	$167	$1,972	$1,952
Income before income taxes includes the following components (in millions):

	2012	2011	2010
United States	$384	$5,309	$4,586
Non-U.S.	590	467	704
	$974	$5,776	$5,290

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	—	2.0	2.4
Non-U.S. tax rate differential	(6.1)	(0.4)	(0.7)
Nondeductible/nontaxable items	(0.4)	(0.1)	0.3
U.S. federal tax credits	(7.4)	(1.7)	(1.9)
Other	(4.0)	(0.7)	1.8
Effective income tax rate	17.1%	34.1%	36.9%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our effective tax rate declined to 17.1% in 2012 compared with 34.1% in 2011 largely due to the significance of U.S. Federal tax credits and the proportion of taxable income in certain non-U.S. jurisdictions relative to total pre-tax income.
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
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which is effective through December 31, 2017 and may be extended through December 31, 2022 if additional requirements are satisfied. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $22 million, or $0.02 per share, for 2012.
Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2012	2011
Property, plant and equipment	$(3,624)	$(3,607)
Goodwill and intangible assets	(1,035)	(951)
Other	(617)	(554)
Deferred tax liabilities	(5,276)	(5,112)
Pension and postretirement benefits	4,608	2,106
Loss and credit carryforwards (non-U.S. and state)	258	259
Insurance reserves	737	696
Vacation pay accrual	209	208
Stock compensation	159	211
Other	708	635
Deferred tax assets	6,679	4,115
Deferred tax assets valuation allowance	(220)	(205)
Deferred tax asset (net of valuation allowance)	6,459	3,910
Net deferred tax asset (liability)	$1,183	$(1,202)

Amounts recognized in the consolidated balance sheets:
Current deferred tax assets	$583	$611
Current deferred tax liabilities (included in other current liabilities)	(36)	(31)
Non-current deferred tax assets	684	118
Non-current deferred tax liabilities	(48)	(1,900)
Net deferred tax asset (liability)	$1,183	$(1,202)
The valuation allowance increased by $15, $2 and $30 million during the years ended December 31, 2012, 2011 and 2010, respectively.
We have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2012	2011
U.S. state and local operating loss carryforwards	$608	$859
U.S. state and local credit carryforwards	$61	$77
The operating loss carryforwards expire at varying dates through 2032. The state credits can be carried forward for periods ranging from three years to indefinitely.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also have non-U.S. loss carryforwards of approximately $842 million as of December 31, 2012, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.
Undistributed earnings of foreign subsidiaries amounted to approximately $3.575 billion at December 31, 2012. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2010	$266	$86	$8
Additions for tax positions of the current year	16	—	—
Additions for tax positions of prior years	45	25	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(27)	(10)	(3)
Settlements during the period	(6)	(3)	—
Lapses of applicable statute of limitations	(10)	(3)	—
Balance at December 31, 2010	284	95	7
Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	17	6	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(50)	(9)	(2)
Settlements during the period	(11)	(19)	(1)
Lapses of applicable statute of limitations	(1)	—	(1)
Balance at December 31, 2011	252	73	3
Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	7	9	1
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(22)	(18)	—
Settlements during the period	(3)	(7)	—
Lapses of applicable statute of limitations	(15)	(4)	—
Balance at December 31, 2012	$232	$53	$4
The total amount of gross unrecognized tax benefits as of December 31, 2012, 2011 and 2010 that, if recognized, would affect the effective tax rate was $224, $247 and $283 million, respectively. We also had gross recognized tax benefits of $280, $291 and $326 million recorded as of December 31, 2012, 2011 and 2010, respectively, associated with outstanding refund claims for prior tax years. Therefore, we had a net receivable recorded with respect to prior years’ income tax matters in the accompanying consolidated balance sheets. Additionally, we have recognized a receivable for interest of $23, $27 and $32 million for the recognized tax benefits associated with outstanding refund claims as of December 31, 2012, 2011 and 2010, respectively. Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, we received an IRS Revenue Agent Report (RAR) covering income taxes for tax years 2005 through 2007, in addition to the excise tax matters described in note 8. The income tax RAR proposed adjustments related to the value of acquired software and intangibles, research credit expenditures, and the amount of deductible costs associated with our British Pound Sterling Notes exchange offer completed in May 2007. Receipt of the RAR represents only the conclusion of the examination process. We disagree with some of the proposed adjustments related to these matters. Therefore, we filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
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

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2012	2011	2010
Numerator:
Net income attributable to common shareowners	$807	$3,804	$3,338
Denominator:
Weighted average shares	957	977	991
Deferred compensation obligations	1	2	2
Vested portion of restricted shares	2	2	1
Denominator for basic earnings per share	960	981	994
Effect of dilutive securities:
Restricted performance units	3	3	3
Restricted stock units	5	6	6
Stock options	1	1	—
Denominator for diluted earnings per share	969	991	1,003
Basic earnings per share	$0.84	$3.88	$3.36
Diluted earnings per share	$0.83	$3.84	$3.33
Diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 exclude the effect of 2.6, 7.4 and 11.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events, such as a credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At December 31, 2012, we held cash collateral of $59 million under these agreements.
In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our debt rating. The amount of additional collateral is a fixed incremental amount. At December 31, 2012 the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $129 million; however, we were not required to post any collateral with our counterparties as of that date.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes on our business. We periodically enter into option contracts on energy commodity products to manage the price risk associated with forecasted transactions involving refined fuels, principally jet-A, diesel and unleaded gasoline. The objective of the hedges is to reduce the variability of cash flows, due to changing fuel prices, associated with the forecasted transactions involving those products. We designate and account for these contracts as cash flow hedges of the underlying forecasted transactions involving these fuel products and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or revenue when the underlying transactions occur.
Foreign Currency Risk Management
To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We hedge portions of our forecasted revenue denominated in foreign currencies with option contracts. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales transactions occur.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
The notional amounts of our outstanding derivative positions were as follows as of December 31, 2012 and 2011 (in millions):

		2012	2011
Currency Hedges:
Euro	EUR	1,783	1,685
British Pound Sterling	GBP	797	870
Canadian Dollar	CAD	341	318
United Arab Emirates Dirham	AED	551	—
Malaysian Ringgit	MYR	500	—

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps	USD	7,274	6,424
Floating to Fixed Interest Rate Swaps	USD	781	791
Interest Rate Basis Swaps	USD	2,500	—
As of December 31, 2012, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 37 years.

Balance Sheet Recognition
The following table indicates the location on the balance sheet in which our derivative assets and liabilities have been recognized, and the related fair values of those derivatives as of December 31, 2012 and 2011 (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.

Asset Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	2012	2011
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$27	$164
Interest rate contracts	Other current assets	Level 2	1	—
Foreign exchange contracts	Other non-current assets	Level 2	14	—
Interest rate contracts	Other non-current assets	Level 2	420	401
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	3	2
Interest rate contracts	Other non-current assets	Level 2	101	82
Total Asset Derivatives			$566	$649

Liability Derivatives	Balance Sheet Location	Fair Value Hierarchy Level	2012	2011
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	103	185
Interest rate contracts	Other non-current liabilities	Level 2	14	13
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	1	—
Interest rate contracts	Other non-current liabilities	Level 2	41	10
Total Liability Derivatives			$159	$208

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Recognition
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the related amounts reclassified from AOCI, have been recognized for those derivatives designated as cash flow hedges for the years ended December 31, 2012 and 2011 (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate contracts	$(71)	$(6)	Interest Expense	$(22)	$(19)
Foreign exchange contracts	84	(85)	Interest Expense	24	13
Foreign exchange contracts	(5)	5	Other Operating Expense	—	—
Foreign exchange contracts	(76)	35	Revenue	61	(101)
Commodity contracts	—	9	Fuel Expense	—	9
Total	$(68)	$(42)		$63	$(98)
As of December 31, 2012, $58 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2013. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2012, 2011 and 2010.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the years ended December 31, 2012 and 2011 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2012	2011			2012	2011
Interest rate contracts	Interest Expense	$20	$320	Fixed-Rate Debt and Capital Leases	Interest Expense	$(20)	$(320)
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forward and interest rate swap contracts not designated as hedges for the years ended December 31, 2012 and 2011 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2012	2011
Foreign exchange contracts	Revenue	$2	$—
Foreign exchange contracts	Other Operating Expenses	19	2
Foreign exchange contracts	Investment Income	(22)	—
Interest rate contracts	Interest Expense	(12)	(8)
Total		$(13)	$(6)
Fair Value Measurements
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2012 and 2011 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Assets
Foreign Exchange Contracts	$—	$44	$—	$44
Interest Rate Contracts	—	522	—	522
Total	$—	$566	$—	$566
Liabilities
Foreign Exchange Contracts	$—	$104	$—	$104
Interest Rate Contracts	—	55	—	55
Total	$—	$159	$—	$159

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2011
Assets
Foreign Exchange Contracts	$—	$166	$—	$166
Interest Rate Contracts	—	483	—	483
Total	$—	$649	$—	$649
Liabilities
Foreign Exchange Contracts	$—	$185	$—	$185
Interest Rate Contracts	—	23	—	23
Total	$—	$208	$—	$208

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 16. SUBSEQUENT EVENTS
On January 30, 2013, the European Commission issued a formal decision prohibiting our proposed acquisition of TNT Express N.V. ("TNT Express"). As a result of the prohibition by the European Commission, the condition of our offer requiring European Union competition clearance was not fulfilled, and our proposed acquisition of TNT Express could not be completed. Given this outcome, UPS and TNT Express entered a separate agreement to terminate the merger protocol, and we withdrew our formal offer for TNT Express. Under this termination agreement, we have paid a break-up fee to TNT Express of €200 million (approximately $268 million) in the first quarter of 2013.
In January 2013, we purchased the noncontrolling interest in our joint venture that operates in the Middle East, Turkey, and portions of the Central Asia region (see note 9), for $70 million. After this transaction, we own 100% of this entity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. QUARTERLY INFORMATION (unaudited)
Our revenue, segment operating profit, net income, basic and diluted earnings per share on a quarterly basis are presented below (in millions, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue:
U.S. Domestic Package	$8,004	$7,543	$8,058	$7,737	$7,861	$7,767	$8,933	$8,670
International Package	2,966	2,900	3,014	3,139	2,943	3,057	3,201	3,153
Supply Chain & Freight	2,166	2,139	2,277	2,315	2,267	2,342	2,437	2,343
Total revenue	13,136	12,582	13,349	13,191	13,071	13,166	14,571	14,166
Operating profit (loss):
U.S. Domestic Package	995	880	1,134	997	129	1,046	(1,799)	841
International Package	408	453	454	505	449	417	(442)	334
Supply Chain & Freight	166	139	202	243	188	203	(541)	22
Total operating profit (loss)	1,569	1,472	1,790	1,745	766	1,666	(2,782)	1,197
Net income (loss)	$970	$915	$1,116	$1,092	$469	$1,072	$(1,748)	$725
Net income (loss) per share:
Basic	$1.01	$0.92	$1.16	$1.11	$0.49	$1.10	$(1.83)	$0.75
Diluted	$1.00	$0.91	$1.15	$1.09	$0.48	$1.09	$(1.83)	$0.74
Operating profit for the quarter ended September 30, 2012 was impacted by a charge for the establishment of a withdrawal liability related to our withdrawal from the New England Teamsters and Trucking Industry Pension Fund, a multiemployer pension plan. This charge reduced the operating profit for the U.S. Domestic Package segment by $896 million, net income by $559 million and basic and diluted earnings per share by $0.58.
Operating profit for the quarter ended December 31, 2012 was impacted by a mark-to-market loss on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor of $4.831 billion (allocated as follows—U.S. Domestic Package $3.177 billion, International Package $941 million, Supply Chain & Freight $713 million). This loss reduced net income by $3.023 billion, and basic and diluted earnings per share by $3.16.
Operating profit for the quarter ended June 30, 2011 was impacted by gains and losses on certain real estate transactions, including a $15 million loss in the U.S. Domestic Package segment and a $48 million gain in the Supply Chain & Freight segment. The combined impact of these transactions increased net income by $20 million, and basic and diluted earnings per share by $0.02.
Operating profit for the quarter ended December 31, 2011 was impacted by a mark-to-market loss on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor of $827 million (allocated as follows—U.S. Domestic Package $479 million, International Package $171 million, Supply Chain & Freight $177 million). This loss reduced net income by $527 million, and basic and diluted earnings per share by $0.54.

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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:
UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2012. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2012, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
/s/ United Parcel Service, Inc.
February 28, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.
/s/    Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2013

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President and Chief Operating Officer	57	Senior Vice President and Chief Operating Officer (2007 – present), President, UPS Airlines (2007 – 2008), Senior Vice President and President, UPS International (2003 – 2007).
David A. Barnes Senior Vice President and Chief Information Officer	57	Senior Vice President and Chief Information Officer (2005 – present).
Daniel J. Brutto Senior Vice President and President, UPS International	56	Senior Vice President and President, UPS International (2008 – present), President, Global Freight Forwarding (2006 – 2007), Corporate Controller (2004 – 2006).
D. Scott Davis Chairman and Chief Executive Officer	61	Chairman and Chief Executive Officer (2008 – present), Vice Chairman (2006 – 2007), Senior Vice President, Chief Financial Officer and Treasurer (2001 – 2007), Director (2006 – present).
Alan Gershenhorn Senior Vice President	54
Senior Vice President, Worldwide Sales, Marketing and Strategy (2011 – present), Senior Vice President, Worldwide Sales and Marketing (2008 – 2010), Senior Vice President and President, UPS International (2007), President, UPS Supply Chain Solutions – Asia and Europe (2006).

Myron Gray Senior Vice President	55	Senior Vice President, U.S. Operations (2009 – present), Vice President, Americas Region (2008 – 2009), Vice President, North Central Region (2004 – 2008).
Kurt P. Kuehn Senior Vice President and Chief Financial Officer	58	Senior Vice President and Chief Financial Officer (2008 – present), Treasurer (2008 – 2010), Senior Vice President, Worldwide Sales and Marketing (2004 – 2007).
Teri P. McClure Senior Vice President, General Counsel and Corporate Secretary	49	Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006).
John J. McDevitt Senior Vice President	54	Senior Vice President, Human Resources and Labor Relations (2012 – Present), Senior Vice President, Global Transportation Services and Labor Relations (2005 – 2011).
Christine M. Owens Senior Vice President	57	Senior Vice President, Communications and Brand Management (2005 – present).

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.
Information about our Audit Committee is presented under the caption “Election of Directors—Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.
Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.
Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 2, 2013 and is incorporated herein by reference.

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
Date: February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. DUANE ACKERMAN	Director	February 28, 2013
F. Duane Ackerman

/S/ MICHAEL J. BURNS	Director	February 28, 2013
Michael J. Burns

/S/ D. SCOTT DAVIS	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
D. Scott Davis

/S/ STUART E. EIZENSTAT	Director	February 28, 2013
Stuart E. Eizenstat

/S/ MICHAEL L. ESKEW	Director	February 28, 2013
Michael L. Eskew

/S/ WILLIAM R. JOHNSON	Director	February 28, 2013
William R. Johnson

/S/ CANDACE B. KENDLE	Director	February 28, 2013
Candace B. Kendle

/S/ KURT P. KUEHN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013
Kurt P. Kuehn

/S/ ANN M. LIVERMORE	Director	February 28, 2013
Ann M. Livermore

/S/ RUDY MARKHAM	Director	February 28, 2013
Rudy Markham

/S/ CLARK T. RANDT, JR.	Director	February 28, 2013
Clark T. Randt, Jr.

/S/ JOHN W. THOMPSON	Director	February 28, 2013
John W. Thompson

/S/ CAROL B. TOMÉ	Director	February 28, 2013
Carol B. Tomé

/S/ KEVIN M. WARSH	Director	February 28, 2013
Kevin M. Warsh

EXHIBIT INDEX

Exhibit No.		Description
2.1	—
Agreement and Plan of Merger, dated as of September 22, 1999, among United Parcel Service of America, Inc., United Parcel Service, Inc. and UPS Merger Subsidiary, Inc. (incorporated by reference to Form S-4 (No. 333-83349), filed on July 21, 1999, as amended).

2.2	—	Merger Protocol, dated as of March 19, 2012, between United Parcel Service, Inc. and TNT Express N.V. (incorporated by reference to Form 8-K, filed on March 19, 2012).

†2.3	—	Termination Agreement, dated as of January 22, 2013, between United Parcel Service, Inc. and TNT Express N.V.

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of May 6, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 12, 2010).

4.1	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.2	—	Indenture relating to Exchange Offer Notes Due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.3	—	Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Form S-3 (No. 333-08369), filed on January 26, 1999).

4.4	—
Form of Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.5	—	Form of Second Supplemental Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.6	—	Form of Indenture relating to $2,000,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to Form S-3 (No. 333-108272), filed on August 27, 2003).

4.7	—	Form of Note for 4.50% Senior Notes due January 15, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2008).

4.8	—	Form of Note for 5.50% Senior Notes due January 15, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 15, 2008).

4.9	—	Form of Note for 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 15, 2008).

4.10	—	Form of Note for 3.875% Senior Notes due April 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 24, 2009).

4.11	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 24, 2009).

4.12	—	Form of Note for 3.125% Senior Notes due January 15, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 12, 2010).

4.13	—	Form of Note for 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 12, 2010).

4.14	—	Form of Note for 1.125% Senior Notes due October 1, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 27, 2012).

4.15	—	Form of Note for 2.450% Senior Notes due October 1, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 27, 2012).

4.16	—	Form of Note for 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 27, 2012).

10.1	—	UPS Retirement Plan, as Amended and Restated, effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to the 2009 Annual Report on Form 10-K).

(1) Amendment No. 1 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(1) to the 2010 Annual Report on Form 10-K).

(2) Amendment No. 2 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.1(2) to the 2011 Annual Report on Form 10-K).

(3) Amendment No. 3 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.1(3) to the 2011 Annual Report on Form 10-K).

†(4) Amendment No. 4 to the UPS Retirement Plan.

†(5) Amendment No. 5 to the UPS Retirement Plan.

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

(1) Amendment No. 1 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(1) to the 2009 Annual Report on Form 10-K).

(2) Amendment No. 2 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(2) to the 2009 Annual Report on Form 10-K).

(3) Amendment No. 3 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(3) to the 2010 Annual Report on Form 10-K).

(4) Amendment No. 4 to the UPS Savings Plan (incorporated by reference to Exhibit 10.2(4) to the 2011 Annual Report on Form 10-K).

(5) Amendment No. 5 to the UPS Savings Plan (incorporated by reference to Exhibit 10.2(5) to the 2011 Annual Report on Form 10-K).

†(6) Amendment No. 6 to the UPS Savings Plan.

10.3	—
Credit Agreement (364-Day Facility) dated April 12, 2012 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2012).

10.4	—
Credit Agreement (5-Year Facility) dated April 12, 2012 among United Parcel Service, Inc., the initial lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners, Barclays Capital and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2012).

†10.5	—	UPS Excess Coordinating Benefit Plan, as amended and restated.

10.6	—	United Parcel Service, Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Annex II to the Definitive Proxy Statement, filed on March 13, 2009).

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

(4) UPS Stock Option Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(4) to the 2011 Annual Report on Form 10-K).

(5) UPS Long-Term Incentive Performance Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(5) to the 2011 Annual Report on Form 10-K).

10.7	—	Form of UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the 2010 Annual Report on Form 10-K).

†(1) Amendment No. 1 to the UPS Deferred Compensation Plan.

10.8	—	United Parcel Service, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-34054), filed on April 5, 2000).

10.9	—	Discounted Employee Stock Purchase Plan, as amended and restated, effective October 1, 2002.

(1) Amendment No. 1 to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12(1) to the 2005 Annual Report on Form 10-K).

(2) Amendment No. 2 to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13(2) to the 2009 Annual Report on Form 10-K).

†(3) Amendment No. 3 to the Discounted Employee Stock Purchase Plan.

10.10	—	2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the proxy statement filed on March 12, 2012).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to note 13 to Part I, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

†12	—	Ratio of Earnings to Fixed Charges.

†18	—	Letter on Change in Accounting Principles.

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—
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

__________________________

†	Filed herewith.

††	Furnished electronically herewith.