Form 10-Q
period 2013-03-31
UNITED PARCEL SERVICE INC
filed 2013-05-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 219,656,583 Class A shares, and 724,684,764 Class B shares, with a par value of $0.01 per share, outstanding at April 24, 2013.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

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
Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our other filings with the Securities and Exchange Commission contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and may also be described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2013 (unaudited) and December 31, 2012
(In millions)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$6,456	$7,327
Marketable securities	876	597
Accounts receivable, net	5,617	6,111
Deferred income tax assets	582	583
Other current assets	950	973
Total Current Assets	14,481	15,591
Property, Plant and Equipment, Net	17,888	17,894
Goodwill	2,151	2,173
Intangible Assets, Net	654	603
Non-Current Investments and Restricted Cash	406	307
Derivative Assets	488	535
Deferred Income Tax Assets	874	684
Other Non-Current Assets	1,063	1,076
Total Assets	$38,005	$38,863
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,615	$1,781
Accounts payable	1,956	2,278
Accrued wages and withholdings	1,903	1,927
Self-insurance reserves	762	763
Income taxes payable	589	399
Other current liabilities	1,209	1,242
Total Current Liabilities	8,034	8,390
Long-Term Debt	11,051	11,089
Pension and Postretirement Benefit Obligations	11,243	11,068
Self-Insurance Reserves	1,962	1,980
Other Non-Current Liabilities	1,672	1,603
Shareowners’ Equity:
Class A common stock (221 and 225 shares issued in 2013 and 2012)	2	3
Class B common stock (725 and 729 shares issued in 2013 and 2012)	7	7
Additional paid-in capital	—	—
Retained earnings	7,614	7,997
Accumulated other comprehensive loss	(3,595)	(3,354)
Deferred compensation obligations	66	78
Less: Treasury stock (1 share in 2013 and 2012)	(66)	(78)
Total Equity for Controlling Interests	4,028	4,653
Total Equity for Non-Controlling Interests	15	80
Total Shareowners’ Equity	4,043	4,733
Total Liabilities and Shareowners’ Equity	$38,005	$38,863

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$13,434	$13,136
Operating Expenses:
Compensation and benefits	6,968	6,835
Repairs and maintenance	309	302
Depreciation and amortization	474	459
Purchased transportation	1,780	1,717
Fuel	1,006	1,025
Other occupancy	253	237
Other expenses	1,064	992
Total Operating Expenses	11,854	11,567
Operating Profit	1,580	1,569
Other Income and (Expense):
Investment income	5	6
Interest expense	(96)	(94)
Total Other Income and (Expense)	(91)	(88)
Income Before Income Taxes	1,489	1,481
Income Tax Expense	452	511
Net Income	$1,037	$970
Basic Earnings Per Share	$1.09	$1.01
Diluted Earnings Per Share	$1.08	$1.00

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,037	$970
Change in foreign currency translation adjustment, net of tax	(303)	91
Change in unrealized gain (loss) on marketable securities, net of tax	(2)	(1)
Change in unrealized gain (loss) on cash flow hedges, net of tax	38	(41)
Change in unrecognized pension and postretirement benefit costs, net of tax	26	34
Comprehensive income	$796	$1,053
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$1,037	$970
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	474	459
Pension and postretirement benefit expense	283	238
Pension and postretirement benefit contributions	(57)	(220)
Self-insurance reserves	(19)	11
Deferred taxes, credits and other	(181)	(92)
Stock compensation expense	157	162
Other (gains) losses	(207)	80
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	421	585
Other current assets	21	(34)
Accounts payable	(281)	(276)
Accrued wages and withholdings	(4)	43
Other current liabilities	139	377
Other operating activities	(25)	(23)
Net cash from operating activities	1,758	2,280
Cash Flows From Investing Activities:
Capital expenditures	(453)	(428)
Proceeds from disposals of property, plant and equipment	12	19
Purchases of marketable securities	(501)	(1,160)
Sales and maturities of marketable securities	101	1,462
Net decrease in finance receivables	10	24
Cash paid for business acquisitions	—	(100)
Other investing activities	78	(76)
Net cash used in investing activities	(753)	(259)
Cash Flows From Financing Activities:
Net change in short-term debt	1,472	885
Proceeds from long-term borrowings	101	4
Repayments of long-term borrowings	(1,751)	—
Purchases of common stock	(1,025)	(547)
Issuances of common stock	181	131
Dividends	(572)	(534)
Other financing activities	(252)	112
Net cash provided by (used in) financing activities	(1,846)	51
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(30)	27
Net Increase (Decrease) In Cash And Cash Equivalents	(871)	2,099
Cash And Cash Equivalents:
Beginning of period	7,327	3,034
End of period	$6,456	$5,133
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2013, our results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2013. The fair values of our investment securities are disclosed in note 4, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2013, the FASB issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This update was effective for us beginning in the first quarter of 2013, and we have included the applicable disclosures in note 10.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after March 31, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCK-BASED COMPENSATION
We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units, to eligible employees (Restricted stock and stock units, and restricted performance shares and performance units are herein referred to as "Restricted Units"). The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to the primary employee defined contribution plan are made in shares of UPS class A common stock.
Management Incentive Award
During the first quarter of 2013, we granted Restricted Units under the Management Incentive Award program to eligible U.S.-based management employees. Restricted Units under the Management Incentive Award program will generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the date that the eligible management population and performance targets were approved for the Management Incentive Award program, we determined the award measurement date to be February 5, 2013; therefore, the Restricted Unit grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $80.80 on that date.
Long-Term Incentive Performance Award
During the first quarter of 2013, we granted target Restricted Units under the UPS Long-Term Incentive Performance Award program to eligible management employees. Of the total 2013 target award, 90% of the target award will be divided into three substantially equal tranches, one for each calendar year in the three-year award cycle from 2013 to 2015, using performance criteria targets established each year. For 2013, those targets consist of consolidated operating return on invested capital and growth in consolidated revenue. The remaining 10% of the total 2013 target award will be based upon our achievement of adjusted earnings per share in 2015 compared to a target established at the grant date.
The number of Restricted Units earned each year will be the target number adjusted for the percentage achievement of performance criteria targets for the year. The percentage of achievement used to determine the Restricted Units earned may be a percentage less than or more than 100% of the target Restricted Units for each tranche. Based on the date that the eligible management population and performance targets were approved for the 2013 performance tranches, we determined the award measurement date to be March 1, 2013; therefore the target Restricted Units grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $82.87 on that date.
Nonqualified Stock Options
During the first quarter of 2013, we granted nonqualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2013 and 2012, we granted 0.2 million stock options each year at a weighted average grant price of $82.93 and $76.94, respectively. The weighted average fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $15.50 and $14.88 for 2013 and 2012, respectively, using the following assumptions:

	2013	2012
Expected life (in years)	7.5	7.5
Risk-free interest rate	1.38%	1.63%
Expected volatility	24.85%	25.06%
Expected dividend yield	2.75%	2.77%
Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2013 and 2012 was $157 and $162 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as available-for-sale as of March 31, 2013 and December 31, 2012 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2013
Current marketable securities:
U.S. government and agency debt securities	$240	$1	$—	$241
Mortgage and asset-backed debt securities	141	2	—	143
Corporate debt securities	417	4	—	421
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	56	1	(1)	56
Total marketable securities	$869	$8	$(1)	$876

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2012
Current marketable securities:
U.S. government and agency debt securities	$236	$2	$—	$238
Mortgage and asset-backed debt securities	171	3	—	174
Corporate debt securities	158	5	—	163
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	7	—	—	7
Total marketable securities	$587	$10	$—	$597
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of March 31, 2013. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2013, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$340	$341
Due after one year through three years	247	248
Due after three years through five years	59	59
Due after five years	221	226
	867	874
Equity securities	2	2
	$869	$876

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
We had $387 and $288 million of restricted cash related to our self-insurance requirements as of March 31, 2013 and December 31, 2012, respectively, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash-equivalent type assets.
At March 31, 2013 and December 31, 2012, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.08% and 7.75% as of March 31, 2013 and December 31, 2012, respectively. These inputs and the resulting fair values are updated on a quarterly basis.
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2013
Marketable Securities:
U.S. government and agency debt securities	$240	$1	$—	$241
Mortgage and asset-backed debt securities	—	143	—	143
Corporate debt securities	—	421	—	421
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	56	—	56
Total marketable securities	240	636	—	876
Other investments	19	—	150	169
Total	$259	$636	$150	$1,045

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2012
Marketable Securities:
U.S. government and agency debt securities	$237	$1	$—	$238
Mortgage and asset-backed debt securities	—	174	—	174
Corporate debt securities	—	163	—	163
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	7	—	7
Total marketable securities	237	360	—	597
Other investments	19	—	163	182
Total	$256	$360	$163	$779
The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2013 and 2012 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2013	$—	$163	$163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2013	$—	$150	$150

	Marketable Securities	Other Investments	Total
Balance on January 1, 2012	$—	$217	$217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2012	$—	$204	$204
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2013 and December 31, 2012 consist of the following (in millions):

	2013	2012
Vehicles	$6,335	$6,344
Aircraft	15,305	15,164
Land	1,121	1,122
Buildings	3,206	3,138
Building and leasehold improvements	3,060	3,049
Plant equipment	7,073	7,010
Technology equipment	1,693	1,675
Equipment under operating leases	62	69
Construction-in-progress	452	470
	38,307	38,041
Less: Accumulated depreciation and amortization	(20,419)	(20,147)
	$17,888	$17,894

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceeds the fair value. There were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded, during the three months ended March 31, 2013 and 2012.
NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2013 and 2012 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Three Months Ended March 31:
Service cost	$338	$249	$26	$22	$15	$15
Interest cost	362	353	46	52	11	11
Expected return on assets	(537)	(492)	(8)	(4)	(14)	(12)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	43	1	1	—	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$206	$153	$65	$71	$12	$14

During the first three months of 2013, we contributed $28 million and $29 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $72 and $81 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. On April 25, 2013, we reached a tentative agreement with the Teamsters on two, new five-year contracts in the U.S. Domestic Package and UPS Freight business units. Subject to ratification by the UPS Teamster-represented employees, the new agreements would take effect on August 1, 2013. We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,100 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.
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

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2013 and December 31, 2012 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2012:	$—	$430	$1,743	$2,173
Acquired	—	—	—	—
Currency / Other	—	(12)	(10)	(22)
March 31, 2013:	—	$418	$1,733	$2,151
The change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2013 and December 31, 2012 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2013:
Trademarks, licenses, patents, and other	$211	$(89)	$122
Customer lists	129	(81)	48
Franchise rights	117	(66)	51
Capitalized software	2,259	(1,826)	433
Total Intangible Assets, Net	$2,716	$(2,062)	$654
December 31, 2012:
Trademarks, licenses, patents, and other	$163	$(80)	$83
Customer lists	131	(79)	52
Franchise rights	117	(64)	53
Capitalized software	2,197	(1,782)	415
Total Intangible Assets, Net	$2,608	$(2,005)	$603

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2013 and December 31, 2012 consists of the following (in millions):

	Principal		Carrying Value
	Amount	Maturity	2013	2012
Commercial paper	$1,572		$1,572	$—
Fixed-rate senior notes:
4.50% senior notes	—	2013	—	1,751
3.875% senior notes	1,000	2014	1,027	1,033
1.125% senior notes	375	2017	372	373
5.50% senior notes	750	2018	844	851
5.125% senior notes	1,000	2019	1,130	1,140
3.125% senior notes	1,500	2021	1,645	1,655
2.45% senior notes	1,000	2022	988	996
6.20% senior notes	1,500	2038	1,481	1,480
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	506	512
8.375% debentures	276	2030	284	284
Pound Sterling notes:
5.50% notes	101	2031	96	103
5.13% notes	688	2050	656	699
Floating rate senior notes	377	2049-2053	373	374
Capital lease obligations	513	2013-3004	513	440
Facility notes and bonds	320	2015-2036	320	320
Other debt	3	2013-2022	3	3
Total Debt	$12,274		12,666	12,870
Less: Current Maturities			(1,615)	(1,781)
Long-term Debt			$11,051	$11,089

Debt Repayments
On January 15, 2013, our $1.75 billion 4.5% senior notes matured and were repaid in full.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.514 billion outstanding under this program as of March 31, 2013, with an average interest rate of 0.08%. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. As of March 31, 2013, there was €45 million ($58 million) outstanding under this program, with an average interest rate of 0.02%. As of March 31, 2013, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%, per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2013.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2013 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2013, 10% of net tangible assets was equivalent to $2.717 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $14.156 and $14.658 billion as of March 31, 2013 and December 31, 2012, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.  In March 2013, we reached a settlement in principle with the remaining individual plaintiffs. We believe the ultimate settlement of this matter will not have a material adverse effect on our financial condition, results of operations or liquidity.
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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The case is scheduled to go to trial in February 2014. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) briefing of dispositive motions is ongoing; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In Canada, four purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006 and 2013). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The motion to authorize the 2006 Québec litigation as a class action was dismissed by the motions judge in October 2012; there was no appeal, which ended that case in our favor. The 2013 Québec litigation also has been dismissed. We deny all liability and are vigorously defending the one outstanding case in Ontario. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years, although we can petition the government to shorten that term in its discretion to one year. The NPA did not have a material impact on our results of operations for the first quarter of 2013.

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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We have filed another motion to dismiss, and will otherwise vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint once but has not considered the adequacy of the amended complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.
Tax Matters
In June 2011, we received an IRS Revenue Agent Report ("RAR") covering excise taxes for tax years 2003 through 2007, in addition to the income tax matters described in note 14. The excise tax RAR proposed two alternate theories for asserting additional excise tax on transportation of property by air. We disagreed with these proposed excise tax theories and related adjustments. We filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
Beginning in the third quarter of 2012 and continuing through the first quarter of 2013, we had settlement discussions with the Appeals team. In the first quarter of 2013, we reached settlement terms for a complete resolution of all excise tax matters and correlative income tax refund claims for the 2003 through 2007 tax years. The final resolution of these matters did not materially impact our financial condition, results of operations or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of March 31, 2013, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of March 31, 2013, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	2013		2012
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	225	$3	240	$3
Common stock purchases	(2)	(1)	(2)	—
Stock award plans	3	—	2	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(6)	—	(5)	—
Class A shares issued at end of period	221	$2	236	$3
Class B Common Stock
Balance at beginning of period	729	$7	725	$7
Common stock purchases	(10)	—	(5)	—
Conversions of class A to class B common stock	6	—	5	—
Class B shares issued at end of period	725	$7	725	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		216		210
Common stock purchases		(186)		(428)
Common stock issuances		70		63
Option premiums received (paid)		(100)		155
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$7,997		$10,128
Net income attributable to common shareowners		1,037		970
Dividends ($0.62 and $0.57 per share)		(594)		(551)
Common stock purchases		(826)		(114)
Balance at end of period		$7,614		$10,433
In total, we repurchased a total of 12.2 million shares of class A and class B common stock for $1.013 billion during the three months ended March 31, 2013, and 7.1 million shares for $542 million during the three months ended March 31, 2012. On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2013, we entered into an accelerated share repurchase program, which allowed us to repurchase $500 million of shares (6.0 million shares). The program was completed in March 2013.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. During the three months ended March 31, 2013, we paid premiums of $100 million on options for the purchase of 1.4 million shares that will settle in the second quarter of 2013. During the three months ended March 31, 2012, we received $155 million in premiums for options that were entered into during 2011 that expired in 2012, including $5 million in premiums in excess of our initial investment.

Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of period	$134	$(160)
Reclassification to earnings (no tax impact in either period)	(161)	—
Translation adjustment (net of tax effect of $6 and $(11))	(142)	91
Balance at end of period	(169)	(69)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	6
Current period changes in fair value (net of tax effect of $(1) and $0)	(2)	1
Reclassification to earnings (net of tax effect of $0 and $(1))	—	(2)
Balance at end of period	4	5
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(286)	(204)
Current period changes in fair value (net of tax effect of $(7) and $(25))	(11)	(42)
Reclassification to earnings (net of tax effect of $30 and $0)	49	1
Balance at end of period	(248)	(245)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,208)	(2,745)
Reclassification to earnings (net of tax effect of $18 and $16)	26	28
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $0 and $4)	—	6
Balance at end of period	(3,182)	(2,711)
Accumulated other comprehensive income (loss) at end of period	$(3,595)	$(3,020)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	2013 Amount Reclassified from AOCI	2012 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$161	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	161	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	3	Investment income
Income tax (expense) benefit	—	(1)	Income tax expense
Impact on net income	—	2	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(5)	(5)	Interest expense
Foreign exchange contracts	(50)	16	Interest expense
Foreign exchange contracts	(14)	(12)	Revenue
Commodity contracts	(10)	—	Fuel expense
Income tax (expense) benefit	30	—	Income tax expense
Impact on net income	(49)	(1)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(44)	(44)	Compensation and benefits
Income tax (expense) benefit	18	16	Income tax expense
Impact on net income	(26)	(28)	Net income

Total amount reclassified for the period	$86	$(27)	Net income
Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	2013		2012
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$78		$88
Reinvested dividends		1		1
Benefit payments		(13)		(13)
Balance at end of period		$66		$76
Treasury Stock:
Balance at beginning of period	(1)	$(78)	(2)	$(88)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	13	—	13
Balance at end of period	(1)	$(66)	(2)	$(76)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The activity related to our noncontrolling interests is presented below for the three months ended March 31, 2013 and 2012 (in millions):

	2013	2012
Noncontrolling Interests:
Balance at beginning of period	$80	$73
Acquired noncontrolling interests	(65)	3
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$15	$76

The reduction in our noncontrolling interests in 2013 primarily relates to our purchase of the remaining noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region for $70 million. After this transaction, we own 100% of this entity.
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
International Package
International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as U.S. export and U.S. import shipments. Our International Package reporting segment includes the operations of our Europe, Asia and Americas operating segments.
Supply Chain & Freight
Supply Chain & Freight includes the operations of our forwarding, logistics and freight units, as well as other aggregated businesses. Our forwarding and logistics business provides services in more than 195 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other aggregated business units within this segment include The UPS Store and UPS Capital.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and investments in limited partnerships.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue:
U.S. Domestic Package	$8,271	$8,004
International Package	2,978	2,966
Supply Chain & Freight	2,185	2,166
Consolidated	$13,434	$13,136
Operating Profit:
U.S. Domestic Package	$1,085	$995
International Package	352	408
Supply Chain & Freight	143	166
Consolidated	$1,580	$1,569

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to common shareowners	$1,037	$970
Denominator:
Weighted average shares	949	959
Deferred compensation obligations	1	2
Vested portion of restricted shares	2	1
Denominator for basic earnings per share	952	962
Effect of dilutive securities:
Restricted shares	7	9
Stock options	1	1
Denominator for diluted earnings per share	960	972
Basic earnings per share	$1.09	$1.01
Diluted earnings per share	$1.08	$1.00
Diluted earnings per share for the three months ended March 31, 2013 and 2012 exclude the effect of 0.2 and 2.6 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At March 31, 2013, we held cash collateral of $48 million under these agreements.
In connection with the agreements described above, we could also be required to provide collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by our credit rating and the net fair value of the associated derivatives with each counterparty. At March 31, 2013, the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $188 million; however, we were not required to post any collateral with our counterparties as of that date.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2013 and December 31, 2012, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2013		December 31, 2012
Currency hedges:
Euro	EUR	1,890	EUR	1,783
British Pound Sterling	GBP	753	GBP	797
Canadian Dollar	CAD	296	CAD	341
United Arab Emirates Dirham	AED	—	AED	551
Mexican Peso	MXN	2,300	MXN	—
Malaysian Ringgit	MYR	600	MYR	500

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$6,049		$7,274
Floating to Fixed Interest Rate Swaps		$781		$781
Interest Rate Basis Swaps		$2,500		$2,500

Commodity hedges:
Heating Oil Swaps	Gal	100	Gal	—
Ultra Low Sulfur Diesel Swaps	Gal	98	Gal	—

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
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded on our consolidated balance sheets. The columns labeled "Net Amounts if Right of Offset had been Applied" indicate the potential net fair value positions by type of contract and location on the consolidated balance sheets had we elected to apply the right of offset.

		Fair Value	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location	Hierarchy Level	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$67	$27	$67	$27
Interest rate contracts	Other current assets	Level 2	—	1	—	1
Commodity contracts	Other current assets	Level 2	3	—	3	—
Foreign exchange contracts	Other non-current assets	Level 2	14	14	14	12
Interest rate contracts	Other non-current assets	Level 2	382	420	362	406
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	—	3	—	3
Interest rate contracts	Other non-current assets	Level 2	92	101	84	91
Total Asset Derivatives			$558	$566	$530	$540

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location	Hierarchy Level	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives designated as hedges:
Commodity contracts	Other current liabilities	Level 2	$12	$—	$12	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	134	103	134	101
Interest rate contracts	Other non-current liabilities	Level 2	20	14	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	3	1	3	1
Interest rate contracts	Other non-current liabilities	Level 2	32	41	24	31
Total Liability Derivatives			$201	$159	$173	$133
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices; therefore, these derivatives are classified as Level 2.
Income Statement Recognition
The following table indicates the amount of gains and losses that have been recognized in other comprehensive income for the three months ended March 31, 2013 and 2012 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
	2013	2012
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss)Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
Interest rate contracts	$1	$(8)
Foreign exchange contracts	(1)	(59)
Commodity contracts	(18)	—
Total	$(18)	$(67)
As of March 31, 2013, $25 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2014. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 37 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2013 and 2012.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2013 and 2012 (in millions):

		2013	2012			2013	2012
Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended March 31:
Interest rate contracts	Interest Expense	$(46)	$(36)	Fixed-Rate Debt and Capital Leases	Interest Expense	$46	$36

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges (in millions):

		2013	2012
Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended March 31:
Interest rate contracts	Interest Expense	$—	$(3)
Foreign exchange contracts	Other Operating Expenses	$87	$(8)
Foreign exchange contracts	Investment Income	$(5)	$—
NOTE 14. INCOME TAXES
Our overall effective tax rate declined to 30.4% in 2013 from 34.5% in 2012, as a portion of the gain from liquidating a foreign subsidiary was non-taxable (discussed further in note 15).
In June 2011, we received a RAR covering income taxes for tax years 2005 through 2007, in addition to the excise tax matters described in note 9. The income tax RAR proposed adjustments related to the value of acquired software and intangibles, research credit expenditures, and the amount of deductible costs associated with our British Pound Sterling Notes exchange offer completed in May 2007. Receipt of the RAR represents only the conclusion of the examination process. We disagree with some of the proposed adjustments related to these matters. Therefore, we filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. TERMINATION OF TNT TRANSACTION
TNT Termination Fee and Related Costs
On January 30, 2013, the European Commission issued a formal decision prohibiting our proposed acquisition of TNT Express N.V. (“TNT Express”). As a result of the prohibition by the European Commission, the condition of our offer requiring European Union competition clearance was not fulfilled, and our proposed acquisition of TNT Express could not be completed. Given this outcome, UPS and TNT Express entered a separate agreement to terminate the merger protocol, and we withdrew our formal offer for TNT Express. We paid a termination fee to TNT Express of €200 million ($268 million) under this agreement, and also incurred transaction-related expenses of $16 million during the first quarter of 2013. The combination of these items resulted in a pre-tax charge of $284 million ($177 million after-tax), which impacted our International Package segment.
Gain upon the Liquidation of a Foreign Subsidiary
Subsequent to the termination of the merger protocol, we liquidated a foreign subsidiary that would have been used to acquire the outstanding shares of TNT Express in connection with the proposed acquisition. Upon the liquidation of this subsidiary in the first quarter of 2013, we realized a pre-tax foreign currency gain of $245 million ($213 million after-tax), which impacted our International Package segment.

NOTE 16. SUBSEQUENT EVENTS
Cemelog Ltd.
In April 2013, we announced the acquisition of Cemelog Ltd. (“Cemelog”), a Hungary-based medical logistics provider that operates in Central and Eastern Europe. The acquisition will add 255,000 square feet of dedicated healthcare logistics facilities in Budapest, Hungary, and further our ability to offer customers expanded access to regional healthcare logistics expertise. Cemelog will be included in our Supply Chain & Freight reporting segment upon the close of the acquisition, which is expected in the second quarter of 2013. The acquisition will not be material to our consolidated financial position or results of operations.

Collective Bargaining Agreements
On April 25, 2013, we reached a tentative agreement with the Teamsters on two, new five-year contracts in the U.S. Domestic Package and UPS Freight business units. Subject to ratification by the UPS Teamster-represented employees, the new agreements would take effect on August 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic expansion has continued at a slow-to-moderate pace through the first quarter of 2013. Continued growth in retail sales (particularly among e-commerce retailers) has provided for expansion in the overall U.S. small package delivery market; however, slowing export growth and industrial production, combined with the uneven nature of the overall economic recovery, has negatively impacted the small package delivery market. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth, while growth in our business-to-business volume has remained weak.
Outside of the U.S., economic growth has remained slow largely due to fiscal austerity measures, particularly in Europe. This slower economic growth has created an environment in which customers are more likely to trade-down from premium express products to standard delivery products. Additionally, the uneven nature of economic growth worldwide has led to shifting trade patterns, and resulted in overcapacity in certain trade lanes. These circumstances have led us to adjust our air capacity and cost structure in our transportation network to the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has remained challenging into 2013, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs across all segments. Continued deployment of technology improvements should lead to further gains in our operational efficiency, flexibility and reliability, thus restraining cost increases and improving margins. In our International Package segment, we have adjusted our transportation network and utilized newly constructed or expanded operating facilities to improve time-in-transit for shipments in each region. We have also continued to leverage the new air route authority we have gained over the last several years and to take full advantage of faster growing trade lanes.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2013	2012	%
Revenue (in millions)	$13,434	$13,136	2.3%
Operating Expenses (in millions)	11,854	11,567	2.5%
Operating Profit (in millions)	$1,580	$1,569	0.7%
Operating Margin	11.8%	11.9%
Average Daily Package Volume (in thousands)	16,224	15,592	4.1%
Average Revenue Per Piece	$10.86	$10.86	—%
Net Income (in millions)	$1,037	$970	6.9%
Basic Earnings Per Share	$1.09	$1.01	7.9%
Diluted Earnings Per Share	$1.08	$1.00	8.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended March 31,
	2013	2012
Operating Expenses:
TNT Termination Fee and Related Expenses	$284	$—
Gain Upon Liquidation of Foreign Subsidiary	(245)	—
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	(75)	—
These items have been excluded from comparisons of "adjusted" operating expenses, operating profit and operating margin in the discussion that follows.
TNT Termination Fee and Related Expenses
On January 30, 2013, the European Commission issued a formal decision prohibiting our proposed acquisition of TNT Express N.V. (“TNT Express”). As a result of the prohibition by the European Commission, the condition of our offer requiring European Union competition clearance was not fulfilled, and our proposed acquisition of TNT Express could not be completed. Given this outcome, UPS and TNT Express entered a separate agreement to terminate the merger protocol, and we withdrew our formal offer for TNT Express. We paid a termination fee to TNT Express of €200 million ($268 million) under this agreement, and also incurred transaction-related expenses of $16 million during the first quarter of 2013. The combination of these items resulted in a pre-tax charge of $284 million ($177 million after-tax), which impacted our International Package segment.
Gain upon the Liquidation of a Foreign Subsidiary
Subsequent to the termination of the merger protocol, we liquidated a foreign subsidiary that would have been used to acquire the outstanding shares of TNT Express in connection with the proposed acquisition. Upon the liquidation of this subsidiary in the first quarter of 2013, we realized a pre-tax foreign currency gain of $245 million ($213 million after-tax), which impacted our International Package segment.

Results of Operations—Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. From time to time, we supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including operating profit, operating margin, pre-tax income, effective tax rate, net income and earnings per share adjusted for the non-comparable items discussed above. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2013 or 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2013	2012	%
Average Daily Package Volume (in thousands):
Next Day Air	1,235	1,213	1.8%
Deferred	1,021	985	3.7%
Ground	11,573	11,042	4.8%
Total Avg. Daily Package Volume	13,829	13,240	4.4%
Average Revenue Per Piece:
Next Day Air	$20.13	$20.06	0.3%
Deferred	12.62	13.01	(3.0)%
Ground	8.08	7.96	1.5%
Total Avg. Revenue Per Piece	$9.49	$9.45	0.4%
Operating Days in Period	63	64
Revenue (in millions):
Next Day Air	$1,566	$1,557	0.6%
Deferred	812	820	(1.0)%
Ground	5,893	5,627	4.7%
Total Revenue	$8,271	$8,004	3.3%
Operating Expenses (in millions)	$7,186	$7,009	2.5%
Operating Profit (in millions)	$1,085	$995	9.0%
Operating Margin	13.1%	12.4%
Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2013 compared with the corresponding period of 2012:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2013 vs. 2012	2.8%	0.8%	(0.3)%	3.3%
Volume
Our overall volume increased in the first quarter of 2013 compared with 2012, largely due to continued solid growth in retail e-commerce and strong demand from post-holiday retail sales. Business-to-consumer shipments, which represent approximately 40% of total U.S. Domestic Package volume, grew approximately 10% and drove growth in both air and ground shipments. Business-to-business volume grew slightly in the first quarter of 2013; however, several longer-term economic trends continued to restrain the growth in this portion of the small package market, including the impact of online retail on traditional retail and the lack of growth in small and medium-sized companies.
Among our air products, volume increased in the first quarter of 2013 compared with 2012, with particularly strong growth in the products most aligned with business-to-consumer shipping, including our residential Next Day Air Saver and residential Second Day Air package products (both of which increased over 10%). We continued to experience faster overall volume growth in our deferred and Saver products, as compared with our premium Next Day Air services.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in ground volume in the first quarter of 2013 was driven by our traditional residential service offerings. Demand for these residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers. Commercial ground volume also showed a small increase, and was positively impacted by solid demand from post-holiday retail sales and strength in our UPS Returns services.
Rates and Product Mix
Overall revenue per piece increased 0.4% for the first quarter of 2013 compared with the same period of 2012, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on December 31, 2012. We increased the base rates 6.5% on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select, and 5.9% on UPS Ground, while reducing our fuel surcharge indices. Other pricing changes included an increase in the residential surcharge, and an increase in the delivery area surcharge on certain residential and commercial services. These rate changes are customary and occur on an annual basis.
In the first quarter of 2013, revenue per piece was flat for Next Day Air, while declining for our deferred products, as the impact of a base rate increase was more than offset by declines in fuel surcharge rates and changes in customer and product mix. Revenue per piece was adversely impacted by the relatively stronger growth in our lower-yielding Next Day Air Saver and deferred products, compared with our premium Next Day Air services, as well as the faster growth in lighter-weight business-to-consumer shipments.
Ground revenue per piece increased for the first quarter of 2013, compared with the corresponding period of 2012, primarily due to a base rate increase; however, this was partially offset by customer and product mix changes, as strong volume growth in business-to-consumer shipments and our UPS Returns services resulted in these lower-yielding products accounting for a greater portion of our overall volume in 2013 compared with 2012. Fuel surcharge rate changes adversely impacted ground revenue per piece growth in the first quarter of 2013 compared with 2012.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended March 31,		Change
	2013	2012	% Point
Next Day Air / Deferred	11.0%	13.0%	(2.0)%
Ground	7.3%	8.0%	(0.7)%
On December 31, 2012, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. Total domestic fuel surcharge revenue decreased by $22 million in the first quarter of 2013 compared with the same period of 2012 primarily due to the lower fuel surcharge rates; however, this was partially offset by the increase in package volume for the quarter. These decreased fuel surcharge rates were due to lower jet and diesel fuel prices, as well as the reduction in the index on the air and ground surcharges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses for the segment increased $177 million for the first quarter of 2013 compared with the same period of 2012. This increase was primarily due to pick-up and delivery costs, which grew $138 million, as well as the cost of operating our domestic integrated air and ground network, which increased $60 million for the first quarter. The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 2.3%), an increase in average daily driver hours (up 1.0%) and increased employee pension and health care costs. These increases were partially offset by reductions in indirect operating costs of $40 million for the first quarter, which were impacted by reductions in the expense for worker's compensation claims, bad debt and various other overhead costs.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting efficiency. Improved pick-up and delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume (up 4.4%) at a faster rate than the increase in average daily direct labor hours (up 2.6%), aircraft block hours (down 0.4%) and miles driven (up 2.0%) in the first quarter of 2013 compared with the same period of 2012, resulting in a reduction in the total cost per piece of 0.3%.
Operating Profit and Margin
The 9.0% increase in operating profit for the first quarter of 2013, compared with the first quarter of 2012, was driven by the revenue growth and productivity improvements discussed previously. Overall volume growth allowed us to better leverage our transportation network, resulting in greater productivity and better pick-up and delivery density, which drove a 70 basis point increase in our operating margins; however, these trends were partially offset by changes in customer and product mix, which combined to pressure our revenue per piece. Operating profit was also negatively impacted by having one less operating day in 2013 compared with the same period of 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2013	2012	%
Average Daily Package Volume (in thousands):
Domestic	1,416	1,409	0.5%
Export	979	943	3.8%
Total Avg. Daily Package Volume	2,395	2,352	1.8%
Average Revenue Per Piece:
Domestic	$7.19	$7.10	1.3%
Export	35.44	36.37	(2.6)%
Total Avg. Revenue Per Piece	$18.74	$18.83	(0.5)%
Operating Days in Period	63	64
Revenue (in millions):
Domestic	$641	$640	0.2%
Export	2,186	2,195	(0.4)%
Cargo	151	131	15.3%
Total Revenue	$2,978	$2,966	0.4%
Operating Expenses (in millions):
Operating Expenses	$2,626	$2,558	2.7%
TNT Termination Fee and Related Expenses	(284)	—
Gain Upon Liquidation of Foreign Subsidiary	245	—
Adjusted Operating Expenses	$2,587	$2,558	1.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$352	$408	(13.7)%
Adjusted Operating Profit	$391	$408	(4.2)%
Operating Margin	11.8%	13.8%
Adjusted Operating Margin	13.1%	13.8%
Currency Translation Benefit / (Cost)—(in millions)*:			$
Revenue			$—
Operating Expenses			(3)
Operating Profit			$(3)
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2013 compared with the corresponding period of 2012:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2013 vs. 2012	0.2%	1.2%	(1.0)%	—%	0.4%
Volume
Our overall average daily volume increased in the first quarter of 2013 compared with the corresponding period of 2012, largely due to growth in key markets in Asia and Europe.
Export volume increased in the first quarter of 2013. Volume continued to shift towards our less premium products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express. Economic pressures continued to influence our customers internationally. Export volume growth was driven by Asia (up approximately 8%; particularly in the Asia-to-Europe and Asia-to-U.S. trade lanes) and Europe (up approximately 3%; particularly intra-Europe). However, U.S. export volume growth continued to remain weak, and was up less than 1%.
Domestic volume increased slightly in the first quarter of 2013 compared to the same period in 2012. Results were driven by solid volume growth in Canada and Turkey; however, growth in these markets was largely offset by declines in several European countries.
Rates and Product Mix
Total average revenue per piece decreased 0.5% for the first quarter of 2013 on a currency-adjusted basis, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
On December 31, 2012, we increased the base rates 6.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 2.5% for the first quarter, as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates. Additionally, currency-adjusted export revenue per piece was adversely impacted by a small reduction in the average weight per piece (due to changes in customer mix towards lighter-weight shipments), as well as a small impact on pricing from overcapacity in the Asia outbound freight market.
Currency-adjusted domestic revenue per piece increased 1.0% for the first quarter, largely due to base rate increases; however, the increase in revenue per piece was negatively impacted by the faster domestic volume growth in lower-yielding emerging markets.
Fuel Surcharges
On December 31, 2012, in connection with our base rate increases, we modified the fuel surcharge on certain U.S., South and Central America, and Asia-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $31 million for the first quarter of 2013 when compared with 2012, primarily due to reduced fuel surcharge rates caused by declining fuel prices but partially offset by increased international air volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Overall adjusted operating expenses for the segment increased $29 million for the first quarter of 2013 compared with the same period in 2012. This increase was impacted by the cost of pick-up and delivery, which increased $14 million for the first quarter, largely due to higher package volume.
Indirect operating costs increased $16 million for the first quarter of 2013 compared with the corresponding period of 2012, primarily due to the acquisition of Kiala S.A. in 2012. Because only six weeks of Kiala's results were included in our first quarter 2012 income statement due to the timing of the acquisition, we experienced an increase in indirect operating costs for Kiala of $12 million in 2013 compared with 2012.
The increases in the cost of pick-up and delivery and indirect operating costs were partially offset by a reduction in the cost of operating our international integrated air and ground network. Network costs were reduced primarily due to a 2.5% reduction in average daily aircraft block hours resulting from ongoing modifications to our air network. This was achieved even with a 3.8% increase in international export volume and several air product service enhancements that occurred during the first quarter of 2013.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment increased 0.8% for the first quarter of 2013 compared with the same period of 2012.
Operating Profit and Margin
Adjusted operating profit contracted by 4.2%, while the adjusted operating margin decreased 70 basis points, in the first quarter of 2013 compared with the same period of 2012. The decline in the adjusted operating margin was due to the lack of operating leverage during the quarter. Revenue per piece was negatively impacted by the product mix changes from our premium express services to our standard products. Adjusted operating profit was also adversely impacted by the timing of the Easter Holiday, which resulted in less local country operating days in 2013 compared with the first quarter of 2012. Additionally, the net impact of fuel (fuel expense increased at a faster rate than fuel surcharge revenue) and currency remeasurement and translation losses resulted in an adverse impact of approximately $30 million when comparing the first quarter of 2013 with 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2013	2012	%
Freight LTL Statistics:
Revenue (in millions)	$596	$558	6.8%
Revenue Per Hundredweight	$21.84	$21.47	1.7%
Shipments (in thousands)	2,518	2,468	2.0%
Shipments Per Day (in thousands)	40.0	38.6	3.6%
Gross Weight Hauled (in millions of lbs)	2,729	2,597	5.1%
Weight Per Shipment (in lbs)	1,084	1,052	3.0%
Operating Days in Period	63	64
Revenue (in millions):
Forwarding and Logistics	$1,360	$1,424	(4.5)%
Freight	688	618	11.3%
Other	137	124	10.5%
Total Revenue	$2,185	$2,166	0.9%
Operating Expenses (in millions):	$2,042	$2,000	2.1%
Operating Profit (in millions)	$143	$166	(13.9)%
Operating Margin	6.5%	7.7%
Currency Translation Benefit / (Cost) – (in millions)*:			$
Revenue			$(7)
Operating Expenses			6
Operating Profit			$(1)
___________________

*	Amount represents the change compared to the prior year.
Revenue
Forwarding and logistics revenue decreased $64 million in the first quarter of 2013 compared with the corresponding period in 2012. Forwarding revenue decreased in the first quarter of 2013, primarily due to lower tonnage and rates charged to our customers in our international air forwarding business. The reduction in tonnage was impacted by weak overall market demand for air forwarding services in 2013, while the reduction in rates was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. These factors were, however, partially offset by improved tonnage in our ocean forwarding business. Revenue increased for our logistics products in the first quarter of 2013, as we experienced solid growth in our mail services and healthcare solutions.
Freight revenue increased $70 million for the first quarter of 2013, driven by an increase in LTL revenue per hundredweight, tonnage and average daily LTL shipments; however, these factors were partially offset by having one less operating day in the first quarter of 2013 compared with the prior year period. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as a general rate increase averaging 5.9% that took effect on July 16, 2012, covering non-contractual shipments in the United States, Canada and Mexico. Fuel surcharge revenue increased by $10 million for the first quarter of 2013 compared with the corresponding period of the prior year, due to changes in diesel fuel prices and overall LTL shipment volume. In addition, our Truckload division experienced increased volume and revenue, primarily related to our dedicated and non-dedicated service offerings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The other businesses within Supply Chain & Freight increased revenue by $13 million for the quarter, primarily due to growth at UPS Capital, The UPS Store and UPS Customer Solutions.
Operating Expenses
Forwarding and logistics operating expenses decreased $9 million for the first quarter of 2013 compared with the same period of 2012, due to several factors. Purchased transportation expense fell by $12 million in the first quarter, primarily due to lower tonnage in our international air freight forwarding business. Compensation and benefits expense declined by $7 million in the first quarter, largely due to reduced payroll costs. These factors were partially offset by an increase in other expenses that resulted from a $9 million gain realized on the sale of an operating facility that reduced other expenses in the first quarter of 2012.
Freight operating expenses increased $49 million in the first quarter of 2013, while the total cost per LTL shipment increased 1.5%. The largest component of this increase related to the cost of operating our linehaul network, which grew by $18 million for the quarter, as a result of a 6.8% average daily tonnage increase, coupled with wage and purchased transportation increases. Our Truckload division experienced a $12 million increase in costs, largely related to the expansion of our dedicated and non-dedicated services.
Operating expenses for the other businesses within Supply Chain & Freight increased $2 million in the first quarter of 2013 compared with 2012.
Operating Profit and Margin
Operating profit for the forwarding and logistics unit decreased by $55 million in the first quarter of 2013 compared to the same period in 2012. This decrease was primarily due to reduced profitability in our international air forwarding business, as continued economic weakness in Europe, slowing growth in China and a sluggish U.S. economy all contributed to a reduction in overall air freight market demand. This lower demand pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a compression in our operating margin. Operating profit for our logistics business declined in the first quarter of 2013 compared with the corresponding period of 2012, largely due to increased investments in facilities and information technology platforms in our healthcare logistics business, as well as the gain on the sale of a facility in 2012.
Operating profit for our freight unit increased $21 million in the first quarter of 2013 compared to the same period in 2012, as improvements in average daily LTL volume, yields and productivity measures (including gains in pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization), more than offset the impact of having one less operating day in 2013.
The combined operating profit for all of our other businesses in this segment increased $11 million during the first quarter, primarily due to higher operating profit at UPS Capital and The UPS Store.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2013	2012	%
Operating Expenses (in millions):
Compensation and Benefits	$6,968	$6,835	1.9%
Repairs and Maintenance	309	302	2.3%
Depreciation and Amortization	474	459	3.3%
Purchased Transportation	1,780	1,717	3.7%
Fuel	1,006	1,025	(1.9)%
Other Occupancy	253	237	6.8%
Other Expenses	1,064	992	7.3%
TNT Termination Fee and Related Expenses	(284)	—
Gain Upon Liquidation of Foreign Subsidiary	245	—
Adjusted Other Expenses	1,025	992	3.3%
Total Operating Expenses	$11,854	$11,567	2.5%
Adjusted Total Operating Expenses	$11,815	$11,567	2.1%

			$
Currency Translation (Benefit) Cost			$(3)
Compensation and Benefits
Employee payroll costs increased $104 million for the first quarter of 2013 compared with 2012, largely due to contractual union wage rate increases, a 2.6% increase in average daily union labor hours, and a merit salary increase for management employees; however, this was partially offset by an overall reduction in the number of management personnel.
Benefits expense increased $29 million for the first quarter of 2013 compared with 2012, primarily due to higher pension expense, increased health and welfare costs and higher payroll taxes; however, these items were partially offset by changes in the expense associated with our self-insurance for worker’s compensation claims. These factors are discussed further as follows:

•
Pension expense increased $63 million for the first quarter of 2013 compared with 2012, due to higher union contribution rates for multiemployer pension plans combined with increased service and interest costs for company-sponsored plans. The increase in service and interest costs for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•
Health and welfare costs increased $44 million for the first quarter of 2013 compared with 2012, largely due to higher medical claims and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010.

•	Payroll tax expense increased $15 million for the first quarter of 2013 compared with 2012, primarily due to the increase in total payroll costs and the timing of stock compensation award vesting.

•
The expense associated with our self-insurance programs for worker’s compensation claims decreased $89 million for the first quarter of 2013 compared with 2012. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2013, we experienced favorable actuarial expense adjustments as the frequency and severity of claims was less than previously projected, due to the impact of ongoing safety improvement and claim management initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The increase in repairs and maintenance expense was largely due to higher aircraft maintenance costs, which grew $5 million for the first quarter of 2013 compared with 2012. This increase resulted primarily from an increase in aircraft engine heavy shop visits, structural repairs on several aircraft types and limited-life parts replacement programs.
Depreciation and Amortization
The increase in depreciation and amortization expense for the first quarter of 2013 compared with 2012 was primarily due to an increase in depreciation expense on vehicles of $10 million. This increase was driven by the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic package operations.
Purchased Transportation
The increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the first quarter of 2013, compared with 2012, was impacted by several factors. Our U.S. Domestic Package segment incurred a $37 million expense increase, primarily due to higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product, and higher rates passed to us from rail carriers. The purchased transportation expense for our UPS Freight business increased by $22 million, largely due to growth in LTL volume and higher rates from rail carriers. Additionally, we incurred a $13 million expense increase in our International Package segment, due to international volume growth and the 2012 acquisition of Kiala.
These factors were partially offset by a $12 million decrease in expense in our freight forwarding business, primarily due to lower tonnage in our air freight forwarding business.
Fuel
The decrease in fuel expense for the first quarter of 2013 compared with the same period of 2012 was primarily due to lower usage, which decreased expense by $17 million, and was impacted by the reduction in aircraft block hours. Additionally, the decline in prices for jet-A fuel and diesel decreased expense by $2 million (net of hedging).
Other Occupancy
Other occupancy expense increased in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to weather-related factors. The relatively colder winter in the United States in 2013 compared with 2012, combined with higher natural gas prices, caused an increase in heating and snow removal costs in our facilities during the early months of 2013.
Other Expenses
The increase in adjusted other expenses for the first quarter of 2013 compared with 2012 was largely due to increases in auto liability insurance, air cargo handling costs and transportation equipment rentals, as well as a reduction in foreign currency remeasurement gains. These increases in expense were partially offset by a reduction in bad debt expense, outside professional fees and employee expense reimbursements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended March 31,		Change
	2013	2012	%
(in millions)
Investment Income	$5	$6	(16.7)%
Interest Expense	$(96)	$(94)	2.1%
Investment Income
The decrease in investment income for the first quarter of 2013 compared with the same period of 2012 was primarily caused by a $2 million decline in realized gains on sales of investments, and a $1 million decrease in interest income due to lower interest rates earned on invested assets. These declines were partially offset by a $2 million increase in interest income related to a state tax refund.
Interest Expense
Interest expense increased in the first quarter of 2013 compared to 2012, largely due to the imputation of interest expense on the multiemployer pension withdrawal liability related to the New England Pension Fund. This was partially offset by a lower effective interest rate incurred on our variable rate debt and interest rate swaps in 2013 compared with 2012. Additionally, interest expense decreased in the first quarter of 2013, compared with 2012, due to favorable fair value adjustments on interest rate swaps that have not been designated as hedges.
Income Tax Expense

	Three Months Ended March 31,		Change
	2013	2012	%
(in millions)
Income Tax Expense	$452	$511	(11.5)%
TNT Termination Fee and Related Expenses	107	—
Gain Upon Liquidation of Foreign Subsidiary	(32)	—
Adjusted Income Tax Expense	$527	$511	3.1%
Effective Tax Rate	30.4%	34.5%
Adjusted Effective Tax Rate	34.5%	34.5%
Our overall effective tax rate declined to 30.4% in 2013 from 34.5% in 2012, as a portion of the gain from liquidating a foreign subsidiary was non-taxable. Our adjusted effective tax rate remained at 34.5% in the first quarter of 2013 compared with the same period of 2012. Adjusted income tax expense increased in 2013 compared to 2012 due to higher pre-tax income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Three Months Ended March 31,
	2013	2012
Net income	$1,037	$970
Non-cash operating activities (a)	507	858
Pension and postretirement plan contributions (UPS-sponsored plans)	(57)	(220)
Income tax receivables and payables	199	437
Changes in working capital and other noncurrent assets and liabilities	97	258
Other sources (uses) of cash from operating activities	(25)	(23)
Net cash from operating activities	$1,758	$2,280
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges, and other non-cash items.

Operating cash flow was negatively impacted in 2013, compared with 2012, by certain TNT Express transaction-related charges, as well as changes in our working capital position. We paid a termination fee to TNT Express of €200 million ($268 million) under the agreement to terminate the merger protocol in the first quarter of 2013. Changes in working capital, which are normally a function of seasonal changes in our business, provided a smaller benefit to our operating cash flow in 2013 as compared with 2012. The changes in working capital were primarily affected by (1) a smaller reduction in accounts receivable in 2013, largely due to lower receivable turnover; and (2) a smaller increase in income taxes payable in 2013 compared with 2012, which was impacted by the timing of current tax deductions.
The adverse impact of working capital changes on our operating cash flow in 2013 compared with 2012 was partially offset by reduced pension and postretirement medical defined benefit plan contributions. Contributions to our company-sponsored defined benefit plans have varied based primarily on whether any minimum funding requirements are present for the individual plans. The decline in contributions to our defined benefit plans was largely related to the UPS IBT Pension Plan ($176 million in contributions in the first three months of 2012; no contributions in 2013). The remaining contributions in both years were largely related to our international pension and U.S. postretirement medical plans. As discussed in note 6 to the unaudited consolidated financial statements, we expect to contribute $153 million to our company-sponsored pension and postretirement medical benefit plans over the remainder of 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2013	2012
Net cash used in investing activities	$(753)	$(259)

Capital Expenditures:
Buildings and facilities	$(82)	$(108)
Aircraft and parts	(176)	(172)
Vehicles	(85)	(33)
Information technology	(110)	(115)
	$(453)	$(428)

Capital Expenditures as a % of Revenue	3.4%	3.3%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$12	$19
Net decrease in finance receivables	$10	$24
Net sales (purchases) of marketable securities	$(400)	$302
Cash paid for business acquisitions	$—	$(100)
Other sources (uses) of cash for investing activities	$78	$(76)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on aircraft is primarily related to contract deposits on open aircraft orders, and final payments associated with the delivery of three Boeing 767-300s in both 2013 and 2012. Capital spending on vehicles increased in 2013 in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth.
Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2013 will be approximately $2.4 billion, or approximately 4% of revenue.
The net decrease in finance receivables was primarily due to loan sales in our business credit and asset-based lending portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions in 2012 was primarily related to our acquisition of Kiala S.A. Other investing activities include the cash settlement of derivative contracts used in our currency and commodity hedging programs, which resulted in a $101 million cash inflow in the first three months of 2013 and a $50 million cash outflow in the same period of 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Provided by Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) financing activities	$(1,846)	$51
Share Repurchases:
Cash expended for shares repurchased	$(1,025)	$(547)
Number of shares repurchased	(12.2)	(7.1)
Shares outstanding at period end	945	959
Percent reduction in shares outstanding	(0.8)%	(0.4)%
Dividends:
Dividends declared per share	$0.62	$0.57
Cash expended for dividend payments	$(572)	$(534)
Borrowings:
Net borrowings (repayment) of debt principal	$(178)	$889
Other Financing Activities:
Cash received for common stock issuances	$181	$131
Other sources (uses) of cash for financing activities	$(252)	$112
Capitalization (as of September 30 each year):
Total debt outstanding at period end	$12,666	$11,998
Total shareowners’ equity at period end	4,043	7,499
Total capitalization	$16,709	$19,497
Debt to Total Capitalization %	75.8%	61.5%
We repurchased a total of 12.2 million shares of class A and class B common stock for $1.013 billion in the first three months of 2013, and 7.1 million shares for $542 million for the first three months of 2012 ($1.025 billion and $547 million in repurchases for 2013 and 2012, respectively, are reported on the cash flow statement due to the timing of settlements). On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. As of March 31, 2013, we had $9.648 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $4.0 billion in shares for all of 2013.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.62 per share in 2013, compared with the previous $0.57 quarterly dividend rate in 2012. We expect to continue the practice of paying regular cash dividends.
Issuances of debt in the first three months of 2013 and 2012 consisted primarily of commercial paper. Repayments of debt in 2013 consisted primarily of the $1.75 billion 4.5% senior notes that matured in January 2013. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, and the purchase of noncontrolling interests. During the first three months of 2013, we paid premiums of $100 million on options for the purchase of 1.4 million shares that will settle in the second quarter of 2013. During the first three months of 2012, we received $155 million in premiums for options that were entered into during 2011 that expired in 2012. In 2013, we paid $70 million to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. The remaining cash outflows in other financing activities for both 2013 and 2012 were related to tax withholdings on vested employee stock awards.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.514 billion outstanding under this program as of March 31, 2013, with an average interest rate of 0.08%. We also maintain a European commercial paper program under which we are authorized to borrow up to €1.0 billion in a variety of currencies. As of March 31, 2013, there was €45 million ($58 million) outstanding under this program, with an average interest rate of 0.02%.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%, per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2013.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a negative outlook from Standard & Poor’s and a stable outlook from Moody's.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2013 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2013, 10% of net tangible assets was equivalent to $2.717 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2013 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are 125 individual franchisees who did not rebrand to The UPS Store and a certified class of all franchisees who did rebrand. The trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012. The trial court granted our motion for summary judgment against the certified class, which was reversed in January 2012.  In March 2013, we reached a settlement in principle with the remaining individual plaintiffs. We believe the ultimate settlement of this matter will not have a material adverse effect on our financial condition, results of operations or liquidity.
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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The case is scheduled to go to trial in February 2014. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) briefing of dispositive motions is ongoing; and (3) the DOJ investigation is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In Canada, four purported class-action cases were filed against us in British Columbia (2006); Ontario (2007) and Québec (2006 and 2013). The cases each allege inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. The British Columbia class action was declared inappropriate for certification and dismissed by the trial judge. That decision was upheld by the British Columbia Court of Appeal in March 2010, which ended the case in our favor. The Ontario class action was certified in September 2011. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court. The complaint under the Criminal Code was dismissed. No appeal is being taken from that decision. The allegations of inadequate disclosure were granted and we are appealing that decision. The motion to authorize the 2006 Québec litigation as a class action was dismissed by the motions judge in October 2012; there was no appeal, which ended that case in our favor. The 2013 Québec litigation also has been dismissed. We deny all liability and are vigorously defending the one outstanding case in Ontario. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years, although we can petition the government to shorten that term in its discretion to one year. The NPA did not have a material impact on our results of operations for the first quarter of 2013.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a first amended complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We have filed another motion to dismiss, and will otherwise vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint once but has not considered the adequacy of the amended complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
Collective Bargaining Agreements
As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. On April 25, 2013, we reached a tentative agreement with the Teamsters on two, new five-year contracts in the U.S. Domestic Package and UPS Freight business units. Subject to ratification by the UPS Teamster-represented employees, the new agreements would take effect on August 1, 2013. We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association, which became amendable at the end of 2011. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which runs through November 1, 2013. In addition, approximately 3,100 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.
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
Tax Matters
In June 2011, we received an IRS Revenue Agent Report ("RAR") covering excise taxes for tax years 2003 through 2007, in addition to the income tax matters described in note 14 to the consolidated financial statements. The excise tax RAR proposed two alternate theories for asserting additional excise tax on transportation of property by air. We disagreed with these proposed excise tax theories and related adjustments. We filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
Beginning in the third quarter of 2012 and continuing through the first quarter of 2013, we had settlement discussions with the Appeals team. In the first quarter of 2013, we reached settlement terms for a complete resolution of all excise tax matters and correlative income tax refund claims for the 2003 through 2007 tax years. The final resolution of these matters did not materially impact our financial condition, results of operations or liquidity.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In February 2013, the FASB issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This update was effective for us beginning in the first quarter of 2013, and we have included the applicable disclosures in note 10 to the consolidated financial statements.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after March 31, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2013	December 31, 2012
Currency Derivatives	$(56)	$(60)
Commodity Derivatives	(9)	—
Interest Rate Derivatives	422	467
	$357	$407
Our market risks, hedging strategies and financial instrument positions at March 31, 2013 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2013, we entered into several heating oil and diesel fuel swaps, and also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first three months of 2013. The remaining fair value changes between December 31, 2012 and March 31, 2013 in the preceding table are primarily due to fuel price, interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties containing early termination rights and/or bilateral collateral provisions whereby cash is required whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds. Events, such as a credit rating downgrade (depending on the ultimate rating level) would typically require an increase in the amount of collateral required of the counterparty and/or allow us to take additional protective measures such as early termination of trades. At March 31, 2013, we held cash collateral of $48 million under these agreements.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 53-54 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, is hereby incorporated by reference in this report.

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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the first quarter of 2013 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2013	2.7	$79.65	1.4	$3,858
February 1 – February 28, 2013	9.3	83.15	8.0	9,884
March 1 – March 31, 2013	3.4	84.25	2.8	9,648
Total January 1 – March 31, 2013	15.4	$83.00	12.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $4.0 billion of shares in 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

2.1	—	Termination Agreement, dated as of January 22, 2013, between United Parcel Service, Inc. and TNT Express N.V. (incorporated by reference to Exhibit 2.3 to the 2012 Annual Report on Form 10-K).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

†10.1	—
Credit Agreement (364-Day Facility) dated March 29, 2013 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent.

†10.2	—
Credit Agreement (5 Year Facility) dated March 29, 2013 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent.

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Furnished electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 3, 2013	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)