Form 10-Q
period 2013-06-30
UNITED PARCEL SERVICE INC
filed 2013-08-02
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 216,729,216 Class A shares, and 721,546,655 Class B shares, with a par value of $0.01 per share, outstanding at July 23, 2013.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in further substantial impairment write-downs of our assets; increases in our expenses relating to employee health and retiree health and our contributions to pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2012, in Part II, “Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, and may also be described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2013 (unaudited) and December 31, 2012
(In millions)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,808	$7,327
Marketable securities	1,384	597
Accounts receivable, net	5,438	6,111
Deferred income tax assets	564	583
Other current assets	1,032	973
Total Current Assets	13,226	15,591
Property, Plant and Equipment, Net	17,880	17,894
Goodwill	2,149	2,173
Intangible Assets, Net	678	603
Non-Current Investments and Restricted Cash	406	307
Derivative Assets	331	535
Deferred Income Tax Assets	963	684
Other Non-Current Assets	1,070	1,076
Total Assets	$36,703	$38,863
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,086	$1,781
Accounts payable	2,008	2,278
Accrued wages and withholdings	1,858	1,927
Self-insurance reserves	749	763
Income taxes payable	221	399
Other current liabilities	1,261	1,242
Total Current Liabilities	7,183	8,390
Long-Term Debt	10,837	11,089
Pension and Postretirement Benefit Obligations	11,426	11,068
Self-Insurance Reserves	1,998	1,980
Other Non-Current Liabilities	1,629	1,603
Shareowners’ Equity:
Class A common stock (218 and 225 shares issued in 2013 and 2012)	2	3
Class B common stock (721 and 729 shares issued in 2013 and 2012)	7	7
Additional paid-in capital	—	—
Retained earnings	7,185	7,997
Accumulated other comprehensive loss	(3,577)	(3,354)
Deferred compensation obligations	67	78
Less: Treasury stock (1 share in 2013 and 2012)	(67)	(78)
Total Equity for Controlling Interests	3,617	4,653
Total Equity for Non-Controlling Interests	13	80
Total Shareowners’ Equity	3,630	4,733
Total Liabilities and Shareowners’ Equity	$36,703	$38,863

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$13,507	$13,349	$26,941	$26,485
Operating Expenses:
Compensation and benefits	6,981	6,747	13,949	13,582
Repairs and maintenance	309	303	618	605
Depreciation and amortization	466	459	940	918
Purchased transportation	1,731	1,733	3,511	3,450
Fuel	992	1,014	1,998	2,039
Other occupancy	225	213	478	450
Other expenses	1,061	1,090	2,125	2,082
Total Operating Expenses	11,765	11,559	23,619	23,126
Operating Profit	1,742	1,790	3,322	3,359
Other Income and (Expense):
Investment income	3	6	8	12
Interest expense	(98)	(92)	(194)	(186)
Total Other Income and (Expense)	(95)	(86)	(186)	(174)
Income Before Income Taxes	1,647	1,704	3,136	3,185
Income Tax Expense	576	588	1,028	1,099
Net Income	$1,071	$1,116	$2,108	$2,086
Basic Earnings Per Share	$1.14	$1.16	$2.22	$2.17
Diluted Earnings Per Share	$1.13	$1.15	$2.21	$2.15

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,071	$1,116	$2,108	$2,086
Change in foreign currency translation adjustment, net of tax	(24)	(158)	(327)	(67)
Change in unrealized gain (loss) on marketable securities, net of tax	(6)	2	(8)	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	20	(43)	58	(84)
Change in unrecognized pension and postretirement benefit costs, net of tax	28	27	54	61
Comprehensive income	$1,089	$944	$1,885	$1,997
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$2,108	$2,086
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	940	918
Pension and postretirement benefit expense	562	473
Pension and postretirement benefit contributions	(114)	(450)
Self-insurance reserves	4	70
Deferred taxes, credits and other	(328)	(148)
Stock compensation expense	288	295
Other (gains) losses	(98)	115
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	542	490
Other current assets	(15)	(50)
Accounts payable	(209)	(163)
Accrued wages and withholdings	(49)	(34)
Other current liabilities	(134)	304
Other operating activities	(66)	(56)
Net cash from operating activities	3,431	3,850
Cash Flows From Investing Activities:
Capital expenditures	(990)	(949)
Proceeds from disposals of property, plant and equipment	24	32
Purchases of marketable securities	(1,615)	(1,940)
Sales and maturities of marketable securities	717	2,604
Net decrease in finance receivables	19	42
Cash paid for business acquisitions	—	(100)
Other investing activities	(8)	4
Net cash used in investing activities	(1,853)	(307)
Cash Flows From Financing Activities:
Net change in short-term debt	1,045	1,877
Proceeds from long-term borrowings	100	4
Repayments of long-term borrowings	(1,861)	(8)
Purchases of common stock	(1,867)	(885)
Issuances of common stock	293	194
Dividends	(1,140)	(1,068)
Other financing activities	(611)	44
Net cash provided by (used in) financing activities	(4,041)	158
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(56)	(17)
Net Increase (Decrease) In Cash And Cash Equivalents	(2,519)	3,684
Cash And Cash Equivalents:
Beginning of period	7,327	3,034
End of period	$4,808	$6,718
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2013, our results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2013. The fair values of our investment securities are disclosed in note 4, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after June 30, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
Management Incentive Award
During the first quarter of 2013, we granted Restricted Units under the Management Incentive Award program to eligible U.S.-based management employees. Restricted Units under the Management Incentive Award program will generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the date that the eligible management population and performance targets were approved for the Management Incentive Award program, we determined the award measurement date to be February 5, 2013 (for U.S.-based employees) and April 1, 2013 (for international-based employees); therefore, the Restricted Unit grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $80.80 and $84.47 on those dates, respectively.
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
Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2013 and 2012 was $131 and $133 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2013 and 2012 was $288 and $295 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as available-for-sale as of June 30, 2013 and December 31, 2012 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2013
Current marketable securities:
U.S. government and agency debt securities	$352	$1	$(2)	$351
Mortgage and asset-backed debt securities	75	—	(1)	74
Corporate debt securities	874	1	(2)	873
U.S. state and local municipal debt securities	17	—	—	17
Other debt and equity securities	69	—	—	69
Total marketable securities	$1,387	$2	$(5)	$1,384

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2012
Current marketable securities:
U.S. government and agency debt securities	$236	$2	$—	$238
Mortgage and asset-backed debt securities	171	3	—	174
Corporate debt securities	158	5	—	163
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	7	—	—	7
Total marketable securities	$587	$10	$—	$597
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of June 30, 2013. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2013, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$832	$833
Due after one year through three years	413	412
Due after three years through five years	23	22
Due after five years	117	115
	1,385	1,382
Equity securities	2	2
	$1,387	$1,384

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
We had $387 and $288 million of restricted cash related to our self-insurance requirements as of June 30, 2013 and December 31, 2012, respectively, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash-equivalent type assets.
At June 30, 2013 and December 31, 2012, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.44% and 7.75% as of June 30, 2013 and December 31, 2012, respectively. These inputs and the resulting fair values are updated on a quarterly basis.
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2013
Marketable Securities:
U.S. government and agency debt securities	$350	$1	$—	$351
Mortgage and asset-backed debt securities	—	74	—	74
Corporate debt securities	—	873	—	873
U.S. state and local municipal debt securities	—	17	—	17
Other debt and equity securities	—	69	—	69
Total marketable securities	350	1,034	—	1,384
Other investments	19	—	136	155
Total	$369	$1,034	$136	$1,539

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2012
Marketable Securities:
U.S. government and agency debt securities	$237	$1	$—	$238
Mortgage and asset-backed debt securities	—	174	—	174
Corporate debt securities	—	163	—	163
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	7	—	7
Total marketable securities	237	360	—	597
Other investments	19	—	163	182
Total	$256	$360	$163	$779
The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2013 and 2012 (in millions):

	Marketable Securities	Other Investments	Total
Balance on April 1, 2013	$—	$150	$150
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2013	$—	$136	$136

	Marketable Securities	Other Investments	Total
Balance on April 1, 2012	$—	$204	$204
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2012	$—	$190	$190

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2013 and 2012 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2013	$—	163	163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):		—
Included in earnings (in investment income)	—	(27)	(27)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2013	$—	$136	$136

	Marketable Securities	Other Investments	Total
Balance on January 1, 2012	$—	217	217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(27)	(27)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2012	$—	$190	$190
There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2013 and December 31, 2012 consist of the following (in millions):

	2013	2012
Vehicles	$6,445	$6,344
Aircraft	15,544	15,164
Land	1,122	1,122
Buildings	3,199	3,138
Building and leasehold improvements	3,072	3,049
Plant equipment	7,101	7,010
Technology equipment	1,608	1,675
Equipment under operating leases	60	69
Construction-in-progress	348	470
	38,499	38,041
Less: Accumulated depreciation and amortization	(20,619)	(20,147)
	$17,880	$17,894

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceeds the fair value. There were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded, during the three and six months ended June 30, 2013 and 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2013 and 2012 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Three Months Ended June 30:
Service cost	$337	$250	$26	$22	$11	$14
Interest cost	363	352	47	52	11	10
Expected return on assets	(537)	(493)	(9)	(5)	(14)	(12)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	44	1	1	—	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$206	$153	$65	$70	$8	$12

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Six Months Ended June 30:
Service cost	$675	$499	$52	$44	$26	$29
Interest cost	725	705	93	104	22	21
Expected return on assets	(1,074)	(985)	(17)	(9)	(28)	(24)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	86	87	2	2	—	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$412	$306	$130	$141	$20	$26
During the first six months of 2013, we contributed $53 million and $61 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $48 and $50 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
Collective Bargaining Agreements
As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. On April 25, 2013, we reached a tentative agreement with the Teamsters on two new five-year contracts in the U.S. Domestic Package and UPS Freight business units. During the second quarter, UPS Teamster-represented employees in the U.S. Domestic Package business unit voted to approve the new agreement, while some local U.S. Domestic Package agreements and the agreement covering UPS Freight employees will require additional negotiation and approval before the new agreement is ratified. Before expiration, the Company and the Teamsters agreed to extensions of both existing five-year contracts and all local riders, supplements, and addenda. The extensions are open-ended and can be terminated by either party on thirty days' notice. Subject to ratification by the UPS Teamster-represented employees, the new agreements will be retroactively effective as of August 1, 2013. As of the date of this filing, there can be no assurance that our efforts will be successful or that the ultimate resolution of these matters will not adversely affect our business, financial position, results of operations or liquidity.

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

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2013 and December 31, 2012 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2012:	$—	$430	$1,743	$2,173
Acquired	—	—	—	—
Currency / Other	—	(16)	(8)	(24)
June 30, 2013:	$—	$414	$1,735	$2,149
The change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of June 30, 2013 and December 31, 2012 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2013:
Trademarks, licenses, patents, and other	$200	$(89)	$111
Customer lists	130	(84)	46
Franchise rights	117	(67)	50
Capitalized software	2,331	(1,860)	471
Total Intangible Assets, Net	$2,778	$(2,100)	$678
December 31, 2012:
Trademarks, licenses, patents, and other	$163	$(80)	$83
Customer lists	131	(79)	52
Franchise rights	117	(64)	53
Capitalized software	2,197	(1,782)	415
Total Intangible Assets, Net	$2,608	$(2,005)	$603

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2013 and December 31, 2012 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2013	2012
Commercial paper	$1,045	2013	$1,045	$—
Fixed-rate senior notes:
4.50% senior notes	—	2013	—	1,751
3.875% senior notes	1,000	2014	1,020	1,033
1.125% senior notes	375	2017	365	373
5.50% senior notes	750	2018	823	851
5.125% senior notes	1,000	2019	1,090	1,140
3.125% senior notes	1,500	2021	1,606	1,655
2.45% senior notes	1,000	2022	934	996
6.20% senior notes	1,500	2038	1,481	1,480
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	486	512
8.375% debentures	276	2030	283	284
Pound Sterling notes:
5.50% notes	101	2031	97	103
5.13% notes	693	2050	660	699
Floating rate senior notes	377	2049-2053	373	374
Capital lease obligations	481	2013-3004	481	440
Facility notes and bonds	320	2015-2036	320	320
Other debt	3	2013-2022	3	3
Total Debt	$11,720		11,923	12,870
Less: Current Maturities			(1,086)	(1,781)
Long-term Debt			$10,837	$11,089

Debt Repayments
On January 15, 2013, our $1.75 billion 4.5% senior notes matured and were repaid in full.
Debt Classification
We have classified our 3.875% senior notes with a principal balance of $1.0 billion due in April 2014 as a long-term liability, based on our intent and ability to refinance the debt as of June 30, 2013.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.045 billion outstanding under this program as of June 30, 2013, with an average interest rate of 0.05%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of June 30, 2013, there were no amounts outstanding under this program. As of June 30, 2013, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%, per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2013.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2013 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2013, 10% of net tangible assets was equivalent to $2.669 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $13.086 and $14.658 billion as of June 30, 2013 and December 31, 2012, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are (1) 125 individual franchisees who did not rebrand to The UPS Store and (2) a certified class of all franchisees who did rebrand. With respect to the 125 individual franchisees described in (1) above, the trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012.  In March 2013, we reached a settlement in principle with the remaining individual plaintiffs who did not rebrand.  We believe this settlement will not have a material adverse effect on our financial condition, results of operations or liquidity.  The trial court granted our motion for summary judgment against the certified class described in (2) above, which was reversed in January 2012.  We have not reached a settlement with this class of franchisees, and the claims of the class remain pending.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from the remaining aspects of this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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
Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years, although we can petition the government to shorten that term in its discretion to one year. The NPA did not have a material impact on our results of operations in 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations. In November 2012, we also received a request for information related to similar matters from authorities in Singapore. UPS responded to that request in January 2013.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss, which is currently pending before the Court, and will otherwise vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint once but has not considered the adequacy of the amended complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2013, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of June 30, 2013, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the six months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	2013		2012
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	225	$3	240	$3
Common stock purchases	(4)	(1)	(3)	—
Stock award plans	5	—	4	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(10)	—	(8)	—
Class A shares issued at end of period	218	$2	235	$3
Class B Common Stock
Balance at beginning of period	729	$7	725	$7
Common stock purchases	(18)	—	(8)	—
Conversions of class A to class B common stock	10	—	8	—
Class B shares issued at end of period	721	$7	725	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		364		291
Common stock purchases		(114)		(606)
Common stock issuances		149		144
Option premiums received (paid)		(399)		206
Unsettled portion of accelerated stock repurchase program		—		(35)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$7,997		$10,128
Net income attributable to common shareowners		2,108		2,086
Dividends ($1.24 and $1.14 per share)		(1,199)		(1,123)
Common stock purchases		(1,721)		(264)
Balance at end of period		$7,185		$10,827
In total, we repurchased 21.8 million shares of class A and class B common stock for $1.836 billion during the six months ended June 30, 2013, and 11.3 million shares for $870 million during the six months ended June 30, 2012. On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2013, we entered into an accelerated share repurchase program, which allowed us to repurchase $500 million of shares (5.8 million shares). The program was completed in June 2013.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. As of June 30, 2013, we paid premiums of $400 million on options for the purchase of 5.3 million shares that will settle in the second half of 2013. During the six months ended June 30, 2013, we settled options that resulted in the receipt of $1 million in premiums (in excess of our initial investment). During the six months ended June 30, 2012, we received $206 million in premiums for options that were entered into during 2011 that expired in 2012, including $6 million in premiums in excess of our initial investment.

Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2013 and 2012 is as follows (in millions):

	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of period	$134	$(160)
Reclassification to earnings (no tax impact in either period)	(161)	—
Translation adjustment (net of tax effect of $3 and $(3))	(166)	(67)
Balance at end of period	(193)	(227)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	6
Current period changes in fair value (net of tax effect of $(5) and $2)	(8)	4
Reclassification to earnings (net of tax effect of $0 and $(1))	—	(3)
Balance at end of period	(2)	7
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(286)	(204)
Current period changes in fair value (net of tax effect of $(14) and $(57))	(22)	(94)
Reclassification to earnings (net of tax effect of $48 and $6)	80	10
Balance at end of period	(228)	(288)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,208)	(2,745)
Reclassification to earnings (net of tax effect of $34 and $34)	54	55
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $0 and $4)	—	6
Balance at end of period	(3,154)	(2,684)
Accumulated other comprehensive income (loss) at end of period	$(3,577)	$(3,192)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

Three Months Ended June 30:
	2013 Amount Reclassified from AOCI	2012 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	1	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	1	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(5)	(5)	Interest expense
Foreign exchange contracts	6	(19)	Interest expense
Foreign exchange contracts	(12)	9	Revenue
Commodity contracts	(38)	—	Fuel expense
Income tax (expense) benefit	18	6	Income tax expense
Impact on net income	(31)	(9)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(44)	(45)	Compensation and benefits
Income tax (expense) benefit	16	18	Income tax expense
Impact on net income	(28)	(27)	Net income

Total amount reclassified for the period	$(59)	$(35)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:
	2013 Amount Reclassified from AOCI	2012 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$161	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	161	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	4	Investment income
Income tax (expense) benefit	—	(1)	Income tax expense
Impact on net income	—	3	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(10)	(10)	Interest expense
Foreign exchange contracts	(44)	(3)	Interest expense
Foreign exchange contracts	(26)	(3)	Revenue
Commodity contracts	(48)	—	Fuel expense
Income tax (expense) benefit	48	6	Income tax expense
Impact on net income	(80)	(10)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(88)	(89)	Compensation and benefits
Income tax (expense) benefit	34	34	Income tax expense
Impact on net income	(54)	(55)	Net income

Total amount reclassified for the period	$27	$(62)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the six months ended June 30, 2013 and 2012 is as follows (in millions):

	2013		2012
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$78		$88
Reinvested dividends		2		2
Benefit payments		(13)		(14)
Balance at end of period		$67		$76
Treasury Stock:
Balance at beginning of period	(1)	$(78)	(2)	$(88)
Reinvested dividends	—	(2)	—	(2)
Benefit payments	—	13	—	14
Balance at end of period	(1)	$(67)	(2)	$(76)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The activity related to our noncontrolling interests is presented below for the six months ended June 30, 2013 and 2012 (in millions):

	2013	2012
Noncontrolling Interests:
Balance at beginning of period	$80	$73
Acquired noncontrolling interests	(67)	7
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$13	$80

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
U.S. Domestic Package	$8,241	$8,058	$16,512	$16,062
International Package	3,062	3,014	6,040	5,980
Supply Chain & Freight	2,204	2,277	4,389	4,443
Consolidated	$13,507	$13,349	$26,941	$26,485
Operating Profit:
U.S. Domestic Package	$1,132	$1,134	$2,217	$2,129
International Package	451	454	803	862
Supply Chain & Freight	159	202	302	368
Consolidated	$1,742	$1,790	$3,322	$3,359

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareowners	$1,071	$1,116	$2,108	$2,086
Denominator:
Weighted average shares	941	959	945	959
Deferred compensation obligations	1	2	1	2
Vested portion of restricted shares	1	1	2	1
Denominator for basic earnings per share	943	962	948	962
Effect of dilutive securities:
Restricted shares	8	8	7	9
Stock options	1	1	1	1
Denominator for diluted earnings per share	952	971	956	972
Basic earnings per share	$1.14	$1.16	$2.22	$2.17
Diluted earnings per share	$1.13	$1.15	$2.21	$2.15
Diluted earnings per share for the three months ended June 30, 2013 and 2012 exclude the effect of 0.0 and 2.6 million shares of common stock (0.1 and 2.6 million for the six months ended June 30, 2013 and 2012), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At June 30, 2013, we held cash collateral of $164 million under these agreements.
In connection with the agreements described above, we could also be required to provide collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At June 30, 2013, the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $198 million; and we were required to post $10 million in collateral with our counterparties as of that date.
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
Foreign Currency Risk Management
To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We hedge portions of our forecasted revenue denominated in foreign currencies with option contracts. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales transactions occur.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2013 and December 31, 2012, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2013		December 31, 2012
Currency hedges:
British Pound Sterling	GBP	915	GBP	797
Canadian Dollar	CAD	296	CAD	341
Euro	EUR	2,061	EUR	1,783
Indian Rupee	INR	985	INR	—
Malaysian Ringgit	MYR	700	MYR	500
Mexican Peso	MXN	3,340	MXN	—
United Arab Emirates Dirham	AED	—	AED	551

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$6,049		$7,274
Floating to Fixed Interest Rate Swaps		$781		$781
Interest Rate Basis Swaps		$2,500		$2,500

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$64	$27	$64	$27
Interest rate contracts	Other current assets	Level 2	21	1	21	1
Foreign exchange contracts	Other non-current assets	Level 2	34	14	34	12
Interest rate contracts	Other non-current assets	Level 2	236	420	162	406
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	22	3	21	3
Interest rate contracts	Other non-current assets	Level 2	61	101	58	91
Total Asset Derivatives			$438	$566	$360	$540

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	$113	$103	$113	$101
Interest rate contracts	Other non-current liabilities	Level 2	79	14	5	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	1	1	—	1
Interest rate contracts	Other current liabilities	Level 2	1	—	1	—
Interest rate contracts	Other non-current liabilities	Level 2	4	41	1	31
Total Liability Derivatives			$198	$159	$120	$133
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and Other Comprehensive Income Recognition
The following table indicates the amount of gains and losses that have been recognized in other comprehensive income for the three and six months ended June 30, 2013 and 2012 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
	2013	2012
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
Interest rate contracts	$2	$(53)
Foreign exchange contracts	10	(31)
Commodity contracts	(30)	—
Total	$(18)	$(84)

Six Months Ended June 30:
	2013	2012
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
Interest rate contracts	$3	$(61)
Foreign exchange contracts	9	(90)
Commodity contracts	(48)	—
Total	$(36)	$(151)
As of June 30, 2013, $21 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2014. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 37 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2013 and 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2013 and 2012 (in millions):

		2013	2012			2013	2012
Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$(187)	$72	Fixed-Rate Debt and Capital Leases	Interest Expense	$187	$(72)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$(233)	$36	Fixed-Rate Debt and Capital Leases	Interest Expense	$233	$(36)

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges (in millions):

		2013	2012
Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$(4)	$(2)
Foreign exchange contracts	Other Operating Expenses	(3)	42
Foreign exchange contracts	Investment Income	20	—
		$13	$40
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$(4)	$(5)
Foreign exchange contracts	Other Operating Expenses	84	34
Foreign exchange contracts	Investment Income	15	—
		$95	$29

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate increased to 35.0% in the second quarter of 2013 compared with 34.5% in the same period of 2012, primarily due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income, as well as unfavorable changes in the proportion of our taxable income in certain non-U.S. jurisdictions relative to total pre-tax income.
On a year-to-date basis, our effective tax rate declined to 32.8% in 2013 from 34.5% in 2012, as a portion of the gain from liquidating a foreign subsidiary was non-taxable (discussed further in note 15).
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUBSEQUENT EVENTS
Cemelog Ltd.
In July 2013, we completed the acquisition of Cemelog Ltd. (“Cemelog”), a Hungary-based medical logistics provider that operates in Central and Eastern Europe. The acquisition will add 255,000 square feet of dedicated healthcare logistics facilities in Budapest, Hungary, and further our ability to offer customers expanded access to regional healthcare logistics expertise. Cemelog will be included in our Supply Chain & Freight reporting segment beginning in the third quarter of 2013. The acquisition was not material to our consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic expansion has continued at a slow pace through the second quarter of 2013. Continued growth in retail sales (particularly among e-commerce retailers) has provided for expansion in the overall U.S. small package delivery market; however, slowing export growth and industrial production, and a lack of significant inventory replenishment, have negatively impacted the growth in commercial shipments. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth, while growth in our business-to-business volume has remained weak.
Outside of the U.S., economic growth has remained slow largely due to fiscal austerity measures, particularly in Europe. This slower economic growth has created an environment in which customers are more likely to trade-down from premium express products to standard delivery products in both Europe and Asia. Additionally, the uneven nature of economic growth worldwide combined with the trend towards more international trade being conducted regionally, has led to shifting trade patterns and resulted in overcapacity in certain trade lanes. These circumstances have led us to adjust our air capacity and cost structure in our transportation network to the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has remained challenging in 2013, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs across all segments. Continued deployment of technology improvements should lead to further gains in our operational efficiency, flexibility and reliability, thus restraining cost increases and improving margins. In our International Package segment, we have adjusted our transportation network and utilized newly expanded operating facilities to improve time-in-transit for shipments in each region. We have also continued to leverage the new air route authority we have gained over the last several years and to take full advantage of faster growing trade lanes.
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	%	2013	2012	%
Revenue (in millions)	$13,507	$13,349	1.2%	$26,941	$26,485	1.7%
Operating Expenses (in millions)	11,765	11,559	1.8%	23,619	23,126	2.1%
Operating Profit (in millions)	$1,742	$1,790	(2.7)%	$3,322	$3,359	(1.1)%
Operating Margin	12.9%	13.4%		12.3%	12.7%
Average Daily Package Volume (in thousands)	15,722	15,356	2.3%	15,971	15,474	3.2%
Average Revenue Per Piece	$11.08	$11.12	(0.4)%	$10.97	$10.99	(0.2)%
Net Income (in millions)	$1,071	$1,116	(4.0)%	$2,108	$2,086	1.1%
Basic Earnings Per Share	$1.14	$1.16	(1.7)%	$2.22	$2.17	2.3%
Diluted Earnings Per Share	$1.13	$1.15	(1.7)%	$2.21	$2.15	2.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Expenses:
TNT Termination Fee and Related Expenses	$—	$—	$284	$—
Gain Upon Liquidation of Foreign Subsidiary	—	—	(245)	—
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	—	—	(75)	—
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	%	2013	2012	%
Average Daily Package Volume (in thousands):
Next Day Air	1,213	1,231	(1.5)%	1,224	1,222	0.2%
Deferred	937	924	1.4%	978	954	2.5%
Ground	11,176	10,920	2.3%	11,373	10,981	3.6%
Total Avg. Daily Package Volume	13,326	13,075	1.9%	13,575	13,157	3.2%
Average Revenue Per Piece:
Next Day Air	$20.52	$20.42	0.5%	$20.32	$20.24	0.4%
Deferred	13.31	13.60	(2.1)%	12.96	13.30	(2.6)%
Ground	8.18	8.08	1.2%	8.13	8.02	1.4%
Total Avg. Revenue Per Piece	$9.66	$9.63	0.3%	$9.58	$9.54	0.4%
Operating Days in Period	64	64		127	128
Revenue (in millions):
Next Day Air	$1,593	$1,609	(1.0)%	$3,159	$3,166	(0.2)%
Deferred	798	804	(0.7)%	1,610	1,624	(0.9)%
Ground	5,850	5,645	3.6%	11,743	11,272	4.2%
Total Revenue	$8,241	$8,058	2.3%	$16,512	$16,062	2.8%
Operating Expenses (in millions)	$7,109	$6,924	2.7%	$14,295	$13,933	2.6%
Operating Profit (in millions)	$1,132	$1,134	(0.2)%	$2,217	$2,129	4.1%
Operating Margin	13.7%	14.1%		13.4%	13.3%
Revenue
The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2013 compared with the corresponding periods of 2012:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2013 vs. 2012	1.9%	1.2%	(0.8)%	2.3%
Year-to-date 2013 vs. 2012	2.4%	0.9%	(0.5)%	2.8%
Volume
Our overall volume increased in the second quarter and year-to-date periods of 2013 compared with 2012, largely due to continued solid growth in e-commerce and overall retail sales; however, the increase in volume was hindered by slow overall U.S. economic and industrial production growth. Business-to-consumer shipments, which represent over 40% of total U.S. Domestic Package volume, grew approximately 5% for the quarter and drove increases in both air and ground shipments. Business-to-business volume was flat in the second quarter of 2013, as industrial production continued to slow. Labor negotiations with the Teamsters hindered volume growth during the second quarter, delaying our ability to gain new customers. Additionally, these negotiations caused a minor amount of volume diversion among our existing customers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, volume declined slightly in the second quarter of 2013 compared with 2012, as growth in our deferred products was more than offset by a decline in our Next Day Air services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Next Day Air Saver and residential Second Day Air package products. Next Day Air letter volume decreased over 5%, and was negatively impacted by increased competition in the industry. Our business-to-business air volume continued to be impacted by sluggish economic conditions in the U.S., low levels of inventory replenishment among our customers and changes in our customers' supply chain networks. The combination of these factors influence their sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.
The increase in ground volume in the second quarter of 2013 was primarily attributed to our traditional and lightweight residential service offerings. Demand for these residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers. Business-to-business ground volume also showed a small increase, and was positively impacted by the overall expansion of the U.S. retail sector; however, the recent slowdown in industrial production hindered growth. The increased use of omni-channel retailing (including ship-from-store and ship-to-store models) by customers is also positively impacting volume growth for both our residential and commercial ground products.
Rates and Product Mix
Overall revenue per piece increased 0.3% for the second quarter of 2013 compared with the same period of 2012 (0.4% year-to-date), and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
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
In the second quarter of 2013, revenue per piece increased slightly for Next Day Air, while declining for our deferred products, as the impact of the base rate increase was more than offset by declines in fuel surcharge rates and changes in customer and product mix. Revenue per piece was adversely impacted by the relatively stronger growth in our lower-yielding Next Day Air Saver and deferred products, compared with our premium Next Day Air services, as well as the faster growth in lighter-weight business-to-consumer shipments.
Ground revenue per piece increased for the second quarter of 2013, compared with the corresponding period of 2012, primarily due to the base rate increase; however, this was partially offset by customer and product mix changes, as a greater portion of our overall volume in 2013, relative to 2012, came from lighter-weight shipments and larger customers. Fuel surcharge rate changes adversely impacted ground revenue per piece growth in the second quarter of 2013 compared with 2012.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products was as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	% Point	2013	2012	% Point
Next Day Air / Deferred	11.0%	14.3%	(3.3)%	11.0%	13.7%	(2.7)%
Ground	7.5%	8.3%	(0.8)%	7.4%	8.2%	(0.8)%
On December 31, 2012, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. Total domestic fuel surcharge revenue decreased by $66 million in the second quarter of 2013 compared with the same period of 2012 ($88 million year-to-date) primarily due to the lower fuel surcharge rates; however, this was partially offset by the increase in package volume for the quarter and year-to-date periods. These decreased fuel surcharge rates were due to lower jet and diesel fuel prices, as well as the reduction in the index on the air and ground surcharges made in conjunction with our base rate increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses for the segment increased $185 million for the second quarter of 2013 compared with the same period of 2012 ($362 million year-to-date). This increase was primarily due to pick-up and delivery costs, which grew $131 million, as well as the cost of operating our domestic integrated air and ground network, which increased $28 million for the second quarter ($269 million and $88 million on a year-to-date basis, respectively). The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 2.0%), an increase in average daily driver hours (up 2.0%) and an increase in employee pension and healthcare costs.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting efficiency. Improved pick-up and delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume (up 1.9%) at a faster rate than the increase in average daily union labor hours (up 0.9%), aircraft block hours (down 0.3%) and miles driven (up 1.0%) in the second quarter of 2013 compared with the same period of 2012. The total cost per piece increased 0.8% for the second quarter of 2013 (0.2% year-to-date).
Operating Profit and Margin
Operating profit was approximately flat for the second quarter of 2013, compared with the second quarter of 2012, as the volume growth and productivity improvements discussed previously were offset by pressure on revenue per piece, the adverse impact of fuel and an increase in pension costs. Revenue per piece was negatively impacted by changes in product and customer mix, which slowed the growth in revenue. The net impact of fuel adversely affected operating profit by approximately $60 million in the second quarter of 2013 compared with 2012, as fuel surcharge revenue decreased at a faster rate than fuel expense. Additionally, pension costs for this segment increased approximately $50 million in the second quarter of 2013 compared with 2012. These factors combined to decrease the operating margin by 40 basis points.
On a year-to-date basis, operating profit increased 4.1%, and was driven by the revenue growth and productivity improvements discussed previously. Overall volume growth allowed us to better leverage our transportation network, resulting in greater productivity and better pick-up and delivery density, which drove a 10 basis point increase in our operating margin; however, these trends were partially offset by changes in customer and product mix, which combined to pressure our revenue per piece. Operating profit was also negatively impacted by having one less operating day in 2013 compared with the same period of 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	%	2013	2012	%
Average Daily Package Volume (in thousands):
Domestic	1,427	1,358	5.1%	1,422	1,384	2.7%
Export	969	923	5.0%	974	933	4.4%
Total Avg. Daily Package Volume	2,396	2,281	5.0%	2,396	2,317	3.4%
Average Revenue Per Piece:
Domestic	$7.06	$7.08	(0.3)%	$7.12	$7.08	0.6%
Export	36.51	38.12	(4.2)%	35.97	37.24	(3.4)%
Total Avg. Revenue Per Piece	$18.97	$19.64	(3.4)%	$18.85	$19.23	(2.0)%
Operating Days in Period	64	64		127	128
Revenue (in millions):
Domestic	$645	$615	4.9%	$1,286	$1,255	2.5%
Export	2,264	2,252	0.5%	4,450	4,447	0.1%
Cargo	153	147	4.1%	304	278	9.4%
Total Revenue	$3,062	$3,014	1.6%	$6,040	$5,980	1.0%
Operating Expenses (in millions):
Operating Expenses	$2,611	$2,560	2.0%	$5,237	$5,118	2.3%
TNT Termination Fee and Related Expenses	—	—		(284)	—
Gain Upon Liquidation of Foreign Subsidiary	—	—		245	—
Adjusted Operating Expenses	$2,611	$2,560	2.0%	$5,198	$5,118	1.6%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$451	$454	(0.7)%	$803	$862	(6.8)%
Adjusted Operating Profit	$451	$454	(0.7)%	$842	$862	(2.3)%
Operating Margin	14.7%	15.1%		13.3%	14.4%
Adjusted Operating Margin	14.7%	15.1%		13.9%	14.4%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$
Revenue			$(19)			$(19)
Operating Expenses			(2)			(5)
Operating Profit			$(21)			$(24)
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2013 compared with the corresponding periods of 2012:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2013 vs. 2012	5.0%	(1.5)%	(1.3)%	(0.6)%	1.6%
Year-to-date 2013 vs. 2012	2.6%	(0.1)%	(1.2)%	(0.3)%	1.0%
Volume
Our overall average daily volume increased in the second quarter and year-to-date periods of 2013 compared with the corresponding periods of 2012, largely due to growth in key markets in Asia and Europe.
Export volume increased in the second quarter and year-to-date periods of 2013. Volume continued to shift towards our less premium products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express. Our international customers continue to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influence their sensitivity towards the price and speed of shipments. Export volume growth was driven by Asia (largely in the Asia-to-Europe, Asia-to-U.S. and intra-Asia trade lanes) and Europe (primarily intra-Europe). However, U.S. export volume growth continued to remain weak, and decreased slightly for the second quarter of 2013.
Domestic volume increased in the second quarter and year-to-date periods of 2013 compared to 2012. Results were driven by solid volume growth in several key markets, including Italy, Canada, the U.K. and Turkey.
Rates and Product Mix
Total average revenue per piece decreased 2.8% for the second quarter of 2013 on a currency-adjusted basis (1.6% year-to-date), and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
On December 31, 2012, we increased the base rates 6.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 3.4% for the second quarter (2.9% year-to-date), as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates. Additionally, currency-adjusted export revenue per piece was adversely impacted by a small reduction in the average weight per piece (due to changes in customer mix towards lighter-weight shipments), as well as a small impact on pricing from overcapacity in the Asia outbound freight market.
Currency-adjusted domestic revenue per piece decreased 0.4% for the second quarter (increased 0.3% year-to-date). Domestic revenue per piece was positively impacted by base rate increases; however, these base rate increases were offset by the faster domestic volume growth in our lower-yielding standard service, as well as product and customer mix changes in several developed markets.
Fuel Surcharges
On December 31, 2012, in connection with our base rate increases, we modified the fuel surcharge on certain U.S., South and Central America, and Asia-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $38 million for the second quarter of 2013 when compared with 2012 ($69 million year-to-date), primarily due to reduced fuel surcharge rates caused by declining fuel prices and the reduction in the index; however, this was partially offset by increased international air volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Overall adjusted operating expenses for the segment increased $51 million for the second quarter of 2013 compared with the same period in 2012 ($80 million year-to-date). This increase was driven by the cost of pick-up and delivery, which increased $38 million for the second quarter ($52 million year-to-date), largely due to higher package volume.
The cost of operating our international integrated air and ground network increased $11 million for the quarter ($9 million year-to-date), also largely due to higher package volume; however, network costs were mitigated by a 1.2% reduction in average daily aircraft block hours resulting from ongoing modifications to our air network. This was achieved even with a 5.0% increase in second quarter international export volume and several air product service enhancements that occurred during 2013.
The remaining increases in adjusted operating expenses for the quarter and year-to-date periods were largely due to the costs of package sorting, which was impacted by volume growth, and indirect operating costs, which were affected by increased expenses associated with aviation security.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 3.0% for the second quarter of 2013 compared with the same period of 2012 (1.1% year-to-date).
Operating Profit and Margin
Adjusted operating profit contracted by 0.7% for the second quarter of 2013 compared with 2012 (2.3% year-to-date), while the adjusted operating margin decreased 40 basis points (50 basis points year-to-date). The solid volume growth in 2013 was largely offset by reductions in revenue per piece, leading to only slight growth in revenue. The net impact of fuel (fuel surcharge revenue decreased at a faster rate than fuel expense) and currency remeasurement and translation losses resulted in an adverse impact on operating profit of approximately $55 million when comparing the second quarter of 2013 with 2012 ($85 million year-to-date). The combination of low revenue growth and the adverse impact of fuel and currency led to the reduction in operating margin.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	%	2013	2012	%
Freight LTL Statistics:
Revenue (in millions)	$635	$597	6.4%	$1,231	$1,155	6.6%
Revenue Per Hundredweight	$21.61	$21.50	0.5%	$21.73	$21.48	1.2%
Shipments (in thousands)	2,717	2,583	5.2%	5,235	5,051	3.6%
Shipments Per Day (in thousands)	42.5	40.4	5.2%	41.2	39.5	4.3%
Gross Weight Hauled (in millions of lbs)	2,939	2,778	5.8%	5,668	5,375	5.5%
Weight Per Shipment (in lbs)	1,082	1,076	0.6%	1,083	1,064	1.8%
Operating Days in Period	64	64		127	128
Revenue (in millions):
Forwarding and Logistics	$1,333	$1,485	(10.2)%	$2,693	$2,909	(7.4)%
Freight	731	660	10.8%	1,419	1,278	11.0%
Other	140	132	6.1%	277	256	8.2%
Total Revenue	$2,204	$2,277	(3.2)%	$4,389	$4,443	(1.2)%
Operating Expenses (in millions):	$2,045	$2,075	(1.4)%	$4,087	$4,075	0.3%
Operating Profit (in millions)	$159	$202	(21.3)%	$302	$368	(17.9)%
Operating Margin	7.2%	8.9%		6.9%	8.3%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(5)			$(12)
Operating Expenses			5			11
Operating Profit			$—			$(1)
___________________

*	Amount represents the change compared to the prior year.
Revenue
Forwarding and logistics revenue decreased $152 million in the second quarter of 2013 compared with the corresponding period in 2012 ($216 million year-to-date). Forwarding revenue decreased in the second quarter and year-to-date periods of 2013, primarily due to lower tonnage and rates charged to our customers in our international air forwarding business. The reduction in tonnage was impacted by weak overall market demand and increased competition for air forwarding services, while the reduction in rates was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. Revenue for our logistics products increased in the second quarter and year-to-date periods of 2013 compared with 2012, as we experienced solid growth in our mail services and healthcare distribution solutions.
Freight revenue increased $71 million for the second quarter of 2013 ($141 million year to date), driven by an increase in LTL revenue per hundredweight, tonnage and average daily LTL shipments; however, these factors were partially offset by having one less operating day in the year-to-date period of 2013 compared with 2012. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as general rate increases averaging 5.9% that took effect on July 16, 2012 and on June 10, 2013, covering non-contractual shipments in the United States, Canada and Mexico. Fuel surcharge revenue increased by $5 million for the second quarter of 2013 compared with the corresponding period of the prior year ($15 million year-to-date), due to changes in diesel fuel prices and overall LTL shipment volume. In addition, our Truckload division experienced increased volume and revenue, primarily related to our dedicated and non-dedicated service offerings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The other businesses within Supply Chain & Freight increased revenue by $8 million for the quarter ($21 million year-to-date), primarily due to growth at UPS Capital, The UPS Store and UPS Customer Solutions.
Operating Expenses
Forwarding and logistics operating expenses decreased $106 million for the second quarter of 2013 compared with the same period of 2012 ($115 million year-to-date), due to several factors. Purchased transportation expense declined by $63 million in the second quarter ($75 million year-to-date), primarily due to lower tonnage in our international air freight forwarding business. Compensation and benefits expense declined by $16 million in the second quarter ($23 million year-to-date), largely due to reduced payroll costs. The remaining decrease in expense was impacted by lower fuel costs, bad debt expense, and various other items.
Freight operating expenses increased $73 million in the second quarter of 2013 ($122 million year-to-date), while the total cost per LTL shipment increased 2.2% (1.8% year-to-date). The largest component of this increase related to the cost of operating our linehaul network, which grew by $18 million for the second quarter ($36 million year-to-date), as a result of a 5.8% average daily tonnage increase, coupled with wage and purchased transportation increases. Our Truckload division experienced a $15 million increase in costs for the quarter ($27 million year-to-date), largely related to the expansion of our dedicated and non-dedicated services. The remaining increase in expense for the second quarter and year-to-date periods of 2013 was impacted by increases in pick-up and delivery costs, healthcare costs and pension expense.
Operating expenses for the other businesses within Supply Chain & Freight increased $3 million in the second quarter of 2013 compared with 2012 ($5 million year-to-date).
Operating Profit and Margin
Operating profit for the forwarding and logistics unit decreased by $46 million in the second quarter of 2013 compared to the same period in 2012 ($101 million year-to-date). This decrease was primarily due to reduced profitability in our international air forwarding business, which resulted from increased competition combined with weak overall air freight market demand due to continued economic weakness in Europe, slowing growth in China and a sluggish U.S. economy. Additionally, our customer concentration among the technology and military sectors negatively impacted our results, as demand in these sectors was relatively weaker than the remainder of the air freight market. This lower demand pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a compression in our operating margin. Operating profit for our logistics business declined in the second quarter and year-to-date periods of 2013 compared with 2012, largely due to increased investments in facilities and information technology platforms in our healthcare logistics business, as well as the gain on the sale of a facility in 2012.
Operating profit for our freight unit was flat in the second quarter of 2013 compared to the same period in 2012, while increasing $19 million on a year-to-date basis. For the year-to-date period of 2013 compared with 2012, operating profit increased as improvements in average daily LTL volume, yields and productivity measures (including gains in pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization), more than offset the impact of having one less operating day.
The combined operating profit for all of our other businesses in this segment increased $5 million during the second quarter ($16 million year-to-date), primarily due to higher operating profit at UPS Capital and The UPS Store.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	%	2013	2012	%
Operating Expenses (in millions):
Compensation and Benefits	$6,981	$6,747	3.5%	$13,949	$13,582	2.7%
Repairs and Maintenance	309	303	2.0%	618	605	2.1%
Depreciation and Amortization	466	459	1.5%	940	918	2.4%
Purchased Transportation	1,731	1,733	(0.1)%	3,511	3,450	1.8%
Fuel	992	1,014	(2.2)%	1,998	2,039	(2.0)%
Other Occupancy	225	213	5.6%	478	450	6.2%

Other Expenses	1,061	1,090	(2.7)%	2,125	2,082	2.1%
TNT Termination Fee and Related Expenses	—	—		(284)	—
Gain Upon Liquidation of Foreign Subsidiary	—	—		245	—
Adjusted Other Expenses	1,061	1,090	(2.7)%	2,086	2,082	0.2%

Total Operating Expenses	$11,765	$11,559	1.8%	$23,619	$23,126	2.1%
Adjusted Total Operating Expenses	$11,765	$11,559	1.8%	23,580	$23,126	2.0%

			$			$
Currency Translation (Benefit) Cost			$(3)			$(6)
Compensation and Benefits
Employee payroll costs increased $123 million for the second quarter of 2013 compared with 2012 ($227 million year-to-date), largely due to contractual union wage rate increases, a 0.9% increase in average daily union labor hours, and a merit salary increase for management employees; however, this was partially offset by an overall reduction in the number of management personnel.
Benefits expense increased $111 million for the second quarter of 2013 compared with 2012 ($140 million year-to-date), primarily due to higher pension expense, increased vacation, holiday and excused absence expense, and higher health and welfare costs; however, these items were partially offset by changes in the expense associated with our self-insurance for worker’s compensation claims. These factors are discussed further as follows:

•
Pension expense increased $68 million for the second quarter of 2013 compared with 2012 ($131 million year-to-date), due to higher union contribution rates for multiemployer pension plans combined with increased service and interest costs for company-sponsored plans. The increase in service and interest costs for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•
Vacation, holiday and excused absence expense increased $32 million for the second quarter compared with 2012 ($34 million year-to-date), due to increased vacation entitlements earned based on employees' years of service.

•
Health and welfare costs increased $5 million for the second quarter of 2013 compared with 2012 ($49 million year-to-date), largely due to higher medical claims and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
The expense associated with our self-insurance programs for worker’s compensation claims decreased $3 million for the second quarter of 2013 compared with 2012 ($92 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2013, we experienced favorable actuarial expense adjustments as the frequency and severity of claims was less than previously projected, due to the impact of ongoing safety improvement and claim management initiatives.

Repairs and Maintenance
The increase in repairs and maintenance expense was largely due to increased automotive maintenance costs in our global package and freight operations. These increased costs were impacted by the increase in miles driven in the second quarter and year-to-date periods of 2013 compared with 2012.
Depreciation and Amortization
The increase in depreciation and amortization expense for the second quarter of 2013 was primarily due to a $13 million increase in depreciation expense on vehicles ($23 million year-to-date). This increase was driven by the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic package and UPS Freight operations.
Purchased Transportation
Purchased transportation expense charged to us by third-party air, ocean and truck carriers was approximately flat for the second quarter of 2013 compared with 2012, but increased $61 million year-to-date. The changes in expense for the second quarter and year-to-date periods were driven by several factors:

•
The purchased transportation expense for our forwarding & logistics business declined $63 million for the second quarter ($75 million year-to-date), largely due to lower tonnage in our international air freight forwarding business.

•
Our U.S. Domestic Package segment incurred a $13 million expense increase for the quarter ($50 million year-to-date), primarily due to higher rates passed to us from rail carriers, and higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product.

•	Our International Package segment incurred a $31 million expense increase for the quarter ($44 million year-to-date) primarily due to international volume growth.

•	Our UPS Freight business incurred a $20 million increase for the quarter ($42 million year-to-date) largely due to growth in LTL volume and higher rates passed to us from rail carriers.
Fuel
The decrease in fuel expense for the second quarter of 2013 was primarily due to the decline in prices for jet-A fuel and diesel, which decreased expense by $27 million ($29 million year-to-date), net of hedging. This was partially offset during the second quarter by an increase in vehicle miles driven and lower fuel efficiency, which increased expense by $5 million; however, usage decreased for the year-to-date period of 2013 compared with 2012 by $12 million, primarily due to a reduction in aircraft block hours.
Other Occupancy
The increase in other occupancy expense in the second quarter and year-to-date periods of 2013 was primarily due to increases in real estate and vehicle taxes, higher snow removal costs at our operating facilities, and an increase in utilities expenses. The relatively cold winter in the United States in 2013 compared with 2012 impacted the increase in snow removal costs, while higher natural gas and electricity prices affected the increase in utilities expenses.
Other Expenses
The decrease in adjusted other expenses for the second quarter of 2013 compared with 2012 was largely due to decreases in outside professional fees and bad debt expense. Outside professional fees had increased in the second quarter of 2012 related to our proposed TNT Express N.V. acquisition.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On a year-to-date basis, adjusted other expenses increased slightly in 2013 compared with 2012. This increase was largely due to increases in auto liability insurance, foreign currency remeasurement losses and transportation equipment rentals; however, these factors were largely offset by a reduction in bad debt expense, outside professional fees and employee expense reimbursements.

Investment Income and Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	%	2013	2012	%
(in millions)
Investment Income	$3	$6	(50.0)%	$8	$12	(33.3)%
Interest Expense	$(98)	$(92)	6.5%	$(194)	$(186)	4.3%
Investment Income
The decrease in investment income for the second quarter and year-to-date periods of 2013 compared with the same periods of 2012 was primarily due to lower interest rates earned on invested assets, as well as a decline in realized gains on sales of investments. These declines were partially offset by an increase in the average balance of invested assets in the second quarter and year-to-date periods of 2013 compared with 2012.
Interest Expense
Interest expense increased in the second quarter and year-to-date periods of 2013 compared to 2012, largely due to the imputation of interest expense on the multiemployer pension withdrawal liability related to the New England Pension Fund. This was partially offset by a lower effective interest rate incurred on our variable rate debt and interest rate swaps in the second quarter and year-to-date periods of 2013 compared with 2012.
Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2013	2012	%	2013	2012	%
(in millions)
Income Tax Expense	$576	$588	(2.0)%	$1,028	$1,099	(6.5)%
TNT Termination Fee and Related Expenses	—	—		107	—
Gain Upon Liquidation of Foreign Subsidiary	—	—		(32)	—
Adjusted Income Tax Expense	$576	$588	(2.0)%	$1,103	$1,099	0.4%
Effective Tax Rate	35.0%	34.5%		32.8%	34.5%
Adjusted Effective Tax Rate	35.0%	34.5%		34.7%	34.5%
Our effective tax rate increased by 50 basis points for the second quarter of 2013 compared with the same period of 2012, primarily due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income, as well as unfavorable changes in the proportion of our taxable income in certain non-U.S. jurisdictions relative to total pre-tax income.
On a year-to-date basis, our effective tax rate declined to 32.8% in 2013 from 34.5% in 2012, as a portion of the gain from liquidating a foreign subsidiary was non-taxable. Our adjusted effective tax rate on a year-to-date basis increased to 34.7% in 2013 compared with 34.5% in 2012, due to the aforementioned trends with U.S. Federal and state tax credits and non-U.S. taxable income relative to total pre-tax income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six Months Ended June 30,
	2013	2012
Net income	$2,108	$2,086
Non-cash operating activities (a)	1,368	1,723
Pension and postretirement plan contributions (UPS-sponsored plans)	(114)	(450)
Income tax receivables and payables	(163)	259
Changes in working capital and other noncurrent assets and liabilities	298	288
Other sources (uses) of cash from operating activities	(66)	(56)
Net cash from operating activities	$3,431	$3,850
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Operating cash flow was negatively impacted in 2013, compared with 2012, by certain TNT Express transaction-related charges, as well as changes in income tax receivables and payables. We paid a termination fee to TNT Express of €200 million ($268 million) under the agreement to terminate the merger protocol in the first quarter of 2013. The cash payments for income taxes increased in 2013 compared with 2012, and were impacted by the timing of current tax deductions.
The adverse impact of these items on our operating cash flow in 2013 compared with 2012 was partially offset by reduced pension and postretirement medical defined benefit plan contributions. Contributions to our company-sponsored defined benefit plans have varied based primarily on whether any minimum funding requirements are present for the individual plans. The decline in contributions to our defined benefit plans was largely related to the UPS IBT Pension Plan ($355 million in contributions in the first six months of 2012; no contributions in 2013). The remaining contributions in both years were largely related to our international pension and U.S. postretirement medical plans. As discussed in note 6 to the unaudited consolidated financial statements, we expect to contribute $98 million to our company-sponsored pension and postretirement medical benefit plans over the remainder of 2013.
As of June 30, 2013, the total of our worldwide holdings of cash and cash equivalents was $4.808 billion. Approximately 45%-55% of our cash and cash equivalents are typically held by foreign subsidiaries throughout the year. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2013	2012
Net cash used in investing activities	$(1,853)	$(307)

Capital Expenditures:
Buildings and facilities	$(183)	$(217)
Aircraft and parts	(274)	(368)
Vehicles	(281)	(147)
Information technology	(252)	(217)
	$(990)	$(949)

Capital Expenditures as a % of Revenue	3.7%	3.6%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$24	$32
Net decrease in finance receivables	$19	$42
Net sales (purchases) of marketable securities	$(898)	$664
Cash paid for business acquisitions	$—	$(100)
Other sources (uses) of cash for investing activities	$(8)	$4
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on real estate declined in 2013 compared with 2012, as the expansion of our Cologne air hub nears completion. Capital spending on aircraft is primarily related to contract deposits and final payments associated with the delivery of aircraft under our Boeing 767-300 order, which will be completed in 2013. Capital spending on vehicles increased in 2013 in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital spending on technology increased in 2013, largely due to new capitalized software projects.
Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2013 will be approximately $2.4 billion, or approximately 4% of revenue.
The net decrease in finance receivables was primarily due to loan sales in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions in 2012 was primarily related to our acquisition of Kiala S.A. Other investing activities include the cash settlement of derivative contracts used in our currency and commodity hedging programs, as well as capital contributions into certain investment partnerships.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Provided by Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) financing activities	$(4,041)	$158
Share Repurchases:
Cash expended for shares repurchased	$(1,867)	$(885)
Number of shares repurchased	(21.8)	(11.3)
Shares outstanding at period end	938	958
Percent reduction in shares outstanding	(1.6)%	(0.5)%
Dividends:
Dividends declared per share	$1.24	$1.14
Cash expended for dividend payments	$(1,140)	$(1,068)
Borrowings:
Net borrowings (repayment) of debt principal	$(716)	$1,873
Other Financing Activities:
Cash received for common stock issuances	$293	$194
Other sources (uses) of cash for financing activities	$(611)	$44
Capitalization (as of June 30 each year):
Total debt outstanding at period end	$11,923	$13,023
Total shareowners’ equity at period end	3,630	7,725
Total capitalization	$15,553	$20,748
Debt to Total Capitalization %	76.7%	62.8%
We repurchased a total of 21.8 million shares of class A and class B common stock for $1.836 billion in the first six months of 2013, and 11.3 million shares for $870 million for the first six months of 2012 ($1.867 billion and $885 million in repurchases for 2013 and 2012, respectively, are reported on the cash flow statement due to the timing of settlements). On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. As of June 30, 2013, we had $8.825 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $4.0 billion of shares in 2013.
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
Issuances of debt in the first six months of 2013 and 2012 consisted primarily of commercial paper. Repayments of debt in 2013 consisted primarily of the $1.75 billion 4.5% senior notes that matured in January 2013. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, and the purchase of noncontrolling interests. During the first six months of 2013, we paid premiums of $400 million on options for the purchase of 5.3 million shares that will settle in the second half of 2013. During the first six months of 2012, we received $206 million in premiums for options that were entered into during 2011 that expired in 2012. Additionally, we paid $70 million in 2013 to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. The remaining cash outflows in other financing activities for both 2013 and 2012 were related to tax withholdings on vested employee stock awards.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.045 billion outstanding under this program as of June 30, 2013, with an average interest rate of 0.05%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of June 30, 2013, there were no amounts outstanding under this program.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%, per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2013.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a negative outlook from Standard & Poor’s and a stable outlook from Moody's.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2013 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2013, 10% of net tangible assets was equivalent to $2.669 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2013 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are (1) 125 individual franchisees who did not rebrand to The UPS Store and (2) a certified class of all franchisees who did rebrand. With respect to the 125 individual franchisees described in (1) above, the trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012.  In March 2013, we reached a settlement in principle with the remaining individual plaintiffs who did not rebrand.  We believe this settlement will not have a material adverse effect on our financial condition, results of operations or liquidity.  The trial court granted our motion for summary judgment against the certified class described in (2) above, which was reversed in January 2012.  We have not reached a settlement with this class of franchisees, and the claims of the class remain pending.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from the remaining aspects of this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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
Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years, although we can petition the government to shorten that term in its discretion to one year. The NPA did not have a material impact on our results of operations in 2013.
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations. In November 2012, we also received a request for information related to similar matters from authorities in Singapore. UPS responded to that request in January 2013.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss, which is currently pending before the Court, and will otherwise vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the court has dismissed the complaint once but has not considered the adequacy of the amended complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
Collective Bargaining Agreements
As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements run through July 31, 2013. On April 25, 2013, we reached a tentative agreement with the Teamsters on two new five-year contracts in the U.S. Domestic Package and UPS Freight business units. During the second quarter, UPS Teamster-represented employees in the U.S. Domestic Package business unit voted to approve the new agreement, while some local U.S. Domestic Package agreements and the agreement covering UPS Freight employees will require additional negotiation and approval before the new agreement is ratified. Before expiration, the Company and the Teamsters agreed to extensions of both existing five-year contracts and all local riders, supplements, and addenda. The extensions are open-ended and can be terminated by either party on thirty days' notice. Subject to ratification by the UPS Teamster-represented employees, the new agreements will be retroactively effective as of August 1, 2013. As of the date of this filing, there can be no assurance that our efforts will be successful or that the ultimate resolution of these matters will not adversely affect our business, financial position, results of operations or liquidity.
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
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after June 30, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2013	December 31, 2012
Currency Derivatives	$6	$(60)
Commodity Derivatives	—	—
Interest Rate Derivatives	234	467
	$240	$407
Our market risks, hedging strategies and financial instrument positions at June 30, 2013 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2013, we entered into several heating oil and diesel fuel swaps, and also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first six months of 2013. The remaining fair value changes between December 31, 2012 and June 30, 2013 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events, such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At June 30, 2013, we held cash collateral of $164 million under these agreements.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors
You should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. You should read these Risk Factors in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and our Consolidated Financial Statements and related notes in Item 1.
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
A significant number of our employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters and our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. While UPS employees in the U.S. Domestic Package business unit voted to approve a new national master agreement during the second quarter of 2013, we are in the midst of negotiating certain local U.S. Domestic Package supplemental agreements and the agreement covering UPS Freight employees with the Teamsters. Strikes, work stoppages and slowdowns by our employees could adversely affect our ability to meet our customers' needs, and customers may do more business with competitors if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may face permanent loss of customers if we are unable to provide uninterrupted service, and this could adversely affect our business, financial position and results of operations. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

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
With approximately 399,000 employees, including approximately 323,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation and the decreasing trend of discount rates in which we use to value our pension liabilities. Continued increasing health care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our pension plans. The new national master agreement with the Teamsters, which is subject to ratification, includes changes that are designed to mitigate certain of these health care expenses, but there can be no assurance that our efforts will be successful or that the failure or success of these efforts will not adversely affect our business, financial position, results of operations or liquidity.
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
We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of the services we provide and the nature of our global operations, including claims exposure resulting from cargo loss, personal injury, property damage, aircraft and related liabilities, business interruption and workers' compensation. Workers' compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we are retaining risk increases, our financial condition and results of operations could be adversely affected. If we lose our ability to self-insure these risks, our insurance costs could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the second quarter of 2013 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2013	7.3	$85.35	6.8	$9,066
May 1 – May 31, 2013	1.7	87.08	1.1	8,972
June 1 – June 30, 2013	1.7	88.92	1.7	8,825
Total April 1 – June 30, 2013	10.7	$86.17	9.6
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

2.1	—	Termination Agreement, dated as of January 22, 2013, between United Parcel Service, Inc. and TNT Express N.V. (incorporated by reference to Exhibit 2.3 to the 2012 Annual Report on Form 10-K).

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

10.1	—
Credit Agreement (364-Day Facility) dated March 29, 2013 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ending March 31, 2013).

10.2	—
Credit Agreement (5 Year Facility) dated March 29, 2013 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ending March 31, 2013).

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Furnished electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 2, 2013	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)