Form 10-Q
period 2013-09-30
UNITED PARCEL SERVICE INC
filed 2013-11-05
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 212,580,580 Class A shares, and 715,769,524 Class B shares, with a par value of $0.01 per share, outstanding at October 28, 2013.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in further substantial impairment write-downs of our assets; increases in our expenses relating to employee health and retiree health and our contributions to pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2012, in Part II, “Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, and may also be described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2013 (unaudited) and December 31, 2012
(In millions)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,182	$7,327
Marketable securities	1,467	597
Accounts receivable, net	5,592	6,111
Deferred income tax assets	587	583
Other current assets	930	973
Total Current Assets	13,758	15,591
Property, Plant and Equipment, Net	17,992	17,894
Goodwill	2,180	2,173
Intangible Assets, Net	771	603
Non-Current Investments and Restricted Cash	406	307
Derivative Assets	337	535
Deferred Income Tax Assets	973	684
Other Non-Current Assets	1,059	1,076
Total Assets	$37,476	$38,863
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,703	$1,781
Accounts payable	1,817	2,278
Accrued wages and withholdings	2,035	1,927
Self-insurance reserves	726	763
Income taxes payable	237	399
Other current liabilities	1,303	1,242
Total Current Liabilities	7,821	8,390
Long-Term Debt	10,897	11,089
Pension and Postretirement Benefit Obligations	11,620	11,068
Self-Insurance Reserves	1,949	1,980
Other Non-Current Liabilities	1,534	1,603
Shareowners’ Equity:
Class A common stock (214 and 225 shares issued in 2013 and 2012)	2	3
Class B common stock (716 and 729 shares issued in 2013 and 2012)	7	7
Additional paid-in capital	—	—
Retained earnings	7,102	7,997
Accumulated other comprehensive loss	(3,469)	(3,354)
Deferred compensation obligations	68	78
Less: Treasury stock (1 share in 2013 and 2012)	(68)	(78)
Total Equity for Controlling Interests	3,642	4,653
Total Equity for Non-Controlling Interests	13	80
Total Shareowners’ Equity	3,655	4,733
Total Liabilities and Shareowners’ Equity	$37,476	$38,863

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$13,521	$13,071	$40,462	$39,556
Operating Expenses:
Compensation and benefits	6,961	7,577	20,910	21,159
Repairs and maintenance	311	306	929	911
Depreciation and amortization	460	464	1,400	1,382
Purchased transportation	1,781	1,743	5,292	5,193
Fuel	968	969	2,966	3,008
Other occupancy	225	220	703	670
Other expenses	1,011	1,026	3,136	3,108
Total Operating Expenses	11,717	12,305	35,336	35,431
Operating Profit	1,804	766	5,126	4,125
Other Income and (Expense):
Investment income	2	6	10	18
Interest expense	(92)	(98)	(286)	(284)
Total Other Income and (Expense)	(90)	(92)	(276)	(266)
Income Before Income Taxes	1,714	674	4,850	3,859
Income Tax Expense	617	205	1,645	1,304
Net Income	$1,097	$469	$3,205	$2,555
Basic Earnings Per Share	$1.17	$0.49	$3.40	$2.66
Diluted Earnings Per Share	$1.16	$0.48	$3.37	$2.63

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,097	$469	$3,205	$2,555
Change in foreign currency translation adjustment, net of tax	67	243	(260)	176
Change in unrealized gain (loss) on marketable securities, net of tax	1	1	(7)	2
Change in unrealized gain (loss) on cash flow hedges, net of tax	12	(8)	70	(92)
Change in unrecognized pension and postretirement benefit costs, net of tax	28	27	82	88
Comprehensive income	$1,205	$732	$3,090	$2,729
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$3,205	$2,555
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,400	1,382
Pension and postretirement benefit expense	835	709
Pension and postretirement benefit contributions	(158)	(864)
Self-insurance reserves	(68)	141
Deferred taxes, credits and other	(395)	330
Stock compensation expense	406	421
Other (gains) losses	(48)	162
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	417	468
Other current assets	11	(47)
Accounts payable	(429)	(279)
Accrued wages and withholdings	121	13
Other current liabilities	(154)	196
Other operating activities	(83)	(84)
Net cash from operating activities	5,060	5,103
Cash Flows From Investing Activities:
Capital expenditures	(1,605)	(1,603)
Proceeds from disposals of property, plant and equipment	90	61
Purchases of marketable securities	(2,475)	(2,256)
Sales and maturities of marketable securities	1,493	2,901
Net decrease in finance receivables	28	56
Cash paid for business acquisitions	(20)	(100)
Other investing activities	26	34
Net cash used in investing activities	(2,463)	(907)
Cash Flows From Financing Activities:
Net change in short-term debt	1,653	2,075
Proceeds from long-term borrowings	100	1,741
Repayments of long-term borrowings	(1,861)	(8)
Purchases of common stock	(2,866)	(1,402)
Issuances of common stock	368	253
Dividends	(1,702)	(1,600)
Other financing activities	(408)	8
Net cash provided by (used in) financing activities	(4,716)	1,067
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(26)	133
Net Increase (Decrease) In Cash And Cash Equivalents	(2,145)	5,396
Cash And Cash Equivalents:
Beginning of period	7,327	3,034
End of period	$5,182	$8,430
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2013. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities are disclosed in Note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after September 30, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2013 and 2012 was $118 and $126 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2013 and 2012 was $406 and $421 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as available-for-sale as of September 30, 2013 and December 31, 2012 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2013
Current marketable securities:
U.S. government and agency debt securities	$342	$1	$(2)	$341
Mortgage and asset-backed debt securities	70	—	(1)	69
Corporate debt securities	713	1	(1)	713
U.S. state and local municipal debt securities	19	—	—	19
Other debt and equity securities	325	—	—	325
Total marketable securities	$1,469	$2	$(4)	$1,467

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2012
Current marketable securities:
U.S. government and agency debt securities	$236	$2	$—	$238
Mortgage and asset-backed debt securities	171	3	—	174
Corporate debt securities	158	5	—	163
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	7	—	—	7
Total marketable securities	$587	$10	$—	$597
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of September 30, 2013. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2013, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$918	$918
Due after one year through three years	424	424
Due after three years through five years	25	24
Due after five years	100	98
	1,467	1,464
Equity securities	2	3
	$1,469	$1,467

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
We had $387 and $288 million of restricted cash related to our self-insurance requirements as of September 30, 2013 and December 31, 2012, respectively, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash-equivalent type assets.
At September 30, 2013 and December 31, 2012, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.61% and 7.75% as of September 30, 2013 and December 31, 2012, respectively. These inputs and the resulting fair values are updated on a quarterly basis.
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2013
Marketable Securities:
U.S. government and agency debt securities	$340	$1	$—	$341
Mortgage and asset-backed debt securities	—	69	—	69
Corporate debt securities	—	713	—	713
U.S. state and local municipal debt securities	—	19	—	19
Other debt and equity securities	—	325	—	325
Total marketable securities	340	1,127	—	1,467
Other investments	19	—	123	142
Total	$359	$1,127	$123	$1,609

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2012
Marketable Securities:
U.S. government and agency debt securities	$237	$1	$—	$238
Mortgage and asset-backed debt securities	—	174	—	174
Corporate debt securities	—	163	—	163
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	7	—	7
Total marketable securities	237	360	—	597
Other investments	19	—	163	182
Total	$256	$360	$163	$779
The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2013 and 2012 (in millions):

	Marketable Securities	Other Investments	Total
Balance on July 1, 2013	$—	$136	$136
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2013	$—	$123	$123

	Marketable Securities	Other Investments	Total
Balance on July 1, 2012	$—	$190	$190
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2012	$—	$177	$177

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2013 and 2012 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2013	$—	163	163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):		—
Included in earnings (in investment income)	—	(40)	(40)

Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2013	$—	$123	$123

	Marketable Securities	Other Investments	Total
Balance on January 1, 2012	$—	217	217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(40)	(40)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2012	$—	$177	$177
There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2013 and December 31, 2012 consist of the following (in millions):

	2013	2012
Vehicles	$6,629	$6,344
Aircraft	15,748	15,164
Land	1,128	1,122
Buildings	3,236	3,138
Building and leasehold improvements	3,096	3,049
Plant equipment	7,160	7,010
Technology equipment	1,629	1,675
Equipment under operating leases	53	69
Construction-in-progress	267	470
	38,946	38,041
Less: Accumulated depreciation and amortization	(20,954)	(20,147)
	$17,992	$17,894

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceeds the fair value. There were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded, during the three and nine months ended September 30, 2013 and 2012.
NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2013 and 2012 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Three Months Ended September 30:
Service cost	$337	$249	$20	$23	$11	$12
Interest cost	362	353	46	52	11	10
Expected return on assets	(537)	(493)	(8)	(4)	(14)	(11)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	44	43	1	1	—	1
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$206	$152	$59	$72	$8	$12

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Nine Months Ended September 30:
Service cost	$1,012	$748	$72	$67	$37	$41
Interest cost	1,087	1,058	139	156	33	31
Expected return on assets	(1,611)	(1,478)	(25)	(13)	(42)	(35)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	130	130	3	3	—	1
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$618	$458	$189	$213	$28	$38
During the first nine months of 2013, we contributed $76 and $82 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $24 and $29 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
Collective Bargaining Agreements
As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements ran through July 31, 2013, and have been extended pending ratification of a new national master agreement (see note 16).

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
In the third quarter of 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflected a decision by the NETTI Fund's trustees to restructure the NETTI Fund through plan amendments to utilize a "two pool approach", which effectively subdivided the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the NETTI Fund, of which it had historically been a participant, and reenter the NETTI Fund's newly-established pool as a new employer.
Upon ratification of the agreement by the Teamsters in September 2012, we withdrew from the original pool of the NETTI Fund and incurred an undiscounted withdrawal liability of $2.162 billion to be paid in equal monthly installments over 50 years. The undiscounted withdrawal liability was calculated by independent actuaries employed by the NETTI Fund, in accordance with the governing plan documents and the applicable requirements of the Employee Retirement Income Security Act of 1974. In the third quarter of 2012, we recorded a charge to expense to establish an $896 million withdrawal liability on our consolidated balance sheet, which represented the present value of the $2.162 billion future payment obligation discounted at a 4.25% interest rate. This discount rate represented the estimated credit-adjusted market rate of interest at which we could obtain financing of a similar maturity and seniority.
The $896 million charge to expense recorded in the third quarter of 2012 is included in "compensation and benefits" expense in the statements of consolidated income, while the corresponding withdrawal liability is included in "other non-current liabilities" on the consolidated balance sheet. We impute interest on the withdrawal liability using the 4.25% discount rate, while the monthly payments made to the NETTI Fund reduce the remaining balance of the withdrawal liability.
Our status in the newly-established pool of the NETTI Fund is accounted for as the participation in a new multiemployer pension plan, and therefore we recognize expense based on the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of September 30, 2013 was $808 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2013 and December 31, 2012 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2012:	$—	$430	$1,743	$2,173
Acquired	—	—	18	18
Currency / Other	—	(13)	2	(11)
September 30, 2013:	$—	$417	$1,763	$2,180
The goodwill acquired in the Supply Chain & Freight segment was related to our July 2013 acquisition of Cemelog Ltd. (“Cemelog”), a Hungary-based medical logistics provider that operates in Central and Eastern Europe. The acquisition of Cemelog was not material to our consolidated financial position or results of operations.
The remaining change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of September 30, 2013 and December 31, 2012 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2013:
Trademarks, licenses, patents, and other	$257	$(98)	$159
Customer lists	146	(87)	59
Franchise rights	117	(69)	48
Capitalized software	2,384	(1,879)	505
Total Intangible Assets, Net	$2,904	$(2,133)	$771
December 31, 2012:
Trademarks, licenses, patents, and other	$163	$(80)	$83
Customer lists	131	(79)	52
Franchise rights	117	(64)	53
Capitalized software	2,197	(1,782)	415
Total Intangible Assets, Net	$2,608	$(2,005)	$603

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2013 and December 31, 2012 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2013	2012
Commercial paper	$1,652	2013	$1,652	$—
Fixed-rate senior notes:
4.50% senior notes	—	2013	—	1,751
3.875% senior notes	1,000	2014	1,014	1,033
1.125% senior notes	375	2017	368	373
5.50% senior notes	750	2018	824	851
5.125% senior notes	1,000	2019	1,093	1,140
3.125% senior notes	1,500	2021	1,605	1,655
2.45% senior notes	1,000	2022	934	996
6.20% senior notes	1,500	2038	1,481	1,480
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	487	512
8.375% debentures	276	2030	283	284
Pound Sterling notes:
5.50% notes	107	2031	103	103
5.13% notes	731	2050	699	699
Floating rate senior notes	377	2049-2053	373	374
Capital lease obligations	488	2013-3004	488	440
Facility notes and bonds	320	2015-2036	320	320
Other debt	20	2013-2022	20	3
Total Debt	$12,395		12,600	12,870
Less: Current Maturities			(1,703)	(1,781)
Long-term Debt			$10,897	$11,089

Debt Repayments
On January 15, 2013, our $1.75 billion 4.5% senior notes matured and were repaid in full.
Debt Classification
We have classified our 3.875% senior notes with a principal balance of $1.0 billion due in April 2014 as a long-term liability, based on our intent and ability to refinance the debt as of September 30, 2013.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.652 billion outstanding under this program as of September 30, 2013, with an average interest rate of 0.06%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of September 30, 2013, there were no amounts outstanding under this program. As of September 30, 2013, we have classified the entire commercial paper balance as a current liability in our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%, per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2013.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2013 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2013, 10% of net tangible assets was equivalent to $2.670 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $13.572 and $14.658 billion as of September 30, 2013 and December 31, 2012, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with these matters would have a material adverse effect on our financial condition, results of operations or liquidity.
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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The case is scheduled to go to trial in February 2014. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) the Court has not ruled on the pending dispositive motions; and (3) the DOJ investigation is pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations. In November 2012, the Commerce Commission of Singapore initiated an investigation with respect to similar matters.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss. On September 20, 2013, the Magistrate Judge recommended to the Court that UPS be dismissed from one of the claims in the Third Amended Complaint, with prejudice, but recommended that UPS's motion to dismiss with respect to other claims in the Third Amended Complaint be denied. UPS and other defendants filed objections to the recommendations of the Magistrate Judge to the extent they recommended denial of UPS's motion to dismiss. Those objections are currently pending before the Court. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the Court's pending review of the adequacy of the Third Amended Complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2013, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of September 30, 2013, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

	2013		2012
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	225	$3	240	$3
Common stock purchases	(6)	(1)	(6)	—
Stock award plans	6	—	5	—
Common stock issuances	3	—	3	—
Conversions of class A to class B common stock	(14)	—	(11)	—
Class A shares issued at end of period	214	$2	231	$3
Class B Common Stock
Balance at beginning of period	729	$7	725	$7
Common stock purchases	(27)	—	(13)	—
Conversions of class A to class B common stock	14	—	11	—
Class B shares issued at end of period	716	$7	723	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		493		414
Common stock purchases		(513)		(827)
Common stock issuances		216		207
Option premiums received (paid)		(196)		206
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$7,997		$10,128
Net income attributable to common shareowners		3,205		2,555
Dividends ($1.86 and $1.71 per share)		(1,770)		(1,670)
Common stock purchases		(2,330)		(565)
Balance at end of period		$7,102		$10,448
In total, we repurchased 33.3 million shares of class A and class B common stock for $2.844 billion during the nine months ended September 30, 2013, and 18.5 million shares for $1.392 billion during the nine months ended September 30, 2012. On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2013, we entered into an accelerated share repurchase program, which allowed us to repurchase $750 million of shares (8.6 million shares). The program was completed in September 2013.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. As of September 30, 2013, we paid net premiums of $200 million on options for the purchase of 2.6 million shares that will settle in the fourth quarter of 2013. During the nine months ended September 30, 2013, we settled options that resulted in the receipt of $4 million in premiums (in excess of our initial investment). During the nine months ended September 30, 2012, we received $206 million in net premiums for options that were entered into during 2011 that expired in 2012, including $6 million in premiums in excess of our initial investment.

Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2013 and 2012 is as follows (in millions):

	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of period	$134	$(160)
Reclassification to earnings (no tax impact in either period)	(161)	—
Translation adjustment (net of tax effect of $(2) and $(6))	(99)	176
Balance at end of period	(126)	16
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	6
Current period changes in fair value (net of tax effect of $(5) and $5)	(7)	7
Reclassification to earnings (net of tax effect of $0 and $(3))	—	(5)
Balance at end of period	(1)	8
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(286)	(204)
Current period changes in fair value (net of tax effect of $3 and $(38))	6	(64)
Reclassification to earnings (net of tax effect of $39 and $(16))	64	(28)
Balance at end of period	(216)	(296)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,208)	(2,745)
Reclassification to earnings (net of tax effect of $51 and $50)	82	84
Adjustment for Early Retirement Reinsurance Program (net of tax effect of $0 and $2)	—	4
Balance at end of period	(3,126)	(2,657)
Accumulated other comprehensive income (loss) at end of period	$(3,469)	$(2,929)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

Three Months Ended September 30:
	2013 Amount Reclassified from AOCI	2012 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	4	Investment income
Income tax (expense) benefit	—	(2)	Income tax expense
Impact on net income	—	2	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(6)	Interest expense
Foreign exchange contracts	44	30	Interest expense
Foreign exchange contracts	(13)	36	Revenue
Commodity contracts	—	—	Fuel expense
Income tax (expense) benefit	(9)	(22)	Income tax expense
Impact on net income	16	38	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(45)	(45)	Compensation and benefits
Income tax (expense) benefit	17	16	Income tax expense
Impact on net income	(28)	(29)	Net income

Total amount reclassified for the period	$(12)	$11	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:
	2013 Amount Reclassified from AOCI	2012 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$161	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	161	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	8	Investment income
Income tax (expense) benefit	—	(3)	Income tax expense
Impact on net income	—	5	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(16)	(16)	Interest expense
Foreign exchange contracts	—	27	Interest expense
Foreign exchange contracts	(39)	33	Revenue
Commodity contracts	(48)	—	Fuel expense
Income tax (expense) benefit	39	(16)	Income tax expense
Impact on net income	(64)	28	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(133)	(134)	Compensation and benefits
Income tax (expense) benefit	51	50	Income tax expense
Impact on net income	(82)	(84)	Net income

Total amount reclassified for the period	$15	$(51)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the nine months ended September 30, 2013 and 2012 is as follows (in millions):

	2013		2012
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$78		$88
Reinvested dividends		3		3
Benefit payments		(13)		(14)
Balance at end of period		$68		$77
Treasury Stock:
Balance at beginning of period	(1)	$(78)	(2)	$(88)
Reinvested dividends	—	(3)	—	(3)
Benefit payments	—	13	—	14
Balance at end of period	(1)	$(68)	(2)	$(77)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The activity related to our noncontrolling interests is presented below for the nine months ended September 30, 2013 and 2012 (in millions):

	2013	2012
Noncontrolling Interests:
Balance at beginning of period	$80	$73
Acquired noncontrolling interests	(67)	12
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$13	$85

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
U.S. Domestic Package	$8,254	$7,861	$24,766	$23,923
International Package	3,017	2,943	9,057	8,923
Supply Chain & Freight	2,250	2,267	6,639	6,710
Consolidated	$13,521	$13,071	$40,462	$39,556
Operating Profit:
U.S. Domestic Package	$1,186	$129	$3,403	$2,258
International Package	417	449	1,220	1,311
Supply Chain & Freight	201	188	503	556
Consolidated	$1,804	$766	$5,126	$4,125

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareowners	$1,097	$469	$3,205	$2,555
Denominator:
Weighted average shares	933	958	941	959
Deferred compensation obligations	1	1	1	1
Vested portion of restricted shares	1	2	1	2
Denominator for basic earnings per share	935	961	943	962
Effect of dilutive securities:
Restricted shares	8	8	8	8
Stock options	1	1	1	1
Denominator for diluted earnings per share	944	970	952	971
Basic earnings per share	$1.17	$0.49	$3.40	$2.66
Diluted earnings per share	$1.16	$0.48	$3.37	$2.63
Diluted earnings per share for the three months ended September 30, 2013 and 2012 exclude the effect of 0.0 and 2.6 million shares of common stock (0.1 and 2.6 million for the nine months ended September 30, 2013 and 2012), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At September 30, 2013, we held cash collateral of $171 million under these agreements.
In connection with the agreements described above, we could also be required to provide collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At September 30, 2013, the aggregate fair value of the instruments covered by these contractual features that were in a net liability position was $106 million; and we were required to post $24 million in collateral with our counterparties as of that date.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2013 and December 31, 2012, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2013		December 31, 2012
Currency hedges:
British Pound Sterling	GBP	851	GBP	797
Canadian Dollar	CAD	278	CAD	341
Euro	EUR	1,780	EUR	1,783
Indian Rupee	INR	341	INR	—
Malaysian Ringgit	MYR	1,410	MYR	500
Mexican Peso	MXN	4,896	MXN	—
United Arab Emirates Dirham	AED	—	AED	551

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$6,049		$7,274
Floating to Fixed Interest Rate Swaps		$780		$781
Interest Rate Basis Swaps		$2,500		$2,500

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$18	$27	$18	$27
Interest rate contracts	Other current assets	Level 2	15	1	15	1
Foreign exchange contracts	Other non-current assets	Level 2	32	14	32	12
Interest rate contracts	Other non-current assets	Level 2	243	420	171	406
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	12	3	8	3
Interest rate contracts	Other non-current assets	Level 2	62	101	59	91
Total Asset Derivatives			$382	$566	$303	$540

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	$22	$103	$22	$101
Interest rate contracts	Other non-current liabilities	Level 2	75	14	3	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	4	1	—	1
Interest rate contracts	Other current liabilities	Level 2	1	—	1	—
Interest rate contracts	Other non-current liabilities	Level 2	4	41	1	31
Total Liability Derivatives			$106	$159	$27	$133
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and Other Comprehensive Income Recognition
The following table indicates the amount of gains and losses that have been recognized in other comprehensive income for the three and nine months ended September 30, 2013 and 2012 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
	2013	2012
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)
Interest rate contracts	$1	$(11)
Foreign exchange contracts	44	60
Commodity contracts	—	—
Total	$45	$49

Nine Months Ended September 30:
	2013	2012
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)
Interest rate contracts	$4	$(72)
Foreign exchange contracts	53	(30)
Commodity contracts	(48)	—
Total	$9	$(102)
As of September 30, 2013, $66 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended September 30, 2014. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 37 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2013 and 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2013 and 2012 (in millions):

		2013	2012			2013	2012
Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$3	$19	Fixed-Rate Debt and Capital Leases	Interest Expense	$(3)	$(19)
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$(230)	$55	Fixed-Rate Debt and Capital Leases	Interest Expense	$230	$(55)

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities in our consolidated balance sheets.
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges (in millions):

		2013	2012
Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$2	$(6)
Foreign exchange contracts	Revenue	—	2
Foreign exchange contracts	Other Operating Expenses	(8)	(7)
Foreign exchange contracts	Investment Income	(11)	(24)
		$(17)	$(35)
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$(2)	$(11)
Foreign exchange contracts	Revenue	—	2
Foreign exchange contracts	Other Operating Expenses	76	27
Foreign exchange contracts	Investment Income	4	(24)
		$78	$(6)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate increased to 36.0% in the third quarter of 2013 compared with 30.4% in the same period of 2012, largely due to the multiemployer pension withdrawal charge taken in the third quarter of 2012 (discussed further in note 6). Additionally, the increase in our effective tax rate was impacted by a decrease in U.S. Federal and state tax credits relative to total pre-tax income, as well as unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
On a year-to-date basis, our effective tax rate increased to 33.9% in 2013 from 33.8% in 2012, and was affected by the factors noted above; however, the impact of these factors on the year-to-date 2013 effective tax rate was partially mitigated by a portion of the gain from liquidating a foreign subsidiary in early 2013 not being taxable (discussed further in note 15).
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
In July 2013, we began resolution discussions with IRS Appeals on the income tax matters. We expect the resolution discussions to be concluded within the next twelve months. It should be noted, however, that the ultimate resolution of these matters will result in a refund to UPS, even according to the adjustments proposed by the IRS.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUBSEQUENT EVENTS
Business Acquisitions
In September 2013, we entered into an agreement to purchase the assets and operations of two Costa Rican-based companies: (1) Union Pak de Costa Rica, S.A., a small package delivery company, and (2) SEISA Brokerage, a customs brokerage company. Both companies have long-standing relationships with UPS as authorized service contractors. We completed the acquisitions in October 2013. The acquisitions of these two companies were not material to our consolidated financial position or results of operations.
Collective Bargaining Agreement Status
On April 25, 2013, we reached a tentative agreement with the Teamsters on two new five-year national master agreements in the U.S. Domestic Package and UPS Freight business units. Subject to ratification by the UPS Teamster-represented employees, the new national master agreements will be retroactively effective as of August 1, 2013. UPS Teamster-represented employees in the U.S. Domestic Package business unit subsequently voted to approve the new national master agreement in June 2013, while several local U.S. Domestic Package supplemental agreements and the national master agreement covering UPS Freight employees require additional negotiation and approval before ratification occurs.
Before expiration of the existing contract on July 31, 2013, the Company and the Teamsters agreed to extensions of both existing five-year national master agreements and all supplemental agreements. The extensions are open-ended and can be terminated by either party on thirty days' notice.
In October 2013, five additional supplemental agreements in the U.S. Domestic Package business unit were approved. As of the end of October, there were a total of eleven supplemental agreements, in addition to the UPS Freight national master agreement, that still have to be approved before ratification. We anticipate that the remaining agreements will be voted upon in the coming months.
As of the date of this filing, there can be no assurance that our efforts will be successful or that the ultimate resolution of these matters will not adversely affect our business, financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic expansion has continued at a slow pace through the third quarter of 2013. Continued growth in retail sales (particularly among e-commerce retailers) has provided for expansion in the overall U.S. small package delivery market; however, slowing export growth and industrial production, and a lack of significant inventory replenishment, have negatively impacted the growth in commercial shipments. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth, while growth in our business-to-business volume has remained sluggish.
Outside of the U.S., economic growth has remained slow largely due to fiscal austerity measures, particularly in Europe. This slower economic growth has created an environment in which customers are more likely to trade-down from premium express products to standard delivery products in both Europe and Asia. Additionally, the uneven nature of economic growth worldwide, combined with the trend towards more international trade being conducted regionally, has led to shifting trade patterns and resulted in overcapacity in certain trade lanes. These circumstances have led us to adjust our air capacity and cost structure in our transportation network to match the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
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
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	%	2013	2012	%
Revenue (in millions)	$13,521	$13,071	3.4%	$40,462	$39,556	2.3%
Operating Expenses (in millions)	11,717	12,305	(4.8)%	35,336	35,431	(0.3)%
Operating Profit (in millions)	$1,804	$766	135.5%	$5,126	$4,125	24.3%
Operating Margin	13.3%	5.9%		12.7%	10.4%
Average Daily Package Volume (in thousands)	15,980	15,521	3.0%	15,974	15,490	3.1%
Average Revenue Per Piece	$10.87	$10.90	(0.3)%	$10.94	$10.96	(0.2)%
Net Income (in millions)	$1,097	$469	133.9%	$3,205	$2,555	25.4%
Basic Earnings Per Share	$1.17	$0.49	138.8%	$3.40	$2.66	27.8%
Diluted Earnings Per Share	$1.16	$0.48	141.7%	$3.37	$2.63	28.1%

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Expenses:
TNT Termination Fee and Related Expenses	$—	$—	$284	$—
Gain Upon Liquidation of Foreign Subsidiary	—	—	(245)	—
Multiemployer Pension Plan Withdrawal Charge	—	896	—	896
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	—	(337)	(75)	(337)

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
Multiemployer Pension Plan Withdrawal Charge
In the third quarter of 2012, we recognized an $896 million pre-tax charge ($559 million after-tax) for the establishment of a withdrawal liability related to our withdrawal from the New England Teamsters and Trucking Industry Pension Fund ("New England Pension Fund"), a multiemployer pension plan. This charge is recorded in compensation and benefits expense in our statements of consolidated income, and impacted our U.S. Domestic Package segment.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	%	2013	2012	%
Average Daily Package Volume (in thousands):
Next Day Air	1,222	1,264	(3.3)%	1,223	1,236	(1.1)%
Deferred	952	931	2.3%	970	947	2.4%
Ground	11,340	11,010	3.0%	11,362	10,990	3.4%
Total Avg. Daily Package Volume	13,514	13,205	2.3%	13,555	13,173	2.9%
Average Revenue Per Piece:
Next Day Air	$20.39	$19.80	3.0%	$20.35	$20.09	1.3%
Deferred	12.97	13.23	(2.0)%	12.95	13.27	(2.4)%
Ground	8.09	7.94	1.9%	8.12	7.99	1.6%
Total Avg. Revenue Per Piece	$9.54	$9.45	1.0%	$9.57	$9.51	0.6%
Operating Days in Period	64	63		191	191
Revenue (in millions):
Next Day Air	$1,595	$1,577	1.1%	$4,754	$4,743	0.2%
Deferred	790	776	1.8%	2,400	2,400	—%
Ground	5,869	5,508	6.6%	17,612	16,780	5.0%
Total Revenue	$8,254	$7,861	5.0%	$24,766	$23,923	3.5%
Operating Expenses (in millions):
Operating Expenses	$7,068	$7,732	(8.6)%	$21,363	$21,665	(1.4)%
Multiemployer Pension Plan Withdrawal Charge	—	(896)		—	(896)
Adjusted Operating Expenses	$7,068	$6,836	3.4%	$21,363	$20,769	2.9%
Operating Profit (in millions) and Margin:
Operating Profit	$1,186	$129	N/A	$3,403	$2,258	50.7%
Adjusted Operating Profit	$1,186	$1,025	15.7%	$3,403	$3,154	7.9%
Operating Margin	14.4%	1.6%		13.7%	9.4%
Adjusted Operating Margin	14.4%	13.0%		13.7%	13.2%
Revenue
The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2013 compared with the corresponding periods of 2012:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2013 vs. 2012	4.0%	1.2%	(0.2)%	5.0%
Year-to-date 2013 vs. 2012	2.9%	1.0%	(0.4)%	3.5%
Volume
Our overall volume increased in the third quarter and year-to-date periods of 2013 compared with 2012, largely due to continued solid growth in e-commerce and overall retail sales; however, the increase in volume was hindered by slow overall U.S. economic and industrial production growth. Business-to-consumer shipments, which represent over 40% of total U.S. Domestic Package volume, grew approximately 5% for the quarter and drove increases in both air and ground shipments. Business-to-business volume increased slightly in the third quarter of 2013, largely due to increased shipping activity by the retail industry; however, business-to-business volume was negatively impacted by slowing industrial production.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, volume declined slightly in the third quarter of 2013 compared with 2012, as growth in our deferred products was more than offset by a decline in our Next Day Air services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Second Day Air package and residential Next Day Air Saver products. Next Day Air letter volume decreased over 10%, and was negatively impacted by competitive losses and slowing growth in the financial services industry. Our business-to-business air volume continued to be impacted by sluggish economic conditions in the U.S., low levels of inventory replenishment among our customers and changes in our customers' supply chain networks. The combination of these factors influence their sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.
The increase in ground volume in the third quarter of 2013 was primarily attributed to our traditional and lightweight residential service offerings. Demand for these residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers. Business-to-business ground volume also showed a small increase, and was positively impacted by the overall expansion of the U.S. retail sector; however, continued weakness in industrial production hindered growth. The increased use of omni-channel retailing (including ship-from-store and ship-to-store models) by customers is also positively impacting volume growth for both our residential and commercial ground products.
Rates and Product Mix
Overall revenue per piece increased 1.0% for the third quarter of 2013 compared with the same period of 2012 (0.6% year-to-date), and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
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
In the third quarter of 2013, revenue per piece increased for Next Day Air, and was positively impacted by the base rate increase and the loss of some lower-yielding letter volume. Revenue per piece for our deferred products declined, as the impact of the base rate increase was more than offset by declines in fuel surcharge rates and changes in customer and product mix. Revenue per piece for our air products was adversely impacted by the relatively stronger growth in our lower-yielding Next Day Air Saver and deferred products, compared with our premium Next Day Air services, as well as the faster growth in lighter-weight business-to-consumer shipments. Additionally, revenue per piece was negatively affected by the faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers.
Ground revenue per piece increased for the third quarter of 2013, compared with the corresponding period of 2012, primarily due to the base rate increase; however, this was partially offset by customer and product mix changes, as a greater portion of our overall volume in 2013, relative to 2012, came from lighter-weight shipments and larger customers. Fuel surcharge rate changes adversely impacted ground revenue per piece growth in the third quarter of 2013 compared with 2012.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	% Point	2013	2012	% Point
Next Day Air / Deferred	10.0%	11.1%	(1.1)%	10.7%	12.8%	(2.1)%
Ground	7.0%	7.3%	(0.3)%	7.3%	7.9%	(0.6)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On December 31, 2012, in connection with our base rate increase, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. Total domestic fuel surcharge revenue decreased by $15 million in the third quarter of 2013 compared with the same period of 2012 ($103 million year-to-date) primarily due to the lower fuel surcharge rates; however, this was partially offset by the increase in package volume for the quarter and year-to-date periods. These decreased fuel surcharge rates were due to lower jet and diesel fuel prices, as well as the reduction in the index on the air and ground surcharges made in conjunction with our base rate increase.
Operating Expenses
Adjusted operating expenses for the segment increased $232 million for the third quarter of 2013 compared with the same period of 2012 ($594 million year-to-date). This increase was primarily due to pick-up and delivery costs, which grew $153 million, as well as the cost of operating our domestic integrated air and ground network, which increased $60 million for the third quarter ($422 million and $148 million on a year-to-date basis, respectively). The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 2.2%), an increase in average daily driver hours (up 1.7%) and an increase in employee pension and healthcare costs. Partially offsetting these cost increases was a reduction in worker's compensation expense, due to actuarial adjustments that were largely attributable to operational safety and claims management initiatives.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting and delivery efficiency. Improved pick-up and delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume (up 2.3%) at a faster rate than the increase in average daily union labor hours (up 1.8%), aircraft block hours (down 3.6%) and miles driven (up 2.0%) in the third quarter of 2013 compared with the same period of 2012. The total adjusted cost per piece decreased 0.6% for the third quarter of 2013 (flat year-to-date).
Operating Profit and Margin
Adjusted operating profit increased $161 million for the third quarter of 2013 compared with 2012 ($249 million year-to-date), as the volume growth and productivity improvements discussed previously more than offset the pressure on revenue per piece and the adverse impact of fuel. Overall volume growth allowed us to better leverage our transportation network, resulting in greater productivity and better pick-up and delivery density, which drove the 140 basis point increase in our adjusted operating margin (50 basis points year-to-date). Operating profit and margin was also favorably impacted by having one additional operating day in the third quarter of 2013, which is estimated to add approximately $50-$60 million in operating profit. However, these factors were partially offset by changes in customer and product mix, which combined to pressure our revenue per piece. Additionally, the net impact of fuel adversely affected operating profit by approximately $20 million in the third quarter of 2013 compared with 2012 ($100 million year-to-date), as fuel surcharge revenue decreased at a faster rate than fuel expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	%	2013	2012	%
Average Daily Package Volume (in thousands):
Domestic	1,474	1,386	6.3%	1,439	1,385	3.9%
Export	992	930	6.7%	980	932	5.2%
Total Avg. Daily Package Volume	2,466	2,316	6.5%	2,419	2,317	4.4%
Average Revenue Per Piece:
Domestic	$6.92	$6.87	0.7%	$7.05	$7.01	0.6%
Export	34.87	37.46	(6.9)%	35.60	37.31	(4.6)%
Total Avg. Revenue Per Piece	$18.17	$19.16	(5.2)%	$18.62	$19.20	(3.0)%
Operating Days in Period	64	63		191	191
Revenue (in millions):
Domestic	$653	$600	8.8%	$1,939	$1,855	4.5%
Export	2,214	2,195	0.9%	6,664	6,642	0.3%
Cargo	150	148	1.4%	454	426	6.6%
Total Revenue	$3,017	$2,943	2.5%	$9,057	$8,923	1.5%
Operating Expenses (in millions):
Operating Expenses	$2,600	$2,494	4.3%	$7,837	$7,612	3.0%
TNT Termination Fee and Related Expenses	—	—		(284)	—
Gain Upon Liquidation of Foreign Subsidiary	—	—		245	—
Adjusted Operating Expenses	$2,600	$2,494	4.3%	$7,798	$7,612	2.4%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$417	$449	(7.1)%	$1,220	$1,311	(6.9)%
Adjusted Operating Profit	$417	$449	(7.1)%	$1,259	$1,311	(4.0)%
Operating Margin	13.8%	15.3%		13.5%	14.7%
Adjusted Operating Margin	13.8%	15.3%		13.9%	14.7%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$
Revenue			$(24)			$(43)
Operating Expenses			(19)			(24)
Operating Profit			$(43)			$(67)
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2013 compared with the corresponding periods of 2012:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2013 vs. 2012	8.2%	(4.1)%	(0.8)%	(0.8)%	2.5%
Year-to-date 2013 vs. 2012	4.4%	(1.3)%	(1.1)%	(0.5)%	1.5%
Volume
Our overall average daily volume increased in the third quarter and year-to-date periods of 2013 compared with the corresponding periods of 2012, largely due to growth in key markets in Europe, as well as Canada and Mexico.
Export volume increased in the third quarter and year-to-date periods of 2013. Volume continued to shift towards our standard products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express. Our international customers continue to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influence their sensitivity towards the price and speed of shipments. Export volume growth in the third quarter was driven by Europe (largely in the intra-European trade lanes) and the Americas (particularly in the Canada-to-U.S. and Mexico-to-U.S. trade lanes). Asian export volume growth was flat with the prior year and was impacted by slowing economic growth, fewer technology product launches from our customers, and a small number of competitive losses.
Domestic volume increased in the third quarter and year-to-date periods of 2013 compared to 2012. Results were driven by solid volume growth in several key markets, including Italy, Canada, Poland and Turkey.
Rates and Product Mix
Total average revenue per piece decreased 4.3% for the third quarter of 2013 on a currency-adjusted basis (2.5% year-to-date), and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
On December 31, 2012, we increased the base rates 6.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 5.4% for the third quarter (3.8% year-to-date), as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates. Currency-adjusted export revenue per piece was also negatively affected by the faster growth among our larger customers, which tend to have a lower yield than middle market and smaller accounts. Additionally, currency-adjusted export revenue per piece was adversely impacted by shorter average trade lanes (due to faster growth in intra-regional shipments), as well as a small impact on pricing from overcapacity in the Asia outbound freight market.
Currency-adjusted domestic revenue per piece decreased 1.0% for the third quarter (0.1% year-to-date). Domestic revenue per piece was adversely impacted by the faster domestic volume growth in our lower-yielding standard service, as well as product and customer mix changes in several developed markets.
Fuel Surcharges
On December 31, 2012, in connection with our base rate increases, we modified the fuel surcharge on certain U.S., South and Central America, and Asia-related international air services by reducing the index used to determine the fuel surcharge by 2%. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $25 million for the third quarter of 2013 when compared with 2012 ($94 million year-to-date), primarily due to reduced fuel surcharge rates caused by declining fuel prices and the reduction in the index; however, this was partially offset by increased international air volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Overall adjusted operating expenses for the segment increased $106 million for the third quarter of 2013 compared with the same period in 2012 ($186 million year-to-date). This increase was driven by the cost of pick-up and delivery, which increased $65 million for the third quarter ($117 million year-to-date), largely due to higher package volume.
The cost of operating our international integrated air and ground network increased $30 million for the quarter ($39 million year-to-date), also largely due to higher package volume; however, network costs were mitigated by a 1.0% reduction in average daily aircraft block hours resulting from ongoing modifications to our air network. This was achieved even with a 6.7% increase in third quarter international export volume and several air product service enhancements that occurred during 2013.
The remaining increases in adjusted operating expenses for the quarter and year-to-date periods were largely due to the costs of package sorting, which was impacted by volume growth, and indirect operating costs, which were affected by increased expenses associated with aviation security.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 4.4% for the third quarter of 2013 compared with the same period of 2012 (2.2% year-to-date).
Operating Profit and Margin
Adjusted operating profit contracted by 7.1% for the third quarter of 2013 compared with 2012 (4.0% year-to-date), while the adjusted operating margin decreased 150 basis points (80 basis points year-to-date). The solid volume growth in 2013 was largely offset by reductions in revenue per piece, leading to only slight growth in revenue. The net impact of fuel (fuel surcharge revenue decreased at a faster rate than fuel expense) as well as currency remeasurement and translation losses resulted in an adverse impact on operating profit of $77 million when comparing the third quarter of 2013 with 2012 ($162 million year-to-date). The combination of low revenue growth and the adverse impact of fuel and currency led to the reduction in operating margin.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	%	2013	2012	%
Freight LTL Statistics:
Revenue (in millions)	$655	$621	5.5%	$1,886	$1,775	6.3%
Revenue Per Hundredweight	$22.35	$21.86	2.2%	$21.94	$21.62	1.5%
Shipments (in thousands)	2,713	2,595	4.5%	7,948	7,646	3.9%
Shipments Per Day (in thousands)	42.4	41.2	2.9%	41.6	40.0	4.0%
Gross Weight Hauled (in millions of lbs)	2,928	2,838	3.2%	8,596	8,212	4.7%
Weight Per Shipment (in lbs)	1,079	1,094	(1.4)%	1,082	1,074	0.7%
Operating Days in Period	64	63		191	191
Revenue (in millions):
Forwarding and Logistics	$1,358	$1,445	(6.0)%	$4,051	$4,354	(7.0)%
Freight	751	691	8.7%	2,170	1,969	10.2%
Other	141	131	7.6%	418	387	8.0%
Total Revenue	$2,250	$2,267	(0.7)%	$6,639	$6,710	(1.1)%
Operating Expenses (in millions):	$2,049	$2,079	(1.4)%	$6,136	$6,154	(0.3)%
Operating Profit (in millions)	$201	$188	6.9%	$503	$556	(9.5)%
Operating Margin	8.9%	8.3%		7.6%	8.3%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(8)			$(20)
Operating Expenses			6			17
Operating Profit			$(2)			$(3)
___________________

*	Amount represents the change compared to the prior year.
Revenue
Forwarding and logistics revenue decreased $87 million in the third quarter of 2013 compared with the corresponding period in 2012 ($303 million year-to-date). Forwarding revenue decreased in the third quarter and year-to-date periods of 2013, primarily due to lower tonnage and rates charged to our customers in our international air forwarding business. The reduction in tonnage was impacted by several factors, including weak overall market demand, competitive pressures, and our customer concentration among the technology and military sectors, as demand in these sectors was relatively weaker than the remainder of the air freight market. The reduction in rates was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. Revenue for our logistics products increased slightly in the third quarter and year-to-date periods of 2013 compared with 2012, as we experienced solid growth in our mail services and healthcare distribution solutions; however, this was largely offset by revenue declines among our technology customers.
Freight revenue increased $60 million for the third quarter of 2013 ($201 million year-to-date), driven by an increase in LTL revenue per hundredweight, tonnage and average daily LTL shipments. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as general rate increases averaging 5.9% that took effect on both July 16, 2012 and on June 10, 2013, covering non-contractual shipments in the United States, Canada and Mexico. LTL fuel surcharge revenue increased by $6 million for the third quarter of 2013 compared with the corresponding period of the prior year ($21 million year-to-date), due to changes in diesel fuel prices and overall LTL shipment volume. In addition, our Truckload division experienced increased volume and revenue, primarily related to our dedicated and non-dedicated service offerings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The other businesses within Supply Chain & Freight increased revenue by $10 million for the quarter ($31 million year-to-date), primarily due to growth at UPS Capital, The UPS Store and UPS Customer Solutions.
Operating Expenses
Forwarding and logistics operating expenses decreased $94 million for the third quarter of 2013 compared with the same period of 2012 ($209 million year-to-date), due to several factors. Purchased transportation expense declined by $40 million in the third quarter ($115 million year-to-date), primarily due to lower tonnage in our international air freight forwarding business. Compensation and benefits expense declined by $27 million in the third quarter ($50 million year-to-date), largely due to reduced payroll costs and lower expense for worker's compensation claims. The remaining decrease in expense was impacted by lower fuel costs, bad debt expense, and various other items.
Freight operating expenses increased $64 million in the third quarter of 2013 ($186 million year-to-date), while the total cost per LTL shipment increased 2.2% (2.0% year-to-date). The largest component of this increase related to the cost of operating our linehaul network, which grew by $14 million for the third quarter ($50 million year-to-date), as a result of a 1.6% average daily tonnage increase, coupled with wage and purchased transportation increases. Our Truckload division experienced an $11 million increase in costs for the quarter ($38 million year-to-date), largely related to the expansion of our dedicated and non-dedicated services. Pick-up and delivery costs increased $10 million for the quarter ($18 million year-to-date) as a result of higher volume and wage increases, but partially offset by productivity improvements. The remaining increase in expense for the third quarter and year-to-date periods of 2013 was impacted by increases in fleet costs, pension expense and healthcare costs.
Operating expenses for the other businesses within Supply Chain & Freight were flat in the third quarter of 2013 compared with 2012 (increased $5 million year-to-date).
Operating Profit and Margin
Operating profit for the forwarding and logistics unit increased by $7 million in the third quarter of 2013 compared to the same period in 2012, largely driven by strong results in our mail services, which were impacted by solid revenue growth, operating margin expansion, and the benefit of an extra operating day in the third quarter of 2013. On a year-to-date basis, operating profit decreased $94 million in 2013 compared with 2012. This decrease was primarily due to reduced profitability in our international air forwarding business, which resulted from competitive pressures combined with weak overall air freight market demand due to continued economic weakness in Europe, slowing growth in China and a sluggish U.S. economy. Additionally, our customer concentration among the technology and military sectors negatively impacted our results, as demand in these sectors was relatively weaker than the remainder of the air freight market. This lower demand pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a compression in our year-to-date operating margin.
Operating profit for our freight unit declined $4 million in the third quarter of 2013 compared to the same period in 2012, as wage and benefit expense increases more than offset the revenue growth and productivity improvements during the quarter. For the year-to-date period of 2013 compared with 2012, operating profit increased $15 million as improvements in average daily LTL volume, yields and productivity measures (including gains in pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization) more than offset an increase in wage and benefit expenses.
The combined operating profit for all of our other businesses in this segment increased $10 million during the third quarter ($26 million year-to-date), primarily due to higher operating profit at UPS Capital and The UPS Store.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	%	2013	2012	%
Operating Expenses (in millions):
Compensation and Benefits	$6,961	$7,577	(8.1)%	$20,910	$21,159	(1.2)%
Multiemployer Pension Plan Withdrawal Charge	—	(896)		—	(896)
Adjusted Compensation and Benefits	6,961	6,681	4.2%	20,910	20,263	3.2%

Repairs and Maintenance	311	306	1.6%	929	911	2.0%
Depreciation and Amortization	460	464	(0.9)%	1,400	1,382	1.3%
Purchased Transportation	1,781	1,743	2.2%	5,292	5,193	1.9%
Fuel	968	969	(0.1)%	2,966	3,008	(1.4)%
Other Occupancy	225	220	2.3%	703	670	4.9%

Other Expenses	1,011	1,026	(1.5)%	3,136	3,108	0.9%
TNT Termination Fee and Related Expenses	—	—		(284)	—
Gain Upon Liquidation of Foreign Subsidiary	—	—		245	—
Adjusted Other Expenses	1,011	1,026	(1.5)%	3,097	3,108	(0.4)%

Total Operating Expenses	$11,717	$12,305	(4.8)%	$35,336	$35,431	(0.3)%
Adjusted Total Operating Expenses	$11,717	$11,409	2.7%	35,297	$34,535	2.2%

			$			$
Currency Translation (Benefit) Cost			$13			$7
Compensation and Benefits
Employee payroll costs increased $167 million for the third quarter of 2013 compared with 2012 ($394 million year-to-date), largely due to contractual union wage rate increases, a 1.8% increase in average daily union labor hours, and a merit salary increase for management employees; however, this was partially offset by an overall reduction in the number of management personnel.
Adjusted benefits expense increased $113 million for the third quarter of 2013 compared with 2012 ($253 million year-to-date), primarily due to higher pension expense, increased vacation, holiday and excused absence expense, and higher health and welfare costs; however, these items were partially offset by changes in the expense associated with our self-insurance for worker’s compensation claims. These factors are discussed further as follows:

•
Pension expense increased $97 million for the third quarter of 2013 compared with 2012 ($228 million year-to-date), due to higher union contribution rates for multiemployer pension plans combined with increased service and interest costs for company-sponsored plans. The increase in service and interest costs for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•
Vacation, holiday and excused absence expense increased $30 million for the third quarter compared with 2012 ($64 million year-to-date), due to increased vacation entitlements earned based on employees' years of service.

•
Health and welfare costs increased $21 million for the third quarter of 2013 compared with 2012 ($70 million year-to-date), largely due to higher medical claims and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
The expense associated with our self-insurance programs for worker’s compensation claims decreased $46 million for the third quarter of 2013 compared with 2012 ($138 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2013, we experienced favorable actuarial expense adjustments as the frequency and severity of claims was less than previously projected, due to the impact of ongoing safety improvement and claim management initiatives.

Repairs and Maintenance
The increase in repairs and maintenance expense was largely due to increased vehicle maintenance costs in our global package and freight operations. These increased costs were impacted by the increase in miles driven in the third quarter and year-to-date periods of 2013 compared with 2012.
Depreciation and Amortization
The slight decline in depreciation and amortization expense in the third quarter of 2013 compared with the same period of 2012 was due to several factors, including lower capitalized software amortization and building and facility depreciation.
On a year-to-date basis, the increase in depreciation and amortization expense in 2013 compared with 2012 was primarily due to a $45 million increase in depreciation expense on vehicles. This increase was driven by the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations. This increase was partially offset by lower capitalized software amortization and building and facility depreciation.
Purchased Transportation
The increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the third quarter and year-to-date periods was driven by several factors:

•
Our U.S. Domestic Package segment incurred a $17 million expense increase for the quarter ($67 million year-to-date), primarily due to higher rates passed to us from rail carriers, and higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product.

•	Our International Package segment incurred a $45 million expense increase for the quarter ($89 million year-to-date) primarily due to international volume growth.

•	Our UPS Freight business incurred a $16 million increase for the quarter ($58 million year-to-date) largely due to growth in LTL volume and higher rates passed to us from rail carriers.

•
The purchased transportation expense for our forwarding & logistics business declined $40 million for the third quarter ($115 million year-to-date), largely due to lower tonnage and reduced rates from third-party transportation carriers in our international air freight forwarding business.

Fuel
The decrease in fuel expense for the third quarter and year-to-date periods of 2013 was largely due to the decline in fuel prices (primarily jet-A fuel prices), which decreased expense by $6 million ($35 million year-to-date), net of hedging. This was partially offset during the third quarter by an increase in vehicle miles driven and lower fuel efficiency, which increased expense by $5 million; however, usage decreased expense for the year-to-date period of 2013 compared with 2012 by $7 million, primarily due to a reduction in aircraft block hours.
Other Occupancy
The increase in other occupancy expense in the third quarter of 2013 compared with the same period of 2012 was primarily due to an increase in real estate and vehicle taxes. For the year-to-date period of 2013 compared with 2012, other occupancy expense increased largely due to higher snow removal costs at our operating facilities, an increase in utility expenses, as well as higher real estate and vehicle taxes. The relatively cold winter in the United States in 2013 compared with 2012 caused the increase in snow removal costs, while higher natural gas and electricity prices resulted in the increase in utility expenses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
The decrease in adjusted other expenses for the third quarter and year-to-date periods of 2013 compared with 2012 was impacted by a number of factors, including decreases in bad debt expense, employee expense reimbursements, advertising costs, telecommunications expenses, and non-income based state and local taxes. These decreases in expense were partially offset by increases in auto liability insurance, transportation equipment rentals, and air cargo handling costs.

Investment Income and Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	%	2013	2012	%
(in millions)
Investment Income	$2	$6	(66.7)%	$10	$18	(44.4)%
Interest Expense	$(92)	$(98)	(6.1)%	$(286)	$(284)	0.7%
Investment Income
The decrease in investment income for the third quarter of 2013 compared with the same period of 2012 was primarily due to lower interest rates earned on invested assets, as well as a decline in the average balance of invested assets. For the year-to-date period of 2013 compared with 2012, the decline in investment income was largely driven by lower interest rates earned on invested assets.
Interest Expense
Interest expense decreased in the third quarter of 2013 compared to 2012, largely due to a lower effective interest rate incurred on our variable rate debt and interest rate swaps, as well as a lower average balance of debt outstanding. For the year-to-date period of 2013 compared with 2012, interest expense increased slightly, primarily due to the imputation of interest expense on the multiemployer pension withdrawal liability related to the New England Pension Fund; however, this was substantially offset by a lower effective interest rate incurred on our variable rate debt and interest rate swaps.
Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2013	2012	%	2013	2012	%
(in millions)
Income Tax Expense	$617	$205	N/A	$1,645	$1,304	26.2%
TNT Termination Fee and Related Expenses	—	—		107	—
Gain Upon Liquidation of Foreign Subsidiary	—	—		(32)	—
Multiemployer Pension Plan Withdrawal Charge	—	337		—	337
Adjusted Income Tax Expense	$617	$542	13.8%	$1,720	$1,641	4.8%
Effective Tax Rate	36.0%	30.4%		33.9%	33.8%
Adjusted Effective Tax Rate	36.0%	34.5%		35.2%	34.5%
Our adjusted effective tax rate increased to 36.0% in the third quarter of 2013 from 34.5% in the same period of 2012 (Year-to-date, 35.2% in 2013 from 34.5% in 2012) due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income, and unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
Our effective tax rate increased to 36.0% in the third quarter of 2013 compared with 30.4% in the same period of 2012 due to the multiemployer pension withdrawal charge taken in the third quarter of 2012, in addition to the aforementioned trends

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

with U.S. Federal and state tax credits and unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
On a year-to-date basis, our effective tax rate increased to 33.9% in 2013 from 33.8% in 2012, and was affected by the factors discussed above; however, the impact of these factors on the year-to-date 2013 effective tax rate was partially mitigated by a portion of the gain from liquidating a foreign subsidiary in early 2013 not being taxable.
Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Nine Months Ended September 30,
	2013	2012
Net income	$3,205	$2,555
Non-cash operating activities (a)	2,130	3,145
Pension and postretirement plan contributions (UPS-sponsored plans)	(158)	(864)
Income tax receivables and payables	(134)	272
Changes in working capital and other noncurrent assets and liabilities	100	79
Other sources (uses) of cash from operating activities	(83)	(84)
Net cash from operating activities	$5,060	$5,103
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
The adverse impact of these items on our operating cash flow in 2013 compared with 2012 was partially offset by reduced pension and postretirement medical defined benefit plan contributions. Contributions to our company-sponsored defined benefit plans have varied based primarily on whether any minimum funding requirements are present for the individual plans. The decline in contributions to our defined benefit plans was largely related to the UPS IBT Pension Plan and the UPS Retired Employees Healthcare Plan ($355 and $365 million in contributions, respectively, in the first nine months of 2012; no contributions in 2013 for either plan). The remaining contributions in both years were largely related to our international pension and other U.S. postretirement medical plans. As discussed in note 6 to the unaudited consolidated financial statements, we expect to contribute $53 million to our company-sponsored pension and postretirement medical benefit plans over the remainder of 2013.
As of September 30, 2013, the total of our worldwide holdings of cash and cash equivalents was $5.182 billion. Approximately 45%-55% of our cash and cash equivalents are typically held by foreign subsidiaries throughout the year. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash used in investing activities	$(2,463)	$(907)

Capital Expenditures:
Buildings and facilities	$(309)	$(350)
Aircraft and parts	(446)	(499)
Vehicles	(490)	(440)
Information technology	(360)	(314)
	$(1,605)	$(1,603)

Capital Expenditures as a % of Revenue	4.0%	4.1%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$90	$61
Net decrease in finance receivables	$28	$56
Net sales (purchases) of marketable securities	$(982)	$645
Cash paid for business acquisitions	$(20)	$(100)
Other sources (uses) of cash for investing activities	$26	$34
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on real estate declined in the first nine months of 2013 compared with 2012, as the expansion of our Cologne air hub nears completion. Capital spending on aircraft is primarily related to contract deposits and final payments associated with the delivery of aircraft under our Boeing 767-300 order, which has been completed in 2013. Capital spending on vehicles increased in the first nine months of 2013 in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital spending on technology increased in the first nine months of 2013, largely due to new capitalized software projects.
Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2013 will be approximately $2.4 billion, or approximately 4% of revenue.
The net decrease in finance receivables was primarily due to loan sales in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions in 2013 and 2012 was primarily related to our acquisitions of Cemelog Ltd. and Kiala S.A, respectively. Other investing activities include the cash settlement of derivative contracts used in our currency and commodity hedging programs, as well as capital contributions into certain investment partnerships.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Provided by (used in) Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) financing activities	$(4,716)	$1,067
Share Repurchases:
Cash expended for shares repurchased	$(2,866)	$(1,402)
Number of shares repurchased	(33.3)	(18.5)
Shares outstanding at period end	929	952
Percent reduction in shares outstanding	(2.5)%	(1.1)%
Dividends:
Dividends declared per share	$1.86	$1.71
Cash expended for dividend payments	$(1,702)	$(1,600)
Borrowings:
Net borrowings (repayment) of debt principal	$(108)	$3,808
Other Financing Activities:
Cash received for common stock issuances	$368	$253
Other sources (uses) of cash for financing activities	$(408)	$8
Capitalization (as of September 30 each year):
Total debt outstanding at period end	$12,600	$15,007
Total shareowners’ equity at period end	3,655	7,614
Total capitalization	$16,255	$22,621
Debt to Total Capitalization %	77.5%	66.3%
We repurchased a total of 33.3 million shares of class A and class B common stock for $2.844 billion in the first nine months of 2013, and 18.5 million shares for $1.392 billion for the first nine months of 2012 ($2.866 and $1.402 billion in repurchases for 2013 and 2012, respectively, are reported on the cash flow statement due to the timing of settlements). On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. As of September 30, 2013, we had $7.816 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $4.0 billion of shares in 2013.
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
Issuances of debt in the first nine months of 2013 consisted primarily of commercial paper, while the issuances of debt in 2012 consisted primarily of an offering of $1.75 billion of senior notes, consisting of $375 million of 1.125% notes due October 2017, $1.0 billion of 2.45% notes due October 2022, and $375 million of 3.625% notes due October 2042. Repayments of debt in 2013 consisted primarily of the $1.75 billion 4.5% senior notes that matured in January 2013. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, and the purchase of noncontrolling interests. During the first nine months of 2013, we paid net premiums of $200 million on options for the purchase of 2.6 million shares that will settle in the fourth quarter of 2013. During the first nine months of 2012, we received $206 million in net premiums for options that were entered into during 2011 that expired in 2012. Additionally, we paid $70 million in 2013 to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. The remaining cash outflows in other financing activities for both 2013 and 2012 were related to tax withholdings on vested employee stock awards.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.652 billion outstanding under this program as of September 30, 2013, with an average interest rate of 0.06%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of September 30, 2013, there were no amounts outstanding under this program.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250%, per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2013.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a negative outlook from Standard & Poor’s and a stable outlook from Moody's.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2013 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2013, 10% of net tangible assets was equivalent to $2.670 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2013 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with these matters would have a material adverse effect on our financial condition, results of operations or liquidity.
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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The case is scheduled to go to trial in February 2014. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) the Court has not ruled on the pending dispositive motions; and (3) the DOJ investigation is pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS will have an opportunity to respond to these allegations. In November 2012, the Commerce Commission of Singapore initiated an investigation with respect to similar matters.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss. On September 20, 2013, the Magistrate Judge recommended to the Court that UPS be dismissed from one of the claims in the Third Amended Complaint, with prejudice, but recommended that UPS's motion to dismiss with respect to other claims in the Third Amended Complaint be denied. UPS and other defendants filed objections to the recommendations of the Magistrate Judge to the extent they recommended denial of UPS's motion to dismiss. Those objections are currently pending before the Court. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the Court's pending review of the adequacy of the Third Amended Complaint; (2) the scope and size of the proposed class is ill-defined; (3) there are significant legal questions about the adequacy and standing of the putative class representatives; and (4) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
Collective Bargaining Agreements
As of December 31, 2012, we had approximately 249,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). On April 25, 2013, we reached a tentative agreement with the Teamsters on two new five-year national master agreements in the U.S. Domestic Package and UPS Freight business units. Subject to ratification by the UPS Teamster-represented employees, the new national master agreements will be retroactively effective as of August 1, 2013. UPS Teamster-represented employees in the U.S. Domestic Package business unit subsequently voted to approve the new national master agreement in June 2013, while several local U.S. Domestic Package supplemental agreements and the national master agreement covering UPS Freight employees require additional negotiation and approval before ratification occurs.
Before expiration of the existing contract on July 31, 2013, the Company and the Teamsters agreed to extensions of both existing five-year national master agreements and all supplemental agreements. The extensions are open-ended and can be terminated by either party on thirty days' notice.
In October 2013, five additional supplemental agreements in the U.S. Domestic Package business unit were approved. As of the end of October, there were a total of eleven supplemental agreements, in addition to the UPS Freight national master agreement, that still have to be approved before ratification. We anticipate that the remaining agreements will be voted upon in the coming months.
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
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after September 30, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2013	December 31, 2012
Currency Derivatives	$36	$(60)
Commodity Derivatives	—	—
Interest Rate Derivatives	240	467
	$276	$407
Our market risks, hedging strategies and financial instrument positions at September 30, 2013 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2013, we entered into several heating oil and diesel fuel swaps, and also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first nine months of 2013. The remaining fair value changes between December 31, 2012 and September 30, 2013 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $171 million and were required to post $24 million in collateral with our counterparties as of September 30, 2013.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our 10 largest customers account for less than 10% of our consolidated revenue. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of these large customers might account for a relatively significant portion of the growth in revenue in a particular quarter or year. These customers can drive the growth in revenue for particular services based on factors such as: new customer product launches; the seasonality associated with the fourth quarter holiday season; business mergers and acquisitions; and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, it could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

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
(c) A summary of our repurchases of our class A and class B common stock during the third quarter of 2013 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2013	7.5	$87.52	7.1	$8,202
August 1 – August 31, 2013	3.0	86.21	2.9	7,950
September 1 – September 30, 2013	1.6	90.36	1.5	7,816
Total July 1 – September 30, 2013	12.1	$87.55	11.5
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $4.0 billion of shares in 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information

Disclosure Pursuant to Section 13(r) of the Exchange Act
We recently identified a shipment to the Iranian embassy in Helsinki, Finland as described below. On February 11, 2013, a UPS customer in Sweden shipped a package to the Iranian embassy in Helsinki, Finland. Pursuant to our trade compliance policies and procedures, we intercepted and locked down the shipment in our facility in Finland. On February 20, 2013, consistent with our obligations under the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), we filed an initial report of blocked property with OFAC. However, on June 26, 2013, the package was inadvertently released in violation of UPS trade compliance policies and procedures and delivered to the Iranian embassy in Helsinki, Finland. The shipment contained only computer printer ink cartridges. The revenue for this shipment was approximately $35.00. There was no profit associated with this shipment.
The release of the shipment was inadvertent and not in accordance with our compliance policies and procedures. We have filed a voluntary self-disclosure of this inadvertent shipment to OFAC. In addition, following this incident, we have implemented enhanced procedures to prevent the recurring of similar activities.
Balance Sheet Recognition and Fair Value Measurements for Derivative Assets and Liabilities as of December 31, 2011
The following table indicates the location on the consolidated balance sheet in which our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded on our consolidated balance sheet. The columns labeled "Net Amounts if Right of Offset had been Applied" indicate the potential net fair value positions by type of contract and location on the consolidated balance sheets had we elected to apply the right of offset.

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets	Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		December 31, 2011	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$164	$164
Interest rate contracts	Other non-current assets	Level 2	401	388
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	2	2
Interest rate contracts	Other non-current assets	Level 2	82	79
Total Asset Derivatives			$649	$633

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets	Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		December 31, 2011	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	$185	$185
Interest rate contracts	Other non-current liabilities	Level 2	13	—
Derivatives not designated as hedges:
Interest rate contracts	Other non-current liabilities	Level 2	10	7
Total Liability Derivatives			$208	$192

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

10.1	—
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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 5, 2013	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)