Form 10-K
period 2013-12-31
UNITED PARCEL SERVICE INC
filed 2014-02-28
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $62,370,776,544 as of June 30, 2013. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of January 31, 2014, there were 211,459,496 outstanding shares of class A common stock and 711,448,882 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 8, 2014 are incorporated by reference into Part III of this report.

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

Overview
United Parcel Service, Inc. (“UPS”) was founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, UPS is the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry and the premier provider of global supply chain management solutions. We deliver packages each business day for 1.5 million shipping customers to 7.9 million receivers ("consignees") in over 220 countries and territories. In 2013, we delivered an average of 16.9 million pieces per day worldwide, or a total of 4.3 billion packages. Total revenue in 2013 was $55.4 billion.
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

Business Strategy
Customers leverage our broad array of logistics capabilities; global presence in North America, Europe, Asia and Latin America; reliability; industry-leading technologies; and solutions expertise for competitive advantage in markets where they choose to compete. We prudently invest to expand our integrated global network and our service portfolio. Technology investments create user-friendly shipping, e-commerce, logistics management and visibility tools for our customers, while supporting UPS’s ongoing efforts to increase operational efficiencies.
Our service portfolio and investments are rewarded with among the best returns on invested capital and operating margins in the industry. We have a long history of sound financial management. Our consolidated balance sheet reflects financial strength that few companies can match. As of December 31, 2013, we had a balance of cash and marketable securities of approximately $5.245 billion and shareowners’ equity of $6.488 billion. Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a negative outlook from Standard & Poor’s and a stable outlook from Moody's. Cash generation is a significant strength of UPS. This gives us strong capacity to service our obligations and allows for distributions to shareowners, reinvestment in our businesses and the pursuit of growth opportunities.
We enable and are the beneficiaries of the following trends:
Expansion of Global Trade
Transcontinental and trade across borders is predicted to grow at rates that are in excess of the growth rates of U.S. and global gross domestic production for the foreseeable future. As a result, U.S. and international economies are becoming more inter-connected and dependent on foreign trade.
UPS plays an important role in global trade and is well positioned to take advantage of trade growth, wherever it occurs. Our global presence and productivity enhancing technologies allow customers to expand into new markets. We advocate the expansion of free trade, including the passage of regional trade pacts and the removal of trade barriers. Free trade is a catalyst for job creation, economic growth and improved living standards; additionally, it propels our growth.
Emerging Market Growth
Emerging market opportunities continue to expand. Over the next 15 years, these markets are expected to represent nearly three quarters of global GDP growth, and an increasing proportion of global trade. Emerging markets are understandably a focus of investment and growth for our current customers; in addition, they will be a source of UPS’s next generation of customers. To take advantage of these opportunities, UPS will continue to make long-term investments in markets where our customers choose to grow. Over the past ten years, UPS has established a strong market presence in three leading emerging markets: China, Poland, and Turkey. Going forward, the Middle East, Latin America, Africa, and Eastern Europe will become increasingly important for UPS.
Taken together, these two trends (expanding global trade and emerging market growth) underscore why our international business is a catalyst for UPS’s growth.
Increasing need for segment expertise in the integrated carrier space
We provide repeatable, scalable sector solutions for our customers. We invest in global capabilities and create value propositions for certain industries where there is a fit between our customers’ needs and our offerings. Segments where we bring differentiated value propositions include health care, high-tech, automotive & industrial manufacturing, retail, government, professional and consumer services. By identifying impactful trends, challenges, and opportunities, we are able to apply deep supply chain and segment-specific experience to benefit our customers. We incorporate our insights into our sales-and-solution process, and share these insights in company-sponsored forums and publications. By continuing to learn and share what we know, we not only maintain our competitiveness but also help our customers achieve their business objectives.

The health care industry faces complex challenges, including the continuing expiration of drug patents and the shifting landscape of regulatory requirements and drug pricing controls that differ by country. The recent introduction of the Drug Quality and Security Act in the U.S., and the earlier passage of new Good Distribution Practice guidelines in Europe, are two examples of this. To counter these challenges, many pharmaceutical companies have embarked on global expansion strategies that require infrastructure. UPS has aligned our resources to serve these needs through a well-developed supply chain management capability that is designed to satisfy regulatory and compliance requirements. Over the past two years, we opened 14 new dedicated health care facilities on four continents. We also expanded our health care network in North America, and are in the process of expanding our presence in Brazil and Mexico. In total, we currently operate nearly 6.5 million square feet of dedicated health care distribution space across an integrated network of 42 facilities. These facilities allow us to provide reliable, secure, cost-effective warehousing and distribution for pharmaceutical firms’ supply chains, which, in turn, allow them to easily navigate across and within borders.
We also continue to invest in innovative health care focused transportation solutions, including "UPS Temperature True" and "UPS Proactive Response Secure":

•
UPS Temperature True - an air freight solution specifically designed to safeguard temperature-sensitive shipments using a portfolio of specialized containers with passive, semi-active, or active refrigeration. This service incorporates monitoring intervention capabilities and provides door-to-door transportation of sensitive products in accordance with precise, measurable operating procedures. In 2013, UPS expanded its Temperature True offering with two additional service levels:

1.	“Temperature True Standard”, which provides an ideal solution for air freight passive containers requiring either refrigerated or controlled room temperatures; and

2.	“Temperature True Saver”, which is a pioneering temperature-sensitive solution for Ocean Freight shippers.
We also launched UPS Temperature True Packaging to help our small package and freight customers design, validate, and procure their cold chain packaging.

•
UPS Proactive Response Secure - safeguards the most valuable time- and temperature-sensitive items in the supply chain with contingency plans and financial risk mitigation. In addition to our basic Proactive Response service, insurance capabilities through UPS Capital are available; this is a unique offering in the marketplace.

We will continue to expand our sector offerings, growing not only our physical and market footprint, but also our expertise and technologies to support industry-specific needs. Our growth strategy is to increase the number of customers benefiting from these sector solutions and gain their associated transportation and logistics business.
Logistics Outsourcing
Outsourcing supply chain management is becoming more prevalent, as customers increasingly view professional management and operation of their supply chains as a strategic advantage. This trend enables companies to focus on what they do best. We can meet our customers’ needs for outsourced logistics with our global capabilities in customized forwarding, transportation, warehousing, distribution, delivery and post-sales services. As we move deeper into customers’ supply chains, we do so with a shared vision on how to best equip our customers with transportation and logistics solutions to better serve their customers. We integrate our technology for efficiencies, visibility and control to ensure that we execute as promised and to provide peace of mind for our customers.
Retail e-Commerce Growth
Throughout much of the world, e-commerce growth continues to outpace traditional lines of business. Our integrated network puts UPS in an ideal position to capitalize on this shift towards residential deliveries. We continue to create new services, supported by UPS technology, that complement the traditional UPS premium home delivery service to address the needs of e-commerce shippers and consignees. Our offerings span a broad spectrum that supports retailers across their value chain, from global sourcing to distribution and returns. We offer cost-sensitive solutions such as UPS SurePost, for shipments where economy takes precedence over speed, and feature-rich solutions, such as our UPS My Choice service that provides consignees with revolutionary visibility and control of their inbound shipments.

With UPS My Choice, consignees may direct the timing and location of their deliveries before a delivery attempt is made. Premium features include online delivery planners, detailed driver instructions, alternate delivery locations and a two-hour delivery window. Delivery alerts come via the channel chosen by the consignee—email, SMS text, mobile push, and Facebook notifications. We strive to give our customers that ship using UPS My Choice the best delivery experience in the industry—delivery on the first attempt, where and when their customers want it.
In 2013, we further broadened our European business-to-consumer service portfolio by leveraging our Kiala acquisition to create a retail network in the UK and Germany under the brand name "UPS Access Points.” Our integrated Access Point network has grown to 11,300 locations across seven European countries, with over 13,000 planned for 2014. This move enhances our cross-border e-commerce offerings for merchants, while also increasing choice for their consumers, who can opt to pick up or drop off their parcels at a retail location convenient to them. Another way that we are facilitating cross-border trade is through our Global e-Commerce Solution, which gives retailers the capability to provide landed cost in local currency with harmonized tariffs. We will continue to make strategic investments in this area that benefit both shippers and consignees, whose influence continues to increase as e-commerce grows.

Technology
Technology powers logistics. We bring industry-leading UPS technology to our customers who, in turn, realize increased productivity, greater control of their supply chains and improved customer experience when they integrate with our technology. Customers benefit through offerings such as:

•
UPS Quantum View, which can help customers better manage shipments, facilitate tracking, allow for inbound volume planning, manage third-party shipping costs and automatically notify customers of incoming shipments. With visibility into transit times and delivery confirmations, customers can speed up their revenue cycle and collect accounts receivables more quickly.

•
WorldShip, which is UPS’s flagship desktop shipping application, provides middle market and large customers with robust shipping capabilities. Customers can create custom labels, set up shipment alerts, create and upload customs documentation, track and export shipments, create reports and integrate with their enterprise resource planning and accounting systems to streamline shipping with real-time connectivity.

•
UPS Paperless Invoice, which enables customers to submit a commercial invoice electronically when shipping internationally. This eliminates redundant data entry and errors, while reducing customs holds and paper waste.

•
UPS Access Point, which provides our customers a convenient alternative to home delivery, allows customers to use shops, convenience stores and other retail locations as a delivery location and a drop off location for return packages. These locations make picking up packages more convenient with extended hours, weekend accessibility and security.

•
UPS My Choice, which focuses on the consignee, has transformed the residential delivery experience. Receivers can direct the timing and circumstances of their deliveries using their computer, mobile devices or a new Facebook app. This innovative service is powered by the complex integration of real-time route optimization and other technologies with our delivery network. Two years after launching UPS My Choice, we now have nearly 7 million members.

•
UPS Mobile, which includes the mobile website, m.ups.com, and apps for iPhone, iPad, Android and Kindle Fire devices, is readily available for any customer at any time. Customers can track, ship, find UPS locations, manage UPS My Choice shipments and receive shipment notifications with the convenience of their mobile devices.

•
UPS OrderLink, which allows multiple-marketplace online auction sellers to ship their orders via ups.com. UPS OrderLink provides simplified shipment processing, access to multiple payment options, including PayPal, and access to order and shipment history.

•
The UPS Developer Kit, which is comprised of multiple Application Programming Interfaces ("APIs"), helps customers streamline and automate their internal business processes. The UPS Developer Kit APIs allow customers to integrate a wide range of UPS functionality into their business systems and websites such as address validation, shipment scheduling, selection of shipping service levels, tracking and much more.

•
The UPS Billing Center, which is a secure location for customers to view, download, manage and pay their UPS invoices, helps customers accelerate their billing and payment processes. Customers can assign privileges with administrative controls, manage multiple accounts and create reports using a single simple interface.

Technology forms the foundation of our reliability and allows us to enhance the customer experience. Technology delivers value to our customers and returns to our shareholders. Recent developments that improve our operational efficiency, flexibility, reliability and customer experience include:

•
Continuing to rollout telematics to our delivery (domestic and international), freight forwarding and tractor-trailer fleet. Telematics helps UPS determine a truck’s performance and condition by capturing data on more than 200 elements, including speed, RPM, oil pressure, seat belt use, number of times the vehicle is placed in reverse and idling time. Together, improved data and driver coaching help reduce fuel consumption, emissions and maintenance costs, while improving driver safety. Additionally, customers experience more consistent pickup times and more reliable deliveries, thereby enhancing their profitability and competitiveness. By the end of 2013, telematics had been installed in over 80,000 vehicles.

•	Implementing our On Road Integrated Optimization and Navigation system (“ORION”), which employs advanced algorithms to determine the optimal route for each delivery while meeting service commitments.

•
Converting to keyless entry, which enables drivers to remotely turn the engine off with a button that will unlock the bulkhead door at the same time. In 2013, keyless entry had been installed on all package cars.

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

Global Small Package
UPS’s global small package operations provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. We provide domestic delivery services within 54 countries and export services to more than 220 countries and territories around the world. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth as well as palletized shipments weighing greater than 150 pounds. All of our package services are supported by numerous shipping, visibility and billing technologies.
UPS handles all levels of service (air, ground, domestic, international, commercial, residential) through one global integrated pickup and delivery network. All packages are commingled within our network, except when necessary to meet their specific service commitments. This enables one UPS driver to pick up our customers’ shipments, for any of our services, at the same scheduled time each day. Compared to companies with single service network designs, our integrated network uniquely provides operational and capital efficiencies while being more environmentally-friendly.
We offer same-day pickup of air and ground packages upon request. Customers can schedule pickups for one to five days a week, based on their specific needs. Additionally, we provide our customers with easy access to UPS, with over 157,000 domestic and international entry points including: 39,000 drop boxes; 1,500 customer centers; 4,800 independently owned and operated locations of The UPS Store worldwide; 11,300 Kiala and UPS Access Point locations; 11,400 authorized shipping outlets and commercial counters; 5,500 alliance locations; and 83,900 UPS drivers who can accept packages provided to them.
The growth of online shopping has increased our customers’ needs for efficient and reliable returns, resulting in our development of a robust selection of returns services that are available in 150 countries. Options vary based on customer needs and country, and range from cost-effective solutions such as UPS Returns, to more-specialized services such as UPS Returns Exchange. UPS Returns enables shippers to provide their customers with a return shipping label, while UPS Returns Exchange simplifies product exchanges by delivering a replacement item and picking up a return item in the same stop, and assisting with the re-packaging process.
We operate one of the largest airlines in the world, with global operations centered at our Worldport hub in Louisville, Kentucky. Worldport sort capacity, currently at 416,000 packages per hour, has expanded over the years due to volume growth and a centralization effort. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China; Shenzhen, China; and Hong Kong. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, Florida.

In the U.S., Worldport is supported by our regional air hubs in Columbia, South Carolina; Dallas, Texas; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. This network design allows for cost-effective package processing in our most technology-enabled facilities while enabling us to use fewer, larger and more fuel-efficient aircraft. Our U.S. ground fleet serves all business and residential zip codes in the contiguous U.S.
U.S. Domestic Package Reporting Segment
UPS is a leader in time-definite, money-back guaranteed, small package delivery services. We offer a full spectrum of U.S. domestic guaranteed ground and air package transportation services. Depending on the delivery speed needed, customers can select from a range of guaranteed time and day-definite delivery options.

•
Customers can select from same day, next day, two day and three day delivery alternatives. Many of these services offer options that enable customers to specify a time-of-day guarantee for their delivery (e.g. by 8:30, 10:30, noon, end of day, etc.).

•
Customers can also leverage our extensive ground network to ship using our day-definite guaranteed ground service that serves every U.S. business and residential address. UPS delivers more ground packages than any other carrier, with nearly 12 million ground packages delivered on time every day in the U.S., most within one to three business days.

•
UPS also offers UPS SurePost, an economy residential ground service for customers with non-urgent, light weight residential shipments. UPS SurePost is a contractual residential ground service that combines the consistency and reliability of the UPS Ground network with final delivery provided by the U.S. Postal Service.

International Package Reporting Segment
Our International Package reporting segment includes the small package operations in Europe, Asia, Canada and Latin America, the Indian sub-continent, Middle East and Africa. UPS offers a wide selection of guaranteed day and time-definite international shipping services.

•	We offer three guaranteed time-definite express options (Express Plus, Express and Express Saver) to more locations than any other carrier.

•
In 2013, we introduced UPS Worldwide Express Freight for palletized shipments over 150 pounds from 38 points of origin to 42 points of destination. This service meets the needs of international customers that have palletized freight shipments and require the same speed and reliability as our international express package service. UPS Worldwide Express Freight leverages our unique combination of package and freight networks to provide industry leading transit times with a money-back guarantee.

•
For international shipments that do not require express services, UPS Worldwide Expedited offers a reliable, deferred, guaranteed day-definite service option. In 2013, we tripled the coverage area for UPS Worldwide Expedited, providing delivery in two-to-five business days to more than 220 countries and territories. This expansion will help UPS customers magnify their global reach and balance delivery speed with cost, no matter where they ship.

•	For cross-border ground package delivery, we offer UPS Transborder Standard delivery services within Europe, between the U.S. and Canada and between the U.S. and Mexico.
Europe, our largest region outside of the U.S., accounts for roughly half of international revenue and is one of the primary drivers of our growth. Several factors provide us significant additional opportunities, including the highly fragmented nature of the market and the fact that exports make up a significant part of Europe’s GDP. We believe there is a continued strong potential for growth in small package exports in Germany, the U.K., France, Italy, Spain and the Netherlands. To accommodate this strong growth, we will complete the expansion of our main European air hub in Cologne, Germany in the first quarter of 2014; it will have the capacity to process 190,000 packages per hour.
Asia remains attractive due to growth rates in intra-Asia trade and the rapidly-expanding Chinese economy. We are bringing faster time-in-transit to customers focused on intra-Asia trade, and reducing transit days from Asia to Europe. Through added flight frequencies, we provide our customers the ability to ship next day to more places in Europe, guaranteed, than any other express carrier. We are continuing to build our presence in China through the expansion of our service capabilities, investing in our transportation network and strengthening brand awareness. Additionally, we serve more than 40 Asia-Pacific countries and territories through more than two dozen alliances with local delivery companies that supplement company-owned operations.

Additional International highlights include the following:

•	In South and Central America, we benefit from the strong regional economy. Our offerings include express package delivery in major cities as well as distribution and forwarding.

•
In 2013, we purchased the assets and operations of two Costa Rican based firms: small package delivery company Union Pak de Costa Rica, S.A., and brokerage company SEISA Brokerage. Both companies have long-standing relationships with UPS as Authorized Service Contractors (ASC). These additions will allow us to better connect Costa Rica's expanding economy to regional and world markets through the UPS network. For Costa Rican shippers, UPS will be better positioned to provide customers one source for small package, freight forwarding, brokerage, and contract logistics, with a stronger link to UPS's global transportation network. Access to multi-modal services including ocean and air freight will improve customers' ability to ship across borders, boosting export trade lanes within Latin America and to the U.S.

•
We continue to grow our business organically in Mexico. We are well positioned with freight, domestic, international and distribution services. We opened ten new UPS Express centers in Mexico, located in strategic zones including Monterrey, Tijuana, Chihuahua, Veracruz, León, and Distrito Federal. These new centers are aimed at increasing our presence among small and medium enterprises and the retail sector.

•
We became the first global express delivery company to have a wholly-owned subsidiary in Vietnam, following our acquisition of the 49% interest held by VN Post Express in our express delivery joint venture. This change allows us to better connect Vietnam's rapidly expanding economy to world markets through the UPS network.

•
In February 2012, we broadened our European business-to-consumer service portfolio by acquiring Kiala S.A., a Belgium-based developer of a platform that enables e-commerce retailers to offer consumers the option of having goods delivered to a convenient retail location.

Supply Chain & Freight Reporting Segment
The Supply Chain & Freight segment consists of our forwarding and logistics services, our UPS Freight business, and our financial offerings through UPS Capital. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services, with financial and information services. We meet this demand by offering a broad array of supply chain services in over 195 countries and territories, which are described below.
The 2011 acquisition of Italy-based Pieffe Group (“Pieffe”) supports our global health care strategy, which has enabled us to make investments to better serve our growing customer base in the pharmaceutical, biotech and medical device industries. Pieffe is a pharmaceutical logistics business with more than 35 years of experience offering high-quality storage, distribution and cold chain solutions to some of the world’s leading pharmaceutical brands.
Our 2013 purchase of Hungary-based pharmaceutical logistics company, CEMELOG Zrt ("Cemelog"), is part of our ongoing global growth and investment strategy. This acquisition further strengthens UPS's health care reach and expertise in Europe, enabling comprehensive, compliant services to customers in the pharmaceutical, biotech, and medical device industries across the increasingly important markets of Central and Eastern Europe.
We expanded our presence in China with the addition of two new contract logistics facilities in Chengdu and Shanghai, bringing the total to more than 130 owned and agent contract logistics facilities, covering 87 cities. These facilities provide distribution and warehousing solutions to shippers who want to reach customers within China and demonstrate our continued commitment to serving China's emerging middle class. UPS also opened our new health care facility in Hangzhou, Zhejiang Province, China; this move represents a significant expansion of our Asia health care distribution network. This state-of-the-art facility has industry-leading technology to maintain product safety and integrity and is designed to offer seamless, global solutions to health care companies looking to expand into, transport within, and export from China.
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
Logistics and Distribution
UPS Logistics offers the following:

•
Distribution Services: UPS’s comprehensive distribution services are provided through a global network of distribution centers that manage the flow of goods from receiving to storage and order processing to shipment. UPS also provides many specialized services to streamline supply chains in the health care, high tech, retail and aerospace industries. Together, these services allow companies to save time and money by minimizing their capital investment and positioning products closer to their customers.

•
Post Sales: Post Sales services support goods after they have been delivered or installed in the field. The four core service offerings within Post Sales include: (1) Critical Parts Fulfillment; (2) Reverse Logistics; (3) Test, Repair, and Refurbish; and (4) Network and Parts Planning. We leverage our global distribution network of over 950 field stocking locations to ensure that the right type and quantity of our customers’ stock is in the right locations to meet the needs of their end-customers. This service allows our customers to maximize service while reducing costs.

•
UPS Mail Innovations: UPS Mail Innovations offers an efficient, cost-effective method for sending lightweight parcels and flat mail to global addresses from the U.S. We pick up customers’ domestic and international mail, and then sort, post, manifest and expedite the secured mail containers to the destination postal service for last-mile delivery.

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
In 2013, we conducted our second corporate materiality assessment. We once again worked with the non-profit organization Business for Social Responsibility ("BSR") to evaluate significant sustainability issues (economic, environmental and social), and ranked each issue by importance based on multiple stakeholder feedback. We then worked with BSR to update our materiality matrix by mapping the issues on a grid with two axes: “Importance to Stakeholder” and “Influence on Business Success”. The materiality matrix is used to aid in prioritizing our sustainability strategy.

Sustainability highlights in 2013 include:

•	Recognized by Fortune Magazine as one of the “World’s Most Admired” companies in 2013.

•	One of Corporate Responsibility’s “100 Best Corporate Citizens” for the 4th consecutive year.

•	Recognized by Ethisphere Institute as one of the “World’s Most Ethical Companies”.

•
Named to Interbrands “Best Global Brands” for the 9th consecutive year. We ranked in the Top 100 in brand value around the world (#27) and were the only company in the transportation sector to make the list in 2013.

•
Recognized as a constituent of the Dow Jones Sustainability North America Index for the 9th consecutive year; in addition, we were included on the Dow Jones Sustainability World Index for the first time since 2006.

•	Recognized as a constituent of the NASDAQ OMX and the STOXX NASDAQ OMX Global Sustainability Index for the 4th consecutive year.

•	One of America’s Top Organizations for Multicultural Business Opportunities by DiversityBusiness.com.

•	Achieved a score of 99% in response to the Carbon Disclosure Project for the 3rd consecutive year.
More information on how UPS addresses its most significant sustainability issues is available in the UPS Corporate Sustainability Report and on the UPS Sustainability website.
Community
We believe that strong communities are vital to the success of our company. By combining our philanthropy with the volunteer time and talents of our employees, UPS helps drive positive change for organizations and communities in need across the globe. The highlights of our corporate citizenship efforts in 2013 include:

•	Local non-profits around the world received more than 1.8 million hours of volunteer service from UPS employees participating in our Neighbor-to-Neighbor program.

•
The UPS Foundation, which oversees corporate citizenship efforts for the company, invested $102 million in donations of both cash and in-kind services to global causes primarily in four focus areas—community safety, environmental sustainability, diversity and volunteerism.

•	UPS employees, both active and retired, contributed $51 million to United Way in 2013 which was matched by a corporate contribution of $8 million.

•
Through The UPS Foundation we have the opportunity to support our global communities to offset carbon, support clean water, reduce poverty and help individuals sustain their lives through the planting of trees. The UPS Global Tree Planting initiative is the signature program of The UPS Foundation’s Environmental Focus area. In 2013, we supported the planting of 1.3 million trees worldwide.

•
UPS continued to aid communities impacted by disasters through our UPS Humanitarian Relief program, by providing our logistics expertise, skilled volunteers, capacity building support and in-kind services. In 2013, UPS coordinated more than 250 humanitarian relief shipments across 46 countries and provided funding and logistics support to strengthen long-term recovery efforts of communities impacted by Hurricane Sandy, the Oklahoma Tornados, Typhoon Haiyan in the Philippines, flooding in Colorado, Mexico and India as well as families displaced by the Syrian Refugee Crisis.

•
Thousands of teenagers and novice drivers in the U.S., Canada, the U.K., and Germany participated in UPS Road Code. This safety program for new drivers features UPS employees as instructors – a role where they share driving knowledge and safety tips amassed over our long history of safe driving.

Reputation
Great brands require connecting with customers. In working to develop these connections, we have once again received high accolades from independent brand evaluations. In 2013, we were pleased that UPS earned the top rating in our industry on Interbrand’s Best Global Brands and Millward Brown's BrandZ Most Valuable Global Brands. UPS also was named to industry-leading positions in Fortune Magazine’s Most Admired and Harris Interactive’s Reputation Quotient surveys.

Employees
The strength of our company is our people, working together with a common purpose. We had approximately 395,000 employees (excluding temporary seasonal employees) as of December 31, 2013, of which 318,000 are in the U.S. and 77,000 are located internationally. Our global workforce includes approximately 71,000 management employees (37% of whom are part-time) and 324,000 hourly employees (48% of whom are part-time).
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters ("Teamsters"). In April 2013, we reached a tentative agreement with the Teamsters on two new national master agreements in the U.S. Domestic Package and UPS Freight business units, both of which are retroactive to August 1, 2013 and will remain effective through July 31, 2018. Before expiration of the existing national master agreements, the Company and the Teamsters agreed to extensions of both existing five-year national master agreements and all supplemental agreements. The extensions are open-ended and can be terminated by either party on thirty days' notice.
UPS Teamster-represented employees in the U.S. Domestic Package business unit subsequently voted to approve the new national master agreement in June 2013, while several local U.S. Domestic Package supplemental agreements require additional negotiation and approval before ratification occurs. As of February 2014, there were a total of six supplemental agreements that still have to be approved before ratification. We anticipate that the remaining agreements will be voted upon in the coming months.
The UPS Freight business unit ratified its national master agreement in January 2014.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested mediation by the National Mediation Board for the ongoing contract negotiations.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable on November 1, 2013. In addition, approximately 3,100 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.
The experience of our management team continues to be an organizational strength. Nearly 37% of our full-time managers have more than 20 years of service with UPS.
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
Safety
Health and Safety is a core value at UPS and an enduring belief that the wellbeing of our people, business partners, and the public is of utmost importance. We train our people to avoid injury to themselves and others in all aspects of their work. We do not tolerate unsafe work practices.
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

•
Safety Education and Training - Employees who are healthy and well-trained in proper methods are more safe and efficient in performing their jobs. Our approach starts with training the trainer. All trainers are certified to ensure that they have the skills and motivation to effectively instruct new employees. All new employees receive safety training during orientation and in the work area. In addition, each new driver receives extensive classroom and online instruction, as well as on-road training.

Other components to ensure the safety of our fleet include:

•
Recognition - We have a well-defined safe driving honor plan to recognize our drivers when they achieve accident-free milestones. We have more than 7,200 drivers enshrined in our coveted Circle of Honor for drivers who have driven 25 years or more without an avoidable auto crash.

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
Technology powers virtually every service we offer and every operation we perform. Our technology offerings are initiated by our customers’ needs. We offer a variety of online service options that enable our customers to integrate UPS functionality into their own businesses not only to send, manage and track their shipments conveniently, but also to provide their customers with better information services. We provide the infrastructure for an Internet presence that extends to tens of thousands of customers who have integrated UPS tools directly into their own web sites.

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
Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.5 million pick-up customers and 7.9 million delivery customers daily. Cross-selling small package, supply chain and freight services across our customer base is an important growth mechanism for UPS.
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
FAA regulations mandate an aircraft corrosion control program, along with aircraft inspection and repair at periodic intervals specified by approved programs and procedures, for all aircraft. Our total expenditures under these programs for 2013 were not material. The future cost of repairs pursuant to these programs may fluctuate according to aircraft condition, age and the enactment of additional FAA regulatory requirements.

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
Ground Operations
Our ground transportation of packages in the U.S. is subject to the DOT’s and the states’ jurisdiction with respect to the regulation of operations, safety, insurance and hazardous materials. We are subject to similar regulation in many non-U.S. jurisdictions.
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
Our sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society, is available at www.sustainability.ups.com. We provide the addresses to our Internet sites solely for the information of investors. We do not intend for any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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
No single customer accounts for 10% or more of our consolidated revenue. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of these large customers might account for a relatively significant portion of the growth in revenue in a particular quarter or year. These customers can drive the growth in revenue for particular services based on factors such as: new customer product launches; the seasonality associated with the fourth quarter holiday season; business mergers and acquisitions; and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, it could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

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
We may be affected by global climate change or by legal, regulatory or market responses to such a potential change.
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
A significant number of our employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In addition, our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. Strikes, work stoppages and slowdowns by our employees could adversely affect our ability to meet our customers' needs, and customers may do more business with competitors if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may face a permanent loss of customers if we are unable to provide uninterrupted service, and this could adversely affect our business, financial position and results of operations. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.

We are exposed to the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities.
Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risk associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We mitigate our exposure to changing fuel prices through our indexed fuel surcharges and we may also enter into hedging transactions from time to time. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges may result in a mix shift from our higher-yielding air products to lower-yielding ground products or an overall reduction in volume. If fuel prices rise sharply, even if we are successful in increasing our fuel surcharge, we could experience a lag time in implementing the surcharge, which could adversely affect our short-term operating results. There can be no assurance that our hedging transactions will be effective to protect us from changes in fuel prices. Moreover, we could experience a disruption in energy supplies, including our supply of gasoline, diesel and jet fuel, as a result of war, actions by producers, or other factors beyond our control, which could have an adverse effect on our business.
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
With approximately 395,000 employees, including approximately 318,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in some of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation and the decreasing trend of discount rates that we use to value our pension liabilities. Continued increasing health care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our pension plans. The new national master agreement with the Teamsters, which is subject to ratification, includes changes that are designed to mitigate certain of these health care expenses, but there can be no assurance that our efforts will be successful or that the failure or success of these efforts will not adversely affect our business, financial position, results of operations or liquidity.
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
As part of our business strategy, we may acquire businesses and form joint ventures or strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the successful integration between the businesses involved, the performance of the underlying operations, capabilities or technologies and the management of the acquired operations. Accordingly, our financial results could be adversely affected by our failure to effectively integrate the acquired operations, unanticipated performance issues, transaction-related charges or charges for impairment of long-term assets that we acquire.
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

Operating Facilities
We own our headquarters, which is located in Atlanta, Georgia and consists of about 745,000 square feet of office space in an office campus, and our UPS Supply Chain Solutions group’s headquarters, which is located in Alpharetta, Georgia, and consists of about 310,000 square feet of office space.
We also own our 29 principal U.S. package operating facilities, which have floor spaces that range from approximately 310,000 to 879,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,000 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages, and capacity for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment, and employ specialized mechanical installations for the sorting and handling of packages.
We own or lease more than 800 facilities that support our international package operations. In addition, we own or lease more than 500 facilities, with a total of approximately 30.9 million square feet of floor space, that support our freight forwarding and logistics operations. We own and operate a logistics campus consisting of approximately 3.7 million square feet in Louisville, Kentucky.

UPS Freight operates 213 service centers with a total of 6.2 million square feet of floor space. UPS Freight owns 153 of these service centers, while the remainder are occupied under operating lease agreements. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 217,000 square feet of office space.

Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, known as Worldport, located in Louisville, Kentucky. The Worldport facility consists of over 5.2 million square feet and the site includes approximately 596 acres. Between 2009 and 2010, we completed an expansion of our Worldport facility, which increased the sorting capacity to approximately 416,000 packages per hour. The expansion, which cost over $1 billion, involved the addition of two aircraft load / unload wings to the hub building, followed by the installation of high-speed conveyor and computer control systems.
We also have regional air hubs in Columbia, South Carolina; Dallas, Texas; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China; Shenzhen, China; and Hong Kong. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, Florida.
In the first quarter of 2014, we will complete the expansion of our European air hub in Cologne. The expansion project equips the existing facility with additional state-of-the-art technology and includes a major extension to the existing building. This extension is partially dedicated to processing larger freight shipments. Together, these initiatives will significantly increase the hub’s package sorting capacity from 112,000 to 190,000 packages per hour. The total cost of the expansion is approximately $200 million.
Over the past several years, UPS has made a successful transition to become the first wholly-owned foreign express carrier in China. In 2008, we opened the UPS International Air Hub at Pudong International Airport, which was built on a parcel totaling 2.4 million square feet with a sorting capacity of 17,000 packages per hour. This hub links all of China via Shanghai to UPS’s international network, with direct service to the Americas, Europe and Asia. It also connects points served in China by UPS through a dedicated service provided by Yangtze River Express, a Chinese all-cargo airline.
In February 2010, we opened a new intra-Asia air hub at Shenzhen Bao'an International Airport in China. The Shenzhen facility, which was built on a parcel of almost one million square feet and has a sorting capacity of 18,000 packages per hour, serves as our primary transit hub in Asia.
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

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2013:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 757-200F	75	—	—	—
Boeing 767-300ERF	59	—	—	—
Boeing MD-11F	38	—	—	—
Airbus A300-600F	52	—	—	—
Other	—	388	—	—
Total	237	388	—	—
We maintain an inventory of spare engines and parts for each aircraft.

All the aircraft we own meet Stage IV federal noise regulations and can operate at airports that have aircraft noise restrictions.
During 2013, we took delivery of eight Boeing 767-300ERF aircraft. One Airbus A300-600F was destroyed in an accident. We currently do not have any commitments or options to purchase aircraft.
Vehicles
We operate a global ground fleet of approximately 103,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 32,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 33,000 containers used to transport cargo in our aircraft.

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
The following is a summary of our class B common stock price activity and dividend information for 2013 and 2012. Our class B common stock is listed on the New York Stock Exchange under the symbol “UPS”.

	High	Low	Close	Dividends Declared
2013:
First Quarter	$85.92	$75.03	$85.90	$0.62
Second Quarter	$89.96	$81.95	$86.48	$0.62
Third Quarter	$92.10	$85.18	$91.37	$0.62
Fourth Quarter	$105.35	$88.46	$105.08	$0.62
2012:
First Quarter	$81.79	$72.15	$80.72	$0.57
Second Quarter	$80.97	$72.19	$78.76	$0.57
Third Quarter	$80.52	$71.18	$71.57	$0.57
Fourth Quarter	$76.20	$69.56	$73.73	$0.57
As of February 4, 2014, there were 155,789 and 18,243 record holders of class A and class B common stock, respectively.
The policy of our Board of Directors is to declare dividends out of current earnings. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.
On February 13, 2014, our Board declared a dividend of $0.67 per share, which is payable on March 11, 2014 to shareowners of record on February 24, 2014. This represents an 8% increase from the previous $0.62 quarterly dividend in 2013.
On February 14, 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. We anticipate repurchasing approximately $2.7 billion of shares in 2014.
A summary of repurchases of our class A and class B common stock during the fourth quarter of 2013 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31	6.9	$99.80	6.4	$7,179
November 1—November 30	1.2	100.87	0.7	7,106
December 1—December 31	3.0	102.51	2.9	6,814
Total October 1—December 31	11.1	$100.65	10.0

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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
The following graph shows a five year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2008 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average, and our class B common stock.

Comparison of Five Year Cumulative Total Return
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2008
2009
2010
2011
2012
2013
S&P 500
UPS
DJ Transport

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
United Parcel Service, Inc.	$100.00	$107.75	$140.39	$145.84	$151.44	$221.91
Standard & Poor’s 500 Index	$100.00	$126.45	$145.49	$148.55	$172.30	$228.09
Dow Jones Transportation Average	$100.00	$118.59	$150.30	$150.31	$161.56	$228.42

Item 6.	Selected Financial Data
The following table sets forth selected financial data for each of the five years in the period ended December 31, 2013 (in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$34,074	$32,856	$31,717	$29,742	$28,158
International Package	12,429	12,124	12,249	11,133	9,699
Supply Chain & Freight	8,935	9,147	9,139	8,670	7,440
Total revenue	55,438	54,127	53,105	49,545	45,297
Operating expenses:
Compensation and benefits	28,557	33,102	27,575	26,557	25,933
Other	19,847	19,682	19,450	17,347	15,856
Total operating expenses	48,404	52,784	47,025	43,904	41,789
Operating profit:
U.S. Domestic Package	4,603	459	3,764	3,238	1,919
International Package	1,757	869	1,709	1,831	1,279
Supply Chain and Freight	674	15	607	572	310
Total operating profit	7,034	1,343	6,080	5,641	3,508
Other income (expense):
Investment income	20	24	44	3	10
Interest expense	(380)	(393)	(348)	(354)	(445)
Income before income taxes	6,674	974	5,776	5,290	3,073
Income tax expense	2,302	167	1,972	1,952	1,105
Net income	$4,372	$807	$3,804	$3,338	$1,968
Per share amounts:
Basic earnings per share	$4.65	$0.84	$3.88	$3.36	$1.97
Diluted earnings per share	$4.61	$0.83	$3.84	$3.33	$1.96
Dividends declared per share	$2.48	$2.28	$2.08	$1.88	$1.80
Weighted average shares outstanding:
Basic	940	960	981	994	998
Diluted	948	969	991	1,003	1,004
	As of December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data
Cash and marketable securities	$5,245	$7,924	$4,275	$4,081	$2,100
Total assets	36,212	38,863	34,701	33,597	31,883
Long-term debt	10,824	11,089	11,095	10,491	8,668
Shareowners’ equity	6,488	4,733	7,108	8,047	7,696

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic expansion continued at a slow to moderate pace in 2013. Continued growth in retail sales (particularly among e-commerce retailers) has provided for expansion in the overall U.S. small package delivery market; however, slowing export growth and industrial production have negatively impacted the growth in commercial shipments. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth, while growth in our business-to-business volume has remained sluggish. This trend was particularly accentuated during the holiday season, when strong e-commerce growth was experienced during the compressed holiday shopping period.
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
While the worldwide economic environment remained challenging in 2013, we have continued to undertake initiatives to improve yield management, increase operational efficiency and contain costs across all segments. Continued deployment of technology improvements should lead to further gains in our operational efficiency, improve network flexibility and capacity, and enhance service reliability, thus restraining cost increases and improving margins. In our International Package segment, we have adjusted our transportation network and utilized newly expanded operating facilities to improve time-in-transit for shipments in each region. We have also continued to leverage the new air route authority we have gained over the last several years and to take full advantage of faster growing trade lanes.
Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Revenue (in millions)	$55,438	$54,127	$53,105	2.4%	1.9%
Operating Expenses (in millions)	48,404	52,784	47,025	(8.3)%	12.2%
Operating Profit (in millions)	$7,034	$1,343	$6,080	N/A	(77.9)%
Operating Margin	12.7%	2.5%	11.4%
Average Daily Package Volume (in thousands)	16,938	16,295	15,797	3.9%	3.2%
Average Revenue Per Piece	$10.76	$10.82	$10.82	(0.6)%	—%
Net Income (in millions)	$4,372	$807	$3,804	N/A	(78.8)%
Basic Earnings Per Share	$4.65	$0.84	$3.88	N/A	(78.4)%
Diluted Earnings Per Share	$4.61	$0.83	$3.84	N/A	(78.4)%
Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating Expenses:
Defined Benefit Plans Mark-to-Market Charge	$—	$4,831	$827
TNT Termination Fee and Related Expenses	284	—	—
Gain Upon Liquidation of Foreign Subsidiary	(245)	—	—
Multiemployer Pension Plan Withdrawal Charge	—	896	—
Gains on Real Estate Transactions	—	—	(33)
Income Tax Expense (Benefit) from the Items Above	(75)	(2,145)	(287)

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
Defined Benefit Plans Mark-to-Market Charge
In 2012 and 2011, we incurred pre-tax mark-to-market losses of $4.831 billion and $827 million, respectively, on a consolidated basis ($3.023 billion and $527 million after-tax, respectively) on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. No mark-to-market gain or loss was incurred in 2013, as the remeasurement of plan assets and liabilities only resulted in adjustments within the 10% corridor (and thus only impacted accumulated other comprehensive income). These mark-to-market losses in 2012 and 2011, which were recorded in compensation and benefits expense in our statements of consolidated income, impacted each of our three reporting segments in both years. The table below indicates the amounts associated with each component of the pre-tax mark-to-market loss, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit costs, for each year:

	Year Ended December 31,
Components of mark-to-market gain (loss) (in millions)	2013	2012	2011
Discount rates	$—	$(5,530)	$(911)
Return on assets	—	708	84
Demographic assumptions	—	(9)	—
Total mark-to-market gain (loss)	$—	$(4,831)	$(827)

Weighted-average actuarial assumptions used to determine net periodic benefit cost	2013	2012	2011
Expected rate of return on plan assets	8.69%	8.71%	8.61%
Actual rate of return on plan assets	8.36%	11.76%	9.46%
Discount rate used for net periodic benefit cost	4.38%	5.58%	5.93%
Discount rate at measurement date	5.27%	4.38%	5.58%
The $4.831 billion pre-tax mark-to-market loss for the year ended December 31, 2012 was comprised of the following components:

•
Discount Rates ($5.530 billion pre-tax loss): The weighted-average discount rate for our U.S. pension and postretirement medical plans and our international pension plans declined from 5.58% at December 31, 2011 to 4.38% at December 31, 2012, due to two primary factors. The discount rate for our U.S. pension and postretirement medical plans is determined using a bond matching approach for a portfolio of corporate AA

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

bonds. In 2012, financial institutions comprised a smaller portion of our corporate AA bond portfolio relative to 2011, largely due to credit downgrades of several large financial institutions in 2012. Additionally, credit spreads on AA-rated 30-year bonds declined in 2012.  These changes in the composition of our bond portfolio mix and the compression in credit spreads were the primary factors resulting in the 120 basis point decline in the weighted-average discount rate in 2012 relative to 2011.

•
Return on Assets ($708 million pre-tax gain): Our expected rate of return on U.S. pension and postretirement medical plan assets is developed taking into consideration: (1) historical plan asset returns over long-term periods, (2) current market conditions, and (3) the mix of asset classes in our investment portfolio. We review the expected rate of return on an annual basis and revise it as appropriate. In 2012, the actual rate of return on plan assets of 11.76% exceeded our expected rate of return of 8.71%, primarily due to strong gains in the world equity markets.

•
Demographic Assumptions ($9 million pre-tax loss): This represents the difference between actual and estimated demographic factors, including items such as health care cost trends, mortality rates and compensation rate increases.

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
Results of Operations—Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including operating profit, operating margin, pre-tax income, net income and earnings per share adjusted for the non-comparable items discussed previously. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis, and business unit resource allocation.
As discussed in our "Critical Accounting Policies and Estimates", we recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor immediately as part of net periodic benefit cost. In our results of operations and the discussions that follow, we have presented adjusted operating expenses, adjusted operating profit and adjusted operating margin excluding the portion of net periodic benefit cost represented by the gains and losses recognized in excess of the 10% corridor. This adjusted net periodic benefit cost is comparable to the accounting for our defined benefit plans in our quarterly reporting under U.S. GAAP, and reflects assumptions utilizing the expected return on plan assets and the discount rate used for determining net periodic benefit cost (the non-adjusted net periodic benefit cost reflects the actual return on plan assets and the discount rate used for measuring the projected benefit obligation). We believe this adjusted net periodic benefit cost provides important supplemental information that reflects the anticipated long-term cost of our defined benefit plans, and provides a benchmark for historical defined benefit cost trends that can be used to better compare year-to-year financial performance without considering the short-term impact of changes in market interest rates, equity prices, and similar factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2013, 2012 or 2011.

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Average Daily Package Volume (in thousands):
Next Day Air	1,271	1,277	1,206	(0.5)%	5.9%
Deferred	1,074	1,031	975	4.2%	5.7%
Ground	12,060	11,588	11,230	4.1%	3.2%
Total Avg. Daily Package Volume	14,405	13,896	13,411	3.7%	3.6%
Average Revenue Per Piece:
Next Day Air	$20.12	$19.93	$20.33	1.0%	(2.0)%
Deferred	12.70	13.06	13.32	(2.8)%	(2.0)%
Ground	7.96	7.89	7.78	0.9%	1.4%
Total Avg. Revenue Per Piece	$9.39	$9.38	$9.31	0.1%	0.8%
Operating Days in Period	252	252	254
Revenue (in millions):
Next Day Air	$6,443	$6,412	$6,229	0.5%	2.9%
Deferred	3,437	3,392	3,299	1.3%	2.8%
Ground	24,194	23,052	22,189	5.0%	3.9%
Total Revenue	$34,074	$32,856	$31,717	3.7%	3.6%
Operating Expenses (in millions):
Operating Expenses	$29,471	$32,397	$27,953	(9.0)%	15.9%
Defined Benefit Plans Mark-to-Market Charge	—	(3,177)	(479)
Multiemployer Pension Plan Withdrawal Charge	—	(896)	—
Gains (Losses) on Real Estate Transactions	—	—	(15)
Adjusted Operating Expenses	$29,471	$28,324	$27,459	4.0%	3.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$4,603	$459	$3,764	N/A	(87.8)%
Adjusted Operating Profit	$4,603	$4,532	$4,258	1.6%	6.4%
Operating Margin	13.5%	1.4%	11.9%
Adjusted Operating Margin	13.5%	13.8%	13.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2013 and 2012, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
2013 / 2012	3.7%	0.5%	(0.5)%	3.7%
2012 / 2011	2.8%	0.6%	0.2%	3.6%
Volume
2013 compared to 2012
Our overall volume increased in 2013 compared with 2012, largely due to continued solid growth in e-commerce and overall retail sales; however, the increase in volume was hindered by slow overall U.S. economic and industrial production growth. Business-to-consumer shipments, which represent over 40% of total U.S. Domestic Package volume, grew approximately 8% for the year and drove increases in both air and ground shipments. Growth accelerated during our peak holiday shipping season, as business-to-consumer volume grew over 11% in the fourth quarter of 2013, and business-to-consumer shipments exceeded 50% of total U.S. Domestic Package volume for the first time. Business-to-business volume increased slightly in 2013, largely due to increased shipping activity by the retail industry; however, business-to-business volume was negatively impacted by slowing industrial production.
Among our air products, volume increased in 2013 compared with 2012, as growth in our deferred products more than offset a small decline in our Next Day Air services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Second Day Air package and residential Next Day Air Saver products. Next Day Air letter volume decreased approximately 7% for the year, and was negatively impacted by competitive losses and slowing growth in the financial services industry. Our business-to-business air volume continued to be impacted by sluggish economic conditions in the U.S., low levels of inventory replenishment among our customers and changes in our customers' supply chain networks. The combination of these factors influenced our customers' sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.
The increase in ground volume in 2013 was primarily attributed to our traditional residential service offerings and SurePost. Demand for these residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers. Business-to-business ground volume also showed a small increase, and was positively impacted by the overall expansion of the U.S. retail sector; however, continued weakness in industrial production hindered growth. The increased use of omni-channel retailing (including ship-from-store and ship-to-store models) by customers is also positively impacting volume growth for both our residential and commercial ground products.
2012 compared to 2011
Our overall volume increased in 2012 compared with 2011, largely due to continued solid growth in retail e-commerce and strong customer demand for our SurePost product. Business-to-consumer shipments, which represent slightly over 40% of total U.S. Domestic Package volume, grew rapidly and drove growth in both air and ground shipments; however, business-to-business volume remained relatively flat in 2012 compared with 2011. This can be attributed to multiple trends that have prevailed over the past few years, including the migration of traditional retail to online retail, the lack of growth in small and medium-size enterprises and reduced business investments attributed to policy uncertainty.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in ground volume in 2012 was driven by our SurePost service offering, which targets low-cost, non-urgent residential deliveries. Volume for this product grew significantly, and accounted for approximately 40% of the total increase in ground shipments. Outside of our SurePost service offering, volume for our traditional ground residential services also experienced an increase in 2012. Overall ground volume growth continues to be driven by business-to-consumer shipping activity from e-commerce retailers, while our business-to-business ground volume was flat in 2012 compared with 2011.
Rates and Product Mix
2013 compared to 2012
Overall revenue per piece was relatively flat in 2013 compared with 2012, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
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
Revenue per piece increased for Next Day Air in 2013, and was positively impacted by the base rate increase and the loss of some lower-yielding letter volume. Revenue per piece for our deferred products declined, as the impact of the base rate increase was more than offset by declines in fuel surcharge rates and changes in customer and product mix. Revenue per piece for our air products was adversely impacted by the relatively stronger growth in our lower-yielding Next Day Air Saver and deferred products, compared with our premium Next Day Air services, as well as the faster growth in lighter-weight business-to-consumer shipments. Additionally, revenue per piece was negatively affected by the faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers.
Ground revenue per piece increased in 2013 compared with 2012, primarily due to the base rate increase; however, this was partially offset by customer and product mix changes, as a greater portion of our overall volume in 2013, relative to 2012, came from lighter-weight shipments and larger customers. Fuel surcharge rate changes adversely impacted ground revenue per piece growth in 2013 compared with 2012.
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

	Year Ended December 31,			% Point Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Next Day Air / Deferred	10.7%	13.0%	13.3%	(2.3)%	(0.3)%
Ground	7.2%	8.0%	8.0%	(0.8)%	—%
In connection with our base rate increases on December 31, 2012 and January 2, 2012, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively, each year. The 2013 decreases in the air and ground fuel surcharge rates were due to the decline in jet and diesel fuel prices, combined with the reductions in the index on both the air and ground surcharges. These factors resulted in a $178 million decline in fuel surcharge revenue in 2013. In 2012, the reductions to the index offset the increase in jet and diesel fuel prices, resulting in a small decrease in the average air fuel surcharge rate and no change in the average ground surcharge rate. Fuel surcharge revenue increased $54 million in 2012, primarily due to volume growth.
Operating Expenses
2013 compared to 2012
Adjusted operating expenses for the segment increased $1.147 billion in 2013 compared with 2012. This increase was primarily due to pick-up and delivery costs, which grew $772 million, as well as the cost of operating our domestic integrated air and ground network, which increased $290 million for the year. The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 2.2%), an increase in average daily driver hours (up 2.2%) and an increase in employee pension and healthcare costs. Partially offsetting these cost increases was a reduction in worker's compensation expense, due to actuarial adjustments that were largely attributable to operational safety and claims management initiatives.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting and delivery efficiency. Improved pick-up and delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume (up 3.7%) at a faster rate than the increase in average daily union labor hours (up 3.1%), aircraft block hours (down 0.6%) and miles driven (up 1.8%) in 2013 compared with 2012. As a result, the total adjusted cost per piece increased only 0.4% in 2013.
Several factors caused our fourth quarter operating expenses to significantly increase (adjusted operating expenses increased $553 million, or 7.3%, in the fourth quarter of 2013 compared with the same period of 2012). Higher-than-planned volume growth, combined with adverse weather conditions and the relatively compressed holiday shipping season in 2013 (there were six fewer days between the Thanksgiving and Christmas holidays in 2013 relative to 2012), resulted in a significant increase in labor hours and the greater use of contract carriers to help meet our service commitments. Additionally, the much later-than-anticipated seasonal increase in volume during the fourth quarter strained our transportation network, resulting in lower productivity (total union labor hours increased 6.2%, while volume increased 5.6% in the fourth quarter).
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

Operating Profit and Margin
2013 compared to 2012
Adjusted operating profit increased $71 million in 2013 compared with 2012, as the volume growth and productivity improvements discussed previously more than offset the pressure on revenue per piece and the adverse impact of fuel. Overall volume growth allowed us to better leverage our transportation network, resulting in greater productivity and better pick-up and delivery density; however, these factors were partially offset by changes in customer and product mix, which combined to pressure our revenue per piece. Additionally, the net impact of fuel adversely affected operating profit by $158 million in 2013 compared with 2012, as fuel surcharge revenue decreased at a faster rate than fuel expense.
Although annual adjusted operating profit improved in 2013, it declined by $178 million in the fourth quarter of 2013 compared with the fourth quarter of 2012. This decline in profitability was largely due to additional labor and purchased transportation costs, as heavier-than-anticipated volume, adverse weather conditions and a compressed holiday shipping season combined to result in approximately $125 to $150 million in extra costs in the fourth quarter of 2013. In addition, we incurred approximately $50 million in service refunds for unmet delivery commitments in the fourth quarter of 2013. The combination of these factors resulted in a 250 basis point decrease in our fourth quarter operating margin.
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
These factors drove a 40 basis point increase in our adjusted operating margin in 2012, compared with 2011, resulting in a 6.4% increase in adjusted operating profit.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Year Ended December 31,			% Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Average Daily Package Volume (in thousands):
Domestic	1,499	1,427	1,444	5.0%	(1.2)%
Export	1,034	972	942	6.4%	3.2%
Total Avg. Daily Package Volume	2,533	2,399	2,386	5.6%	0.5%
Average Revenue Per Piece:
Domestic	$7.06	$7.04	$7.17	0.3%	(1.8)%
Export	35.18	36.88	37.85	(4.6)%	(2.6)%
Total Avg. Revenue Per Piece	$18.54	$19.13	$19.28	(3.1)%	(0.8)%
Operating Days in Period	252	252	254
Revenue (in millions):
Domestic	$2,667	$2,531	$2,628	5.4%	(3.7)%
Export	9,166	9,033	9,056	1.5%	(0.3)%
Cargo	596	560	565	6.4%	(0.9)%
Total Revenue	$12,429	$12,124	$12,249	2.5%	(1.0)%
Operating Expenses (in millions):
Operating Expenses	$10,672	$11,255	$10,540	(5.2)%	6.8%
TNT Termination Fee and Related Expenses	(284)	—	—
Gain Upon Liquidation of Foreign Subsidiary	245	—	—
Defined Benefit Plan Mark-to-Market Charge	—	(941)	(171)
Adjusted Operating Expenses	$10,633	$10,314	$10,369	3.1%	(0.5)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,757	$869	$1,709	102.2%	(49.2)%
Adjusted Operating Profit	$1,796	$1,810	$1,880	(0.8)%	(3.7)%
Operating Margin	14.1%	7.2%	14.0%
Adjusted Operating Margin	14.5%	14.9%	15.3%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(65)	$(231)
Operating Expenses				(37)	265
Operating Profit				$(102)	$34

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2013 and 2012, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
2013 / 2012	5.6%	(1.5)%	(1.1)%	(0.5)%	2.5%
2012 / 2011	(0.2)%	1.0%	0.1%	(1.9)%	(1.0)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2013 compared to 2012
Our overall average daily volume increased in 2013 compared with 2012, largely due to growth in key markets in Europe, as well as Canada and Mexico.
Export volume increased in 2013, and was driven by Europe (largely in the intra-European trade lanes) and the Americas (particularly in the Canada-to-U.S. and Mexico-to-U.S. trade lanes). Asian export volume grew at a moderate pace due to continued regional economic growth and expansion of our service offerings, but was negatively impacted by fewer technology product launches from our customers and a small number of competitive losses. Volume continued to shift towards our standard products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express. Our international customers continued to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influenced their sensitivity towards the price and speed of shipments.
Domestic volume increased in 2013 compared to 2012, and was driven by solid volume growth in several key markets, including Italy, Canada, Poland and Turkey.
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
Rates and Product Mix
2013 compared to 2012
Total average revenue per piece decreased 2.5% in 2013 on a currency-adjusted basis, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
On December 31, 2012, we increased the base rates 6.5% for international shipments originating in the United States (Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service), while reducing fuel surcharge indices. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 3.7% in 2013, as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates. Currency-adjusted export revenue per piece was also negatively affected by the faster growth among our larger customers, which tend to have a lower yield than middle market and smaller accounts. Additionally, currency-adjusted export revenue per piece was adversely impacted by shorter average trade lanes (due to faster growth in intra-regional shipments), as well as a small impact on pricing from overcapacity in the Asia outbound freight market.
Currency-adjusted domestic revenue per piece decreased 0.4% in 2013. Domestic revenue per piece was adversely impacted by the faster domestic volume growth in our lower-yielding standard service, as well as product and customer mix changes in several developed markets.

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
Fuel Surcharges
In connection with our base rate increases on December 31, 2012 and January 2, 2012, we modified the fuel surcharges on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2% in each of the two years. The fuel surcharges for air products originating outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $135 million in 2013, largely due to declining fuel prices and the 2% reduction in the index; however, this was partially offset by increases in international air volume. Total international fuel surcharge revenue increased by $11 million in 2012, due to higher fuel surcharge rates caused by increased fuel prices as well as an increase in international air volume, but was partially offset by the 2% reduction in the index.
Operating Expenses
2013 compared to 2012
Overall adjusted operating expenses for the segment increased $319 million in 2013 compared with 2012. This increase was driven by the cost of pick-up and delivery, which increased $195 million for the year, largely due to higher package volume.
The cost of operating our international integrated air and ground network increased $111 million for the year, also largely due to higher package volume; however, network costs were mitigated by a 0.4% reduction in average daily aircraft block hours resulting from ongoing modifications to our air network. This was achieved even with a 6.4% increase in international export volume and several air product service enhancements that occurred during 2013.
The remaining increases in adjusted operating expenses for the year were largely due to the costs of package sorting, which was impacted by volume growth, and indirect operating costs, which were affected by increased expenses associated with aviation security.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 2.7% in 2013 compared with 2012.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Partially offsetting these cost reductions was an increase in indirect operating costs, which increased $143 million in 2012 compared with 2011. This increase was impacted by our investment in enhanced security screening for our international locations and expenses associated with business acquisition activities, including our proposed acquisition of TNT Express N.V. (see note 15 to the consolidated financial statements) as well as the February 2012 acquisition of Kiala S.A.
Excluding the impact of currency exchange rate changes, the total cost per piece for the segment increased 2.3% in 2012 compared with 2011.
Operating Profit and Margin
2013 compared to 2012
Adjusted operating profit contracted by 0.8% in 2013 compared with 2012, while the adjusted operating margin decreased 40 basis points. The solid volume growth in 2013 was largely offset by reductions in revenue per piece, leading to only slight growth in revenue. The net impact of fuel (fuel surcharge revenue decreased at a faster rate than fuel expense) as well as currency remeasurement and translation losses combined to decrease operating profit by $219 million when comparing 2013 with 2012. The combination of low revenue growth and the adverse impact of fuel and currency led to the reduction in adjusted operating margin.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Freight LTL Statistics:
Revenue (in millions)	$2,502	$2,377	$2,299	5.3%	3.4%
Revenue Per Hundredweight	$22.05	$21.73	$21.17	1.5%	2.6%
Shipments (in thousands)	10,497	10,136	10,247	3.6%	(1.1)%
Shipments Per Day (in thousands)	41.5	40.1	40.5	3.6%	(1.1)%
Gross Weight Hauled (in millions of lbs)	11,348	10,939	10,858	3.7%	0.7%
Weight Per Shipment (in lbs)	1,081	1,079	1,060	0.2%	1.8%
Operating Days in Period	253	253	253
Revenue (in millions):
Forwarding and Logistics	$5,492	$5,977	$6,103	(8.1)%	(2.1)%
Freight	2,882	2,640	2,563	9.2%	3.0%
Other	561	530	473	5.8%	12.1%
Total Revenue	$8,935	$9,147	$9,139	(2.3)%	0.1%
Operating Expenses (in millions):
Operating Expenses	$8,261	$9,132	$8,532	(9.5)%	7.0%
Defined Benefit Plans Mark-to-Market Charge	—	(713)	(177)
Gains on Real Estate Transactions	—	—	48
Adjusted Operating Expenses	$8,261	$8,419	$8,403	(1.9)%	0.2%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$674	$15	$607	N/A	(97.5)%
Adjusted Operating Profit	$674	$728	$736	(7.4)%	(1.1)%
Operating Margin	7.5%	0.2%	6.6%
Adjusted Operating Margin	7.5%	8.0%	8.1%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(31)	$(100)
Operating Expenses				25	97
Operating Profit				$(6)	$(3)

*	Amount represents the change compared to the prior year.
Revenue
2013 compared to 2012
Forwarding and logistics revenue decreased $485 million in 2013 compared with 2012. Forwarding revenue decreased in 2013, primarily due to lower tonnage and rates charged to our customers in our international air forwarding business. The reduction in tonnage was caused by several factors, including weak overall market demand, competitive pressures, and our customer concentration among the technology and military sectors, as demand in these sectors was relatively weaker than the remainder of the air freight market. The reduction in rates was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. Revenue for our logistics products increased in 2013 compared with 2012, as we experienced solid growth in our mail services and healthcare distribution solutions; however, this was largely offset by revenue declines among our technology customers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight revenue increased $242 million in 2013, driven by an increase in LTL revenue per hundredweight, tonnage and average daily LTL shipments. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as general rate increases averaging 5.9% that took effect on both July 16, 2012 and on June 10, 2013, covering non-contractual shipments in the United States, Canada and Mexico. LTL fuel surcharge revenue increased by $18 million in 2013 compared with the prior year, due to changes in diesel fuel prices and overall LTL shipment volume. In addition, our Truckload division experienced increased volume and revenue, primarily related to our dedicated and non-dedicated service offerings.
The other businesses within Supply Chain & Freight increased revenue by $31 million in 2013, primarily due to growth at UPS Capital, The UPS Store and UPS Customer Solutions.
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
Operating Expenses
2013 compared to 2012
Forwarding and logistics adjusted operating expenses decreased $388 million in 2013 compared with 2012, due to several factors. Purchased transportation expense declined by $236 million, primarily due to lower tonnage in our international air freight forwarding business. Compensation and benefits expense declined by $59 million, largely due to reduced payroll costs and lower expense for worker's compensation claims. The remaining decrease in expense resulted from lower fuel costs, bad debt expense, and various other items.
Freight adjusted operating expenses increased $234 million in 2013, while the total cost per LTL shipment increased 2.0%. The largest component of this increase related to the cost of operating our linehaul network, which grew by $62 million, as a result of a 3.7% average daily tonnage increase, coupled with wage and purchased transportation increases. Our Truckload division experienced a $48 million increase in costs for the year, largely related to the expansion of our dedicated and non-dedicated services. Pick-up and delivery costs increased $15 million as a result of higher volume and wage increases, but were partially offset by productivity improvements. The remaining increase in expense in 2013 was impacted by increases in pension expense and healthcare costs.
Adjusted operating expenses for the other businesses within Supply Chain & Freight decreased $4 million in 2013 compared with 2012.

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
Operating Profit and Margin
2013 compared to 2012
Adjusted operating profit for the forwarding and logistics unit decreased by $97 million in 2013 compared with 2012. This decrease was primarily due to reduced profitability in our international air forwarding business, which resulted from competitive pressures combined with weak overall air freight market demand due to continued economic weakness in Europe, slowing growth in China and a sluggish U.S. economy. Additionally, our customer concentration among the technology and military sectors negatively impacted our results, as demand in these sectors was relatively weaker than the remainder of the air freight market. This lower demand pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a compression in our operating margin.
Adjusted operating profit for our freight unit increased $8 million in 2013 compared with 2012, as improvements in average daily LTL volume, yields and productivity measures (including gains in pick-up and delivery stops per hour, dock bills per hour and linehaul network utilization) more than offset an increase in wage and benefit expenses.
The combined adjusted operating profit for all of our other businesses in this segment increased $35 million in 2013 compared with 2012, primarily due to higher operating profit at UPS Capital and The UPS Store.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses

	Year Ended December 31,			% Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Operating Expenses (in millions):
Compensation and Benefits	$28,557	$33,102	$27,575	(13.7)%	20.0%
Defined Benefit Plans Mark-to-Market Charge	—	(4,831)	(827)
Multiemployer Pension Plan Withdrawal Charge	—	(896)	—
Adjusted Compensation and Benefits	28,557	27,375	26,748	4.3%	2.3%

Repairs and Maintenance	1,240	1,228	1,286	1.0%	(4.5)%
Depreciation and Amortization	1,867	1,858	1,782	0.5%	4.3%
Purchased Transportation	7,486	7,354	7,232	1.8%	1.7%
Fuel	4,027	4,090	4,046	(1.5)%	1.1%
Other Occupancy	950	902	943	5.3%	(4.3)%

Other Expenses	4,277	4,250	4,161	0.6%	2.1%
TNT Termination Fee and Related Expenses	(284)	—	—
Gain Upon Liquidation of Foreign Subsidiary	245	—	—
Gains on Real Estate Transactions	—	—	33
Adjusted Other Expenses	4,238	4,250	4,194	(0.3)%	1.3%

Total Operating Expenses	$48,404	$52,784	$47,025	(8.3)%	12.2%
Adjusted Total Operating Expenses	$48,365	$47,057	$46,231	2.8%	1.8%

Currency Translation Cost / (Benefit)*				$12	$(362)

*	Amount represents the change compared to the prior year.
Compensation and Benefits
2013 compared to 2012
Employee payroll costs increased $684 million in 2013 compared with 2012, largely due to contractual union wage rate increases, a 3.1% increase in average daily union labor hours, and a merit salary increase for management employees; however, this was partially offset by an overall reduction in the number of management personnel.
Adjusted benefits expense increased $498 million in 2013 compared with 2012, primarily due to higher pension expense, increased vacation, holiday and excused absence expense, and higher health and welfare costs; however, these items were partially offset by changes in the expense associated with our self-insurance for worker’s compensation claims. These primary factors impacting expense are discussed further as follows:

•
Pension expense increased $300 million in 2013 compared with 2012, due to higher union contribution rates for multiemployer pension plans combined with increased service and interest costs for company-sponsored plans. The increase in service and interest costs for company-sponsored plans was largely due to continued service accruals and lower discount rates.

•
Vacation, holiday and excused absence expense increased $89 million in 2013 compared with 2012, due to increased vacation entitlements earned based on employees' years of service, higher wage rates and an increase in the overall number of employees during 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Health and welfare costs increased $182 million in 2013 compared with 2012, largely due to increased contribution rates to multiemployer plans, higher medical claims in UPS-sponsored plans, and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010.

•
The expense associated with our self-insurance programs for worker’s compensation claims decreased $131 million in 2013 compared with 2012. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2013, we experienced favorable actuarial expense adjustments as the frequency and severity of claims was less than previously projected, due to the impact of ongoing safety improvement and claim management initiatives.

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

Repairs and Maintenance
2013 compared to 2012
The increase in repairs and maintenance expense was largely due to increased vehicle maintenance costs in our global package and freight operations. These higher costs were impacted by the increase in miles driven in 2013 compared with 2012, as well as the overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations.
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

Depreciation and Amortization
2013 compared to 2012
The increase in depreciation and amortization expense in 2013, compared with 2012, was primarily due to a $62 million increase in depreciation expense on vehicles. This increase was driven by the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet. This increase was largely offset by several factors, including lower building and facility depreciation and capitalized software amortization.

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
Purchased Transportation
2013 compared to 2012
The increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers in 2013, compared with 2012, was driven by several factors:

•
Our U.S. Domestic Package segment incurred a $154 million expense increase for the year, primarily due to higher rates passed to us from rail carriers, and higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product. This increase in expense was also impacted by the adverse weather conditions in the fourth quarter of 2013, as well as the significant increase in volume during the compressed timing of the holiday season.

•	Our International Package segment incurred a $144 million expense increase for the year, primarily due to international volume growth.

•	Our UPS Freight business incurred a $70 million increase for the year, largely due to growth in LTL volume and higher rates passed to us from rail carriers.

•
The purchased transportation expense for our forwarding & logistics business declined $236 million for the year, largely due to lower tonnage and reduced rates from third-party transportation carriers in our international air freight forwarding business.

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
Fuel
2013 compared to 2012
The decrease in fuel expense in 2013 was largely due to the decline in fuel prices (primarily jet-A fuel prices), which decreased expense by $77 million, net of hedging. This was partially offset by a $14 million increase in overall fuel usage, which was primarily due to lower vehicle fuel efficiency and an increase in miles driven.
2012 compared to 2011
The fuel expense increase in 2012 compared with 2011 was largely due to higher fuel prices, which increased expense by $116 million; however, this was partially offset by lower usage of fuel products, which decreased expense by $72 million. The lower fuel usage was largely due to the decrease in total aircraft block hours and vehicle miles driven.
Other Occupancy
2013 compared to 2012
The increase in other occupancy expense in 2013, compared with 2012, was primarily due to higher snow removal costs at our operating facilities, an increase in utility expenses, as well as higher real estate taxes. The relatively cold winter in the United States in 2013 compared with 2012 caused the increase in snow removal costs, while increased usage and higher prices of natural gas and electricity resulted in the increase in utility expenses.

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
Other Expenses
2013 compared to 2012
The decrease in adjusted other expenses in 2013 compared with 2012 was impacted by a number of factors, including decreases in bad debt expense, employee expense reimbursements, advertising costs, telecommunications expenses, and non-income based state and local taxes. These decreases in expense were partially offset by increases in auto liability insurance, transportation equipment rentals, and air cargo handling costs.
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
Investment Income and Interest Expense
The following table sets forth investment income and interest expense for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Investment Income	$20	$24	$44	(16.7)%	(45.5)%
Interest Expense	$(380)	$(393)	$(348)	(3.3)%	12.9%
Investment Income
2013 compared to 2012
The decrease in investment income in 2013 compared with 2012 was primarily due to lower interest rates earned on invested assets, as well as a decline in the average balance of invested assets. These factors were partially offset by higher realized gains on the sales of securities in 2013 compared with 2012.
2012 compared to 2011
The decrease in investment income in 2012 compared with 2011 was primarily caused by an $8 million decline in fair value adjustments and a $25 million decline in realized gains on sales of investments. These declines were partially offset by an increase in interest income, largely due to having a higher average balance of interest-earning cash and investments in our portfolio in 2012 compared with 2011.
Interest Expense
2013 compared to 2012
Interest expense decreased in 2013 compared to 2012, largely due to three factors: (1) having a greater proportion of our debt swapped to lower-yielding variable rates, (2) a decrease in the interest rate indices underlying our variable-rate debt and swaps, and (3) a lower average balance of debt outstanding. These factors were partially offset by the imputation of interest expense on the multiemployer pension withdrawal liability related to the New England Pension Fund.

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
Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 / 2012	2012 / 2011
Income Tax Expense	$2,302	$167	$1,972	N/A	(91.5)%
Income Tax Impact of:
TNT Termination Fee and Related Expenses	107	—	—
Gain Upon Liquidation of Foreign Subsidiary	(32)	—	—
Defined Benefit Plans Mark-to-Market Charge	—	1,808	300
Multiemployer Pension Plan Withdrawal Charge	—	337	—
Gain on Real Estate Transactions	—	—	(13)
Adjusted Income Tax Expense	$2,377	$2,312	$2,259	2.8%	2.3%
Effective Tax Rate	34.5%	17.1%	34.1%
Adjusted Effective Tax Rate	35.4%	34.5%	34.4%
2013 compared to 2012
Our adjusted effective tax rate increased to 35.4% in 2013 from 34.5% in 2012, due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income, and unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	2013	2012	2011
Net income	$4,372	$807	$3,804
Non-cash operating activities(a)	3,318	7,313	4,578
Pension and postretirement plan contributions (UPS-sponsored plans)	(212)	(917)	(1,436)
Income tax receivables and payables	(155)	280	236
Changes in working capital and other noncurrent assets and liabilities	121	(148)	(12)
Other operating activities	(140)	(119)	(97)
Net cash from operating activities	$7,304	$7,216	$7,073

(a)
Represents depreciation and amortization, gains and losses on derivative and foreign exchange transactions, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Cash from operating activities remained strong throughout the 2011 to 2013 time period. Operating cash flow was favorably impacted in 2013, compared with 2012, by lower contributions into our defined benefit pension and postretirement benefit plans; however, this was partially offset by certain TNT Express transaction-related charges, as well as changes in income tax receivables and payables. We paid a termination fee to TNT Express of €200 million ($268 million) under the agreement to terminate the merger protocol in the first quarter of 2013. Additionally, the cash payments for income taxes increased in 2013 compared with 2012, and were impacted by the timing of current tax deductions.
Except for discretionary or accelerated fundings of our plans, contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans.

•	In 2013, we did not have any required, nor make any discretionary, contributions to our primary company-sponsored pension plans in the U.S.

•	In 2012, we made a $355 million required contribution to the UPS IBT Pension Plan.

•
In 2011, we made a $1.2 billion contribution to the UPS IBT Pension Plan, which satisfied our 2011 contribution requirements and also approximately $440 million in contributions that would not have been required until after 2011.

•	The remaining contributions in the 2011 through 2013 period were largely due to contributions to our international pension plans and U.S. postretirement medical benefit plans.
As discussed further in the “Contractual Commitments” section, we have minimum funding requirements in the next several years, primarily related to the UPS IBT Pension, UPS Retirement and UPS Pension plans.
As of December 31, 2013, the total of our worldwide holdings of cash and cash equivalents was $4.665 billion. Approximately 45%-55% of cash and cash equivalents was held by foreign subsidiaries throughout the year. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	2013	2012	2011
Net cash used in investing activities	$(2,114)	$(1,335)	$(2,537)
Capital Expenditures:
Buildings and facilities	$(483)	$(506)	$(373)
Aircraft and parts	(478)	(568)	(598)
Vehicles	(662)	(672)	(659)
Information technology	(442)	(407)	(375)
	$(2,065)	$(2,153)	$(2,005)
Capital Expenditures as a % of Revenue	3.7%	4.0%	3.8%
Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$104	$95	$27
Net decrease in finance receivables	$39	$101	$184
Net (purchases) sales of marketable securities	$9	$628	$(413)
Cash received (paid) for business acquisitions and dispositions	$(22)	$(100)	$(73)
Other investing activities	$(179)	$94	$(257)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2014 will be approximately $2.5 billion.
Capital spending on aircraft over the 2011 to 2013 period was largely due to scheduled deliveries of previous orders for the Boeing 767-300ERF and 747-400F aircraft. Capital spending on vehicles increased during the 2011 to 2013 period in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital expenditures on buildings and facilities in the 2011 to 2013 period included expansion and new construction projects at facilities in Europe and Asia, including a $200 million expansion at our European air hub in Cologne, Germany that began in 2011 and will be completed in the first quarter of 2014.
The proceeds from the disposal of property, plant and equipment were largely due to real estate and aircraft sales during the 2011 through 2013 period, as well as the proceeds from insurance recoveries in 2013. The net decline in finance receivables in the 2011 through 2013 period was primarily due to customer paydowns and loan sales activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period.
The cash paid for business acquisitions in the 2011 to 2013 period was largely due to the acquisitions of Pieffe Group in Italy (2011), Kiala S.A. in Belgium (2012) and Cemelog Ltd. in Hungary (2013), as well as other smaller acquisitions.
Other investing activities are impacted by changes in our restricted cash balance, the cash settlement of derivative contracts used in our currency hedging programs, and the timing of aircraft purchase contract deposits on our Boeing 767-300ERF and 747-400F aircraft orders. In 2013, we increased the restricted cash balance associated with our self-insurance requirements by $137 million (there were no changes in restricted cash in 2012 or 2011, other than earned interest). We received (paid) cash related to purchases and settlements of energy and currency derivative contracts used in our hedging programs of $(28), $41, and $(78) million during 2013, 2012 and 2011, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2013	2012	2011
Net cash used in financing activities	$(7,807)	$(1,817)	$(4,862)
Share Repurchases:
Cash expended for shares repurchased	$(3,838)	$(1,621)	$(2,665)
Number of shares repurchased	(43.2)	(21.8)	(38.7)
Shares outstanding at year-end	923	953	963
Percent reduction in shares outstanding	(3.1)%	(1.0)%	(2.8)%
Dividends:
Dividends declared per share	$2.48	$2.28	$2.08
Cash expended for dividend payments	$(2,260)	$(2,130)	$(1,997)
Borrowings:
Net borrowings (repayments) of debt principal	$(1,775)	$1,729	$(95)
Other Financing Activities:
Cash received for common stock issuances	$491	$301	$290
Other financing activities	$(425)	$(96)	$(395)
Capitalization:
Total debt outstanding at year-end	$10,872	$12,870	$11,128
Total shareowners’ equity at year-end	6,488	4,733	7,108
Total capitalization	$17,360	$17,603	$18,236
Debt to Total Capitalization %	62.6%	73.1%	61.0%
On February 14, 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The share repurchase authorization has no expiration date. As of December 31, 2013, we had $6.814 billion of this share repurchase authorization remaining. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $2.7 billion of shares in 2014.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2014, we increased our quarterly dividend payment from $0.62 to $0.67 per share, an 8% increase.
Issuances of debt in 2013 consisted primarily of longer-maturity commercial paper. Issuances of debt in 2012 consisted primarily of senior fixed rate note offerings totaling $1.75 billion, the proceeds of which were used to repay the principal balance of our $1.75 billion notes that matured on January 15, 2013. In 2011, issuances of debt consisted primarily of commercial paper and five new aircraft leases.
Repayments of debt in 2013, 2012 and 2011 consisted primarily of the maturity of our $1.75 billion senior fixed rate notes that matured on January 15, 2013, paydowns of commercial paper, and scheduled principal payments on our capitalized lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
As of December 31, 2013, our 3.875% senior notes with a principal balance of $1.0 billion due in April 2014 have been classified as a long-term liability, based on our intent and ability to refinance the debt.
We had no commercial paper outstanding at December 31, 2013 and 2012. The amount of commercial paper outstanding fluctuates throughout each year based on daily liquidity needs. The average commercial paper balance was $1.013 billion and the average interest rate paid was 0.07% in 2013 ($962 million and 0.07% in 2012, respectively).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash received from common stock issuances to employees increased primarily due to additional stock option exercises in 2013 and 2012.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $(93), $206 and $(200) million for 2013, 2012 and 2011, respectively. In 2013, we paid $70 million to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. In 2012, we settled several interest rate derivatives that were designated as hedges of the senior fixed-rate debt offerings that year, which resulted in a cash outflow of $70 million. The remaining cash outflows in other financing activities for 2013, 2012 and 2011 were related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards.
Sources of Credit
We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. No amounts were outstanding under these programs as of December 31, 2013. The amount of commercial paper outstanding under these programs in 2014 is expected to fluctuate.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2013.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2013 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2013, 10% of net tangible assets is equivalent to $2.612 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Contractual Commitments
We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2013 (in millions):

Commitment Type	2014	2015	2016	2017	2018	After 2018	Total
Capital Leases	$67	$65	$58	$58	$53	$422	$723
Operating Leases	310	239	180	146	99	242	1,216
Debt Principal	1,009	107	6	377	750	8,030	10,279
Debt Interest	301	294	294	293	282	4,519	5,983
Purchase Commitments	333	100	50	11	—	—	494
Pension Fundings	—	687	1,137	1,082	1,055	2,259	6,220
Other Liabilities	58	43	23	10	5	—	139
Total	$2,078	$1,535	$1,748	$1,977	$2,244	$15,472	$25,054
Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in note 7 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2013. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.
Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for technology equipment and vehicles. As of December 31, 2013, we have no open aircraft orders.
Pension fundings represent the anticipated required cash contributions that will be made to our qualified U.S. pension plans (these plans are discussed further in note 4 to the consolidated financial statements). The pension funding requirements were estimated under the provisions of the Pension Protection Act of 2006 and the Employee Retirement Income Security Act of 1974, using discount rates, asset returns and other assumptions appropriate for these plans. In July 2012, federal legislation was signed into law that allows pension plan sponsors to use higher interest rate assumptions (based on a 25-year rate history) in valuing plan liabilities and determining funding obligations. As a result of this legislation, we are not subject to required contributions in 2014 for our domestic pension plans. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns and discount rates. A sustained significant decline in the world equity markets, and the resulting impact on our pension assets and investment returns, could result in our domestic pension plans being subject to significantly higher minimum funding requirements. To the extent that the funded status of these plans in future years differs from our current projections, the actual contributions made in future years could materially differ from the amounts shown in the table above.
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
The contractual payments due for “other liabilities” primarily include commitment payments related to our investment in certain partnerships. The table above does not include approximately $235 million of liabilities for uncertain tax positions because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, we also have recognized assets associated with uncertain tax positions in excess of the related liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. Uncertain tax positions are further discussed in note 12 to the consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of December 31, 2013, we had outstanding letters of credit totaling approximately $1.023 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2013, we had $627 million of surety bonds written. As of December 31, 2013, we had unfunded loan commitments totaling $153 million associated with our financial business.
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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. UPS and FedEx have moved for summary judgment.  There has been no ruling on those motions.  The case does not have a trial date scheduled. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) the Court has not ruled on the pending dispositive motions; and (3) the DOJ investigation is pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years, although we can petition the government to shorten that term in its discretion to one year. The NPA did not have a material impact on our financial condition, results of operations or liquidity in 2013.
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
Collective Bargaining Agreements
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). In April 2013, we reached a tentative agreement with the Teamsters on two new national master agreements in the U.S. Domestic Package and UPS Freight business units, both of which are retroactive to August 1, 2013 and will remain effective through July 31, 2018. Before expiration of the existing national master agreements, the Company and the Teamsters agreed to extensions of both existing five-year national master agreements and all supplemental agreements. The extensions are open-ended and can be terminated by either party on thirty days' notice.
UPS Teamster-represented employees in the U.S. Domestic Package business unit subsequently voted to approve the new national master agreement in June 2013, while several local U.S. Domestic Package supplemental agreements require additional negotiation and approval before ratification occurs. As of February 2014, there were a total of six supplemental agreements that still have to be approved before ratification. We anticipate that the remaining agreements will be voted upon in the coming months.
The UPS Freight business unit ratified its national master agreement in January 2014.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested mediation by the National Mediation Board for the ongoing contract negotiations. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. In addition, approximately 3,100 of our ground mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our agreement with the IAM runs through July 31, 2014.
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

The $896 million charge to expense recorded in the third quarter of 2012 is included in "compensation and benefits expense" in the statement of consolidated income, while the corresponding withdrawal liability is included in "other non-current liabilities" on the consolidated balance sheet. We will impute interest on the withdrawal liability using the 4.25% discount rate, while the monthly payments made to the New England Pension Fund will reduce the remaining balance of the withdrawal liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments
In May 2013, our UPS Freight unit announced a general rate increase averaging 5.9%, covering non-contractual shipments in the United States, Canada and Mexico. The rate adjustment took effect on June 10, 2013, and applies to minimum charge, LTL and TL rates and accessorial charges.
In November 2013, we announced an average 4.9% net increase in base and accessorial rates that took effect December 31, 2013, and impacted the following services:

•	UPS Ground services;

•
UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select, and international air shipments originating in the United States (including Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard Service);

•	UPS Next Day Air Freight, UPS 2nd Day Air Freight, and UPS 3 Day Freight shipments within and between the U.S., Canada, and Puerto Rico; and

•	UPS Express Freight shipments originating in the U.S.
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
In December 2011, the FASB issued an Accounting Standards Update that required entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a master netting arrangement. In addition, the update requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This requirement became effective for us beginning with the first quarter of 2013. This update did not have a material effect on our consolidated financial position or results of operations, and we have included the required disclosures in all applicable filings since implementation.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In February 2013, the FASB issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related note for additional information (e.g., the pension note). We adopted this accounting standard update in the first quarter of 2013 and have included the required presentation in all applicable filings since that date (see note 9 to the consolidated financial statements).
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after December 31, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.
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
Contingencies
As discussed in note 8 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self-insurance which are discussed further below, were not material to our financial position or results of operations as of, and for the year ended, December 31, 2013. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2013, because a loss is not reasonably estimable.
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
None of the reporting units incurred any goodwill impairment charges in 2013, 2012 or 2011. Changes in our forecasts could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. A 10% decrease in the estimated fair value of our reporting units as of our most recent goodwill testing date (October 1, 2013) would not result in a goodwill impairment charge.

Licenses with a carrying value of $5 million as of December 31, 2013 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our remaining recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. We incurred impairment charges on intangible assets of $13 million during 2013, while there were no impairments of any indefinite-lived or finite-lived intangible assets in 2012 or 2011.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plans' projected benefit obligations) in pension expense annually at December 31st each year. The remaining components of pension expense (herein referred to as "ongoing net periodic benefit cost"), primarily service and interest costs and the expected return on plan assets, are recorded on a quarterly basis.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets, and health care cost trend rate for our pension and postretirement benefit plans, and the resulting increase (decrease) on our obligations and expense as of, and for the year ended, December 31, 2013 (in millions).

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(62)	$63
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(193)	24
Effect on projected benefit obligation	(1,161)	1,231
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(63)	63
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	(1)	1
Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	—	—
Effect on accumulated postretirement benefit obligation	(101)	105
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on accumulated postretirement benefit obligation	13	(14)

(1)	Amount calculated based on 25 basis point increase / decrease in the expected return on assets.

(2)	Amount calculated based on 25 basis point increase / decrease in the actual return on assets.

Expense is expected to decrease in 2014 compared with 2013, due primarily to the increase in the weighted-average discount rate used to determine ongoing net periodic benefit cost from 4.38% for 2013 to 5.27% for 2014 (These discount rates represent the combined weighted-average discount rates for our U.S. and international pension plans, as well as our U.S. postretirement medical plans).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation, Residual Value and Impairment of Fixed Assets
As of December 31, 2013, we had $17.961 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.
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
In 2013, 2012 and 2011, there were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded in any period.
Fair Value Measurements
In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, other investments and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, pension assets and certain other investments. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates, interest rates and equity prices is presented in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
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
Allowance for Doubtful Accounts
Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Deterioration in macroeconomic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2013 and 2012 was $122 and $127 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2013, 2012 and 2011 was $129, $155 and $147 million, respectively.

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

Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we periodically use a combination of option, forward and futures contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2013 and 2012, however, we had no commodity option contracts outstanding.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exposures relate to the Euro, the British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We use a combination of purchased and written options to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 24 months. We also utilize forward contracts to hedge portions of our anticipated cash settlements of intercompany transactions subject to foreign currency remeasurement. Additionally, we utilize cross-currency interest rate swaps to hedge the currency risk inherent in the interest and principal payments associated with foreign currency denominated debt obligations. The terms of these swap agreements are commensurate with the underlying debt obligations.

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

	Shock-Test Result As of December 31,
(in millions)	2013	2012
Change in Fair Value:
Currency Derivatives(1)	$(291)	$(1)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$7	$7
Interest Rate Derivatives(2)	$101	$106
Change in Annual Interest Income:
Marketable Securities(3)	$15	$10

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.

(2)
The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).

(3)	The potential change in interest income resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate investment holdings.
The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our finance receivables due to changes in interest rates was not material as of December 31, 2013 and 2012.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2014

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,665	$7,327
Marketable securities	580	597
Accounts receivable, net	6,502	6,111
Deferred income tax assets	684	583
Other current assets	956	973
Total Current Assets	13,387	15,591
Property, Plant and Equipment, Net	17,961	17,894
Goodwill	2,190	2,173
Intangible Assets, Net	775	603
Investments and Restricted Cash	444	307
Derivative Assets	323	535
Deferred Income Tax Assets	110	684
Other Non-Current Assets	1,022	1,076
Total Assets	$36,212	$38,863
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$48	$1,781
Accounts payable	2,478	2,278
Accrued wages and withholdings	2,325	1,927
Self-insurance reserves	719	763
Other current liabilities	1,561	1,641
Total Current Liabilities	7,131	8,390
Long-Term Debt	10,824	11,089
Pension and Postretirement Benefit Obligations	7,051	11,068
Deferred Income Tax Liabilities	1,244	48
Self-Insurance Reserves	2,059	1,980
Other Non-Current Liabilities	1,415	1,555
Shareowners’ Equity:
Class A common stock (212 and 225 shares issued in 2013 and 2012)	2	3
Class B common stock (712 and 729 shares issued in 2013 and 2012)	7	7
Additional paid-in capital	—	—
Retained earnings	6,925	7,997
Accumulated other comprehensive loss	(460)	(3,354)
Deferred compensation obligations	69	78
Less: Treasury stock (1 share in 2013 and 2012)	(69)	(78)
Total Equity for Controlling Interests	6,474	4,653
Noncontrolling Interests	14	80
Total Shareowners’ Equity	6,488	4,733
Total Liabilities and Shareowners’ Equity	$36,212	$38,863

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$55,438	$54,127	$53,105
Operating Expenses:
Compensation and benefits	28,557	33,102	27,575
Repairs and maintenance	1,240	1,228	1,286
Depreciation and amortization	1,867	1,858	1,782
Purchased transportation	7,486	7,354	7,232
Fuel	4,027	4,090	4,046
Other occupancy	950	902	943
Other expenses	4,277	4,250	4,161
Total Operating Expenses	48,404	52,784	47,025
Operating Profit	7,034	1,343	6,080
Other Income and (Expense):
Investment income	20	24	44
Interest expense	(380)	(393)	(348)
Total Other Income and (Expense)	(360)	(369)	(304)
Income Before Income Taxes	6,674	974	5,776
Income Tax Expense	2,302	167	1,972
Net Income	$4,372	$807	$3,804
Basic Earnings Per Share	$4.65	$0.84	$3.88
Diluted Earnings Per Share	$4.61	$0.83	$3.84

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$4,372	$807	$3,804
Change in foreign currency translation adjustment, net of tax	(260)	294	(92)
Change in unrealized gain (loss) on marketable securities, net of tax	(7)	—	(6)
Change in unrealized gain (loss) on cash flow hedges, net of tax	67	(82)	35
Change in unrecognized pension and postretirement benefit costs, net of tax	3,094	(463)	(405)
Comprehensive income	$7,266	$556	$3,336

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$4,372	$807	$3,804
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,867	1,858	1,782
Pension and postretirement benefit expense	1,115	5,753	1,660
Pension and postretirement benefit contributions	(212)	(917)	(1,436)
Self-insurance reserves	34	156	53
Deferred tax expense	(246)	(2,083)	314
Stock compensation expense	513	547	524
Other (gains) losses	35	1,082	245
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(515)	(124)	(657)
Other current assets	(13)	10	107
Accounts payable	218	(58)	249
Accrued wages and withholdings	416	98	339
Other current liabilities	(140)	206	186
Other operating activities	(140)	(119)	(97)
Net cash from operating activities	7,304	7,216	7,073
Cash Flows From Investing Activities:
Capital expenditures	(2,065)	(2,153)	(2,005)
Proceeds from disposals of property, plant and equipment	104	95	27
Purchases of marketable securities	(2,948)	(2,357)	(4,903)
Sales and maturities of marketable securities	2,957	2,985	4,490
Net decrease in finance receivables	39	101	184
Cash received (paid) for business acquisitions and dispositions	(22)	(100)	(73)
Other investing activities	(179)	94	(257)
Net cash used in investing activities	(2,114)	(1,335)	(2,537)
Cash Flows From Financing Activities:
Net change in short-term debt	—	—	(183)
Proceeds from long-term borrowings	100	1,745	279
Repayments of long-term borrowings	(1,875)	(16)	(191)
Purchases of common stock	(3,838)	(1,621)	(2,665)
Issuances of common stock	491	301	290
Dividends	(2,260)	(2,130)	(1,997)
Other financing activities	(425)	(96)	(395)
Net cash used in financing activities	(7,807)	(1,817)	(4,862)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(45)	229	(10)
Net Increase (Decrease) In Cash And Cash Equivalents	(2,662)	4,293	(336)
Cash And Cash Equivalents:
Beginning of period	7,327	3,034	3,370
End of period	$4,665	$7,327	$3,034
Cash Paid During The Period For:
Interest (net of amount capitalized)	$409	$381	$248
Income taxes	$2,712	$1,988	$1,527
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
Our total allowance for doubtful accounts as of December 31, 2013 and 2012 was $122 and $127 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2013, 2012 and 2011 was $129, $155 and $147 million, respectively.
Inventories
Jet fuel, diesel, and unleaded gasoline inventories are valued at the lower of average cost or market. Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Total inventories were $403 and $393 million as of December 31, 2013 and 2012, respectively, and are included in “other current assets” on the consolidated balance sheet.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—6 to 15 years; Aircraft—12 to 30 years; Buildings—20 to 40 years; Leasehold Improvements—lesser of asset useful life or lease term; Plant Equipment—6 to 8.25 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $14, $18 and $17 million for 2013, 2012, and 2011, respectively.
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
In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing for recoverability of a significant asset group within a reporting unit. If this qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

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
Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, non-compete agreements and franchise rights are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 22 years. Capitalized software is amortized over 5 years.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Currency transaction gains and losses, net of hedging, included in other operating expenses were pre-tax gains (losses) of $76, $10 and $(1) million in 2013, 2012 and 2011, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued an Accounting Standards Update that required entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a master netting arrangement. In addition, the update requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This requirement became effective for us beginning with the first quarter of 2013. This update did not have a material effect on our consolidated financial position or results of operations, and we have included the required disclosures in all applicable filings since implementation.
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
In February 2013, the FASB issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related note for additional information (e.g., the pension note). We adopted this accounting standard update in the first quarter of 2013 and have included the required presentation in all applicable filings since that date (see note 9).
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after December 31, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial position or results of operations.

NOTE 2. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as available-for-sale at December 31, 2013 and 2012 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2013
Current marketable securities:
U.S. government and agency debt securities	$355	$—	$(1)	$354
Mortgage and asset-backed debt securities	76	1	(2)	75
Corporate debt securities	146	1	(1)	146
U.S. state and local municipal debt securities	2	—	—	2
Other debt and equity securities	3	—	—	3
Total marketable securities	$582	$2	$(4)	$580

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2012
Current marketable securities:
U.S. government and agency debt securities	$236	$2	$—	$238
Mortgage and asset-backed debt securities	171	3	—	174
Corporate debt securities	158	5	—	163
U.S. state and local municipal debt securities	15	—	—	15
Other debt and equity securities	7	—	—	7
Total marketable securities	$587	$10	$—	$597
The gross realized gains on sales of marketable securities totaled $11, $15 and $49 million in 2013, 2012, and 2011, respectively. The gross realized losses totaled $6, $6 and $20 million in 2013, 2012, and 2011, respectively. There were no impairment losses recognized on marketable securities during 2013, 2012 or 2011.
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of December 31, 2013. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2013 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$183	$(1)	$—	$—	$183	$(1)
Mortgage and asset-backed debt securities	50	(2)	4	—	54	(2)
Corporate debt securities	47	(1)	—	—	47	(1)
U.S. state and local municipal debt securities	—	—	—	—	—	—
Other debt and equity securities	—	—	—	—	—	—
Total marketable securities	$280	$(4)	$4	$—	$284	$(4)
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities at December 31, 2013, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$33	$33
Due after one year through three years	432	432
Due after three years through five years	21	21
Due after five years	93	91
	579	577
Equity securities	3	3
	$582	$580
Non-Current Investments and Restricted Cash
Restricted cash is associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide cash collateral to the insurance carrier, which is reported in “Investments and Restricted Cash” on our consolidated balance sheets. Additional cash collateral provided is reflected in other investing activities in the statements of consolidated cash flows. This restricted cash is invested in money market funds and similar cash equivalent type assets. As of December 31, 2013 and 2012, we had $425 and $288 million in restricted cash, respectively.
We held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at December 31, 2013 and 2012. This investment is classified as “Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in investment income on the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.65% and 7.75% as of December 31, 2013 and 2012, respectively. These inputs and the resulting fair values are updated on a quarterly basis.

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2013
Marketable securities:
U.S. government and agency debt securities	$353	$1	$—	$354
Mortgage and asset-backed debt securities	—	75	—	75
Corporate debt securities	—	146	—	146
U.S. state and local municipal debt securities	—	2	—	2
Other debt and equity securities	—	3	—	3
Total marketable securities	353	227	—	580
Other investments	19	—	110	129
Total	$372	$227	$110	$709

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Marketable securities:
U.S. government and agency debt securities	$237	$1	$—	$238
Mortgage and asset-backed debt securities	—	174	—	174
Corporate debt securities	—	163	—	163
U.S. state and local municipal debt securities	—	15	—	15
Other debt and equity securities	—	7	—	7
Total marketable securities	237	360	—	597
Other investments	19	—	163	182
Total	$256	$360	$163	$779

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the years ended December 31, 2013 and 2012 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2012	$—	$217	$217
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(54)	(54)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2012	$—	$163	$163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(53)	(53)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2013	$—	$110	$110

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including both owned assets as well as assets subject to capital leases, consists of the following as of December 31 (in millions):

	2013	2012
Vehicles	$6,762	$6,344
Aircraft	15,772	15,164
Land	1,163	1,122
Buildings	3,260	3,138
Building and leasehold improvements	3,116	3,049
Plant equipment	7,221	7,010
Technology equipment	1,569	1,675
Equipment under operating leases	44	69
Construction-in-progress	244	470
	39,151	38,041
Less: Accumulated depreciation and amortization	(21,190)	(20,147)
	$17,961	$17,894

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. In 2013, 2012 and 2011, there were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded in any period presented.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Defined Contribution Plans
We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $90, $83 and $80 million for 2013, 2012 and 2011, respectively.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $80, $80 and $76 million for 2013, 2012 and 2011, respectively.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net Periodic Cost:
Service cost	$1,349	$998	$870	$103	$89	$89	$47	$41	$34
Interest cost	1,449	1,410	1,309	185	208	207	44	41	39
Expected return on assets	(2,147)	(1,970)	(1,835)	(33)	(18)	(16)	(55)	(47)	(43)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	—	—
Prior service cost	172	173	171	4	5	7	2	2	1
Actuarial (gain) loss	—	4,388	736	—	374	—	—	69	91
Other	—	—	—	—	—	—	(5)	(10)	—
Net periodic benefit cost	$823	$4,999	$1,251	$259	$658	$287	$33	$96	$122

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.42%	5.64%	5.98%	4.21%	5.47%	5.77%	4.00%	4.63%	5.36%
Rate of compensation increase	4.16%	4.50%	4.50%	N/A	N/A	N/A	3.03%	3.58%	3.57%
Expected return on assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	6.90%	7.20%	7.31%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	5.32%	4.42%	5.14%	4.21%	4.40%	4.00%
Rate of compensation increase	4.29%	4.16%	N/A	N/A	3.30%	3.03%
A discount rate is used to determine the present value of our future benefit obligations. To determine our discount rate for our U.S. pension and postretirement benefit plans, we use a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach reflects the process we would employ to settle our pension and postretirement benefit obligations. For our international plans, the discount rate is determined by matching the expected cash flows of a sample plan of similar duration to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. These assumptions are updated each measurement date, which is typically annually.
As of December 31, 2013, the impact of each basis point change in the discount rate on the projected benefit obligation of the pension and postretirement medical benefit plans are as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(46)	$(4)
One basis point decrease in discount rate	$49	$4
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
For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by plan, based on the nature of liabilities and considering the demographic composition of the plan participants.
Health care cost trends are used to project future postretirement benefits payable from our plans. For year-end 2013 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 7.0%, decreasing to 5.0% by the year 2018 and with consistent annual increases at those ultimate levels thereafter.

Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement medical plans. A one-percent change in assumed health care cost trend rates would have had the following effects on 2013 results (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$3	$(3)
Effect on postretirement benefit obligation	$50	$(64)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our balance sheet as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Funded Status:
Fair value of plan assets	$26,224	$24,941	$355	$460	$931	$801
Benefit obligation	(29,508)	(31,868)	(4,046)	(4,412)	(1,076)	(1,089)
Funded status recognized at December 31	$(3,284)	$(6,927)	$(3,691)	$(3,952)	$(145)	$(288)
Funded Status Amounts Recognized in our Balance Sheet:
Other non-current assets	$—	$—	$—	$—	$47	$26
Other current liabilities	(16)	(14)	(97)	(108)	(3)	(3)
Pension and postretirement benefit obligations	(3,268)	(6,913)	(3,594)	(3,844)	(189)	(311)
Net liability at December 31	$(3,284)	$(6,927)	$(3,691)	$(3,952)	$(145)	$(288)
Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(1,286)	$(1,318)	$(79)	$(79)	$(9)	$(13)
Unrecognized net actuarial gain (loss)	1,233	(3,187)	(29)	(441)	(7)	(86)
Gross unrecognized cost at December 31	(53)	(4,505)	(108)	(520)	(16)	(99)
Deferred tax asset at December 31	20	1,694	41	196	2	26
Net unrecognized cost at December 31	$(33)	$(2,811)	$(67)	$(324)	$(14)	$(73)
The accumulated benefit obligation for our pension plans as of the measurement dates in 2013 and 2012 was $28.586 and $30.350 billion, respectively.
Benefit payments under the pension plans include $16 million paid from employer assets in both 2013 and 2012. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $108 and $110 million paid from employer assets in 2013 and 2012, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
At December 31, 2013 and 2012, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2013	2012	2013	2012
U.S. Pension Benefits
Projected benefit obligation	$29,508	$31,868	$29,508	$31,868
Accumulated benefit obligation	27,623	29,382	27,623	29,382
Fair value of plan assets	26,224	24,941	26,224	24,941
International Pension Benefits
Projected benefit obligation	$764	$1,028	$361	$678
Accumulated benefit obligation	658	917	301	606
Fair value of plan assets	580	723	184	388
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Benefit Obligations:
Projected benefit obligation at beginning of year	$31,868	$24,386	$4,412	$3,836	$1,089	$841
Service cost	1,349	998	103	89	47	41
Interest cost	1,449	1,410	185	208	44	41
Gross benefits paid	(813)	(774)	(258)	(233)	(21)	(20)
Plan participants’ contributions	—	—	17	16	4	4
Plan amendments	140	(2)	4	1	—	—
Actuarial (gain)/loss	(4,485)	5,850	(417)	495	(55)	112
Foreign currency exchange rate changes	—	—	—	—	(26)	24
Curtailments and settlements	—	—	—	—	(6)	(5)
Other	—	—	—	—	—	51
Projected benefit obligation at end of year	$29,508	$31,868	$4,046	$4,412	$1,076	$1,089

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2013	2012	2013	2012	2013	2012
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$24,941	$22,663	$460	$174	$801	$613
Actual return on plan assets	2,082	2,684	28	19	81	56
Employer contributions	14	368	108	475	90	74
Plan participants’ contributions	—	—	17	16	1	1
Gross benefits paid	(813)	(774)	(258)	(233)	(21)	(20)
Foreign currency exchange rate changes	—	—	—	—	(20)	20
Curtailments and settlements	—	—	—	—	(1)	(4)
Other	—	—	—	9	—	61
Fair value of plan assets at end of year	$26,224	$24,941	$355	$460	$931	$801
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value Measurements
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
Certain investments’ estimated fair value is based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3. These investments include commingled funds comprised of corporate and government bonds, hedge funds, real estate investments and private equity funds. The fair values may, due to the inherent uncertainty of valuation for those alternative investments, differ significantly from the values that would have been used had a ready market for the alternative investments existed, and the differences could be material. These investments are described further below:

•
Commingled Stock Funds: We maintain plan assets invested in commingled stock funds, which hold U.S. and international public market securities. These commingled funds are valued using net asset values, adjusted, as appropriate, for investment fund specific inputs determined to be significant to the valuation. Our plans maintain the right to liquidate positions in these commingled stock funds at any time, subject only to a brief notification period. No unfunded commitments existed with respect to these commingled stock funds at December 31, 2013.

•
Hedge Funds: We maintain plan assets invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Investments in hedge funds are valued using reported net asset values as of December 31. These assets are primarily invested in a portfolio of diversified, direct investments and funds of hedge funds. Most of these funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while other funds allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to these hedge funds as of December 31, 2013.

•
Real Estate and Private Equity Funds: We maintain plan assets invested in limited partnership interests in various private equity and real estate funds. These private equity and real estate investment funds are valued using fair values per the most recent partnership audited financial reports, adjusted as appropriate for any lag between the date of the financial reports and December 31. The real estate investments consist of U.S. and non-U.S. real estate investments and are broadly diversified. Limited provision exists for the redemption of these interests by the general partners that invest in these funds until the end of the term of the partnerships, typically ranging between 12 and 18 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. At December 31, 2013, unfunded commitments to such limited partnerships totaling approximately $858 million are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2013 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2013	Target Allocation 2013
Asset Category (U.S. Plans):
Cash and cash equivalents	$112	$514	$—	$626	2.3%	0-5
Equity Securities:
U.S. Large Cap	2,264	1,948	—	4,212
U.S. Small Cap	457	50	—	507
Emerging Markets	1,247	120	—	1,367
Global Equity	2,154	—	—	2,154
International Equity	1,397	825	—	2,222
Total Equity Securities	7,519	2,943	—	10,462	39.4	25-55
Fixed Income Securities:
U.S. Government Securities	3,746	615	—	4,361
Corporate Bonds	7	2,550	223	2,780
Global Bonds	—	681	—	681
Municipal Bonds	—	55	—	55
Total Fixed Income Securities	3,753	3,901	223	7,877	29.6	15-35
Other Investments:
Hedge Funds	—	—	3,738	3,738	14.1	8-15
Private Equity	—	—	1,397	1,397	5.3	3-10
Real Estate	285	21	1,091	1,397	5.3	3-10
Structured Products(1)	—	326	—	326	1.2	0-5
Other(2)	—	—	756	756	2.8	1-10
Total U.S. Plan Assets	$11,669	$7,705	$7,205	$26,579	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$11	$17	$—	28	3.0	0-5
Equity Securities:
Local Markets Equity	122	97	—	219
U.S. Equity	17	—	—	17
Emerging Markets	19	—	—	19
International / Global Equity	88	79	—	167
Total Equity Securities	246	176	—	422	45.3	50-65
Fixed Income Securities:
Local Government Bonds	68	—	—	68
Corporate Bonds	86	85	—	171
Total Fixed Income Securities	154	85	—	239	25.7	15-35
Other Investments:
Real Estate	—	63	—	63	6.8	0-17
Structured Products(1)	—	—	55	55	5.9	0-10
Other	—	124	—	124	13.3	0-20
Total International Plan Assets	$411	$465	$55	$931	100.0%
Total Plan Assets	$12,080	$8,170	$7,260	$27,510
(1) Represents mortgage and asset-backed securities.
(2) Represents global balanced-risk commingled funds, consisting primarily of equity, bonds, and some currencies and commodities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2012 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations. This table has been revised from our 2012 Form 10-K filing to include international plan assets in conformity with the 2013 presentation of international plan assets.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2012	Target Allocation 2012
Asset Category (U.S. Plans):
Cash and cash equivalents	$103	$139	$—	$242	0.9%	0-5
Equity Securities:
U.S. Large Cap	2,548	2,162	—	4,710
U.S. Small Cap	450	31	—	481
Emerging Markets	1,160	123	—	1,283
Global Equity	2,242	—	—	2,242
International Equity	442	694	—	1,136
Total Equity Securities	6,842	3,010	—	9,852	38.8	35-55
Fixed Income Securities:
U.S. Government Securities	4,008	443	—	4,451
Corporate Bonds	9	3,113	138	3,260
Global Bonds	—	457	—	457
Municipal Bonds	—	83	—	83
Total Fixed Income Securities	4,017	4,096	138	8,251	32.5	25-35
Other Investments:
Hedge Funds	—	—	2,829	2,829	11.1	5-15
Private Equity	—	—	1,416	1,416	5.6	1-10
Real Estate	177	23	1,039	1,239	4.9	1-10
Structured Products(1)	—	210	—	210	0.8	0-5
Other(2)	—	—	1,362	1,362	5.4	1-10
Total U.S. Plan Assets	$11,139	$7,478	$6,784	$25,401	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$5	$17	$—	22	2.8	0-5
Equity Securities:
Local Markets Equity	118	79	—	197
U.S. Equity	14	—	—	14
International / Global Equity	71	59	—	130
Total Equity Securities	203	138	—	341	42.6	50-65
Fixed Income Securities:
Local Government Bonds	64	—	—	64
Corporate Bonds	85	70	—	155
Total Fixed Income Securities	149	70	—	219	27.3	15-35
Other Investments:
Real Estate	—	46	—	46	5.7	0-17
Structured Products(1)	—	—	49	49	6.1	0-10
Other	—	124	—	124	15.5	0-20
Total International Plan Assets	$357	$395	$49	$801	100.0%
Total Plan Assets	$11,496	$7,873	$6,833	$26,202
(1) Represents mortgage and asset-backed securities.
(2) Represents global balanced-risk commingled funds, consisting primarily of equity, bonds, and some currencies and commodities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2013 and 2012 (in millions). The information presented for 2012 has been revised to include international plan assets in conformity with the 2013 presentation of international plan assets.

	Corporate Bonds	Hedge Funds	Real Estate	Private Equity	Other	Total
Balance on January 1, 2012	$80	$2,132	$948	$1,354	$644	$5,158
Actual Return on Assets:
Assets Held at End of Year	1	59	85	163	159	467
Assets Sold During the Year	(3)	5	4	—	—	6
Purchases	71	1,300	144	184	608	2,307
Sales	(11)	(667)	(142)	(285)	—	(1,105)
Settlements	—	—	—	—	—	—
Transfers Into (Out of) Level 3	—	—	—	—	—	—
Balance on December 31, 2012	$138	$2,829	$1,039	$1,416	$1,411	$6,833
Actual Return on Assets:
Assets Held at End of Year	(1)	229	81	71	(93)	287
Assets Sold During the Year	—	5	54	153	54	266
Purchases	165	1,676	145	143	1	2,130
Sales	(79)	(1,001)	(228)	(386)	(562)	(2,256)
Settlements	—	—	—	—	—	—
Transfers Into (Out of) Level 3	—	—	—	—	—	—
Balance on December 31, 2013	$223	$3,738	$1,091	$1,397	$811	$7,260
There were no UPS class A or B shares of common stock directly held in plan assets as of December 31, 2013 or December 31, 2012.
Accumulated Other Comprehensive Income
The estimated amounts of prior service cost in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2014 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Prior service cost / (benefit)	$169	$4	$1
Expected Cash Flows
Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Employer Contributions:
2014 (expected) to plan trusts	$—	$—	$77
2014 (expected) to plan participants	16	100	3
Expected Benefit Payments:
2014	$885	$239	$24
2015	981	253	26
2016	1,081	270	27
2017	1,188	286	30
2018	1,306	300	32
2019 - 2023	8,502	1,610	199

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The discussion that follows sets forth the financial impact on our results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 from our participation in multiemployer benefit plans. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics and increased benefits to participants. However, all surcharges are subject to the collective bargaining process. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity would result from our participation in these plans.
The number of employees covered by our multiemployer plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of 2013, 2012 and 2011 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans for the periods ended December 31, 2013, 2012 and 2011, and sets forth our calendar year contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2013 and 2012 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2013, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented.
Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rate are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements was July 31, 2013 (see Note 16), with the exception of the Automotive Industries Pension Plan and the IAM National Pension Fund / National Pension Plan which both have a July 31, 2014 expiration date. For those plans covered by the collective bargaining agreement that expired on July 31, 2013, we have accrued a liability for the estimated contributions (which are included in the following table) under our new collective bargaining agreement that has been approved, but not yet ratified (see note 16). For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2013, 2012 and 2011 (as disclosed in the Form 5500 for each respective plan).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain plans have been aggregated in the “All Other Multiemployer Pension Plans” line in the following table, as the contributions to each of these individual plans are not material.

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/	(in millions) UPS Contributions and Accruals			Surcharge
Pension Fund	Number	2013	2012	Implemented	2013	2012	2011	Imposed
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes/Implemented	$5	$4	$4	No
Automotive Industries Pension Plan	94-1133245-001	Red	Red	Yes/Implemented	4	4	4	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Yellow	Yes/Implemented	30	29	27	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Green	Green	No	9	9	8	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes/Implemented	5	5	5	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Green	Green	No	27	24	25	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	88	75	74	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Red	Red	Yes/Implemented	68	46	58	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Red	Red	Yes/Implemented	88	87	84	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	29	26	26	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/Implemented	102	124	124	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes/Implemented	72	65	57	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Yes/Implemented	46	44	41	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Yellow	Yellow	Yes/Implemented	49	44	41	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	41	36	33	No
Teamsters Negotiated Pension Plan	43-6196083-001	Yellow	Red	Yes/Implemented	26	24	22	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Yellow	Yellow	Yes/Implemented	14	14	12	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Red	Red	Yes/Implemented	68	62	57	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	553	520	476	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes/Implemented	23	24	21	No
All Other Multiemployer Pension Plans					49	59	44
				Total Contributions	$1,396	$1,325	$1,243
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflected a decision by the NETTI Fund's trustees to restructure the NETTI Fund through plan amendments to utilize a "two pool approach", which effectively subdivided the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the NETTI Fund, of which it had historically been a participant, and reenter the NETTI Fund's newly-established pool as a new employer.
Upon ratification of the agreement by the Teamsters in September 2012, we withdrew from the original pool of the NETTI Fund and incurred an undiscounted withdrawal liability of $2.162 billion to be paid in equal monthly installments over 50 years. The undiscounted withdrawal liability was calculated by independent actuaries employed by the NETTI Fund, in accordance with the governing plan documents and the applicable requirements of the Employee Retirement Income Security Act of 1974. In 2012, we recorded a charge to expense to establish an $896 million withdrawal liability on our consolidated balance sheet, which represents the present value of the $2.162 billion future payment obligation discounted at a 4.25% interest rate. This discount rate represents the estimated credit-adjusted market rate of interest at which we could obtain financing of a similar maturity and seniority. As this agreement is not a contribution to the plan, the amounts reflected in the previous table do not include this $896 million non-cash transaction.
The $896 million charge to expense recorded in 2012 is included in "compensation and benefits" expense in the statements of consolidated income, while the corresponding withdrawal liability is included in "other non-current liabilities" on the consolidated balance sheet. We impute interest on the withdrawal liability using the 4.25% discount rate, while the monthly payments made to the NETTI Fund reduce the remaining balance of the withdrawal liability.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our status in the newly-established pool of the NETTI Fund is accounted for as the participation in a new multiemployer pension plan, and therefore we recognize expense based on the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of December 31, 2013 was $783 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
Multiemployer Health and Welfare Plans
We also contribute to several multiemployer health and welfare plans that cover both active and retired employees. Health care benefits are provided to participants who meet certain eligibility requirements as covered under the applicable collective bargaining unit. The following table sets forth our calendar year plan contributions and accruals. For those plans covered by the collective bargaining agreement that expired on July 31, 2013, we have accrued a liability for the estimated contributions (which are included in the following table) under our new collective bargaining agreement that has been approved, but not yet ratified (see note 16). Certain plans have been aggregated in the “All Other Multiemployer Health and Welfare Plans” line in the table, as the contributions to each of these individual plans are not material.

	(in millions) UPS Contributions and Accruals
Health and Welfare Fund	2013	2012	2011
Bay Area Delivery Drivers	$29	$28	$27
Central Pennsylvania Teamsters Health & Pension Fund	20	19	18
Central States, South East & South West Areas Health and Welfare Fund	505	471	452
Delta Health Systems—East Bay Drayage Drivers	24	24	17
Employer—Teamster Local Nos. 175 & 505	9	8	8
Joint Council #83 Health & Welfare Fund	24	25	25
Local 191 Teamsters Health Fund	9	9	9
Local 401 Teamsters Health & Welfare Fund	6	6	6
Local 804 Welfare Trust Fund	67	62	58
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	31	29	28
Montana Teamster Employers Trust	6	6	6
New York State Teamsters Health & Hospital Fund	46	44	41
North Coast Benefit Trust	8	7	7
Northern California General Teamsters (DELTA)	84	75	73
Northern New England Benefit Trust	35	33	32
Oregon / Teamster Employers Trust	28	27	27
Teamsters 170 Health & Welfare Fund	12	12	12
Teamsters Benefit Trust	38	32	29
Teamsters Local 251 Health & Insurance Plan	11	10	10
Teamsters Local 404 Health & Insurance Plan	6	6	6
Teamsters Local 638 Health Fund	32	29	28
Teamsters Local 639—Employers Health & Pension Trust Funds	24	22	22
Teamsters Local 671 Health Services & Insurance Plan	13	12	13
Teamsters Union 25 Health Services & Insurance Plan	37	36	34
Teamsters Union Local 677 Health Services & Insurance Plan	8	8	8
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	13	13	12
Utah-Idaho Teamsters Security Fund	18	16	15
Washington Teamsters Welfare Trust	35	32	30
All Other Multiemployer Health and Welfare Plans	44	55	50
Total Contributions	$1,222	$1,156	$1,103

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. BUSINESS ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
Balance on January 1, 2012	$—	$361	$1,740	$2,101
Acquired	—	67	—	67
Currency / Other	—	2	3	5
Balance on December 31, 2012	$—	$430	$1,743	$2,173
Acquired	—	3	20	23
Currency / Other	—	(13)	7	(6)
Balance on December 31, 2013	$—	$420	$1,770	$2,190
Business Acquisitions
2013 Acquisitions:
The goodwill acquired in the Supply Chain & Freight segment was related to our July 2013 acquisition of Cemelog Ltd. (“Cemelog”), a Hungary-based medical logistics provider that operates in Central and Eastern Europe. The goodwill acquired in the International Package segment was largely related to our October 2013 acquisition of the assets and operations of two Costa Rican-based companies: (1) Union Pak de Costa Rica, S.A., a small package delivery company, and (2) SEISA Brokerage, a customs brokerage company. Both companies have long-standing relationships with UPS as authorized service contractors.
2012 Acquisitions:
The goodwill acquired in the International Package segment was related to our February 2012 acquisition of Kiala S.A. (“Kiala”), a Belgium-based developer of a platform that enables e-commerce retailers to offer their shoppers the option of having goods delivered to a convenient retail location. Kiala currently operates in Belgium, France, Luxembourg, the Netherlands and Spain.
Pro forma results of operations have not been presented for these acquisitions in 2013 and 2012, because the effects of these transactions were not material in either period. The results of operations of these acquired companies have been included in our statements of consolidated income from the date of acquisition.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2013, we utilized a qualitative assessment to determine that it was more likely than not that the reporting unit fair value exceeded the carrying value for our Europe, Asia, Americas and MBE / The UPS Store reporting units. For the remaining reporting units, we utilized the two-step process to test goodwill for impairment. We did not have any goodwill impairment charges in 2013, 2012 or 2011. Cumulatively, our Supply Chain & Freight reporting segment has recorded goodwill impairment charges of $622 million, while our International and U.S. Domestic Package segments have not recorded any impairment charges.
Intangible Assets
The following is a summary of intangible assets at December 31, 2013 and 2012 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period (in years)
December 31, 2013
Trademarks, licenses, patents, and other	$257	$(108)	$149	6.2
Customer lists	118	(62)	56	12.8
Franchise rights	117	(70)	47	20.0
Capitalized software	2,420	(1,897)	523	5.0
Total Intangible Assets, Net	$2,912	$(2,137)	$775	6.0
December 31, 2012
Trademarks, licenses, patents, and other	$163	$(80)	$83
Customer lists	131	(79)	52
Franchise rights	117	(64)	53
Capitalized software	2,197	(1,782)	415
Total Intangible Assets, Net	$2,608	$(2,005)	$603
Licenses with a carrying value of $5 million as of December 31, 2013 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable. We incurred impairment charges on intangible assets of $13 million during 2013, while there were no impairments of any finite-lived or indefinite-lived intangible assets in 2012 or 2011.
Amortization of intangible assets was $185, $244 and $228 million during 2013, 2012 or 2011, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2013 for the next five years is as follows (in millions): 2014—$239; 2015—$196; 2016—$140; 2017—$90; 2018—$46. Amortization expense in future periods will be affected by business acquisitions, software development, licensing agreements, sponsorships and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT AND FINANCING ARRANGEMENTS
The following table sets forth the principal amount, maturity or range of maturities, as well as the carrying value of our debt obligations, as of December 31, 2013 and 2012 (in millions). The carrying value of these debt obligations can differ from the principal amount due to the impact of unamortized discounts or premiums and valuation adjustments resulting from interest rate swap hedging relationships.

	Principal		Carrying Value
	Amount	Maturity	2013	2012
Commercial paper	$—		$—	$—
Fixed-rate senior notes:
4.50% senior notes	1,750	2013	—	1,751
3.875% senior notes	1,000	2014	1,007	1,033
1.125% senior notes	375	2017	367	373
5.50% senior notes	750	2018	821	851
5.125% senior notes	1,000	2019	1,079	1,140
3.125% senior notes	1,500	2021	1,579	1,655
2.45% senior notes	1,000	2022	913	996
6.20% senior notes	1,500	2038	1,481	1,480
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	479	512
8.375% debentures	276	2030	283	284
Pound Sterling Notes:
5.50% notes	110	2031	105	103
5.125% notes	750	2050	714	699
Floating rate senior notes	374	2049 – 2053	370	374
Capital lease obligations	473	2014 – 3004	473	440
Facility notes and bonds	320	2015 – 2036	320	320
Other debt	25	2014 - 2022	25	3
Total debt	$12,502		10,872	12,870
Less: current maturities			(48)	(1,781)
Long-term debt			$10,824	$11,089
Commercial Paper
We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. No amounts were outstanding under these programs as of December 31, 2013. The amount of commercial paper outstanding under these programs in 2014 is expected to fluctuate.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Rate Senior Notes
We have completed several offerings of fixed rate senior notes. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. We subsequently entered into interest rate swaps on several of these notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on these notes, including the impact of the interest rate swaps, for 2013 and 2012, respectively, were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2013	2012
4.50% senior notes	1,750	2013	2.43%	2.51%
3.875% senior notes	1,000	2014	0.97%	1.14%
1.125% senior notes	375	2017	0.64%	0.57%
5.50% senior notes	750	2018	2.53%	2.71%
5.125% senior notes	1,000	2019	2.01%	2.20%
3.125% senior notes	1,500	2021	1.11%	1.28%
2.45% senior notes	1,000	2022	0.86%	0.86%
On January 15, 2013, our $1.75 billion 4.50% senior notes matured and were repaid in full. We have classified our 3.875% senior notes with a principal balance of $1.0 billion due in April 2014 as a long-term liability, based on our intent and ability to refinance the debt as of December 31, 2013.
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
Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. We subsequently entered into interest rate swaps on the 2020 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the 2020 notes, including the impact of the interest rate swaps, for 2013 and 2012 was 5.03% and 5.73%, respectively.
Floating Rate Senior Notes
The floating rate senior notes bear interest at one-month LIBOR less 45 basis points. The average interest rate for 2013 and 2012 was 0.00% for both years. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2053. In 2013 and 2012, we redeemed notes with a principal value of $4 and $2 million, respectively, after put options were exercised by the note holders.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations
We have certain property, plant and equipment subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of our property, plant and equipment subject to capital leases is as follows as of December 31 (in millions):

	2013	2012
Vehicles	$49	$63
Aircraft	2,289	2,282
Buildings	181	65
Plant Equipment	2	2
Technology Equipment	—	3
Accumulated amortization	(727)	(611)
	$1,794	$1,804
These capital lease obligations have principal payments due at various dates from 2014 through 3004.
Facility Notes and Bonds
We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•
Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2013 and 2012 were 0.09% and 0.15%, respectively.

•
Bonds with a principal balance of $42 million and due in November 2036 issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds bear interest at a variable rate, and the average interest rates for 2013 and 2012 were 0.08% and 0.15%, respectively.

•
Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•
Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2013 and 2012 were 0.07% and 0.13%, respectively.

Pound Sterling Notes
The Pound Sterling notes consist of two separate tranches, as follows:

•	Notes with a principal amount of £66 million accrue interest at a 5.50% fixed rate, and are due in February 2031. These notes are not callable.

•
Notes with a principal amount of £455 million accrue interest at a 5.125% fixed rate, and are due in February 2050. These notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points and accrued interest.

We maintain cross-currency interest rate swaps to hedge the foreign currency risk associated with the bond cash flows for both tranches of these bonds. The average fixed interest rate payable on the swaps is 5.79%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Commitments
We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2038. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $575, $619 and $629 million for 2013, 2012 and 2011, respectively.
The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2014	$67	$310	$1,009	$333
2015	65	239	107	100
2016	58	180	6	50
2017	58	146	377	11
2018	53	99	750	—
After 2018	422	242	8,030	—
Total	723	$1,216	$10,279	$494
Less: imputed interest	(250)
Present value of minimum capitalized lease payments	473
Less: current portion	(39)
Long-term capitalized lease obligations	$434
As of December 31, 2013, we had outstanding letters of credit totaling approximately $1.023 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2013, we had $627 million of surety bonds written.
Available Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 28, 2014. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00% , plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2013.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 29, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The applicable margin is subject to certain minimum rates and maximum rates based on our public debt ratings from Standard & Poor’s Rating Service and Moody’s Investors Service. The minimum applicable margin rates range from 0.100% to 0.375%, and the maximum applicable margin rates range from 0.750% to 1.250% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2013 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2013, 10% of net tangible assets is equivalent to $2.612 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $11.756 and $14.658 billion as of December 31, 2013 and 2012, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. UPS and FedEx have moved for summary judgment.  There has been no ruling on those motions.  The case does not have a trial date scheduled. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an ongoing civil investigation of our policies and practices for dealing with third-party negotiators. We are cooperating with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) we believe that we have a number of meritorious defenses; (2) the Court has not ruled on the pending dispositive motions; and (3) the DOJ investigation is pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years, although we can petition the government to shorten that term in its discretion to one year. The NPA did not have a material impact on our financial condition, results of operations or liquidity in 2013.
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

NOTE 9. SHAREOWNERS’ EQUITY
Capital Stock, Additional Paid-In Capital, and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company’s founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “UPS.” Class A and B shares both have a $0.01 par value, and as of December 31, 2013, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2013, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2013		2012		2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	225	$3	240	$3	258	$3
Common stock purchases	(8)	(1)	(9)	—	(7)	—
Stock award plans	9	—	8	—	7	—
Common stock issuances	4	—	3	—	3	—
Conversions of class A to class B common stock	(18)	—	(17)	—	(21)	—
Class A shares issued at end of year	212	$2	225	$3	240	$3
Class B Common Stock
Balance at beginning of year	729	$7	725	$7	735	$7
Common stock purchases	(35)	—	(13)	—	(31)	—
Conversions of class A to class B common stock	18	—	17	—	21	—
Class B shares issued at end of year	712	$7	729	$7	725	$7
Additional Paid-In Capital
Balance at beginning of year		$—		$—		$—
Stock award plans		554		444		388
Common stock purchases		(768)		(943)		(475)
Common stock issuances		307		293		287
Option Premiums Received (Paid)		(93)		206		(200)
Balance at end of year		$—		$—		$—
Retained Earnings
Balance at beginning of year		$7,997		$10,128		$10,604
Net income attributable to controlling interests		4,372		807		3,804
Dividends ($2.48, $2.28 and $2.08 per share)		(2,367)		(2,243)		(2,086)
Common stock purchases		(3,077)		(695)		(2,194)
Balance at end of year		$6,925		$7,997		$10,128
For the years ended December 31, 2013, 2012 and 2011, we repurchased a total of 43.2, 21.8 and 38.7 million shares of class A and class B common stock for $3.846 billion, $1.638 billion and $2.669 billion, respectively. On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced the 2012 authorization. This new share repurchase authorization has no expiration date. As of December 31, 2013, we had $6.814 billion of this share repurchase authorization remaining.
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the fourth quarter of 2013, we entered into an accelerated share repurchase program, which allowed us to repurchase $600 million of shares (5.9 million shares). The program was completed in December 2013.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. As of December 31, 2013, we paid net premiums of $100 million on options for the purchase of 1.1 million shares with a strike price of $88.54 per share that will settle in the first quarter of 2014. During 2013, we settled options that resulted in $7 million in premiums (in excess of our initial investment). During 2012, we did not pay premiums on options for the purchase of shares; however, we received $206 million in premiums for options that were entered into during 2011 that expired during 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2013	2012	2011
Foreign currency translation gain (loss):
Balance at beginning of year	$134	$(160)	$(68)
Reclassification to earnings (no tax impact in either period)	(161)	—	—
Translation adjustment (net of tax effect of $(5), $(9) and $11)	(99)	294	(92)
Balance at end of year	(126)	134	(160)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	6	6	12
Current period changes in fair value (net of tax effect of $(3), $4 and $11)	(4)	6	18
Reclassification to earnings (net of tax effect of $(2), $(3) and $(14))	(3)	(6)	(24)
Balance at end of year	(1)	6	6
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	(286)	(204)	(239)
Current period changes in fair value (net of tax effect of $1, $(25) and $(16))	1	(43)	(26)
Reclassification to earnings (net of tax effect of $39, $(24) and $37)	66	(39)	61
Balance at end of year	(219)	(286)	(204)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(3,208)	(2,745)	(2,340)
Reclassification to earnings (net of tax effect of $67, $1,876 and $378)	111	3,135	628
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $1,786, $(2,151) and $(622))	2,983	(3,598)	(1,033)
Balance at end of year	(114)	(3,208)	(2,745)
Accumulated other comprehensive income (loss) at end of year	$(460)	$(3,354)	$(3,103)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	2013 Amount Reclassified from AOCI	2012 Amount Reclassified from AOCI	2011 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$161	$—	$—	Other expenses
Income tax (expense) benefit	—	—	—	Income tax expense
Impact on net income	161	—	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	5	9	38	Investment income
Income tax (expense) benefit	(2)	(3)	(14)	Income tax expense
Impact on net income	3	6	24	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(22)	(22)	(19)	Interest expense
Foreign exchange contracts	18	24	13	Interest expense
Foreign exchange contracts	(53)	61	(101)	Revenue
Commodity contracts	(48)	—	9	Fuel expense
Income tax (expense) benefit	39	(24)	37	Income tax expense
Impact on net income	(66)	39	(61)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(178)	(5,011)	(1,006)	Compensation and benefits
Income tax (expense) benefit	67	1,876	378	Income tax expense
Impact on net income	(111)	(3,135)	(628)	Net income

Total amount reclassified for the period	$(13)	$(3,090)	$(665)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	2013		2012		2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$78		$88		$103
Reinvested dividends		4		3		4
Options exercise deferrals		—		—		—
Benefit payments		(13)		(13)		(19)
Balance at end of year		$69		$78		$88
Treasury Stock
Balance at beginning of year	(1)	$(78)	(2)	$(88)	(2)	$(103)
Reinvested dividends	—	(4)	—	(3)	—	(4)
Options exercise deferrals	—	—	—	—	—	—
Benefit payments	—	13	1	13	—	19
Balance at end of year	(1)	$(69)	(1)	$(78)	(2)	$(88)

Noncontrolling Interests
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments, primarily in international locations. The activity related to our noncontrolling interests is presented below (in millions):

	2013	2012	2011
Noncontrolling Interests
Balance at beginning of period	$80	$73	$68
Purchase of noncontrolling interests	(66)	7	5
Dividends attributable to noncontrolling interests	—	—	—
Net income attributable to noncontrolling interests	—	—	—
Balance at end of period	$14	$80	$73
In January 2013, we repurchased the noncontrolling interest in our joint venture that operates in the Middle East, Turkey, and portions of the Central Asia region for $70 million. After this transaction, we own 100% of this entity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION
The UPS Incentive Compensation Plan permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and units, to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 27 million. Each share issued pursuant to an option and each share issued subject to the exercised portion of a stock appreciation right will reduce the share reserve by one share. Each share issued pursuant to restricted stock and stock units, and restricted performance shares and units, will reduce the share reserve by one share. As of December 31, 2013, stock options, restricted performance units and restricted stock units had been granted under the Incentive Compensation Plan. We had 22 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2013.
There are three primary awards granted to eligible employees under the UPS Incentive Compensation program, including the Management Incentive Award, Long-Term Incentive Performance Award and Non-Qualified Stock Option Award. These awards are discussed in the following paragraphs. The total expense recognized in our income statement under all stock compensation award programs was $513, $547 and $524 million during 2013, 2012 and 2011, respectively. The associated income tax benefit recognized in our income statement was $190, $201 and $192 million during 2013, 2012 and 2011, respectively. The cash income tax benefit received from the exercise of stock options and the lapsing of restricted units was $286, $265 and $235 million during 2013, 2012 and 2011, respectively.
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
As of December 31, 2013, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Management Incentive Award and Long-Term Incentive Performance Award:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2013	14,644	$68.71
Vested	(7,577)	64.73
Granted	5,461	80.18
Reinvested Dividends	437	N/A
Forfeited / Expired	(217)	72.12
Nonvested at December 31, 2013	12,748	$74.60	1.47	$1,340
Restricted Units Expected to Vest	12,330	$74.57	1.45	$1,296

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2013, 2012 and 2011 was $80.18, and $77.21 and $69.53, respectively. The total fair value of Restricted Units vested was $510, $627 and $557 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $506 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted average period of three years.
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
The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	10,595	$72.04
Exercised	(5,524)	70.85
Granted	178	82.93
Forfeited / Expired	(37)	63.34
Outstanding at December 31, 2013	5,212	$73.73	3.00	$163
Options Vested and Expected to Vest	5,212	$73.73	3.00	$163
Exercisable at December 31, 2013	4,759	$73.52	2.53	$150

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options, are as follows:

	2013	2012	2011
Expected dividend yield	2.75%	2.77%	2.77%
Risk-free interest rate	1.38%	1.63%	2.90%
Expected life in years	7.5	7.5	7.5
Expected volatility	24.85%	25.06%	24.26%
Weighted average fair value of options granted	$15.50	$14.88	$15.92
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
We received cash of $292, $122 and $92 million during 2013, 2012 and 2011, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $92, $39 and $31 million, respectively. As of December 31, 2013, there was $2 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 4 months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$50.01 - $60.00	185	5.35	$55.83	150	$55.83
$60.01 - $70.00	144	6.35	67.18	97	67.18
$70.01 - $80.00	3,380	2.68	71.70	3,170	71.43
$80.01 - $90.00	1,503	3.10	81.13	1,342	80.91
	5,212	3.00	$73.73	4,759	$73.52
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 1.1, 1.2 and 1.3 million shares at average prices of $79.74, $72.17 and $66.86 per share during 2013, 2012 and 2011, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2013	2012	2011
Revenue:
U.S. Domestic Package	$34,074	$32,856	$31,717
International Package	12,429	12,124	12,249
Supply Chain & Freight	8,935	9,147	9,139
Consolidated	$55,438	$54,127	$53,105
Operating Profit:
U.S. Domestic Package	$4,603	$459	$3,764
International Package	1,757	869	1,709
Supply Chain & Freight	674	15	607
Consolidated	$7,034	$1,343	$6,080
Assets:
U.S. Domestic Package	$19,648	$19,934	$19,300
International Package	8,463	11,248	6,729
Supply Chain & Freight	6,624	6,610	6,588
Unallocated	1,477	1,071	2,084
Consolidated	$36,212	$38,863	$34,701
Depreciation and Amortization Expense:
U.S. Domestic Package	$1,229	$1,220	$1,154
International Package	473	475	474
Supply Chain & Freight	165	163	154
Consolidated	$1,867	$1,858	$1,782
Revenue by product type for the years ended December 31 is as follows (in millions):

	2013	2012	2011
U.S. Domestic Package:
Next Day Air	$6,443	$6,412	$6,229
Deferred	3,437	3,392	3,299
Ground	24,194	23,052	22,189
Total U.S. Domestic Package	34,074	32,856	31,717
International Package:
Domestic	2,667	2,531	2,628
Export	9,166	9,033	9,056
Cargo	596	560	565
Total International Package	12,429	12,124	12,249
Supply Chain & Freight:
Forwarding and Logistics	5,492	5,977	6,103
Freight	2,882	2,640	2,563
Other	561	530	473
Total Supply Chain & Freight	8,935	9,147	9,139
Consolidated	$55,438	$54,127	$53,105

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2013	2012	2011
United States:
Revenue	$41,772	$40,428	$39,347
Long-lived assets	$15,651	$16,262	$16,085
International:
Revenue	$13,666	$13,699	$13,758
Long-lived assets	$6,297	$5,312	$5,220
Consolidated:
Revenue	$55,438	$54,127	$53,105
Long-lived assets	$21,948	$21,574	$21,305
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.
No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue for the years ended December 31, 2013, 2012 or 2011.
NOTE 12. INCOME TAXES
The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2013	2012	2011
Current:
U.S. Federal	$2,181	$1,901	$1,371
U.S. State and Local	205	182	121
Non-U.S.	162	167	166
Total Current	2,548	2,250	1,658
Deferred:
U.S. Federal	(242)	(1,871)	262
U.S. State and Local	(22)	(201)	44
Non-U.S.	18	(11)	8
Total Deferred	(246)	(2,083)	314
Total	$2,302	$167	$1,972
Income before income taxes includes the following components (in millions):

	2013	2012	2011
United States	$6,040	$384	$5,309
Non-U.S.	634	590	467
	$6,674	$974	$5,776

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	2.1	—	2.0
Non-U.S. tax rate differential	(1.3)	(6.1)	(0.4)
Nondeductible/nontaxable items	(0.2)	(0.4)	(0.1)
U.S. federal tax credits	(1.2)	(7.4)	(1.7)
Other	0.1	(4.0)	(0.7)
Effective income tax rate	34.5%	17.1%	34.1%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our effective tax rate increased to 34.5% in 2013, compared with 17.1% in 2012, primarily due to an increase in total pre-tax income and the decrease in U.S. Federal and state tax credits relative to total pre-tax income. The impact of these factors was partially offset by a portion of the gain from liquidating a foreign subsidiary in early 2013 not being taxable (see note 15).
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which is effective through December 31, 2017 and may be extended through December 31, 2022 if additional requirements are satisfied. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $20 million ($0.02 per share) and $22 million ($0.02 per share) for 2013 and 2012, respectively.
Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2013	2012
Property, plant and equipment	$(3,613)	$(3,624)
Goodwill and intangible assets	(1,116)	(1,035)
Other	(651)	(617)
Deferred tax liabilities	(5,380)	(5,276)
Pension and postretirement benefits	3,086	4,608
Loss and credit carryforwards (non-U.S. and state)	279	258
Insurance reserves	765	737
Vacation pay accrual	224	209
Stock compensation	70	159
Other	709	708
Deferred tax assets	5,133	6,679
Deferred tax assets valuation allowance	(251)	(220)
Deferred tax asset (net of valuation allowance)	4,882	6,459
Net deferred tax asset (liability)	$(498)	$1,183

Amounts recognized in the consolidated balance sheets:
Current deferred tax assets	$684	$583
Current deferred tax liabilities (included in other current liabilities)	(48)	(36)
Non-current deferred tax assets	110	684
Non-current deferred tax liabilities	(1,244)	(48)
Net deferred tax asset (liability)	$(498)	$1,183
The valuation allowance increased by $31, $15 and $2 million during the years ended December 31, 2013, 2012 and 2011, respectively.
We have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2013	2012
U.S. state and local operating loss carryforwards	$546	$608
U.S. state and local credit carryforwards	$42	$61
The operating loss carryforwards expire at varying dates through 2033. The state credits can be carried forward for periods ranging from three years to indefinitely.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also have non-U.S. loss carryforwards of approximately $956 million as of December 31, 2013, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.
Undistributed earnings of foreign subsidiaries amounted to approximately $4.130 billion at December 31, 2013. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2011	$284	$95	$7
Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	17	6	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(50)	(9)	(2)
Settlements during the period	(11)	(19)	(1)
Lapses of applicable statute of limitations	(1)	—	(1)
Balance at December 31, 2011	252	73	3
Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	7	9	1
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(22)	(18)	—
Settlements during the period	(3)	(7)	—
Lapses of applicable statute of limitations	(15)	(4)	—
Balance at December 31, 2012	232	53	4
Additions for tax positions of the current year	15	—	—
Additions for tax positions of prior years	20	9	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(67)	(23)	(1)
Settlements during the period	(8)	1	—
Lapses of applicable statute of limitations	(1)	—	(1)
Balance at December 31, 2013	$191	$40	$4
The total amount of gross unrecognized tax benefits as of December 31, 2013, 2012 and 2011 that, if recognized, would affect the effective tax rate was $185, $224 and $247 million, respectively. We also had gross recognized tax benefits of $281, $280 and $291 million recorded as of December 31, 2013, 2012 and 2011, respectively, associated with outstanding refund claims for prior tax years. Therefore, we had a net receivable recorded with respect to prior years’ income tax matters in the accompanying consolidated balance sheets. Additionally, we have recognized a receivable for interest of $25, $23 and $27 million for the recognized tax benefits associated with outstanding refund claims as of December 31, 2013, 2012 and 2011, respectively. Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
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

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2013	2012	2011
Numerator:
Net income attributable to common shareowners	$4,372	$807	$3,804
Denominator:
Weighted average shares	937	957	977
Deferred compensation obligations	1	1	2
Vested portion of restricted shares	2	2	2
Denominator for basic earnings per share	940	960	981
Effect of dilutive securities:
Restricted performance units	7	8	9
Stock options	1	1	1
Denominator for diluted earnings per share	948	969	991
Basic earnings per share	$4.65	$0.84	$3.88
Diluted earnings per share	$4.61	$0.83	$3.84
Diluted earnings per share for the years ended December 31, 2013, 2012, and 2011 exclude the effect of 0.1, 2.6 and 7.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At December 31, 2013, we held cash collateral of $161 million under these agreements.
In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our debt rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At December 31, 2013, we were required to post $35 million in collateral with our counterparties. At December 31, 2013, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
The notional amounts of our outstanding derivative positions were as follows as of December 31, 2013 and 2012 (in millions):

		2013	2012
Currency Hedges:
Euro	EUR	2,637	1,783
British Pound Sterling	GBP	1,097	797
Canadian Dollar	CAD	218	341
United Arab Emirates Dirham	AED	—	551
Malaysian Ringgit	MYR	—	500
Mexican Peso	MXN	583	—

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps	USD	6,799	7,274
Floating to Fixed Interest Rate Swaps	USD	780	781
Interest Rate Basis Swaps	USD	2,500	2,500
As of December 31, 2013, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 36 years.
Balance Sheet Recognition
The following table indicates the location on the balance sheet in which our derivative assets and liabilities have been recognized, and the related fair values of those derivatives as of December 31, 2013 and 2012 (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
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

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location	2013	2012	2013	2012
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$10	$27	$4	$27
Interest rate contracts	Other current assets	7	1	7	1
Foreign exchange contracts	Other non-current assets	59	14	59	12
Interest rate contracts	Other non-current assets	204	420	110	406
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	7	3	5	3
Interest rate contracts	Other non-current assets	60	101	57	91
Total Asset Derivatives		$347	$566	$242	$540

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location	2013	2012	2013	2012
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	$6	$—	$—	$—
Foreign exchange contracts	Other non-current liabilities	—	103	—	101
Interest rate contracts	Other non-current liabilities	104	14	10	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	7	1	5	1
Interest rate contracts	Other current liabilities	1	—	1	—
Interest rate contracts	Other non-current liabilities	3	41	—	31
Total Liability Derivatives		$121	$159	$16	$133
Income Statement and Other Comprehensive Income Recognition
The following table indicates the amount of gains and losses that have been recognized in other comprehensive income for the years ended December 31, 2013 and 2012 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2013	2012
Interest rate contracts	$6	$(71)
Foreign exchange contracts	44	3
Commodity contracts	(48)	—
Total	$2	$(68)
As of December 31, 2013, $83 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2014. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2013, 2012 and 2011.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the years ended December 31, 2013 and 2012 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2013	2012			2013	2012
Interest rate contracts	Interest Expense	$(306)	$20	Fixed-Rate Debt and Capital Leases	Interest Expense	$306	$(20)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have entered into several interest rate basis swaps, which effectively convert cash flows based on variable LIBOR-based interest rates to cash flows based on the prevailing federal funds interest rate. These swaps are not designated as hedges, and all amounts related to fair value changes and settlements are recorded to interest expense in the statements of consolidated income.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forward and interest rate swap contracts not designated as hedges for the years ended December 31, 2013 and 2012 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2013	2012
Foreign exchange contracts	Revenue	$—	$2
Foreign exchange contracts	Other Operating Expenses	72	19
Foreign exchange contracts	Investment Income	(5)	(22)
Interest rate contracts	Interest Expense	(4)	(12)
Total		$63	$(13)
Fair Value Measurements
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2013 and 2012 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2013
Assets
Foreign Exchange Contracts	$—	$76	$—	$76
Interest Rate Contracts	—	271	—	271
Total	$—	$347	$—	$347
Liabilities
Foreign Exchange Contracts	$—	$13	$—	$13
Interest Rate Contracts	—	108	—	108
Total	$—	$121	$—	$121

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Assets
Foreign Exchange Contracts	$—	$44	$—	$44
Interest Rate Contracts	—	522	—	522
Total	$—	$566	$—	$566
Liabilities
Foreign Exchange Contracts	$—	$104	$—	$104
Interest Rate Contracts	—	55	—	55
Total	$—	$159	$—	$159

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
NOTE 16. SUBSEQUENT EVENTS
Collective Bargaining Agreement Status
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). In April 2013, we reached a tentative agreement with the Teamsters on two new national master agreements in the U.S. Domestic Package and UPS Freight business units, both of which are retroactive to August 1, 2013 and will remain effective through July 31, 2018. Before expiration of the existing national master agreements, the Company and the Teamsters agreed to extensions of both existing five-year national master agreements and all supplemental agreements. The extensions are open-ended and can be terminated by either party on thirty days' notice.
UPS Teamster-represented employees in the U.S. Domestic Package business unit subsequently voted to approve the new national master agreement in June 2013, while several local U.S. Domestic Package supplemental agreements require additional negotiation and approval before ratification occurs. As of February 2014, there were a total of six supplemental agreements that still have to be approved before ratification. We anticipate that the remaining agreements will be voted upon in the coming months.
The UPS Freight business unit ratified its national master agreement in January 2014.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association (“IPA”), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested mediation by the National Mediation Board for the ongoing contract negotiations.
As of the date of this filing, there can be no assurance that our efforts to obtain ratification will be successful or that the ultimate resolution of these matters will not adversely affect our business, financial position, results of operations or liquidity.
Business Acquisitions
In February 2014, we completed the purchase of U.K.-based Polar Speed, a provider of temperature-sensitive pharmaceutical supply chain solutions in the U.K. The acquisition expands our healthcare logistics network in Europe, providing healthcare companies access to a single source for logistics solutions across the continent. The acquisition was not material to our results of operations or financial position.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. QUARTERLY INFORMATION (unaudited)
Our revenue, segment operating profit, net income, basic and diluted earnings per share on a quarterly basis are presented below (in millions, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue:
U.S. Domestic Package	$8,271	$8,004	$8,241	$8,058	$8,254	$7,861	$9,308	$8,933
International Package	2,978	2,966	3,062	3,014	3,017	2,943	3,372	3,201
Supply Chain & Freight	2,185	2,166	2,204	2,277	2,250	2,267	2,296	2,437
Total revenue	13,434	13,136	13,507	13,349	13,521	13,071	14,976	14,571
Operating profit (loss):
U.S. Domestic Package	1,085	995	1,132	1,134	1,186	129	1,200	(1,799)
International Package	352	408	451	454	417	449	537	(442)
Supply Chain & Freight	143	166	159	202	201	188	171	(541)
Total operating profit (loss)	1,580	1,569	1,742	1,790	1,804	766	1,908	(2,782)
Net income (loss)	$1,037	$970	$1,071	$1,116	$1,097	$469	$1,167	$(1,748)
Net income (loss) per share:
Basic	$1.09	$1.01	$1.14	$1.16	$1.17	$0.49	$1.26	$(1.83)
Diluted	$1.08	$1.00	$1.13	$1.15	$1.16	$0.48	$1.25	$(1.83)
Operating profit for the quarter ended March 31, 2013 was impacted by two items: (1) The termination fee and transaction-related expenses for our proposed acquisition of TNT Express, and (2) The foreign currency gain realized upon the liquidation of a subsidiary that would have been used to acquire the shares of TNT Express. These two items are discussed further in note 15. The combination of these two items reduced the operating profit for the International Package segment by $39 million, increased net income by $36 million, and increased basic and diluted earnings per share by $0.04.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:
UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2013. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2013 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2013, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
/s/ United Parcel Service, Inc.
February 28, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Senior Vice President and Chief Operating Officer	58	Senior Vice President and Chief Operating Officer (2007 – present), President, UPS Airlines (2007 – 2008), Senior Vice President and President, UPS International (2003 – 2007).
James J. Barber, Jr. Senior Vice President and President, UPS International	53	Senior Vice President and President, UPS International (2013 – present).
David A. Barnes Senior Vice President and Chief Information Officer	58	Senior Vice President and Chief Information Officer (2005 – present).
D. Scott Davis Chairman and Chief Executive Officer	62	Chairman and Chief Executive Officer (2008 – present), Vice Chairman (2006 – 2007), Senior Vice President, Chief Financial Officer and Treasurer (2001 – 2007), Director (2006 – present).
Alan Gershenhorn Senior Vice President	55
Senior Vice President, Worldwide Sales, Marketing and Strategy (2011 – present), Senior Vice President, Worldwide Sales and Marketing (2008 – 2010), Senior Vice President and President, UPS International (2007), President, UPS Supply Chain Solutions – Asia and Europe (2006).

Myron Gray Senior Vice President	56	Senior Vice President, U.S. Operations (2009 – present), Vice President, Americas Region (2008 – 2009), Vice President, North Central Region (2004 – 2008).
Kurt P. Kuehn Senior Vice President and Chief Financial Officer	59	Senior Vice President and Chief Financial Officer (2008 – present), Treasurer (2008 – 2010), Senior Vice President, Worldwide Sales and Marketing (2004 – 2007).
Teri P. McClure Senior Vice President, General Counsel and Corporate Secretary	50	Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 – present), Corporate Legal Department Manager (2005 – 2006).
John J. McDevitt Senior Vice President	55	Senior Vice President, Human Resources and Labor Relations (2012 – Present), Senior Vice President, Global Transportation Services and Labor Relations (2005 – 2011).

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.
Information about our Audit Committee is presented under the caption “Election of Directors—Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.
Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.
Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 8, 2014 and is incorporated herein by reference.

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
Date: February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. DUANE ACKERMAN	Director	February 24, 2014
F. Duane Ackerman

/S/ RODNEY C. ADKINS	Director	February 23, 2014
Rodney C. Adkins

/S/ MICHAEL J. BURNS	Director	February 21, 2014
Michael J. Burns

/S/ D. SCOTT DAVIS	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
D. Scott Davis

/S/ STUART E. EIZENSTAT	Director	February 26, 2014
Stuart E. Eizenstat

/S/ MICHAEL L. ESKEW	Director	February 26, 2014
Michael L. Eskew

/S/ WILLIAM R. JOHNSON	Director	February 21, 2014
William R. Johnson

/S/ CANDACE KENDLE	Director	February 21, 2014
Candace Kendle

/S/ KURT P. KUEHN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Kurt P. Kuehn

/S/ ANN M. LIVERMORE	Director	February 21, 2014
Ann M. Livermore

/S/ RUDY MARKHAM	Director	February 25, 2014
Rudy Markham

/S/ CLARK T. RANDT, JR.	Director	February 21, 2014
Clark T. Randt, Jr.

/S/ CAROL B. TOMÉ	Director	February 21, 2014
Carol B. Tomé

/S/ KEVIN M. WARSH	Director	February 21, 2014
Kevin M. Warsh

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Termination Agreement, dated as of January 22, 2013, between United Parcel Service, Inc. and TNT Express N.V. (incorporated by reference to Exhibit 2.3 to the 2012 Annual Report on Form 10-K)

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.2	—	Indenture dated as of December 18, 1997 relating to 8 3/8% Debentures due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.3	—	Indenture dated as of January 26, 1999 (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Form S-3 (No. 333-08369), filed on January 26, 1999).

4.4	—
Form of Supplemental Indenture dated as of March 27, 2000 to Indenture dated January 26, 1999 (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.5	—	Form of Second Supplemental Indenture dated as of September 21, 2001 to Indenture dated January 26, 1999 (incorporated by reference to Exhibit 4 to Form 10-Q for the Quarter Ended September 30, 2001).

4.6	—	Form of Indenture dated as of August 26, 2003 (incorporated by reference to Exhibit 4.1 to Form S-3 (No. 333-108272), filed on August 27, 2003).

4.7	—
Form of First Supplemental Indenture dated as of November 15, 2013 to Indenture dated as of August 26, 2003 (incorporated by reference to Exhibit 4.2 to Form S-3ASR (No. 333-192369) filed on November 15, 2013).

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

(1) Amendment No. 1 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.2(1) to the 2010 Annual Report on Form 10-K).

(2) Amendment No. 2 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.1(2) to the 2011 Annual Report on Form 10-K).

(3) Amendment No. 3 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.1(3) to the 2011 Annual Report on Form 10-K).

(4) Amendment No. 4 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.1(4) to the 2012 Annual Report on Form 10-K).

(5) Amendment No. 5 to the UPS Retirement Plan (incorporated by reference to Exhibit 10.1(5) to the 2012 Annual Report on Form 10-K).

†(6) Amendment No. 6 to the UPS Retirement Plan.

†(7) Amendment No. 7 to the UPS Retirement Plan.

†(8) Amendment No. 8 to the UPS Retirement Plan.

†(9) Amendment No. 9 to the UPS Retirement Plan.

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

(1) Amendment No. 1 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(1) to the 2009 Annual Report on Form 10-K).

(2) Amendment No. 2 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(2) to the 2009 Annual Report on Form 10-K).

(3) Amendment No. 3 to the UPS Savings Plan (incorporated by reference to Exhibit 10.3(3) to the 2010 Annual Report on Form 10-K).

(4) Amendment No. 4 to the UPS Savings Plan (incorporated by reference to Exhibit 10.2(4) to the 2011 Annual Report on Form 10-K).

(5) Amendment No. 5 to the UPS Savings Plan (incorporated by reference to Exhibit 10.2(5) to the 2011 Annual Report on Form 10-K).

(6) Amendment No. 6 to the UPS Savings Plan (incorporated by reference to Exhibit 10.2(6) to the 2012 Annual Report on Form 10-K).

†(7) Amendment No. 7 to the UPS Savings Plan.

10.3	—
Credit Agreement (364-Day Facility) dated March 29, 2013 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2013).

10.4	—
Credit Agreement (5 Year Facility) dated March 29, 2013 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas Securities Corp. as co-lead arrangers, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2013).

10.5	—	UPS Excess Coordinating Benefit Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the 2012 Annual Report on Form 10-K).

10.6	—	United Parcel Service, Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Annex II to the Definitive Proxy Statement, filed on March 13, 2009).

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

(1) Amendment No. 1 to the UPS Deferred Compensation Plan(incorporated by reference to Exhibit 10.7(1) to the 2012 Annual Report on Form 10-K).

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

(3) Amendment No. 3 to the Discounted Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9(3) to the 2012 Annual Report on Form 10-K).

10.10	—	2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the proxy statement filed on March 12, 2012).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to note 13 to Part I, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

†12	—	Ratio of Earnings to Fixed Charges.

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

__________________________

†	Filed herewith.

††	Filed electronically herewith.