Form 10-Q
period 2014-03-31
UNITED PARCEL SERVICE INC
filed 2014-05-08
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 209,212,500 Class A shares, and 706,186,021 Class B shares, with a par value of $0.01 per share, outstanding at April 29, 2014.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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
Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our other filings with the Securities and Exchange Commission contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in further substantial impairment write-downs of our assets; increases in our expenses relating to employee health and retiree health and our contributions to pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2013, in Part II, “Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and may also be described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2014 (unaudited) and December 31, 2013
(In millions)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$5,946	$4,665
Marketable securities	1,089	580
Accounts receivable, net	5,804	6,502
Deferred income tax assets	685	684
Other current assets	1,096	956
Total Current Assets	14,620	13,387
Property, Plant and Equipment, Net	17,769	17,961
Goodwill	2,208	2,190
Intangible Assets, Net	796	775
Non-Current Investments and Restricted Cash	445	444
Derivative Assets	305	323
Other Non-Current Assets	942	1,132
Total Assets	$37,085	$36,212
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,222	$48
Accounts payable	2,126	2,478
Accrued wages and withholdings	2,335	2,325
Self-insurance reserves	720	719
Income taxes payable	496	256
Other current liabilities	1,294	1,305
Total Current Liabilities	9,193	7,131
Long-Term Debt	9,860	10,824
Pension and Postretirement Benefit Obligations	7,203	7,051
Deferred Income Tax Liabilities	1,177	1,244
Self-Insurance Reserves	2,001	2,059
Other Non-Current Liabilities	1,389	1,415
Shareowners’ Equity:
Class A common stock (211 and 212 shares issued in 2014 and 2013)	2	2
Class B common stock (709 and 712 shares issued in 2014 and 2013)	7	7
Additional paid-in capital	—	—
Retained earnings	6,727	6,925
Accumulated other comprehensive loss	(489)	(460)
Deferred compensation obligations	58	69
Less: Treasury stock (1 share in 2014 and 2013)	(58)	(69)
Total Equity for Controlling Interests	6,247	6,474
Total Equity for Non-Controlling Interests	15	14
Total Shareowners’ Equity	6,262	6,488
Total Liabilities and Shareowners’ Equity	$37,085	$36,212
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$13,779	$13,434
Operating Expenses:
Compensation and benefits	7,265	6,968
Repairs and maintenance	329	309
Depreciation and amortization	468	474
Purchased transportation	1,908	1,780
Fuel	972	1,006
Other occupancy	297	253
Other expenses	1,027	1,064
Total Operating Expenses	12,266	11,854
Operating Profit	1,513	1,580
Other Income and (Expense):
Investment income	—	5
Interest expense	(90)	(96)
Total Other Income and (Expense)	(90)	(91)
Income Before Income Taxes	1,423	1,489
Income Tax Expense	512	452
Net Income	$911	$1,037
Basic Earnings Per Share	$0.99	$1.09
Diluted Earnings Per Share	$0.98	$1.08

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$911	$1,037
Change in foreign currency translation adjustment, net of tax	(36)	(303)
Change in unrealized gain (loss) on marketable securities, net of tax	—	(2)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(20)	38
Change in unrecognized pension and postretirement benefit costs, net of tax	27	26
Comprehensive income	$882	$796
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$911	$1,037
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	468	474
Pension and postretirement benefit expense	240	283
Pension and postretirement benefit contributions	(56)	(57)
Self-insurance reserves	(57)	(19)
Deferred tax expense (benefit)	(60)	(188)
Stock compensation expense	164	157
Other (gains) losses	70	(207)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	659	421
Other current assets	7	21
Accounts payable	(358)	(281)
Accrued wages and withholdings	25	(4)
Other current liabilities	229	139
Other operating activities	25	(18)
Net cash from operating activities	2,267	1,758
Cash Flows From Investing Activities:
Capital expenditures	(322)	(453)
Proceeds from disposals of property, plant and equipment	4	12
Purchases of marketable securities	(587)	(501)
Sales and maturities of marketable securities	91	101
Net decrease in finance receivables	7	10
Cash paid for business acquisitions	(22)	—
Other investing activities	(16)	78
Net cash used in investing activities	(845)	(753)
Cash Flows From Financing Activities:
Net change in short-term debt	1,183	1,472
Proceeds from long-term borrowings	—	101
Repayments of long-term borrowings	(8)	(1,751)
Purchases of common stock	(670)	(1,025)
Issuances of common stock	76	181
Dividends	(596)	(572)
Other financing activities	(105)	(252)
Net cash used in financing activities	(120)	(1,846)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(21)	(30)
Net Increase (Decrease) In Cash And Cash Equivalents	1,281	(871)
Cash And Cash Equivalents:
Beginning of period	4,665	7,327
End of period	$5,946	$6,456
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2014, our results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2014. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In January 2014, the FASB issued an accounting standards update that adds new disclosure requirements for investments in qualified affordable housing projects through limited liability entities. If certain conditions are met, the cost of an entity's investment in proportion to the tax credits and other tax benefits it receives may be amortized and included as a component of income tax expense. In January 2008, we adopted the fair value option for our investments in certain investment partnerships that were previously accounted for under the equity method; therefore, this accounting standards update will not have any effect on our consolidated financial position or results of operations.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after March 31, 2014, are not expected to have a significant impact on our consolidated financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCK-BASED COMPENSATION
We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units, to eligible employees (Restricted stock and stock units, and restricted performance shares and performance units are herein referred to as "Restricted Units"). The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to the primary employee defined contribution savings plan are made in shares of UPS class A common stock.
Management Incentive Award Program ("MIP")
During the first quarter of 2014, we granted Restricted Units under MIP to eligible management employees. Restricted Units granted under MIP will generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 4, 2014 (for U.S.-based employees) and March 17, 2014 (for international-based employees); therefore, the Restricted Unit grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $93.89 and $96.99 on those dates, respectively.
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under LTIP to certain eligible management employees. For grants prior to 2014, 90% of the target award was divided into three substantially equal tranches, one for each calendar year in the three-year award cycle, using performance criteria targets established each year.  The targets consisted of consolidated operating return on invested capital and growth in consolidated revenue.  The remaining 10% of the total award was based upon our achievement of adjusted earnings per share compared to a target established at the grant date.  The performance targets for these historical awards will continue to be determined each year, and the awards will continue to vest through 2016.
Beginning with the LTIP grant in the first quarter of 2014, the performance targets are equally-weighted among consolidated operating return on invested capital, growth in consolidated revenue, and total shareowner return relative to a peer group of companies.  These Restricted Units generally vest at the end of a three-year period (except in the case of death, disability, or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets set forth on the grant date.  The range of percentage achievement can vary from 0% to 200% of the target award.
For the two-thirds of the award related to consolidated operating return on invested capital and growth in consolidated revenue, we recognize the grant-date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned.  The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model.  This portion of the award was valued at a share payout of 109.84% of the target grant, and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.  Based on the date that the eligible management population and performance targets were approved for the 2014 LTIP Award, we determined the award measurement date to be March 4, 2014; therefore the target Restricted Units grant was valued for stock compensation expense using the closing New York Stock Exchange price of $96.98 on that date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nonqualified Stock Options
During the first quarter of 2014, we granted nonqualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2014 and 2013, we granted 0.1 and 0.2 million stock options, respectively, at a weighted average grant price of $96.98 and $82.93, respectively. The weighted average fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $20.48 and $15.50 for 2014 and 2013, respectively, using the following assumptions:

	2014	2013
Expected life (in years)	7.5	7.5
Risk-free interest rate	2.40%	1.38%
Expected volatility	24.26%	24.85%
Expected dividend yield	2.56%	2.75%
Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2014 and 2013 was $164 and $157 million pre-tax, respectively.

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as available-for-sale as of March 31, 2014 and December 31, 2013 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2014
Current marketable securities:
U.S. government and agency debt securities	$354	$1	$(1)	$354
Mortgage and asset-backed debt securities	78	—	(1)	77
Corporate debt securities	655	1	(2)	654
Other debt and equity securities	4	—	—	4
Total marketable securities	$1,091	$2	$(4)	$1,089

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2013
Current marketable securities:
U.S. government and agency debt securities	$355	$—	$(1)	$354
Mortgage and asset-backed debt securities	76	1	(2)	75
Corporate debt securities	146	1	(1)	146
Other debt and equity securities	5	—	—	5
Total marketable securities	$582	$2	$(4)	$580

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of March 31, 2014. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2014, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$535	$534
Due after one year through three years	442	442
Due after three years through five years	18	18
Due after five years	94	93
	1,089	1,087
Equity securities	2	2
	$1,091	$1,089
Non-Current Investments and Restricted Cash
We had $426 and $425 million of restricted cash related to our self-insurance requirements as of March 31, 2014 and December 31, 2013, respectively, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash-equivalent type assets.
At March 31, 2014 and December 31, 2013, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other investments” in the tables below and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.38% and 8.65% as of March 31, 2014 and December 31, 2013, respectively. These inputs and the resulting fair values are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2014
Marketable Securities:
U.S. government and agency debt securities	$354	$—	$—	$354
Mortgage and asset-backed debt securities	—	77	—	77
Corporate debt securities	—	654	—	654
Other debt and equity securities	—	4	—	4
Total marketable securities	354	735	—	1,089
Other investments	19	—	99	118
Total	$373	$735	$99	$1,207

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2013
Marketable Securities:
U.S. government and agency debt securities	$353	$1	$—	$354
Mortgage and asset-backed debt securities	—	75	—	75
Corporate debt securities	—	146	—	146
Other debt and equity securities	—	5	—	5
Total marketable securities	353	227	—	580
Other investments	19	—	110	129
Total	$372	$227	$110	$709

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2014 and 2013 (in millions):

	Marketable Securities	Other Investments	Total
Balance on Jan 1, 2014	$—	$110	$110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(11)	(11)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2014	$—	$99	$99

	Marketable Securities	Other Investments	Total
Balance on Jan 1, 2013	$—	$163	$163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2013	$—	$150	$150
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2014 and December 31, 2013 consist of the following (in millions):

	2014	2013
Vehicles	$6,835	$6,762
Aircraft	15,774	15,772
Land	1,167	1,163
Buildings	3,267	3,260
Building and leasehold improvements	3,125	3,116
Plant equipment	7,315	7,221
Technology equipment	1,583	1,569
Equipment under operating leases	43	44
Construction-in-progress	184	244
	39,293	39,151
Less: Accumulated depreciation and amortization	(21,524)	(21,190)
	$17,769	$17,961

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceeds the fair value. There were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded, during the three months ended March 31, 2014 and 2013.
NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2014 and 2013 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Three Months Ended March 31:
Service cost	$284	$338	$21	$26	$12	$15
Interest cost	401	362	52	46	12	11
Expected return on assets	(564)	(537)	(6)	(8)	(15)	(14)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	42	43	1	1	—	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$163	$206	$68	$65	$9	$12
During the first three months of 2014, we contributed $25 and $31 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $78 and $69 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
Collective Bargaining Agreements
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements ran through July 31, 2013, but had been indefinitely extended pending the ratification of a new agreement with the Teamsters. On April 24, 2014, the Teamsters ratified a new national master agreement with UPS that will expire on July 31, 2018 (discussed further in note 16).
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
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations on annual contribution rates will remain in effect throughout the terms of the existing collective bargaining agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014 and December 31, 2013 we had $882 and $884 million, respectively, recognized in "Other Non-Current Liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 48 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2014 and December 31, 2013 was $782 and $783 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2014 and December 31, 2013 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2013:	$—	$420	$1,770	$2,190
Acquired	—	—	21	21
Currency / Other	—	—	(3)	(3)
March 31, 2014:	$—	$420	$1,788	$2,208
The goodwill acquired in the Supply Chain & Freight segment was related to our February 2014 acquisition of Polar Speed Distribution Limited ("Polar Speed"), a U.K.-based company that provides temperature-sensitive pharmaceutical supply chain solutions in the U.K. and continental Europe. The acquisition of Polar Speed was not material to our consolidated financial position or results of operations.
The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. As of March 31, 2014, the purchase price allocation for Polar Speed had not been completed, and the preliminary purchase price allocation included in our consolidated balance sheet is based on the current best estimates of management. We anticipate completing the purchase price allocation in the second quarter of 2014, which may result in adjustments to the carrying values of Polar Speed's recorded assets and liabilities, including any residual value allocated to goodwill.
The remaining change in goodwill for the Supply Chain & Freight segment was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2014 and December 31, 2013 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2014:
Capitalized software	$2,481	$(1,924)	$557
Licenses	225	(109)	116
Franchise rights	117	(72)	45
Customer lists	113	(59)	54
Trademarks, patents, and other	36	(12)	24
Total Intangible Assets, Net	$2,972	$(2,176)	$796
December 31, 2013:
Capitalized software	$2,420	$(1,897)	$523
Licenses	220	(97)	123
Franchise rights	117	(70)	47
Customer lists	118	(62)	56
Trademarks, patents, and other	37	(11)	26
Total Intangible Assets, Net	$2,912	$(2,137)	$775

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2014 and December 31, 2013 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2014	2013
Commercial paper	$1,183	2014	$1,183	$—
Fixed-rate senior notes:
3.875% senior notes	1,000	2014	1,000	1,007
1.125% senior notes	375	2017	368	367
5.50% senior notes	750	2018	817	821
5.125% senior notes	1,000	2019	1,079	1,079
3.125% senior notes	1,500	2021	1,593	1,579
2.45% senior notes	1,000	2022	934	913
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	480	479
8.375% debentures	276	2030	283	283
Pound Sterling notes:
5.50% notes	111	2031	107	105
5.125% notes	757	2050	721	714
Floating rate senior notes	374	2049-2053	370	370
Capital lease obligations	473	2014-3004	473	473
Facility notes and bonds	320	2015-2036	320	320
Other debt	17	2014-2022	17	25
Total Debt	$11,935		12,082	10,872
Less: Current Maturities			(2,222)	(48)
Long-term Debt			$9,860	$10,824

Debt Repayments
On April 1, 2014, our $1.0 billion 3.875% senior notes matured and were repaid in full. The principal balance of the senior notes was repaid from the proceeds of short-term commercial paper issuances. As of March 31, 2014, we have classified the entire 3.875% senior notes balance as a current liability on our consolidated balance sheet.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.183 billion outstanding under this program as of March 31, 2014, with an average interest rate of 0.06%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of March 31, 2014, there were no amounts outstanding under this program. As of March 31, 2014, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 27, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2014.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 28, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2014.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2014 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2014, 10% of net tangible assets was equivalent to $2.489 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $13.196 and $11.756 billion as of March 31, 2014 and December 31, 2013, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are (1) 125 individual franchisees who did not rebrand to The UPS Store and (2) a certified class of all franchisees who did rebrand. With respect to the 125 individual franchisees described in (1) above, the trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012.  In March 2013, we reached a settlement with the remaining individual plaintiffs who did not rebrand; this settlement did not have a material adverse effect on our financial condition, results of operations or liquidity.  The trial court granted our motion for summary judgment against the certified class described in (2) above, which was reversed in January 2012.  We have not reached a settlement with this class of franchisees, and the claims of the class remain pending. The trial is scheduled for February 2015.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years. We have petitioned the government to shorten that term in its discretion to a lesser period pursuant to the terms of the NPA. The NPA did not have a material impact on our financial condition, results of operations or liquidity in 2013.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss. In January 2014, the Court dismissed UPS from one of the claims in the Third Amended Complaint with prejudice, but denied UPS's motion to dismiss with respect to the other claims asserted against UPS. The discovery process is underway. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the scope and size of the proposed class is ill-defined; (2) there are significant legal questions about the adequacy and standing of the putative class representatives; and (3) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2014, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of March 31, 2014, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	2014		2013
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	212	$2	225	$3
Common stock purchases	(1)	—	(2)	(1)
Stock award plans	2	—	3	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(3)	—	(6)	—
Class A shares issued at end of period	211	$2	221	$2
Class B Common Stock
Balance at beginning of period	712	$7	729	$7
Common stock purchases	(6)	—	(10)	—
Conversions of class A to class B common stock	3	—	6	—
Class B shares issued at end of period	709	$7	725	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		97		216
Common stock purchases		(176)		(186)
Common stock issuances		78		70
Option premiums received (paid)		1		(100)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$6,925		$7,997
Net income attributable to common shareowners		911		1,037
Dividends ($0.67 and $0.62 per share)		(626)		(594)
Common stock purchases		(483)		(826)
Balance at end of period		$6,727		$7,614
In total, we repurchased 6.8 million shares of class A and class B common stock for $659 million during the three months ended March 31, 2014, and 12.2 million shares for $1.013 billion during the three months ended March 31, 2013. On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. As of March 31, 2014, we had $6.155 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2014, we entered into an accelerated share repurchase program, which allowed us to repurchase 3.1 million shares for $300 million. The program was completed in March 2014.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $1 and ($100) million during the first three months of 2014 and 2013 related to entering into and settling capped call options. As of March 31, 2014, we had outstanding options for the purchase of 1.1 million shares, with a weighted average strike price of $89.03 per share, that will settle in the second quarter of 2014.
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$(126)	$134
Reclassification to earnings (no tax impact in either period)	—	(161)
Translation adjustment (net of tax effect of $2 and $6)	(36)	(142)
Balance at end of period	(162)	(169)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	6
Current period changes in fair value (net of tax effect of $0 and $(1))	—	(2)
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	(1)	4
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(219)	(286)
Current period changes in fair value (net of tax effect of $(15) and $(7))	(24)	(11)
Reclassification to earnings (net of tax effect of $3 and $30)	4	49
Balance at end of period	(239)	(248)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(114)	(3,208)
Reclassification to earnings (net of tax effect of $16 and $18)	27	26
Balance at end of period	(87)	(3,182)
Accumulated other comprehensive income (loss) at end of period	$(489)	$(3,595)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2014	2013
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$161	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	161	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(5)	Interest expense
Foreign exchange contracts	8	(50)	Interest expense
Foreign exchange contracts	(9)	(14)	Revenue
Commodity contracts	—	(10)	Fuel expense
Income tax (expense) benefit	3	30	Income tax expense
Impact on net income	(4)	(49)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(43)	(44)	Compensation and benefits
Income tax (expense) benefit	16	18	Income tax expense
Impact on net income	(27)	(26)	Net income

Total amount reclassified for the period	$(31)	$86	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	2014		2013
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$69		$78
Reinvested dividends		1		1
Benefit payments		(12)		(13)
Balance at end of period		$58		$66
Treasury Stock:
Balance at beginning of period	(1)	$(69)	(1)	$(78)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	12	—	13
Balance at end of period	(1)	$(58)	(1)	$(66)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The activity related to our noncontrolling interests is presented below for the three months ended March 31, 2014 and 2013 (in millions):

	2014	2013
Noncontrolling Interests:
Balance at beginning of period	$14	$80
Acquired noncontrolling interests	1	(65)
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$15	$15

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
International Package
International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as U.S. export and U.S. import shipments. Our International Package reporting segment includes the operations of our Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa) operating segments.
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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and investments in limited partnerships.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue:
U.S. Domestic Package	$8,488	$8,271
International Package	3,127	2,978
Supply Chain & Freight	2,164	2,185
Consolidated	$13,779	$13,434
Operating Profit:
U.S. Domestic Package	$927	$1,085
International Package	438	352
Supply Chain & Freight	148	143
Consolidated	$1,513	$1,580

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to common shareowners	$911	$1,037
Denominator:
Weighted average shares	921	949
Deferred compensation obligations	1	1
Vested portion of restricted shares	1	2
Denominator for basic earnings per share	923	952
Effect of dilutive securities:
Restricted shares	7	7
Stock options	1	1
Denominator for diluted earnings per share	931	960
Basic earnings per share	$0.99	$1.09
Diluted earnings per share	$0.98	$1.08
Diluted earnings per share for the three months ended March 31, 2014 and 2013 exclude the effect of 0.1 and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines, and by monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At March 31, 2014, we held cash collateral of $165 million under these agreements.
In connection with the agreements described above, we could also be required to provide collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At March 31, 2014, we were required to post $13 million in collateral with our counterparties. As of that date, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2014 and December 31, 2013, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2014		December 31, 2013
Currency hedges:
British Pound Sterling	GBP	1,060	GBP	1,097
Canadian Dollar	CAD	303	CAD	218
Euro	EUR	2,483	EUR	2,637
Indian Rupee	INR	225	INR	—
Malaysian Ringgit	MYR	199	MYR	—
Mexican Peso	MXN	1,929	MXN	583
Chinese Renminbi	CNH	1,141	CNH	—

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$6,799		$6,799
Floating to Fixed Interest Rate Swaps		$780		$780
Interest Rate Basis Swaps		$2,500		$2,500

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$14	$10	$11	$4
Interest rate contracts	Other current assets	Level 2	—	7	—	7
Foreign exchange contracts	Other non-current assets	Level 2	36	59	36	59
Interest rate contracts	Other non-current assets	Level 2	211	204	141	110
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	6	7	5	5
Interest rate contracts	Other non-current assets	Level 2	58	60	55	57
Total Asset Derivatives			$325	$347	$248	$242

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$6	$6	$3	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	23	—	23	—
Interest rate contracts	Other non-current liabilities	Level 2	76	104	6	10
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	8	7	7	5
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Interest rate contracts	Other non-current liabilities	Level 2	3	3	—	—
Total Liability Derivatives			$116	$121	$39	$16
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and Other Comprehensive Income Recognition
The following table indicates the amount of gains and losses that have been recognized in other comprehensive income for the three months ended March 31, 2014 and 2013 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2014	2013
Interest rate contracts	$(2)	$1
Foreign exchange contracts	(37)	(1)
Commodity contracts	—	(18)
Total	$(39)	$(18)
As of March 31, 2014, $76 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2015. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 36 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2014 and 2013.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2014 and 2013 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income
		2014	2013			2014	2013
Interest rate contracts	Interest Expense	$30	$(46)	Fixed-Rate Debt and Capital Leases	Interest Expense	$(30)	$46

Additionally, we maintain some interest rate swap and foreign exchange forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities on our consolidated balance sheets.

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges for the three months ended March 31, 2014 and 2013 (in millions):

Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013
Interest rate contracts	Interest Expense	$(2)	$—
Foreign exchange contracts	Other Operating Expenses	(1)	87
Foreign exchange contracts	Investment Income	—	(5)
		$(3)	$82
NOTE 14. INCOME TAXES
Our effective tax rate increased to 36.0% in the first quarter of 2014 compared with 30.4% in the same period of 2013, as a portion of the gain from liquidating a foreign subsidiary in 2013 was non-taxable (discussed further in note 15). Additionally, the increase in our effective tax rate was impacted by a decrease in U.S. Federal and state tax credits relative to total pre-tax income, as well as unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
In June 2011, we received an IRS Revenue Agent Report ("RAR") covering income taxes for tax years 2005 through 2007. The income tax RAR proposed adjustments related to the value of acquired software and intangibles, research credit expenditures, and the amount of deductible costs associated with our British Pound Sterling Notes exchange offer completed in May 2007. Receipt of the RAR represents only the conclusion of the examination process. We disagreed with some of the proposed adjustments related to these matters. Therefore, we filed protests and, in the third quarter of 2011, the IRS responded to our protests and forwarded the case to IRS Appeals.
In July 2013, we began resolution discussions with IRS Appeals on the income tax matters. In April 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2005 through 2007 tax years. As a result, we expect to receive a net refund of tax and interest of approximately $142 million during the second quarter of 2014.
In February 2014 we began resolution discussions with IRS Appeals related to an RAR received for tax years 2008 and 2009. We expect the resolution discussions to be concluded within the next twelve months.
At this time, we do not believe the ultimate resolution of these income tax matters will have a material effect on our financial condition, results of operations, or liquidity.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, we are unable to make an estimate of the reasonably possible changes to unrecognized tax benefits.

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

NOTE 16. SUBSEQUENT EVENTS
Ratification of Collective Bargaining Agreement
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). This national master agreement had expired on July 31, 2013, but had been indefinitely extended pending the ratification of a new agreement with the Teamsters. On April 24, 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The UPS Freight business unit ratified its national master agreement in January 2014.
The economic provisions in the NMA include wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions are retroactive to August 1, 2013, which is the effective date of the NMA. As of March 31, 2014, we have accrued approximately $325 million for these unpaid economic benefits, which we anticipate remitting in the second quarter of 2014.
In addition to the retroactive economic provisions of the NMA, there are certain changes to the delivery of healthcare benefits that are effective at various dates. These changes will impact approximately 36,000 full-time and 73,000 part-time active employees covered by the NMA and the UPS Freight collective bargaining agreement (collectively referred to as the “NMA Group”), as well as approximately 16,000 employees covered by other collective bargaining agreements (the “Non-NMA Group”). These provisions are discussed further below.
Changes to the Delivery of Active and Postretirement Healthcare Benefits:
Currently, the NMA Group and Non-NMA Group employees receive their healthcare benefits through UPS-sponsored active and postretirement health and welfare benefit plans. Effective June 1, 2014, we will cease providing healthcare benefits to active NMA Group employees through these UPS-sponsored benefit plans, and the responsibility for providing healthcare benefits for active employees will be assumed by three separate multiemployer healthcare funds (the “Funds”). The responsibility for providing healthcare benefits for the active Non-NMA Group employees will also be assumed by the Funds on dates ranging from June 1, 2014 through January 1, 2015, depending on the ratification date of the applicable collective bargaining agreement. We will make contributions to the Funds based on negotiated fixed hourly or monthly contribution rates for the duration of the NMA and other applicable collective bargaining agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Funds will assume the obligation to provide postretirement healthcare benefits to the employees in the NMA Group who retire on or after January 1, 2014. The postretirement healthcare benefit obligation for the employees in the Non-NMA Group will be assumed by the Funds for employees retiring on or after January 1, 2014 or January 1, 2015, depending on the applicable collective bargaining agreement. In exchange for the assumption of the obligation to provide postretirement healthcare benefits to the NMA Group and Non-NMA Group, we will transfer cash totaling $2.271 billion to the Funds in the second quarter of 2014. UPS-sponsored health and welfare benefit plans will retain responsibility for providing postretirement healthcare coverage for employees in the NMA Group who retired from UPS prior to January 1, 2014, and for employees in the Non-NMA Group who retire from UPS prior to the January 1, 2014 or January 1, 2015 effective date in the applicable collective bargaining agreement.
Accounting Impact of Health and Welfare Plan Changes:
Second Quarter 2014 - Income Statement Impact:
We plan to record a pre-tax charge of approximately $1.047 billion ($653 million after-tax) in the second quarter of 2014 for the health and welfare plan changes described above. The components of this charge are as follows:

•
Partial Plan Curtailment: We plan to record an approximate $112 million pre-tax curtailment loss due to the elimination of future service benefit accruals for the NMA Group and Non-NMA Group. This curtailment loss represents the accelerated recognition of unamortized prior service costs.

•
Remeasurement of Postretirement Obligation: We plan to record an approximate $735 million pre-tax loss due to the remeasurement of the postretirement benefit obligations of the affected UPS-sponsored health and welfare benefit plans.

•
Settlement: We plan to record an approximate $200 million pre-tax settlement loss, which represents the recognition of unamortized actuarial losses associated with the postretirement obligation for the NMA Group.

Second Quarter 2014 - Balance Sheet and Cash Flow Impact:
During the second quarter of 2014, we will transfer cash totaling $2.271 billion ($1.417 billion after-tax) to the Funds for the assumption of the postretirement healthcare benefit obligations. Of this cash transfer amount, $1.995 billion will be accounted for as a settlement of our postretirement obligation for the NMA Group, while the remaining $276 million will be accounted for as a prepaid deposit asset until the ratification of the collective bargaining agreements covering the Non-NMA Group. We anticipate receiving the cash tax benefits resulting from these payments over the remainder of 2014.
For NMA Group employees who retired prior to January 1, 2014 and remain with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans will result in a decrease in the postretirement benefit obligation, and a corresponding increase in pre-tax accumulated other comprehensive income, of approximately $23 million upon ratification.
After the remeasurement and settlement of the obligation for the NMA Group, the total postretirement medical benefit obligation is expected to be reduced by approximately $908 million from $3.691 billion at December 31, 2013 to approximately $2.783 billion at June 30, 2014.
Remainder of 2014:
Upon ratification of the collective bargaining agreements covering the Non-NMA Group, we plan to record a pre-tax charge of approximately $32 million for the remeasurement and settlement of the postretirement obligation associated with these employees. At the same time, the $276 million prepaid deposit asset, described previously, will be used to settle the postretirement benefit obligation for the Non-NMA Group. We anticipate the ratification of these agreements covering the Non-NMA Group will occur between the second quarter and fourth quarter of 2014.
Based on the anticipated expense and contribution levels for the remainder of 2014, in addition to the remeasurement and settlement of the obligations for the NMA Group and Non-NMA Group, we expect that the total postretirement medical benefit obligation will be reduced by approximately $1.161 billion from $3.691 billion at December 31, 2013 to approximately $2.530 billion at December 31, 2014.
The accounting charges and other amounts described above are estimates based on actuarial valuation assumptions, and will be updated as necessary for any changes in discount rates, final collective bargaining agreement details and similar factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
In the first quarter of 2014, an increase in e-commerce retail sales has provided for growth in the overall U.S. small package delivery market; however, adverse weather conditions in large portions of the U.S. caused significant disruptions in economic activity (service disruptions were experienced in our network on more than half of the operating days in the quarter). Additionally, slowing U.S. export growth and a reduction in inventories have negatively impacted commercial shipment volume. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth, while growth in our business-to-business volume has remained sluggish.
Outside of the U.S., economic growth has remained slow in several regions of the world. Additionally, the uneven nature of economic growth worldwide, combined with the trend towards more international trade being conducted regionally, has led to shifting trade patterns and resulted in overcapacity in certain trade lanes. These factors have created an environment in which customers are more likely to trade-down from premium express products to standard delivery products in both Europe and Asia. These circumstances have led us to adjust our air capacity and cost structure in our transportation network to match the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has remained challenging in 2014, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our delivery network, (2) improve yield management, and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of ORION) should increase our network capacity, and improve operational efficiency, flexibility and reliability. Additionally, we have continued to adjust our transportation network and utilize newly expanded operating facilities (including the $200 million recently completed expansion of our Cologne air hub) to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2014	2013	%
Revenue (in millions)	$13,779	$13,434	2.6%
Operating Expenses (in millions)	12,266	11,854	3.5%
Operating Profit (in millions)	$1,513	$1,580	(4.2)%
Operating Margin	11.0%	11.8%
Average Daily Package Volume (in thousands)	17,000	16,224	4.8%
Average Revenue Per Piece	$10.71	$10.86	(1.4)%
Net Income (in millions)	$911	$1,037	(12.2)%
Basic Earnings Per Share	$0.99	$1.09	(9.2)%
Diluted Earnings Per Share	$0.98	$1.08	(9.3)%

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended March 31,
	2014	2013
Operating Expenses:
TNT Termination Fee and Related Expenses	$—	$284
Gain Upon Liquidation of Foreign Subsidiary	—	(245)
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	—	(75)

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
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2014 or 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2014	2013	%
Average Daily Package Volume (in thousands):
Next Day Air	1,253	1,235	1.5%
Deferred	1,085	1,021	6.3%
Ground	12,078	11,573	4.4%
Total Avg. Daily Package Volume	14,416	13,829	4.2%
Average Revenue Per Piece:
Next Day Air	$20.14	$20.13	—%
Deferred	12.51	12.62	(0.9)%
Ground	7.94	8.08	(1.7)%
Total Avg. Revenue Per Piece	$9.35	$9.49	(1.5)%
Operating Days in Period	63	63
Revenue (in millions):
Next Day Air	$1,590	$1,566	1.5%
Deferred	855	812	5.3%
Ground	6,043	5,893	2.5%
Total Revenue	$8,488	$8,271	2.6%
Operating Expenses (in millions)	$7,561	$7,186	5.2%
Operating Profit (in millions)	$927	$1,085	(14.6)%
Operating Margin	10.9%	13.1%
Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2014 compared with the corresponding period of 2013:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2014 vs. 2013	4.2%	(1.4)%	(0.2)%	2.6%
Volume
Our overall volume increased in the first quarter of 2014 compared with 2013, largely due to continued solid growth in e-commerce and overall retail sales; however, the increase in volume was hindered by unfavorable weather conditions as well as slow overall U.S. economic growth and lower inventories. Business-to-consumer shipments, which represent approximately 44% of total U.S. Domestic Package volume, grew approximately 10% for the quarter and drove increases in both air and ground shipments. Business-to-business volume increased slightly in the first quarter of 2014, largely due to increased volume from the retail industry, including the use of our omni-channel (including ship-from-store and ship-to-store models) and returns shipping solutions; however, business-to-business volume was negatively impacted by the sluggish economy and the adverse weather conditions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, volume increased in the first quarter of 2014 compared with 2013 for both our Next Day Air and deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Second Day Air package and residential Next Day Air Saver products. This growth was slightly offset by a decline in Next Day Air letter volume, which was negatively impacted by some competitive losses and slowing growth in the financial services industry. Our business-to-business air volume continued to be impacted by sluggish economic conditions in the U.S., low levels of inventory replenishment among our customers and changes in our customers' supply chain networks. The combination of these factors influences their sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.
The increase in ground volume in the first quarter of 2014 was driven by our SurePost service offering, which had a volume increase of approximately 50% for the quarter. Additionally, we experienced moderate volume growth in our traditional residential ground services. Demand for SurePost and our traditional residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers. Business-to-business ground volume also showed a small increase, and was positively impacted by the growth in omni-channel retail volume and the increased use of our returns service offerings; however, volume growth was hindered by the adverse weather conditions, slow economic growth and low levels of inventory replenishment.
Rates and Product Mix
Overall revenue per piece decreased 1.5% for the first quarter of 2014 compared with the same period of 2013, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on December 30, 2013. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select, and UPS Ground.
In the first quarter of 2014, revenue per piece was flat for Next Day Air and declined slightly for our deferred products. Revenue per piece for our air products was positively impacted by the base rate increase and the loss of some lower-yielding letter volume; however, these factors were offset by customer and product mix changes, as well as lower fuel surcharge rates. Product mix adversely impacted air revenue per piece, as we experienced relatively stronger growth in our lower-yielding Next Day Air Saver and deferred products, compared with our premium Next Day Air services, as well as the faster growth in lighter-weight business-to-consumer shipments. Customer mix also adversely impacted air revenue per piece, due to the faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers. The impact of the weather in 2014 exacerbated some of these trends.
Ground revenue per piece decreased for the first quarter of 2014, compared with the corresponding period of 2013, as customer and product mix changes more than offset the impact of the base rate increase. Customer and product mix changes adversely impacted revenue per piece as a greater portion of our overall volume in 2014, relative to 2013, came from lighter-weight shipments and larger customers. Fuel surcharge rate changes also adversely impacted ground revenue per piece in the first quarter of 2014 compared with 2013.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products were as follows:

	Three Months Ended March 31,		Change
	2014	2013	% Point
Next Day Air / Deferred	10.5%	11.0%	(0.5)%
Ground	7.0%	7.3%	(0.3)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total domestic fuel surcharge revenue decreased by $19 million in the first quarter of 2014 compared with the same period of 2013, primarily due to the lower fuel surcharge rates; however, this was partially offset by the increase in package volume for the quarter. These decreased fuel surcharge rates were due to lower jet and diesel fuel prices in the U.S. during the first quarter of 2014.
Operating Expenses
Operating expenses for the segment increased $375 million for the first quarter of 2014 compared with the same period of 2013, and were significantly impacted by the poor weather conditions. This increase was primarily due to pick-up and delivery costs, which grew $175 million, as well as the cost of operating our domestic integrated air and ground network, which increased $127 million for the first quarter. The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by a union contractual wage increase (package driver wage rates rose 0.8%), an increase in average daily driver hours (up 2.7%) and an increase in employee pension and healthcare costs. The poor weather conditions increased operating expenses through higher overtime hours in our operations, reduced productivity, higher snow removal and utility costs, as well as the additional use of outside contract carriers. Partially offsetting these cost increases were reductions in auto liability and worker's compensation expenses, due to actuarial adjustments that were largely attributable to operational safety and claims management initiatives.
Outside of the adverse weather impact, cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting and delivery efficiency. Improved pick-up and delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume (up 4.2%) at a faster rate than the increase in average daily aircraft block hours (down 0.9%) and vehicle miles driven (up 2.7%) in the first quarter of 2014 compared with the same period of 2013. Average daily union labor hours (up 5.4%) did exceed the growth in volume, largely due to additional hours incurred as a result of the unfavorable weather conditions (service disruptions were experienced in our network on more than half of the operating days in the quarter). The total cost per piece increased 0.9% for the first quarter of 2014 compared with the first quarter of 2013.
Operating Profit and Margin
Operating profit decreased $158 million for the first quarter of 2014 compared with 2013, as adverse weather conditions and lower yields more than offset the volume growth and productivity improvements discussed previously. The unfavorable weather conditions in the U.S. reduced operating profit approximately $200 million in 2014, including the estimated loss in package volume, increased guaranteed service refunds to customers, and higher operating expenses. Overall volume growth allowed us to better leverage our transportation network, resulting in better pick-up and delivery density; however, these factors were partially offset by changes in customer and product mix, which combined to pressure our revenue per piece. Additionally, the net impact of fuel adversely affected operating profit by approximately $14 million in the first quarter of 2014 compared with 2013, as fuel surcharge revenue decreased at a faster rate than fuel expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2014	2013	%
Average Daily Package Volume (in thousands):
Domestic	1,530	1,416	8.1%
Export	1,054	979	7.7%
Total Avg. Daily Package Volume	2,584	2,395	7.9%
Average Revenue Per Piece:
Domestic	$7.14	$7.19	(0.7)%
Export	34.62	35.44	(2.3)%
Total Avg. Revenue Per Piece	$18.35	$18.74	(2.1)%
Operating Days in Period	63	63
Revenue (in millions):
Domestic	$688	$641	7.3%
Export	2,299	2,186	5.2%
Cargo	140	151	(7.3)%
Total Revenue	$3,127	$2,978	5.0%
Operating Expenses (in millions):
Operating Expenses	$2,689	$2,626	2.4%
TNT Termination Fee and Related Expenses	—	(284)
Gain Upon Liquidation of Foreign Subsidiary	—	245
Adjusted Operating Expenses	$2,689	$2,587	3.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$438	$352	24.4%
Adjusted Operating Profit	$438	$391	12.0%
Operating Margin	14.0%	11.8%
Adjusted Operating Margin	14.0%	13.1%
Currency Translation Benefit / (Cost)—(in millions)*:			$
Revenue			$19
Operating Expenses			(3)
Operating Profit			$16
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2014 compared with the corresponding period of 2013:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2014 vs. 2013	7.9%	(3.5)%	—%	0.6%	5.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Our overall average daily volume increased in the first quarter of 2014 compared with the corresponding period of 2013, largely due to strong demand from several industries (including retail, healthcare, industrial and automotive).
The export volume increase in the first quarter of 2014 was driven by Europe, which experienced a solid increase in volume to all regions of the world. Volume in the intra-European trade lanes was particularly strong, and increased over 15% for the quarter. We also experienced export volume growth in the Americas (largely in the Canada-to-U.S. and Mexico-to-U.S. trade lanes) and in Asia (which benefited from growth in several secondary markets); however, Asian export growth was restrained by fewer technology product launches and fewer shipments from several key customers. Export volume continued to shift towards our standard products, such as Transborder Standard and Worldwide Standard, as compared with our premium express products, such as Worldwide Express. Our international customers continue to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influences their sensitivity towards the price and speed of shipments.
The strong increase in domestic volume in the first quarter of 2014, compared to 2013, was driven by solid volume growth in several key markets in Europe and the Americas, including Germany, the U.K., Canada and Poland.
Rates and Product Mix
Total average revenue per piece decreased 2.7% for the first quarter of 2014 on a currency-adjusted basis, and was impacted by changes in base rates as well as customer and product mix.
On December 30, 2013, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 3.2% for the first quarter, as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates (volume for our standard products increased 13%, while volume for our premium express products increased 4%). Additionally, currency-adjusted export revenue per piece was adversely impacted by shorter average trade lanes (due to faster growth in intra-regional shipments). These factors were partially offset by a favorable shift in customer mix, as export volume growth for higher-yielding middle market customers exceeded the volume growth for larger customers.
Currency-adjusted domestic revenue per piece decreased 0.7% for the first quarter. Domestic revenue per piece was adversely impacted by lower fuel surcharge rates and changes in customer mix.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased by $1 million for the first quarter of 2014 when compared with 2013, primarily due to increased international domestic and export volume; however, this was partially offset by reduced fuel surcharge rates caused by declining fuel prices.
Operating Expenses
Overall adjusted operating expenses for the segment increased $102 million for the first quarter of 2014 compared with the same period in 2013. This increase was driven by the cost of pick-up and delivery, which increased $66 million for the first quarter, largely due to the growth in package volume.
The cost of operating our international integrated air and ground network increased $50 million for the quarter, also largely due to higher package volume; however, network costs were mitigated by a 0.8% reduction in average daily aircraft block hours resulting from ongoing modifications to our air network. This was achieved even with a 7.7% increase in first quarter international export volume and several air product service enhancements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remaining increases in adjusted operating expenses for the quarter were largely due to the costs of package sorting, which was impacted by volume growth. Partially offsetting these increases in operating expenses was a reduction in indirect operating costs, which were affected by cost containment initiatives, increased currency remeasurement gains, and several other factors.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 3.8% for the first quarter of 2014 compared with the same period of 2013.
Operating Profit and Margin
Adjusted operating profit increased by 12.0% for the first quarter of 2014 compared with 2013, while the adjusted operating margin increased 90 basis points. Solid operating leverage was achieved, as moderate revenue growth combined with the mitigation of expenses through increased productivity, led to the expansion in the operating margin. In addition to the aforementioned factors, the net impact of fuel (fuel expense decreased at a faster rate than fuel surcharge revenue) and the net impact of currency (remeasurement losses and translation gains) resulted in a favorable impact on operating profit of $30 million when comparing the first quarter of 2014 with 2013.

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2014	2013	%
Freight LTL Statistics:
Revenue (in millions)	$603	$596	1.2%
Revenue Per Hundredweight	$22.52	$21.84	3.1%
Shipments (in thousands)	2,487	2,518	(1.2)%
Shipments Per Day (in thousands)	39.5	40.0	(1.2)%
Gross Weight Hauled (in millions of lbs)	2,678	2,729	(1.9)%
Weight Per Shipment (in lbs)	1,077	1,084	(0.6)%
Operating Days in Period	63	63
Revenue (in millions):
Forwarding and Logistics	$1,333	$1,360	(2.0)%
Freight	694	688	0.9%
Other	137	137	—%
Total Revenue	$2,164	$2,185	(1.0)%
Operating Expenses (in millions):	$2,016	$2,042	(1.3)%
Operating Profit (in millions)	$148	$143	3.5%
Operating Margin	6.8%	6.5%
Currency Translation Benefit / (Cost) – (in millions)*:			$
Revenue			$(12)
Operating Expenses			10
Operating Profit			$(2)
___________________

*	Amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Forwarding and logistics revenue decreased $27 million in the first quarter of 2014 compared with the corresponding period in 2013. Forwarding revenue decreased in the first quarter, primarily due to lower rates charged to our customers in our international air forwarding business. This reduction in rates was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. This was largely offset, however, by volume and tonnage growth in our International air freight, North American air freight and ocean freight businesses, which were impacted by improving overall market demand. Revenue for our logistics products increased in the first quarter of 2014 compared with 2013, as we experienced solid growth in our mail services, healthcare and retail distribution solutions; however, this was largely offset by revenue declines among our technology customers.
Freight revenue increased $6 million for the first quarter of 2014, driven by an increase in LTL revenue per hundredweight; however, this growth in yield was partially offset by declines in tonnage and average daily LTL shipments. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as a general rate increase averaging 5.9% that took effect on June 10, 2013, covering non-contractual shipments in the United States, Canada and Mexico. The declines in tonnage and average daily LTL shipments were impacted by the adverse weather conditions in the U.S. during the first quarter of 2014. LTL fuel surcharge revenue decreased by $2 million in the first quarter of 2014 compared with the corresponding period of the prior year, due to changes in diesel fuel prices and overall LTL shipment volume.
Revenue for the other businesses within Supply Chain & Freight was flat compared with the prior year, as revenue growth at The UPS Store and UPS Customer Solutions was offset by a decline in revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.
Operating Expenses
Forwarding and logistics operating expenses decreased $33 million for the first quarter of 2014 compared with the same period of 2013, due to several factors. Purchased transportation expense declined by $23 million in the first quarter, primarily due to lower rates charged to us by third-party transportation carriers in our international air freight forwarding business. The remaining decrease in expense was impacted by lower fuel costs, claims and outside professional fees, as well as an increase in foreign currency remeasurement gains.
Freight operating expenses increased $10 million in the first quarter of 2014, while the total cost per LTL shipment increased 2.8%. Pick-up and delivery costs increased $19 million for the quarter, primarily due to contractual wage increases, as well as reduced productivity and incremental costs associated with the adverse weather conditions in the United States during the first quarter of 2014. The cost of operating our linehaul network grew by $2 million in the first quarter, as contractual wage increases were largely offset by productivity improvements. Partially offsetting these cost increases were reductions in auto liability and worker's compensation expenses, due to actuarial adjustments that were largely attributable to operational safety and claims management initiatives.
Operating expenses for the other businesses within Supply Chain & Freight declined $3 million in the first quarter of 2014 compared with 2013.
Operating Profit and Margin
Operating profit for the forwarding and logistics unit increased by $6 million in the first quarter of 2014 compared to the same period in 2013, largely driven by strong results in ocean freight, North American air freight, brokerage and mail services. These business units were impacted by improving market demand, cost controls and solid operating margin increases. The operating profit improvements in these businesses were partially offset by reduced profitability in our international air forwarding business. Continued excess capacity in key trade lanes pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a decline in our international air freight operating margin.
Operating profit for our freight unit declined $4 million in the first quarter of 2014 compared to the same period in 2013, as reduced productivity and incremental costs associated with the adverse weather conditions more than offset the revenue growth during the quarter.
The combined operating profit for all of our other businesses in this segment increased $3 million during the first quarter, primarily due to higher operating profit at UPS Capital and UPS Customer Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2014	2013	%
Operating Expenses (in millions):
Compensation and Benefits	$7,265	$6,968	4.3%
Repairs and Maintenance	329	309	6.5%
Depreciation and Amortization	468	474	(1.3)%
Purchased Transportation	1,908	1,780	7.2%
Fuel	972	1,006	(3.4)%
Other Occupancy	297	253	17.4%

Other Expenses:	1,027	1,064	(3.5)%
TNT Termination Fee and Related Expenses	—	(284)
Gain Upon Liquidation of Foreign Subsidiary	—	245
Adjusted Other Expenses	1,027	1,025	0.2%

Total Operating Expenses	$12,266	$11,854	3.5%
Adjusted Total Operating Expenses	$12,266	$11,815	3.8%

			$
Currency Translation (Benefit) Cost			$(7)

Compensation and Benefits
Employee payroll costs increased $231 million for the first quarter of 2014 compared with 2013, largely due to contractual union wage rate increases, a 5.4% increase in average daily union labor hours, and a merit salary increase for management employees. The increase in average daily union labor hours was impacted by the adverse weather conditions in the U.S. in 2014.
Benefits expense increased $66 million for the first quarter of 2014 compared with 2013, primarily due to health and welfare costs, payroll taxes and increased vacation, holiday and excused absence expense; however, these items were partially offset by reductions in pension expense and our self-insurance costs for worker’s compensation claims. These factors are discussed further as follows:

•
Health and welfare costs increased $54 million for the first quarter of 2014 compared with 2013, largely due to higher medical claims in company-sponsored plans, increased contributions to multiemployer plans and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010. The growth in multiemployer plan contributions was impacted by contractual contribution rate increases and higher union labor hours.

•	Payroll taxes increased $16 million in the first quarter of 2014 compared with 2013, primarily as a result of union wage increases and the timing of managers incentive payments.

•	Vacation, holiday and excused absence expense increased $15 million in the first quarter of 2014 compared with 2013, due to increased vacation entitlements earned based on employees' years of service.

•
The expense associated with our self-insurance programs for worker’s compensation claims decreased $16 million for the first quarter of 2014 compared with 2013. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2014, we experienced favorable actuarial expense adjustments as the frequency and severity of claims was less than previously projected, due to the impact of ongoing safety improvement and claim management initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Pension expense decreased $10 million for the first quarter of 2014 compared with 2013, largely due to lower service costs in company-sponsored plans (which was impacted by increased discount rates). This decrease was partially offset by higher multiemployer plan contributions, due to contractual contribution rate increases and higher union labor hours.

Repairs and Maintenance
The increase in repairs and maintenance expense was largely due to higher aircraft engine repair and replacement costs in 2014 compared to 2013.
Depreciation and Amortization
The decline in depreciation and amortization expense in the first quarter of 2014, compared with 2013, was primarily due to lower amortization expense on capitalized software and a reduction in building and facility depreciation (as certain assets became fully depreciated). These decreases were partially offset by higher depreciation expense on vehicles, due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations.
Purchased Transportation
The $128 million increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the first quarter of 2014, compared to 2013, was driven by several factors:

•
Our U.S. Domestic Package segment incurred a $108 million increase in expense, primarily due to (1) higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product; (2) the increased use of, and higher rates passed to us from, rail carriers; and (3) the increased use of outside contract carriers, which was impacted by the adverse weather conditions.

•	Our International Package segment incurred a $38 million increase in expense, primarily due to international volume growth.

•	Our UPS Freight business incurred a $5 million increase in expense, due to higher rates passed to us from rail carriers.

•
The purchased transportation expense for our forwarding & logistics business decreased $23 million for the first quarter, largely due to reduced rates from third-party transportation carriers in our international air freight forwarding business.

Fuel
The decrease in fuel expense for the first quarter of 2014 was due to the decline in fuel prices (primarily jet-A fuel prices), which decreased expense by $34 million, net of hedging.
Other Occupancy
The increase in other occupancy expense in the first quarter of 2014, compared with 2013, was primarily due to the adverse weather conditions in the U.S. Snow removal costs at our operating facilities increased $19 million in 2014, while utility expenses increased $17 million, primarily due higher natural gas and electricity usage. The remaining increase in occupancy costs was largely due to higher facility rent expense.

Other Expenses
The slight increase in adjusted other expenses for the first quarter of 2014, compared with 2013, was impacted by a number of factors. Increases in certain categories, such as transportation equipment rentals and claims, were affected by the unfavorable weather conditions in addition to volume growth. These increases were largely offset by declines in several other categories, including advertising costs and outside professional fees. Additionally, auto liability costs declined due to favorable actuarial expense adjustments in 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended March 31,		Change
	2014	2013	%
(in millions)
Investment Income	$—	$5	(100.0)%
Interest Expense	$(90)	$(96)	(6.3)%
Investment Income
The decrease in investment income for the first quarter of 2014 compared with the same period of 2013 was primarily due to lower interest rates earned on invested assets and a decline in the average balance of invested assets, in addition to realized losses on the sales of investments.
Interest Expense
Interest expense decreased in the first quarter of 2014 compared to 2013, largely due to a lower average balance of debt outstanding. In addition, interest expense declined due to having a larger proportion of our debt swapped to lower variable rates in the first quarter of 2014 compared with 2013.
Income Tax Expense

	Three Months Ended March 31,		Change
	2014	2013	%
(in millions)
Income Tax Expense	$512	$452	13.3%
TNT Termination Fee and Related Expenses	—	107
Gain Upon Liquidation of Foreign Subsidiary	—	(32)
Adjusted Income Tax Expense	$512	$527	(2.8)%
Effective Tax Rate	36.0%	30.4%
Adjusted Effective Tax Rate	36.0%	34.5%
Our adjusted effective tax rate increased to 36.0% in the first quarter of 2014 from 34.5% in the same period of 2013 due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income and unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
 Our effective tax rate increased to 36.0% in the first quarter of 2014 compared with 30.4% in the same period of 2013 due to prior year results including a gain from liquidating a foreign subsidiary which was non-taxable, in addition to the aforementioned trends with U.S. Federal and state tax credits and unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Three Months Ended March 31,
	2014	2013
Net income	$911	$1,037
Non-cash operating activities (a)	825	500
Pension and postretirement plan contributions (UPS-sponsored plans)	(56)	(57)
Income tax receivables and payables	261	199
Changes in working capital and other non-current assets and liabilities	301	97
Other sources (uses) of cash from operating activities	25	(18)
Net cash from operating activities	$2,267	$1,758
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Operating cash flow was positively impacted in 2014, compared with 2013, by improvements in our working capital position, changes in income taxes payables and receivables, and by certain prior year TNT Express transaction-related charges. In 2014, our working capital position experienced a relatively greater seasonal improvement, as the compressed holiday shipping season in the fourth quarter of 2013 resulted in an increase in working capital at year-end. The cash payments for income taxes decreased in 2014 compared with 2013, and were impacted by the timing of current tax deductions. In the first quarter of 2013, we paid a termination fee to TNT Express of €200 million ($268 million) under the agreement to terminate the merger protocol.
As discussed further in the "Collective Bargaining Agreements" section, we anticipate transferring $2.271 billion in the second quarter of 2014 to three separate multiemployer healthcare funds in connection with the ratification of a collective bargaining agreement. Additionally, as of March 31, 2014, we have accrued $325 million of retroactive economic benefits that we also anticipate remitting in the second quarter of 2014. Both of these payments will be funded with existing cash and cash equivalents on our balance sheet as of March 31, 2014.
As of March 31, 2014, the total of our worldwide holdings of cash and cash equivalents was $5.946 billion, of which $2.015 billion was held by foreign subsidiaries. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2014	2013
Net cash used in investing activities	$(845)	$(753)

Capital Expenditures:
Buildings and facilities	$(57)	$(82)
Aircraft and parts	(13)	(176)
Vehicles	(156)	(85)
Information technology	(96)	(110)
	$(322)	$(453)

Capital Expenditures as a % of Revenue	2.3%	3.4%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$4	$12
Net decrease in finance receivables	$7	$10
Net sales (purchases) of marketable securities	$(496)	$(400)
Cash paid for business acquisitions	$(22)	$—
Other sources (uses) of cash for investing activities	$(16)	$78
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on real estate declined in the first three months of 2014 compared with 2013, as the expansion of our Cologne air hub was completed in the first quarter of 2014. Capital spending on aircraft declined due to the completion of our Boeing 767-300 order in 2013 (we no longer have any open aircraft orders in 2014). Capital spending on vehicles increased in the first three months of 2014 in our U.S. and international package businesses, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital spending on technology decreased in the first three months of 2014, largely due to fewer new capitalized software projects.
Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2014 will be approximately $2.5 billion.
The net decrease in finance receivables was primarily due to loan sales in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions in 2014 was primarily related to our acquisition of Polar Speed Distribution Limited in the U.K.
Other investing activities include the cash settlement of derivative contracts used in our currency and commodity hedging programs, as well as capital contributions into certain investment partnerships. We received (paid) cash of ($2) and $101 million in the first three months of 2014 and 2013, respectively, for the settlement of derivative contracts.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used in Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2014	2013
Net cash used in financing activities	$(120)	$(1,846)
Share Repurchases:
Cash expended for shares repurchased	$(670)	$(1,025)
Number of shares repurchased	(6.8)	(12.2)
Shares outstanding at period end	919	945
Percent reduction in shares outstanding	(0.4)%	(0.8)%
Dividends:
Dividends declared per share	$0.67	$0.62
Cash expended for dividend payments	$(596)	$(572)
Borrowings:
Net borrowings (repayment) of debt principal	$1,175	$(178)
Other Financing Activities:
Cash received for common stock issuances	$76	$181
Other sources (uses) of cash for financing activities	$(105)	$(252)
Capitalization (as of March 31 each year):
Total debt outstanding at period end	$12,082	$12,666
Total shareowners’ equity at period end	6,262	4,043
Total capitalization	$18,344	$16,709
Debt to Total Capitalization %	65.9%	75.8%
We repurchased a total of 6.8 million shares of class A and class B common stock for $659 million in the first three months ended March 31, 2014, and 12.2 million shares for $1.013 billion for the first three months ended March 31, 2013 ($670 million and $1.025 billion in repurchases for 2014 and 2013, respectively, are reported on the cash flow statement due to the timing of settlements). On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of March 31, 2014, we had $6.155 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2014.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.67 per share in 2014, compared with the previous $0.62 quarterly dividend rate in 2013. We expect to continue the practice of paying regular cash dividends.
Issuances of debt in the first three months of 2014 and 2013 consisted primarily of commercial paper. Repayments of debt in 2013 consisted primarily of the $1.75 billion 4.5% senior notes that matured in January 2013. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, the purchase of noncontrolling interests, and tax withholdings on vested employee stock awards. We received (paid) net premiums of $1 and ($100) million during the first three months of 2014 and 2013 related to entering into and settling capped call options for the purchase of class B shares. We paid $70 million in 2013 to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. Cash paid to settle the tax withholdings on vested employee stock awards was $106 and $82 million during the first three months of 2014 and 2013, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.183 billion outstanding under this program as of March 31, 2014, with an average interest rate of 0.06%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of March 31, 2014, there were no amounts outstanding under this program.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 27, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2014.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 28, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2014.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a negative outlook from Standard & Poor’s and a stable outlook from Moody's.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2014 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2014, 10% of net tangible assets was equivalent to $2.489 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2014 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are (1) 125 individual franchisees who did not rebrand to The UPS Store and (2) a certified class of all franchisees who did rebrand. With respect to the 125 individual franchisees described in (1) above, the trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012.  In March 2013, we reached a settlement with the remaining individual plaintiffs who did not rebrand; this settlement did not have a material adverse effect on our financial condition, results of operations or liquidity.  The trial court granted our motion for summary judgment against the certified class described in (2) above, which was reversed in January 2012.  We have not reached a settlement with this class of franchisees, and the claims of the class remain pending. The trial is scheduled for February 2015.
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
Other Matters
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years. We have petitioned the government to shorten that term in its discretion to a lesser period pursuant to the terms of the NPA. The NPA did not have a material impact on our financial condition, results of operations or liquidity in 2013.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss. In January 2014, the Court dismissed UPS from one of the claims in the Third Amended Complaint with prejudice, but denied UPS's motion to dismiss with respect to the other claims asserted against UPS. The discovery process is underway. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the scope and size of the proposed class is ill-defined; (2) there are significant legal questions about the adequacy and standing of the putative class representatives; and (3) we believe that we have a number of meritorious legal defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

Collective Bargaining Agreements
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). This national master agreement had expired on July 31, 2013, but had been indefinitely extended pending the ratification of a new agreement with the Teamsters. On April 24, 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The UPS Freight business unit ratified its national master agreement in January 2014.
The economic provisions in the NMA include wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions are retroactive to August 1, 2013, which is the effective date of the NMA. As of March 31, 2014, we have accrued approximately $325 million for these unpaid economic benefits, which we anticipate remitting in the second quarter of 2014.
In addition to the retroactive economic provisions of the NMA, there are certain changes to the delivery of healthcare benefits that are effective at various dates. These changes will impact approximately 36,000 full-time and 73,000 part-time active employees covered by the NMA and the UPS Freight collective bargaining agreement (collectively referred to as the “NMA Group”), as well as approximately 16,000 employees covered by other collective bargaining agreements (the “Non-NMA Group”). These provisions are discussed further below.
Changes to the Delivery of Active and Postretirement Healthcare Benefits
Currently, the NMA Group and Non-NMA Group employees receive their healthcare benefits through UPS-sponsored active and postretirement health and welfare benefit plans. Effective June 1, 2014, we will cease providing healthcare benefits to active NMA Group employees through these UPS-sponsored benefit plans, and the responsibility for providing healthcare benefits for active employees will be assumed by three separate multiemployer healthcare funds (the “Funds”). The responsibility for providing healthcare benefits for the active Non-NMA Group employees will also be assumed by the Funds on dates ranging from June 1, 2014 through January 1, 2015, depending on the ratification date of the applicable collective bargaining agreement. We will make contributions to the Funds based on negotiated fixed hourly or monthly contribution rates for the duration of the NMA and other applicable collective bargaining agreements.
Additionally, the Funds will assume the obligation to provide postretirement healthcare benefits to the employees in the NMA Group who retire on or after January 1, 2014. The postretirement healthcare benefit obligation for the employees in the Non-NMA Group will be assumed by the Funds for employees retiring on or after January 1, 2014 or January 1, 2015, depending on the applicable collective bargaining agreement. In exchange for the assumption of the obligation to provide postretirement healthcare benefits to the NMA Group and Non-NMA Group, we will transfer cash totaling $2.271 billion to the Funds in the second quarter of 2014. UPS-sponsored health and welfare benefit plans will retain responsibility for providing postretirement healthcare coverage for employees in the NMA Group who retired from UPS prior to January 1, 2014, and for employees in the Non-NMA Group who retire from UPS prior to the January 1, 2014 or January 1, 2015 effective date in the applicable collective bargaining agreement.
Accounting Impact of Health and Welfare Plan Changes
Second Quarter 2014 - Income Statement Impact
We plan to record a pre-tax charge of approximately $1.047 billion in the second quarter of 2014 for the health and welfare plan changes described above. The components of this charge are as follows:

•
Partial Plan Curtailment: We plan to record an approximate $112 million pre-tax curtailment loss due to the elimination of future service benefit accruals for the NMA Group and Non-NMA Group. This curtailment loss represents the accelerated recognition of unamortized prior service costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Remeasurement of Postretirement Obligation: We plan to record an approximate $735 million pre-tax loss due to the remeasurement of the postretirement benefit obligations of the affected UPS-sponsored health and welfare benefit plans.

•
Settlement: We plan to record an approximate $200 million pre-tax settlement loss, which represents the recognition of unamortized actuarial losses associated with the postretirement obligation for the NMA Group.

Second Quarter 2014 - Balance Sheet and Cash Flow Impact
During the second quarter of 2014, we will transfer cash totaling $2.271 billion ($1.417 billion after-tax) to the Funds for the assumption of the postretirement healthcare benefit obligations. Of this cash transfer amount, $1.995 billion will be accounted for as a settlement of our postretirement obligation for the NMA Group, while the remaining $276 million will be accounted for as a prepaid deposit asset until the ratification of the collective bargaining agreements covering the Non-NMA Group. We anticipate receiving the cash tax benefits resulting from these payments over the remainder of 2014.
For NMA Group employees who retired prior to January 1, 2014 and remain with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans will result in a decrease in the postretirement benefit obligation, and a corresponding increase in pre-tax accumulated other comprehensive income, of approximately $23 million upon ratification.
After the remeasurement and settlement of the obligation for the NMA Group, the total postretirement medical benefit obligation is expected to be reduced by approximately $908 million from $3.691 billion at December 31, 2013 to approximately $2.783 billion at June 30, 2014.
Remainder of 2014
Upon ratification of the collective bargaining agreements covering the Non-NMA Group, we plan to record a pre-tax charge of approximately $32 million for the remeasurement and settlement of the postretirement obligation associated with these employees. At the same time, the $276 million prepaid deposit asset, described previously, will be used to settle the postretirement benefit obligation for the Non-NMA Group. We anticipate the ratification of these agreements covering the Non-NMA Group will occur between the second quarter and fourth quarter of 2014.
Based on the anticipated expense and contribution levels for the remainder of 2014, in addition to the remeasurement and settlement of the obligations for the NMA Group and Non-NMA Group, we expect that the total postretirement medical benefit obligation will be reduced by approximately $1.161 billion from $3.691 billion at December 31, 2013 to approximately $2.530 billion at December 31, 2014.
The accounting charges and other amounts described above are estimates based on actuarial valuation assumptions, and will be updated as necessary for any changes in discount rates, final collective bargaining agreement details and similar factors.
Anticipated Benefits of Health and Welfare Plan Changes
We believe we have obtained several benefits as a result of these health and welfare plan changes, including:

•
Liability Transfer: We have removed a significant liability from our balance sheet, which helps to reduce uncertainty around potential changes to healthcare laws and regulations, control the volatility of healthcare inflation, and removes the risk associated with providing future retiree healthcare.

•
Negotiated Healthcare Costs: Using the model of a defined contribution plan allows us to negotiate our contributions towards healthcare costs going forward, and provides more certainty of costs over the contract period.

•
Minimize Impact of Healthcare Law Changes: Multiemployer plans have several advantages under the Patient Protection and Affordable Care Act of 2010, including reduced transitional fees and the ability to limit the impact of future excise taxes.

•	Mitigate Demographic Issues: This helps reduce the potential impact of increased early retirements by employees.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Collective Bargaining Agreements
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
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under terms of collective bargaining agreements that cover our union represented employees. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations on annual contribution rates will remain in effect throughout the terms of the existing collective bargaining agreements.

Recent Accounting Pronouncements
Adoption of New Accounting Standards
In January 2014, the FASB issued an accounting standards update that adds new disclosure requirements for investments in qualified affordable housing projects through limited liability entities. If certain conditions are met, the cost of an entity's investment in proportion to the tax credits and other tax benefits it receives may be amortized and included as a component of income tax expense. In January 2008, we adopted the fair value option for our investments in certain investment partnerships that were previously accounted for under the equity method; therefore, this accounting standards update will not have any effect on our consolidated financial position or results of operations.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after March 31, 2014, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2014	December 31, 2013
Currency Derivatives	$19	$63
Interest Rate Derivatives	190	163
	$209	$226
Our market risks, hedging strategies and financial instrument positions at March 31, 2014 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. In 2014, we entered into several foreign currency forwards, and also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first three months of 2014. The remaining fair value changes between December 31, 2013 and March 31, 2014 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $165 million and were required to post $13 million in collateral with our counterparties as of March 31, 2014.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 58-59 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, is hereby incorporated by reference in this report.

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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the first quarter of 2014 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2014	1.3	$100.63	1.2	$6,698
February 1 – February 28, 2014	3.8	95.98	3.6	6,350
March 1 – March 31, 2014	2.1	97.22	2.0	6,155
Total January 1 – March 31, 2014	7.2	$97.14	6.8
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2014.

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
Credit Agreement (364-Day Facility) dated March 28, 2014 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC and BNP Paribas Securities Corp. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent.

†10.2	—
Credit Agreement (5 Year Facility) dated March 28, 2014 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC and BNP Paribas Securities Corp. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent.

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 8, 2014	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)