Form 10-Q
period 2014-06-30
UNITED PARCEL SERVICE INC
filed 2014-08-06
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 207,146,352 Class A shares, and 706,356,536 Class B shares, with a par value of $0.01 per share, outstanding at July 29, 2014.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in further substantial impairment write-downs of our assets; increases in our expenses relating to employee health and retiree health and our contributions to pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2013 or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2014 (unaudited) and December 31, 2013
(In millions)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,056	$4,665
Marketable securities	1,543	580
Accounts receivable, net	5,845	6,502
Deferred income tax assets	638	684
Other current assets	1,259	956
Total Current Assets	12,341	13,387
Property, Plant and Equipment, Net	17,787	17,961
Goodwill	2,202	2,190
Intangible Assets, Net	830	775
Non-Current Investments and Restricted Cash	445	444
Derivative Assets	342	323
Other Non-Current Assets	914	1,132
Total Assets	$34,861	$36,212
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$1,902	$48
Accounts payable	2,106	2,478
Accrued wages and withholdings	2,060	2,325
Self-insurance reserves	660	719
Other current liabilities	1,609	1,561
Total Current Liabilities	8,337	7,131
Long-Term Debt	9,940	10,824
Pension and Postretirement Benefit Obligations	6,639	7,051
Deferred Income Tax Liabilities	933	1,244
Self-Insurance Reserves	2,041	2,059
Other Non-Current Liabilities	1,386	1,415
Shareowners’ Equity:
Class A common stock (208 and 212 shares issued in 2014 and 2013)	2	2
Class B common stock (707 and 712 shares issued in 2014 and 2013)	7	7
Additional paid-in capital	—	—
Retained earnings	6,155	6,925
Accumulated other comprehensive loss	(596)	(460)
Deferred compensation obligations	58	69
Less: Treasury stock (1 share in 2014 and 2013)	(58)	(69)
Total Equity for Controlling Interests	5,568	6,474
Total Equity for Non-Controlling Interests	17	14
Total Shareowners’ Equity	5,585	6,488
Total Liabilities and Shareowners’ Equity	$34,861	$36,212
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$14,268	$13,507	$28,047	$26,941
Operating Expenses:
Compensation and benefits	8,375	6,981	15,640	13,949
Repairs and maintenance	341	309	670	618
Depreciation and amortization	473	466	941	940
Purchased transportation	1,988	1,731	3,896	3,511
Fuel	980	992	1,952	1,998
Other occupancy	241	225	538	478
Other expenses	1,123	1,061	2,150	2,125
Total Operating Expenses	13,521	11,765	25,787	23,619
Operating Profit	747	1,742	2,260	3,322
Other Income and (Expense):
Investment income	25	3	25	8
Interest expense	(89)	(98)	(179)	(194)
Total Other Income and (Expense)	(64)	(95)	(154)	(186)
Income Before Income Taxes	683	1,647	2,106	3,136
Income Tax Expense	229	576	741	1,028
Net Income	$454	$1,071	$1,365	$2,108
Basic Earnings Per Share	$0.49	$1.14	$1.48	$2.22
Diluted Earnings Per Share	$0.49	$1.13	$1.47	$2.21

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$454	$1,071	$1,365	$2,108
Change in foreign currency translation adjustment, net of tax	39	(24)	3	(327)
Change in unrealized gain (loss) on marketable securities, net of tax	2	(6)	2	(8)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(21)	20	(41)	58
Change in unrecognized pension and postretirement benefit costs, net of tax	(127)	28	(100)	54
Comprehensive income	$347	$1,089	$1,229	$1,885
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$1,365	$2,108
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	941	940
Pension and postretirement benefit expense	1,523	562
Pension and postretirement benefit contributions	(115)	(114)
Settlement of postretirement benefit obligation	(1,995)	—
Self-insurance reserves	(77)	4
Deferred tax expense (benefit)	(192)	(282)
Stock compensation expense	306	288
Other (gains) losses	144	(98)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	585	542
Other current assets	(269)	(15)
Accounts payable	(357)	(209)
Accrued wages and withholdings	(241)	(49)
Other current liabilities	207	(147)
Other operating activities	7	(99)
Net cash from operating activities	1,832	3,431
Cash Flows From Investing Activities:
Capital expenditures	(813)	(990)
Proceeds from disposals of property, plant and equipment	10	24
Purchases of marketable securities	(1,813)	(1,615)
Sales and maturities of marketable securities	854	717
Net decrease in finance receivables	13	19
Cash paid for business acquisitions	(22)	—
Other investing activities	(31)	(8)
Net cash used in investing activities	(1,802)	(1,853)
Cash Flows From Financing Activities:
Net change in short-term debt	1,096	1,045
Proceeds from long-term borrowings	764	100
Repayments of long-term borrowings	(1,020)	(1,861)
Purchases of common stock	(1,379)	(1,867)
Issuances of common stock	149	293
Dividends	(1,192)	(1,140)
Other financing activities	(50)	(611)
Net cash used in financing activities	(1,632)	(4,041)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(7)	(56)
Net Increase (Decrease) In Cash And Cash Equivalents	(1,609)	(2,519)
Cash And Cash Equivalents:
Beginning of period	4,665	7,327
End of period	$3,056	$4,808
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2014, our results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2014. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In January 2014, the FASB issued an accounting standards update that adds new disclosure requirements for investments in qualified affordable housing projects through limited liability entities. If certain conditions are met, the cost of an entity's investment in proportion to the tax credits and other tax benefits it receives may be amortized and included as a component of income tax expense. In January 2008, we adopted the fair value option for our investments in certain investment partnerships that were previously accounted for under the equity method; therefore, this accounting standards update did not have any effect on our consolidated financial position or results of operations.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued an accounting standards update that provides a single comprehensive model for entities in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The underlying principle within the update is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The update requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. The update is effective for us beginning in the first quarter of 2017 and early adoption is not permitted. The Company is currently evaluating the update to determine the impact of its adoption on our consolidated financial position and results of operations.
Other accounting pronouncements issued, but not effective until after June 30, 2014, are not expected to have a significant impact on our consolidated financial position or results of operations.
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
Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2014 and 2013 was $142 and $131 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2014 and 2013 was $306 and $288 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as available-for-sale as of June 30, 2014 and December 31, 2013 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2014
Current marketable securities:
U.S. government and agency debt securities	$332	$1	$(1)	$332
Mortgage and asset-backed debt securities	92	1	(1)	92
Corporate debt securities	1,045	1	—	1,046
Other debt and equity securities	73	—	—	73
Total marketable securities	$1,542	$3	$(2)	$1,543

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2013
Current marketable securities:
U.S. government and agency debt securities	$355	$—	$(1)	$354
Mortgage and asset-backed debt securities	76	1	(2)	75
Corporate debt securities	146	1	(1)	146
Other debt and equity securities	5	—	—	5
Total marketable securities	$582	$2	$(4)	$580
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of June 30, 2014. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2014, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$990	$990
Due after one year through three years	445	445
Due after three years through five years	15	15
Due after five years	90	91
	1,540	1,541
Equity securities	2	2
	$1,542	$1,543
Non-Current Investments and Restricted Cash
We had $426 and $425 million of restricted cash related to our self-insurance requirements as of June 30, 2014 and December 31, 2013, respectively, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash-equivalent type assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014 and December 31, 2013, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets with the quarterly change in investment value recognized in the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other investments” in the tables below and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.20% and 8.65% as of June 30, 2014 and December 31, 2013, respectively. These inputs and the resulting fair values are updated on a quarterly basis.
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2014
Marketable Securities:
U.S. government and agency debt securities	$332	$—	$—	$332
Mortgage and asset-backed debt securities	—	92	—	92
Corporate debt securities	—	1,046	—	1,046
Other debt and equity securities	—	73	—	73
Total marketable securities	332	1,211	—	1,543
Other investments	19	—	95	114
Total	$351	$1,211	$95	$1,657

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
December 31, 2013
Marketable Securities:
U.S. government and agency debt securities	$353	$1	$—	$354
Mortgage and asset-backed debt securities	—	75	—	75
Corporate debt securities	—	146	—	146
Other debt and equity securities	—	5	—	5
Total marketable securities	353	227	—	580
Other investments	19	—	110	129
Total	$372	$227	$110	$709

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2014 and 2013 (in millions):

	Marketable Securities	Other Investments	Total
Balance on April 1, 2014	$—	$99	$99
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(4)	(4)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2014	$—	$95	$95

	Marketable Securities	Other Investments	Total
Balance on April 1, 2013	$—	$150	$150
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2013	$—	$136	$136

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2014 and 2013 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2014	$—	110	110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(15)	(15)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2014	$—	$95	$95

	Marketable Securities	Other Investments	Total
Balance on January 1, 2013	$—	163	163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(27)	(27)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2013	$—	$136	$136
There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2014 and December 31, 2013 consist of the following (in millions):

	2014	2013
Vehicles	$7,036	$6,762
Aircraft	15,785	15,772
Land	1,164	1,163
Buildings	3,310	3,260
Building and leasehold improvements	3,150	3,116
Plant equipment	7,367	7,221
Technology equipment	1,600	1,569
Equipment under operating leases	41	44
Construction-in-progress	209	244
	39,662	39,151
Less: Accumulated depreciation and amortization	(21,875)	(21,190)
	$17,787	$17,961

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceeds the fair value. There were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded, during the three and six months ended June 30, 2014 and 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2014 and 2013 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Three Months Ended June 30:
Service cost	$285	$337	$18	$26	$15	$11
Interest cost	401	363	34	47	14	11
Expected return on assets	(565)	(537)	(6)	(9)	(15)	(14)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	43	43	(4)	1	(3)	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	746	—	—	—
Settlement and curtailment loss	—	—	320	—	—	—
Net periodic benefit cost	$164	$206	$1,108	$65	$11	$8

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Six Months Ended June 30:
Service cost	$569	$675	$39	$52	$27	$26
Interest cost	802	725	86	93	26	22
Expected return on assets	(1,129)	(1,074)	(12)	(17)	(30)	(28)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	85	86	(3)	2	(3)	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	746	—	—	—
Settlement and curtailment loss	—	—	320	—	—	—
Net periodic benefit cost	$327	$412	$1,176	$130	$20	$20
During the first six months of 2014, we contributed $51 and $64 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $49 and $36 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014 and December 31, 2013 we had $882 and $884 million, respectively, recognized in "Other Non-Current Liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 48 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2014 and December 31, 2013 was $782 and $783 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
Status of Collective Bargaining Agreements
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements ran through July 31, 2013, but had been indefinitely extended pending the ratification of a new agreement with the Teamsters. On April 24, 2014, the Teamsters ratified a new national master agreement with UPS that will expire on July 31, 2018 (discussed further below).
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested mediation by the National Mediation Board for the ongoing contract negotiations.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our previous agreements with the IAM ran through July 31, 2014; on July 28, 2014, the IAM ratified new collective bargaining agreements that will expire on July 31, 2019.
Ratification of New Collective Bargaining Agreements
On April 24, 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The UPS Freight business unit ratified its national master agreement in January 2014.
The economic provisions in the NMA include wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions are retroactive to August 1, 2013, which is the effective date of the NMA. In the second quarter of 2014, we remitted $278 million for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
In addition to the retroactive economic provisions of the NMA, there are certain changes to the delivery of healthcare benefits that are effective at various dates. These changes impact approximately 36,000 full-time and 73,000 part-time active employees covered by the NMA and the UPS Freight collective bargaining agreement (collectively referred to as the “NMA Group”), as well as approximately 16,000 employees covered by other collective bargaining agreements (the “Non-NMA Group”). These provisions are discussed further below.
Changes to the Delivery of Active and Postretirement Healthcare Benefits
Prior to ratification, the NMA Group and Non-NMA Group employees received their healthcare benefits through UPS-sponsored active and postretirement health and welfare benefit plans. Effective June 1, 2014, we ceased providing healthcare benefits to active NMA Group employees through these UPS-sponsored benefit plans, and the responsibility for providing healthcare benefits for active employees was assumed by three separate multiemployer healthcare funds (the “Funds”). The responsibility for providing healthcare benefits for the active Non-NMA Group employees will also be assumed by the Funds on dates ranging from October 1, 2014 through January 1, 2015, depending on the ratification date of the applicable collective bargaining agreement. We will make contributions to the Funds based on negotiated fixed hourly or monthly contribution rates for the duration of the NMA and other applicable collective bargaining agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Funds assumed the obligation to provide postretirement healthcare benefits to the employees in the NMA Group who retire on or after January 1, 2014. The postretirement healthcare benefit obligation for the employees in the Non-NMA Group will be assumed by the Funds for employees retiring on or after January 1, 2014 or January 1, 2015, depending on the applicable collective bargaining agreement. In exchange for the assumption of the obligation to provide postretirement healthcare benefits to the NMA Group and Non-NMA Group, we transferred cash totaling $2.271 billion to the Funds in the second quarter of 2014. UPS-sponsored health and welfare benefit plans retained responsibility for providing postretirement healthcare coverage for employees in the NMA Group who retired from UPS prior to January 1, 2014, and for employees in the Non-NMA Group who retire from UPS prior to the January 1, 2014 or January 1, 2015 effective date in the applicable collective bargaining agreement.
Accounting Impact of Health and Welfare Plan Changes
Second Quarter 2014 - Income Statement Impact:
We recorded a pre-tax charge of $1.066 billion ($665 million after-tax) in the second quarter of 2014 for the health and welfare plan changes described above. The components of this charge, which was included in "Compensation and benefits" expense on the statement of consolidated income, are as follows:

•
Partial Plan Curtailment: We recorded a $112 million pre-tax curtailment loss due to the elimination of future service benefit accruals. This curtailment loss represents the accelerated recognition of unamortized prior service costs.

•
Remeasurement of Postretirement Obligation: We recorded a $746 million pre-tax loss due to the remeasurement of the postretirement benefit obligations of the affected UPS-sponsored health and welfare benefit plans.

•	Settlement: We recorded a $208 million pre-tax settlement loss, which represents the recognition of unamortized actuarial losses associated with the postretirement obligation for the NMA Group.
Second Quarter 2014 - Balance Sheet and Cash Flow Impact:
During the second quarter of 2014, we transferred cash totaling $2.271 billion to the Funds for the assumption of the postretirement healthcare benefit obligations. Of this cash transfer amount, $1.995 billion was accounted for as a settlement of our postretirement obligation for the NMA Group, while the remaining $276 million was accounted for as a prepaid deposit asset (recorded in "Other Current Assets" on the consolidated balance sheets) until the ratification of the collective bargaining agreements covering the Non-NMA Group. We have received approximately $375 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) as of June 30, 2014, and we anticipate receiving the remaining cash tax benefits of approximately $479 million resulting from these payments over the remainder of 2014.
For NMA Group employees who retired prior to January 1, 2014 and remain with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans resulted in an increase in the postretirement benefit obligation, and a corresponding decrease in pre-tax accumulated other comprehensive income, of $13 million upon ratification.
After the remeasurement and settlement of the obligation for the NMA Group, the total postretirement medical benefit obligation was reduced by $858 million from $3.691 billion at December 31, 2013 to $2.833 billion at June 30, 2014.
Remainder of 2014:
Upon ratification of the collective bargaining agreements covering the Non-NMA Group, we plan to record a pre-tax charge of approximately $31 million for the remeasurement and settlement of the postretirement obligation associated with these employees. At the same time, the $276 million prepaid deposit asset, described previously, will be used to settle the postretirement benefit obligation for the Non-NMA Group. We anticipate the ratification of these agreements covering the Non-NMA Group will occur prior to December 31, 2014.
Based on the anticipated expense and contribution levels for the remainder of 2014, in addition to the remeasurement and settlement of the obligations, we expect that the total postretirement medical benefit obligation will be reduced by approximately $1.094 billion from $3.691 billion at December 31, 2013 to approximately $2.597 billion at December 31, 2014.
The accounting charges and other amounts described above are estimates based on actuarial valuation assumptions, and will be updated as necessary for any changes in discount rates, final collective bargaining agreement details and similar factors for the Non-NMA Group.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2014 and December 31, 2013 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2013:	$—	$420	$1,770	$2,190
Acquired	—	—	11	11
Currency / Other	—	3	(2)	1
June 30, 2014:	$—	$423	$1,779	$2,202
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
The following is a summary of intangible assets as of June 30, 2014 and December 31, 2013 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2014:
Capitalized software	$2,547	$(1,953)	$594
Licenses	225	(121)	104
Franchise rights	117	(74)	43
Customer lists	125	(61)	64
Trademarks, patents, and other	37	(12)	25
Total Intangible Assets, Net	$3,051	$(2,221)	$830
December 31, 2013:
Capitalized software	$2,420	$(1,897)	$523
Licenses	220	(97)	123
Franchise rights	117	(70)	47
Customer lists	118	(62)	56
Trademarks, patents, and other	37	(11)	26
Total Intangible Assets, Net	$2,912	$(2,137)	$775

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2014 and December 31, 2013 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2014	2013
Commercial paper	$1,860	2014	$1,860	$—
Fixed-rate senior notes:
3.875% senior notes	—	2014	—	1,007
1.125% senior notes	375	2017	370	367
5.50% senior notes	750	2018	817	821
5.125% senior notes	1,000	2019	1,085	1,079
3.125% senior notes	1,500	2021	1,613	1,579
2.45% senior notes	1,000	2022	955	913
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	483	479
8.375% debentures	276	2030	283	283
Pound Sterling notes:
5.50% notes	113	2031	109	105
5.125% notes	775	2050	738	714
Floating rate senior notes	372	2049-2053	369	370
Capital lease obligations	486	2014-3004	486	473
Facility notes and bonds	320	2015-2036	320	320
Other debt	17	2014-2022	17	25
Total Debt	$11,643		11,842	10,872
Less: Current Maturities			(1,902)	(48)
Long-term Debt			$9,940	$10,824
Debt Repayments
On April 1, 2014, our $1.0 billion 3.875% senior notes matured and were repaid in full. The principal balance of the senior notes was repaid from the proceeds of short-term commercial paper issuances.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.860 billion outstanding under this program as of June 30, 2014, with an average interest rate of 0.10%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of June 30, 2014, there were no amounts outstanding under this program. As of June 30, 2014, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 27, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2014.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 28, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2014.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2014 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2014, 10% of net tangible assets was equivalent to $2.349 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $13.046 and $11.756 billion as of June 30, 2014 and December 31, 2013, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are (1) 125 individual franchisees who did not rebrand to The UPS Store; and (2) a certified class of all franchisees who did rebrand. With respect to the 125 individual franchisees described in (1) above, the trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012.  In March 2013, we reached a settlement with the remaining individual plaintiffs who did not rebrand; this settlement did not have a material adverse effect on our financial condition, results of operations or liquidity.  The trial court granted our motion for summary judgment against the certified class described in (2) above, which was reversed in January 2012.  We have not reached a settlement with this class of franchisees, and the claims of the class remain pending. The trial is scheduled for February 2015.
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
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS submitted its written defenses to these allegations in April 2014. In November 2012, the Commerce Commission of Singapore initiated an investigation with respect to similar matters.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss. In January 2014, the Court dismissed UPS from one of the claims in the Third Amended Complaint with prejudice, but denied UPS's motion to dismiss with respect to the other claims asserted against UPS. In June 2014, UPS entered into an agreement in principle with the plaintiffs to settle the remaining claims asserted against UPS for an immaterial amount. This agreement in principle is subject to the negotiation of final settlement documents and court approval of the settlement.
In January 2014, we received a Civil Investigative Demand from the Department of Justice seeking documents related to possible violations of the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. We have been contacted by several states requesting similar information. The Company has been cooperating with these inquiries.
It is not possible to predict the potential outcome of these matters at this stage, or to reasonably estimate the range or amount of possible loss, if any, that may result from these investigations based on a number of factors, including: (1)  the investigations are not complete; (2) these matters are at an early stage and there are unresolved questions of law and fact that could be of importance to the ultimate resolution of these matters; (3) the scope and size of potentially affected government customers and the time period covered by potential claims remains uncertain; and (4) our current intention to vigorously defend any claims of FCA violations. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2014, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of June 30, 2014, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the six months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	2014		2013
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	212	$2	225	$3
Common stock purchases	(3)	—	(4)	(1)
Stock award plans	4	—	5	—
Common stock issuances	1	—	2	—
Conversions of class A to class B common stock	(6)	—	(10)	—
Class A shares issued at end of period	208	$2	218	$2
Class B Common Stock
Balance at beginning of period	712	$7	729	$7
Common stock purchases	(11)	—	(18)	—
Conversions of class A to class B common stock	6	—	10	—
Class B shares issued at end of period	707	$7	721	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		232		364
Common stock purchases		(481)		(114)
Common stock issuances		147		149
Option premiums received (paid)		102		(399)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$6,925		$7,997
Net income attributable to common shareowners		1,365		2,108
Dividends ($1.34 and $1.24 per share)		(1,253)		(1,199)
Common stock purchases		(882)		(1,721)
Balance at end of period		$6,155		$7,185
In total, we repurchased 13.7 million shares of class A and class B common stock for $1.363 billion during the six months ended June 30, 2014, and 21.8 million shares for $1.836 billion during the six months ended June 30, 2013. In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. As of June 30, 2014, we had $5.451 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2014, we entered into an accelerated share repurchase program which allowed us to repurchase 2.8 million shares for $325 million. The program was completed in June 2014.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. During the six months ended June 30, 2014, we settled $200 million in options that resulted in the receipt of $2 million in premiums (in excess of our initial investment). Of the total options settled, $100 million were entered into during the fourth quarter of 2013. As of June 30, 2013, we paid premiums of $400 million on options for the purchase of 5.3 million shares that settled in the second half of 2013. During the six months ended June 30, 2013, we settled options that resulted in the receipt of $1 million in premiums (in excess of our initial investment).
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2014 and 2013 is as follows (in millions):

	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$(126)	$134
Reclassification to earnings (no tax impact in either period)	—	(161)
Translation adjustment (net of tax effect of $3 and $3)	3	(166)
Balance at end of period	(123)	(193)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	6
Current period changes in fair value (net of tax effect of $1 and $(5))	2	(8)
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	1	(2)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(219)	(286)
Current period changes in fair value (net of tax effect of $(27) and $(14))	(44)	(22)
Reclassification to earnings (net of tax effect of $1 and $48)	3	80
Balance at end of period	(260)	(228)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(114)	(3,208)
Reclassification to earnings (net of tax effect of $430 and $34)	715	54
Remeasurement of plan assets and liabilities (net of tax effect of $(488) and $0)	(815)	—
Balance at end of period	(214)	(3,154)
Accumulated other comprehensive income (loss) at end of period	$(596)	$(3,577)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

Three Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2014	2013
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(5)	(5)	Interest expense
Foreign exchange contracts	20	6	Interest expense
Foreign exchange contracts	(12)	(12)	Revenue
Commodity contracts	—	(38)	Fuel expense
Income tax (expense) benefit	(2)	18	Income tax expense
Impact on net income	1	(31)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(36)	(44)	Compensation and benefits
Settlement and curtailment loss	(320)	—	Compensation and benefits
Remeasurement of benefit obligation	(746)	—	Compensation and benefits
Income tax (expense) benefit	414	16	Income tax expense
Impact on net income	(688)	(28)	Net income

Total amount reclassified for the period	$(687)	$(59)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2014	2013
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$161	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	161	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(11)	(10)	Interest expense
Foreign exchange contracts	28	(44)	Interest expense
Foreign exchange contracts	(21)	(26)	Revenue
Commodity contracts	—	(48)	Fuel expense
Income tax (expense) benefit	1	48	Income tax expense
Impact on net income	(3)	(80)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(79)	(88)	Compensation and benefits
Settlement and curtailment loss	(320)	—	Compensation and benefits
Remeasurement of benefit obligation	(746)	—	Compensation and benefits
Income tax (expense) benefit	430	34	Income tax expense
Impact on net income	(715)	(54)	Net income

Total amount reclassified for the period	$(718)	$27	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the six months ended June 30, 2014 and 2013 is as follows (in millions):

	2014		2013
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$69		$78
Reinvested dividends		1		2
Benefit payments		(12)		(13)
Balance at end of period		$58		$67
Treasury Stock:
Balance at beginning of period	(1)	$(69)	(1)	$(78)
Reinvested dividends	—	(1)	—	(2)
Benefit payments	—	12	—	13
Balance at end of period	(1)	$(58)	(1)	$(67)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The activity related to our noncontrolling interests is presented below for the six months ended June 30, 2014 and 2013 (in millions):

	2014	2013
Noncontrolling Interests:
Balance at beginning of period	$14	$80
Acquired noncontrolling interests	3	(67)
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$17	$13

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
U.S. Domestic Package	$8,668	$8,241	$17,156	$16,512
International Package	3,252	3,062	6,379	6,040
Supply Chain & Freight	2,348	2,204	4,512	4,389
Consolidated	$14,268	$13,507	$28,047	$26,941
Operating Profit:
U.S. Domestic Package	$209	$1,132	$1,136	$2,217
International Package	444	451	882	803
Supply Chain & Freight	94	159	242	302
Consolidated	$747	$1,742	$2,260	$3,322

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareowners	$454	$1,071	$1,365	$2,108
Denominator:
Weighted average shares	916	941	918	945
Deferred compensation obligations	1	1	1	1
Vested portion of restricted shares	1	1	1	2
Denominator for basic earnings per share	918	943	920	948
Effect of dilutive securities:
Restricted shares	8	8	8	7
Stock options	1	1	1	1
Denominator for diluted earnings per share	927	952	929	956
Basic earnings per share	$0.49	$1.14	$1.48	$2.22
Diluted earnings per share	$0.49	$1.13	$1.47	$2.21
Diluted earnings per share for the three months ended June 30, 2014 and 2013 exclude the effect of 0.1 and 0.0 million shares of common stock (0.1 million for the six months ended June 30, 2014 and 2013) respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At June 30, 2014, we held cash collateral of $188 million under these agreements.
In connection with the zero threshold bilateral collateral provisions described above, we were required to post $10 million in collateral with our counterparties as of June 30, 2014. As of that date, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions. Additionally, in connection with the agreements described above, we could be required to terminate transactions with certain counterparties in the event of a downgrade of our credit rating.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2014 and December 31, 2013, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2014		December 31, 2013
Currency hedges:
British Pound Sterling	GBP	1,308	GBP	1,097
Canadian Dollar	CAD	436	CAD	218
Euro	EUR	3,479	EUR	2,637
Indian Rupee	INR	214	INR	—
Malaysian Ringgit	MYR	155	MYR	—
Mexican Peso	MXN	1,176	MXN	583
Chinese Renminbi	CNH	211	CNH	—

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$6,799
Floating to Fixed Interest Rate Swaps		$780		$780
Interest Rate Basis Swaps		$1,500		$2,500

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$8	$10	$8	$4
Interest rate contracts	Other current assets	Level 2	—	7	—	7
Foreign exchange contracts	Other non-current assets	Level 2	43	59	39	59
Interest rate contracts	Other non-current assets	Level 2	242	204	191	110
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	9	7	8	5
Interest rate contracts	Other non-current assets	Level 2	57	60	57	57
Total Asset Derivatives			$359	$347	$303	$242

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$8	$6	$8	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	41	—	37	—
Interest rate contracts	Other non-current liabilities	Level 2	54	104	3	10
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	9	7	8	5
Interest rate contracts	Other current liabilities	Level 2	3	1	3	1
Interest rate contracts	Other non-current liabilities	Level 2	—	3	—	—
Total Liability Derivatives			$115	$121	$59	$16
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and Other Comprehensive Income Recognition
The following table indicates the amount of gains and losses that have been recognized in other comprehensive income for the three and six months ended June 30, 2014 and 2013 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2014	2013
Interest rate contracts	$(1)	$2
Foreign exchange contracts	(31)	10
Commodity contracts	—	(30)
Total	$(32)	$(18)

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2014	2013
Interest rate contracts	$(3)	$3
Foreign exchange contracts	(68)	9
Commodity contracts	—	(48)
Total	$(71)	$(36)
As of June 30, 2014, $80 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2015. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 36 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2014 and 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2014 and 2013 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income
		2014	2013			2014	2013
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$53	$(187)	Fixed-Rate Debt and Capital Leases	Interest Expense	$(53)	$187
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$83	$(233)	Fixed-Rate Debt and Capital Leases	Interest Expense	$(83)	$233

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges for the three and six months ended June 30, 2014 and 2013 (in millions):

Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$(1)	$(4)
Foreign exchange contracts	Other Operating Expenses	(2)	(3)
Foreign exchange contracts	Investment Income	2	20
		$(1)	$13
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$(3)	$(4)
Foreign exchange contracts	Other Operating Expenses	(4)	84
Foreign exchange contracts	Investment Income	2	15
		$(5)	$95

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate decreased to 33.5% in the second quarter of 2014 compared with 35.0% in the same period of 2013, primarily due to the $1.066 billion pre-tax charge associated with certain health and welfare benefit plan changes (discussed further in note 6), which generated a tax benefit at a rate higher than the effective tax rate. This was partially offset by a decrease in U.S. Federal and state tax credits relative to total pre-tax income.
On a year-to-date basis, our effective tax rate increased to 35.2% in 2014 from 32.8% in 2013, as a portion of the gain from liquidating a foreign subsidiary in 2013 was non-taxable (discussed further in note 15).
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
In July 2013, we began resolution discussions with IRS Appeals on the income tax matters. In April 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2005 through 2007 tax years and received a net refund of tax and interest totaling $145 million during the second quarter of 2014. The resolution of these matters and subsequent refund of tax and interest had an immaterial impact on net income.
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

Overview
U.S. economic growth, retail sales and industrial production accelerated in the second quarter of 2014, in comparison to the weather-related declines experienced earlier in the year, which resulted in growth in the small package delivery market. Continued strong growth in e-commerce and omni-channel retail sales has driven package volume increases in both commercial and residential volume. Given these trends, overall volume growth was strong during the second quarter, and products most aligned with business-to-consumer and retail industry shipments experienced the fastest growth.
Economic growth in Europe has continued at a slow, stable pace, as growth in several larger countries (including the U.K. and Germany) has offset slower growth in some of the smaller countries. Economic growth in Asia has continued, though growth in China has moderated. The uneven nature of economic growth worldwide, combined with a trend towards more regional international trade, has led to shifting trade patterns and resulted in overcapacity in certain trade lanes. These factors have created an environment in which customers are more likely to trade-down from premium express products to standard delivery products in both Europe and Asia. As a result of these circumstances, we have adjusted our air capacity and cost structure in our transportation network to better match the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has remained challenging in 2014, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our delivery network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of our On Road Integrated Optimization and Navigation system - "ORION") should increase our network capacity, and improve operational efficiency, flexibility and reliability. Additionally, we have continued to adjust our transportation network and utilize newly expanded operating facilities (including the $200 million recently completed expansion of our Cologne air hub) to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	%	2014	2013	%
Revenue (in millions)	$14,268	$13,507	5.6%	$28,047	$26,941	4.1%
Operating Expenses (in millions)	13,521	11,765	14.9%	25,787	23,619	9.2%
Operating Profit (in millions)	$747	$1,742	(57.1)%	$2,260	$3,322	(32.0)%
Operating Margin	5.2%	12.9%		8.1%	12.3%
Average Daily Package Volume (in thousands)	16,859	15,722	7.2%	16,929	15,971	6.0%
Average Revenue Per Piece	$10.91	$11.08	(1.5)%	$10.81	$10.97	(1.5)%
Net Income (in millions)	$454	$1,071	(57.6)%	$1,365	$2,108	(35.2)%
Basic Earnings Per Share	$0.49	$1.14	(57.0)%	$1.48	$2.22	(33.3)%
Diluted Earnings Per Share	$0.49	$1.13	(56.6)%	$1.47	$2.21	(33.5)%

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Expenses:
Health and Welfare Plan Charges	$1,066	$—	$1,066	$—
TNT Termination Fee and Related Expenses	—	—	—	284
Gain Upon Liquidation of Foreign Subsidiary	—	—	—	(245)
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	(401)	—	(401)	(75)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

These items have been excluded from comparisons of "adjusted" operating expenses, operating profit and operating margin in the discussion that follows.
Health and Welfare Plan Charges
In connection with the ratification of our national master agreement with the International Brotherhood of Teamsters ("Teamsters") in the second quarter of 2014, we incurred pre-tax charges totaling $1.066 billion ($665 million after-tax) associated with changes in the delivery of healthcare benefits to certain active and retired union employees. These charges are discussed in further detail in the "Collective Bargaining Agreements" section. These charges impacted our U.S. Domestic Package segment ($957 million), International Package segment ($27 million) and Supply Chain & Freight segment ($82 million).
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	%	2014	2013	%
Average Daily Package Volume (in thousands):
Next Day Air	1,233	1,213	1.6%	1,242	1,224	1.5%
Deferred	988	937	5.4%	1,036	978	5.9%
Ground	12,085	11,176	8.1%	12,082	11,373	6.2%
Total Avg. Daily Package Volume	14,306	13,326	7.4%	14,360	13,575	5.8%
Average Revenue Per Piece:
Next Day Air	$20.73	$20.52	1.0%	$20.45	$20.32	0.6%
Deferred	13.05	13.31	(2.0)%	12.77	12.96	(1.5)%
Ground	8.03	8.18	(1.8)%	7.98	8.13	(1.8)%
Total Avg. Revenue Per Piece	$9.47	$9.66	(2.0)%	$9.41	$9.58	(1.8)%
Operating Days in Period	64	64		127	127
Revenue (in millions):
Next Day Air	$1,636	$1,593	2.7%	$3,226	$3,159	2.1%
Deferred	825	798	3.4%	1,680	1,610	4.3%
Ground	6,207	5,850	6.1%	12,250	11,743	4.3%
Total Revenue	$8,668	$8,241	5.2%	$17,156	$16,512	3.9%
Operating Expenses (in millions):
Operating Expenses	$8,459	$7,109	19.0%	$16,020	$14,295	12.1%
Health and Welfare Plan Charges	(957)	—		(957)	—
Adjusted Operating Expenses	$7,502	$7,109	5.5%	$15,063	$14,295	5.4%
Operating Profit (in millions) and Margin:
Operating Profit	$209	$1,132	(81.5)%	$1,136	$2,217	(48.8)%
Adjusted Operating Profit	$1,166	$1,132	3.0%	$2,093	$2,217	(5.6)%
Operating Margin	2.4%	13.7%		6.6%	13.4%
Adjusted Operating Margin	13.5%	13.7%		12.2%	13.4%
Revenue
The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2014 compared with the corresponding periods of 2013:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2014 vs. 2013	7.4%	(2.2)%	—%	5.2%
Year-to-date 2014 vs. 2013	5.8%	(1.8)%	(0.1)%	3.9%
Volume
Our overall volume increased in the second quarter and year-to-date periods of 2014 compared with 2013, largely due to continued solid growth in e-commerce and overall retail sales. Business-to-consumer shipments, which represent approximately 43% of total U.S. Domestic Package volume, grew 14% for the quarter and drove increases in both air and ground shipments. UPS SurePost volume increased more than 60% in the second quarter, and accounted for approximately half of the overall volume growth for the segment. The growth rate of business-to-business volume also accelerated in the second quarter of 2014, largely due to increased volume from the retail industry, including the use of our solutions for omni-channel (including ship-from-store and ship-to-store models) and returns shipping; additionally, business-to-business volume was positively impacted by growth in shipments from the industrial and manufacturing sectors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, volume increased in the second quarter of 2014 compared with 2013 for both our Next Day Air and deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Second Day Air package and residential Next Day Air Saver products. This growth was slightly offset by a decline in Next Day Air letter volume, which was negatively impacted by some competitive losses and slowing growth in the financial services industry. Our business-to-business air volume increased slightly, due to growth in the retail and industrial sectors. The growth in premium and deferred air volume continues to be impacted by economic conditions and changes in our customers' supply chain networks; the combination of these factors influences their sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.
The increase in ground volume in the second quarter and year-to-date periods of 2014 was driven by our SurePost service offering, which had a volume increase of 62% for the quarter (56% year-to-date). Additionally, we experienced moderate volume growth in our traditional residential ground services. Demand for SurePost and our traditional residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers; additionally, business-to-consumer ground volume benefited from a large, one-time catalog shipment after a customer upgraded their distribution channel. Business-to-business ground volume also increased, primarily from the growth in omni-channel retail volume and the increased use of our returns service offerings.
Rates and Product Mix
Overall revenue per piece decreased 2.0% for the second quarter of 2014 compared with the same period of 2013 (1.8% year-to-date), and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on December 30, 2013. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select, and UPS Ground.
In the second quarter and year-to-date periods of 2014, revenue per piece increased slightly for our Next Day Air products, largely due to the base rate increase, an increase in the average weight per package, and a shift in product mix from lower-yielding letters towards higher-yielding packages. Revenue per piece declined for our deferred products in the second quarter, as customer and product mix changes more than offset the increase in base rates. Product mix adversely impacted deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted deferred revenue per piece, due to the faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers.
Ground revenue per piece decreased in the second quarter and year-to-date periods of 2014, as customer and product mix changes more than offset the impact of the base rate increase. Customer and product mix changes adversely impacted revenue per piece as a greater portion of our overall volume in 2014, relative to 2013, came from lighter-weight shipments (including 62% volume growth in SurePost) and larger customers.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharge for domestic air and ground products were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	% Point	2014	2013	% Point
Next Day Air / Deferred	10.7%	11.0%	(0.3)%	10.6%	11.0%	(0.4)%
Ground	7.5%	7.5%	—%	7.3%	7.4%	(0.1)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total domestic fuel surcharge revenue increased by $2 million in the second quarter of 2014, as strong volume increases more than offset the decline in fuel surcharge rates. On a year-to-date basis, fuel surcharge revenue decreased by $17 million, as the lower fuel surcharge rates more than offset the increase in package volume. These decreased fuel surcharge rates for the quarter and year-to-date periods were due to lower jet and diesel fuel prices in the U.S. during 2014.
Operating Expenses
Adjusted operating expenses for the segment increased $393 million for the second quarter of 2014 compared with the same period of 2013 ($768 million year-to-date), and were impacted by several factors. This increase was primarily due to pick-up and delivery costs, which grew $199 million, as well as the cost of operating our domestic integrated air and ground network, which increased $146 million for the second quarter ($374 and $273 million, respectively, year-to-date). The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by an increase in average daily driver hours (up 3.9%) and an increase in employee healthcare expenses. Additionally, we incurred higher costs associated with outside contract carriers, due to volume growth as well as issues associated with service performance of rail carriers. The remaining increase in adjusted operating expenses was mostly attributable to the costs of package sorting, which increased $39 million for the second quarter ($92 million year-to-date), largely due to higher package volume. On a year-to-date basis, poor weather conditions early in 2014 also increased operating expenses through higher overtime hours in our operations, reduced productivity, higher snow removal and utility costs, as well as the additional use of outside contract carriers.
Outside of the adverse weather impact, cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting and delivery efficiency. Improved pick-up and delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume (up 7.4%) at a faster rate than the increase in average daily aircraft block hours (no change for the quarter), vehicle miles driven (up 4.0%) and average daily union labor hours (up 6.0%) in the second quarter of 2014 compared with the same period of 2013. The total adjusted cost per piece decreased 1.7% for the second quarter of 2014 compared with the second quarter of 2013 (0.4% year-to-date).
Operating Profit and Margin
Adjusted operating profit increased $34 million for the second quarter of 2014 compared with 2013. Overall volume growth allowed us to better leverage our transportation network, resulting in better pick-up and delivery density; however, these factors were partially offset by changes in customer and product mix, which combined to pressure our revenue per piece. The adjusted operating margin declined by 20 basis points, as we incurred additional operating costs associated with rail service performance and investments made to enhance operational capabilities and expand network capacity.
On a year-to-date basis, adjusted operating profit declined $124 million in 2014 compared with 2013, as adverse weather conditions early in 2014 and lower yields more than offset the volume growth and productivity improvements discussed previously. The unfavorable weather conditions in the U.S. reduced operating profit approximately $200 million in 2014, including the estimated loss in package volume, increased guaranteed service refunds to customers, and higher operating expenses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	%	2014	2013	%
Average Daily Package Volume (in thousands):
Domestic	1,496	1,427	4.8%	1,513	1,422	6.4%
Export	1,057	969	9.1%	1,056	974	8.4%
Total Avg. Daily Package Volume	2,553	2,396	6.6%	2,569	2,396	7.2%
Average Revenue Per Piece:
Domestic	$7.23	$7.06	2.4%	$7.18	$7.12	0.8%
Export	35.60	36.51	(2.5)%	35.10	35.97	(2.4)%
Total Avg. Revenue Per Piece	$18.97	$18.97	—%	$18.66	$18.85	(1.0)%
Operating Days in Period	64	64		127	127
Revenue (in millions):
Domestic	$692	$645	7.3%	$1,380	$1,286	7.3%
Export	2,408	2,264	6.4%	4,707	4,450	5.8%
Cargo	152	153	(0.7)%	292	304	(3.9)%
Total Revenue	$3,252	$3,062	6.2%	$6,379	$6,040	5.6%
Operating Expenses (in millions):
Operating Expenses	$2,808	$2,611	7.5%	$5,497	$5,237	5.0%
Health and Welfare Plan Charges	(27)	—		(27)	—
TNT Termination Fee and Related Expenses	—	—		—	(284)
Gain Upon Liquidation of Foreign Subsidiary	—	—		—	245
Adjusted Operating Expenses	$2,781	$2,611	6.5%	$5,470	$5,198	5.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$444	$451	(1.6)%	$882	$803	9.8%
Adjusted Operating Profit	$471	$451	4.4%	$909	$842	8.0%
Operating Margin	13.7%	14.7%		13.8%	13.3%
Adjusted Operating Margin	14.5%	14.7%		14.2%	13.9%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$
Revenue			$49			$68
Operating Expenses			(26)			(29)
Operating Profit			$23			$39
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the second quarter and year-to-date periods of 2014 compared with the corresponding periods of 2013:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2014 vs. 2013	6.6%	(2.1)%	0.1%	1.6%	6.2%
Year-to-date 2014 vs. 2013	7.2%	(2.7)%	—%	1.1%	5.6%
Volume
Our overall average daily volume increased in the second quarter and year-to-date periods of 2014, largely due to strong demand from several industries (including retail, healthcare, industrial and automotive).
The export volume increase in the second quarter and year-to-date periods of 2014 was driven by Europe, which experienced a solid increase in volume to all regions of the world. Volume in the intra-European trade lanes was particularly strong, and increased over 14% for the quarter. We also experienced solid export volume growth in the Americas (largely in the Canada-to-U.S. and Mexico-to-U.S. trade lanes) and in Asia (particularly in the Asia-to-Europe and Asia-to-U.S. trade lanes); however, Asian export growth was restrained by fewer technology product launches and fewer shipments from several key customers. Export volume continued to shift towards our standard products, such as Transborder Standard and Worldwide Standard, as compared with our premium express products, such as Worldwide Express. Our international customers continue to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influences their sensitivity towards the price and speed of shipments.
The strong increase in domestic volume in the second quarter and year-to-date periods of 2014 was driven by solid volume growth throughout Europe, as well as in Canada and Mexico.
Rates and Product Mix
Total average revenue per piece decreased 1.7% for the second quarter of 2014 on a currency-adjusted basis (2.2% year-to-date), and was impacted by changes in base rates as well as product mix.
On December 30, 2013, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 4.0% for the second quarter (3.7% year-to-date), as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates (volume for our standard products increased 13%, while volume for our premium express products increased 4%). Additionally, currency-adjusted export revenue per piece was adversely impacted by shorter average trade lanes (due to faster growth in intra-regional shipments) and a reduction in fuel surcharge rates. Changes in customer mix had a small negative impact on revenue per piece in the second quarter, as export volume growth for larger customers exceeded the volume growth for higher-yielding middle market customers.
Currency-adjusted domestic revenue per piece was relatively flat for the second quarter and year-to-date periods (increased 0.4% for the quarter and declined 0.1% year-to-date). Domestic revenue per piece was impacted by base rate increases, as well as changes in product mix and fuel surcharge rates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased by $2 million for the second quarter of 2014 when compared with the same period of 2013 ($3 million year-to-date), primarily due to increased international domestic and export volume; however, this was partially offset by reduced fuel surcharge rates caused by declining fuel prices.
Operating Expenses
Overall adjusted operating expenses for the segment increased $170 million for the second quarter of 2014 compared with the same period in 2013 ($272 million year-to-date). This increase was driven by the cost of pick-up and delivery, which increased $69 million for the second quarter ($135 million year-to-date), as well as the cost of operating our international integrated air and ground network, which increased $76 million for the second quarter ($126 million year-to-date). The increase in pick-up and delivery and network costs were largely driven by higher package volume; however, network costs were mitigated by a 2.3% reduction in average daily aircraft block hours (1.6% year-to-date) resulting from ongoing modifications to our air network. This reduction in block hours was achieved even with a 9.1% increase in second quarter international export volume (8.4% year-to-date) and several air product service enhancements.
The remaining increase in adjusted operating expenses for the quarter were largely due to the costs of package sorting, which increased $14 million for the second quarter ($23 million year-to-date), and was impacted by volume growth. Indirect operating costs increased for the quarter, but decreased year-to-date, and were affected by various factors, including currency remeasurement gains, legal contingency accruals, bad debt expense, and several other factors.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 1.0% for the second quarter of 2014 compared with the same period of 2013 (2.4% year-to-date).
Operating Profit and Margin
Adjusted operating profit increased by $20 million in the second quarter of 2014 ($67 million year-to-date). The adjusted operating margin declined by 20 basis points in the second quarter, due to increased indirect operating costs and higher expense for outside transportation carriers (which was impacted by network capacity constraints in Europe). On a year-to-date basis, the adjusted operating margin increased 30 basis points, as moderate revenue growth combined with the mitigation of expenses through increased productivity, led to the expansion in the operating margin. In addition to the aforementioned factors, the net impact of fuel (fuel expense decreased at a faster rate than fuel surcharge revenue) and the net impact of currency (remeasurement and translation gains) resulted in a favorable impact on operating profit of $57 million when comparing the second quarter of 2014 with 2013 ($87 million year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	%	2014	2013	%
Freight LTL Statistics:
Revenue (in millions)	$672	$635	5.8%	$1,275	$1,231	3.6%
Revenue Per Hundredweight	$22.50	$21.61	4.1%	$22.51	$21.73	3.6%
Shipments (in thousands)	2,736	2,717	0.7%	5,223	5,235	(0.2)%
Shipments Per Day (in thousands)	42.7	42.5	0.7%	41.1	41.2	(0.2)%
Gross Weight Hauled (in millions of lbs)	2,985	2,939	1.6%	5,663	5,668	(0.1)%
Weight Per Shipment (in lbs)	1,091	1,082	0.8%	1,084	1,083	0.1%
Operating Days in Period	64	64		127	127
Revenue (in millions):
Forwarding and Logistics	$1,432	$1,333	7.4%	$2,765	$2,693	2.7%
Freight	771	731	5.5%	1,465	1,419	3.2%
Other	145	140	3.6%	282	277	1.8%
Total Revenue	$2,348	$2,204	6.5%	$4,512	$4,389	2.8%
Operating Expenses (in millions):
Operating Expenses	$2,254	$2,045	10.2%	$4,270	$4,087	4.5%
Health and Welfare Plan Charges	(82)	—		(82)	—
Adjusted Operating Expenses	$2,172	$2,045	6.2%	$4,188	$4,087	2.5%
Operating Profit (in millions) and Margin:
Operating Profit	$94	$159	(40.9)%	$242	$302	(19.9)%
Adjusted Operating Profit	$176	$159	10.7%	$324	$302	7.3%
Operating Margin	4.0%	7.2%		5.4%	6.9%
Adjusted Operating Margin	7.5%	7.2%		7.2%	6.9%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(3)			$(15)
Operating Expenses			1			11
Operating Profit			$(2)			$(4)
___________________

*	Amount represents the change compared to the prior year.
Revenue
Forwarding and logistics revenue increased $99 million in the second quarter of 2014 compared with the corresponding period in 2013 ($72 million year-to-date). Forwarding revenue increased in the second quarter and year-to-date periods, primarily due to volume and tonnage growth in our international air freight, North American air freight and ocean freight businesses, which were impacted by improving overall market demand. This was partially offset, however, by lower rates charged to our customers in our international air forwarding business, which was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. Revenue for our logistics products increased in the second quarter and year-to-date periods of 2014 compared with 2013, as we experienced solid growth in our mail services, healthcare and retail distribution solutions; however, this was partially offset by revenue declines among our technology customers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight revenue increased $40 million for the second quarter of 2014 ($46 million year-to-date), driven by an increase in LTL revenue per hundredweight, as well as smaller increases in tonnage and average daily LTL shipments. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as general rate increases averaging 4.4% and 5.9% that took effect in March 2014 and June 2013, respectively, covering non-contractual shipments in the United States, Canada and Mexico. The increases in tonnage and average daily LTL shipments for the second quarter were impacted by overall U.S. economic growth and improving LTL market conditions; however the adverse weather conditions in the U.S. during the first quarter of 2014 resulted in year-to-date declines in both tonnage and shipments. LTL fuel surcharge revenue increased by $9 million in the second quarter of 2014 compared with the corresponding period of the prior year ($7 million year-to-date), due to changes in diesel fuel prices and overall LTL shipment volume.
Revenue for the other businesses within Supply Chain & Freight increased $5 million in the second quarter and year-to-date periods of 2014, due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions; however, this was partially offset by a decline in revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.
Operating Expenses
Forwarding and logistics adjusted operating expenses increased $95 million for the second quarter of 2014 compared with the same period of 2013 ($62 million year-to-date), largely due to higher purchased transportation and employee compensation expenses. Purchased transportation expense increased by $73 million in the second quarter ($50 million year-to-date), primarily due to higher volume and tonnage in our international air freight forwarding business, but partially offset by lower rates charged to us by third-party transportation carriers. The remaining increase in expense was impacted by higher employee compensation costs for both management and hourly employees, due to merit salary and wage increases along with an increase in the overall size of the workforce.
Freight adjusted operating expenses increased $28 million in the second quarter of 2014 ($38 million year-to-date), while the total adjusted cost per LTL shipment increased 3.2% (3.0% year-to-date). The increase in adjusted operating expenses was largely due to pick-up and delivery expenses and the costs associated with operating our linehaul network, which increased $20 and $18 million, respectively, in the second quarter ($39 and $20 million year-to-date, respectively). The increases in pick-up and delivery and network costs were primarily due to contractual wage increases, higher LTL volume and increased costs associated with outside contract and rail carriers. Partially offsetting these cost increases were reductions in indirect operating expenses, including lower auto liability and worker's compensation costs, which were impacted by operational safety and claims management initiatives, as well as lower pension expense.
Operating expenses for the other businesses within Supply Chain & Freight increased $4 million in the second quarter of 2014 compared with 2013 ($1 million year-to-date).
Operating Profit and Margin
Adjusted operating profit for the forwarding and logistics unit increased by $4 million in the second quarter of 2014 compared to the same period in 2013 ($10 million year-to-date), largely driven by strong results in ocean freight, North American air freight, brokerage and mail services. These products were impacted by improving market demand, cost controls and solid operating margin increases. The operating profit improvements in these businesses were partially offset by reduced profitability in our international air forwarding business. Continued excess capacity in key trade lanes pressured the rates we charge to our customers, which more than offset the reduced rates we incur from third-party transportation carriers, and thereby led to a decline in our international air freight operating margin.
Adjusted operating profit for our freight unit increased $12 million in the second quarter of 2014 compared to the same period in 2013 ($8 million year-to-date), as increased yields and higher productivity more than offset contractual union wage increases.
The combined operating profit for all of our other businesses in this segment increased $1 million during the second quarter ($4 million year-to-date), primarily due to higher operating profit at UPS Capital and UPS Customer Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	%	2014	2013	%
Operating Expenses (in millions):
Compensation and Benefits	$8,375	$6,981	20.0%	$15,640	$13,949	12.1%
Health and Welfare Plan Charges	(1,066)	—		(1,066)	—
Adjusted Compensation and Benefits	7,309	6,981	4.7%	14,574	13,949	4.5%

Repairs and Maintenance	341	309	10.4%	670	618	8.4%
Depreciation and Amortization	473	466	1.5%	941	940	0.1%
Purchased Transportation	1,988	1,731	14.8%	3,896	3,511	11.0%
Fuel	980	992	(1.2)%	1,952	1,998	(2.3)%
Other Occupancy	241	225	7.1%	538	478	12.6%

Other Expenses:	1,123	1,061	5.8%	2,150	2,125	1.2%
TNT Termination Fee and Related Expenses	—	—		—	(284)
Gain Upon Liquidation of Foreign Subsidiary	—	—		—	245
Adjusted Other Expenses	1,123	1,061	5.8%	2,150	2,086	3.1%

Total Operating Expenses	$13,521	$11,765	14.9%	$25,787	$23,619	9.2%
Adjusted Total Operating Expenses	$12,455	$11,765	5.9%	$24,721	$23,580	4.8%

			$			$
Currency Translation (Benefit) Cost			$25			$18

Compensation and Benefits
Employee payroll costs increased $238 million for the second quarter of 2014 compared with 2013 ($469 million year-to-date), largely due to contractual union wage rate increases, a 6.0% increase in average daily union labor hours, and a merit salary increase for management employees. The increase in average daily union labor hours was impacted by volume growth in the second quarter and year-to-date periods of 2014; additionally, adverse weather conditions in the early part of 2014 also contributed to an increase in labor hours in the year-to-date comparison.
Adjusted benefits expense increased $90 million for the second quarter of 2014 compared with 2013 ($156 million year-to-date), primarily due to increased health and welfare costs, payroll taxes and vacation, holiday and excused absence expenses. These factors are discussed further as follows:

•
Adjusted health and welfare costs increased $62 million for the second quarter of 2014 compared with 2013 ($116 million year-to-date), largely due to higher medical claims in company-sponsored plans, increased contributions to multiemployer plans and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010. The growth in multiemployer plan contributions was impacted by contractual contribution rate increases and higher union labor hours.

•
Payroll taxes increased $13 million in the second quarter of 2014 compared with 2013 ($29 million year-to-date), primarily as a result of union wage increases and the timing of management incentive compensation payments.

•
Vacation, holiday and excused absence expense increased $6 million in the second quarter of 2014 compared with 2013 ($21 million year-to-date), due to increased vacation entitlements earned based on employees' years of service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The increase in repairs and maintenance expense for the second quarter and year-to-date periods was primarily due to higher aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets.
Depreciation and Amortization
The slight increase in depreciation and amortization expense in the second quarter and year-to-date periods of 2014 was primarily due to higher depreciation expense on vehicles, due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations. This increase was largely offset by lower amortization expense on capitalized software and a reduction in building and facility depreciation (as certain assets became fully depreciated).
Purchased Transportation
The $257 million increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the second quarter of 2014 ($385 million year-to-date), was driven by several factors:

•
Our U.S. Domestic Package segment incurred a $116 million increase in expense for the second quarter ($224 million year-to-date), primarily due to (1) higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product; (2) the increased use of, and higher rates passed to us from, rail carriers; and (3) the increased use of outside contract carriers, which was impacted by volume growth and rail carrier service issues; additionally, adverse weather conditions in the early months of 2014 resulted in the additional use of outside contract carriers in the year-to-date period.

•
Our International Package segment incurred a $46 million increase in expense for the second quarter ($84 million year-to-date), primarily due to higher costs incurred for the use of outside transportation providers, which was impacted by strong international volume growth.

•
Our UPS Freight business incurred a $22 million increase in expense for the second quarter ($27 million year-to-date), largely due to the increased use of, and higher rates passed to us from, rail carriers.

•
The purchased transportation expense for our forwarding & logistics business increased $73 million for the second quarter ($50 million year-to-date), largely due to increased volume and tonnage in our international air freight forwarding business, but partially offset by reduced rates charged to us by third-party transportation carriers.

Fuel
The $12 million decrease in fuel expense for the second quarter of 2014 ($46 million year-to-date) was primarily due to the decline in fuel prices, which decreased expense by $9 million for the quarter, net of hedging ($43 million year-to-date). We also incurred a slight decline in fuel usage during the second quarter and year-to-date periods, as a reduction in aircraft block hours more than offset an increase in vehicle miles driven.
Other Occupancy
The $16 million increase in other occupancy expense in the second quarter of 2014 ($60 million year-to-date) was primarily due to a $6 million increase in facility rent expense ($10 million year-to-date) and a $5 million increase in natural gas and electric utility expenses ($22 million year-to-date). The year-to-date increase was also impacted by the adverse weather conditions in the U.S. in the early months of 2014, which resulted in higher snow removal costs at our operating facilities ($19 million year-to-date) and increased natural gas and electric utility costs.

Other Expenses
The $62 million increase in adjusted other expenses in the second quarter of 2014 ($64 million year-to-date) was impacted by a number of factors. Transportation equipment rentals increased $12 million for the quarter ($26 million year-to-date), and were affected by the growth in package volume. We also incurred increases in several other expense categories, including transportation security costs, bad debt expense, warehouse and office equipment rentals, and legal contingency costs. These increases were partially offset by business interruption insurance claim reimbursements from previous weather-related events.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	%	2014	2013	%
(in millions)
Investment Income	$25	$3	N/A	$25	$8	N/A
Interest Expense	$(89)	$(98)	(9.2)%	$(179)	$(194)	(7.7)%
Investment Income
The increase in investment income for the second quarter of 2014 was primarily due to a $9 million increase in realized gains on the sales of investments ($8 million year-to-date) and an $10 million decrease in losses from fair value adjustments on real estate partnerships ($12 million year-to-date). These increases were partially offset by a decline in the average balance of invested assets.
Interest Expense
Interest expense decreased in the second quarter and year-to-date periods of 2014, largely due to a lower average balance of debt outstanding. In addition, interest expense declined due to having a larger proportion of our debt swapped to lower variable rates in the second quarter and year-to-date periods of 2014 compared with 2013.
Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	%	2014	2013	%
(in millions)
Income Tax Expense	$229	$576	(60.2)%	$741	$1,028	(27.9)%
Health and Welfare Plan Charges	401	—		401	—
TNT Termination Fee and Related Expenses	—	—		—	107
Gain Upon Liquidation of Foreign Subsidiary	—	—		—	(32)
Adjusted Income Tax Expense	$630	$576	9.4%	$1,142	$1,103	3.5%
Effective Tax Rate	33.5%	35.0%		35.2%	32.8%
Adjusted Effective Tax Rate	36.0%	35.0%		36.0%	34.7%
Our adjusted effective tax rate increased to 36.0% in the second quarter of 2014 from 35.0% in the same period of 2013 (36.0% and 34.7% year-to-date, respectively) due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income.
 Our effective tax rate decreased to 33.5% in the second quarter of 2014 compared with 35.0% in the same period of 2013 primarily due to the $1.066 billion pre-tax charge associated with certain health and welfare benefit plan changes, which generated a tax benefit at a rate higher than the effective tax rate. On a year-to-date basis, our effective tax rate increased to 35.2% in 2014 from 32.8% in 2013 due to prior year results including a gain from liquidating a foreign subsidiary which was non-taxable, in addition to the aforementioned trends with U.S. Federal and state tax credits.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six Months Ended June 30,
	2014	2013
Net income	$1,365	$2,108
Non-cash operating activities (a)	2,645	1,414
Pension and postretirement plan contributions (UPS-sponsored plans)	(115)	(114)
Settlement of postretirement benefit obligation	(1,995)	—
Income tax receivables and payables	69	(176)
Changes in working capital and other non-current assets and liabilities	(144)	298
Other sources (uses) of cash from operating activities	7	(99)
Net cash from operating activities	$1,832	$3,431
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Operating cash flow was adversely impacted by $2.062 billion due to certain transactions resulting from the ratification of our collective bargaining agreement with the Teamsters in 2014:

•
We paid $1.995 billion to settle postretirement benefit obligations for certain Teamster employees, and paid an additional $276 million that has been accounted for as a deposit until the ratification of certain other collective bargaining agreements.

•	We paid $204 million in 2014 for retroactive economic benefits under the collective bargaining agreement that were related to the period between August through December of 2013.

•	As of June 30, 2014, we have received cash tax benefits of $413 million from the payments described above (through reduced U.S. Federal and state quarterly income tax payments).
Operating cash flow was adversely impacted by $246 million in 2013, due to certain TNT Express transaction-related charges. We paid a termination fee to TNT Express of €200 million ($268 million) under the agreement to terminate the merger protocol, and also incurred additional transaction-related expenses of $16 million. As of June 30, 2013, we had received net cash tax benefits of $38 million from these TNT Express transaction-related items.
Apart from the transactions described above, operating cash flow increased approximately $217 million in 2014 compared with 2013, largely due to improvements in our working capital position and changes in income tax payables and receivables. In 2014, our working capital position experienced a relatively greater seasonal improvement, as the compressed holiday shipping season in the fourth quarter of 2013 resulted in an increase in working capital at year-end. The cash payments for income taxes decreased in 2014 compared with 2013, and were impacted by the timing of current tax deductions.
As of June 30, 2014, the total of our worldwide holdings of cash and cash equivalents was $3.056 billion, of which $1.634 billion was held by foreign subsidiaries. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2014	2013
Net cash used in investing activities	$(1,802)	$(1,853)

Capital Expenditures:
Buildings and facilities	$(207)	$(183)
Aircraft and parts	(25)	(274)
Vehicles	(385)	(281)
Information technology	(196)	(252)
	$(813)	$(990)

Capital Expenditures as a % of Revenue	2.9%	3.7%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$10	$24
Net decrease in finance receivables	$13	$19
Net sales (purchases) of marketable securities	$(959)	$(898)
Cash paid for business acquisitions	$(22)	$—
Other sources (uses) of cash for investing activities	$(31)	$(8)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first six months of 2014 compared with 2013, due to several facility automation and capacity expansion projects. Capital spending on aircraft declined due to the completion of our Boeing 767-300 order in 2013 (we no longer have any open aircraft orders in 2014). Capital spending on vehicles increased in the first six months of 2014 in our U.S. and international package businesses, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital spending on technology decreased in the first six months of 2014, largely due to fewer new capitalized software projects.
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
Other investing activities include the cash settlement of derivative contracts used in our currency and commodity hedging programs, as well as capital contributions into certain investment partnerships. We received (paid) cash of ($14) and $21 million in the first six months of 2014 and 2013, respectively, for the settlement of derivative contracts.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used in Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2014	2013
Net cash used in financing activities	$(1,632)	$(4,041)
Share Repurchases:
Cash expended for shares repurchased	$(1,379)	$(1,867)
Number of shares repurchased	(13.7)	(21.8)
Shares outstanding at period end	914	938
Percent reduction in shares outstanding	(1.0)%	(1.6)%
Dividends:
Dividends declared per share	$1.34	$1.24
Cash expended for dividend payments	$(1,192)	$(1,140)
Borrowings:
Net borrowings (repayment) of debt principal	$840	$(716)
Other Financing Activities:
Cash received for common stock issuances	$149	$293
Other sources (uses) of cash for financing activities	$(50)	$(611)
Capitalization (as of June 30 each year):
Total debt outstanding at period end	$11,842	$11,923
Total shareowners’ equity at period end	5,585	3,630
Total capitalization	$17,427	$15,553
Debt to Total Capitalization %	68.0%	76.7%
We repurchased a total of 13.7 million shares of class A and class B common stock for $1.363 billion in the first six months ended June 30, 2014, and 21.8 million shares for $1.836 billion for the first six months ended June 30, 2013 ($1.379 and $1.867 billion in repurchases for 2014 and 2013, respectively, are reported on the cash flow statement due to the timing of settlements). In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of June 30, 2014, we had $5.451 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2014.
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
Issuances of debt in the first six months of 2014 and 2013 consisted primarily of commercial paper. Repayments of debt in 2014 consisted primarily of the $1.0 billion 3.875% senior notes that matured in April 2014, while repayments in 2013 consisted primarily of the $1.75 billion 4.5% senior notes that matured in January 2013. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, the purchase of noncontrolling interests, and tax withholdings on vested employee stock awards. We received (paid) net premiums of $102 and ($399) million during the first six months of 2014 and 2013, respectively, related to entering into and settling capped call options for the purchase of class B shares. We paid $70 million in 2013 to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. Cash paid to settle the tax withholdings on vested employee stock awards was $154 and $138 million during the first six months of 2014 and 2013, respectively.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $1.860 billion outstanding under this program as of June 30, 2014, with an average interest rate of 0.10%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of June 30, 2014, there were no amounts outstanding under this program.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 27, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2014.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 28, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2014.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a negative outlook from Standard & Poor’s and a stable outlook from Moody's.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2014 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2014, 10% of net tangible assets was equivalent to $2.349 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2014 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
UPS and our subsidiary Mail Boxes Etc., Inc. are defendants in a lawsuit in California Superior Court about the rebranding of The UPS Store franchises.  In the Morgate case, the plaintiffs are (1) 125 individual franchisees who did not rebrand to The UPS Store; and (2) a certified class of all franchisees who did rebrand. With respect to the 125 individual franchisees described in (1) above, the trial court entered judgment against a bellwether individual plaintiff, which was affirmed in January 2012.  In March 2013, we reached a settlement with the remaining individual plaintiffs who did not rebrand; this settlement did not have a material adverse effect on our financial condition, results of operations or liquidity.  The trial court granted our motion for summary judgment against the certified class described in (2) above, which was reversed in January 2012.  We have not reached a settlement with this class of franchisees, and the claims of the class remain pending. The trial is scheduled for February 2015.
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
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS submitted its written defenses to these allegations in April 2014. In November 2012, the Commerce Commission of Singapore initiated an investigation with respect to similar matters.
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
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. The plaintiffs filed a Second Amended Complaint in October 2010, which we moved to dismiss. In August 2012, the Court granted our motion to dismiss all claims relevant to UPS in the Second Amended Complaint, with leave to amend. The plaintiffs filed a Third Amended Complaint in November 2012. We filed another motion to dismiss. In January 2014, the Court dismissed UPS from one of the claims in the Third Amended Complaint with prejudice, but denied UPS's motion to dismiss with respect to the other claims asserted against UPS. In June 2014, UPS entered into an agreement in principle with the plaintiffs to settle the remaining claims asserted against UPS for an immaterial amount. This agreement in principle is subject to the negotiation of final settlement documents and court approval of the settlement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In January 2014, we received a Civil Investigative Demand from the Department of Justice seeking documents related to possible violations of the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. We have been contacted by several states requesting similar information. The Company has been cooperating with these inquiries.
It is not possible to predict the potential outcome of these matters at this stage, or to reasonably estimate the range or amount of possible loss, if any, that may result from these investigations based on a number of factors, including: (1)  the investigations are not complete; (2) these matters are at an early stage and there are unresolved questions of law and fact that could be of importance to the ultimate resolution of these matters; (3) the scope and size of potentially affected government customers and the time period covered by potential claims remains uncertain; and (4) our current intention to vigorously defend any claims of FCA violations. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a defendant in various other lawsuits that arose in the normal course of business. We do not believe that the eventual resolution of these other lawsuits (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.

Collective Bargaining Agreements
Status of Collective Bargaining Agreements
As of December 31, 2013, we had approximately 253,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). These agreements ran through July 31, 2013, but had been indefinitely extended pending the ratification of a new agreement with the Teamsters. On April 24, 2014, the Teamsters ratified a new national master agreement with UPS that will expire on July 31, 2018 (discussed further below).
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested mediation by the National Mediation Board for the ongoing contract negotiations.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). Our previous agreements with the IAM ran through July 31, 2014; on July 28, 2014, the IAM ratified new collective bargaining agreements that will expire on July 31, 2019.
Ratification of New Collective Bargaining Agreements
On April 24, 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The UPS Freight business unit ratified its national master agreement in January 2014.
The economic provisions in the NMA include wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions are retroactive to August 1, 2013, which is the effective date of the NMA. In the second quarter of 2014, we remitted $278 million for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
In addition to the retroactive economic provisions of the NMA, there are certain changes to the delivery of healthcare benefits that are effective at various dates. These changes impact approximately 36,000 full-time and 73,000 part-time active employees covered by the NMA and the UPS Freight collective bargaining agreement (collectively referred to as the “NMA Group”), as well as approximately 16,000 employees covered by other collective bargaining agreements (the “Non-NMA Group”). These provisions are discussed further below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Changes to the Delivery of Active and Postretirement Healthcare Benefits
Prior to ratification, the NMA Group and Non-NMA Group employees received their healthcare benefits through UPS-sponsored active and postretirement health and welfare benefit plans. Effective June 1, 2014, we ceased providing healthcare benefits to active NMA Group employees through these UPS-sponsored benefit plans, and the responsibility for providing healthcare benefits for active employees was assumed by three separate multiemployer healthcare funds (the “Funds”). The responsibility for providing healthcare benefits for the active Non-NMA Group employees will also be assumed by the Funds on dates ranging from October 1, 2014 through January 1, 2015, depending on the ratification date of the applicable collective bargaining agreement. We will make contributions to the Funds based on negotiated fixed hourly or monthly contribution rates for the duration of the NMA and other applicable collective bargaining agreements.

Additionally, the Funds assumed the obligation to provide postretirement healthcare benefits to the employees in the NMA Group who retire on or after January 1, 2014. The postretirement healthcare benefit obligation for the employees in the Non-NMA Group will be assumed by the Funds for employees retiring on or after January 1, 2014 or January 1, 2015, depending on the applicable collective bargaining agreement. In exchange for the assumption of the obligation to provide postretirement healthcare benefits to the NMA Group and Non-NMA Group, we transferred cash totaling $2.271 billion to the Funds in the second quarter of 2014. UPS-sponsored health and welfare benefit plans retained responsibility for providing postretirement healthcare coverage for employees in the NMA Group who retired from UPS prior to January 1, 2014, and for employees in the Non-NMA Group who retire from UPS prior to the January 1, 2014 or January 1, 2015 effective date in the applicable collective bargaining agreement.
Accounting Impact of Health and Welfare Plan Changes
Second Quarter 2014 - Income Statement Impact:
We recorded a pre-tax charge of $1.066 billion ($665 million after-tax) in the second quarter of 2014 for the health and welfare plan changes described above. The components of this charge, which was included in "Compensation and benefits" expense on the statement of consolidated income, are as follows:

•
Partial Plan Curtailment: We recorded a $112 million pre-tax curtailment loss due to the elimination of future service benefit accruals. This curtailment loss represents the accelerated recognition of unamortized prior service costs.

•
Remeasurement of Postretirement Obligation: We recorded a $746 million pre-tax loss due to the remeasurement of the postretirement benefit obligations of the affected UPS-sponsored health and welfare benefit plans.

•	Settlement: We recorded a $208 million pre-tax settlement loss, which represents the recognition of unamortized actuarial losses associated with the postretirement obligation for the NMA Group.
Second Quarter 2014 - Balance Sheet and Cash Flow Impact:
During the second quarter of 2014, we transferred cash totaling $2.271 billion to the Funds for the assumption of the postretirement healthcare benefit obligations. Of this cash transfer amount, $1.995 billion was accounted for as a settlement of our postretirement obligation for the NMA Group, while the remaining $276 million was accounted for as a prepaid deposit asset (recorded in "Other Current Assets" on the consolidated balance sheets) until the ratification of the collective bargaining agreements covering the Non-NMA Group. We have received approximately $375 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) as of June 30, 2014, and we anticipate receiving the remaining cash tax benefits of approximately $479 million resulting from these payments over the remainder of 2014.
For NMA Group employees who retired prior to January 1, 2014 and remain with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans resulted in an increase in the postretirement benefit obligation, and a corresponding decrease in pre-tax accumulated other comprehensive income, of $13 million upon ratification.
After the remeasurement and settlement of the obligation for the NMA Group, the total postretirement medical benefit obligation was reduced by $858 million from $3.691 billion at December 31, 2013 to $2.833 billion at June 30, 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Remainder of 2014:
Upon ratification of the collective bargaining agreements covering the Non-NMA Group, we plan to record a pre-tax charge of approximately $31 million for the remeasurement and settlement of the postretirement obligation associated with these employees. At the same time, the $276 million prepaid deposit asset, described previously, will be used to settle the postretirement benefit obligation for the Non-NMA Group. We anticipate the ratification of these agreements covering the Non-NMA Group will occur prior to December 31, 2014.
Based on the anticipated expense and contribution levels for the remainder of 2014, in addition to the remeasurement and settlement of the obligations, we expect that the total postretirement medical benefit obligation will be reduced by approximately $1.094 billion from $3.691 billion at December 31, 2013 to approximately $2.597 billion at December 31, 2014.
The accounting charges and other amounts described above are estimates based on actuarial valuation assumptions, and will be updated as necessary for any changes in discount rates, final collective bargaining agreement details and similar factors for the Non-NMA Group.
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

Recent Accounting Pronouncements
Adoption of New Accounting Standards
In January 2014, the FASB issued an accounting standards update that adds new disclosure requirements for investments in qualified affordable housing projects through limited liability entities. If certain conditions are met, the cost of an entity's investment in proportion to the tax credits and other tax benefits it receives may be amortized and included as a component of income tax expense. In January 2008, we adopted the fair value option for our investments in certain investment partnerships that were previously accounted for under the equity method; therefore, this accounting standards update did not have any effect on our consolidated financial position or results of operations.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements had an immaterial impact on our consolidated financial position and results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued an accounting standards update that provides a single comprehensive model for entities in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The underlying principle within the update is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The update requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. The update is effective for us beginning in the first quarter of 2017 and early adoption is not permitted. The Company is currently evaluating the update to determine the impact of its adoption on our consolidated financial position and results of operations.
Other accounting pronouncements issued, but not effective until after June 30, 2014, are not expected to have a significant impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2014	December 31, 2013
Currency Derivatives	$2	$63
Interest Rate Derivatives	242	163
	$244	$226
Our market risks, hedging strategies and financial instrument positions at June 30, 2014 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. In 2014, we entered into several foreign currency forwards on the Indian Rupee, Malaysian Ringgit, Mexican Peso and Chinese Renminbi. We also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first six months of 2014. The remaining fair value changes between December 31, 2013 and June 30, 2014 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
The forward contracts, swaps, and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines.
We have agreements with substantially all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $188 million and were required to post $10 million in collateral with our counterparties as of June 30, 2014.
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
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) A summary of our repurchases of our class A and class B common stock during the second quarter of 2014 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2014	4.5	$100.29	4.1	$5,745
May 1 – May 31, 2014	1.5	101.31	1.3	5,612
June 1 – June 30, 2014	1.6	102.72	1.6	5,451
Total April 1 – June 30, 2014	7.6	$101.03	7.0
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2014.

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
Credit Agreement (364-Day Facility) dated March 28, 2014 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC and BNP Paribas Securities Corp. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ending March 31, 2014).

10.2	—
Credit Agreement (5 Year Facility) dated March 28, 2014 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC and BNP Paribas Securities Corp. as joint lead arrangers and joint bookrunners, Barclays Bank PLC and BNP Paribas as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ending March 31, 2014).

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 6, 2014	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)