Form 10-Q
period 2014-09-30
UNITED PARCEL SERVICE INC
filed 2014-11-06
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 202,881,932 Class A shares, and 702,344,384 Class B shares, with a par value of $0.01 per share, outstanding at November 3, 2014.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2014 (unaudited) and December 31, 2013
(In millions)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,204	$4,665
Marketable securities	1,367	580
Accounts receivable, net	5,822	6,502
Deferred income tax assets	591	684
Other current assets	1,334	956
Total Current Assets	13,318	13,387
Property, Plant and Equipment, Net	17,843	17,961
Goodwill	2,154	2,190
Intangible Assets, Net	828	775
Non-Current Investments and Restricted Cash	445	444
Derivative Assets	441	323
Other Non-Current Assets	877	1,132
Total Assets	$35,906	$36,212
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,393	$48
Accounts payable	2,112	2,478
Accrued wages and withholdings	2,178	2,325
Self-insurance reserves	567	719
Other current liabilities	1,846	1,561
Total Current Liabilities	9,096	7,131
Long-Term Debt	9,858	10,824
Pension and Postretirement Benefit Obligations	6,749	7,051
Deferred Income Tax Liabilities	1,276	1,244
Self-Insurance Reserves	1,932	2,059
Other Non-Current Liabilities	1,351	1,415
Shareowners’ Equity:
Class A common stock (203 and 212 shares issued in 2014 and 2013)	2	2
Class B common stock (706 and 712 shares issued in 2014 and 2013)	7	7
Additional paid-in capital	—	—
Retained earnings	6,229	6,925
Accumulated other comprehensive loss	(611)	(460)
Deferred compensation obligations	59	69
Less: Treasury stock (1 share in 2014 and 2013)	(59)	(69)
Total Equity for Controlling Interests	5,627	6,474
Total Equity for Non-Controlling Interests	17	14
Total Shareowners’ Equity	5,644	6,488
Total Liabilities and Shareowners’ Equity	$35,906	$36,212
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$14,290	$13,521	$42,337	$40,462
Operating Expenses:
Compensation and benefits	7,217	6,961	22,857	20,910
Repairs and maintenance	341	311	1,011	929
Depreciation and amortization	485	460	1,426	1,400
Purchased transportation	2,049	1,781	5,945	5,292
Fuel	978	968	2,930	2,966
Other occupancy	241	225	779	703
Other expenses	1,025	1,011	3,175	3,136
Total Operating Expenses	12,336	11,717	38,123	35,336
Operating Profit	1,954	1,804	4,214	5,126
Other Income and (Expense):
Investment income	2	2	27	10
Interest expense	(87)	(92)	(266)	(286)
Total Other Income and (Expense)	(85)	(90)	(239)	(276)
Income Before Income Taxes	1,869	1,714	3,975	4,850
Income Tax Expense	655	617	1,396	1,645
Net Income	$1,214	$1,097	$2,579	$3,205
Basic Earnings Per Share	$1.33	$1.17	$2.81	$3.40
Diluted Earnings Per Share	$1.32	$1.16	$2.78	$3.37

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,214	$1,097	$2,579	$3,205
Change in foreign currency translation adjustment, net of tax	(251)	67	(248)	(260)
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	1	1	(7)
Change in unrealized gain (loss) on cash flow hedges, net of tax	210	12	169	70
Change in unrecognized pension and postretirement benefit costs, net of tax	27	28	(73)	82
Comprehensive income	$1,199	$1,205	$2,428	$3,090
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$2,579	$3,205
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,426	1,400
Pension and postretirement benefit expense	1,734	835
Pension and postretirement benefit contributions	(163)	(158)
Settlement of postretirement benefit obligation	(1,995)	—
Self-insurance reserves	(277)	(68)
Deferred tax expense (benefit)	67	(395)
Stock compensation expense	430	406
Other (gains) losses	202	(48)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	448	417
Other current assets	(60)	11
Accounts payable	(400)	(429)
Accrued wages and withholdings	(101)	121
Other current liabilities	312	(154)
Other operating activities	(11)	(83)
Net cash from operating activities	4,191	5,060
Cash Flows From Investing Activities:
Capital expenditures	(1,444)	(1,605)
Proceeds from disposals of property, plant and equipment	28	90
Purchases of marketable securities	(2,551)	(2,475)
Sales and maturities of marketable securities	1,856	1,493
Net decrease in finance receivables	23	28
Cash paid for business acquisitions	(22)	(20)
Other investing activities	(29)	26
Net cash used in investing activities	(2,139)	(2,463)
Cash Flows From Financing Activities:
Net change in short-term debt	1,066	1,653
Proceeds from long-term borrowings	1,286	100
Repayments of long-term borrowings	(1,021)	(1,861)
Purchases of common stock	(2,062)	(2,866)
Issuances of common stock	203	368
Dividends	(1,780)	(1,702)
Other financing activities	(105)	(408)
Net cash used in financing activities	(2,413)	(4,716)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(100)	(26)
Net Increase (Decrease) In Cash And Cash Equivalents	(461)	(2,145)
Cash And Cash Equivalents:
Beginning of period	4,665	7,327
End of period	$4,204	$5,182
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2014, our results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2014. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position or results of operations.
Accounting Standards Issued But Not Yet Effective
In April 2014, the FASB issued an accounting standards update that changes the requirements for reporting discontinued operations. This update will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has a major effect on an entity's operations and financial results. This update also expands the disclosures for discontinued operations, and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This new guidance becomes effective for us prospectively in the first quarter of 2015. This amended guidance will only have a potential impact to the extent that we discontinue any operations in future periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This amended guidance is effective for us beginning in the first quarter of 2017 and early adoption is not permitted. We are currently evaluating the impact that this amended guidance will have on our consolidated financial position and results of operations.
In June 2014, the FASB issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This new guidance becomes effective for us beginning in the first quarter of 2015, but early adoption is permitted. This new guidance is not expected to have a material impact on our consolidated financial position or results of operations.
Other accounting pronouncements issued, but not effective until after September 30, 2014, are not expected to have a material impact on our consolidated financial position or results of operations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2014 and 2013 was $124 and $118 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2014 and 2013 was $430 and $406 million pre-tax, respectively.

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2014 and December 31, 2013 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2014
Current marketable securities:
U.S. government and agency debt securities	$338	$—	$(1)	$337
Mortgage and asset-backed debt securities	95	1	(1)	95
Corporate debt securities	817	1	—	818
Other debt and equity securities	117	—	—	117
Total marketable securities	$1,367	$2	$(2)	$1,367

December 31, 2013
Current marketable securities:
U.S. government and agency debt securities	$355	$—	$(1)	$354
Mortgage and asset-backed debt securities	76	1	(2)	75
Corporate debt securities	146	1	(1)	146
Other debt and equity securities	5	—	—	5
Total marketable securities	$582	$2	$(4)	$580

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Of the total investments in marketable securities listed above, $780 million and $0 as of September 30, 2014 and December 31, 2013, respectively, have been classified as "trading", with unrealized gains and losses recognized in investment income within the statements of consolidated income.
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of September 30, 2014. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2014, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$807	$807
Due after one year through three years	450	450
Due after three years through five years	15	15
Due after five years	93	93
	1,365	1,365
Equity securities	2	2
	$1,367	$1,367
Non-Current Investments and Restricted Cash
We had $426 and $425 million of restricted cash related to our self-insurance requirements as of September 30, 2014 and December 31, 2013, respectively, which is reported in “Non-Current Investments and Restricted Cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash equivalent type assets.
At September 30, 2014 and December 31, 2013, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. This investment is classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets, with the quarterly change in investment value recognized in the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other investments” in the tables below and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.15% and 8.65% as of September 30, 2014 and December 31, 2013, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2014
Marketable Securities:
U.S. government and agency debt securities	$337	$—	$—	$337
Mortgage and asset-backed debt securities	—	95	—	95
Corporate debt securities	—	818	—	818
Other debt and equity securities	—	117	—	117
Total marketable securities	337	1,030	—	1,367
Other investments	19	—	84	103
Total	$356	$1,030	$84	$1,470

December 31, 2013
Marketable Securities:
U.S. government and agency debt securities	$353	$1	$—	$354
Mortgage and asset-backed debt securities	—	75	—	75
Corporate debt securities	—	146	—	146
Other debt and equity securities	—	5	—	5
Total marketable securities	353	227	—	580
Other investments	19	—	110	129
Total	$372	$227	$110	$709
The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2014 and 2013 (in millions):

	Marketable Securities	Other Investments	Total
Balance on July 1, 2014	$—	$95	$95
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(11)	(11)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2014	$—	$84	$84

Balance on July 1, 2013	$—	$136	$136
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(13)	(13)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2013	$—	$123	$123

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2014 and 2013 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2014	$—	110	110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(26)	(26)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2014	$—	$84	$84

Balance on January 1, 2013	$—	163	163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(40)	(40)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2013	$—	$123	$123
There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2014 and December 31, 2013 consist of the following (in millions):

	2014	2013
Vehicles	$7,209	$6,762
Aircraft	15,791	15,772
Land	1,155	1,163
Buildings	3,300	3,260
Building and leasehold improvements	3,175	3,116
Plant equipment	7,368	7,221
Technology equipment	1,621	1,569
Equipment under operating leases	37	44
Construction-in-progress	287	244
	39,943	39,151
Less: Accumulated depreciation and amortization	(22,100)	(21,190)
	$17,843	$17,961

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceeds the fair value. There were no indicators of impairment in our property, plant and equipment, and no impairment charges were recorded, during the three and nine months ended September 30, 2014 and 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2014 and 2013 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Three Months Ended September 30:
Service cost	$284	$337	$12	$20	$10	$11
Interest cost	401	362	33	46	12	11
Expected return on assets	(564)	(537)	(6)	(8)	(15)	(14)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	42	44	1	1	1	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Settlement and curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$163	$206	$40	$59	$8	$8

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Nine Months Ended September 30:
Service cost	$853	$1,012	$51	$72	$37	$37
Interest cost	1,203	1,087	119	139	38	33
Expected return on assets	(1,693)	(1,611)	(18)	(25)	(45)	(42)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	127	130	(2)	3	(2)	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	746	—	—	—
Settlement and curtailment loss	—	—	320	—	—	—
Net periodic benefit cost	$490	$618	$1,216	$189	$28	$28
During the first nine months of 2014, we contributed $71 and $92 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $49 and $36 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014 and December 31, 2013 we had $879 and $884 million, respectively, recognized in "Other Non-Current Liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 48 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2014 and December 31, 2013 was $850 and $783 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
Accounting Impact of Health and Welfare Plan Changes
Year-to-Date 2014 - Income Statement Impact:
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
Year-to-Date 2014 - Balance Sheet and Cash Flow Impact:
During the second quarter of 2014, we transferred cash totaling $2.271 billion to the Funds for the assumption of the postretirement healthcare benefit obligations. Of this cash transfer amount, $1.995 billion was accounted for as a settlement of our postretirement obligation for the NMA Group, while the remaining $276 million was accounted for as a prepaid deposit asset (recorded in "Other Current Assets" on the consolidated balance sheets) until the ratification of the collective bargaining agreements covering the Non-NMA Group. We have received approximately $563 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) as of September 30, 2014, and we anticipate receiving the remaining cash tax benefits of approximately $291 million resulting from these payments over the remainder of 2014.
For NMA Group employees who retired prior to January 1, 2014 and remain with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans resulted in an increase in the postretirement benefit obligation, and a corresponding decrease in pre-tax accumulated other comprehensive income, of $13 million upon ratification.
After the remeasurement and settlement of the obligation for the NMA Group, as well as normal expense and contribution activity, the total postretirement medical benefit obligation was reduced by $946 million, from $3.691 billion at December 31, 2013 to $2.745 billion at September 30, 2014.
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
Based on the anticipated expense and contribution levels for the remainder of 2014, in addition to the remeasurement and settlement of the obligations, we expect that the total postretirement medical benefit obligation will be reduced by approximately $1.153 billion, from $3.691 billion at December 31, 2013 to approximately $2.538 billion at December 31, 2014.
The accounting charges and other amounts described above are estimates based on actuarial valuation assumptions, and will be updated as necessary for any changes in discount rates, final collective bargaining agreement details and similar factors for the Non-NMA Group.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2014 and December 31, 2013 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2013:	$—	$420	$1,770	$2,190
Acquired	—	—	11	11
Currency / Other	—	(14)	(33)	(47)
September 30, 2014:	$—	$406	$1,748	$2,154
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
The following is a summary of intangible assets as of September 30, 2014 and December 31, 2013 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2014:
Capitalized software	$2,599	$(1,983)	$616
Licenses	224	(132)	92
Franchise rights	116	(75)	41
Customer lists	121	(63)	58
Trademarks, patents, and other	34	(13)	21
Total Intangible Assets, Net	$3,094	$(2,266)	$828
December 31, 2013:
Capitalized software	$2,420	$(1,897)	$523
Licenses	220	(97)	123
Franchise rights	117	(70)	47
Customer lists	118	(62)	56
Trademarks, patents, and other	37	(11)	26
Total Intangible Assets, Net	$2,912	$(2,137)	$775

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2014 and December 31, 2013 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2014	2013
Commercial paper	$2,352	2014 - 2015	$2,352	$—
Fixed-rate senior notes:
3.875% senior notes	—	2014	—	1,007
1.125% senior notes	375	2017	368	367
5.50% senior notes	750	2018	804	821
5.125% senior notes	1,000	2019	1,072	1,079
3.125% senior notes	1,500	2021	1,597	1,579
2.45% senior notes	1,000	2022	952	913
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	477	479
8.375% debentures	276	2030	283	283
Pound Sterling notes:
5.50% notes	108	2031	104	105
5.125% notes	735	2050	701	714
Floating rate senior notes	372	2049-2053	369	370
Capital lease obligations	499	2014-3004	499	473
Facility notes and bonds	320	2015-2036	320	320
Other debt	16	2014-2022	16	25
Total Debt	$12,102		12,251	10,872
Less: Current Maturities			(2,393)	(48)
Long-term Debt			$9,858	$10,824
Debt Repayments
On April 1, 2014, our $1.0 billion 3.875% senior notes matured and were repaid in full. The principal balance of the senior notes was repaid from the proceeds of short-term commercial paper issuances.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.352 billion outstanding under this program as of September 30, 2014, with an average interest rate of 0.11%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of September 30, 2014, there were no amounts outstanding under this program. As of September 30, 2014, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 27, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2014.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 28, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2014.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2014 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2014, 10% of net tangible assets was equivalent to $2.383 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $13.516 and $11.756 billion as of September 30, 2014 and December 31, 2013, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al. an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. The trial is scheduled for June 2015.
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
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS submitted its written defenses to these allegations in April 2014. UPS intends to continue to defend itself in these proceedings. In November 2012, the Commerce Commission of Singapore initiated an investigation with respect to similar matters.
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
In January 2014, we received a Civil Investigative Demand from the Department of Justice seeking documents related to possible violations of the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. We have been contacted by some states requesting similar information. The Company has been cooperating with these inquiries.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2014, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of September 30, 2014, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2014 and 2013 (in millions, except per share amounts):

	2014		2013
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	212	$2	225	$3
Common stock purchases	(4)	—	(6)	(1)
Stock award plans	4	—	6	—
Common stock issuances	2	—	3	—
Conversions of class A to class B common stock	(11)	—	(14)	—
Class A shares issued at end of period	203	$2	214	$2
Class B Common Stock
Balance at beginning of period	712	$7	729	$7
Common stock purchases	(17)	—	(27)	—
Conversions of class A to class B common stock	11	—	14	—
Class B shares issued at end of period	706	$7	716	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		359		493
Common stock purchases		(630)		(513)
Common stock issuances		218		216
Option premiums received (paid)		53		(196)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$6,925		$7,997
Net income attributable to common shareowners		2,579		3,205
Dividends ($2.01 and $1.86 per share)		(1,863)		(1,770)
Common stock purchases		(1,412)		(2,330)
Balance at end of period		$6,229		$7,102
In total, we repurchased 20.6 million shares of class A and class B common stock for $2.042 billion during the nine months ended September 30, 2014, and 33.3 million shares for $2.844 billion during the nine months ended September 30, 2013. In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. As of September 30, 2014, we had $4.772 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2014, we entered into an accelerated share repurchase program which allowed us to repurchase 3.9 million shares for $375 million. The program was completed in September 2014.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $53 and ($196) million during the first nine months of 2014 and 2013, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of September 30, 2014, we had outstanding options for the purchase of 0.6 million shares, with a strike price of $86.18 per share, that will settle in the fourth quarter of 2014.
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2014 and 2013 is as follows (in millions):

	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$(126)	$134
Reclassification to earnings (no tax impact in either period)	—	(161)
Translation adjustment (net of tax effect of $11 and $(2))	(248)	(99)
Balance at end of period	(374)	(126)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	6
Current period changes in fair value (net of tax effect of $1 and $(5))	1	(7)
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	—	(1)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(219)	(286)
Current period changes in fair value (net of tax effect of $77 and $3)	129	6
Reclassification to earnings (net of tax effect of $24 and $39)	40	64
Balance at end of period	(50)	(216)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(114)	(3,208)
Reclassification to earnings (net of tax effect of $447 and $51)	742	82
Remeasurement of plan assets and liabilities (net of tax effect of $(488) and $0)	(815)	—
Balance at end of period	(187)	(3,126)
Accumulated other comprehensive income (loss) at end of period	$(611)	$(3,469)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

Three Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2014	2013
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(6)	Interest expense
Foreign exchange contracts	(43)	44	Interest expense
Foreign exchange contracts	(11)	(13)	Revenue
Commodity contracts	—	—	Fuel expense
Income tax (expense) benefit	23	(9)	Income tax expense
Impact on net income	(37)	16	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(44)	(45)	Compensation and benefits
Settlement and curtailment loss	—	—	Compensation and benefits
Remeasurement of benefit obligation	—	—	Compensation and benefits
Income tax (expense) benefit	17	17	Income tax expense
Impact on net income	(27)	(28)	Net income

Total amount reclassified for the period	$(64)	$(12)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2014	2013
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$161	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	161	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(17)	(16)	Interest expense
Foreign exchange contracts	(15)	—	Interest expense
Foreign exchange contracts	(32)	(39)	Revenue
Commodity contracts	—	(48)	Fuel expense
Income tax (expense) benefit	24	39	Income tax expense
Impact on net income	(40)	(64)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(123)	(133)	Compensation and benefits
Settlement and curtailment loss	(320)	—	Compensation and benefits
Remeasurement of benefit obligation	(746)	—	Compensation and benefits
Income tax (expense) benefit	447	51	Income tax expense
Impact on net income	(742)	(82)	Net income

Total amount reclassified for the period	$(782)	$15	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the nine months ended September 30, 2014 and 2013 is as follows (in millions):

	2014		2013
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$69		$78
Reinvested dividends		2		3
Benefit payments		(12)		(13)
Balance at end of period		$59		$68
Treasury Stock:
Balance at beginning of period	(1)	$(69)	(1)	$(78)
Reinvested dividends	—	(2)	—	(3)
Benefit payments	—	12	—	13
Balance at end of period	(1)	$(59)	(1)	$(68)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The activity related to our noncontrolling interests is presented below for the nine months ended September 30, 2014 and 2013 (in millions):

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
U.S. Domestic Package	$8,691	$8,254	$25,847	$24,766
International Package	3,183	3,017	9,562	9,057
Supply Chain & Freight	2,416	2,250	6,928	6,639
Consolidated	$14,290	$13,521	$42,337	$40,462
Operating Profit:
U.S. Domestic Package	$1,279	$1,186	$2,415	$3,403
International Package	460	417	1,342	1,220
Supply Chain & Freight	215	201	457	503
Consolidated	$1,954	$1,804	$4,214	$5,126

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareowners	$1,214	$1,097	$2,579	$3,205
Denominator:
Weighted average shares	911	933	916	941
Deferred compensation obligations	1	1	1	1
Vested portion of restricted shares	1	1	1	1
Denominator for basic earnings per share	913	935	918	943
Effect of dilutive securities:
Restricted shares	8	8	8	8
Stock options	1	1	1	1
Denominator for diluted earnings per share	922	944	927	952
Basic earnings per share	$1.33	$1.17	$2.81	$3.40
Diluted earnings per share	$1.32	$1.16	$2.78	$3.37
Diluted earnings per share for the three months ended September 30, 2014 and 2013 exclude the effect of 0.1 and 0.0 million shares of common stock (0.1 million for the nine months ended September 30, 2014 and 2013) respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At September 30, 2014, we held cash collateral of $403 million under these agreements.
In connection with the zero threshold bilateral collateral provisions described above, we were required to post $5 million in collateral with our counterparties as of September 30, 2014. As of that date, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions. Additionally, in connection with the agreements described above, we could be required to terminate transactions with certain counterparties in the event of a downgrade of our credit rating.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2014 and December 31, 2013, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2014		December 31, 2013
Currency hedges:
British Pound Sterling	GBP	1,240	GBP	1,097
Canadian Dollar	CAD	368	CAD	218
Euro	EUR	3,205	EUR	2,637
Indian Rupee	INR	298	INR	—
Malaysian Ringgit	MYR	370	MYR	—
Mexican Peso	MXN	1,091	MXN	583

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$6,799
Floating to Fixed Interest Rate Swaps		$779		$780
Interest Rate Basis Swaps		$1,500		$2,500

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$112	$10	$112	$4
Interest rate contracts	Other current assets	Level 2	—	7	—	7
Foreign exchange contracts	Other non-current assets	Level 2	191	59	191	59
Interest rate contracts	Other non-current assets	Level 2	197	204	143	110
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	13	7	13	5
Interest rate contracts	Other non-current assets	Level 2	54	60	54	57
Total Asset Derivatives			$567	$347	$513	$242

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$—	$6	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	27	—	27	—
Interest rate contracts	Other non-current liabilities	Level 2	59	104	5	10
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	16	7	16	5
Interest rate contracts	Other current liabilities	Level 2	2	1	2	1
Interest rate contracts	Other non-current liabilities	Level 2	—	3	—	—
Total Liability Derivatives			$104	$121	$50	$16
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and Other Comprehensive Income Recognition
The following table indicates the amount of gains and losses that have been recognized in other comprehensive income for the three and nine months ended September 30, 2014 and 2013 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2014	2013
Interest rate contracts	$—	$1
Foreign exchange contracts	277	44
Commodity contracts	—	—
Total	$277	$45

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2014	2013
Interest rate contracts	$(3)	$4
Foreign exchange contracts	209	53
Commodity contracts	—	(48)
Total	$206	$9
As of September 30, 2014, $38 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended September 30, 2015. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 36 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2014 and 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2014 and 2013 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income
		2014	2013			2014	2013
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$(49)	$3	Fixed-Rate Debt and Capital Leases	Interest Expense	$49	$(3)
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$34	$(230)	Fixed-Rate Debt and Capital Leases	Interest Expense	$(34)	$230

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
We also periodically terminate interest rate swaps and foreign currency options by entering into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original swap and foreign currency contracts. These transactions provide an economic offset that effectively eliminate the effects of changes in market valuation.
We have entered into several interest rate basis swaps, which effectively convert cash flows based on variable LIBOR-based interest rates to cash flows based on the prevailing federal funds interest rate. These swaps are not designated as hedges, and all amounts related to fair value changes and settlements are recorded to interest expense in the statements of consolidated income.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency forward contracts not designated as hedges for the three and nine months ended September 30, 2014 and 2013 (in millions):

Derivative Instruments not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$(1)	$2
Foreign exchange contracts	Other Operating Expenses	24	(8)
Foreign exchange contracts	Investment Income	(5)	(11)
		$18	$(17)
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$(4)	$(2)
Foreign exchange contracts	Other Operating Expenses	20	76
Foreign exchange contracts	Investment Income	(3)	4
		$13	$78

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate decreased to 35.0% in the third quarter of 2014 compared with 36.0% in the same period of 2013, primarily due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income and the $1.066 billion pre-tax charge associated with certain health and welfare benefit plan changes (discussed further in note 6), which generated a tax benefit at a rate higher than the effective tax rate. This was partially offset by a decrease in U.S. Federal and state tax credits relative to total pre-tax income.
On a year-to-date basis, our effective tax rate increased to 35.1% in 2014 from 33.9% in 2013, as a portion of the gain from liquidating a foreign subsidiary in 2013 was non-taxable (discussed further in note 15).
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
In July 2013, we began resolution discussions with IRS Appeals on the income tax matters. In the second quarter of 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2005 through 2007 tax years and received a net refund of tax and interest totaling $145 million during the second quarter of 2014. The resolution of these matters and subsequent refund of tax and interest did not have a material impact on net income.
In February 2014, we began resolution discussions with IRS Appeals related to an RAR received for tax years 2008 and 2009. In the third quarter of 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2008 and 2009 tax years. We expect to receive a net refund of tax and interest totaling $26 million during the fourth quarter of 2014. The resolution of these matters and subsequent refund of tax and interest will not have a material impact on net income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUBSEQUENT EVENTS
Acquisition of i-parcel
In October of 2014, we acquired i-parcel, an international e-commerce logistics company based in the United States with additional operations in the United Kingdom. The operating results of i-parcel will be included in our International Package segment for reporting purposes beginning in the fourth quarter. The acquisition of i-parcel was not material to our consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
U.S. economic growth, retail sales and industrial production continued at a moderate pace in the third quarter of 2014, which resulted in growth in the small package delivery market. Continued strong growth in e-commerce and omni-channel retail sales has driven package volume increases in both commercial and residential products. Given these trends, overall volume growth was strong during the third quarter, and products most aligned with business-to-consumer and retail industry shipments experienced the fastest growth.
Economic conditions in Europe have deteriorated somewhat, as solid growth in the United Kingdom is being offset by slower growth in Germany and general economic weakness in France and Italy. Economic growth in Asia has continued, though growth in China has moderated. The uneven nature of economic growth worldwide, combined with a trend towards more intra-regional trade, has led to shifting trade patterns and resulted in overcapacity in certain trade lanes. These factors have created an environment in which customers are more likely to trade-down from premium express products to standard delivery products in both Europe and Asia. As a result of these circumstances, we have adjusted our air capacity and cost structure in our transportation network to better match the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
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
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	%	2014	2013	%
Revenue (in millions)	$14,290	$13,521	5.7%	$42,337	$40,462	4.6%
Operating Expenses (in millions)	12,336	11,717	5.3%	38,123	35,336	7.9%
Operating Profit (in millions)	$1,954	$1,804	8.3%	$4,214	$5,126	(17.8)%
Operating Margin	13.7%	13.3%		10.0%	12.7%
Average Daily Package Volume (in thousands)	17,084	15,980	6.9%	16,982	15,974	6.3%
Average Revenue Per Piece	$10.72	$10.87	(1.4)%	$10.78	$10.94	(1.5)%
Net Income (in millions)	$1,214	$1,097	10.7%	$2,579	$3,205	(19.5)%
Basic Earnings Per Share	$1.33	$1.17	13.7%	$2.81	$3.40	(17.4)%
Diluted Earnings Per Share	$1.32	$1.16	13.8%	$2.78	$3.37	(17.5)%

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following items (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Expenses:
Health and Welfare Plan Charges	$—	$—	$1,066	$—
TNT Termination Fee and Related Expenses	—	—	—	284
Gain Upon Liquidation of Foreign Subsidiary	—	—	—	(245)
Income Tax Expense:
Income Tax Expense (Benefit) from the Items Above	—	—	(401)	(75)

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	%	2014	2013	%
Average Daily Package Volume (in thousands):
Next Day Air	1,235	1,222	1.1%	1,241	1,223	1.5%
Deferred	1,008	952	5.9%	1,027	970	5.9%
Ground	12,209	11,340	7.7%	12,124	11,362	6.7%
Total Avg. Daily Package Volume	14,452	13,514	6.9%	14,392	13,555	6.2%
Average Revenue Per Piece:
Next Day Air	$20.70	$20.39	1.5%	$20.51	$20.35	0.8%
Deferred	12.82	12.97	(1.2)%	12.78	12.95	(1.3)%
Ground	7.97	8.09	(1.5)%	7.98	8.12	(1.7)%
Total Avg. Revenue Per Piece	$9.40	$9.54	(1.5)%	$9.40	$9.57	(1.8)%
Operating Days in Period	64	64		191	191
Revenue (in millions):
Next Day Air	$1,636	$1,595	2.6%	$4,862	$4,754	2.3%
Deferred	827	790	4.7%	2,507	2,400	4.5%
Ground	6,228	5,869	6.1%	18,478	17,612	4.9%
Total Revenue	$8,691	$8,254	5.3%	$25,847	$24,766	4.4%
Operating Expenses (in millions):
Operating Expenses	$7,412	$7,068	4.9%	$23,432	$21,363	9.7%
Health and Welfare Plan Charges	—	—		(957)	—
Adjusted Operating Expenses	$7,412	$7,068	4.9%	$22,475	$21,363	5.2%
Operating Profit (in millions) and Margin:
Operating Profit	$1,279	$1,186	7.8%	$2,415	$3,403	(29.0)%
Adjusted Operating Profit	$1,279	$1,186	7.8%	$3,372	$3,403	(0.9)%
Operating Margin	14.7%	14.4%		9.3%	13.7%
Adjusted Operating Margin	14.7%	14.4%		13.0%	13.7%
Revenue
The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2014 compared with the corresponding periods of 2013:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2014 vs. 2013	6.9%	(1.9)%	0.3%	5.3%
Year-to-date 2014 vs. 2013	6.2%	(1.8)%	—%	4.4%
Volume
Our total volume increased in the third quarter and year-to-date periods of 2014 compared with 2013, largely due to continued solid growth in e-commerce and overall retail sales. Business-to-consumer shipments, which represent approximately 45% of total U.S. Domestic Package volume, grew 12% for the quarter and drove increases in both air and ground shipments. UPS SurePost volume increased more than 50% in the third quarter, and accounted for approximately half of the overall volume growth for the segment. The growth rate of business-to-business volume also accelerated to a 3.4% increase in the third quarter of 2014, largely due to increased volume from the retail industry, including the use of our solutions for omni-channel (including ship-from-store and ship-to-store models) and returns shipping; additionally, business-to-business volume was positively impacted by growth in shipments from the industrial, automotive and government sectors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, volume increased in the third quarter and year-to-date periods of 2014 for both our Next Day Air and deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, particularly our residential Second Day Air package product. Our business-to-business air volume increased slightly as well, largely due to growth in the retail and industrial sectors. This growth was slightly offset by a decline in air letter volume, which was negatively impacted by some competitive losses and slowing growth in the financial services industry. The growth in premium and deferred air volume continues to be impacted by economic conditions and changes in our customers' supply chain networks; the combination of these factors influences their sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.
The increase in ground volume in the third quarter and year-to-date periods of 2014 was driven by our SurePost service offering, which had a volume increase of more than 50% for the quarter and year-to-date periods. Additionally, we experienced moderate volume growth in our traditional residential and commercial ground services. Demand for SurePost and our traditional residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers. Business-to-business ground volume also increased, primarily from the growth in omni-channel retail volume, the increased use of our returns service offerings, and the growth in shipments from the industrial sector.
Rates and Product Mix
Overall revenue per piece decreased 1.5% for the third quarter of 2014 compared with the same period of 2013 (1.8% year-to-date), and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on December 30, 2013. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select and UPS Ground.
In the third quarter and year-to-date periods of 2014, revenue per piece increased slightly for our Next Day Air products, largely due to the base rate increase, an increase in the average weight per package, and a shift in product mix from lower-yielding letters towards higher-yielding packages. Revenue per piece declined for our deferred products in the third quarter and year-to-date periods of 2014, as customer and product mix changes more than offset the increase in base rates. Product mix adversely impacted deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted deferred revenue per piece, due to the faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers.
Ground revenue per piece decreased in the third quarter and year-to-date periods of 2014, as customer and product mix changes more than offset the impact of the base rate increase. Customer and product mix changes adversely impacted revenue per piece as a greater portion of our overall volume in 2014, relative to 2013, came from lighter-weight shipments (including greater than 50% volume growth in SurePost) and larger customers.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	% Point	2014	2013	% Point
Next Day Air / Deferred	10.3%	10.0%	0.3%	10.5%	10.7%	(0.2)%
Ground	7.2%	7.0%	0.2%	7.2%	7.3%	(0.1)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total domestic fuel surcharge revenue increased by $28 million in the third quarter of 2014 as a result of volume growth and a slight increase in fuel surcharge rates. On a year-to-date basis, fuel surcharge revenue increased by $11 million, as strong volume increases more than offset the slight decline in fuel surcharge rates.
Operating Expenses
Operating expenses for the segment increased $344 million for the third quarter of 2014 compared with the same period of 2013, primarily due to pick-up and delivery costs (up $138 million), the cost of operating our domestic integrated air and ground network (up $162 million) and indirect operating costs (up $39 million). The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by an increase in average daily package driver hours (up 3.9%), an increase in employee healthcare expenses and growth in the overall size of the workforce. Additionally, we incurred higher costs associated with outside contract carriers, due to volume growth as well as issues associated with the service performance of rail carriers. These cost increases were partially offset by a reduction in worker's compensation expense, due to actuarial adjustments that were largely attributable to operational safety and claims management initiatives.
On a year-to-date basis, adjusted operating expenses for the segment increased $1.112 billion, largely due to pick-up and delivery costs (up $512 million), network costs (up $435 million) and the cost of package sorting (up $96 million). These expense increases were primarily due to higher volume and employee compensation costs. Additionally, poor weather conditions early in 2014 also increased operating expenses through higher overtime hours in our operations, reduced productivity, higher snow removal and utility costs, as well as the additional use of outside contract carriers.
Cost increases have been mitigated as we adjust our air and ground networks to better match higher volume levels and utilize technology to increase package sorting and delivery efficiency. Improved pick-up and delivery densities, particularly for our residential products, have also contained increases in cost. These network efficiency improvements allowed us to process increased volume (up 6.9%) at a faster rate than the increase in average daily aircraft block hours (up 3.6%), vehicle miles driven (up 4.2%) and average daily union labor hours (up 6.8%) in the third quarter of 2014 compared with the same period of 2013. The total adjusted cost per piece decreased 1.9% for the third quarter of 2014 compared with the third quarter of 2013 (0.9% year-to-date).
Operating Profit and Margin
Operating profit increased $93 million for the third quarter of 2014 compared with 2013. Overall volume growth allowed us to better leverage our transportation network, resulting in improved productivity and better pick-up and delivery density, leading to a 30 basis point increase in our adjusted operating margin. However, these factors were partially offset by changes in customer and product mix, which combined to pressure our revenue per piece, as well as additional costs associated with rail service performance and investments made to enhance operational capabilities and expand network capacity.
On a year-to-date basis, adjusted operating profit declined $31 million in 2014 compared with 2013, as adverse weather conditions early in 2014 and lower yields more than offset the volume growth and productivity improvements discussed previously. The unfavorable weather conditions in the U.S. reduced operating profit approximately $200 million in 2014, including the estimated loss in package volume, increased guaranteed service refunds to customers and higher operating expenses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	%	2014	2013	%
Average Daily Package Volume (in thousands):
Domestic	1,547	1,474	5.0%	1,524	1,439	5.9%
Export	1,085	992	9.4%	1,066	980	8.8%
Total Avg. Daily Package Volume	2,632	2,466	6.7%	2,590	2,419	7.1%
Average Revenue Per Piece:
Domestic	$6.96	$6.92	0.6%	$7.11	$7.05	0.9%
Export	33.68	34.87	(3.4)%	34.61	35.60	(2.8)%
Total Avg. Revenue Per Piece	$17.98	$18.17	(1.0)%	$18.43	$18.62	(1.0)%
Operating Days in Period	64	64		191	191
Revenue (in millions):
Domestic	$689	$653	5.5%	$2,069	$1,939	6.7%
Export	2,339	2,214	5.6%	7,046	6,664	5.7%
Cargo	155	150	3.3%	447	454	(1.5)%
Total Revenue	$3,183	$3,017	5.5%	$9,562	$9,057	5.6%
Operating Expenses (in millions):
Operating Expenses	$2,723	$2,600	4.7%	$8,220	$7,837	4.9%
Health and Welfare Plan Charges	—	—		(27)	—
TNT Termination Fee and Related Expenses	—	—		—	(284)
Gain Upon Liquidation of Foreign Subsidiary	—	—		—	245
Adjusted Operating Expenses	$2,723	$2,600	4.7%	$8,193	$7,798	5.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$460	$417	10.3%	$1,342	$1,220	10.0%
Adjusted Operating Profit	$460	$417	10.3%	$1,369	$1,259	8.7%
Operating Margin	14.5%	13.8%		14.0%	13.5%
Adjusted Operating Margin	14.5%	13.8%		14.3%	13.9%
Currency Translation Benefit / (Cost)—(in millions)*:			$			$
Revenue			$(1)			$67
Operating Expenses			5			(24)
Operating Profit			$4			$43
___________________

*	Net of currency hedging; amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the third quarter and year-to-date periods of 2014 compared with the corresponding periods of 2013:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2014 vs. 2013	6.7%	(2.1)%	0.9%	—%	5.5%
Year-to-date 2014 vs. 2013	7.1%	(2.5)%	0.3%	0.7%	5.6%
Volume
Our overall average daily volume increased in the third quarter and year-to-date periods of 2014, largely due to strong demand from several industries (including retail, healthcare, industrial and automotive).
We continued to experience strong export volume growth for the third quarter and year-to-date periods of 2014, with increases from all regions in the world. European export volume increased 14% for the quarter, with particular strength in the intra-European trade lanes and the Europe-to-U.S. trade lane. Asian export volume increased 16% for the quarter (with strength in the Asia-to-U.S. and Asia-to-Europe trade lanes), and benefited from technology sector product launches near the end of the quarter. Export volume continued to shift towards our standard products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express. Our international customers continue to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influences their sensitivity towards the price and speed of shipments.
The strong increase in domestic volume in the third quarter and year-to-date periods of 2014 was driven by solid volume growth in Canada, Italy, Spain, France and the United Kingdom.
Rates and Product Mix
Total average revenue per piece decreased 1.0% for the third quarter of 2014 on a currency-adjusted basis (1.8% year-to-date), and was impacted by changes in base rates as well as product mix.
On December 30, 2013, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 3.5% for the third quarter (3.6% year-to-date), as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates (volume for our standard products increased 16%, while volume for our premium express products increased 5%). Additionally, currency-adjusted export revenue per piece was adversely impacted by shorter average trade lanes (due to faster growth in intra-regional shipments) and changes in customer mix (as export volume growth for larger customers exceeded the volume growth for higher-yielding middle market customers).
Currency-adjusted domestic revenue per piece increased 0.9% for the third quarter (0.3% year-to-date), and was impacted by base rate increases, as well as changes in product mix and fuel surcharge rates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased by $27 million for the third quarter of 2014 when compared with the same period of 2013 ($30 million year-to-date), primarily due to increased international domestic and export volume, as well as rate increases to the fuel surcharge index.
Operating Expenses
Overall adjusted operating expenses for the segment increased $123 million for the third quarter of 2014 compared with the same period in 2013 ($395 million year-to-date). This increase was driven by the cost of pick-up and delivery, which increased $62 million for the third quarter ($197 million year-to-date), as well as the cost of operating our international integrated air and ground network, which increased $57 million for the third quarter ($183 million year-to-date). The increases in pick-up and delivery and network costs were largely driven by higher package volume and higher expense for outside transportation carriers (which was impacted by network capacity constraints in Europe). However, network cost increases were mitigated by restraining the growth in aircraft block hours (0.5% increase in the third quarter and a 0.8% decrease year-to-date), as a result of ongoing modifications to our air network; this was achieved even with a 9.4% increase in third quarter international export volume (8.8% year-to-date) and several air product service enhancements.
The remaining increase in adjusted operating expenses for the quarter was largely due to the costs of package sorting, which increased $18 million for the third quarter ($41 million year-to-date), and was impacted by volume growth. Indirect operating costs decreased for the quarter and year-to-date periods, and were affected by various factors, including currency remeasurement gains, worker's compensation actuarial adjustments, legal contingency accruals, bad debt expense, and several other factors.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 1.7% for the third quarter of 2014 compared with the same period of 2013 (2.2% year-to-date).
Operating Profit and Margin
Adjusted operating profit increased by $43 million in the third quarter of 2014 ($110 million year-to-date). The adjusted operating margin increased by 70 basis points in the third quarter (40 basis points year-to-date), as moderate revenue growth combined with the mitigation of expense increases through improved productivity, led to the expansion in the operating margin. In addition to the aforementioned factors, the net impact of fuel (fuel surcharge revenue grew faster than fuel expense) and the net impact of currency (remeasurement and translation gains) resulted in a favorable impact on operating profit of $40 million when comparing the third quarter of 2014 with 2013 ($127 million year-to-date). Fuel surcharge revenue was favorably impacted during 2014 by rate increases to the fuel surcharge index.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	%	2014	2013	%
Freight LTL Statistics:
Revenue (in millions)	$697	$655	6.4%	$1,971	$1,886	4.5%
Revenue Per Hundredweight	$22.59	$22.35	1.1%	$22.54	$21.94	2.7%
Shipments (in thousands)	2,840	2,713	4.7%	8,062	7,948	1.4%
Shipments Per Day (in thousands)	44.4	42.4	4.7%	42.2	41.6	1.4%
Gross Weight Hauled (in millions of lbs)	3,085	2,928	5.4%	8,748	8,596	1.8%
Weight Per Shipment (in lbs)	1,086	1,079	0.6%	1,085	1,082	0.3%
Operating Days in Period	64	64		191	191
Revenue (in millions):
Forwarding and Logistics	$1,459	$1,358	7.4%	$4,224	$4,051	4.3%
Freight	810	751	7.9%	2,275	2,170	4.8%
Other	147	141	4.3%	429	418	2.6%
Total Revenue	$2,416	$2,250	7.4%	$6,928	$6,639	4.4%
Operating Expenses (in millions):
Operating Expenses	$2,201	$2,049	7.4%	$6,471	$6,136	5.5%
Health and Welfare Plan Charges	—	—		(82)	—
Adjusted Operating Expenses	$2,201	$2,049	7.4%	$6,389	$6,136	4.1%
Operating Profit (in millions) and Margin:
Operating Profit	$215	$201	7.0%	$457	$503	(9.1)%
Adjusted Operating Profit	$215	$201	7.0%	$539	$503	7.2%
Operating Margin	8.9%	8.9%		6.6%	7.6%
Adjusted Operating Margin	8.9%	8.9%		7.8%	7.6%
Currency Translation Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(8)			$(23)
Operating Expenses			6			17
Operating Profit			$(2)			$(6)
___________________

*	Amount represents the change compared to the prior year.
Revenue
Forwarding and logistics revenue increased $101 million in the third quarter of 2014 compared with the corresponding period in 2013 ($173 million year-to-date). Forwarding revenue increased in the third quarter and year-to-date periods, primarily due to volume and tonnage growth in our international air freight, North American air freight and ocean freight businesses, which were impacted by improving overall market demand. This was partially offset, however, by lower rates charged to our customers in our international air forwarding business, which was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. Revenue for our logistics products increased in the third quarter and year-to-date periods of 2014 compared with 2013, as we experienced solid growth in our mail services, healthcare and retail distribution solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight revenue increased $59 million for the third quarter of 2014 ($105 million year-to-date), driven by solid increases in tonnage and average daily LTL shipments, as well as an increase in LTL revenue per hundredweight. The increases in tonnage and average daily LTL shipments for the third quarter and year-to-date periods were impacted by overall U.S. economic growth and improving LTL market conditions; however, year-to-date tonnage and shipment growth were negatively affected by adverse weather conditions in the U.S. during the first quarter of 2014. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as general rate increases averaging 4.4% and 5.9% that took effect in March 2014 and June 2013, respectively, covering non-contractual shipments in the United States, Canada and Mexico. LTL fuel surcharge revenue increased by $8 million in the third quarter of 2014 compared with the corresponding period of the prior year ($15 million year-to-date), due to changes in diesel fuel prices and overall LTL shipment volume.
Revenue for the other businesses within Supply Chain & Freight increased $6 million in the third quarter of 2014 ($11 million year-to-date), due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions; however, this was partially offset by a decline in revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.
Operating Expenses
Forwarding and logistics adjusted operating expenses increased $102 million for the third quarter of 2014 compared with the same period of 2013 ($164 million year-to-date), largely due to higher purchased transportation and employee compensation expenses. Purchased transportation expense increased by $96 million in the third quarter ($146 million year-to-date), primarily due to higher volume and tonnage in our international air freight forwarding business and higher rates charged to us by third-party transportation carriers. The remaining increase in expense was impacted by higher employee compensation costs for both management and hourly employees, due to merit salary and wage increases along with an increase in the overall size of the workforce.
Freight adjusted operating expenses increased $47 million in the third quarter of 2014 ($85 million year-to-date), while the total adjusted cost per LTL shipment increased 1.1% (2.4% year-to-date). The increase in adjusted operating expenses was largely due to pick-up and delivery expenses (which increased $20 million for the quarter and $59 million year-to-date) and the costs associated with operating our linehaul network (which increased $29 million for the quarter and $49 million year-to-date). The increases in pick-up and delivery and network costs were primarily due to contractual wage increases, higher LTL volume and increased costs associated with outside contract and rail carriers. Partially offsetting these cost increases were reductions in indirect operating expenses, including lower auto liability and worker's compensation costs, which were impacted by operational safety and claims management initiatives, as well as lower pension expense.
Operating expenses for the other businesses within Supply Chain & Freight increased $3 million in the third quarter of 2014 compared with 2013 ($4 million year-to-date).
Operating Profit and Margin
Adjusted operating profit for the forwarding and logistics unit remained comparable in the third quarter of 2014 to the same period in 2013 (increased $9 million year-to-date), and was impacted by several factors. Operating profit in the international air forwarding business declined for the third quarter and year-to-date periods, as continued excess market capacity in key trade lanes reduced the margin between the rates we charge our customers and the rates at which we procure capacity from third party air carriers. We increased profitability in our North American air freight, ocean freight, distribution and mail services units for the third quarter and year-to-date periods, as a result of improving market demand, cost controls, and solid operating margin increases.
Adjusted operating profit for our freight unit increased $12 million in the third quarter of 2014 compared to the same period in 2013 ($20 million year-to-date), as shipment growth, increased yields and higher productivity more than offset contractual union wage increases.
The combined operating profit for all of our other businesses in this segment increased $3 million during the third quarter ($7 million year-to-date), primarily due to higher operating profit at UPS Capital and UPS Customer Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	%	2014	2013	%
Operating Expenses (in millions):
Compensation and Benefits	$7,217	$6,961	3.7%	$22,857	$20,910	9.3%
Health and Welfare Plan Charges	—	—		(1,066)	—
Adjusted Compensation and Benefits	7,217	6,961	3.7%	21,791	20,910	4.2%

Repairs and Maintenance	341	311	9.6%	1,011	929	8.8%
Depreciation and Amortization	485	460	5.4%	1,426	1,400	1.9%
Purchased Transportation	2,049	1,781	15.0%	5,945	5,292	12.3%
Fuel	978	968	1.0%	2,930	2,966	(1.2)%
Other Occupancy	241	225	7.1%	779	703	10.8%

Other Expenses:	1,025	1,011	1.4%	3,175	3,136	1.2%
TNT Termination Fee and Related Expenses	—	—		—	(284)
Gain Upon Liquidation of Foreign Subsidiary	—	—		—	245
Adjusted Other Expenses	1,025	1,011	1.4%	3,175	3,097	2.5%

Total Operating Expenses	$12,336	$11,717	5.3%	$38,123	$35,336	7.9%
Adjusted Total Operating Expenses	$12,336	$11,717	5.3%	$37,057	$35,297	5.0%

			$			$
Currency Translation (Benefit) Cost			$(11)			$7

Compensation and Benefits
Employee payroll costs increased $250 million for the third quarter of 2014 compared with 2013 ($719 million year-to-date), largely due to contractual union wage rate increases, a 6.8% increase in average daily union labor hours (6.1% year-to-date), and a merit salary increase for management employees. The increase in average daily union labor hours was impacted by volume growth, as well as additional training hours for the seasonal fourth quarter staffing increase. Additionally, adverse weather conditions in the early part of 2014 also contributed to an increase in labor hours in the year-to-date comparison.
Adjusted benefits expense increased $6 million for the third quarter of 2014 compared with 2013 ($162 million year-to-date), primarily due to increased health and welfare costs, payroll taxes and vacation, holiday and excused absence expenses. However, these factors were largely offset by a reduction in workers compensation expense. These factors are discussed further as follows:

•
Adjusted health and welfare costs increased $24 million for the third quarter of 2014 compared with 2013 ($140 million year-to-date), largely due to higher medical claims in company-sponsored plans, increased contributions to multiemployer plans and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010. The growth in multiemployer plan contributions was impacted by contractual contribution rate increases and higher union labor hours.

•
Payroll taxes increased $24 million in the third quarter of 2014 compared with 2013 ($53 million year-to-date), primarily as a result of union wage increases and the timing of management incentive compensation payments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Vacation, holiday and excused absence expense increased $24 million in the third quarter of 2014 compared with 2013 ($45 million year-to-date), due to an increase in the overall number of employees and increased vacation entitlements earned based on employees' years of service.

•
Workers compensation expense decreased $57 million in the third quarter of 2014 compared with 2013 ($69 million year-to-date) across all segments, due to actuarial adjustments that were largely attributable to operational safety and claims management initiatives.

Repairs and Maintenance
The increase in repairs and maintenance expense for the third quarter and year-to-date periods was primarily due to higher aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets.
Depreciation and Amortization
Depreciation and amortization expense increased $25 million in the third quarter compared with 2013 ($26 million year-to-date) primarily due to the following:

•
Depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations.

•	Amortization expense increased largely due to internally developed capitalized software, as well as intangible assets resulting from business acquisitions.
Purchased Transportation
The $268 million increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the third quarter of 2014 ($653 million year-to-date), was driven by several factors:

•
Our U.S. Domestic Package segment incurred a $108 million increase in expense for the third quarter ($332 million year-to-date), primarily due to (1) higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product; (2) the increased use of, and higher rates passed to us from, rail carriers; and (3) the increased use of outside contract carriers, which was impacted by volume growth and rail carrier service issues; additionally, adverse weather conditions in the early months of 2014 resulted in the additional use of outside contract carriers in the year-to-date period.

•
Our International Package segment incurred a $42 million increase in expense for the third quarter ($126 million year-to-date), primarily due to higher costs incurred for the use of outside transportation providers, which was impacted by strong international volume growth.

•
Our UPS Freight business incurred a $22 million increase in expense for the third quarter ($49 million year-to-date), largely due to increased LTL and brokerage volume, and the resulting increased use of, and higher rates passed to us from, outside transportation carriers.

•
The purchased transportation expense for our forwarding and logistics business increased $96 million for the third quarter ($146 million year-to-date), largely due to increased volume and tonnage in our international air freight, North American air freight, and ocean forwarding businesses.

Fuel
The $10 million increase in fuel expense for the third quarter of 2014 ($36 million decrease year-to-date) was impacted by the following items:

•	Higher fuel usage (due to an increase in aircraft block hours and vehicle miles driven) increased expense by $14 million for the third quarter ($11 million year-to-date).

•	Lower fuel prices (net of hedging activity) resulted in a decrease in fuel expense of $4 million for the third quarter ($47 million year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Occupancy
The $16 million increase in other occupancy expense in the third quarter of 2014 ($76 million year-to-date) was primarily due to an $8 million increase in facility rent expense ($18 million year-to-date) and a $4 million increase in natural gas and electric utility expenses ($26 million year-to-date). The year-to-date increase was also impacted by the adverse weather conditions in the U.S. in the early months of 2014, which resulted in higher snow removal costs at our operating facilities ($20 million year-to-date) and increased natural gas and electric utility costs.

Other Expenses
The $14 million increase in adjusted other expenses in the third quarter of 2014 ($78 million year-to-date) was impacted by a number of factors. Transportation equipment rental expense increased $13 million for the quarter ($39 million year-to-date), and was affected by the growth in package volume. We also incurred increases in several other expense categories, including transportation security costs, employee expense reimbursements and recruitment costs (related to training and staffing for the seasonal volume increase in the fourth quarter) and legal contingency expenses. These increases were partially offset by lower advertising costs.

Investment Income and Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	%	2014	2013	%
(in millions)
Investment Income	$2	$2	—%	$27	$10	N/A
Interest Expense	$(87)	$(92)	(5.4)%	$(266)	$(286)	(7.0)%
Investment Income
The increase in investment income for the year-to-date period of 2014 was primarily due to a $4 million increase in realized gains on the sale of investments, and a $13 million decrease in losses from fair value adjustments on real estate partnerships.
Interest Expense
Interest expense decreased in the third quarter and year-to-date periods of 2014, largely due to a lower average balance of debt outstanding. In addition, interest expense declined due to having a larger proportion of our debt swapped to lower variable rates in the third quarter and year-to-date periods of 2014 compared with 2013.
Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	%	2014	2013	%
(in millions)
Income Tax Expense	$655	$617	6.2%	$1,396	$1,645	(15.1)%
Health and Welfare Plan Charges	—	—		401	—
TNT Termination Fee and Related Expenses	—	—		—	107
Gain Upon Liquidation of Foreign Subsidiary	—	—		—	(32)
Adjusted Income Tax Expense	$655	$617	6.2%	$1,797	$1,720	4.5%
Effective Tax Rate	35.0%	36.0%		35.1%	33.9%
Adjusted Effective Tax Rate	35.0%	36.0%		35.6%	35.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our adjusted effective tax rate decreased to 35.0% in the third quarter of 2014 from 36.0% in the same period of 2013 (35.6% and 35.2% year-to-date, respectively) due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income, which was partially offset by a decrease in U.S. Federal and state tax credits relative to total pre-tax income.
 Our effective tax rate decreased to 35.0% in the third quarter of 2014 compared with 36.0% in the same period of 2013 primarily due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income and the $1.066 billion pre-tax charge associated with certain health and welfare benefit plan changes, which generated a tax benefit at a rate higher than the effective tax rate. On a year-to-date basis, our effective tax rate increased to 35.1% in 2014 from 33.9% in 2013 due to prior year results including a gain from liquidating a foreign subsidiary which was non-taxable, in addition to the aforementioned trends with taxable income and U.S. Federal and state tax credits.
Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Nine Months Ended September 30,
	2014	2013
Net income	$2,579	$3,205
Non-cash operating activities (a)	3,582	2,130
Pension and postretirement plan contributions (UPS-sponsored plans)	(163)	(158)
Settlement of postretirement benefit obligation	(1,995)	—
Income tax receivables and payables	79	(134)
Changes in working capital and other non-current assets and liabilities	120	100
Other sources (uses) of cash from operating activities	(11)	(83)
Net cash from operating activities	$4,191	$5,060
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Operating cash flow was adversely impacted by $1.834 billion due to certain transactions resulting from the ratification of our collective bargaining agreement with the Teamsters in 2014:

•
We paid $1.995 billion to settle postretirement benefit obligations for certain Teamster employees, and paid an additional $276 million that has been accounted for as a deposit until the ratification of certain other collective bargaining agreements.

•	We paid $176 million in 2014 for retroactive economic benefits under the collective bargaining agreement that were related to the period between August through December of 2013.

•	As of September 30, 2014, we have received cash tax benefits of $613 million from the payments described above (through reduced U.S. Federal and state quarterly income tax payments).
Operating cash flow was adversely impacted by $228 million in 2013, due to certain TNT Express transaction-related charges. We paid a termination fee to TNT Express of €200 million ($268 million) under the agreement to terminate the merger protocol, and also incurred additional transaction-related expenses of $16 million. As of September 30, 2013, we had received net cash tax benefits of $56 million from these TNT Express transaction-related items.
Apart from the transactions described above, operating cash flow increased approximately $737 million in 2014 compared with 2013, largely due to improvements in our working capital position, reduced payments for income taxes, and changes in hedge margin payables and receivables. In 2014, our working capital position experienced a relatively greater seasonal improvement, as the compressed holiday shipping season in the fourth quarter of 2013 resulted in an increase in working capital at year-end. The cash payments for income taxes decreased in 2014 compared with 2013, and were impacted by the timing of current tax deductions, as well as a $145 million tax refund received in 2014. The net hedge margin collateral received from derivative counterparties increased in 2014 relative to 2013, due to the increased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2014, our worldwide holdings of cash and cash equivalents were $4.204 billion, of which $1.704 billion was held by foreign subsidiaries. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.
Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash used in investing activities	$(2,139)	$(2,463)

Capital Expenditures:
Buildings and facilities	$(434)	$(309)
Aircraft and parts	(33)	(446)
Vehicles	(674)	(490)
Information technology	(303)	(360)
	$(1,444)	$(1,605)

Capital Expenditures as a % of Revenue	3.4%	4.0%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$28	$90
Net decrease in finance receivables	$23	$28
Net sales (purchases) of marketable securities	$(695)	$(982)
Cash paid for business acquisitions	$(22)	$(20)
Other sources (uses) of cash for investing activities	$(29)	$26
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first nine months of 2014 compared with 2013, due to several facility automation and capacity expansion projects. Capital spending on aircraft declined due to the completion of our Boeing 767-300 order in 2013 (we no longer have any open aircraft orders in 2014). Capital spending on vehicles increased in the first nine months of 2014 in our U.S. and international package businesses, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital spending on technology decreased in the first nine months of 2014, largely due to fewer new capitalized software projects.
Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2014 will be approximately $2.5 billion.
The net decrease in finance receivables was primarily due to loan sales in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions was primarily related to our acquisitions of Polar Speed Distribution Limited in the U.K. during 2014 and Cemelog Ltd. in Hungary during 2013. Other investing activities include capital contributions into certain investment partnerships, changes in restricted cash balances, and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used in Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2014	2013
Net cash used in financing activities	$(2,413)	$(4,716)
Share Repurchases:
Cash expended for shares repurchased	$(2,062)	$(2,866)
Number of shares repurchased	(20.6)	(33.3)
Shares outstanding at period end	908	929
Percent reduction in shares outstanding	(1.6)%	(2.5)%
Dividends:
Dividends declared per share	$2.01	$1.86
Cash expended for dividend payments	$(1,780)	$(1,702)
Borrowings:
Net borrowings (repayment) of debt principal	$1,331	$(108)
Other Financing Activities:
Cash received for common stock issuances	$203	$368
Other sources (uses) of cash for financing activities	$(105)	$(408)
Capitalization (as of September 30 each year):
Total debt outstanding at period end	$12,251	$12,600
Total shareowners’ equity at period end	5,644	3,655
Total capitalization	$17,895	$16,255
Debt to Total Capitalization %	68.5%	77.5%
We repurchased a total of 20.6 million shares of class A and class B common stock for $2.042 billion in the first nine months ended September 30, 2014, and 33.3 million shares for $2.844 billion for the first nine months ended September 30, 2013 ($2.062 and $2.866 billion in repurchases for 2014 and 2013, respectively, are reported on the cash flow statement due to the timing of settlements). In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of September 30, 2014, we had $4.772 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2014.
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
Issuances of debt in the first nine months of 2014 and 2013 consisted primarily of commercial paper. Repayments of debt in 2014 consisted primarily of the $1.0 billion 3.875% senior notes that matured in April 2014, while repayments in 2013 consisted primarily of the $1.75 billion 4.5% senior notes that matured in January 2013. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The cash outflows in other financing activities were primarily due to premiums paid and received on capped call options for the purchase of UPS class B shares, the purchase of noncontrolling interests, and tax withholdings on vested employee stock awards. We received (paid) net premiums of $53 and ($196) million during the first nine months of 2014 and 2013, respectively, related to entering into and settling capped call options for the purchase of class B shares. We paid $70 million in 2013 to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. Cash paid to settle the tax withholdings on vested employee stock awards was $154 and $142 million during the first nine months of 2014 and 2013, respectively.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.352 billion outstanding under this program as of September 30, 2014, with an average interest rate of 0.11%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of September 30, 2014, there were no amounts outstanding under this program. The amount of commercial paper outstanding fluctuates throughout each year based on daily liquidity needs. The average commercial paper balance outstanding was $1.260 billion and the average interest rate paid was 0.09% during the nine months ended September 30, 2014 ($1.129 billion and 0.07% in 2013, respectively).
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 27, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2014.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 28, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2014.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a stable outlook from Standard & Poor’s and Moody's.
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2014 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2014, 10% of net tangible assets was equivalent to $2.383 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2014 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al. an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. The trial is scheduled for June 2015.
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
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS submitted its written defenses to these allegations in April 2014. UPS intends to continue to defend itself in these proceedings. In November 2012, the Commerce Commission of Singapore initiated an investigation with respect to similar matters.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In January 2014, we received a Civil Investigative Demand from the Department of Justice seeking documents related to possible violations of the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. We have been contacted by some states requesting similar information. The Company has been cooperating with these inquiries.
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
In July 2013, we began resolution discussions with IRS Appeals on the income tax matters. In the second quarter of 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2005 through 2007 tax years and received a net refund of tax and interest totaling $145 million during the second quarter of 2014. The resolution of these matters and subsequent refund of tax and interest did not have a material impact on net income.
In February 2014, we began resolution discussions with IRS Appeals related to an RAR received for tax years 2008 and 2009. In the third quarter of 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2008 and 2009 tax years. We expect to receive a net refund of tax and interest totaling $26 million during the fourth quarter of 2014. The resolution of these matters and subsequent refund of tax and interest will not have a material impact on net income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Accounting Impact of Health and Welfare Plan Changes
Year-to-Date 2014 - Income Statement Impact:
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
Year-to-Date 2014 - Balance Sheet and Cash Flow Impact:
During the second quarter of 2014, we transferred cash totaling $2.271 billion to the Funds for the assumption of the postretirement healthcare benefit obligations. Of this cash transfer amount, $1.995 billion was accounted for as a settlement of our postretirement obligation for the NMA Group, while the remaining $276 million was accounted for as a prepaid deposit asset (recorded in "Other Current Assets" on the consolidated balance sheets) until the ratification of the collective bargaining agreements covering the Non-NMA Group. We have received approximately $563 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) as of September 30, 2014, and we anticipate receiving the remaining cash tax benefits of approximately $291 million resulting from these payments over the remainder of 2014.
For NMA Group employees who retired prior to January 1, 2014 and remain with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans resulted in an increase in the postretirement benefit obligation, and a corresponding decrease in pre-tax accumulated other comprehensive income, of $13 million upon ratification.
After the remeasurement and settlement of the obligation for the NMA Group, as well as normal expense and contribution activity, the total postretirement medical benefit obligation was reduced by $946 million, from $3.691 billion at December 31, 2013 to $2.745 billion at September 30, 2014.
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
Based on the anticipated expense and contribution levels for the remainder of 2014, in addition to the remeasurement and settlement of the obligations, we expect that the total postretirement medical benefit obligation will be reduced by approximately $1.153 billion, from $3.691 billion at December 31, 2013 to approximately $2.538 billion at December 31, 2014.
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
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position or results of operations.
Accounting Standards Issued But Not Yet Effective
In April 2014, the FASB issued an accounting standards update that changes the requirements for reporting discontinued operations. This update will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has a major effect on an entity's operations and financial results. This update also expands the disclosures for discontinued operations, and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This new guidance becomes effective for us prospectively in the first quarter of 2015. This amended guidance will only have a potential impact to the extent that we discontinue any operations in future periods.
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This amended guidance is effective for us beginning in the first quarter of 2017 and early adoption is not permitted. We are currently evaluating the impact that this amended guidance will have on our consolidated financial position and results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In June 2014, the FASB issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This new guidance becomes effective for us beginning in the first quarter of 2015, but early adoption is permitted. This new guidance is not expected to have a material impact on our consolidated financial position or results of operations.
Other accounting pronouncements issued, but not effective until after September 30, 2014, are not expected to have a material impact on our consolidated financial position or results of operations.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2014	December 31, 2013
Currency Derivatives	$273	$63
Interest Rate Derivatives	190	163
	$463	$226
Our market risks, hedging strategies and financial instrument positions at September 30, 2014 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. In 2014, we entered into several foreign currency forwards on the Indian Rupee, Malaysian Ringgit, Mexican Peso and Chinese Renminbi, as well as terminated positions that expired during the first nine months of 2014. We also entered into new currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated positions that expired during the first nine months of 2014. The remaining fair value changes between December 31, 2013 and September 30, 2014 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $403 million and were required to post $5 million in collateral with our counterparties as of September 30, 2014.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under the sub-caption “Contingencies” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Item 1A.	Risk Factors
We are including the following revised risk factor, which should be read in conjunction with our description of risk factors in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.
A significant privacy breach or IT system disruption could adversely affect our business and we may be required to increase our spending on data and system security.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our franchised center locations also are reliant on the use of information technology systems to manage their business processes and activities.  Our and our franchisees’ information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, malicious insiders, telecommunication failures, user errors or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or other coordinated attacks that may cause service outages or other interruptions in our business. In addition, breaches in security could expose us, our customers and franchisees, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Any of these occurrences could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, and litigation and potential liability for the company. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant. In August 2014, a broad-based malware intrusion targeting retailers throughout the U.S. was discovered and subsequently eradicated at approximately 1% of our franchisees’ locations. While the impact of this cyber-attack, including the costs associated with investigation and remediation activities, has had no material impact on our business and our financial results, our efforts to deter, identify, mitigate and/or eliminate such breaches in the future may not be successful.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the third quarter of 2014 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2014	1.2	$102.07	1.2	$5,329
August 1 – August 31, 2014	3.8	97.47	3.8	4,963
September 1 – September 30, 2014	1.9	98.19	1.9	4,772
Total July 1 – September 30, 2014	6.9	$98.47	6.9
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 6, 2014	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)