Form 10-K
period 2014-12-31
UNITED PARCEL SERVICE INC
filed 2015-02-27
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $72,546,596,423 as of June 30, 2014. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 18, 2015, there were 200,480,468 outstanding shares of class A common stock and 702,058,256 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 7, 2015 are incorporated by reference into Part III of this report.

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

Overview
United Parcel Service, Inc. (“UPS”) was founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, UPS is the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry and the premier provider of global supply chain management solutions. We deliver packages each business day for 1.6 million shipping customers to 8.2 million receivers ("consignees") in over 220 countries and territories. In 2014, we delivered an average of 18.0 million pieces per day worldwide, or a total of 4.6 billion packages. Total revenue in 2014 was $58.2 billion.
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
We serve the global market for logistics services, which include transportation, distribution, forwarding, ground freight, ocean freight, air freight, brokerage and financing. We have three reportable segments: U.S. Domestic Package, International Package and Supply Chain & Freight, all of which are described below. For financial information concerning our reportable segments and geographic regions, refer to note 11 of our consolidated financial statements.

Business Strategy
Customers leverage our broad array of logistics capabilities; global presence in North America, Europe, Asia and Latin America; reliability; industry-leading technologies; and solutions expertise for competitive advantage in markets where they choose to compete. We prudently invest to expand our integrated global network and service portfolio. Technology investments create user-friendly shipping, e-commerce, logistics management and visibility tools for our customers, while supporting our ongoing effort to increase operational efficiencies.
Our service portfolio and investments are rewarded with among the best return on invested capital and operating margins in the industry. We have a long history of sound financial management. Our consolidated balance sheet reflects financial strength that few companies can match. Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a stable outlook from both Moody's and Standard & Poor’s. Cash generation is a significant strength of UPS. This gives us strong capacity to service our obligations and allows for distributions to shareowners, reinvestment in our businesses and the pursuit of growth opportunities.
We enable and are the beneficiaries of the following trends:
Expansion of Global Trade
Transcontinental and trade across borders are predicted to grow faster than U.S. and global gross domestic production for the foreseeable future. As a result, U.S. and international economies are becoming more inter-connected and dependent on foreign trade.
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
Emerging Market Growth
Emerging market opportunities continue to expand. Over the next ten years, these markets are expected to represent the majority of global GDP growth, and an increasing proportion of global trade. Emerging markets are understandably a focus of investment and growth for our current customers; in addition, they will be a source of UPS’s next generation of customers. To take advantage of these opportunities, UPS will continue to make long-term investments in markets where our customers choose to grow. Over the past ten years, UPS has established a strong market presence in three leading emerging markets: China, Poland and Turkey. In the future, the Middle East, Latin America, Africa and Eastern Europe will become increasingly important for UPS.
Taken together, these two trends (expanding global trade and emerging market growth) underscore why our international business is a catalyst for UPS’s growth.
Increasing Need for Segment Expertise in the Integrated Carrier, Logistics and Transportation Space
We offer differentiated value propositions in several segments, including automotive and industrial manufacturing, retail, government, professional and consumer services, healthcare and high-tech.
Our industry-specific solutions are increasingly tailored to align with customer needs in each of these sectors. Staying abreast of industry trends positions us to anticipate business challenges in each industry. We deepen our understanding by studying these challenges and engaging with customers at the strategic planning stage. We then align our logistics expertise to address these business challenges to help our customers compete.
Our understanding of how macro and industry trends impact the stakeholders in each market allows us to develop commercial insights for our customers. These insights are incorporated into our sales-and-solution process and are shared with customers through direct engagement, industry forums and publications. By inviting our customers to leverage our capabilities to improve their overall industry performance, we help them achieve their business objectives and maintain our own competitiveness.

The combination of rising demand for healthcare services around the globe, new product innovations, increasing regulatory demands and downward pressure on reimbursement is creating both exciting opportunities and complex challenges for healthcare and life sciences companies. In today’s environment, healthcare logistics executives are most concerned with regulatory compliance, product security, supply chain cost management and product damage/spoilage. To address these challenges, more healthcare and life sciences companies are relying on partnerships with third party logistics providers that can provide efficient, scalable solutions that enable instant access to healthcare compliant infrastructure, provide options for temperature-sensitive transportation and storage capabilities and have expertise in the regulatory requirements of the markets they seek to enter.
UPS is in a unique position to offer our clients such solutions through the combination of our dedicated healthcare transportation and distribution capabilities which sit atop our vast, global integrated transportation network and are managed by a team of employees with healthcare logistics expertise. Over the past two years, we opened 15 new dedicated healthcare facilities on four continents, with our most recent additions in the United Kingdom, Mexico, Brazil and Poland. In total, we operate nearly seven million square feet of dedicated healthcare distribution space across an integrated network of 49 facilities. These facilities allow us to provide reliable, secure and cost-effective warehousing and distribution for healthcare and life sciences firms, which, in turn, allow them to easily navigate across and within borders.
Rapid technology innovation and growing worldwide demand for electronics are driving change in the already-dynamic high-tech industry.  As the technology marketplace becomes more complex, high-tech companies must manage and optimize their supply chains to remain competitive. Every year, product lifecycles are getting shorter, dictating the need for high-tech companies to better predict demand and understand their logistics requirements. Increasingly, they are looking to third party logistics providers for support in product launches, distribution, post-sales support and reverse logistics.
We have the expertise these companies need, as well as, a global transportation network and integrated technology solutions that can generate supply chain efficiency. This means high-tech companies, large and small, can get their products to market faster, improve customer service and boost revenue. We offer global sourcing and a significant amount of repair space to leverage one of the largest networks of post-sales facilities in the world. With more than 950 field stocking locations in 147 countries, we help high-tech companies identify better ways to meet their crucial logistics needs. Our experience and global capabilities make us a strong partner in the high-tech industry.
We will continue to expand our industry-specific support by growing our physical footprint and enhancing our technology based on our deepening understanding of industry-specific needs. Our aim is to increase the number of customers benefiting from these solutions and gain their associated transportation and logistics business.
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
Retail e-Commerce Growth
Throughout much of the world, e-commerce growth continues to outpace traditional lines of business. Our integrated network puts UPS in an ideal position to capitalize on the shift towards residential deliveries. We continue to create new services, supported by UPS technology, that complement the traditional UPS premium home delivery service and address the needs of e-commerce shippers and consignees. Our offerings span a broad spectrum that supports retailers across their value chain, from global sourcing to distribution and returns. We offer cost-sensitive solutions such as UPS SurePost, for shipments where economy takes precedence over speed, and feature-rich solutions, such as our UPS My Choice service that provides consignees with revolutionary visibility and control of their inbound shipments.
UPS My Choice keeps members up-to-date on their parcels’ delivery status through proactive alerts, and offers flexible delivery options to control when and where deliveries occur. Following on the success of UPS My Choice in the U.S. (over 13 million members), we expanded the service to 15 additional countries and territories in the Americas and Europe regions in 2014. With UPS My Choice, consignees may direct the timing and location of their deliveries before a delivery attempt is made. We strive to give our customers the best delivery experience in the industry---delivery on the first attempt, where and when their customers want them.

When UPS My Choice members will not be home to accept a delivery, they can redirect packages to UPS Access Point locations. UPS Access Points are convenient locations - such as The UPS Store® and other local businesses - that offer easy package drop-off and pickup. With evening and weekend hours, UPS Access Point locations fit consumers’ schedules and enable UPS to get packages delivered faster. Shippers in 50 origin countries and territories can ship directly to UPS Access Point locations in 12 destination countries, giving shippers and consignees greater control over package deliveries. Our integrated UPS Access Point network in Europe now has nearly 14,000 locations across nine countries with the 2014 additions of Poland and Italy.   We also expanded into North America to include locations in Canada, Mexico and the United States. By the end of 2015, we expect to have more than 20,000 locations worldwide. This move enhances our cross-border e-commerce offerings for retailers, while increasing choice for their customers, who can opt to pick up or drop off their parcels at retail locations that are convenient to them.
In 2014, UPS announced the purchase of i-parcel, LLC. This new offering focuses on innovative international e-commerce and logistics. The combination of UPS and i-parcel yields a global e-commerce solution that further strengthens our global business-to-consumer capabilities. This solution enables merchants to connect to over 100 million global shoppers by providing an integrated web platform, creating a localized look and feel for international shoppers. The technology empowers merchants to instantly localize their shopping cart value and provide a seamless shopping experience for international customers. This solution serves retail shoppers in over 100 countries and includes local currency options, fully-landed prices, and fully trackable, end-to-end delivery services.

Technology
Technology forms the foundation of our reliability and allows us to enhance the customer experience. Technology delivers value to our customers and returns to our shareowners. Recent developments that improve our operational efficiency, flexibility, reliability and customer experience include:

•
Continuing rollout of telematics to our international delivery fleet. We have completed the deployment of telematics to our domestic small package, freight forwarding and ground freight fleets. Telematics helps UPS determine a truck’s performance and condition by capturing data on more than 200 related elements, including speed, RPM, oil pressure, seat belt use, number of times the vehicle is placed in reverse and idling time. Together, improved data and driver coaching help reduce fuel consumption, emissions and maintenance costs, while improving driver safety. Additionally, customers experience more consistent pickup times and more reliable deliveries, thereby enhancing their profitability and competitiveness. By the end of 2014, telematics had been installed in over 82,000 vehicles.

•
Implementing our On Road Integrated Optimization and Navigation system (“ORION”), which employs advanced algorithms to determine the optimal route for each delivery while meeting service commitments. By the end of 2014, ORION was deployed to over 23,000 drivers.

•
Converting to keyless entry, which enables drivers to remotely turn the engine off with a button that will unlock the bulkhead door at the same time. Keyless entry is installed on all package cars in the U.S. and Canada.

•
Ramping up installations of our Next Generation Small Sort (“NGSS”) technology, which reduces the amount of memorization required to sort a package, thereby improving productivity and quality. Employees sort packages to bins tagged with flashing lights, rather than memorizing addresses, allowing us to dramatically reduce training time. NGSS is deployed to 285 sites globally and 64 additional sites are under evaluation for 2015.

We bring industry-leading UPS technology to our customers who, in turn, realize increased productivity, greater control of their supply chains and improved customer experience when they integrate with our systems. Customers benefit through offerings such as:
Shipping
WorldShip™, which is UPS’s flagship desktop shipping application, provides middle market and large customers with robust shipping capabilities. Customers can create custom labels, set up shipment alerts, create and upload customs documentation, track and export shipments, create reports and integrate with their enterprise resource planning and accounting systems to streamline shipping with real-time connectivity.
UPS marketplace shipping, which integrates www.ups.com with eBay® and Amazon®, allows marketplace sellers to easily ship their orders via www.ups.com or WorldShip. UPS marketplace shipping provides simplified shipment processing, access to order and shipment history, automatically updates the marketplace with tracking information and provides access to multiple payment options, including PayPal™.

Tracking and Visibility
UPS Quantum View® can help customers better manage shipments, facilitate tracking, allow for inbound volume planning, manage third-party shipping costs and automatically notify customers of incoming shipments. With visibility into transit times and delivery confirmations, customers can speed up their revenue cycle and collect accounts receivables more quickly while improving customer service.
International Trade Tools
UPS Paperless™ solutions allow customers to self-enroll in UPS Paperless™ Invoice and to upload shipping documents. These solutions enable customers to electronically transmit a commercial invoice, packing list or their own customs documents when shipping internationally. This eliminates redundant data entry and errors, while reducing customs delays and paper waste.
UPS TradeAbility® tools help customers effectively and confidently manage the movement of goods internationally in a timely, efficient and compliant manner.
Billing
The UPS Billing Center, a secure location for customers to view, download, manage and pay their UPS invoices, helps customers accelerate billing and payment processes. Customers can assign privileges with administrative controls, manage multiple accounts and create custom reports using a simple interface.
Integration
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
Business-to-Consumer
All UPS Access Point locations are pre-approved to ensure package safety, and are also equipped with the latest UPS technology to help make package pickup quick and convenient. Consumers are kept informed of the status of their package by tracking it on www.ups.com or on the UPS mobile application or website.
UPS My Choice®, which focuses on the consignee, has transformed the residential delivery experience. Receivers can direct the timing and circumstances of their deliveries using their computer, mobile devices or a Facebook app. This innovative service is powered by the complex integration of real-time route optimization and other technologies within our delivery network.
The Global Locator on www.ups.com was enhanced to give customers greater and faster access to UPS drop-off and pickup locations, including new UPS Access Point sites. The Global Locator has a new single search field with updated filters, location images, and location-specific promotions. Customers can also provide online feedback, e-mail search results, save favorite locations and access recent searches.
Mobile
UPS Mobile™, which includes the mobile website, m.ups.com, and apps for iPhone, iPad, Android and Kindle Fire devices, is readily available for most customers at any time. Customers can track, ship, find UPS locations, manage UPS My Choice shipments and receive shipment notifications on their mobile devices. The UPS Mobile apps and website were enhanced so that customers can now convert a rate estimate into a shipment, ship a package without logging in with a My UPS ID, compare shipping services more easily, select PayPal™ as a payment option, view details on shipping charges and utilize the redesigned Global Locator.

Reporting Segments and Products & Services
As a global leader in logistics, UPS offers a broad range of domestic and export delivery services; the facilitation of international trade; and the deployment of advanced technology to more efficiently manage the world of business. We seek to streamline our customers’ shipment processing and integrate critical transportation information into their own business processes, helping them to create supply chain efficiencies, better serve their customers and improve cash flow.

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
We offer same-day pickup of air and ground packages upon request. Customers can schedule pickups for one to five days a week, based on their specific needs. Additionally, our wholly-owned and partnered global network offers approximately 150,000 entry points where customers can tender a package to us at a location or time convenient to them. This combined network includes UPS drivers who can accept packages provided to them; UPS drop boxes; UPS Access Point locations; The UPS Store locations; authorized shipping outlets and commercial counters; alliance locations; and customer centers attached to UPS facilities. Some of these locations offer a full array of services including pickup, delivery and packing options, while others are drop-off locations only. We continually look for ways to enhance the customer experience by offering easy access to UPS.
The growth of online shopping has increased our customers’ needs for efficient and reliable returns, resulting in our development of a robust selection of returns services that are available in more than 145 countries. Options vary based on customer needs and country, and range from cost-effective solutions such as UPS Returns, to more-specialized services such as UPS Returns Exchange. UPS Returns enables shippers to provide their customers with a return shipping label, while UPS Returns Exchange simplifies product exchanges by delivering a replacement item and picking up a return item in the same stop, and assisting with the re-packaging process.
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

•
Customers can also leverage our extensive ground network to ship using our day-definite guaranteed ground service that serves every U.S. business and residential address. UPS delivers more ground packages than any other carrier, with nearly 13 million ground packages delivered on time every day in the U.S., most within one to three business days.

•
UPS also offers UPS SurePost, an economy residential ground service for customers with non-urgent, lightweight residential shipments. UPS SurePost is a contractual residential ground service that combines the consistency and reliability of the UPS Ground network with final delivery often provided by the U.S. Postal Service.

As U.S. online sales are estimated to nearly double by 2020, UPS invested over $1 billion in facility expansions and equipment modernization to better manage volume growth throughout the year, and to ensure a successful peak season in 2014 and beyond. Other significant improvements to effectively manage seasonal volume fluctuations included:

•	Enhancing Cyber Week operations in the U.S., including full ground and air pickup and delivery operations on Black Friday.

•	Using additional aircraft and regional air hubs to add significant capacity to UPS’s air network during critical periods.

•	Automating facilities to expand our existing capabilities through enhanced technology.

•	Adding new delivery vehicles and trailers, and increasing staffing to improve efficiency in all areas.

•	Updating www.ups.com and expanding UPS communications to enhance the timeliness and relevance of alerts when service disruptions occur.
Our significant investments in network capacity improvements and enhanced shipment visibility demonstrate our readiness to provide exceptional service and peace of mind to our customers.
International Package Reporting Segment
Our International Package reporting segment includes the small package operations in Europe, Asia, Canada and Latin America, the Indian sub-continent, the Middle East and Africa. UPS offers a wide selection of guaranteed day and time-definite international shipping services.

•	We offer three guaranteed time-definite express options (Express Plus, Express and Express Saver) to more locations than any other carrier.

•
In 2013, we introduced UPS Worldwide Express Freight for palletized shipments over 150 pounds. In early 2015, this service was enhanced to include 50 origins and 51 destinations, helping UPS customers to expand the footprint of their palletized shipments to major markets throughout the world. UPS Worldwide Express Freight leverages our unique combination of package and freight networks to provide industry leading transit times with a money-back guarantee.

•
For international shipments that do not require express services, UPS Worldwide Expedited offers a reliable, deferred, guaranteed day-definite service option. In 2013, we tripled the coverage area for UPS Worldwide Expedited, providing delivery in two-to-five business days to more than 220 countries and territories. We continue to expand our origin footprint for this service moving to over 80 origins in 2015. This expansion will help UPS customers magnify their global reach and balance delivery speed with cost, no matter where they ship.

•	For cross-border ground package delivery, we offer UPS Transborder Standard delivery services within Europe, between the U.S. and Canada and between the U.S. and Mexico.
Europe, our largest region outside of the U.S., accounts for roughly half of international revenue and is one of the primary drivers of our growth. Several factors provide significant opportunities, including the highly fragmented nature of the market and the fact that exports make up a significant part of Europe’s GDP. We believe there is a continued strong potential for growth in small package exports in Germany, the U.K., France, Italy, Spain and the Netherlands. To accommodate this growth, we expanded our main European air hub in Cologne, Germany in the first quarter of 2014; increasing capacity to process 190,000 packages per hour.
Asia remains attractive due to growth rates in intra-Asia trade and the expanding Chinese economy. We are bringing faster time-in-transit to customers focused on intra-Asia trade, and reducing transit days from Asia to Europe. Through added flight frequencies, we provide our customers the ability to ship next day to more places in Europe, guaranteed, than any other express carrier. We are continuing to build our presence in China through the expansion of our service capabilities, investing in our transportation network and strengthening brand awareness. During 2014 we opened a new Trans Pacific Air Hub at Taiwan Taoyuan International Airport, marking a 40% increase in size from the previous hub and increasing connectivity from Taiwan to key markets in the U.S. and Europe. Additionally, we serve more than 40 Asia-Pacific countries and territories through more than two dozen alliances with local delivery companies that supplement company-owned operations.
Additional international highlights include the following:

•
In South and Central America, we benefit from a strong regional economy. Our offerings include express package delivery in major cities as well as distribution and forwarding services. We continue to expand our network in Brazil, with plans to open nine new operating facilities strategically located in the state of Sao Paolo, set to be completed in May 2015. This enhancement will increase territorial coverage by 78% and improve time in transit throughout this key market.

•
We continue to grow our business organically in Mexico. We are well positioned with freight, domestic, international and distribution services. In 2014, we opened six new UPS Express centers strategically located across Mexico, including Mexico City, State of México, Jalisco and Quintana Roo. These new centers are aimed at increasing our presence among small and medium enterprises and the retail sector.

•
In February 2012, we broadened our European business-to-consumer service portfolio by acquiring Kiala S.A., a Belgium-based developer of a platform that enables e-commerce retailers to offer consumers the option of having goods delivered to a convenient retail location. Kiala was rebranded as UPS Access Point™ in the UPS portfolio of services. In 2014, we had nearly 14,000 Access Points in Europe after adding Poland and Italy to the existing seven countries that include Belgium, Germany, France, the UK, Luxembourg, Spain, and the Netherlands. There are also more than 700 Access Points in Canada, and in 2014 we added Mexico to the network. We expect to expand to over 20,000 locations throughout Europe and the Americas by the end of 2015.

•
During 2014, UPS MyChoice was expanded to 15 additional countries and territories: Canada, Austria, Belgium, Denmark, France, Germany, Italy, Mexico, the Netherlands, Poland, Puerto Rico, Spain, Sweden, Switzerland and the United Kingdom.

Supply Chain & Freight Reporting Segment
The Supply Chain & Freight segment consists of our forwarding and logistics services, our UPS Freight business, and our financial offerings through UPS Capital. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services, with financial and information services. We meet this demand by offering a broad array of supply chain services in over 195 countries and territories.
We have continued to acquire healthcare logistics companies to expand our transportation and distribution networks in Europe. In February 2014, we acquired Polar Speed Distribution Limited, a U.K.-based healthcare transportation provider specializing in refrigerated ground transportation of temperature-sensitive medicines and medical devices. In December 2014, we announced the acquisition of Poltraf Sp. Z o.o., a Polish-based healthcare logistics company that provides direct distribution and compliant logistics services to pharmaceutical and medical device customers in the fast-growing healthcare markets of Central and Eastern Europe (this acquisition is expected to close in the first half of 2015). Both of these acquisitions are part of our ongoing global growth and investment strategy.
In 2014, we also expanded our global logistics network by more than two million square feet, including 1.5 million square feet in North America. We added contract logistics facilities in key markets including Brazil, Chile, Netherlands and China (Beijing). Our continued investment in China brings the total to more than 130 owned and agent contract logistics facilities, covering 87 cities. These facilities provide distribution and warehousing solutions to shippers who want to reach customers within China and demonstrate our continued commitment to serving China's emerging middle class. We broadened our North American Health Care service offering by developing a healthcare-compliant network of 36 Field Stocking Locations ("FSLs"). This capability helps companies quickly send medical devices to hospitals and care facilities, while better managing inventory costs, regulatory compliance requirements, and end-to-end visibility of shipments.
Freight Forwarding
UPS is one of the largest U.S. domestic air freight carriers and among the top international air freight forwarders globally. UPS offers a portfolio of guaranteed and non-guaranteed global air freight services. Additionally, as one of the world’s leading non-vessel operating common carriers, UPS also provides ocean freight full-container load and less-than-container load transportation services between most major ports around the world.
Customs Brokerage
UPS is among the world’s largest customs brokers by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. We provide our customers with customs clearance, trade management and international trade consulting services. In 2014, UPS expanded its brokerage capabilities in Costa Rica through the integration of the 2013 acquisition of SEISA Brokerage.
Logistics and Distribution
UPS Logistics offers the following services:

•
Distribution Services: Our comprehensive distribution services are provided through a global network of distribution centers that manage the flow of goods from receiving to storage and order processing to shipment. UPS also provides specialized services to streamline supply chains in the healthcare, high tech, retail, industrial manufacturing and aerospace industries. Together, these services allow companies to save time and money by minimizing capital investment and positioning products closer to their customers.

•
Post Sales: Post Sales services support goods after they have been delivered or installed in the field. The four core service offerings within Post Sales include: (1) Critical Parts Fulfillment; (2) Reverse Logistics; (3) Test, Repair, and Refurbish and (4) Network and Parts Planning. We leverage our global distribution network of over 950 FSLs to ensure that the right type and quantity of our customers’ stock is in the right location to meet the needs of their end-customers. This solution allows our customers to maximize service to their end-customers while reducing costs.

•
UPS Mail Innovations: UPS Mail Innovations offers an efficient, cost-effective method for sending lightweight parcels and flat mail to global addresses from the U.S. We pick up customers’ domestic and international mail, and then sort, post, manifest and expedite the secured mail containers to the destination postal service for last-mile delivery.

•
UPS Express Critical: UPS Express Critical provides a broad range of urgent transportation options ranging from lightweight to heavyweight shipments around the world. Our experienced team can quickly assess a critical situation, identify transportation alternatives and implement delivery solutions that meets customers’ time and cost requirements.

UPS Freight
UPS Freight offers regional, inter-regional and long-haul less-than-truckload (“LTL”) services, as well as full truckload services, in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. UPS Freight provides reliable LTL service backed by a day-definite, on-time guarantee at no additional cost. Additionally, many user-friendly small package technology offerings are available for freight including: UPS WorldShip; Billing Center and Quantum View. These technology systems allow customers to process and track LTL shipments, create electronic bills of lading and reconcile billing.
UPS Capital
By leveraging more than 107 years of transportation and global supply chain expertise, UPS Capital, a subsidiary of UPS, provides insurance, financing and payment services that are unique, relevant and competitive.  UPS Capital helps companies protect themselves from risk, improve cash flow, and accelerate and protect payments.  UPS is the only logistics company in the world that offers this breadth of in-house financial and insurance solutions, providing customers with a single source for all of their logistics needs.
Sustainability
UPS’s business and corporate responsibility strategies pursue a common interest to increase the vitality and environmental sustainability of the global economy by aggregating the shipping activity of millions of businesses and individuals worldwide into a single, highly efficient logistics network. This provides benefits to:

•	UPS, by ensuring strong demand for our services.

•	The economy, by making global supply chains more efficient and less expensive.

•	The environment, by enabling our global customers to leverage UPS’s carbon efficiency and thereby reduce the carbon intensity of their supply chains.

•	Communities, by connecting individuals to global markets and providing the economic empowerment that can help facilitate positive social change.
We pursue sustainable business practices worldwide through operational efficiency, fleet advances, facility engineering projects and conservation-enabling technology and service offerings. We help our customers do the same.
We consider stakeholder engagement an essential aspect of corporate governance and collaborate regularly with a global diverse set of stakeholders on sustainability issues. In addition, we engage stakeholders directly in our sustainability strategy through our corporate materiality assessment process. In 2013, we conducted our second formal assessment, working once again with the non-profit organization Business for Social Responsibility ("BSR") to evaluate significant sustainability issues (economic, environmental and social), and ranked each issue by importance based on multiple stakeholder feedback. Our most material sustainability issues primarily involve our energy use, emissions and workplace policies. The full results of the assessment are available at www.ups.com/sustainability.

Sustainability highlights in 2014 include:

•	One of Corporate Responsibility’s “100 Best Corporate Citizens” for the 5th consecutive year.

•	Recognized by Ethisphere Institute as one of the “World’s Most Ethical Companies” for the 8th consecutive year.

•	Named to Interbrand's “Best Global Green Brands” for the 4th consecutive year. We ranked 28th and were the only company in the transportation sector to make the top 50.

•
Recognized as a constituent of the Dow Jones Sustainability North America Index for the 10th consecutive year; in addition, we were included on the Dow Jones Sustainability World Index for the 2nd consecutive year.

•	Recognized as a constituent of the NASDAQ OMX Global Sustainability Index for the 5th consecutive year.

•	Recognized as the top community-minded industrial company by The Civic 50.

•	Achieved a score of 100% in response to the Carbon Disclosure Project. It is the 4th consecutive year we have achieved a rating at or above 99%.
More information on how UPS addresses its most significant sustainability issues is available in the UPS Corporate Sustainability Report and on the UPS Sustainability website.
Community
We believe that strong communities are vital to the success of our company. By combining our philanthropy with the volunteer time and talents of our employees, UPS helps drive positive change for organizations and communities in need across the globe. The highlights of our corporate citizenship efforts in 2014 include:

•	Local non-profits around the world received nearly 1.9 million hours of volunteer service from UPS employees participating in our Neighbor-to-Neighbor program.

•
The UPS Foundation, which oversees corporate citizenship efforts for the company, invested $104 million in donations of both cash and in-kind services to global causes primarily in four focus areas—community safety, environmental sustainability, diversity and volunteerism.

•	UPS employees, both active and retired, contributed approximately $52 million to United Way in 2014 which was matched by a corporate contribution of $8 million.

•
Through The UPS Foundation we have the opportunity to support our global communities to offset carbon, support clean water, reduce poverty and help individuals sustain their lives through the planting of trees. The UPS Global Forestry Initiative, which began in 2013, is the signature program of The UPS Foundation’s Environmental Focus area. By the end of 2014, we have supported the planting of three million trees worldwide.

•
UPS continued to aid communities impacted by disasters through our UPS Humanitarian Relief program, by providing our logistics expertise, skilled volunteers, capacity building support and in-kind services. In 2014, UPS coordinated more than 263 humanitarian relief shipments across 43 countries and provided funding and logistics support to strengthen long-term recovery efforts of communities impacted by the Ebola epidemic, the Syrian Refugee Crisis and severe weather events in the Southern and Midwestern regions of the U.S.

•
Nearly 6,700 teenagers and novice drivers in the U.S., Canada, the U.K., Germany and China participated in UPS Road Code. This safety program for new drivers features UPS employees as instructors – a role where they share driving knowledge and safety tips amassed over our long history of safe driving.

Reputation
Great brands require connecting with customers.  In working to develop these connections, UPS continually receives high accolades from independent brand evaluations.  In 2014, the company ranked 27th on Interbrand’s Best Global Brands and 16th on Millward Brown's BrandZ Most Valuable Global Brands. Additionally, in Forbes’ “America’s Most Reputable Companies 2014,” UPS ranked 2nd among 150 large publicly-traded US companies rated by the Reputation Institute.

Employees
The strength of our company is our people, working together with a common purpose. We had approximately 435,000 employees (excluding temporary seasonal employees) as of December 31, 2014, of which 354,000 are in the U.S. and 81,000 are located internationally. Our global workforce includes approximately 75,000 management employees (38% of whom are part-time) and 360,000 hourly employees (47% of whom are part-time).
As of December 31, 2014, we had approximately 270,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). During 2014, the Teamsters ratified a new national master agreement with UPS that will expire on July 31, 2018.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested and received mediation by the National Mediation Board for the ongoing contract negotiations.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In 2014, the IAM ratified new collective bargaining agreements that will expire on July 31, 2019.
The experience of our management team continues to be an organizational strength. Nearly 34% of our full-time managers have more than 20 years of service with UPS.
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
Safety
Health and Safety is a core value at UPS and an enduring belief that the well-being of our people, business partners and the public is of utmost importance. We train our people to avoid injury to themselves and others in all aspects of their work. We do not tolerate unsafe work practices.
We recognize employees for health, wellness, and safety accomplishments. We provide programs that help promote the health and wellness of employees and their families, and the safety of our operations. We are committed to fostering the most effective safety practices in our work environment. By meeting our high safety standards and goals, we contribute to the well-being of our people, company, and the communities we serve.
We use an all-encompassing Comprehensive Health and Safety Process ("CHSP") to prevent occupational illnesses, injuries and auto crashes, as well as promote wellness through the development of workplace programs. The foundation of this process is our co-chaired employee and management health and safety committees. Together they conduct facility and equipment audits, perform work practice and behavior analysis, conduct training and recommend work process and equipment changes.
The components of CHSP are:

•	Personal Value. Which is the foundation and forms the base of our safety and wellness culture.

•
Management Commitment and Employee Involvement - Where employees take an active role in their own safety as well as their fellow workers and are supported by management. All operations management commit to providing a work environment that is conducive to the well-being and safety of their employees.

•
Work Site Analysis. Which includes injury and auto crash data analysis, behavior observations and facility and equipment audits to identify gaps and develop solutions. Our operations managers are responsible for their employees' safety results. We investigate every injury and auto crash and develop prevention activities.

•	Hazard Prevention and Control. Where solutions are developed and documented to ensure identified risks have been mitigated.

•
Safety Education and Training. Employees who are healthy and well-trained in proper methods are more safe and efficient in performing their jobs. Our approach starts with training the trainer. All trainers are certified to ensure that they have the skills and motivation to effectively instruct new employees. All new employees receive safety training during orientation and in the work area. In addition, each new driver receives extensive classroom and online instruction, as well as on-road training.

Other components to ensure the safety of our people and fleet include:

•
Wellness. We have a "Five Being Habits" wellness program that turns health and wellness knowledge into actionable measures. These habits are designed to enable employees and their families to take positive steps toward healthy lifestyles.

•
Recognition. We have a well-defined safe driving honor plan to recognize our drivers when they achieve accident-free milestones. We have more than 7,200 drivers enshrined in our coveted Circle of Honor for drivers who have driven 25 years or more without an avoidable auto crash.

•
Preventive Maintenance. We have a comprehensive Preventive Maintenance Program to ensure the safety of our fleet. Our fleet is managed and monitored electronically to ensure that each vehicle is serviced at a specific time to prevent malfunction or breakdown.

Competition
UPS is a global leader in logistics. We offer a broad array of services in the package and freight delivery industry and, therefore, compete with many different local, regional, national and international carriers. Our competitors include worldwide postal services, various motor carriers, express companies, freight forwarders, air couriers and others. Through our supply chain service offerings, we compete with a number of providers in the supply chain, financial services and information technology industries.
Competitive Strengths
Our competitive strengths include:
Global Network.    We believe that our integrated global ground and air network is the most extensive in the industry. We provide all types of package service (air, ground, domestic, international, commercial and residential) through a single pickup and delivery service network. We also have extensive air freight, ocean freight, ground freight and logistics networks that provide additional capabilities in the global transportation and logistics market.
Our sophisticated engineering systems allow us to optimize our network efficiency and asset utilization on a daily basis. This unique, integrated global business model creates consistent and superior returns.
Global Presence.    UPS serves more than 220 countries and territories around the world. We have a significant presence in all of the world’s major economies.
Leading-edge Technology.    We are a global leader in developing technology that helps our customers optimize their shipping and logistics business processes to lower costs, improve service and increase efficiency.
Technology powers virtually every service we offer and every operation we perform. Our technology offerings are driven by our customers’ needs. We offer a variety of online service options that enable our customers to integrate UPS functionality into their own businesses not only to send, manage and track their shipments conveniently, but also to provide their customers with better information services. We provide the infrastructure for an Internet presence that extends to tens of thousands of customers who have integrated UPS tools directly into their own websites.
Broad Portfolio of Services.    Our portfolio of services enables customers to choose the delivery option that is most appropriate for their requirements. Increasingly, our customers benefit from business solutions that integrate many UPS services in addition to package delivery. For example, our supply chain services—such as freight forwarding, customs brokerage, order fulfillment and returns management—help improve the efficiency of the supply chain management process.
Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.6 million pickup customers and 8.2 million delivery customers daily. Cross-selling small package, supply chain and freight services across our customer base is an important growth mechanism for UPS.
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
Financial Strength.    Our balance sheet reflects financial strength that few companies can match. Our financial strength gives us the resources to achieve global scale; to invest in employee development, technology, transportation equipment and facilities; to pursue strategic opportunities that facilitate our growth; to service our obligations; and to return value to our shareowners in the form of dividends, share repurchases and steady share growth.
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
UPS aircraft maintenance programs and procedures, including aircraft inspection and repair at periodic intervals, are approved for all aircraft under FAA regulations. The future cost of repairs pursuant to these programs may fluctuate according to aircraft condition, age and the enactment of additional FAA regulatory requirements.
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
No single customer accounts for 10% or more of our consolidated revenue. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of our large customers might account for a relatively significant portion of the growth in revenue in a particular quarter or year. These customers can drive the growth in revenue for particular services based on factors such as: new customer product launches; the seasonality associated with the fourth quarter holiday season; business mergers and acquisitions; and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, it could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

Our business is subject to complex and stringent regulation in the U.S. and internationally.
We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment and other governmental laws, regulations and policies, both in the U.S. and in the other countries in which we operate. In addition, our business is impacted by laws, regulations and policies that affect global trade, including tariff and trade policies, export requirements, taxes, monetary policies and other restrictions and charges. Changes in laws, regulations and policies and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws, regulations and policies cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations in the U.S. or in any of the countries in which we operate could result in substantial fines or possible revocation of our authority to conduct our operations, which could adversely affect our financial performance.
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
We are exposed to changes in interest rates, primarily on our short-term debt and that portion of our long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting our debt is discussed in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report. Additionally, changes in interest rates impact the valuation of our pension and postretirement benefit obligations and the related benefit cost recognized in the income statement. The impact of changes in interest rates on our pension and postretirement benefit obligations and costs is discussed further in the "Critical Accounting Policies and Estimates" section of this report.
We monitor and manage our exposures to changes in currency exchange rates and interest rates, and make use of derivative instruments to mitigate the impact of changes in these rates on our financial position and results of operations; however, changes in exchange rates and interest rates cannot always be predicted or hedged.
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
Any of these occurrences could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, and litigation and potential liability for the company. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant. In August 2014, a broad-based malware intrusion targeting retailers throughout the U.S. was discovered and subsequently eradicated at approximately 1% of our franchisees’ locations. While the impact of this cyber-attack, including the costs associated with investigation and remediation activities, was not material to our business and our financial results, our efforts to deter, identify, mitigate and/or eliminate any future breaches may not be successful.
Severe weather or other natural or manmade disasters could adversely affect our business.
Severe weather conditions and other natural or manmade disasters, including storms, floods, fires or earthquakes, epidemics or pandemics, or terrorist attacks, conflicts or unrest, may result in decreased revenues, as our customers reduce their shipments, or increased costs to operate our business, which could have an adverse effect on our results of operations for a quarter or year. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.
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
We derive a significant portion of our revenues from our international operations and are subject to the risks of doing business in international markets.
We have significant international operations and while the geographical diversity of our international operations helps ensure that we are not overly reliant on a single region or country, we are continually exposed to changing economic, political and social developments beyond our control. Emerging markets are typically more volatile than those in the developed world, and any broad-based downturn in these markets could reduce our revenues and adversely affect our business, financial position and results of operations. We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, our shipments to certain countries and the information that we can provide to non-U.S. governments.

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
With approximately 435,000 employees, including approximately 354,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in some of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation and the decreasing trend of discount rates that we use to value our pension liabilities. Continued increasing health care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our pension plans. The new national master agreement with the Teamsters includes changes that are designed to mitigate certain of these health care expenses, but there can be no assurance that our efforts will be successful or that the failure or success of these efforts will not adversely affect our business, financial position, results of operations or liquidity.
We participate in a number of trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans will be determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 in the event that a plan enters critical status, and our contributions are not sufficient to satisfy any rehabilitation plan funding schedule). In future collective bargaining negotiations, we could agree to make significantly higher future contributions to improve the funded status of one or more of these plans. The funded status of these multiemployer plans are impacted by various factors, including investment performance, health care inflation, changes in demographics and changes in participant benefit levels. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity could result from our participation in these plans.
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
We also own 29 of our 31 principal U.S. package operating facilities, which have floor spaces that range from approximately 310,000 to 879,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,000 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages, and capacity for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment, and employ specialized mechanical installations for the sorting and handling of packages.
We own or lease more than 800 facilities that support our international package operations. In addition, we own or lease more than 500 facilities, with approximately 32.2 million square feet of floor space, that support our freight forwarding and logistics operations. We own and operate a logistics campus consisting of approximately 3.7 million square feet in Louisville, Kentucky.

We own or lease approximately 200 UPS Freight service centers with approximately 5.9 million square feet of floor space. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 217,000 square feet of office space.

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
In the first quarter of 2014, we completed the expansion of our European air hub in Cologne. The expansion project equipped the existing facility with additional state-of-the-art technology and included a major extension to the existing building. This extension is partially dedicated to processing larger freight shipments. Together, these initiatives significantly increased the hub’s package sorting capacity from 112,000 to 190,000 packages per hour. The total cost of the expansion was approximately $200 million.

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

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2014:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 757-200F	75	—	—	—
Boeing 767-300ERF	59	—	—	—
Boeing MD-11F	38	—	—	—
Airbus A300-600F	52	—	—	—
Other	—	412	—	—
Total	237	412	—	—
We maintain an inventory of spare engines and parts for each aircraft.
All the aircraft we own meet Stage IV federal noise regulations and can operate at airports that have aircraft noise restrictions.
We currently do not have any commitments or options to purchase aircraft.
Vehicles
We operate a global ground fleet of approximately 106,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 33,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 33,000 containers used to transport cargo in our aircraft.

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
The following is a summary of our class B common stock price activity and dividend information for 2014 and 2013. Our class B common stock is listed on the New York Stock Exchange under the symbol “UPS”.

	High	Low	Close	Dividends Declared
2014:
First Quarter	$104.85	$93.19	$97.38	$0.67
Second Quarter	$104.30	$95.57	$102.66	$0.67
Third Quarter	$105.09	$94.87	$98.29	$0.67
Fourth Quarter	$113.10	$94.05	$111.17	$0.67
2013:
First Quarter	$85.92	$75.03	$85.90	$0.62
Second Quarter	$89.96	$81.95	$86.48	$0.62
Third Quarter	$92.10	$85.18	$91.37	$0.62
Fourth Quarter	$105.35	$88.46	$105.08	$0.62
As of February 20, 2015, there were 153,035 and 18,308 record holders of class A and class B common stock, respectively.
The policy of our Board of Directors is to declare dividends out of current earnings. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors.
On February 11, 2015, our Board declared a dividend of $0.73 per share, which is payable on March 10, 2015 to shareowners of record on February 23, 2015. This represents a 9% increase from the previous $0.67 quarterly dividend in 2014.
On February 14, 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. We anticipate repurchasing approximately $2.7 billion of shares in 2015.
A summary of repurchases of our class A and class B common stock during the fourth quarter of 2014 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31	4.4	$106.17	4.4	$4,309
November 1—November 30	0.9	108.43	0.6	4,244
December 1—December 31	0.9	110.45	0.8	4,152
Total October 1—December 31	6.2	$107.02	5.8

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

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
The following graph shows a five year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2009 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average, and our class B common stock.

Comparison of Five Year Cumulative Total Return

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
2009
2010
2011
2012
2013
2014
S&P 500
UPS
Dow Jones Transports

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
United Parcel Service, Inc.	$100.00	$130.29	$135.35	$140.54	$205.95	$223.79
Standard & Poor’s 500 Index	$100.00	$115.06	$117.48	$136.26	$180.38	$205.05
Dow Jones Transportation Average	$100.00	$126.74	$126.75	$136.24	$192.61	$240.91

Item 6.	Selected Financial Data
The following table sets forth selected financial data for each of the five years in the period ended December 31, 2014 (in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$35,851	$34,074	$32,856	$31,717	$29,742
International Package	12,988	12,429	12,124	12,249	11,133
Supply Chain & Freight	9,393	8,935	9,147	9,139	8,670
Total revenue	58,232	55,438	54,127	53,105	49,545
Operating expenses:
Compensation and benefits	32,045	28,557	33,102	27,575	26,557
Other	21,219	19,847	19,682	19,450	17,347
Total operating expenses	53,264	48,404	52,784	47,025	43,904
Operating profit:
U.S. Domestic Package	2,859	4,603	459	3,764	3,238
International Package	1,677	1,757	869	1,709	1,831
Supply Chain and Freight	432	674	15	607	572
Total operating profit	4,968	7,034	1,343	6,080	5,641
Other income (expense):
Investment income	22	20	24	44	3
Interest expense	(353)	(380)	(393)	(348)	(354)
Income before income taxes	4,637	6,674	974	5,776	5,290
Income tax expense	1,605	2,302	167	1,972	1,952
Net income	$3,032	$4,372	$807	$3,804	$3,338
Per share amounts:
Basic earnings per share	$3.31	$4.65	$0.84	$3.88	$3.36
Diluted earnings per share	$3.28	$4.61	$0.83	$3.84	$3.33
Dividends declared per share	$2.68	$2.48	$2.28	$2.08	$1.88
Weighted average shares outstanding:
Basic	916	940	960	981	994
Diluted	924	948	969	991	1,003

	As of December 31,
	2014	2013	2012	2011	2010
Selected Balance Sheet Data
Cash and marketable securities	$3,283	$5,245	$7,924	$4,275	$4,081
Total assets	35,471	36,212	38,863	34,701	33,597
Long-term debt	9,864	10,824	11,089	11,095	10,491
Shareowners’ equity	2,158	6,488	4,733	7,108	8,047

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
U.S. economic growth, retail sales and industrial production continued at a moderate pace in 2014, which resulted in growth in the small package delivery market. Continued strong growth in e-commerce and omni-channel retail sales has driven package volume increases in both commercial and residential products. Given these trends, overall volume growth was strong during the year, and products most aligned with business-to-consumer and retail industry shipments experienced the fastest growth.
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
While the worldwide economic environment has remained challenging in 2014, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our delivery network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of our On Road Integrated Optimization and Navigation system - "ORION") should increase our network capacity, and improve operational efficiency, flexibility and reliability. Additionally, we have continued to adjust our transportation network and utilize new or expanded operating facilities to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Revenue (in millions)	$58,232	$55,438	$54,127	5.0%	2.4%
Operating Expenses (in millions)	53,264	48,404	52,784	10.0%	(8.3)%
Operating Profit (in millions)	$4,968	$7,034	$1,343	(29.4)%	N/A
Operating Margin	8.5%	12.7%	2.5%
Average Daily Package Volume (in thousands)	18,016	16,938	16,295	6.4%	3.9%
Average Revenue Per Piece	$10.58	$10.76	$10.82	(1.7)%	(0.6)%
Net Income (in millions)	$3,032	$4,372	$807	(30.6)%	N/A
Basic Earnings Per Share	$3.31	$4.65	$0.84	(28.8)%	N/A
Diluted Earnings Per Share	$3.28	$4.61	$0.83	(28.9)%	N/A

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Year Ended December 31,
	2014	2013	2012
Operating Expenses:
Defined Benefit Plans Mark-to-Market Charge	$1,062	$—	$4,831
Health & Welfare Plan Charges	1,102	—	—
TNT Termination Fee and Related Expenses	—	284	—
Gain Upon Liquidation of Foreign Subsidiary	—	(245)	—
Multiemployer Pension Plan Withdrawal Charge	—	—	896
Income Tax Expense (Benefit) from the Items Above	(807)	(75)	(2,145)
These items have been excluded from comparisons of "adjusted" operating expenses, operating profit and operating margin in the discussion that follows.
Defined Benefit Plans Mark-to-Market Charge
In 2014 and 2012, we incurred pre-tax mark-to-market losses of $1.062 and $4.831 billion, respectively, on a consolidated basis ($670 million and $3.023 billion after-tax, respectively) on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. No mark-to-market gain or loss was incurred in 2013, as the remeasurement of plan assets and liabilities only resulted in adjustments within the 10% corridor (and thus only impacted accumulated other comprehensive income). These mark-to-market losses in 2014 and 2012, which were recorded in compensation and benefits expense in our statements of consolidated income, impacted each of our three reporting segments in both years. The table below indicates the amounts associated with each component of the pre-tax mark-to-market loss, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit costs, for each year:

	Year Ended December 31,
Components of mark-to-market gain (loss) (in millions)	2014	2013	2012
Discount rates	$(954)	$—	$(5,530)
Return on assets	42	—	708
Demographic assumptions	(150)	—	(9)
Total mark-to-market gain (loss)	$(1,062)	$—	$(4,831)

Weighted-average actuarial assumptions used to determine net periodic benefit cost	2014	2013	2012
Expected rate of return on plan assets	8.66%	8.69%	8.71%
Actual rate of return on plan assets	9.45%	8.36%	11.76%
Discount rate used for net periodic benefit cost	5.24%	4.38%	5.58%
Discount rate at measurement date	4.36%	5.24%	4.38%
The $1.062 and $4.831 billion pre-tax mark-to-market losses for the years ended December 31, 2014 and 2012, respectively, were comprised of the following components:
2014 - $1.062 billion pre-tax mark-to-market loss:

•
Discount Rates ($954 million pre-tax loss): The weighted-average discount rate for our U.S. pension and postretirement medical plans and our international pension plans declined from 5.24% at December 31, 2013 to 4.36% at December 31, 2014. This overall decline in discount rates was driven by a 122 basis point decline in the 30 year Treasury bond rate, but was partially offset by an increase in credit spreads on AA-rated 30 year bonds.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Return on Assets ($42 million pre-tax gain): Our expected rate of return on U.S. pension and postretirement medical plan assets is developed taking into consideration: (1) historical plan asset returns over long-term periods, (2) current market conditions, and (3) the mix of asset classes in our investment portfolio. We review the expected rate of return on an annual basis and revise it as appropriate. In 2014, the actual rate of return on plan assets of 9.45% exceeded our expected rate of return of 8.66%, primarily due to continued gains in the world equity markets.

•
Demographic Assumptions ($150 million pre-tax loss): The implementation of new U.S. mortality tables in 2014 resulted in an increased participant life expectancy assumption, which increased the overall projected benefit obligation for our plans.

2012 - $4.831 billion pre-tax mark-to-market loss:

•
Discount Rates ($5.530 billion pre-tax loss): The weighted-average discount rate for our U.S. pension and postretirement medical plans and our international pension plans declined from 5.58% at December 31, 2011 to 4.38% at December 31, 2012, due to two primary factors: (1) The discount rate for our U.S. pension and postretirement medical plans is determined using a bond matching approach for a portfolio of corporate AA bonds. In 2012, financial institutions comprised a smaller portion of our corporate AA bond portfolio relative to 2011, largely due to credit downgrades of several large financial institutions in 2012. (2) Credit spreads on AA-rated 30-year bonds declined in 2012.  These changes in the composition of our bond portfolio mix and the compression in credit spreads were the primary factors resulting in the 120 basis point decline in the weighted-average discount rate in 2012 relative to 2011.

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

Health and Welfare Plan Charges
In connection with the ratification of our national master agreement with the International Brotherhood of Teamsters ("Teamsters") in 2014, we incurred pre-tax charges totaling $1.102 billion ($687 million after-tax) associated with changes in the delivery of healthcare benefits to certain active and retired union employees. These charges are discussed in further detail in the "Collective Bargaining Agreements" section. These charges impacted our U.S. Domestic Package segment ($990 million), International Package segment ($28 million) and Supply Chain & Freight segment ($84 million).
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Multiemployer Pension Plan Withdrawal Charge
In 2012, we recognized an $896 million pre-tax charge ($559 million after-tax) for the establishment of a withdrawal liability related to our withdrawal from the New England Teamsters and Trucking Industry Pension Fund ("New England Pension Fund"), a multiemployer pension plan. This charge is discussed in further detail in the "Collective Bargaining Agreements" section. This charge was recorded in compensation and benefits expense in our statements of consolidated income, and impacted our U.S. Domestic Package segment.
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
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2014, 2013 or 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Average Daily Package Volume (in thousands):
Next Day Air	1,274	1,271	1,277	0.2%	(0.5)%
Deferred	1,155	1,074	1,031	7.5%	4.2%
Ground	12,893	12,060	11,588	6.9%	4.1%
Total Avg. Daily Package Volume	15,322	14,405	13,896	6.4%	3.7%
Average Revenue Per Piece:
Next Day Air	$20.42	$20.12	$19.93	1.5%	1.0%
Deferred	12.57	12.70	13.06	(1.0)%	(2.8)%
Ground	7.85	7.96	7.89	(1.4)%	0.9%
Total Avg. Revenue Per Piece	$9.25	$9.39	$9.38	(1.5)%	0.1%
Operating Days in Period	253	252	252
Revenue (in millions):
Next Day Air	$6,581	$6,443	$6,412	2.1%	0.5%
Deferred	3,672	3,437	3,392	6.8%	1.3%
Ground	25,598	24,194	23,052	5.8%	5.0%
Total Revenue	$35,851	$34,074	$32,856	5.2%	3.7%
Operating Expenses (in millions):
Operating Expenses	$32,992	$29,471	$32,397	11.9%	(9.0)%
Defined Benefit Plans Mark-to-Market Charge	(660)	—	(3,177)
Health & Welfare Plan Charges	(990)	—	—
Multiemployer Pension Plan Withdrawal Charge	—	—	(896)
Adjusted Operating Expenses	$31,342	$29,471	$28,324	6.3%	4.0%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$2,859	$4,603	$459	(37.9)%	N/A
Adjusted Operating Profit	$4,509	$4,603	$4,532	(2.0)%	1.6%
Operating Margin	8.0%	13.5%	1.4%
Adjusted Operating Margin	12.6%	13.5%	13.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2014 and 2013, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
2014 / 2013	6.8%	(1.6)%	—%	5.2%
2013 / 2012	3.7%	0.5%	(0.5)%	3.7%
Volume
2014 compared to 2013
Our total volume increased in 2014, largely due to continued solid growth in e-commerce and overall retail sales. Business-to-consumer shipments, which represent more than 45% of total U.S. Domestic Package volume, grew 12% for the year and drove increases in both air and ground shipments. UPS SurePost volume increased more than 45% in 2014, and accounted for approximately half of the overall volume growth for the segment. Business-to-business volume grew 3% in 2014, largely due to increased volume from the retail industry, including the use of our solutions for omni-channel (including ship-from-store and ship-to-store models) and returns shipping; additionally, business-to-business volume was positively impacted by growth in shipments from the industrial, automotive and government sectors.
Among our air products, volume increased in 2014 for both our Next Day Air and deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, particularly our residential Second Day Air package product. Our business-to-business air volume increased slightly as well, largely due to growth in the retail and industrial sectors. This growth was slightly offset by a decline in air letter volume, which was negatively impacted by some competitive losses and slowing growth in the financial services industry. The growth in premium and deferred air volume continues to be impacted by economic conditions and changes in our customers' supply chain networks; the combination of these factors influences their sensitivity towards the price and speed of shipments, and therefore favoring the use of our deferred air services.
The increase in ground volume in 2014 was driven by our SurePost service offering, which had a volume increase of more than 45% for the year; additionally, we experienced moderate volume growth in our traditional residential and commercial ground services. Demand for SurePost and our traditional residential products continues to be driven by business-to-consumer shipping activity from e-commerce retailers and other large customers. The growth in business-to-business ground volume was largely due to growth in omni-channel retail volume, the increased use of our returns service offerings, and the growth in shipments from the industrial sector.
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
Rates and Product Mix
2014 compared to 2013
Overall revenue per piece decreased 1.5% in 2014, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on December 30, 2013. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select and UPS Ground.
Revenue per piece increased for our Next Day Air products in 2014, largely due to the base rate increase, an increase in the average weight per package, and a shift in product mix from lower-yielding letters towards higher-yielding packages. Revenue per piece declined for our deferred products in 2014, as customer and product mix changes more than offset the increase in base rates. Product mix adversely impacted deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted deferred revenue per piece, due to the faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers.
Ground revenue per piece decreased in 2014, as customer and product mix changes more than offset the impact of the base rate increase. Customer and product mix changes adversely impacted revenue per piece as a greater portion of our overall volume in 2014, relative to 2013, came from lighter-weight shipments (including more than 45% volume growth in SurePost) and larger customers.
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

Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel Price. In connection with our base rate increase on December 31, 2012, we modified the fuel surcharge on air and ground services by reducing the index used to determine the fuel surcharge by 2% and 1%, respectively. Based on published rates, the average fuel surcharge rates for domestic air and ground products were as follows:

	Year Ended December 31,			% Point Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Next Day Air / Deferred	10.2%	10.7%	13.0%	(0.5)%	(2.3)%
Ground	7.1%	7.2%	8.0%	(0.1)%	(0.8)%
Total fuel surcharge revenue declined by $8 million in 2014, as lower fuel surcharge rates (driven by lower fuel prices) slightly more than offset the impact of increased air and ground volume. In 2013, total fuel surcharge revenue declined by $178 million due to lower fuel surcharge rates (driven primarily by the reductions in the index on both the air and ground surcharges, as well as lower fuel prices).
Operating Expenses
2014 compared to 2013
Adjusted operating expenses for the segment increased $1.871 billion in 2014, primarily due to pick-up and delivery costs (up $821 million), the cost of operating our domestic integrated air and ground network (up $719 million) and the costs of package sorting (up $167 million). These costs were impacted by several factors:

•
We incurred higher employee compensation costs, largely resulting from an increase in average daily union labor hours (up 7.5%), union contractual wage rate increases, increased employee healthcare expenses and growth in the overall size of the workforce. The increase in labor hours was driven by volume growth, additional overtime and training hours during our fourth quarter holiday shipping season, and adverse weather conditions in early 2014.

•
We incurred higher expenses associated with outside contract carriers, due to volume growth, issues associated with the service performance of rail carriers, and the adverse weather conditions in early 2014.

•
These cost increases were partially offset by a reduction in worker's compensation expense, due to actuarial adjustments that were largely attributable to operational safety and claims management initiatives.

•
These cost increases were also mitigated by certain network efficiency and productivity improvements, which resulted in a 0.4% reduction in the total adjusted cost per piece in 2014 compared with 2013. We have continued to adjust our air and ground networks to better match higher volume levels, utilize technology to increase package sorting and delivery efficiency, and benefit from improved pick-up and delivery densities (particularly for our residential products). These improvements allowed us to process increased volume (up 6.4%) at a faster rate than the increase in average daily aircraft block hours (up 2.4%) and vehicle miles driven (up 4.2%).

In the fourth quarter of 2014, adjusted operating expenses increased 9.4%, as decreased productivity, higher contract carrier rates, and additional union overtime and training hours contributed to approximately $200 million in excess costs. In order to process the significant increase in package volume while maintaining service levels, we increased our overall capacity through additional staffing, more equipment rentals and new operating facilities. Additionally, we elected to operate on one additional day during the fourth quarter of 2014 to further improve service levels. However, the significant variability in package volume during the holiday shipping season resulted in a sub-optimized transportation network, and a reduction in productivity (average daily union labor hours increased 10.5%, compared with the volume increase of 6.6%). The total adjusted cost per piece in the fourth quarter of 2014 increased 1.0% compared with the fourth quarter of 2013.

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

Operating Profit and Margin
2014 compared to 2013
Adjusted operating profit decreased $94 million in 2014 compared with 2013, and was impacted by several factors. We incurred approximately $200 million of additional operating costs during the fourth quarter holiday shipping season, largely due to decreased productivity, higher contract carrier rates, and additional union overtime and training hours. The unfavorable weather conditions in the U.S. in early 2014 reduced operating profit approximately $200 million in 2014, including the estimated loss in package volume, increased guaranteed service refunds to customers and higher operating expenses. Additionally, changes in customer and product mix combined to pressure our revenue per piece. These factors were partially offset by solid volume growth and the overall productivity improvements (resulting in lower cost per piece) discussed previously. The combination of these factors led to a 90 basis point decline in our operating margin in 2014 compared with 2013.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Year Ended December 31,			% Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Average Daily Package Volume (in thousands):
Domestic	1,579	1,499	1,427	5.3%	5.0%
Export	1,115	1,034	972	7.8%	6.4%
Total Avg. Daily Package Volume	2,694	2,533	2,399	6.4%	5.6%
Average Revenue Per Piece:
Domestic	$6.97	$7.06	$7.04	(1.3)%	0.3%
Export	33.98	35.18	36.88	(3.4)%	(4.6)%
Total Avg. Revenue Per Piece	$18.15	$18.54	$19.13	(2.1)%	(3.1)%
Operating Days in Period	253	252	252
Revenue (in millions):
Domestic	$2,784	$2,667	$2,531	4.4%	5.4%
Export	9,586	9,166	9,033	4.6%	1.5%
Cargo	618	596	560	3.7%	6.4%
Total Revenue	$12,988	$12,429	$12,124	4.5%	2.5%
Operating Expenses (in millions):
Operating Expenses	$11,311	$10,672	$11,255	6.0%	(5.2)%
Defined Benefit Plan Mark-to-Market Charge	(200)	—	(941)
Health & Welfare Plan Charges	(28)	—	—
Gain Upon Liquidation of Foreign Subsidiary	—	245	—
TNT Termination Fee and Related Expenses	—	(284)	—
Adjusted Operating Expenses	$11,083	$10,633	$10,314	4.2%	3.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,677	$1,757	$869	(4.6)%	102.2%
Adjusted Operating Profit	$1,905	$1,796	$1,810	6.1%	(0.8)%
Operating Margin	12.9%	14.1%	7.2%
Adjusted Operating Margin	14.7%	14.5%	14.9%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(72)	$(65)
Operating Expenses				87	(37)
Operating Profit				$15	$(102)

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2014 and 2013, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
2014 / 2013	6.8%	(1.7)%	—%	(0.6)%	4.5%
2013 / 2012	5.6%	(1.5)%	(1.1)%	(0.5)%	2.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2014 compared to 2013
Our overall average daily volume increased in 2014, largely due to strong demand from several economic sectors (including retail, healthcare, industrial and automotive).
We continued to experience strong export volume growth in 2014, with increases from all regions in the world. European export volume increased 12% for the year, with particular strength in the intra-European trade lanes and the Europe-to-U.S. trade lane. Asian export volume increased at a moderate pace (with strength in the Asia-to-U.S. and Asia-to-Europe trade lanes), and benefited from technology sector product launches. Export volume continued to shift towards our standard products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express. Our international customers continue to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influences their sensitivity towards the price and speed of shipments.
The strong increase in domestic volume in 2014 was driven by solid volume growth in Canada, Italy, Spain, France and the United Kingdom.
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
Rates and Product Mix
2014 compared to 2013
Total average revenue per piece decreased 1.5% in 2014 on a currency-adjusted basis, and was impacted by changes in base rates as well as product mix.
On December 30, 2013, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 3.1% in 2014, as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates (volume for our standard products increased 12%, while volume for our premium express products increased 4%). Additionally, currency-adjusted export revenue per piece was adversely impacted by shorter average trade lanes (due to faster growth in intra-regional shipments) and changes in customer mix (as export volume growth for larger customers exceeded the volume growth for higher-yielding middle market customers).
Currency-adjusted domestic revenue per piece increased 0.3% in 2014, and was impacted by base rate increases, as well as changes in product mix and fuel surcharge rates.

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
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. In connection with our base rate increase on December 31, 2012, we modified the fuel surcharge on certain U.S.-related international air services by reducing the index used to determine the fuel surcharge by 2%.
Total international fuel surcharge revenue increased by $2 million in 2014, as the combined impact of international air volume growth and modifications to the fuel surcharge indices were largely offset by declining fuel prices. Total international fuel surcharge revenue decreased by $135 million in 2013, largely due to declining fuel prices and the 2% reduction in the index; however, this was partially offset by increases in international air volume.
Operating Expenses
2014 compared to 2013
Overall adjusted operating expenses for the segment increased $450 million in 2014. This increase was driven by the cost of pick-up and delivery, which increased $201 million, as well as the cost of operating our international integrated air and ground network, which increased $150 million. The increases in pick-up and delivery and network costs were largely driven by higher package volume and higher expense for outside transportation carriers (which was impacted by network capacity constraints in Europe). However, network cost increases were mitigated by reductions in average daily aircraft block hours (1.1% decrease in 2014), as a result of ongoing modifications to our air network; this was achieved even with a 7.8% increase in international export volume and several air product service enhancements.
The remaining increase in adjusted operating expenses in 2014 was largely due to the costs of package sorting, which increased $52 million, and was impacted by volume growth. Additionally, indirect operating costs increased $47 million in 2014, and were affected by various factors, including restructuring charges, foreign currency remeasurement losses, legal contingency accruals, bad debt expense, and several other factors.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 1.6% in 2014.

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
Operating Profit and Margin
2014 compared to 2013
Adjusted operating profit increased by $109 million in 2014, while the adjusted operating margin increased 20 basis points. These increases were largely due to moderate revenue growth combined with the mitigation of expense increases through improved productivity.
In addition to the aforementioned factors, the net impact of fuel (fuel surcharge revenue grew faster than fuel expense) and the net impact of currency (remeasurement and translation gains) resulted in a favorable impact on operating profit of $127 million when comparing 2014 with 2013. Fuel surcharge revenue was favorably impacted during 2014 by rate increases to the fuel surcharge index. Operating profit in 2014 was negatively impacted by $21 million due to a restructuring charge and related costs in Europe.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Freight LTL Statistics:
Revenue (in millions)	$2,633	$2,502	$2,377	5.2%	5.3%
Revenue Per Hundredweight	$22.64	$22.05	$21.73	2.7%	1.5%
Shipments (in thousands)	10,762	10,497	10,136	2.5%	3.6%
Shipments Per Day (in thousands)	42.5	41.5	40.1	2.5%	3.6%
Gross Weight Hauled (in millions of lbs)	11,632	11,348	10,939	2.5%	3.7%
Weight Per Shipment (in lbs)	1,081	1,081	1,079	—%	0.2%
Operating Days in Period	253	253	253
Revenue (in millions):
Forwarding and Logistics	$5,758	$5,492	$5,977	4.8%	(8.1)%
Freight	3,048	2,882	2,640	5.8%	9.2%
Other	587	561	530	4.6%	5.8%
Total Revenue	$9,393	$8,935	$9,147	5.1%	(2.3)%
Operating Expenses (in millions):
Operating Expenses	$8,961	$8,261	$9,132	8.5%	(9.5)%
Defined Benefit Plans Mark-to-Market Charge	(202)	—	(713)
Health & Welfare Plan Charges	(84)	—	—
Adjusted Operating Expenses	$8,675	$8,261	$8,419	5.0%	(1.9)%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$432	$674	$15	(35.9)%	N/A
Adjusted Operating Profit	$718	$674	$728	6.5%	(7.4)%
Operating Margin	4.6%	7.5%	0.2%
Adjusted Operating Margin	7.6%	7.5%	8.0%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(65)	$(31)
Operating Expenses				54	25
Operating Profit				$(11)	$(6)

*	Amount represents the change compared to the prior year.
Revenue
2014 compared to 2013
Forwarding and logistics revenue increased $266 million in 2014 compared with 2013. Forwarding revenue increased for the year, primarily due to volume and tonnage growth in our international air freight, North American air freight and ocean freight businesses, which were impacted by improving overall market demand. This was partially offset, however, by lower rates charged to our customers in our international air forwarding business, which was largely due to industry overcapacity in key trade lanes, particularly the Asia-outbound market. Revenue for our logistics products increased in 2014, as we experienced solid growth in our mail services, healthcare and retail distribution solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight revenue increased $166 million in 2014, driven by solid increases in average daily LTL shipments and LTL revenue per hundredweight. The increase in average daily LTL shipments in 2014 was impacted by overall U.S. economic growth and improving LTL market conditions. The increase in LTL revenue per hundredweight was largely due to our focus on yield management, as well as general rate increases averaging 4.4% and 5.9% that took effect in March 2014 and June 2013, respectively, covering non-contractual shipments in the United States, Canada and Mexico. LTL fuel surcharge revenue increased by $13 million in 2014 compared with 2013, due to changes in diesel fuel prices and overall LTL shipment volume.
Revenue for the other businesses within Supply Chain & Freight increased $26 million in 2014, due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions; however, this was partially offset by a decline in revenue from our contract to provide domestic air transportation services for the U.S. Postal Service.
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
Operating Expenses
2014 compared to 2013
Forwarding and logistics adjusted operating expenses increased $266 million in 2014, largely due to higher purchased transportation and employee compensation expenses. Purchased transportation expense increased by $229 million for the year, primarily due to higher volume and tonnage in our international air freight forwarding business and higher rates charged to us by third-party transportation carriers. Compensation and benefits expense increased $47 million in 2014, due to merit salary and wage increases for management and hourly employees, along with an increase in the overall size of the workforce.
Freight adjusted operating expenses increased $140 million in 2014, while the total adjusted cost per LTL shipment increased 2.0%. The increase in adjusted operating expenses was largely due to pick-up and delivery expenses (which increased $96 million) and the costs associated with operating our linehaul network (which increased $65 million). The increases in pick-up and delivery and network costs were primarily due to contractual wage increases, higher LTL volume and increased costs associated with outside contract and rail carriers. Partially offsetting these cost increases were reductions in indirect operating expenses, including lower auto liability and worker's compensation costs, which were impacted by operational safety and claims management initiatives, as well as lower pension expense.
Operating expenses for the other businesses within Supply Chain & Freight increased $8 million in 2014 compared with 2013.

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
Operating Profit and Margin
2014 compared to 2013
Adjusted operating profit for the forwarding and logistics unit remained comparable between 2014 and 2013, and was impacted by several factors. Operating profit in the international air forwarding business declined in 2014, as continued excess market capacity in key trade lanes reduced the margin between the rates we charge our customers and the rates at which we procure capacity from third party air carriers. We increased profitability in our North American air freight, ocean freight, distribution and mail services units in 2014, as a result of improving market demand and cost controls.
Adjusted operating profit for our freight unit increased $26 million in 2014 compared with 2013, as shipment growth, increased yields and higher productivity more than offset contractual union wage increases.
The combined operating profit for all of our other businesses in this segment increased $18 million in 2014, primarily due to higher operating profit at UPS Capital and UPS Customer Solutions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses

	Year Ended December 31,			% Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Operating Expenses (in millions):
Compensation and Benefits	$32,045	$28,557	$33,102	12.2%	(13.7)%
Defined Benefit Plans Mark-to-Market Charge	(1,062)	—	(4,831)
Health & Welfare Plan Charges	(1,102)	—	—
Multiemployer Pension Plan Withdrawal Charge	—	—	(896)
Adjusted Compensation and Benefits	29,881	28,557	27,375	4.6%	4.3%

Repairs and Maintenance	1,371	1,240	1,228	10.6%	1.0%
Depreciation and Amortization	1,923	1,867	1,858	3.0%	0.5%
Purchased Transportation	8,460	7,486	7,354	13.0%	1.8%
Fuel	3,883	4,027	4,090	(3.6)%	(1.5)%
Other Occupancy	1,044	950	902	9.9%	5.3%

Other Expenses	4,538	4,277	4,250	6.1%	0.6%
TNT Termination Fee and Related Expenses	—	(284)	—
Gain Upon Liquidation of Foreign Subsidiary	—	245	—
Adjusted Other Expenses	4,538	4,238	4,250	7.1%	(0.3)%

Total Operating Expenses	$53,264	$48,404	$52,784	10.0%	(8.3)%
Adjusted Total Operating Expenses	$51,100	$48,365	$47,057	5.7%	2.8%

Currency Translation Cost / (Benefit)*				$(141)	$12

*	Amount represents the change compared to the prior year.
Compensation and Benefits
2014 compared to 2013
Employee payroll costs increased $1.054 billion in 2014, compared with 2013, largely due to contractual union wage rate increases, a 7.5% increase in average daily union labor hours, and a merit salary increase for management employees. The increase in average daily union labor hours was impacted by volume growth, as well as additional training hours for the seasonal fourth quarter staffing increase. Additionally, adverse weather conditions in the early part of 2014 contributed to an increase in labor hours in the year-to-date comparison.
Adjusted benefits expense increased $270 million in 2014, primarily due to increased health and welfare costs, payroll taxes, and vacation, holiday and excused absence expenses. However, these factors were partially offset by a reduction in pension costs and workers compensation expense. These factors are discussed further as follows:

•
Adjusted health and welfare costs increased $221 million in 2014, largely due to higher medical claims in company-sponsored plans, increased contributions to multiemployer plans and the impact of several provisions of the Patient Protection and Affordable Care Act of 2010. The growth in multiemployer plan contributions was impacted by contractual contribution rate increases and higher union labor hours.

•	Payroll taxes increased $73 million in 2014, primarily as a result of higher union labor hours, union wage rate increases and higher management incentive compensation payments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Vacation, holiday and excused absence expense increased $41 million in 2014, due to an increase in the overall number of employees and increased vacation entitlements earned based on employees' years of service.

•
Adjusted pension costs declined $23 million in 2014, as a decrease in the expense for company-sponsored pension plans (largely due to higher discount rates used to determine pension cost for 2014) was largely offset by higher contributions to multiemployer pension plans (due to both increased contribution rates and higher union labor hours).

•
Workers compensation expense decreased $69 million in 2014, impacting all segments. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2014, we experienced favorable actuarial expense adjustments as the frequency and severity of claims was less than previously projected, due to the impact of ongoing operational safety improvement and claim management initiatives.

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

Repairs and Maintenance
2014 compared to 2013
The increase in repairs and maintenance expense in 2014 was primarily due to a $93 million increase in airframe and aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets. The remaining increase was largely due to increased vehicle maintenance costs in our global package and freight operations, primarily due to the growth in the size of our vehicle fleet.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation and Amortization
2014 compared to 2013
The increase in depreciation and amortization expense in 2014, compared with 2013, was primarily due to a $45 million increase in the depreciation expense on vehicles, due to the replacement of older, fully-depreciated vehicles, technology upgrades on vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations. Additionally, amortization expense increased $20 million, primarily related to intangible assets resulting from business acquisitions. These factors were partially offset by a decrease in building and facility depreciation, as several operating facilities became fully-depreciated.
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
Purchased Transportation
2014 compared to 2013
The $974 million increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers in 2014 was driven by several factors:

•
Our U.S. Domestic Package segment incurred a $474 million increase in expense in 2014, primarily due to (1) higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product; (2) the increased use of, and higher rates passed to us from, rail carriers; and (3) the increased use of outside contract carriers, which was impacted by volume growth and rail carrier service issues; additionally, adverse weather conditions in the early months of 2014 resulted in the additional use of outside contract carriers. Approximately $177 million of the increase, or 37% of the total increase for the year, was attributable to the fourth quarter as a result of high seasonal volume.

•
Our International Package segment incurred a $203 million increase in expense in 2014, primarily due to higher costs incurred for the use of outside transportation providers, which was impacted by strong international volume growth.

•
Our UPS Freight business incurred a $68 million increase in expense in 2014, largely due to increased LTL and brokerage volume, and the resulting increased use of, and higher rates passed to us from, outside transportation carriers.

•
The purchased transportation expense for our forwarding and logistics business increased $229 million in 2014, largely due to increased volume and tonnage in our international air freight, North American air freight, and ocean forwarding businesses.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel
2014 compared to 2013
The $144 million decrease in fuel expense in 2014 was primarily due to lower fuel prices (net of hedging activity), which decreased fuel expense by $180 million in 2014. This was partially offset by higher fuel usage (due to an increase in aircraft block hours and vehicle miles driven), which increased expense by $36 million.
2013 compared to 2012
The decrease in fuel expense in 2013 was largely due to the decline in fuel prices (primarily jet-A fuel prices), which decreased expense by $77 million, net of hedging. This was partially offset by a $14 million increase in overall fuel usage, which was primarily due to lower vehicle fuel efficiency and an increase in miles driven.
Other Occupancy
2014 compared to 2013
The increase in other occupancy expense in 2014 was largely due to an increase in facility rent expense ($25 million), property taxes ($10 million) and natural gas and electric utility costs ($32 million). The increase in rent, property taxes and utilities expense was impacted by new leases on facilities to support the growth of our U.S. Domestic Package operations. Additionally, adverse weather conditions in the U.S. in the early months of 2014 resulted in $15 million of increased snow removal costs at our operating facilities.

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
Other Expenses
2014 compared to 2013
The $300 million increase in adjusted other expenses in 2014 was impacted by a number of factors. Transportation equipment rental expense increased $90 million for the year, and was affected by the growth in package volume (particularly the seasonal volume increase in the fourth quarter). We also incurred increases in several other expense categories, including transportation security costs, employee expense reimbursements and recruitment costs (related to training and staffing for the seasonal volume increase in the fourth quarter) and legal contingency expenses. These increases were partially offset by business interruption insurance claim reimbursements from previous weather-related events, as well as lower advertising costs.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense
The following table sets forth investment income and interest expense for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Investment Income	$22	$20	$24	10.0%	(16.7)%
Interest Expense	$(353)	$(380)	$(393)	(7.1)%	(3.3)%
Investment Income
2014 compared to 2013
The increase in investment income in 2014 compared with 2013 was primarily due to a $7 million decrease in losses from fair value adjustments on real estate partnerships. This was partially offset by a decline in interest income, largely due to having a lower average balance of invested assets in 2014.
2013 compared to 2012
The decrease in investment income in 2013 compared with 2012 was primarily due to lower interest rates earned on invested assets, as well as a decline in the average balance of invested assets. These factors were partially offset by higher realized gains on the sales of securities in 2013 compared with 2012.
Interest Expense
2014 compared to 2013
Interest expense decreased in 2014 compared with 2013, largely due to having a lower average balance of debt outstanding. In addition, interest expense declined due to a decrease in the interest rate indices underlying our variable-rate debt and swaps in 2014 compared with 2013.
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
Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 / 2013	2013 / 2012
Income Tax Expense	$1,605	$2,302	$167	(30.3)%	N/A
Income Tax Impact of:
Defined Benefit Plans Mark-to-Market Charge	392	—	1,808
Health & Welfare Plan Charges	415	—	—
TNT Termination Fee and Related Expenses	—	107	—
Gain Upon Liquidation of Foreign Subsidiary	—	(32)	—
Multiemployer Pension Plan Withdrawal Charge	—	—	337
Adjusted Income Tax Expense	$2,412	$2,377	$2,312	1.5%	2.8%
Effective Tax Rate	34.6%	34.5%	17.1%
Adjusted Effective Tax Rate	35.5%	35.4%	34.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2014 compared to 2013
Our adjusted effective tax rate increased slightly to 35.5% in 2014 from 35.4% in 2013 due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income, which was largely offset by favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
2013 compared to 2012
Our adjusted effective tax rate increased to 35.4% in 2013 from 34.5% in 2012, due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income, and unfavorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.

Liquidity and Capital Resources
Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	2014	2013	2012
Net income	$3,032	$4,372	$807
Non-cash operating activities(a)	5,901	3,318	7,313
Pension and postretirement plan contributions (UPS-sponsored plans)	(1,258)	(212)	(917)
Settlement of postretirement benefit obligation	(2,271)	—	—
Income tax receivables and payables	(224)	(155)	280
Changes in working capital and other noncurrent assets and liabilities	512	121	(148)
Other operating activities	34	(140)	(119)
Net cash from operating activities	$5,726	$7,304	$7,216

(a)
Represents depreciation and amortization, gains and losses on derivative and foreign exchange transactions, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Cash from operating activities remained strong throughout the 2012 to 2014 time period. Operating cash flow was adversely impacted by $1.527 billion due to certain transactions resulting from the ratification of our collective bargaining agreement with the Teamsters in 2014. These transactions are discussed further in the "Collective Bargaining Agreements" section:

•	We paid $2.271 billion to settle postretirement benefit obligations for certain union employees.

•	We paid $176 million in 2014 for retroactive economic benefits under the collective bargaining agreement that were related to the period between August through December of 2013.

•	During 2014, we received cash tax benefits of $920 million from the items described above (through reduced U.S. Federal and state quarterly income tax payments).
Most of the remaining variability in operating cash flows during the 2012 to 2014 time period relates to the funding of our company-sponsored pension and postretirement benefit plans (and related cash tax deductions). Except for discretionary or accelerated fundings of our plans, contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans.

•	In 2014, we made discretionary contributions to our three primary company-sponsored U.S. pension plans totaling $1.042 billion.

•	In 2013, we did not have any required, nor make any discretionary, contributions to our primary company-sponsored pension plans in the U.S.

•	In 2012, we made a $355 million required contribution to the UPS IBT Pension Plan.

•	The remaining contributions in the 2012 through 2014 period were largely due to contributions to our international pension plans and U.S. postretirement medical benefit plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed further in the “Contractual Commitments” section, we have minimum funding requirements in the next several years, primarily related to the UPS IBT Pension, UPS Retirement and UPS Pension plans.
Apart from the transactions described above, operating cash flow was impacted by changes in our working capital position, payments for income taxes, and changes in hedge margin payables and receivables. In 2014 and 2013, the compressed holiday shipping season resulted in an increase in working capital needs at each year-end period. The cash payments for income taxes were $1.524, $2.712 and $1.988 billion for 2014, 2013 and 2012, respectively, and were primarily impacted by the timing of current tax deductions. The net hedge margin collateral received from derivative counterparties was $421, $67 and $4 million during 2014, 2013 and 2012, respectively, due to the increased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs.
As of December 31, 2014, the total of our worldwide holdings of cash and cash equivalents was $2.291 billion, of which $1.072 billion was held by foreign subsidiaries. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	2014	2013	2012
Net cash used in investing activities	$(2,801)	$(2,114)	$(1,335)
Capital Expenditures:
Buildings and facilities	$(808)	$(483)	$(506)
Aircraft and parts	(44)	(478)	(568)
Vehicles	(1,061)	(662)	(672)
Information technology	(415)	(442)	(407)
	$(2,328)	$(2,065)	$(2,153)
Capital Expenditures as a % of Revenue	4.0%	3.7%	4.0%
Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$53	$104	$95
Net decrease in finance receivables	$44	$39	$101
Net (purchases) sales of marketable securities	$(419)	$9	$628
Cash received (paid) for business acquisitions and dispositions	$(88)	$(22)	$(100)
Other investing activities	$(63)	$(179)	$94
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2015 will be approximately $3.0 billion.
Capital spending on aircraft declined over the 2012 to 2014 period, as we completed the scheduled deliveries of a previous order for the Boeing 767-300ERF aircraft. Capital spending on vehicles increased during the 2012 to 2014 period in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital expenditures on buildings and facilities also increased in the 2012 to 2014 period, and included hub automation and capacity expansion projects in the U.S. during 2014, as well as expansion and new construction projects at facilities in Europe and Asia (including a $200 million expansion at our European air hub in Cologne, Germany that was completed in 2014).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The proceeds from the disposal of property, plant and equipment were largely due to real estate sales during the 2012 through 2014 period, as well as the proceeds from insurance recoveries in 2013. The net decline in finance receivables in the 2012 through 2014 period was primarily due to customer paydowns and loan sales activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period.
The cash paid for business acquisitions in the 2012 to 2014 period was largely due to the acquisitions of Kiala S.A. in Belgium (2012), Cemelog Ltd. in Hungary (2013), i-parcel LLC in the U.S. (2014) and Polar Speed Distribution Limited in the U.K. (2014), as well as other smaller acquisitions.
Other investing activities are impacted by changes in our restricted cash balances, capital contributions into certain investment partnerships, and various other items. In 2014 and 2013, we increased the restricted cash balance associated with our self-insurance requirements by $17 and $137 million, respectively (there were no changes in restricted cash in 2012, other than earned interest).
Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2014	2013	2012
Net cash used in financing activities	$(5,161)	$(7,807)	$(1,817)
Share Repurchases:
Cash expended for shares repurchased	$(2,695)	$(3,838)	$(1,621)
Number of shares repurchased	(26.4)	(43.2)	(21.8)
Shares outstanding at year-end	905	923	953
Percent reduction in shares outstanding	(2.0)%	(3.1)%	(1.0)%
Dividends:
Dividends declared per share	$2.68	$2.48	$2.28
Cash expended for dividend payments	$(2,366)	$(2,260)	$(2,130)
Borrowings:
Net borrowings (repayments) of debt principal	$(169)	$(1,775)	$1,729
Other Financing Activities:
Cash received for common stock issuances	$274	$491	$301
Other financing activities	$(205)	$(425)	$(96)
Capitalization:
Total debt outstanding at year-end	$10,787	$10,872	$12,870
Total shareowners’ equity at year-end	2,158	6,488	4,733
Total capitalization	$12,945	$17,360	$17,603
Debt to Total Capitalization %	83.3%	62.6%	73.1%
On February 14, 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The share repurchase authorization has no expiration date. As of December 31, 2014, we had $4.152 billion of this share repurchase authorization remaining. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $2.7 billion of shares in 2015.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2015, we increased our quarterly dividend payment from $0.67 to $0.73 per share, a 9% increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Issuances of debt in 2014 and 2013 consisted primarily of longer-maturity commercial paper. Issuances of debt in 2012 consisted primarily of senior fixed rate note offerings totaling $1.75 billion.
Repayments of debt in 2014 and 2013 consisted primarily of the maturity of our $1.0 and $1.75 billion senior fixed rate notes that matured in April 2014 and January 2013, respectively. The remaining repayments of debt during the 2012 through 2014 time period included paydowns of commercial paper and scheduled principal payments on our capitalized lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
We had $772 million of commercial paper outstanding at December 31, 2014, and no commercial paper outstanding at December 31, 2013 and 2012. The amount of commercial paper outstanding fluctuates throughout each year based on daily liquidity needs. The average commercial paper balance was $1.356 billion and the average interest rate paid was 0.10% in 2014 ($1.013 billion and 0.07% in 2013, and $962 million and 0.07% in 2012, respectively).
The variation in cash received from common stock issuances to employees was primarily due to level of stock option exercises in the 2012 through 2014 period.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $(47), $(93) and $206 million for 2014, 2013 and 2012, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $224, $253 and $234 million for 2014, 2013 and 2012, respectively. In 2013, we paid $70 million to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region. In 2012, we settled several interest rate derivatives that were designated as hedges of the senior fixed-rate debt offerings that year, which resulted in a cash outflow of $70 million.
Sources of Credit
See note 7 to the audited consolidated financial statements for a discussion of our available credit and debt covenants.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Contractual Commitments
We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2014 (in millions):

Commitment Type	2015	2016	2017	2018	2019	After 2019	Total
Capital Leases	$75	$74	$67	$62	$59	$435	$772
Operating Leases	323	257	210	150	90	274	1,304
Debt Principal	876	8	377	752	1,000	7,068	10,081
Debt Interest	295	293	293	282	260	4,259	5,682
Purchase Commitments	269	195	71	19	8	26	588
Pension Fundings	1,030	1,161	344	347	400	488	3,770
Other Liabilities	43	23	10	5	—	—	81
Total	$2,911	$2,011	$1,372	$1,617	$1,817	$12,550	$22,278

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in note 7 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2014. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.
Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for technology equipment and vehicles. As of December 31, 2014, we have no open aircraft orders.
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
The contractual payments due for “other liabilities” primarily include commitment payments related to our investment in certain partnerships. The table above does not include approximately $217 million of liabilities for uncertain tax positions because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, we also have recognized assets associated with uncertain tax positions in excess of the related liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. Uncertain tax positions are further discussed in note 12 to the consolidated financial statements.
As of December 31, 2014, we had outstanding letters of credit totaling approximately $1.064 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2014, we had $640 million of surety bonds written. As of December 31, 2014, we had unfunded loan commitments totaling $136 million associated with our financial business.
We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures, for the foreseeable future.
Contingencies
See note 8 to the audited consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 12 for a discussion of income tax related matters.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Collective Bargaining Agreements
Status of Collective Bargaining Agreements
As of December 31, 2014, we had approximately 270,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). During 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. In the second quarter of 2014, we remitted $278 million for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
In addition to the retroactive economic provisions of the NMA, there were certain changes to the delivery of healthcare benefits that were effective at various dates. These changes impact approximately 36,000 full-time and 73,000 part-time active employees covered by the NMA and the UPS Freight collective bargaining agreement (collectively referred to as the “NMA Group”), as well as approximately 16,000 employees covered by other collective bargaining agreements (the “Non-NMA Group”). These provisions are discussed further below in the "Changes to the Delivery of Active and Postretirement Healthcare Benefits" section.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested and received mediation by the National Mediation Board for the ongoing contract negotiations.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In 2014, the IAM ratified new collective bargaining agreements that will expire on July 31, 2019.
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
Changes to the Delivery of Active and Postretirement Healthcare Benefits
Prior to ratification, the NMA Group and Non-NMA Group employees received their healthcare benefits through UPS-sponsored active and postretirement health and welfare benefit plans. Effective June 1, 2014, we ceased providing healthcare benefits to active NMA Group employees through these UPS-sponsored benefit plans, and the responsibility for providing healthcare benefits for active employees was assumed by three separate multiemployer healthcare funds (the “Funds”). The responsibility for providing healthcare benefits for the active Non-NMA Group employees was also assumed by the Funds on various dates up to January 1, 2015, depending on the ratification date of the applicable collective bargaining agreement. We will make contributions to the Funds based on negotiated fixed hourly or monthly contribution rates for the duration of the NMA and other applicable collective bargaining agreements.
Additionally, the Funds assumed the obligation to provide postretirement healthcare benefits to the employees in the NMA Group who retire on or after January 1, 2014. The postretirement healthcare benefit obligation for the employees in the Non-NMA Group was assumed by the Funds for employees retiring on or after January 1, 2014 or January 1, 2015, depending on the applicable collective bargaining agreement. In exchange for the assumption of the obligation to provide postretirement healthcare benefits to the NMA Group and Non-NMA Group, we transferred cash totaling $2.271 billion to the Funds in the second quarter of 2014. UPS-sponsored health and welfare benefit plans retained responsibility for providing postretirement healthcare coverage for employees in the NMA Group who retired from UPS prior to January 1, 2014, and for employees in the Non-NMA Group who retire from UPS prior to the January 1, 2014 or January 1, 2015 effective date in the applicable collective bargaining agreement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Accounting Impact of Health and Welfare Plan Changes
Income Statement Impact:
We recorded a pre-tax charge of $1.066 billion ($665 million after-tax) in the second quarter of 2014 for the health and welfare plan changes described above. The components of this charge, which was included in "compensation and benefits" expense in the statement of consolidated income, are as follows:

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
We recorded an additional pre-tax charge of $36 million ($22 million after-tax) in the fourth quarter of 2014 upon ratification of the collective bargaining agreements covering the Non-NMA Group, related to the remeasurement and settlement of the postretirement benefit obligation associated with those employees.
Balance Sheet and Cash Flow Impact:
During 2014, as part of the health and welfare plan changes described previously, we transferred cash totaling $2.271 billion to the Funds, which was accounted for as a settlement of our postretirement benefit obligations (see note 4 to the audited consolidated financial statements). We received approximately $854 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) in 2014.
For NMA Group employees who retired prior to January 1, 2014 and remained with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans resulted in an increase in the postretirement benefit obligation, and a corresponding decrease in pre-tax accumulated other comprehensive income, of $13 million upon ratification.
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
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In the third quarter of 2012, we reached an agreement with the New England Pension Fund, a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflects a decision by the New England Pension Fund's trustees to restructure the fund through plan amendments to utilize a "two pool approach", which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the New England Pension Fund of which it had historically been a participant, and reenter the New England Pension Fund's newly-established pool as a new employer.

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
Rate Adjustments
In October 2014, we announced an average 4.9% net increase in base and accessorial rates that took effect December 29, 2014, and impacted the following services:

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
Additionally, the pricing change involving the application of dimensional weight pricing to all UPS Ground services took effect on December 29, 2014 as well.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

These rate changes are customary and occur on an annual basis. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
New Accounting Pronouncements
Recently Adopted Accounting Standards
See note 1 to the audited consolidated financial statements for a discussion of recently adopted accounting standards.
Accounting Standards Issued But Not Yet Effective
See note 1 to the audited consolidated financial statements for a discussion of accounting standards issued, but not yet effective.
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
Contingencies
As discussed in note 8 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self-insurance which are discussed further below, were not material to our financial position or results of operations as of, and for the year ended, December 31, 2014. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2014, because a loss is not reasonably estimable.
Goodwill and Intangible Impairment
We perform impairment testing of goodwill for each of our reporting units on an annual basis. Our reporting units are comprised of the Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa) reporting units in the International Package reporting segment, and the Forwarding, Logistics, UPS Freight, The UPS Store and UPS Capital reporting units in the Supply Chain & Freight reporting segment. Our annual goodwill impairment testing date is October 1st for each reporting unit. In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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
None of the reporting units incurred any goodwill impairment charges in 2014, 2013 or 2012. Changes in our forecasts could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. A 10% decrease in the estimated fair value of our reporting units as of our most recent goodwill testing date (October 1, 2014) would not result in a goodwill impairment charge.

Licenses with a carrying value of $5 million as of December 31, 2014 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our remaining recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. We incurred impairment charges on intangible assets of $13 million during 2013, while there were no impairments of any indefinite-lived or finite-lived intangible assets in 2014 or 2012.
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
Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and postretirement benefit obligations as of the measurement date, (2) differences between the expected and the actual return on plan assets, (3) changes in demographic assumptions including mortality and (4) participant experience different from demographic assumptions.
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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets, and healthcare cost trend rate for our pension and postretirement benefit plans, and the resulting increase (decrease) on our obligations and expense as of, and for the year ended, December 31, 2014 (in millions).

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(48)	$50
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(888)	1,543
Effect on projected benefit obligation	(1,628)	1,736
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(67)	67
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	(66)	66

Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(9)	10
Effect on accumulated postretirement benefit obligation	(66)	68
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	10	(10)
Effect on accumulated postretirement benefit obligation	23	(23)

(1)	Amount calculated based on 25 basis point increase / decrease in the expected return on assets.

(2)	Amount calculated based on 25 basis point increase / decrease in the actual return on assets.

Expense is expected to increase in 2015 compared with 2014, due primarily to the decrease in the weighted-average discount rate used to determine ongoing net periodic benefit cost from 5.24% for 2014 to 4.36% for 2015 (These discount rates represent the combined weighted-average discount rates for our U.S. and international pension plans, as well as our U.S. postretirement medical plans).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation, Residual Value and Impairment of Fixed Assets
As of December 31, 2014, we had $18.281 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.
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
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The circumstances that would indicate potential impairment may include, but are not limited to, a significant change in the extent to which an asset is utilized and operating or cash flow losses associated with the use of the asset. In estimating cash flows, we project future volume levels for our different air express products in all geographic regions in which we do business. Adverse changes in these volume forecasts, or a shortfall of our actual volume compared with our projections, could result in our current aircraft capacity exceeding current or projected demand. This situation would lead to an excess of a particular aircraft type, resulting in an aircraft impairment charge or a reduction of the expected life of an aircraft type (thus resulting in increased depreciation expense).
There were no impairment charges on our property, plant and equipment during 2014, 2013 and 2012.
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
Allowance for Doubtful Accounts
Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Deterioration in macroeconomic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2014 and 2013 was $121 and $122 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2014, 2013 and 2012 was $143, $129 and $155 million, respectively.

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

Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we periodically use a combination of option, forward and futures contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2014 and 2013, however, we had no commodity contracts outstanding.
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
Sensitivity Analysis
The following analysis provides quantitative information regarding our exposure to foreign currency exchange risk, interest rate risk and equity price risk embedded in our existing financial instruments. We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts.
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

	Shock-Test Result As of December 31,
(in millions)	2014	2013
Change in Fair Value:
Currency Derivatives(1)	$(229)	$(291)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$15	$7
Interest Rate Derivatives(2)	$81	$101
Change in Annual Interest Income:
Marketable Securities(3)	$—	$15

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.

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
The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our finance receivables due to changes in interest rates was not material as of December 31, 2014 and 2013.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2015

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,291	$4,665
Marketable securities	992	580
Accounts receivable, net	6,661	6,502
Deferred income tax assets	590	684
Other current assets	1,274	956
Total Current Assets	11,808	13,387
Property, Plant and Equipment, Net	18,281	17,961
Goodwill	2,184	2,190
Intangible Assets, Net	847	775
Investments and Restricted Cash	489	444
Derivative Assets	515	323
Deferred Income Tax Assets	652	110
Other Non-Current Assets	695	1,022
Total Assets	$35,471	$36,212
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$923	$48
Accounts payable	2,754	2,478
Accrued wages and withholdings	2,373	2,325
Self-insurance reserves	656	719
Other current liabilities	1,933	1,561
Total Current Liabilities	8,639	7,131
Long-Term Debt	9,864	10,824
Pension and Postretirement Benefit Obligations	11,452	7,051
Deferred Income Tax Liabilities	83	1,244
Self-Insurance Reserves	1,916	2,059
Other Non-Current Liabilities	1,359	1,415
Shareowners’ Equity:
Class A common stock (201 and 212 shares issued in 2014 and 2013)	2	2
Class B common stock (705 and 712 shares issued in 2014 and 2013)	7	7
Additional paid-in capital	—	—
Retained earnings	5,726	6,925
Accumulated other comprehensive loss	(3,594)	(460)
Deferred compensation obligations	59	69
Less: Treasury stock (1 share in 2014 and 2013)	(59)	(69)
Total Equity for Controlling Interests	2,141	6,474
Noncontrolling Interests	17	14
Total Shareowners’ Equity	2,158	6,488
Total Liabilities and Shareowners’ Equity	$35,471	$36,212

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue	$58,232	$55,438	$54,127
Operating Expenses:
Compensation and benefits	32,045	28,557	33,102
Repairs and maintenance	1,371	1,240	1,228
Depreciation and amortization	1,923	1,867	1,858
Purchased transportation	8,460	7,486	7,354
Fuel	3,883	4,027	4,090
Other occupancy	1,044	950	902
Other expenses	4,538	4,277	4,250
Total Operating Expenses	53,264	48,404	52,784
Operating Profit	4,968	7,034	1,343
Other Income and (Expense):
Investment income	22	20	24
Interest expense	(353)	(380)	(393)
Total Other Income and (Expense)	(331)	(360)	(369)
Income Before Income Taxes	4,637	6,674	974
Income Tax Expense	1,605	2,302	167
Net Income	$3,032	$4,372	$807
Basic Earnings Per Share	$3.31	$4.65	$0.84
Diluted Earnings Per Share	$3.28	$4.61	$0.83

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$3,032	$4,372	$807
Change in foreign currency translation adjustment, net of tax	(331)	(260)	294
Change in unrealized gain (loss) on marketable securities, net of tax	1	(7)	—
Change in unrealized gain (loss) on cash flow hedges, net of tax	280	67	(82)
Change in unrecognized pension and postretirement benefit costs, net of tax	(3,084)	3,094	(463)
Comprehensive income (loss)	$(102)	$7,266	$556

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$3,032	$4,372	$807
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,923	1,867	1,858
Pension and postretirement benefit expense	3,040	1,115	5,753
Pension and postretirement benefit contributions	(1,258)	(212)	(917)
Settlement of postretirement benefit obligation	(2,271)	—	—
Self-insurance reserves	(201)	34	156
Deferred tax expense	385	(246)	(2,083)
Stock compensation expense	536	513	547
Other (gains) losses	218	35	1,082
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(523)	(515)	(124)
Other current assets	112	(13)	10
Accounts payable	276	218	(58)
Accrued wages and withholdings	106	416	98
Other current liabilities	317	(140)	206
Other operating activities	34	(140)	(119)
Net cash from operating activities	5,726	7,304	7,216
Cash Flows From Investing Activities:
Capital expenditures	(2,328)	(2,065)	(2,153)
Proceeds from disposals of property, plant and equipment	53	104	95
Purchases of marketable securities	(3,525)	(2,948)	(2,357)
Sales and maturities of marketable securities	3,106	2,957	2,985
Net decrease in finance receivables	44	39	101
Cash paid for business acquisitions	(88)	(22)	(100)
Other investing activities	(63)	(179)	94
Net cash used in investing activities	(2,801)	(2,114)	(1,335)
Cash Flows From Financing Activities:
Net change in short-term debt	—	—	—
Proceeds from long-term borrowings	1,525	100	1,745
Repayments of long-term borrowings	(1,694)	(1,875)	(16)
Purchases of common stock	(2,695)	(3,838)	(1,621)
Issuances of common stock	274	491	301
Dividends	(2,366)	(2,260)	(2,130)
Other financing activities	(205)	(425)	(96)
Net cash used in financing activities	(5,161)	(7,807)	(1,817)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(138)	(45)	229
Net Increase (Decrease) In Cash And Cash Equivalents	(2,374)	(2,662)	4,293
Cash And Cash Equivalents:
Beginning of period	4,665	7,327	3,034
End of period	$2,291	$4,665	$7,327
Cash Paid During The Period For:
Interest (net of amount capitalized)	$366	$409	$381
Income taxes	$1,524	$2,712	$1,988
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
Forwarding and Logistics—Freight forwarding revenue and the expense related to the transportation of freight are recognized at the time the services are completed. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.
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

Investments
Marketable securities are either classified as trading or available-for-sale securities and are carried at fair value. Unrealized gains and losses on trading securities are reported as investment income on the statements of consolidated income. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (“AOCI”), a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.
We periodically review our available-for-sale investments for indications of other-than-temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions and the financial condition and specific prospects for the issuer. Impairment of available-for-sale securities results in a charge to income when a market decline below cost is other-than-temporary.

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
Our total allowance for doubtful accounts as of December 31, 2014 and 2013 was $121 and $122 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2014, 2013 and 2012 was $143, $129 and $155 million, respectively.
Inventories
Jet fuel, diesel, and unleaded gasoline inventories are valued at the lower of average cost or market. Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Total inventories were $344 and $403 million as of December 31, 2014 and 2013, respectively, and are included in “other current assets” on the consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—3 to 15 years; Aircraft—12 to 30 years; Buildings—20 to 40 years; Leasehold Improvements—lesser of asset useful life or lease term; Plant Equipment—3 to 20 years; Technology Equipment—3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $11, $14 and $18 million for 2014, 2013, and 2012, respectively.
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
In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit-specific events such as a change in the carrying amount of net assets, a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing for recoverability of a significant asset group within a reporting unit. If this qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

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
Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, non-compete agreements and franchise rights are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 1 to 22 years. Capitalized software is amortized over 5 years.
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
Pension and Postretirement Benefits
We incur certain employment-related expenses associated with pension and postretirement medical benefits. These pension and postretirement medical benefit costs for company-sponsored benefit plans are calculated using various actuarial assumptions and methodologies, including discount rates, expected returns on plan assets, healthcare cost trend rates, inflation, compensation increase rates, mortality rates, and other factors. Actuarial assumptions are reviewed on an annual basis, unless circumstances require an interim remeasurement date for any of our plans.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Pre-tax currency transaction gains, net of hedging, included in other operating expenses and investment income were $14, $76 and $10 million in 2014, 2013 and 2012, respectively.
Stock-Based Compensation
All share-based awards to employees are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We issue employee share-based awards under the UPS Incentive Compensation Plan that are subject to specific vesting conditions; generally, the awards cliff vest or vest ratably over a three or five year period (the "nominal vesting period”) or at the date the employee retires (as defined by the plan), if earlier. Compensation cost is recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.
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
Derivative Instruments
All financial derivative instruments are recorded on our consolidated balance sheets at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, changes in its fair value that are considered to be effective, as defined, either (depending on the nature of the hedge) offset the change in fair value of the hedged assets, liabilities or firm commitments through income, or are recorded in AOCI until the hedged item is recorded in income. Any portion of a change in a hedge’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This amended guidance is effective for us beginning in the first quarter of 2017 and early adoption is not permitted. At this time, we do not expect this new guidance to have a material impact on our consolidated financial position or results of operations.

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
Other accounting pronouncements issued, but not effective until after December 31, 2014, are not expected to have a material impact on our consolidated financial position or results of operations.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial position or results of operations.

NOTE 2. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale at December 31, 2014 and 2013 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2014
Current marketable securities:
U.S. government and agency debt securities	$321	$1	$(1)	$321
Mortgage and asset-backed debt securities	89	1	(1)	89
Corporate debt securities	534	—	—	534
U.S. state and local municipal debt securities	2	—	—	2
Other debt and equity securities	46	—	—	46
Total marketable securities	$992	$2	$(2)	$992

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2013
Current marketable securities:
U.S. government and agency debt securities	$355	$—	$(1)	$354
Mortgage and asset-backed debt securities	76	1	(2)	75
Corporate debt securities	146	1	(1)	146
U.S. state and local municipal debt securities	2	—	—	2
Other debt and equity securities	3	—	—	3
Total marketable securities	$582	$2	$(4)	$580
Of the total estimated fair value in marketable securities listed above, $430 million as of December 31, 2014 was classified as "trading", with unrealized gains and losses recognized in investment income within the statements of consolidated income (no amounts were classified as "trading" as of December 31, 2013). The remaining estimated fair value of marketable securities was classified as "available-for-sale", with related unrealized gains and losses, net of tax, recognized in AOCI.
The gross realized gains on sales of marketable securities totaled $1, $11 and $15 million in 2014, 2013, and 2012, respectively. The gross realized losses totaled $0, $6 and $6 million in 2014, 2013, and 2012, respectively. There were no impairment losses recognized on marketable securities during 2014, 2013 or 2012.
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of December 31, 2014. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2014 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$147	$(1)	$—	$—	$147	$(1)
Mortgage and asset-backed debt securities	—	—	21	(1)	21	(1)
Corporate debt securities	—	—	—	—	—	—
U.S. state and local municipal debt securities	—	—	—	—	—	—
Other debt and equity securities	—	—	—	—	—	—
Total marketable securities	$147	$(1)	$21	$(1)	$168	$(2)
The unrealized losses for the U.S. government and agency debt securities and mortgage and asset-backed debt securities are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities at December 31, 2014, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$459	$459
Due after one year through three years	439	439
Due after three years through five years	15	15
Due after five years	77	77
	990	990
Equity securities	2	2
	$992	$992
Non-Current Investments and Restricted Cash
Restricted cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide cash collateral to the insurance carrier, which is invested in money market funds and similar cash equivalent type assets. Additional cash collateral provided is reflected in "other investing activities" in the statements of consolidated cash flows. As of December 31, 2014 and 2013, we had $442 and $425 million in self-insurance restricted cash, respectively.
We held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at both December 31, 2014 and 2013. The quarterly change in investment fair value is recognized in "investment income" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $28 million as of December 31, 2014 (none as of December 31, 2013).
The amounts described above are classified as “investments and restricted cash” in the consolidated balance sheets.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.81% and 8.65% as of December 31, 2014 and 2013, respectively. These inputs and the resulting fair values are updated on a quarterly basis.
The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2014
Marketable securities:
U.S. government and agency debt securities	$321	$—	$—	$321
Mortgage and asset-backed debt securities	—	89	—	89
Corporate debt securities	—	534	—	534
U.S. state and local municipal debt securities	—	2	—	2
Other debt and equity securities	—	46	—	46
Total marketable securities	321	671	—	992
Other investments	19	—	64	83
Total	$340	$671	$64	$1,075

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2013
Marketable securities:
U.S. government and agency debt securities	$353	$1	$—	$354
Mortgage and asset-backed debt securities	—	75	—	75
Corporate debt securities	—	146	—	146
U.S. state and local municipal debt securities	—	2	—	2
Other debt and equity securities	—	3	—	3
Total marketable securities	353	227	—	580
Other investments	19	—	110	129
Total	$372	$227	$110	$709

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the years ended December 31, 2014 and 2013 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2013	$—	$163	$163
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(53)	(53)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2013	$—	$110	$110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(46)	(46)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2014	$—	$64	$64

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including both owned assets as well as assets subject to capital leases, consists of the following as of December 31 (in millions):

	2014	2013
Vehicles	$7,542	$6,762
Aircraft	15,801	15,772
Land	1,145	1,163
Buildings	3,276	3,260
Building and leasehold improvements	3,266	3,116
Plant equipment	7,649	7,221
Technology equipment	1,608	1,569
Equipment under operating leases	34	44
Construction-in-progress	299	244
	40,620	39,151
Less: Accumulated depreciation and amortization	(22,339)	(21,190)
	$18,281	$17,961
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded in 2014, 2013 or 2012.
NOTE 4. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS
We sponsor various retirement and pension plans, including defined benefit and defined contribution plans which cover our employees worldwide.
U.S. Pension Benefits
In the U.S. we maintain the following single-employer defined benefit pension plans: The UPS Retirement Plan, the UPS Pension Plan, the UPS IBT Pension Plan and the UPS Excess Coordinating Benefit Plan, a non-qualified plan.
The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries who are not members of a collective bargaining unit, as well as certain employees covered by a collective bargaining agreement. This plan generally provides for retirement benefits based on average compensation levels earned by employees prior to retirement. Benefits payable under this plan are subject to maximum compensation limits and the annual benefit limits for a tax-qualified defined benefit plan as prescribed by the Internal Revenue Service (“IRS”).
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Postretirement Medical Benefits
We also sponsor postretirement medical plans in the U.S. that provide healthcare benefits to our retirees who meet certain eligibility requirements and who are not otherwise covered by multiemployer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to collective bargaining agreements. We have the right to modify or terminate certain of these plans. These benefits have been provided to certain retirees on a noncontributory basis; however, in many cases, retirees are required to contribute all or a portion of the total cost of the coverage.
Defined Contribution Plans
We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $95, $90 and $83 million for 2014, 2013 and 2012, respectively.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $82, $80 and $80 million for 2014, 2013 and 2012, respectively.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net Periodic Cost:
Service cost	$1,137	$1,349	$998	$62	$103	$89	$43	$47	$41
Interest cost	1,604	1,449	1,410	152	185	208	49	44	41
Expected return on assets	(2,257)	(2,147)	(1,970)	(25)	(33)	(18)	(61)	(55)	(47)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	—	—
Prior service cost	169	172	173	—	4	5	1	2	2
Actuarial (gain) loss	991	—	4,388	767	—	374	48	—	69
Curtailment and settlement loss	—	—	—	356	—	—	—	—	—
Other	—	—	—	—	—	—	4	(5)	(10)
Net periodic benefit cost	$1,644	$823	$4,999	$1,312	$259	$658	$84	$33	$96

The curtailment and settlement loss in 2014 for the U.S. postretirement medical benefit plans is discussed further in note 5 under the section entitled "Accounting Impact of Health and Welfare Plan Changes".
Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	5.32%	4.42%	5.64%	4.89%	4.21%	5.47%	4.35%	4.00%	4.63%
Rate of compensation increase	4.29%	4.16%	4.50%	N/A	N/A	N/A	3.22%	3.03%	3.58%
Expected return on assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	6.29%	6.90%	7.20%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.40%	5.32%	4.18%	5.14%	3.56%	4.40%
Rate of compensation increase	4.29%	4.29%	N/A	N/A	3.08%	3.30%
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
As of December 31, 2014, the impact of each basis point change in the discount rate on the projected benefit obligation of the pension and postretirement medical benefit plans are as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(65)	$(3)
One basis point decrease in discount rate	$69	$3
The Society of Actuaries' ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for plans in the U.S. On October 27, 2014, the SOA published updated mortality tables and an updated improvement scale, both of which reflect longer anticipated lifetimes. Based on an evaluation of these new tables and our perspective of future longevity, we updated the mortality assumptions for purposes of measuring pension and other postretirement benefit obligations at December 31, 2014. The change to the mortality assumption increased the year-end pension and other postretirement benefit obligations by $1.119 billion and $51 million, respectively. At December 31, 2014, we also revised the retirement assumptions for non-union plan participants based on recent retirement experience. The change to the retirement assumption decreased the year-end pension and other postretirement benefit obligations by $383 and $234 million, respectively.
An assumption for the expected return on plan assets is used to determine a component of net periodic benefit cost for the fiscal year. This assumption for our U.S. plans was developed using a long-term projection of returns for each asset class, and taking into consideration our target asset allocation. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations. In addition, we compare the expected return on asset assumption with the average historical rate of return these plans have been able to generate.
For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by plan, based on the nature of liabilities and considering the demographic composition of the plan participants.
Healthcare cost trends are used to project future postretirement benefits payable from our plans. For year-end 2014 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 7.0%, decreasing to 4.5% by the year 2020 and with consistent annual increases at those ultimate levels thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed healthcare cost trends can have a significant effect on the amounts reported for our postretirement medical plans. A one-percent change in assumed health care cost trend rates would have had the following effects on 2014 results (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$4	$(4)
Effect on postretirement benefit obligation	$89	$(98)
Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Funded Status:
Fair value of plan assets	$28,828	$26,224	$259	$355	$1,042	$931
Benefit obligation	(37,521)	(29,508)	(2,883)	(4,046)	(1,274)	(1,076)
Funded status recognized at December 31	$(8,693)	$(3,284)	$(2,624)	$(3,691)	$(232)	$(145)
Funded Status Recognized in our Balance Sheet:
Other non-current assets	$—	$—	$—	$—	$25	$47
Other current liabilities	(17)	(16)	(102)	(97)	(3)	(3)
Pension and postretirement benefit obligations	(8,676)	(3,268)	(2,522)	(3,594)	(254)	(189)
Net liability at December 31	$(8,693)	$(3,284)	$(2,624)	$(3,691)	$(232)	$(145)
Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(1,122)	$(1,286)	$(32)	$(79)	$(7)	$(9)
Unrecognized net actuarial gain (loss)	(3,752)	1,233	(89)	(29)	(103)	(7)
Gross unrecognized cost at December 31	(4,874)	(53)	(121)	(108)	(110)	(16)
Deferred tax asset at December 31	1,833	20	45	41	29	2
Net unrecognized cost at December 31	$(3,041)	$(33)	$(76)	$(67)	$(81)	$(14)
The accumulated benefit obligation for our pension plans as of the measurement dates in 2014 and 2013 was $35.867 and $28.586 billion, respectively.
Benefit payments under the pension plans include $19 and $16 million paid from employer assets in 2014 and 2013, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $122 and $108 million paid from employer assets in 2014 and 2013, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
At December 31, 2014 and 2013, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2014	2013	2014	2013
U.S. Pension Benefits:
Projected benefit obligation	$37,521	$29,508	$37,521	$29,508
Accumulated benefit obligation	34,725	27,623	34,725	27,623
Fair value of plan assets	28,828	26,224	28,828	26,224
International Pension Benefits:
Projected benefit obligation	$510	$764	$474	$361
Accumulated benefit obligation	426	658	398	301
Fair value of plan assets	261	580	232	184

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated postretirement benefit obligation exceeds plan assets for all of our U.S. postretirement medical benefit plans.
Benefit Obligations and Fair Value of Plan Assets
The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of the respective measurement dates in each year (in millions).

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Benefit Obligations:
Projected benefit obligation at beginning of year	$29,508	$31,868	$4,046	$4,412	$1,076	$1,089
Service cost	1,137	1,349	62	103	43	47
Interest cost	1,604	1,449	152	185	49	44
Gross benefits paid	(924)	(813)	(255)	(258)	(26)	(21)
Plan participants’ contributions	—	—	15	17	5	4
Plan amendments	5	140	65	4	—	—
Actuarial (gain)/loss	6,191	(4,485)	1,069	(417)	194	(55)
Foreign currency exchange rate changes	—	—	—	—	(103)	(26)
Curtailments and settlements	—	—	(2,271)	—	(2)	(6)
Other	—	—	—	—	38	—
Projected benefit obligation at end of year	$37,521	$29,508	$2,883	$4,046	$1,274	$1,076

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2014	2013	2014	2013	2014	2013
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$26,224	$24,941	$355	$460	$931	$801
Actual return on plan assets	2,471	2,082	22	28	106	81
Employer contributions	1,057	14	122	108	79	90
Plan participants’ contributions	—	—	15	17	3	1
Gross benefits paid	(924)	(813)	(255)	(258)	(26)	(21)
Foreign currency exchange rate changes	—	—	—	—	(79)	(20)
Curtailments and settlements	—	—	—	—	(2)	(1)
Other	—	—	—	—	30	—
Fair value of plan assets at end of year	$28,828	$26,224	$259	$355	$1,042	$931
The curtailments and settlements amount in 2014 for the U.S. postretirement medical benefit plans is discussed further in note 5 under the section entitled "Accounting Impact of Health and Welfare Plan Changes".
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We invest pension assets in accordance with applicable laws and regulations. The long-term primary investment objectives for our pension assets are to: (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk; and protect the assets from erosion of purchasing power; (2) provide investment results that meet or exceed the plans’ expected long-term rate of return; and (3) match the duration of the liabilities and assets of the plans to reduce the potential risk of large employer contributions being necessary in the future. The plans strive to meet these objectives by employing portfolio managers to actively manage assets within the guidelines and strategies set forth by the benefit plan committees. These managers are evaluated by comparing their performance to applicable benchmarks.
Fair Value Measurements
Pension assets utilizing Level 1 inputs include equity investments, corporate debt instruments, and U.S. government securities. Fair values were determined by closing prices for those securities traded on national stock exchanges, while securities traded in the over-the-counter market and listed securities for which no sale was reported on the valuation date are valued at the mean between the last reported bid and asked prices.
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
Certain investments’ estimated fair value is based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3. These investments include commingled funds comprised of corporate and government bonds, hedge funds, real estate investments and private equity funds. The fair values may, due to the inherent uncertainty of valuation for those alternative investments, differ significantly from the values that would have been used had a ready market for the alternative investments existed, and the differences could be material. These investments are described further below:

•
Hedge Funds: We maintain plan assets invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Investments in hedge funds are valued using reported net asset values as of December 31. These assets are primarily invested in a portfolio of diversified, direct investments and funds of hedge funds. Most of these funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while other funds allow for redemption after only a brief notification period with no restriction on redemption frequency. At December 31, 2014, unfunded commitments to these hedge funds totaling approximately $90 million are expected to be contributed over the remaining investment period, typically ranging between three and six years.

•
Risk Parity Funds: We maintain plan assets invested in risk parity strategies in order to provide diversification and balance risk / return objectives.  Investments in risk parity funds are valued using reported net asset values as of December 31. These strategies reflect a multi-asset class balanced risk approach generally consisting of equity, interest rates, credit, and commodities.  These funds allow for monthly redemptions with only a brief notification period. No unfunded commitments existed with respect to these hedge funds as of December 31, 2014.

•
Real Estate and Private Equity Funds: We maintain plan assets invested in limited partnership interests in various private equity and real estate funds. These private equity and real estate investment funds are valued using fair values per the most recent partnership audited financial reports, adjusted as appropriate for any lag between the date of the financial reports and December 31. The real estate investments consist of U.S. and non-U.S. real estate investments and are broadly diversified. Limited provision exists for the redemption of these interests by the general partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. At December 31, 2014, unfunded commitments to such limited partnerships totaling approximately $1.01 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2014 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2014	Target Allocation 2014
Asset Category (U.S. Plans):
Cash and cash equivalents	$744	$1,028	$—	$1,772	6.1%	0-5
Equity Securities:
U.S. Large Cap	2,066	2,082	—	4,148
U.S. Small Cap	322	44	—	366
Emerging Markets	1,270	116	—	1,386
Global Equity	2,788	—	—	2,788
International Equity	1,154	792	—	1,946
Total Equity Securities	7,600	3,034	—	10,634	36.6	35-55
Fixed Income Securities:
U.S. Government Securities	4,541	239	—	4,780
Corporate Bonds	6	2,921	269	3,196
Global Bonds	—	159	613	772
Municipal Bonds	—	100	—	100
Total Fixed Income Securities	4,547	3,419	882	8,848	30.4	25-35
Other Investments:
Hedge Funds	—	—	3,595	3,595	12.4	5-15
Private Equity	—	—	1,323	1,323	4.5	1-10
Real Estate	412	47	1,307	1,766	6.1	1-10
Structured Products(1)	—	332	—	332	1.1	0-5
Risk Parity Funds	—	—	817	817	2.8	1-10
Total U.S. Plan Assets	$13,303	$7,860	$7,924	$29,087	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$6	$26	$—	32	3.1	0-5
Equity Securities:
Local Markets Equity	145	105	—	250
U.S. Equity	17	—	—	17
Emerging Markets	19	—	—	19
International / Global Equity	82	95	—	177
Total Equity Securities	263	200	—	463	44.3	50-65
Fixed Income Securities:
Local Government Bonds	78	—	—	78
Corporate Bonds	55	94	—	149
Total Fixed Income Securities	133	94	—	227	21.8	15-35
Other Investments:
Real Estate	—	108	—	108	10.4	0-17
Other	—	159	53	212	20.4	0-20
Total International Plan Assets	$402	$587	$53	$1,042	100.0%
Total Plan Assets	$13,705	$8,447	$7,977	$30,129
(1) Represents mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2013 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2013	Target Allocation 2013
Asset Category (U.S. Plans):
Cash and cash equivalents	$112	$514	$—	$626	2.3%	0-5
Equity Securities:
U.S. Large Cap	2,264	1,948	—	4,212
U.S. Small Cap	457	50	—	507
Emerging Markets	1,247	120	—	1,367
Global Equity	2,154	—	—	2,154
International Equity	1,397	825	—	2,222
Total Equity Securities	7,519	2,943	—	10,462	39.4	25-55
Fixed Income Securities:
U.S. Government Securities	3,746	615	—	4,361
Corporate Bonds	7	2,550	223	2,780
Global Bonds	—	681	—	681
Municipal Bonds	—	55	—	55
Total Fixed Income Securities	3,753	3,901	223	7,877	29.6	15-35
Other Investments:
Hedge Funds	—	—	3,738	3,738	14.1	8-15
Private Equity	—	—	1,397	1,397	5.3	3-10
Real Estate	285	21	1,091	1,397	5.3	3-10
Structured Products(1)	—	326	—	326	1.2	0-5
Risk Parity Funds	—	—	756	756	2.8	1-10
Total U.S. Plan Assets	$11,669	$7,705	$7,205	$26,579	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$11	$17	$—	28	3.0	0-5
Equity Securities:
Local Markets Equity	122	97	—	219
U.S. Equity	17	—	—	17
Emerging Markets	19	—	—	19
International / Global Equity	88	79	—	167
Total Equity Securities	246	176	—	422	45.3	50-65
Fixed Income Securities:
Local Government Bonds	68	—	—	68
Corporate Bonds	86	85	—	171
Total Fixed Income Securities	154	85	—	239	25.7	15-35
Other Investments:
Real Estate	—	63	—	63	6.8	0-17
Other	—	124	55	179	19.2	0-20
Total International Plan Assets	$411	$465	$55	$931	100.0%
Total Plan Assets	$12,080	$8,170	$7,260	$27,510
(1) Represents mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2014 and 2013 (in millions).

	Corporate Bonds	Hedge Funds	Real Estate	Private Equity	Global Bonds	Risk Parity Funds	Other	Total
Balance on January 1, 2013	$138	$2,829	$1,039	$1,416	$—	$1,362	$49	$6,833
Actual Return on Assets:					—
Assets Held at End of Year	(1)	229	81	71	—	(99)	6	287
Assets Sold During the Year	—	5	54	153	—	54	—	266
Purchases	165	1,676	145	143	—	1	—	2,130
Sales	(79)	(1,001)	(228)	(386)	—	(562)	—	(2,256)
Transfers Into (Out of) Level 3	—	—	—	—	—	—	—	—
Balance on December 31, 2013	$223	$3,738	$1,091	$1,397	$—	$756	$55	$7,260
Actual Return on Assets:
Assets Held at End of Year	—	71	104	11	—	61	(2)	245
Assets Sold During the Year	—	(9)	23	126	—	—	—	140
Purchases	108	1,043	350	166	735	—	—	2,402
Sales	(62)	(1,248)	(261)	(377)	(122)	—	—	(2,070)
Transfers Into (Out of) Level 3	—	—	—	—	—	—	—	—
Balance on December 31, 2014	$269	$3,595	$1,307	$1,323	$613	$817	$53	$7,977
There were no UPS class A or B shares of common stock directly held in plan assets as of December 31, 2014 or December 31, 2013.
Accumulated Other Comprehensive Income
The estimated amounts of prior service cost in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2015 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Prior service cost / (benefit)	$168	$5	$1
Expected Cash Flows
Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2015 to plan trusts	$1,030	$—	$69
2015 to plan participants	17	104	4
Expected Benefit Payments:
2015	$960	$245	$26
2016	1,052	238	25
2017	1,151	236	28
2018	1,262	231	30
2019	1,382	230	33
2020 - 2024	9,013	1,034	214
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MULTIEMPLOYER EMPLOYEE BENEFIT PLANS
We contribute to a number of multiemployer defined benefit plans under the terms of collective bargaining agreements that cover our union-represented employees. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•
If we negotiate to cease participating in a multiemployer plan, we may be required to pay that plan an amount based on our allocable share of its underfunded status, referred to as a "withdrawal liability". However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

•
If any of the multiemployer pension plans in which we participate enter critical status, and our contributions are not sufficient to satisfy any rehabilitation plan funding schedule, we could be required under the Pension Protection Act of 2006 to make additional surcharge contributions to the multiemployer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement. Such surcharges would cease upon the ratification of a new collective bargaining agreement, and could not recur unless a plan re-entered critical status at a later date.

The discussion that follows sets forth the financial impact on our results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 from our participation in multiemployer benefit plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 as described above).
The number of employees covered by our multiemployer health and welfare plans increased during 2014, affecting the comparability of contributions with prior years, as a result of provisions of the new collective bargaining agreement with the International Brotherhood of Teamsters (“Teamsters”) discussed below. The number of employees covered by our multiemployer pension plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of 2014, 2013 and 2012 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
As of December 31, 2014, we had approximately 270,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. During 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. In the second quarter of 2014, we remitted $278 million for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
In addition to the retroactive economic provisions of the NMA, there were certain changes to the delivery of healthcare benefits that were effective at various dates. These changes impact approximately 36,000 full-time and 73,000 part-time active employees covered by the NMA and the UPS Freight collective bargaining agreement (collectively referred to as the “NMA Group”), as well as approximately 16,000 employees covered by other collective bargaining agreements (the “Non-NMA Group”). These provisions are discussed further below in the "Changes to the Delivery of Active and Postretirement Healthcare Benefits" section.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. In February 2014, UPS and the IPA requested and have received mediation by the National Mediation Board for the ongoing contract negotiations.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). In 2014, the IAM ratified new collective bargaining agreements that will expire on July 31, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans for the periods ended December 31, 2014, 2013 and 2012, and sets forth our calendar year contributions accrued for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2014 and 2013 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2014, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented.
Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rate are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements was July 31, 2018, with the exception of the Automotive Industries Pension Plan and the IAM National Pension Fund / National Pension Plan which both have a July 31, 2019 expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2014, 2013 and 2012 (as disclosed in the Form 5500 for each respective plan).
Certain plans have been aggregated in the “all other multiemployer pension plans” line in the following table, as the contributions to each of these individual plans were not material.

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/	(in millions) UPS Contributions and Accruals			Surcharge
Pension Fund	Number	2014	2013	Implemented	2014	2013	2012	Imposed
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes/Implemented	$5	$5	$4	No
Automotive Industries Pension Plan	94-1133245-001	Red	Red	Yes/Implemented	5	4	4	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	33	30	29	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Green	Yes/Implemented	10	9	9	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes/Implemented	6	5	5	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Green	Green	No	27	27	24	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	89	88	75	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Red	Red	Yes/Implemented	69	68	46	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Red	Red	Yes/Implemented	92	88	87	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	32	29	26	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/Implemented	108	102	124	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes/Implemented	81	72	65	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Yes/Implemented	50	46	44	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Yellow	Yellow	Yes/Implemented	52	49	44	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	45	41	36	No
Teamsters Negotiated Pension Plan	43-6196083-001	Yellow	Yellow	Yes/Implemented	27	26	24	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Yellow	Yellow	Yes/Implemented	16	14	14	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Red	Red	Yes/Implemented	85	68	62	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	604	553	520	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes/Implemented	24	23	24	No
All Other Multiemployer Pension Plans					57	49	59
				Total Contributions	$1,517	$1,396	$1,325

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. The agreement reflected a decision by the NETTI Fund's trustees to restructure the NETTI Fund through plan amendments to utilize a "two pool approach", which effectively subdivided the plan assets and liabilities between two groups of beneficiaries. As part of this agreement, UPS agreed to withdraw from the original pool of the NETTI Fund, of which it had historically been a participant, and reenter the NETTI Fund's newly-established pool as a new employer.
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
The $896 million charge to expense recorded in 2012 is included in "compensation and benefits" expense in the statements of consolidated income. We impute interest on the withdrawal liability using the 4.25% discount rate, while the monthly payments made to the NETTI Fund reduce the remaining balance of the withdrawal liability.
Our status in the newly-established pool of the NETTI Fund is accounted for as the participation in a new multiemployer pension plan, and therefore we recognize expense based on the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
As of December 31, 2014 and 2013, we had $878 and $884 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of December 31, 2014 and 2013 was $913 and $783 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

	(in millions) UPS Contributions and Accruals
Health and Welfare Fund	2014	2013	2012
Central States, South East & South West Areas Health and Welfare Fund	$1,306	$505	$471
Teamsters Western Region & Local 177 Health Care Plan	239	—	—
Health & Welfare Insurance Fund Teamsters Local 653	5	—	—
Bay Area Delivery Drivers	32	29	28
Central Pennsylvania Teamsters Health & Pension Fund	21	20	19
Delta Health Systems—East Bay Drayage Drivers	24	24	24
Employer—Teamster Local Nos. 175 & 505	9	9	8
Joint Council #83 Health & Welfare Fund	26	24	25
Local 191 Teamsters Health Fund	11	9	9
Local 401 Teamsters Health & Welfare Fund	7	6	6
Local 804 Welfare Trust Fund	70	67	62
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	32	31	29
Montana Teamster Employers Trust	7	6	6
New York State Teamsters Health & Hospital Fund	51	46	44
North Coast Benefit Trust	9	8	7
Northern California General Teamsters (DELTA)	96	84	75
Northern New England Benefit Trust	39	35	33
Oregon / Teamster Employers Trust	29	28	27
Teamsters 170 Health & Welfare Fund	15	12	12
Teamsters Benefit Trust	40	38	32
Teamsters Local 251 Health & Insurance Plan	12	11	10
Teamsters Local 404 Health & Insurance Plan	7	6	6
Teamsters Local 638 Health Fund	35	32	29
Teamsters Local 639—Employers Health & Pension Trust Funds	26	24	22
Teamsters Local 671 Health Services & Insurance Plan	14	13	12
Teamsters Union 25 Health Services & Insurance Plan	44	37	36
Teamsters Union Local 677 Health Services & Insurance Plan	9	8	8
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	15	13	13
Utah-Idaho Teamsters Security Fund	22	18	16
Washington Teamsters Welfare Trust	36	35	32
All Other Multiemployer Health and Welfare Plans	64	44	55
Total Contributions	$2,352	$1,222	$1,156
The increase in 2014 contributions to the Central States, South East & South West Areas Health and Welfare Fund, the Teamsters Western Region & Local 177 Health Care Plan, and the Health & Welfare Insurance Fund Teamsters Local 653 plan are related to the changes to the delivery of active and postretirement healthcare benefits described below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to the Delivery of Active and Postretirement Healthcare Benefits
Prior to ratification, the NMA Group and Non-NMA Group employees received their healthcare benefits through UPS-sponsored active and postretirement health and welfare benefit plans. Effective June 1, 2014, we ceased providing healthcare benefits to active NMA Group employees through these UPS-sponsored benefit plans, and the responsibility for providing healthcare benefits for active employees was assumed by three separate multiemployer healthcare funds (the “Funds”). The responsibility for providing healthcare benefits for the active Non-NMA Group employees was also assumed by the Funds on various dates up to January 1, 2015, depending on the ratification date of the applicable collective bargaining agreement. We will make contributions to the Funds based on negotiated fixed hourly or monthly contribution rates for the duration of the NMA and other applicable collective bargaining agreements.
Additionally, the Funds assumed the obligation to provide postretirement healthcare benefits to the employees in the NMA Group who retire on or after January 1, 2014. The postretirement healthcare benefit obligation for the employees in the Non-NMA Group was assumed by the Funds for employees retiring on or after January 1, 2014 or January 1, 2015, depending on the applicable collective bargaining agreement. In exchange for the assumption of the obligation to provide postretirement healthcare benefits to the NMA Group and Non-NMA Group, we transferred cash totaling $2.271 billion to the Funds in the second quarter of 2014. UPS-sponsored health and welfare benefit plans retained responsibility for providing postretirement healthcare coverage for employees in the NMA Group who retired from UPS prior to January 1, 2014, and for employees in the Non-NMA Group who retire from UPS prior to the January 1, 2014 or January 1, 2015 effective date in the applicable collective bargaining agreement.
Accounting Impact of Health and Welfare Plan Changes
Income Statement Impact:
We recorded a pre-tax charge of $1.066 billion ($665 million after-tax) in the second quarter of 2014 for the health and welfare plan changes described above. The components of this charge, which was included in "compensation and benefits" expense in the statement of consolidated income, are as follows:

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
We recorded an additional pre-tax charge of $36 million ($22 million after-tax) in the fourth quarter of 2014 upon ratification of the collective bargaining agreements covering the Non-NMA Group, related to the remeasurement and settlement of the postretirement benefit obligation associated with those employees.
Balance Sheet and Cash Flow Impact:
During 2014, as part of the health and welfare plan changes described previously, we transferred cash totaling $2.271 billion to the Funds, which was accounted for as a settlement of our postretirement benefit obligations (see note 4). We received approximately $854 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) in 2014.
For NMA Group employees who retired prior to January 1, 2014 and remained with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans resulted in an increase in the postretirement benefit obligation, and a corresponding decrease in pre-tax AOCI, of $13 million upon ratification.

NOTE 6. BUSINESS ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
Balance on January 1, 2013	$—	$430	$1,743	$2,173
Acquired	—	3	20	23
Currency / Other	—	(13)	7	(6)
Balance on December 31, 2013	$—	$420	$1,770	$2,190
Acquired	—	52	13	65
Currency / Other	—	(23)	(48)	(71)
Balance on December 31, 2014	$—	$449	$1,735	$2,184
Business Acquisitions
2014 Acquisitions:
The goodwill acquired in the International Package segment was related to our October 2014 acquisition of i-parcel, LLC. ("i-parcel"), a U.S.-based international e-commerce enabler and logistics company that operates in the U.S. and U.K. The goodwill acquired in the Supply Chain & Freight segment was related to our February 2014 acquisition of Polar Speed Distribution Limited ("Polar Speed"), a U.K.-based company that provides temperature-sensitive pharmaceutical supply chain solutions in the U.K. and continental Europe.
The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The acquisition of Polar Speed and i-parcel were not material to our consolidated financial position or results of operations.
2013 Acquisitions:
The goodwill acquired in the Supply Chain & Freight segment was related to our July 2013 acquisition of Cemelog Ltd. (“Cemelog”), a Hungary-based medical logistics provider that operates in Central and Eastern Europe. The goodwill acquired in the International Package segment was largely related to our October 2013 acquisition of the assets and operations of two Costa Rican-based companies: (1) Union Pak de Costa Rica, S.A., a small package delivery company, and (2) SEISA Brokerage, a customs brokerage company. Both companies had long-standing relationships with UPS as authorized service contractors.
Goodwill Impairment
We test our goodwill for impairment annually, as of October 1st, on a reporting unit basis. Our reporting units are comprised of the Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa) reporting units in the International Package reporting segment, and the Forwarding, Logistics, UPS Freight, The UPS Store, and UPS Capital reporting units in the Supply Chain & Freight reporting segment.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2014, we utilized the two-step process to test goodwill for impairment for all of our reporting units. We did not have any goodwill impairment charges in 2014, 2013 or 2012. Cumulatively, our Supply Chain & Freight reporting segment has recorded goodwill impairment charges of $622 million, while our International and U.S. Domestic Package segments have not recorded any impairment charges.
Intangible Assets
The following is a summary of intangible assets at December 31, 2014 and 2013 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period (in years)
December 31, 2014
Capitalized software	$2,641	$(1,997)	$644	5.0
Licenses	217	(133)	84	5.1
Franchise rights	117	(77)	40	20.0
Customer lists	123	(66)	57	11.7
Trademarks, patents, and other	31	(9)	22	12.6
Total Intangible Assets, Net	$3,129	$(2,282)	$847	5.9
December 31, 2013
Capitalized software	$2,420	$(1,897)	$523
Licenses	220	(97)	123
Franchise rights	117	(70)	47
Customer lists	118	(62)	56
Trademarks, patents, and other	37	(11)	26
Total Intangible Assets, Net	$2,912	$(2,137)	$775
Licenses with a carrying value of $5 million as of December 31, 2014 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable. We incurred impairment charges on intangible assets of $13 million during 2013, while there were no impairments of any finite-lived or indefinite-lived intangible assets in 2014 or 2012.
Amortization of intangible assets was $195, $185 and $244 million during 2014, 2013 and 2012, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2014 for the next five years is as follows (in millions): 2015—$277; 2016—$212; 2017—$153; 2018—$100; 2019—$57. Amortization expense in future periods will be affected by business acquisitions, software development, licensing agreements, sponsorships and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT AND FINANCING ARRANGEMENTS
The following table sets forth the principal amount, maturity or range of maturities, as well as the carrying value of our debt obligations, as of December 31, 2014 and 2013 (in millions). The carrying value of these debt obligations can differ from the principal amount due to the impact of unamortized discounts or premiums and valuation adjustments resulting from interest rate swap hedging relationships.

	Principal		Carrying Value
	Amount	Maturity	2014	2013
Commercial paper	$772	2015	$772	$—
Fixed-rate senior notes:
3.875% senior notes	1,000	2014	—	1,007
1.125% senior notes	375	2017	370	367
5.50% senior notes	750	2018	802	821
5.125% senior notes	1,000	2019	1,076	1,079
3.125% senior notes	1,500	2021	1,617	1,579
2.45% senior notes	1,000	2022	977	913
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	480	479
8.375% debentures	276	2030	283	283
Pound Sterling Notes:
5.50% notes	103	2031	99	105
5.125% notes	706	2050	673	714
Floating rate senior notes	463	2049 – 2064	459	370
Capital lease obligations	505	2015 – 3005	505	473
Facility notes and bonds	320	2015 – 2036	320	320
Other debt	17	2015 – 2022	17	25
Total debt	$11,586		10,787	10,872
Less: current maturities			(923)	(48)
Long-term debt			$9,864	$10,824
Commercial Paper
We are authorized to borrow up to $10.0 billion under our U.S. commercial paper program. We had $772 million outstanding under this program as of December 31, 2014. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. As of December 31, 2014, there were no amounts outstanding under this program. The amount of commercial paper outstanding under these programs in 2015 is expected to fluctuate.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Rate Senior Notes
We have completed several offerings of fixed rate senior notes. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. We subsequently entered into interest rate swaps on several of these notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on these notes, including the impact of the interest rate swaps, for 2014 and 2013, respectively, were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2014	2013
3.875% senior notes	1,000	2014	0.94%	0.97%
1.125% senior notes	375	2017	0.60%	0.64%
5.50% senior notes	750	2018	2.49%	2.53%
5.125% senior notes	1,000	2019	1.97%	2.01%
3.125% senior notes	1,500	2021	1.06%	1.11%
2.45% senior notes	1,000	2022	0.82%	0.86%
On April 1, 2014, our $1.00 billion 3.875% senior notes matured and were repaid in full. The principal balance of the senior notes was repaid from the proceeds of short-term commercial paper issuances.
8.375% Debentures
The 8.375% debentures consist of two separate tranches, as follows:

•
$276 million of the debentures have a maturity of April 1, 2030. These debentures have an 8.375% interest rate until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. These debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption (at a benchmark treasury yield plus five basis points) plus accrued interest.

•	$424 million of the debentures have a maturity of April 1, 2020. These debentures are not subject to redemption prior to maturity.
Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements. We subsequently entered into interest rate swaps on the 2020 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the 2020 notes, including the impact of the interest rate swaps, for 2014 and 2013 was 4.99% and 5.03%, respectively.
Floating Rate Senior Notes
The floating rate senior notes bear interest at either one or three-month LIBOR, less a spread ranging from 30 to 45 basis points. The average interest rate for 2014 and 2013 was 0.00% for both years. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2064. In 2014 and 2013, we redeemed notes with a principal value of $1 and $4 million, respectively, after put options were exercised by the note holders.
In December 2014, we issued a floating rate senior note with a principal balance of $90 million that bears interest at three-month LIBOR less 30 basis points. This note matures in 2064.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations
We have certain property, plant and equipment subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of our property, plant and equipment subject to capital leases is as follows as of December 31 (in millions):

	2014	2013
Vehicles	$86	$49
Aircraft	2,289	2,289
Buildings	197	181
Plant Equipment	—	2
Technology Equipment	—	—
Accumulated amortization	(781)	(727)
	$1,791	$1,794
These capital lease obligations have principal payments due at various dates from 2015 through 3005.
Facility Notes and Bonds
We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•
Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2014 and 2013 were 0.05% and 0.09%, respectively.

•
Bonds with a principal balance of $42 million and due in November 2036 issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds bear interest at a variable rate, and the average interest rates for 2014 and 2013 were 0.05% and 0.08%, respectively.

•
Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•
Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. The bonds, which are due in December 2015, bear interest at a variable rate, and the average interest rates for 2014 and 2013 were 0.04% and 0.07%, respectively.

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

We maintain cross-currency interest rate swaps to hedge the foreign currency risk associated with the bond cash flows for both tranches of these bonds. The average fixed interest rate payable on the swaps is 5.45%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Commitments
We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2038. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $676, $575 and $619 million for 2014, 2013 and 2012, respectively.
The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt, and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2015	$75	$323	$876	$269
2016	74	257	8	195
2017	67	210	377	71
2018	62	150	752	19
2019	59	90	1,000	8
After 2019	435	274	7,068	26
Total	772	$1,304	$10,081	$588
Less: imputed interest	(267)
Present value of minimum capitalized lease payments	505
Less: current portion	(47)
Long-term capitalized lease obligations	$458
As of December 31, 2014, we had outstanding letters of credit totaling approximately $1.064 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2014, we had $640 million of surety bonds written.
Available Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 27, 2015. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2014.
The second agreement provides revolving credit facilities of $1.0 billion, and expires on March 28, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2014 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2014, 10% of net tangible assets is equivalent to $2.380 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $12.257 and $11.756 billion as of December 31, 2014 and 2013, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
Other Matters
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. After two rounds of motions to dismiss, in October 2014, UPS entered into a settlement agreement with the plaintiffs to settle the remaining claims asserted against UPS for an immaterial amount. The court granted preliminary approval of the settlement on December 16, 2014. The settlement is subject to final court approval.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. The term of the NPA is two years. We have petitioned the government to shorten that term in its discretion to a lesser period pursuant to the terms of the NPA. The NPA did not have a material impact on our financial condition, results of operations or liquidity.
In January 2014, we received a Civil Investigative Demand from the DOJ seeking documents related to possible violations of the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. The Company has been cooperating with these inquiries and is in discussions with the DOJ to resolve all claims by the federal government regarding this matter. We do not believe that a negotiated resolution would have a material adverse effect on our financial condition, results of operations or liquidity. We also have been contacted by several states requesting this information. The Company has been cooperating with these inquiries.
It is not possible to predict the potential outcome of the state inquiries at this stage, or to reasonably estimate the range or amount of possible loss, if any, that may result from these investigations based on a number of factors, including: (1)  the investigations are not complete; (2) these matters are at an early stage and there are unresolved questions of law and fact that could be of importance to the ultimate resolution of these matters; (3) the scope and size of potentially affected government customers and the time period covered by potential claims remains uncertain; and (4) our current intention to vigorously defend any claims of FCA violations. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
On February 18, 2015, the State and City of New York filed suit against UPS arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General concerning cigarette deliveries in 2005. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SHAREOWNERS’ EQUITY
Capital Stock, Additional Paid-In Capital, and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company’s founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of December 31, 2014, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2014, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2014		2013		2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of year	212	$2	225	$3	240	$3
Common stock purchases	(5)	—	(8)	(1)	(9)	—
Stock award plans	5	—	9	—	8	—
Common stock issuances	3	—	4	—	3	—
Conversions of class A to class B common stock	(14)	—	(18)	—	(17)	—
Class A shares issued at end of year	201	$2	212	$2	225	$3
Class B Common Stock
Balance at beginning of year	712	$7	729	$7	725	$7
Common stock purchases	(21)	—	(35)	—	(13)	—
Conversions of class A to class B common stock	14	—	18	—	17	—
Class B shares issued at end of year	705	$7	712	$7	729	$7
Additional Paid-In Capital
Balance at beginning of year		$—		$—		$—
Stock award plans		656		554		444
Common stock purchases		(918)		(768)		(943)
Common stock issuances		309		307		293
Option premiums received (paid)		(47)		(93)		206
Balance at end of year		$—		$—		$—
Retained Earnings
Balance at beginning of year		$6,925		$7,997		$10,128
Net income attributable to controlling interests		3,032		4,372		807
Dividends ($2.68, $2.48 and $2.28 per share)		(2,487)		(2,367)		(2,243)
Common stock purchases		(1,744)		(3,077)		(695)
Balance at end of year		$5,726		$6,925		$7,997
For the years ended December 31, 2014, 2013 and 2012, we repurchased a total of 26.4, 43.2 and 21.8 million shares of class A and class B common stock for $2.662, $3.846 and $1.638 billion, respectively ($2.695, $3.838 and $1.621 billion in repurchases for 2014, 2013 and 2012, respectively, are reported on the cash flow statement due to the timing of settlements). On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. This new share repurchase authorization has no expiration date. As of December 31, 2014, we had $4.152 billion of this share repurchase authorization remaining.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the fourth quarter of 2014, we entered into an accelerated share repurchase program, which allowed us to repurchase $400 million of shares (3.7 million shares). The program was completed in December 2014.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $47 and $93 million during 2014 and 2013, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of December 31, 2014, we had outstanding options for the purchase of 1.7 million shares with an average strike price of $100.01 per share that will settle in the first and second quarters of 2015.
Accumulated Other Comprehensive Income (Loss)
We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2014	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of year	$(126)	$134	$(160)
Reclassification to earnings (no tax impact in any period)	—	(161)	—
Translation adjustment (net of tax effect of $105, $(5), and $(9))	(331)	(99)	294
Balance at end of year	(457)	(126)	134
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of year	(1)	6	6
Current period changes in fair value (net of tax effect of $1, $(3), and $4)	2	(4)	6
Reclassification to earnings (net of tax effect of $0, $(2), and $(3))	(1)	(3)	(6)
Balance at end of year	—	(1)	6
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of year	(219)	(286)	(204)
Current period changes in fair value (net of tax effect of $133, $1 and $(25))	220	1	(43)
Reclassification to earnings (net of tax effect of $35, $39, and $(24))	60	66	(39)
Balance at end of year	61	(219)	(286)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of year	(114)	(3,208)	(2,745)
Reclassification to earnings (net of tax effect of $870, $67, and $1,876)	1,462	111	3,135
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(2,714), $1,786, and $(2,151))	(4,546)	2,983	(3,598)
Balance at end of year	(3,198)	(114)	(3,208)
Accumulated other comprehensive income (loss) at end of year	$(3,594)	$(460)	$(3,354)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	2014 Amount Reclassified from AOCI	2013 Amount Reclassified from AOCI	2012 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign currency translation gain (loss):
Liquidation of foreign subsidiary	$—	$161	$—	Other expenses
Income tax (expense) benefit	—	—	—	Income tax expense
Impact on net income	—	161	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	1	5	9	Investment income
Income tax (expense) benefit	—	(2)	(3)	Income tax expense
Impact on net income	1	3	6	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(23)	(22)	(22)	Interest expense
Foreign exchange contracts	(48)	18	24	Interest expense
Foreign exchange contracts	(24)	(53)	61	Revenue
Commodity contracts	—	(48)	—	Fuel expense
Income tax (expense) benefit	35	39	(24)	Income tax expense
Impact on net income	(60)	(66)	39	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(170)	(178)	(5,011)	Compensation and benefits
Settlement and curtailment loss	(356)	—	—	Compensation and benefits
Remeasurement of benefit obligation	(1,806)	—	—	Compensation and benefits
Income tax (expense) benefit	870	67	1,876	Income tax expense
Impact on net income	(1,462)	(111)	(3,135)	Net income

Total amount reclassified for the period	$(1,521)	$(13)	$(3,090)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	2014		2013		2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations
Balance at beginning of year		$69		$78		$88
Reinvested dividends		2		4		3
Options exercise deferrals		—		—		—
Benefit payments		(12)		(13)		(13)
Balance at end of year		$59		$69		$78
Treasury Stock
Balance at beginning of year	(1)	$(69)	(1)	$(78)	(2)	$(88)
Reinvested dividends	—	(2)	—	(4)	—	(3)
Options exercise deferrals	—	—	—	—	—	—
Benefit payments	—	12	—	13	1	13
Balance at end of year	(1)	$(59)	(1)	$(69)	(1)	$(78)

Noncontrolling Interests
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments, primarily in international locations. The activity related to our noncontrolling interests is presented below (in millions):

	2014	2013	2012
Noncontrolling Interests
Balance at beginning of period	$14	$80	$73
Purchase of noncontrolling interests	3	(66)	7
Dividends attributable to noncontrolling interests	—	—	—
Net income attributable to noncontrolling interests	—	—	—
Balance at end of period	$17	$14	$80
In January 2013, we repurchased the noncontrolling interest in our joint venture that operates in the Middle East, Turkey, and portions of the Central Asia region for $70 million. After this transaction, we own 100% of this entity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION
The UPS Incentive Compensation Plan permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and units, to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 27 million. Each share issued pursuant to restricted stock units and restricted performance units (collectively referred to as "Restricted Units"), stock options and other permitted awards will reduce the share reserve by one share. We had 16 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2014.
There are currently three primary awards granted to eligible employees under the UPS Incentive Compensation Plan, including the Management Incentive Award, Long-Term Incentive Performance Award and Non-Qualified Stock Option Award. These awards are discussed in the following paragraphs. The total expense recognized in our income statement under all stock compensation award programs was $536, $513 and $547 million during 2014, 2013 and 2012, respectively. The associated income tax benefit recognized in our income statement was $199, $190 and $201 million during 2014, 2013 and 2012, respectively. The cash income tax benefit received from the exercise of stock options and the lapsing of Restricted Units was $261, $286 and $265 million during 2014, 2013 and 2012, respectively.
Management Incentive Award
Non-executive management earning the right to receive the Management Incentive Award are determined annually by the Salary Committee, which is comprised of executive officers of the Company. Awards granted to executive officers are determined annually by the Compensation Committee of the UPS Board of Directors. Our Management Incentive Award program provides, with certain exceptions, that one-half to two-thirds of the annual Management Incentive Award will be made in Restricted Units (depending upon the level of management involved). The other one-third to one-half of the award is in the form of cash or unrestricted shares of class A common stock, and is fully vested at the time of grant.
Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Except in the case of death, disability, or retirement, Restricted Units granted for our Management Incentive Award generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. The entire grant is expensed on a straight-line basis over the requisite service period. All Restricted Units granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date.
Long-Term Incentive Performance Award granted prior to 2014
We awarded Restricted Units in conjunction with our Long-Term Incentive Performance Award program to certain eligible employees. The Restricted Units ultimately granted under the Long-Term Incentive Performance Award program are based upon the achievement of certain performance measures, including growth in consolidated revenue and operating return on invested capital, each year during the performance award cycle, and other measures, including the achievement of an adjusted earnings per share target, over the entire three year performance award cycle. The Restricted Units granted under this program vest at the end of the three year performance award cycle, except in the case of death disability, or retirement, in which case immediate vesting occurs.
As of December 31, 2014, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Management Incentive Award program and Long-Term Incentive Performance Award program (granted prior to 2014):

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2014	12,748	$74.60
Vested	(6,455)	71.61
Granted	5,064	92.35
Reinvested Dividends	363	N/A
Forfeited / Expired	(161)	81.73
Nonvested at December 31, 2014	11,559	$82.58	1.39	$1,285
Restricted Units Expected to Vest	11,292	$82.62	1.38	$1,255

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2014, 2013 and 2012 was $92.35, $80.18 and $77.21, respectively. The total fair value of Restricted Units vested was $579, $510 and $627 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $483 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted average period of three years.
Long-Term Incentive Performance Award granted in 2014
Beginning with the Long-Term Incentive Performance grant in 2014, the performance targets are equally-weighted among consolidated operating return on invested capital, growth in consolidated revenue, and total shareowner return relative to a peer group of companies. The Restricted Units granted under this award generally vest at the end of a three-year period (except in the case of death disability, or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets set forth on the grant date. The range of percentage achievement can vary from 0% to 200% of the target award.
For the two-thirds of the award related to consolidated operating return on invested capital and growth in consolidated revenue, we recognize the grant-date fair value of these units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model. This portion of the award was valued at a share payout of 109.84% of the target grant, and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.
As of December 31, 2014, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our 2014 Long-Term Incentive Performance Award:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2014	—	$—
Vested	(28)	96.98
Granted	932	96.98
Reinvested Dividends	17	N/A
Forfeited / Expired	(106)	96.98
Nonvested at December 31, 2014	815	$96.98	2.08	$91
Performance Units Expected to Vest	777	$96.98	2.08	$86
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2014 was $96.98. The total fair value of Restricted Units vested was $2 million in 2014. As of December 31, 2014, there was $54 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted average period of two years.
Nonqualified Stock Options
We maintain fixed stock option plans, under which options are granted to purchase shares of UPS class A common stock. Stock options granted in connection with the Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted.
Executive officers and certain senior managers receive a non-qualified stock option grant annually, in which the value granted is determined as a percentage of salary. Options granted generally vest over a five year period with approximately 20% of the award vesting at each anniversary date of the grant. All options granted are subject to earlier cancellation or vesting under certain conditions. Option holders may exercise their options via the tender of cash or class A common stock, and new class A shares are issued upon exercise.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	5,212	$73.73
Exercised	(1,620)	72.52
Granted	127	96.98
Forfeited / Expired	(28)	72.82
Outstanding at December 31, 2014	3,691	$75.07	2.85	$133
Options Vested and Expected to Vest	3,691	$75.07	2.85	$133
Exercisable at December 31, 2014	3,356	$74.20	2.35	$124

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options, are as follows:

	2014	2013	2012
Expected dividend yield	2.56%	2.75%	2.77%
Risk-free interest rate	2.40%	1.38%	1.63%
Expected life in years	7.5	7.5	7.5
Expected volatility	24.26%	24.85%	25.06%
Weighted average fair value of options granted	$20.48	$15.50	$14.88
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
We received cash of $85, $292 and $122 million during 2014, 2013 and 2012, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $47, $92 and $39 million, respectively. As of December 31, 2014, there was $1 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 2 months.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$50.01 - $70.00	264	4.85	$61.52	246	$61.11
$70.01 - $80.00	2,118	2.52	72.05	2,002	71.82
$80.01 - $90.00	1,182	2.30	81.17	1,081	81.00
$90.01 - $100.00	127	9.18	96.98	27	96.98
	3,691	2.85	$75.07	3,356	$74.20
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.9, 1.1 and 1.2 million shares at average prices of $95.67, $79.74 and $72.17 per share during 2014, 2013 and 2012, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT AND GEOGRAPHIC INFORMATION
We report our operations in three segments: U.S. Domestic Package operations, International Package operations and Supply Chain & Freight operations. Package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export products within their geographic area.
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
Supply Chain & Freight
Supply Chain & Freight includes our forwarding and logistics operations, UPS Freight and other aggregated business units. Our forwarding and logistics business provides services in more than 195 countries and territories worldwide, and includes international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, and mail and consulting services. UPS Freight offers a variety of LTL and TL services to customers in North America. Other aggregated business units within this segment include The UPS Store, UPS Capital and UPS Customer Solutions.
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
Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2014	2013	2012
Revenue:
U.S. Domestic Package	$35,851	$34,074	$32,856
International Package	12,988	12,429	12,124
Supply Chain & Freight	9,393	8,935	9,147
Consolidated	$58,232	$55,438	$54,127
Operating Profit:
U.S. Domestic Package	$2,859	$4,603	$459
International Package	1,677	1,757	869
Supply Chain & Freight	432	674	15
Consolidated	$4,968	$7,034	$1,343
Assets:
U.S. Domestic Package	$20,716	$19,648	$19,934
International Package	7,853	8,463	11,248
Supply Chain & Freight	6,024	6,624	6,610
Unallocated	878	1,477	1,071
Consolidated	$35,471	$36,212	$38,863
Depreciation and Amortization Expense:
U.S. Domestic Package	$1,276	$1,229	$1,220
International Package	478	473	475
Supply Chain & Freight	169	165	163
Consolidated	$1,923	$1,867	$1,858

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by product type for the years ended December 31 is as follows (in millions):

	2014	2013	2012
U.S. Domestic Package:
Next Day Air	$6,581	$6,443	$6,412
Deferred	3,672	3,437	3,392
Ground	25,598	24,194	23,052
Total U.S. Domestic Package	35,851	34,074	32,856
International Package:
Domestic	2,784	2,667	2,531
Export	9,586	9,166	9,033
Cargo	618	596	560
Total International Package	12,988	12,429	12,124
Supply Chain & Freight:
Forwarding and Logistics	5,758	5,492	5,977
Freight	3,048	2,882	2,640
Other	587	561	530
Total Supply Chain & Freight	9,393	8,935	9,147
Consolidated	$58,232	$55,438	$54,127

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2014	2013	2012
United States:
Revenue	$43,840	$41,772	$40,428
Long-lived assets	$15,902	$15,651	$16,262
International:
Revenue	$14,392	$13,666	$13,699
Long-lived assets	$6,105	$6,297	$5,312
Consolidated:
Revenue	$58,232	$55,438	$54,127
Long-lived assets	$22,007	$21,948	$21,574
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill, and intangible assets.
No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue for the years ended December 31, 2014, 2013 or 2012.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES
The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2014	2013	2012
Current:
U.S. Federal	$932	$2,181	$1,901
U.S. State and Local	103	205	182
Non-U.S.	185	162	167
Total Current	1,220	2,548	2,250
Deferred:
U.S. Federal	427	(242)	(1,871)
U.S. State and Local	(11)	(22)	(201)
Non-U.S.	(31)	18	(11)
Total Deferred	385	(246)	(2,083)
Total	$1,605	$2,302	$167
Income before income taxes includes the following components (in millions):

	2014	2013	2012
United States	$3,819	$6,040	$384
Non-U.S.	818	634	590
	$4,637	$6,674	$974

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	1.2	2.1	—
Non-U.S. tax rate differential	(2.4)	(1.3)	(6.1)
Nondeductible/nontaxable items	1.3	(0.2)	(0.4)
U.S. federal tax credits	(1.5)	(1.2)	(7.4)
Other	1.0	0.1	(4.0)
Effective income tax rate	34.6%	34.5%	17.1%
Our effective tax rate increased to 34.6% in 2014, compared with 34.5% in 2013, largely due to the impact of the gain from liquidating a foreign subsidiary in early 2013 not being taxable (see note 15), offset by favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income and the increase in U.S. Federal and state tax credits relative to total pre-tax income.
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which is effective through December 31, 2017 and may be extended through December 31, 2022 if additional requirements are satisfied. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $21 and $20 million for 2014 and 2013, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2014	2013
Fixed assets and capitalized software	$(4,816)	$(4,624)
Other	(424)	(756)
Deferred tax liabilities	(5,240)	(5,380)
Pension and postretirement benefits	4,722	3,086
Loss and credit carryforwards (non-U.S. and state)	250	279
Insurance reserves	745	765
Stock compensation	242	70
Other	630	933
Deferred tax assets	6,589	5,133
Deferred tax assets valuation allowance	(208)	(251)
Deferred tax asset (net of valuation allowance)	6,381	4,882
Net deferred tax asset (liability)	$1,141	$(498)

Amounts recognized in the consolidated balance sheets:
Current deferred tax assets	$590	$684
Current deferred tax liabilities (included in other current liabilities)	(18)	(48)
Non-current deferred tax assets	652	110
Non-current deferred tax liabilities	(83)	(1,244)
Net deferred tax asset (liability)	$1,141	$(498)
The valuation allowance changed by $(43), $31 and $15 million during the years ended December 31, 2014, 2013 and 2012, respectively.
We have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2014	2013
U.S. state and local operating loss carryforwards	$815	$546
U.S. state and local credit carryforwards	$52	$42
The operating loss carryforwards expire at varying dates through 2034. The state credits can be carried forward for periods ranging from three years to indefinitely.
We also have non-U.S. loss carryforwards of approximately $586 million as of December 31, 2014, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.
Undistributed earnings of foreign subsidiaries amounted to approximately $4.683 billion at December 31, 2014. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2012	$252	$73	$3
Additions for tax positions of the current year	13	—	—
Additions for tax positions of prior years	7	9	1
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(22)	(18)	—
Settlements during the period	(3)	(7)	—
Lapses of applicable statute of limitations	(15)	(4)	—
Balance at December 31, 2012	232	53	4
Additions for tax positions of the current year	15	—	—
Additions for tax positions of prior years	20	9	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(67)	(23)	(1)
Settlements during the period	(8)	1	—
Lapses of applicable statute of limitations	(1)	—	(1)
Balance at December 31, 2013	191	40	4
Additions for tax positions of the current year	15	—	—
Additions for tax positions of prior years	51	13	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(74)	(8)	—
Settlements during the period	(10)	(2)	—
Lapses of applicable statute of limitations	(1)	(1)	(1)
Balance at December 31, 2014	$172	$42	$3
The total amount of gross unrecognized tax benefits as of December 31, 2014, 2013 and 2012 that, if recognized, would affect the effective tax rate was $166, $185 and $224 million, respectively. We also had gross recognized tax benefits of $54, $281 and $280 million recorded as of December 31, 2014, 2013 and 2012, respectively, associated with outstanding refund claims for prior tax years. We had a net payable recorded with respect to prior years’ income tax matters in the accompanying consolidated balance sheets as of December 31, 2014, and a net receivable recorded with respect to prior years’ income tax matters as of December 31, 2013 and 2012. We have also recognized a receivable for interest of $4, $25 and $23 million for the recognized tax benefits associated with outstanding refund claims as of December 31, 2014, 2013 and 2012, respectively. Our continuing practice is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2010.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2014, we began resolution discussions with IRS Appeals related to an RAR received for tax years 2008 and 2009. In the third quarter of 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2008 and 2009 tax years. In the fourth quarter of 2014 we received a net refund of tax and interest totaling $26 million. The resolution of these matters and subsequent refund of tax and interest did not have a material impact on net income.
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

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2014	2013	2012
Numerator:
Net income attributable to common shareowners	$3,032	$4,372	$807
Denominator:
Weighted average shares	913	937	957
Deferred compensation obligations	1	1	1
Vested portion of restricted shares	2	2	2
Denominator for basic earnings per share	916	940	960
Effect of dilutive securities:
Restricted performance units	7	7	8
Stock options	1	1	1
Denominator for diluted earnings per share	924	948	969
Basic earnings per share	$3.31	$4.65	$0.84
Diluted earnings per share	$3.28	$4.61	$0.83
Diluted earnings per share for the years ended December 31, 2014, 2013, and 2012 exclude the effect of 0.1, 0.1 and 2.6 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to financial institutions that meet established credit guidelines and monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At December 31, 2014, we held cash collateral of $548 million under these agreements.
In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At December 31, 2014, we were required to post $1 million in collateral with our counterparties. At December 31, 2014, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
Accounting Policy for Derivative Instruments
We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the derivative, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.
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
We have designated and account for interest rate swaps that convert fixed rate interest payments into floating rate interest payments as hedges of the fair value of the associated debt instruments. Therefore, the gains and losses resulting from fair value adjustments to the interest rate swaps and fair value adjustments to the associated debt instruments are recorded to interest expense in the period in which the gains and losses occur. We have designated and account for interest rate swaps that convert floating rate interest payments into fixed rate interest payments as cash flow hedges of the forecasted payment obligations. The gains and losses resulting from fair value adjustments to these interest rate swaps are recorded to AOCI.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
The notional amounts of our outstanding derivative positions were as follows as of December 31, 2014 and 2013 (in millions):

		2014	2013
Currency Hedges:
Euro	EUR	2,833	2,637
British Pound Sterling	GBP	1,149	1,097
Canadian Dollar	CAD	293	218
Indian Rupee	INR	85	—
Malaysian Ringgit	MYR	150	—
Mexican Peso	MXN	152	583

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps	USD	5,799	6,799
Floating to Fixed Interest Rate Swaps	USD	779	780
Interest Rate Basis Swaps	USD	1,500	2,500
As of December 31, 2014, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 35 years.
Balance Sheet Recognition
The following table indicates the location on the consolidated balance sheets in which our derivative assets and liabilities have been recognized, and the related fair values of those derivatives as of December 31, 2014 and 2013 (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
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

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location	2014	2013	2014	2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$204	$10	$204	$4
Interest rate contracts	Other current assets	—	7	—	7
Foreign exchange contracts	Other non-current assets	229	59	229	59
Interest rate contracts	Other non-current assets	227	204	194	110
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	2	7	2	5
Interest rate contracts	Other non-current assets	59	60	57	57
Total Asset Derivatives		$721	$347	$686	$242

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location	2014	2013	2014	2013
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	$—	$6	$—	$—
Foreign exchange contracts	Other non-current liabilities	34	—	34	—
Interest rate contracts	Other non-current liabilities	35	104	2	10
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	—	7	—	5
Interest rate contracts	Other current liabilities	1	1	1	1
Interest rate contracts	Other non-current liabilities	7	3	5	—
Total Liability Derivatives		$77	$121	$42	$16
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the years ended December 31, 2014 and 2013 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2014	2013
Interest rate contracts	$(5)	$6
Foreign exchange contracts	358	44
Commodity contracts	—	(48)
Total	$353	$2
As of December 31, 2014, $135 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2015. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2014, 2013 and 2012.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the years ended December 31, 2014 and 2013 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013			2014	2013
Interest rate contracts	Interest Expense	$90	$(306)	Fixed-Rate Debt and Capital Leases	Interest Expense	$(90)	$306
Additionally, we maintain some foreign exchange forward, interest rate swap, and commodity contracts that are not designated as hedges. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our consolidated balance sheets. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. These commodity contracts are intended to provide a short-term economic offset to fuel expense changes due to price fluctuations.
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forward, interest rate swap, and commodity contracts not designated as hedges for the years ended December 31, 2014 and 2013 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013
Commodity contracts	Fuel Expense	$(15)	$—
Foreign exchange contracts	Other Expenses	27	72
Foreign exchange contracts	Investment Income	7	(5)
Interest rate contracts	Interest Expense	(5)	(4)
Total		$14	$63
Fair Value Measurements
Our foreign currency, interest rate and energy derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2014 and 2013 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2014
Assets
Foreign Exchange Contracts	$—	$435	$—	$435
Interest Rate Contracts	—	286	—	286
Total	$—	$721	$—	$721
Liabilities
Foreign Exchange Contracts	$—	$34	$—	$34
Interest Rate Contracts	—	43	—	43
Total	$—	$77	$—	$77

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2013
Assets
Foreign Exchange Contracts	$—	$76	$—	$76
Interest Rate Contracts	—	271	—	271
Total	$—	$347	$—	$347
Liabilities
Foreign Exchange Contracts	$—	$13	$—	$13
Interest Rate Contracts	—	108	—	108
Total	$—	$121	$—	$121

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

NOTE 16. QUARTERLY INFORMATION (unaudited)
Our revenue, segment operating profit, net income, basic and diluted earnings per share on a quarterly basis are presented below (in millions, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue:
U.S. Domestic Package	$8,488	$8,271	$8,668	$8,241	$8,691	$8,254	$10,004	$9,308
International Package	3,127	2,978	3,252	3,062	3,183	3,017	3,426	3,372
Supply Chain & Freight	2,164	2,185	2,348	2,204	2,416	2,250	2,465	2,296
Total revenue	13,779	13,434	14,268	13,507	14,290	13,521	15,895	14,976
Operating profit (loss):
U.S. Domestic Package	927	1,085	209	1,132	1,279	1,186	444	1,200
International Package	438	352	444	451	460	417	335	537
Supply Chain & Freight	148	143	94	159	215	201	(25)	171
Total operating profit	1,513	1,580	747	1,742	1,954	1,804	754	1,908
Net income	$911	$1,037	$454	$1,071	$1,214	$1,097	$453	$1,167
Net income per share:
Basic	$0.99	$1.09	$0.49	$1.14	$1.33	$1.17	$0.50	$1.26
Diluted	$0.98	$1.08	$0.49	$1.13	$1.32	$1.16	$0.49	$1.25
Operating profit for the quarter ended December 31, 2014 was impacted by two items, as follows:

•
A mark-to-market loss of $1.062 billion on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor (allocated as follows—U.S. Domestic Package $660 million, International Package $200 million, Supply Chain & Freight $202 million). This loss reduced net income by $670 million, and basic and diluted earnings per share by $0.74.

•
A pre-tax charge of $36 million associated with the remeasurement and settlement of postretirement health and welfare benefit obligations for certain employees covered by collective bargaining agreements (allocated as follows—U.S. Domestic Package $33 million, International Package $1 million, Supply Chain & Freight $2 million). This charge reduced net income by $22 million, and basic and diluted earnings per share by $0.02.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating profit for the quarter ended June 30, 2014 was impacted by a pre-tax charge of $1.066 billion associated with curtailment, remeasurement and settlement of postretirement health and welfare benefit obligations for certain employees covered by collective bargaining agreements (allocated as follows—U.S. Domestic Package $957 million, International Package $27 million, Supply Chain & Freight $82 million). This charge reduced net income by $665 million, and basic and diluted earnings per share by $0.73 and $0.72, respectively.
The curtailment, remeasurement and settlement charges described above that impacted the quarters ended June 30, 2014 and December 31, 2014 are discussed further in note 5.
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
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:
UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2014. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2014 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2014, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
/s/ United Parcel Service, Inc.
February 27, 2015

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Chief Executive Officer	59
Chief Executive Officer ( 2014 - present), Senior Vice President and Chief Operating Officer (2007 - 2014), President, UPS Airlines (2007 - 2008), Senior Vice President and President, UPS International (2003 - 2007).

James J. Barber, Jr. President, UPS International	54	Senior Vice President and President, UPS International (2013 - present), Chief Operating Officer, UPS Europe, Middle East, and Africa (2010 - 2013).
David A. Barnes Senior Vice President and Chief Information Officer and Global Business Services Officer	59	Senior Vice President and Chief Information Officer and Global Business Services Officer (2005 - present).
Teresa Finley Senior Vice President, Global Marketing	53	Senior Vice President of Global Marketing (2015 - Present), Treasurer (2014), Corporate Controller (2010 - 2013).
Alan Gershenhorn Executive Vice President and Chief Commercial Officer	56
Executive Vice President and Chief Commercial Officer (2014 - present), Senior Vice President, Worldwide Sales, Marketing and Strategy (2011 - 2014), Senior Vice President, Worldwide Sales and Marketing (2008 - 2010), Senior Vice President and President, UPS International (2007), President, UPS Supply Chain Solutions - Asia and Europe (2006).

Myron Gray President, United States Operations	57	President, United States Operations (2009 - present), Vice President, Americas Region (2008 - 2009), Vice President, North Central Region (2004 - 2008).
Kate Gutmann Senior Vice President, Worldwide Sales and Solutions	46	Senior Vice President, Worldwide Sales and Solutions (2014 - present), President, Worldwide Sales (2011 - 2014), Vice President, Marketing UPS Europe Region (2008 - 2011).
Kurt P. Kuehn Senior Vice President and Chief Financial and Compliance Officer	60
Senior Vice President and Chief Financial and Compliance Officer (2015 - present), Senior Vice President and Chief Financial Officer (2008 - 2014), Treasurer (2008 - 2010), Senior Vice President, Worldwide Sales and Marketing (2004 - 2007).

Teri P. McClure Chief Legal Officer and Senior Vice President, Human Resources	51
Chief Legal Officer and Senior Vice President, Human Resources (2015 - present), Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 - 2014), Corporate Legal Department Manager (2005 - 2006).

Mitch Nichols Senior Vice President, Transportation, Engineering and Labor Relations	59
Senior Vice President Transportation, Engineering and Labor Relations (2015 - Present), Senior Vice President Transportation and Engineering (2014 - 2015), President, UPS Airlines (2011 - 2014), Vice President of Air Group Operations (2007 - 2011).

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.
Information about our Audit Committee is presented under the caption “Election of Directors—Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.
Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.
Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.
Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 7, 2015 and is incorporated herein by reference.

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

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/S/ DAVID P. ABNEY
David P. Abney
Chief Executive Officer
Date: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID P. ABNEY	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
David P. Abney

/S/ F. DUANE ACKERMAN	Director	February 27, 2015
F. Duane Ackerman

/S/ RODNEY C. ADKINS	Director	February 27, 2015
Rodney C. Adkins

/S/ MICHAEL J. BURNS	Director	February 27, 2015
Michael J. Burns

/S/ D. SCOTT DAVIS	Chairman and Director	February 27, 2015
D. Scott Davis

/S/ STUART E. EIZENSTAT	Director	February 27, 2015
Stuart E. Eizenstat

/S/ WILLIAM R. JOHNSON	Director	February 27, 2015
William R. Johnson

/S/ CANDACE KENDLE	Director	February 27, 2015
Candace Kendle

/S/ KURT P. KUEHN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
Kurt P. Kuehn

/S/ ANN M. LIVERMORE	Director	February 27, 2015
Ann M. Livermore

/S/ RUDY MARKHAM	Director	February 27, 2015
Rudy Markham

/S/ CLARK T. RANDT, JR.	Director	February 27, 2015
Clark T. Randt, Jr.

/S/ JOHN T. STANKEY	Director	February 27, 2015
John T. Stankey

/S/ CAROL B. TOMÉ	Director	February 27, 2015
Carol B. Tomé

/S/ KEVIN M. WARSH	Director	February 27, 2015
Kevin M. Warsh

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Termination Agreement, dated as of January 22, 2013, between United Parcel Service, Inc. and TNT Express N.V. (incorporated by reference to Exhibit 2.3 to the 2012 Annual Report on Form 10-K)

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.2	—	Indenture dated as of December 18, 1997 relating to 8 3/8% Debentures due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.3	—	Indenture dated as of January 26, 1999 (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Form S-3 (No. 333-08369), filed on January 26, 1999).

4.4	—
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

4.8	—	Form of Note for 5.50% Senior Notes due January 15, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 15, 2008).

4.9	—	Form of Note for 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 15, 2008).

4.1	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 24, 2009).

4.11	—	Form of Note for 3.125% Senior Notes due January 15, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 12, 2010).

4.12	—	Form of Note for 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 12, 2010).

4.13	—	Form of Note for 1.125% Senior Notes due October 1, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 27, 2012).

4.14	—	Form of Note for 2.450% Senior Notes due October 1, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 27, 2012).

4.15	—	Form of Note for 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 27, 2012).

4.16	—	Form of Note for Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 15, 2014).

†10.1	—	UPS Retirement Plan, as Amended and Restated, effective as of January 1, 2014.

†10.2	—	UPS Savings Plan, as Amended and Restated, effective as of January 1, 2014.

10.3	—
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

10.4	—
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

10.5	—	UPS Excess Coordinating Benefit Plan, as amended and restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to the 2012 Annual Report on Form 10-K).

10.6	—	United Parcel Service, Inc. 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex II to the Definitive Proxy Statement, filed on March 12, 2012).

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
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

__________________________

†	Filed herewith.

††	Filed electronically herewith.