Form 10-Q
period 2015-03-31
UNITED PARCEL SERVICE INC
filed 2015-05-07
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 199,730,607 Class A shares, and 701,515,997 Class B shares, with a par value of $0.01 per share, outstanding at April 27, 2015.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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
Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other filings with the Securities and Exchange Commission contain some forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses relating to employee health and retiree health and our contributions to pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2014 or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2015 (unaudited) and December 31, 2014
(In millions)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,482	$2,291
Marketable securities	1,935	992
Accounts receivable, net	5,724	6,661
Deferred income tax assets	411	590
Other current assets	1,363	1,274
Total Current Assets	13,915	11,808
Property, Plant and Equipment, Net	17,901	18,281
Goodwill	2,140	2,184
Intangible Assets, Net	844	847
Non-Current Investments and Restricted Cash	464	489
Derivative Assets	620	515
Deferred Income Tax Assets	755	652
Other Non-Current Assets	693	695
Total Assets	$37,332	$35,471
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,163	$923
Accounts payable	2,055	2,754
Accrued wages and withholdings	2,142	2,373
Hedge margin liabilities	912	548
Income taxes payable	451	77
Self-insurance reserves	636	656
Other current liabilities	1,251	1,308
Total Current Liabilities	10,610	8,639
Long-Term Debt	9,941	9,864
Pension and Postretirement Benefit Obligations	11,616	11,452
Deferred Income Tax Liabilities	49	83
Self-Insurance Reserves	1,902	1,916
Other Non-Current Liabilities	1,367	1,359
Shareowners’ Equity:
Class A common stock (201 and 201 shares issued in 2015 and 2014)	2	2
Class B common stock (701 and 705 shares issued in 2015 and 2014)	7	7
Additional paid-in capital	—	—
Retained earnings	5,508	5,726
Accumulated other comprehensive loss	(3,688)	(3,594)
Deferred compensation obligations	49	59
Less: Treasury stock (1 share in 2015 and 2014)	(49)	(59)
Total Equity for Controlling Interests	1,829	2,141
Total Equity for Non-Controlling Interests	18	17
Total Shareowners’ Equity	1,847	2,158
Total Liabilities and Shareowners’ Equity	$37,332	$35,471
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$13,977	$13,779
Operating Expenses:
Compensation and benefits	7,564	7,265
Repairs and maintenance	350	329
Depreciation and amortization	506	468
Purchased transportation	1,854	1,908
Fuel	644	972
Other occupancy	294	297
Other expenses	1,092	1,027
Total Operating Expenses	12,304	12,266
Operating Profit	1,673	1,513
Other Income and (Expense):
Investment income	4	—
Interest expense	(87)	(90)
Total Other Income and (Expense)	(83)	(90)
Income Before Income Taxes	1,590	1,423
Income Tax Expense	564	512
Net Income	$1,026	$911
Basic Earnings Per Share	$1.13	$0.99
Diluted Earnings Per Share	$1.12	$0.98

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,026	$911
Change in foreign currency translation adjustment, net of tax	(304)	(36)
Change in unrealized gain (loss) on marketable securities, net of tax	2	—
Change in unrealized gain (loss) on cash flow hedges, net of tax	176	(20)
Change in unrecognized pension and postretirement benefit costs, net of tax	32	27
Comprehensive income	$932	$882
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$1,026	$911
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	506	468
Pension and postretirement benefit expense	270	240
Pension and postretirement benefit contributions	(47)	(56)
Self-insurance reserves	(30)	(57)
Deferred tax expense (benefit)	(49)	(60)
Stock compensation expense	194	164
Other (gains) losses	(5)	70
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	763	659
Other current assets	219	7
Accounts payable	(571)	(358)
Accrued wages and withholdings	(184)	25
Other current liabilities	665	229
Other operating activities	(6)	25
Net cash from operating activities	2,751	2,267
Cash Flows From Investing Activities:
Capital expenditures	(365)	(322)
Proceeds from disposals of property, plant and equipment	2	4
Purchases of marketable securities	(1,909)	(587)
Sales and maturities of marketable securities	943	91
Net decrease in finance receivables	(9)	7
Cash paid for business acquisitions	(10)	(22)
Other investing activities	(9)	(16)
Net cash (used in) investing activities	(1,357)	(845)
Cash Flows From Financing Activities:
Net change in short-term debt	1,463	1,183
Proceeds from borrowings	1,566	—
Repayments of borrowings	(685)	(8)
Purchases of common stock	(676)	(670)
Issuances of common stock	72	76
Dividends	(636)	(596)
Other financing activities	(205)	(105)
Net cash from (used in) financing activities	899	(120)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(102)	(21)
Net Increase (Decrease) In Cash And Cash Equivalents	2,191	1,281
Cash And Cash Equivalents:
Beginning of period	2,291	4,665
End of period	$4,482	$5,946
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2015, our results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2015. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In June 2014, the FASB issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This new guidance became effective for us in the first quarter of 2015, and had an immaterial impact on our consolidated financial position and results of operations.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position or results of operations.
Accounting Standards Issued But Not Yet Effective
In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability instead of a deferred charge. This new guidance will be applied retrospectively and becomes effective for us in the first quarter of 2016, but early adoption is permitted. This new guidance will have an immaterial impact on our consolidated financial position.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This amended guidance is effective for us beginning in the first quarter of 2017 and early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date of this guidance by one year, and permitting early adoption (but not before the original effective date). At this time, we do not expect this accounting standards update to have a material impact on our consolidated financial position or results of operations.
Other accounting pronouncements issued, but not effective until after March 31, 2015, are not expected to have a material impact on our consolidated financial position or results of operations.
NOTE 3. STOCK-BASED COMPENSATION
We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units, to eligible employees (restricted stock and stock units, and restricted performance shares and performance units are herein referred to as "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date, and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units upon which they are earned.
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
Management Incentive Award Program ("MIP")
During the first quarter of 2015, we granted Restricted Units under MIP to eligible management employees. Restricted Units granted under MIP will generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 5, 2015 (for U.S.-based employees) and March 30, 2015 (for international-based employees); therefore, the Restricted Unit grant was valued for stock compensation expense purposes using the closing New York Stock Exchange price of $101.46 and $97.27 on those dates, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the two-thirds of the award related to consolidated operating return on invested capital and growth in consolidated revenue, we recognize the grant-date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned.  The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model.  This portion of the award was valued at a share payout of 65.86% of the target grant, and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.  Based on the date that the eligible management population and performance targets were approved for the 2015 LTIP Award, we determined the award measurement date to be March 26, 2015; therefore the target Restricted Units grant was valued for stock compensation expense using the closing New York Stock Exchange price of $96.64 on that date.
Nonqualified Stock Options
During the first quarter of 2015, we granted nonqualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2015 and 2014, we granted 0.2 and 0.1 million stock options, respectively, at a weighted average grant price of $101.93 and $96.98, respectively. The weighted average fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $18.07 and $20.48 for 2015 and 2014, respectively, using the following assumptions:

	2015	2014
Expected life (in years)	7.5	7.5
Risk-free interest rate	2.07%	2.40%
Expected volatility	20.61%	24.26%
Expected dividend yield	2.63%	2.56%
Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2015 and 2014 was $194 and $164 million pre-tax, respectively.

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2015 and December 31, 2014 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2015
Current marketable securities:
U.S. government and agency debt securities	$315	$1	$—	$316
Mortgage and asset-backed debt securities	88	1	—	89
Corporate debt securities	1,016	2	—	1,018
Other debt, equity and investment securities	511	3	(2)	512
Total marketable securities	$1,930	$7	$(2)	$1,935

December 31, 2014
Current marketable securities:
U.S. government and agency debt securities	$321	$1	$(1)	$321
Mortgage and asset-backed debt securities	89	1	(1)	89
Corporate debt securities	534	—	—	534
Other debt, equity and investment securities	48	—	—	48
Total marketable securities	$992	$2	$(2)	$992

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Of the total estimated fair value in marketable securities listed above, $1.370 billion and $430 million as of March 31, 2015 and December 31, 2014, respectively, have been classified as "trading", with unrealized gains and losses recognized in investment income within the statements of consolidated income. The remaining estimated fair value of marketable securities was classified as "available-for-sale", with related unrealized gains and losses, net of tax, recognized in accumulated other comprehensive income ("AOCI").
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of March 31, 2015. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2015, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,267	$1,267
Due after one year through three years	422	423
Due after three years through five years	15	16
Due after five years	103	105
	1,807	1,811
Equity and other investment securities	123	124
	$1,930	$1,935
Non-Current Investments and Restricted Cash
We had $442 million of restricted cash related to our self-insurance requirements as of March 31, 2015 and December 31, 2014, which is reported in “non-current investments and restricted cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash equivalent type assets.
At March 31, 2015 and December 31, 2014, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $3 and $28 million as of March 31, 2015 and December 31, 2014, respectively. The amounts described above are classified as “non-current investments and restricted cash” on the consolidated balance sheets, while the quarterly change in investment fair value is recognized in "investment income" on the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other non-current investments” in the tables below and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.63% and 7.81% as of March 31, 2015 and December 31, 2014, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2015
Marketable Securities:
U.S. government and agency debt securities	$316	$—	$—	$316
Mortgage and asset-backed debt securities	—	89	—	89
Corporate debt securities	—	1,018	—	1,018
Other debt, equity and investment securities	—	512	—	512
Total marketable securities	316	1,619	—	1,935
Other non-current investments	19	—	56	75
Total	$335	$1,619	$56	$2,010

December 31, 2014
Marketable Securities:
U.S. government and agency debt securities	$321	$—	$—	$321
Mortgage and asset-backed debt securities	—	89	—	89
Corporate debt securities	—	534	—	534
Other debt, equity and investment securities	—	48	—	48
Total marketable securities	321	671	—	992
Other non-current investments	19	—	64	83
Total	$340	$671	$64	$1,075

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2015 and 2014 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on January 1, 2015	$—	$64	$64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(8)	(8)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2015	$—	$56	$56

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Marketable Securities	Other Non-Current Investments	Total
Balance on January 1, 2014	$—	$110	$110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(11)	(11)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2014	$—	$99	$99

There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2015 and December 31, 2014 consist of the following (in millions):

	2015	2014
Vehicles	$7,500	$7,542
Aircraft	15,806	15,801
Land	1,171	1,145
Buildings	3,209	3,276
Building and leasehold improvements	3,289	3,266
Plant equipment	7,556	7,649
Technology equipment	1,618	1,608
Equipment under operating leases	33	34
Construction-in-progress	286	299
	40,468	40,620
Less: Accumulated depreciation and amortization	(22,567)	(22,339)
	$17,901	$18,281

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets exceeds the fair value. No impairment charges on property, plant and equipment were recorded during the three months ended March 31, 2015 and 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2015 and 2014 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Three Months Ended March 31:
Service cost	$382	$284	$9	$21	$12	$12
Interest cost	423	401	31	52	11	12
Expected return on assets	(622)	(564)	(4)	(6)	(15)	(15)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	42	42	1	1	—	—
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Settlement and curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$225	$163	$37	$68	$8	$9
During the first three months of 2015, we contributed $20 and $27 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $1.100 billion and $77 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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
As of March 31, 2015 and December 31, 2014 we had $876 and $878 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 48 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2015 and December 31, 2014 was $930 and $913 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
Collective Bargaining Agreements
As of December 31, 2014, we had approximately 270,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”), that will expire on July 31, 2018.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. The ongoing contract negotiations between UPS and the IPA are in mediation by the National Mediation Board.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2015 and December 31, 2014 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2014:	$—	$449	$1,735	$2,184
Acquired	—	—	9	9
Currency / Other	—	(19)	(34)	(53)
March 31, 2015:	$—	$430	$1,710	$2,140
The goodwill acquired in the Supply Chain & Freight segment was related to our March 2015 acquisition of Poltraf Sp. z.o.o. ("Poltraf"), a Polish-based pharmaceutical logistics company recognized for its temperature-sensitive warehousing and transportation solutions. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The acquisition of Poltraf was not material to our consolidated financial position or results of operations.
The remaining change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2015 and December 31, 2014 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2015:
Capitalized software	$2,532	$(1,874)	$658
Licenses	217	(144)	73
Franchise rights	117	(78)	39
Customer lists	118	(68)	50
Trademarks, patents, and other	33	(9)	24
Total Intangible Assets, Net	$3,017	$(2,173)	$844
December 31, 2014:
Capitalized software	$2,641	$(1,997)	$644
Licenses	217	(133)	84
Franchise rights	117	(77)	40
Customer lists	123	(66)	57
Trademarks, patents, and other	31	(9)	22
Total Intangible Assets, Net	$3,129	$(2,282)	$847

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2015 and December 31, 2014 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2015	2014
Commercial paper	$3,121	2015	$3,121	$772
Fixed-rate senior notes:
1.125% senior notes	375	2017	372	370
5.50% senior notes	750	2018	803	802
5.125% senior notes	1,000	2019	1,083	1,076
3.125% senior notes	1,500	2021	1,636	1,617
2.45% senior notes	1,000	2022	997	977
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	484	480
8.375% debentures	276	2030	283	283
Pound Sterling notes:
5.50% notes	98	2031	95	99
5.125% notes	673	2050	642	673
Floating rate senior notes	463	2049-2064	459	459
Capital lease obligations	460	2015-3005	460	505
Facility notes and bonds	320	2015-2036	320	320
Other debt	12	2015-2022	12	17
Total Debt	$12,847		13,104	10,787
Less: Current Maturities			(3,163)	(923)
Long-term Debt			$9,941	$9,864
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.482 billion outstanding under this program as of March 31, 2015, with an average interest rate of 0.12%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. We had £432 million ($639 million) outstanding under this program as of March 31, 2015 with an average interest rate of 0.50%. As of March 31, 2015, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 26, 2016. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 27, 2020. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2015.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2015 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2015, 10% of net tangible assets was equivalent to $2.374 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $14.557 and $12.257 billion as of March 31, 2015 and December 31, 2014, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al. an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. The court has scheduled a trial for September 1, 2015, limited to the claim of the class representative. After that trial is complete, the court will consider how to proceed with respect to the claims of the other class members.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. UPS and FedEx have moved for summary judgment. The Court granted these motions on April 30, 2015, entered judgment in favor of UPS and FedEx, and dismissed the case. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an open civil investigation of our policies and practices for dealing with third-party negotiators. We have cooperated with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the DOJ investigation is pending; (2) the Court granted our motion for summary judgment; and (3) we believe that we have a number of meritorious defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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
On March 29, 2013, we entered into a Non-Prosecution Agreement (“NPA”) with the United States Attorney's Office in the Northern District of California in connection with an investigation by the Drug Enforcement Administration of shipments by illicit online pharmacies. Under the NPA, we forfeited $40 million to the government, admitted to a Statement of Facts describing the conduct leading to the agreement, and agreed to implement an online pharmacy compliance program. On March 30, 2015, the NPA expired by its own terms.
In January 2014, we received a Civil Investigative Demand from the DOJ seeking documents related to possible violations of the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. We also have been contacted by multiple states requesting this information. The Company has been cooperating with these inquiries.
The Company finalized agreements in May 2015 with the DOJ and the State of New Jersey to resolve all of their respective claims. The terms of the proposed settlements will not have a material adverse effect on our financial condition, results of operations or liquidity. The remaining state inquiries are continuing.
It is not possible to predict the potential outcome of the remaining state inquiries at this stage, or to reasonably estimate the range or amount of possible loss, if any, that may result from these investigations based on a number of factors, including: (1)  the investigations are not complete; (2) these matters are at an early stage and there are unresolved questions of law and fact that could be of importance to the ultimate resolution of these matters; (3) the scope and size of potentially affected government customers and the time period covered by potential claims remains uncertain; and (4) our current intention to vigorously defend any claims of FCA violations. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General concerning cigarette deliveries in 2005. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2015, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of March 31, 2015, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2015 and 2014 (in millions, except per share amounts):

	2015		2014
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	201	$2	212	$2
Common stock purchases	(1)	—	(1)	—
Stock award plans	2	—	2	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(2)	—	(3)	—
Class A shares issued at end of period	201	$2	211	$2
Class B Common Stock
Balance at beginning of period	705	$7	712	$7
Common stock purchases	(6)	—	(6)	—
Conversions of class A to class B common stock	2	—	3	—
Class B shares issued at end of period	701	$7	709	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		124		97
Common stock purchases		(126)		(176)
Common stock issuances		101		78
Option premiums received (paid)		(99)		1
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$5,726		$6,925
Net income attributable to common shareowners		1,026		911
Dividends ($0.73 and $0.67 per share)		(683)		(626)
Common stock purchases		(561)		(483)
Balance at end of period		$5,508		$6,727
In total, we repurchased 6.8 million shares of class A and class B common stock for $687 million during the three months ended March 31, 2015, and 6.8 million shares for $659 million during the three months ended March 31, 2014. In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of March 31, 2015, we had $3.466 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2015, we entered into an accelerated share repurchase program which allowed us to repurchase 4.0 million shares for $400 million. The program was completed in March 2015.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $(99) and $1 million during the first three months of 2015 and 2014, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of March 31, 2015, we had outstanding options for the purchase of 2.8 million shares, with a weighted average strike price of $92.31 per share, that will settle in the second and third quarters of 2015.
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(457)	$(126)
Reclassification to earnings (no tax impact in either period)	—	—
Translation adjustment (net of tax effect of $0 and $2)	(304)	(36)
Balance at end of period	(761)	(162)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	—	(1)
Current period changes in fair value (net of tax effect of $1 and $0)	2	—
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	2	(1)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	61	(219)
Current period changes in fair value (net of tax effect of $120 and $(15))	199	(24)
Reclassification to earnings (net of tax effect of $(14) and $3)	(23)	4
Balance at end of period	237	(239)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,198)	(114)
Reclassification to earnings (net of tax effect of $17 and $16)	26	27
Translation adjustment (net of tax effect of $3 and $0)	6	—
Balance at end of period	(3,166)	(87)
Accumulated other comprehensive income (loss) at end of period	$(3,688)	$(489)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2015 and 2014 is as follows (in millions):

Three Months Ended March 31:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2015	2014
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(6)	Interest expense
Foreign exchange contracts	(36)	8	Interest expense
Foreign exchange contracts	79	(9)	Revenue
Commodity contracts	—	—	Fuel expense
Income tax (expense) benefit	(14)	3	Income tax expense
Impact on net income	23	(4)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(43)	(43)	Compensation and benefits
Settlement and curtailment loss	—	—	Compensation and benefits
Remeasurement of benefit obligation	—	—	Compensation and benefits
Income tax (expense) benefit	17	16	Income tax expense
Impact on net income	(26)	(27)	Net income

Total amount reclassified for the period	$(3)	$(31)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	2015		2014
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$59		$69
Reinvested dividends		1		1
Benefit payments		(11)		(12)
Balance at end of period		$49		$58
Treasury Stock:
Balance at beginning of period	(1)	$(59)	(1)	$(69)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	11	—	12
Balance at end of period	(1)	$(49)	(1)	$(58)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. The activity related to our noncontrolling interests is presented below for the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014
Noncontrolling Interests:
Balance at beginning of period	$17	$14
Acquired noncontrolling interests	1	1
Dividends attributable to noncontrolling interests	—	—
Net income attributable to noncontrolling interests	—	—
Balance at end of period	$18	$15

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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and investments in limited partnerships.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
U.S. Domestic Package	$8,814	$8,488
International Package	2,970	3,127
Supply Chain & Freight	2,193	2,164
Consolidated	$13,977	$13,779
Operating Profit:
U.S. Domestic Package	$1,024	$927
International Package	498	438
Supply Chain & Freight	151	148
Consolidated	$1,673	$1,513

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to common shareowners	$1,026	$911
Denominator:
Weighted average shares	903	921
Deferred compensation obligations	1	1
Vested portion of restricted units	2	1
Denominator for basic earnings per share	906	923
Effect of dilutive securities:
Restricted units	6	7
Stock options	1	1
Denominator for diluted earnings per share	913	931
Basic earnings per share	$1.13	$0.99
Diluted earnings per share	$1.12	$0.98
Diluted earnings per share for the three months ended March 31, 2015 and 2014 exclude the effect of 0.2 and 0.1 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At March 31, 2015, we held cash collateral of $912 million under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets, and its use by UPS is not restricted.
In connection with the zero threshold bilateral collateral provisions described above, we were required to post $1 million in collateral with our counterparties as of March 31, 2015. As of that date, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions. Additionally, in connection with the agreements described above, we could be required to terminate transactions with certain counterparties in the event of a downgrade of our credit rating.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2015 and December 31, 2014, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2015		December 31, 2014
Currency hedges:
British Pound Sterling	GBP	1,078	GBP	1,149
Canadian Dollar	CAD	228	CAD	293
Euro	EUR	2,435	EUR	2,833
Indian Rupee	INR	95	INR	85
Malaysian Ringgit	MYR	—	MYR	150
Mexican Peso	MXN	7,034	MXN	152

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$779		$779
Interest Rate Basis Swaps		$1,500		$1,500

Investment market price hedges:
Marketable Securities	EUR	111	EUR	—

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$413	$204	$413	$204
Foreign exchange contracts	Other non-current assets	Level 2	290	229	290	229
Interest rate contracts	Other non-current assets	Level 2	262	227	246	194
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	4	2	1	2
Investment market price contracts	Other current assets	Level 2	1	—	—	—
Interest rate contracts	Other non-current assets	Level 2	68	59	63	57
Total Asset Derivatives			$1,038	$721	$1,013	$686

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	$74	$34	$74	$34
Interest rate contracts	Other non-current liabilities	Level 2	16	35	—	2
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	3	—	—	—
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Investment market price contracts	Other current liabilities	Level 2	3	—	2	—
Interest rate contracts	Other non-current liabilities	Level 2	18	7	13	5
Total Liability Derivatives			$114	$77	$89	$42
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three months ended March 31, 2015 and 2014 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2015	2014
Interest rate contracts	$(1)	$(2)
Foreign exchange contracts	320	(37)
Commodity contracts	—	—
Total	$319	$(39)
As of March 31, 2015, $351 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2016. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 35 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2015 and 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2015 and 2014 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income
		2015	2014			2015	2014
Three Months Ended March 31:
Interest rate contracts	Interest Expense	$55	$30	Fixed-Rate Debt and Capital Leases	Interest Expense	$(55)	$(30)

Additionally, we maintain some interest rate swap, foreign currency forward, and investment market price forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities on our consolidated balance sheets. These investment market price forward contracts are intended to provide an economic offset to fair value fluctuations of certain investments in marketable securities.
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three months ended March 31, 2015 and 2014 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2015	2014
Three Months Ended March 31:
Interest rate contracts	Interest Expense	$(1)	$(2)
Foreign exchange contracts	Other Operating Expenses	21	(1)
Foreign exchange contracts	Investment Income	2	—
Investment market price contracts	Investment Income	(2)	—
		$20	$(3)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate decreased to 35.5% in the first quarter of 2015 compared with 36.0% in the same period of 2014, primarily due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income. This was partially offset by a decrease in U.S. Federal and state tax credits relative to total pre-tax income.
As discussed in our in our Annual Report on Form 10-K for the year ended December 31, 2014, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
U.S. economic growth, retail sales and industrial production slowed in the first quarter of 2015, which moderated the growth of the small package delivery market. Continued growth in e-commerce and omni-channel retail sales has driven package volume demand for both commercial and residential products. However, the U.S. west coast port slowdown and adverse weather conditions in parts of the country disrupted companies' supply chains, while the strengthening U.S. Dollar slowed U.S. export growth. Given these trends, overall volume grew moderately during the first quarter, and products most aligned with business-to-consumer and retail industry business-to-business shipments experienced the fastest growth.
Economic conditions in Europe have improved, and Germany and the U.K. continue to experience moderate growth. Solid economic growth in Asia has continued, though growth in China has decelerated. The uneven nature of economic growth worldwide, combined with a trend towards more intra-regional trade, has led to shifting trade patterns and resulted in overcapacity in certain trade lanes. These factors have created an environment in which customers are more likely to trade-down from premium express products to standard delivery products in both Europe and Asia. As a result of these circumstances, we have continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has remained challenging in 2015, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our transportation network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of our On Road Integrated Optimization and Navigation system - "ORION") should increase our network capacity, and improve operational efficiency, flexibility and reliability. Additionally, we have continued to adjust our transportation network and utilize newly expanded operating facilities to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2015	2014	%
Revenue (in millions)	$13,977	$13,779	1.4%
Operating Expenses (in millions)	12,304	12,266	0.3%
Operating Profit (in millions)	$1,673	$1,513	10.6%
Operating Margin	12.0%	11.0%
Average Daily Package Volume (in thousands)	17,470	17,000	2.8%
Average Revenue Per Piece	$10.56	$10.71	(1.4)%
Net Income (in millions)	$1,026	$911	12.6%
Basic Earnings Per Share	$1.13	$0.99	14.1%
Diluted Earnings Per Share	$1.12	$0.98	14.3%

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
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2015 or 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2015	2014	%
Average Daily Package Volume (in thousands):
Next Day Air	1,229	1,253	(1.9)%
Deferred	1,218	1,085	12.3%
Ground	12,321	12,078	2.0%
Total Avg. Daily Package Volume	14,768	14,416	2.4%
Average Revenue Per Piece:
Next Day Air	$20.11	$20.14	(0.1)%
Deferred	11.68	12.51	(6.6)%
Ground	8.19	7.94	3.1%
Total Avg. Revenue Per Piece	$9.47	$9.35	1.3%
Operating Days in Period	63	63
Revenue (in millions):
Next Day Air	$1,557	$1,590	(2.1)%
Deferred	896	855	4.8%
Ground	6,361	6,043	5.3%
Total Revenue	$8,814	$8,488	3.8%
Operating Expenses (in millions)	$7,790	$7,561	3.0%
Operating Profit (in millions)	$1,024	$927	10.5%
Operating Margin	11.6%	10.9%
Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2015 compared with the corresponding period of 2014:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2015 vs. 2014	2.4%	3.1%	(1.7)%	3.8%
Volume
Our total volume increased in the first quarter of 2015 compared with 2014, as we experienced balanced growth in both business-to-consumer and business-to-business shipments. Business-to-business shipments, which accounted for over 60% of the volume growth during the quarter, were driven by the retail industry, including the use of our solutions for omni-channel (e.g. ship-from-store and ship-to-store models) and returns shipping. Additionally, business-to-business volume was positively impacted by growth in shipments from the industrial, aerospace and automotive sectors. Continued strength in e-commerce resulted in business-to-consumer volume growth of approximately 2% in the first quarter of 2015; however, business-to-consumer shipment growth slowed compared with the growth rates over the last several quarters, as we declined to pursue several lower-yielding customer contract renewals in late 2014 and early 2015.
Among our air products, we experienced strong volume growth for our deferred air services in the first quarter of 2015, particularly for those products most aligned with business-to-consumer shipping, such as our residential Second Day Air and Three Day Select products. We also experienced solid growth in our business-to-business deferred air volume, largely due to growth in the retail and industrial sectors. The volume decline for our Next Day Air product was largely due to the trade-down by consumers and retail industry customers towards the use of our deferred air services; however, this was partially offset by growth in Next Day Air shipments from the industrial sector. The growth in premium and deferred air volume continues to be impacted by economic conditions and changes in our customers' supply chain networks; the combination of these factors influences their sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in ground volume in the first quarter of 2015 was driven by solid growth in SurePost volume and business-to-business shipping activity. The continued growth in e-commerce drove demand for our SurePost service, with volume increasing 7.0% in the first quarter of 2015 compared with the same period of 2014. The growth in business-to-business ground volume was largely due to growth in omni-channel retail volume, the increased use of our returns service offerings, and the growth in shipments from the industrial sector.
Rates and Product Mix
Overall revenue per piece increased 1.3% for the first quarter of 2015 compared with the same period of 2014, and was impacted by changes in base rates, dimensional weight pricing, customer and product mix and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on December 29, 2014. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select and UPS Ground. Additionally, the pricing change involving the application of dimensional weight pricing to all UPS Ground services took effect on December 29, 2014.
Revenue per piece for our Next Day Air and deferred air products declined in the first quarter of 2015, as lower fuel surcharge rates and changes in customer and product mix more than offset the positive impact of the base rate increase. Product mix adversely impacted deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted deferred revenue per piece, due to the faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers.
Overall ground revenue per piece increased in the first quarter of 2015, primarily due to the base rate increase, the dimensional weight pricing change and an increase in the average weight per package. Additionally, the revenue per piece for our traditional ground residential products was positively impacted by our decision not to pursue several lower-yielding customer contract renewals. These factors were partially offset by declines in fuel surcharge rates as well as changes in customer mix, as we experienced faster volume growth among our larger customers.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended March 31,		Change
	2015	2014	% Point
Next Day Air / Deferred	5.3%	10.5%	(5.2)%
Ground	6.3%	7.0%	(0.7)%
Total domestic fuel surcharge revenue decreased by $142 million in the first quarter of 2015 as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by pricing changes to the fuel surcharge indices, as well as the overall increase in package volume for the quarter.
Operating Expenses
Operating expenses for the segment increased $229 million in the first quarter of 2015, primarily due to pick-up and delivery costs (up $173 million), the cost of package sorting (up $37 million) and indirect operating costs (up $50 million). These cost increases were largely due to higher employee compensation expenses, which were impacted by (1) an increase in average daily union labor hours (up 2.0%) to support volume growth, (2) an increase in employee pension and healthcare costs (due to lower discount rates for UPS-sponsored pension plans, and higher contribution rates and labor hours for multiemployer plans), and (3) an increase in worker's compensation expenses (due to actuarial adjustments to self-insurance reserve liabilities). The cost of operating our domestic integrated air and ground transportation network declined $31 million, largely due to lower fuel prices and purchased transportation costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The total cost per piece increased slightly by 0.6% for the first quarter of 2015 compared with the first quarter of 2014, as the cost increases described previously were mitigated by productivity gains and improved pick-up and delivery densities. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the growth of vehicle miles driven, while the increased redirect of SurePost volume to UPS vehicles has reduced the delivery cost for business-to-consumer shipments.
Operating Profit and Margin
Operating profit increased $97 million for the first quarter of 2015 compared with 2014, while the operating margin increased 70 basis points to 11.6%. Overall volume growth allowed us to better leverage our transportation network, leading to improved productivity and better pick-up and delivery density. Additionally, while declining fuel prices had a minimal impact on operating profit in the first quarter, we did realize benefits from changes that we applied to the fuel surcharge indices in 2015. Largely as a result of these changes to the surcharge indices, the net impact of fuel favorably impacted the change in operating profit by $35 million when comparing the first quarter of 2015 with the same period of 2014, as fuel expense decreased at a faster rate than fuel surcharge revenue.
International Package Operations

	Three Months Ended March 31,		Change
	2015	2014	%
Average Daily Package Volume (in thousands):
Domestic	1,577	1,530	3.1%
Export	1,125	1,054	6.7%
Total Avg. Daily Package Volume	2,702	2,584	4.6%
Average Revenue Per Piece:
Domestic	$6.09	$7.14	(14.7)%
Export	31.04	34.62	(10.3)%
Total Avg. Revenue Per Piece	$16.48	$18.35	(10.2)%
Operating Days in Period	63	63
Revenue (in millions):
Domestic	$605	$688	(12.1)%
Export	2,200	2,299	(4.3)%
Cargo and Other	165	140	17.9%
Total Revenue	$2,970	$3,127	(5.0)%
Operating Expenses (in millions)	$2,472	$2,689	(8.1)%
Operating Profit (in millions)	$498	$438	13.7%
Operating Margin	16.8%	14.0%
Currency Translation Benefit / (Cost)—(in millions)*:			$
Revenue			$(227)
Operating Expenses			212
Operating Profit			$(15)
* Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors for the first quarter of 2015 compared with the corresponding period of 2014:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2015 vs. 2014	4.6%	1.2%	(3.5)%	(7.3)%	(5.0)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Our overall average daily volume increased in the first quarter of 2015, largely due to strong demand from several industries including the retail, healthcare, industrial and automotive sectors.
The export volume growth in the first quarter of 2015 was driven by Europe, which experienced a solid increase in volume to all regions of the world. European export volume increased over 9% for the quarter, with particular strength in the intra-European trade lanes and the Europe-to-U.S. trade lane. We also experienced export volume growth in the Americas, largely in the Canada-to-U.S. and Mexico-to-U.S. trade lanes. However, Asian export volume declined due to fewer technology product launches and fewer shipments from several key customers, while U.S. export volume was pressured by the strengthening U.S. Dollar. Export volume continued to shift towards our standard products, such as Transborder Standard and Worldwide Expedited, as compared with our premium express products, such as Worldwide Express. Our international customers continue to be impacted by economic pressures and changes in their supply chain networks, and the combination of these factors influences their sensitivity towards the price and speed of shipments.
The increase in domestic volume in the first quarter of 2015 was driven by solid volume growth in Canada, Italy, Turkey and the United Kingdom.
Rates and Product Mix
Total average revenue per piece decreased 2.8% in the first quarter of 2015 on a currency-adjusted basis, and was impacted by changes in fuel surcharge rates, shifts in customer and product mix, and an increase in base rates.
On December 29, 2014, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 5.2% in the first quarter of 2015, as the shift in product mix from our premium express products to our standard products more than offset the increase in base rates (volume for our standard products increased approximately 9%, while volume for our premium express products increased approximately 1%). Additionally, currency-adjusted export revenue per piece was adversely impacted by shorter average trade lanes (due to faster growth in intra-regional shipments) and changes in customer mix (as export volume growth for larger customers exceeded the volume growth for higher-yielding middle market customers).
Currency-adjusted domestic revenue per piece increased 0.2% in the first quarter of 2015 largely due to base rate increases, but was largely offset by declining fuel surcharge rates and changes in product mix (as domestic standard volume growth exceeded domestic premium volume growth).
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $110 million for the first quarter of 2015 compared with 2014, primarily due to lower fuel prices; however, this was partially offset by an increase in overall volume and pricing changes made to the fuel surcharge indices.
Operating Expenses
Overall operating expenses for the segment decreased $217 million in the first quarter of 2015 compared with 2014. This decrease was largely driven by the cost of operating our international integrated air and ground network (decrease of $144 million) and pick-up and delivery costs (decrease of $68 million). The decreases in network and pick-up and delivery costs were largely driven by lower fuel expense, the impact of currency exchange rate movements, and a reduction in expense for outside transportation carriers (largely due to lower fuel surcharges passed to us from the carriers). Additionally, network costs were mitigated by restraining the growth in aircraft block hours (0.2% increase), as a result of ongoing modifications to our air network; this was achieved even with a 6.7% increase in first quarter international export volume and continuing air product service enhancements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remaining decrease in operating expenses in the first quarter of 2015 was largely due to indirect operating costs, which was impacted by various factors including lower depreciation expense, management compensation costs, and rent expense among other factors.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 4.6% in the first quarter of 2015 compared with 2014.
Operating Profit and Margin
Operating profit increased by $60 million in the first quarter of 2015 compared with 2014, while the operating margin increased by 280 basis points to 16.8%. The increases in operating profit and margin were largely due to volume growth, which allowed us to better leverage our transportation network and drove improvements in productivity. Additionally, declining fuel prices resulted in a $35 million benefit to operating profit, as fuel expense declined at a faster rate than fuel surcharge revenue. We also realized benefits from changes that we applied to the fuel surcharge indices, which drove an additional $30 million of fuel surcharge revenue in the first quarter of 2015. These items were partially offset by the net impact of currency (remeasurement gains and translation losses), which negatively impacted operating profit by $11 million when comparing the first quarter of 2015 with 2014. Operating profit was also adversely affected by customer and product mix changes.
Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2015	2014	%
Freight LTL Statistics:
Revenue (in millions)	$609	$603	1.0%
Revenue Per Hundredweight	$22.77	$22.52	1.1%
Shipments (in thousands)	2,574	2,487	3.5%
Shipments Per Day (in thousands)	40.9	39.5	3.5%
Gross Weight Hauled (in millions of lbs)	2,676	2,678	(0.1)%
Weight Per Shipment (in lbs)	1,040	1,077	(3.4)%
Operating Days in Period	63	63
Revenue (in millions):
Forwarding and Logistics	$1,330	$1,333	(0.2)%
Freight	710	694	2.3%
Other	153	137	11.7%
Total Revenue	$2,193	$2,164	1.3%
Operating Expenses (in millions)	$2,042	$2,016	1.3%
Operating Profit (in millions)	$151	$148	2.0%
Operating Margin	6.9%	6.8%
Currency Translation Benefit / (Cost) – (in millions)*:			$
Revenue			$(60)
Operating Expenses			68
Operating Profit			$8
* Amount represents the change compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Forwarding and logistics revenue decreased $3 million in the first quarter of 2015 compared with 2014. Forwarding revenue decreased in the first quarter, largely due to lower fuel surcharge rates (due to declining fuel prices), the adverse impact of currency exchange rate movements, and volume and tonnage declines in our international air freight business (impacted by management focus on reducing lower-yielding accounts). These factors were partially offset by tonnage and volume growth in our ocean freight and North American air freight businesses, which were impacted by improving overall market demand. Revenue for our logistics products increased in the first quarter 2015 compared with 2014, as we experienced solid growth in our mail services, healthcare and retail distribution solutions.
Freight revenue increased $16 million in the first quarter of 2015, driven by an increase in average daily LTL shipments. LTL Revenue per hundredweight increased slightly, as a base rate increase was largely offset by a lower average weight per shipment and a decline in fuel surcharge rates. LTL base rate increases averaging 4.9% took effect on December 29, 2014, covering non-contractual shipments in the United States, Canada and Mexico. The reduction in the average weight per shipment was impacted by changes in industry mix (higher proportion of lower-weight retail industry volume) and customer mix (reduction of lower-yielding customer accounts). Declining diesel fuel prices reduced LTL fuel surcharge rates during the first quarter of 2015, resulting in an approximate 500 basis point reduction in LTL revenue per hundredweight. Overall LTL fuel surcharge revenue decreased by $9 million in the first quarter of 2015 due to changes in diesel fuel prices and overall LTL shipment volume.
Revenue for the other businesses within Supply Chain & Freight increased $16 million in the first quarter of 2015, due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions, as well as revenue from contractual domestic air transportation services provided to the U.S. Postal Service.
Operating Expenses
Forwarding and logistics operating expenses decreased $6 million for the first quarter of 2015 compared with 2014, largely due to a decrease in purchased transportation expenses. Purchased transportation expense decreased by $11 million in the first quarter, primarily due to lower volume and tonnage in our international air freight forwarding business, lower base rates and fuel surcharge rates charged to us by third-party transportation carriers, and the impact of foreign currency exchange rate translation. The decrease in purchased transportation expense was partially offset by increases in several other expense categories, including depreciation, bad debt expense and security costs.
Freight operating expenses increased $22 million in the first quarter of 2015, while the total adjusted cost per LTL shipment decreased 0.5%. The increase in operating expenses was largely due to pick-up and delivery expenses (increase of $7 million) and indirect operating expenses (increase of $12 million). The increase in pick-up and delivery costs were primarily due to contractual union wage increases and higher LTL volume, but were partially offset by lower fuel costs. The growth in indirect operating expenses was largely due to higher pension costs (impacted by lower discount rates for UPS-sponsored plans) and increased health and welfare expenses (impacted by higher contribution rates into multiemployer plans).
Operating expenses for the other businesses within Supply Chain & Freight increased $10 million in the first quarter of 2015 compared with 2014.
Operating Profit and Margin
Operating profit for the forwarding and logistics unit increased by $3 million in the first quarter of 2015 compared with 2014, and was impacted by several factors. Operating results for the international air forwarding business improved, as the rates at which we procure capacity from third party air carriers decreased faster than the rates we charge our customers. We also increased profitability in our North American air freight, ocean freight and mail services units for the quarter, as a result of improving market demand, cost controls, and solid operating margin increases. Continued investments in technology and infrastructure pressured distribution margins during the first quarter of 2015.
Operating profit for our freight unit decreased $6 million in the first quarter of 2015 compared with 2014, as increased pension and healthcare costs and contractual union wage increases more than offset the shipment growth and increased yields realized during the quarter.
The combined operating profit for all of our other businesses in this segment increased $6 million in the first quarter of 2015 compared with 2014, primarily due to higher operating profit at the UPS Store and UPS Capital, as well as the contractual domestic air transportation services provided to the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2015	2014	%
Operating Expenses (in millions):
Compensation and Benefits	$7,564	$7,265	4.1%
Repairs and Maintenance	350	329	6.4%
Depreciation and Amortization	506	468	8.1%
Purchased Transportation	1,854	1,908	(2.8)%
Fuel	644	972	(33.7)%
Other Occupancy	294	297	(1.0)%
Other Expenses	1,092	1,027	6.3%
Total Operating Expenses	$12,304	$12,266	0.3%

			$
Currency Translation (Benefit) Cost			$(280)

Compensation and Benefits
Employee payroll costs increased $73 million for the first quarter of 2015 compared with 2014. Compensation costs for hourly employees increased largely due to a 2.0% increase in average daily union labor hours (which was impacted by volume growth) and an overall increase in the size of the workforce. The growth in compensation costs for management employees was primarily due to a merit salary increase, growth in the overall size of the workforce, and an increase in incentive compensation.
Benefits expense increased $226 million for the first quarter of 2015 compared with 2014, primarily due to increased health and welfare costs, pension expense and workers compensation costs. These factors are discussed further as follows:

•
Health and welfare costs increased $53 million for the first quarter of 2015 compared with 2014, largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and higher union labor hours.

•
Pension expense increased $83 million for the first quarter of 2015 compared with 2014. The expense for UPS-sponsored pension plans increased due to lower discount rates, changes in mortality assumptions and higher Pension Benefit Guaranty Corporation premiums. The expense for multiemployer pension plans increased due to contractual contribution rate increases and higher union labor hours.

•
Workers compensation expense increased $62 million in the first quarter of 2015 compared with 2014. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. We experienced less favorable actuarial adjustments in 2015 compared with 2014, resulting in the increased expense.

Repairs and Maintenance
The increase in repairs and maintenance expense for the first quarter of 2015 compared with 2014 was primarily due to higher aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets.
Depreciation and Amortization
Depreciation and amortization expense increased $38 million in the first quarter of 2015 compared with 2014, primarily due to two factors: (1) Depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations; and (2) Amortization expense increased largely due to internally developed capitalized software, as well as intangible assets resulting from business acquisitions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Purchased Transportation
The $54 million decrease in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the first quarter of 2015, compared with 2014, was driven by several factors:

•
Expense for our U.S. Domestic Package segment decreased $40 million in the first quarter, primarily due to lower fuel surcharges passed to us from rail carriers, as well as the lower overall usage of outside transportation carriers. The usage of outside transportation carriers in the first quarter of 2015 compared with 2014 has been impacted by several factors, including overall volume growth, rail carrier service issues and adverse weather conditions. These factors were partially offset by higher fees paid to the U.S. Postal Service associated with the volume growth in our SurePost product.

•
Expense for our International Package segment decreased $20 million in the first quarter, primarily due to lower fuel surcharges passed to us from outside transportation providers, as well as the impact of currency exchange rate movements. These factors were partially offset by solid international volume growth.

•
Expense for our UPS Freight business increased $17 million in the first quarter, largely due to increased LTL and brokerage volume, which resulted in the increased use of outside transportation carriers.

•
Expense for our forwarding and logistics business decreased $11 million in the first quarter, largely due to decreased volume and tonnage in our international air freight business, lower fuel surcharges passed to us from outside transportation carriers, and the impact of currency exchange rate movements.

Fuel
The $328 million decrease in fuel expense for the first quarter of 2015, compared with 2014, was driven by lower jet fuel, diesel and unleaded gasoline prices, which resulted in a decrease in fuel expense of $348 million for the first quarter. This was partially offset by higher fuel usage, largely due to an increase in vehicle miles driven and aircraft block hours, which resulted in an increase in expense of $20 million.
Other Occupancy
The $3 million decrease in other occupancy expense in the first quarter of 2015 was primarily due to a decline in natural gas and electric utility expenses. This decline was impacted by lower energy prices and power usage.
Other Expenses
The $65 million increase in other expenses in the first quarter of 2015 was impacted by a number of factors. Transportation equipment rental expense increased $12 million in the quarter, and was affected by the growth in package volume. Automotive liability insurance expense increased $14 million, largely due to actuarial adjustments to our self-insurance reserve liabilities. We also incurred increases in several other expense categories, including transportation security costs, advertising expenses, credit card fees, employee expense reimbursements (related to the implementation of ORION), legal contingency expenses, and various other categories.

Investment Income and Interest Expense

	Three Months Ended March 31,		Change
	2015	2014	%
(in millions)
Investment Income	$4	$—	N/A
Interest Expense	$(87)	$(90)	(3.3)%
Investment Income
The increase in investment income for the first quarter of 2015 compared with the same period of 2014 was primarily due to a decrease in losses from fair value adjustments on real estate partnerships, as well as higher interest rates earned on invested assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Interest Expense
Interest expense decreased in the first quarter of 2015 compared to 2014 largely due to having lower-yielding commercial paper comprise a greater proportion of our overall debt, as well as a decrease in the interest rate indices underlying our variable-rate debt and swaps.
Income Tax Expense

	Three Months Ended March 31,		Change
	2015	2014	%
(in millions)
Income Tax Expense	$564	$512	10.2%
Effective Tax Rate	35.5%	36.0%
 Our effective tax rate decreased to 35.5% in the first quarter of 2015 compared with 36.0% in the same period of 2014 primarily due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income. This was partially offset by a decrease in U.S. Federal and state tax credits relative to total pre-tax income.
Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Three Months Ended March 31,
	2015	2014
Net income	$1,026	$911
Non-cash operating activities (a)	886	825
Pension and postretirement plan contributions (UPS-sponsored plans)	(47)	(56)
Hedge margin receivables and payables	364	26
Income tax receivables and payables	505	261
Changes in working capital and other non-current assets and liabilities	23	275
Other sources (uses) of cash from operating activities	(6)	25
Net cash from operating activities	$2,751	$2,267
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, impairment charges and other non-cash items.

Operating cash flow increased $484 million in 2015 compared with 2014, largely due to higher net income, changes in hedge margin payables and receivables, and reduced payments for income taxes. The net hedge margin collateral received from derivative counterparties increased by $338 million in 2015 relative to 2014, due to the increased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs. The net cash payments for income taxes decreased in 2015 compared with 2014, and were impacted by the timing of current tax deductions and the receipt of tax refunds. These factors increasing operating cash flow were partially offset by adverse changes in working capital and other assets and liabilities, due to (1) increased working capital needs from the overall growth in the business, and (2) the timing of payments made to the Teamsters and other unions in connection with the ratification of collective bargaining agreements (which reduced the growth of operating cash flow by $118 million when comparing 2015 with 2014).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2015, our worldwide holdings of cash and cash equivalents were $4.482 billion, of which $1.678 billion was held by foreign subsidiaries. The amount of cash held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.
Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2015	2014
Net cash used in investing activities	$(1,357)	$(845)

Capital Expenditures:
Buildings and facilities	$(192)	$(57)
Aircraft and parts	(5)	(13)
Vehicles	(82)	(156)
Information technology	(86)	(96)
	$(365)	$(322)

Capital Expenditures as a % of Revenue	2.6%	2.3%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$2	$4
Net decrease (increase) in finance receivables	$(9)	$7
Net sales (purchases) of marketable securities	$(966)	$(496)
Cash paid for business acquisitions	$(10)	$(22)
Other sources (uses) of cash for investing activities	$(9)	$(16)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first three months of 2015 compared with 2014, due to several facility automation and capacity expansion projects. Capital spending on aircraft in both 2015 and 2014 primarily related to purchases of rotable parts for our existing aircraft fleet. Capital spending on vehicles decreased in the first three months of 2015 in our U.S. and international package businesses, largely due to the timing of vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital spending on technology decreased in the first three months of 2015, largely due to fewer new capitalized software projects.
Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2015 will be approximately $3.0 billion.
The net changes in finance receivables were primarily due to growth in our cargo finance products and loan principal paydowns in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period. The cash paid for business acquisitions was primarily related to our acquisitions of Poltraf Sp. z.o.o. in Poland in 2015, and Polar Speed Distribution Limited in the U.K. during 2014. Other investing activities include capital contributions into certain investment partnerships, changes in restricted cash balances, and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash From (Used in) Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Net cash from (used in) financing activities	$899	$(120)
Share Repurchases:
Cash expended for shares repurchased	$(676)	$(670)
Number of shares repurchased	(6.8)	(6.8)
Shares outstanding at period end	901	919
Percent reduction in shares outstanding	(0.4)%	(0.4)%
Dividends:
Dividends declared per share	$0.73	$0.67
Cash expended for dividend payments	$(636)	$(596)
Borrowings:
Net borrowings (repayment) of debt principal	$2,344	$1,175
Other Financing Activities:
Cash received for common stock issuances	$72	$76
Other sources (uses) of cash for financing activities	$(205)	$(105)
Capitalization (as of March 31 each year):
Total debt outstanding at period end	$13,104	$12,082
Total shareowners’ equity at period end	1,847	6,262
Total capitalization	$14,951	$18,344
Debt to Total Capitalization %	87.6%	65.9%
We repurchased a total of 6.8 million shares of class A and class B common stock for $687 million in the first three months of 2015, and 6.8 million shares for $659 million for the first three months of 2014 ($676 and $670 million in repurchases for 2015 and 2014, respectively, are reported on the cash flow statement due to the timing of settlements). In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of March 31, 2015, we had $3.466 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2015.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.73 per share in 2015, compared with the previous $0.67 quarterly dividend rate in 2014. We expect to continue the practice of paying regular cash dividends.
Issuances and repayments of debt in the first three months of 2015 and 2014 consisted primarily of commercial paper. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
We had $2.482 billion outstanding under our U.S. commercial paper program, and an additional £432 million ($639 million) outstanding under our European commercial paper program, as of March 31, 2015. The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The average commercial paper balance outstanding was $1.449 billion and $199 million for the U.S. and European commercial paper programs, respectively, during the three months ended March 31, 2015. The average interest rate paid was 0.09% and 0.49% for the U.S. and European commercial paper programs, respectively, during the three months ended March 31, 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first three months of 2015 and 2014.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were ($99) and $1 million during the first three months of 2015 and 2014, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards was $142 and $106 million during the first three months of 2015 and 2014, respectively.
Sources of Credit
See note 8 to the unaudited consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a stable outlook from Standard & Poor’s and a negative outlook from Moody's.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of March 31, 2015 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Contingencies
See note 9 to the unaudited consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 14 for a discussion of income tax related matters.
Collective Bargaining Agreements
Status of Collective Bargaining Agreements
See note 6 to the unaudited consolidated financial statements for a discussion of the status of our collective bargaining agreements.
Multiemployer Benefit Plans
See note 6 to the unaudited consolidated financial statements for a discussion of our participation in multiemployer benefit plans.

Recent Accounting Pronouncements
Adoption of New Accounting Standards
See note 2 to the unaudited consolidated financial statements for a discussion of recently adopted accounting standards.
Accounting Standards Issued But Not Yet Effective
See note 2 to the unaudited consolidated financial statements for a discussion of accounting standards issued, but not yet effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. This market risk arises in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, investment and commodity forward contracts, options, and swaps.
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2015	December 31, 2014
Currency Derivatives	$630	$401
Interest Rate Derivatives	296	243
Investment Market Price Derivatives	(2)	—
	$924	$644
Our market risks, hedging strategies and financial instrument positions at March 31, 2015 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. In 2015, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Indian Rupee and Mexican Peso, as well as terminated forwards that expired during the first three months of 2015. We terminated currency option positions on the Euro, British Pound Sterling and Canadian Dollar that expired during the first three months of 2015. We also entered into new forwards to manage the market value fluctuations of certain investments in marketable securities. The remaining fair value changes between December 31, 2014 and March 31, 2015 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $912 million and were required to post $1 million in collateral with our counterparties as of March 31, 2015.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 58-59 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, is hereby incorporated by reference in this report.

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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see Note 9 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the first quarter of 2015 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2015	0.7	$110.53	0.5	$4,101
February 1 – February 28, 2015	4.2	100.77	4.0	3,699
March 1 – March 31, 2015	2.4	99.91	2.3	3,466
Total January 1 – March 31, 2015	7.3	$101.15	6.8
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2015.

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
Credit Agreement (364-Day Facility) dated March 27, 2015 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC as joint lead arrangers and joint bookrunners, Barclays Bank PLC, BNP Paribas and Société Générale as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent.

†10.2	—
Credit Agreement (5 Year Facility) dated March 27, 2015 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC as joint lead arrangers and joint bookrunners, Barclays Bank PLC, BNP Paribas and Société Générale as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent.

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 7, 2015	By:	/S/ KURT P. KUEHN
Kurt P. Kuehn
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)