Form 10-Q
period 2015-06-30
UNITED PARCEL SERVICE INC
filed 2015-08-07
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 197,740,294 Class A shares, and 698,448,250 Class B shares, with a par value of $0.01 per share, outstanding at July 27, 2015.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2015 (unaudited) and December 31, 2014
(In millions)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,430	$2,291
Marketable securities	2,792	992
Accounts receivable, net	5,618	6,661
Deferred income tax assets	554	590
Other current assets	1,374	1,274
Total Current Assets	13,768	11,808
Property, Plant and Equipment, Net	17,970	18,281
Goodwill	2,214	2,184
Intangible Assets, Net	878	847
Non-Current Investments and Restricted Cash	469	489
Derivative Assets	435	515
Deferred Income Tax Assets	821	652
Other Non-Current Assets	696	695
Total Assets	$37,251	$35,471
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,252	$923
Accounts payable	2,150	2,754
Accrued wages and withholdings	2,148	2,373
Hedge margin liabilities	753	548
Self-insurance reserves	621	656
Other current liabilities	1,379	1,385
Total Current Liabilities	10,303	8,639
Long-Term Debt	9,900	9,864
Pension and Postretirement Benefit Obligations	11,814	11,452
Self-Insurance Reserves	1,927	1,916
Other Non-Current Liabilities	1,339	1,442
Shareowners’ Equity:
Class A common stock (199 and 201 shares issued in 2015 and 2014)	2	2
Class B common stock (698 and 705 shares issued in 2015 and 2014)	7	7
Additional paid-in capital	—	—
Retained earnings	5,668	5,726
Accumulated other comprehensive loss	(3,727)	(3,594)
Deferred compensation obligations	50	59
Less: Treasury stock (1 share in 2015 and 2014)	(50)	(59)
Total Equity for Controlling Interests	1,950	2,141
Total Equity for Non-Controlling Interests	18	17
Total Shareowners’ Equity	1,968	2,158
Total Liabilities and Shareowners’ Equity	$37,251	$35,471
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$14,095	$14,268	$28,072	$28,047
Operating Expenses:
Compensation and benefits	7,502	8,375	15,066	15,640
Repairs and maintenance	357	341	707	670
Depreciation and amortization	510	473	1,016	941
Purchased transportation	1,777	1,988	3,631	3,896
Fuel	639	980	1,283	1,952
Other occupancy	230	241	524	538
Other expenses	1,120	1,123	2,212	2,150
Total Operating Expenses	12,135	13,521	24,439	25,787
Operating Profit	1,960	747	3,633	2,260
Other Income and (Expense):
Investment income	4	25	8	25
Interest expense	(86)	(89)	(173)	(179)
Total Other Income and (Expense)	(82)	(64)	(165)	(154)
Income Before Income Taxes	1,878	683	3,468	2,106
Income Tax Expense	648	229	1,212	741
Net Income	$1,230	$454	$2,256	$1,365
Basic Earnings Per Share	$1.37	$0.49	$2.50	$1.48
Diluted Earnings Per Share	$1.35	$0.49	$2.48	$1.47

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,230	$454	$2,256	$1,365
Change in foreign currency translation adjustment, net of tax	101	39	(203)	3
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	2	1	2
Change in unrealized gain (loss) on cash flow hedges, net of tax	(159)	(21)	17	(41)
Change in unrecognized pension and postretirement benefit costs, net of tax	20	(127)	52	(100)
Comprehensive income	$1,191	$347	$2,123	$1,229
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$2,256	$1,365
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,016	941
Pension and postretirement benefit expense	539	1,523
Pension and postretirement benefit contributions	(99)	(115)
Settlement of postretirement benefit obligation	—	(1,995)
Self-insurance provision	(22)	(77)
Deferred tax (benefit)	(140)	(192)
Stock compensation expense	328	306
Other (gains) losses	(51)	144
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	880	585
Other current assets	301	(269)
Accounts payable	(558)	(357)
Accrued wages and withholdings	(179)	(241)
Other current liabilities	14	207
Other operating activities	(46)	7
Net cash from operating activities	4,239	1,832
Cash Flows From Investing Activities:
Capital expenditures	(958)	(813)
Proceeds from disposals of property, plant and equipment	8	10
Purchases of marketable securities	(4,553)	(1,813)
Sales and maturities of marketable securities	2,840	854
Net (increase) decrease in finance receivables	(13)	13
Cash paid for business acquisitions	(90)	(22)
Other investing activities	(10)	(31)
Net cash (used in) investing activities	(2,776)	(1,802)
Cash Flows From Financing Activities:
Net change in short-term debt	2,319	1,096
Proceeds from borrowings	1,572	764
Repayments of borrowings	(1,488)	(1,020)
Purchases of common stock	(1,348)	(1,379)
Issuances of common stock	140	149
Dividends	(1,270)	(1,192)
Other financing activities	(177)	(50)
Net cash (used in) financing activities	(252)	(1,632)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(72)	(7)
Net Increase (Decrease) In Cash And Cash Equivalents	1,139	(1,609)
Cash And Cash Equivalents:
Beginning of period	2,291	4,665
End of period	$3,430	$3,056
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2015. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In June 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This new guidance became effective for us in the first quarter of 2015, and did not have a material impact on our consolidated balance sheets and statements of income.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated balance sheets and statements of income.
Accounting Standards Issued But Not Yet Effective

In May 2015, the FASB issued an accounting standards update that changes the disclosure requirement for reporting investments at fair value. This update removes the requirement to categorize investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. These disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance will be applied retrospectively and becomes effective for us in the first quarter of 2016, but early adoption is permitted. At this time, we do not expect this new guidance to have a material impact on our consolidated balance sheets or the related disclosures in the financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability instead of a deferred charge. This new guidance will be applied retrospectively and becomes effective for us in the first quarter of 2016, but early adoption is permitted. This new guidance will not have a material impact on our consolidated balance sheets.
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
On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date beginning after December 15, 2016. At this time, we do not expect this accounting standards update to have a material impact on our consolidated balance sheets or statements of income.
Other accounting pronouncements issued, but not effective until after June 30, 2015, are not expected to have a material impact on our consolidated balance sheets or statements of income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2015 and 2014 was $134 and $142 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2015 and 2014 was $328 and $306 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2015 and December 31, 2014 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2015:
Current marketable securities:
U.S. government and agency debt securities	$319	$1	$—	$320
Mortgage and asset-backed debt securities	82	—	—	82
Corporate debt securities	1,835	1	(1)	1,835
Other debt, equity and investment securities	546	11	(2)	555
Total marketable securities	$2,782	$13	$(3)	$2,792

December 31, 2014:
Current marketable securities:
U.S. government and agency debt securities	$321	$1	$(1)	$321
Mortgage and asset-backed debt securities	89	1	(1)	89
Corporate debt securities	534	—	—	534
Other debt, equity and investment securities	48	—	—	48
Total marketable securities	$992	$2	$(2)	$992
Of the total estimated fair value in marketable securities listed above, $2.007 billion and $430 million as of June 30, 2015 and December 31, 2014, respectively, have been classified as "trading", with unrealized gains and losses recognized in investment income within the statements of consolidated income. The remaining estimated fair value of marketable securities was classified as "available-for-sale", with related unrealized gains and losses, net of tax, recognized in accumulated other comprehensive income ("AOCI").
Investment Other-Than-Temporary Impairments
We have concluded that no other-than-temporary impairment losses existed as of June 30, 2015. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2015, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$2,039	$2,039
Due after one year through three years	428	428
Due after three years through five years	14	15
Due after five years	73	73
	2,554	2,555
Equity and other investment securities	228	237
	$2,782	$2,792

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
We had $442 million of restricted cash related to our self-insurance requirements as of June 30, 2015 and December 31, 2014, which is reported in “non-current investments and restricted cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash equivalent type assets.
At June 30, 2015 and December 31, 2014, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $8 and $28 million as of June 30, 2015 and December 31, 2014, respectively. The amounts described above are classified as “non-current investments and restricted cash” on the consolidated balance sheets, while the quarterly change in investment fair value is recognized in "investment income" on the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other non-current investments” in the tables below and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.29% and 7.81% as of June 30, 2015 and December 31, 2014, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2015:
Marketable Securities:
U.S. government and agency debt securities	$320	$—	$—	$320
Mortgage and asset-backed debt securities	—	82	—	82
Corporate debt securities	—	1,835	—	1,835
Other debt, equity and investment securities	—	555	—	555
Total marketable securities	320	2,472	—	2,792
Other non-current investments	19	—	48	67
Total	$339	$2,472	$48	$2,859

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014:
Marketable Securities:
U.S. government and agency debt securities	$321	$—	$—	$321
Mortgage and asset-backed debt securities	—	89	—	89
Corporate debt securities	—	534	—	534
Other debt, equity and investment securities	—	48	—	48
Total marketable securities	321	671	—	992
Other non-current investments	19	—	64	83
Total	$340	$671	$64	$1,075

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2015 and 2014 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on April 1, 2015	$—	$56	$56
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(8)	(8)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2015	$—	$48	$48

	Marketable Securities	Other Non-Current Investments	Total
Balance on April 1, 2014	$—	$99	$99
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(4)	(4)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2014	$—	$95	$95

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2015 and 2014 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2015	$—	64	64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(16)	(16)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2015	$—	$48	$48

	Marketable Securities	Other Investments	Total
Balance on January 1, 2014	$—	110	110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(15)	(15)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2014	$—	$95	$95
There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2015 and December 31, 2014 consist of the following (in millions):

	2015	2014
Vehicles	$7,667	$7,542
Aircraft	15,808	15,801
Land	1,190	1,145
Buildings	3,225	3,276
Building and leasehold improvements	3,319	3,266
Plant equipment	7,630	7,649
Technology equipment	1,678	1,608
Equipment under operating leases	30	34
Construction-in-progress	398	299
	40,945	40,620
Less: Accumulated depreciation and amortization	(22,975)	(22,339)
	$17,970	$18,281

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators of potential impairment. No impairment charges on property, plant and equipment were recorded during the three and six months ended June 30, 2015 and 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2015 and 2014 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Three Months Ended June 30:
Service cost	$381	$285	$8	$18	$13	$15
Interest cost	424	401	30	34	11	14
Expected return on assets	(622)	(565)	(4)	(6)	(16)	(15)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	42	43	1	(4)	1	(3)
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	746	—	—
Settlement and curtailment loss	—	—	—	$320	—	—
Net periodic benefit cost	$225	$164	$35	$1,108	$9	$11

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Six Months Ended June 30:
Service cost	$763	$569	$17	$39	$25	$27
Interest cost	847	802	61	86	22	26
Expected return on assets	(1,244)	(1,129)	(8)	(12)	(31)	(30)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	84	85	2	(3)	1	(3)
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	746	—	—
Settlement and curtailment loss	—	—	—	$320	—	—
Net periodic benefit cost	$450	$327	$72	$1,176	$17	$20
During the first six months of 2015, we contributed $45 and $54 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $1.075 billion and $50 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015 and December 31, 2014 we had $875 and $878 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 47 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2015 and December 31, 2014 was $834 and $913 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
Collective Bargaining Agreements
As of December 31, 2014, we had approximately 270,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). In addition, our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. During the second quarter of 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. In the second quarter of 2014, we remitted $278 million for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
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
Additionally, the Funds assumed the obligation to provide postretirement healthcare benefits to the employees in the NMA Group who retire on or after January 1, 2014. The postretirement healthcare benefit obligation for the employees in the Non-NMA Group was assumed by the Funds for employees retiring on or after January 1, 2014 or January 1, 2015, depending on the applicable collective bargaining agreement. In exchange for the assumption of the obligation to provide postretirement healthcare benefits to the NMA Group and Non-NMA Group, we transferred cash totaling $2.271billion to the Funds in the second quarter of 2014. UPS-sponsored health and welfare benefit plans retained responsibility for providing postretirement healthcare coverage for employees in the NMA Group who retired from UPS prior to January 1, 2014, and for employees in the Non-NMA Group who retired from UPS prior to the January 1, 2014 or January 1, 2015 effective date in the applicable collective bargaining agreement.

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
Balance Sheet and Cash Flow Impact:
During the second quarter of 2014, as part of the health and welfare plan changes described previously, we transferred cash totaling $2.271 billion to the Funds, which was accounted for as a settlement of our postretirement benefit obligations. As of June 30, 2014, we had received approximately $375 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) and we received the remaining cash tax benefits of approximately $479 million resulting from these payments over the remainder of 2014.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2015 and December 31, 2014 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2014:	$—	$449	$1,735	$2,184
Acquired	—	—	72	72
Currency / Other	—	(16)	(26)	(42)
June 30, 2015:	$—	$433	$1,781	$2,214
The goodwill acquired in the Supply Chain & Freight segment was related to our March 2015 acquisition of Poltraf Sp. z.o.o. ("Poltraf"), a Polish-based pharmaceutical logistics company recognized for its temperature-sensitive warehousing and transportation solutions, and our June 2015 acquisitions of Parcel Pro, Inc. ("Parcel Pro") and the Insured Parcel Services division of G4S International Logistics ("IPS"), which are businesses that provide services and insurance coverage for the transport of high value luxury goods. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. Our purchase price allocations for Parcel Pro and IPS have not been finalized. These acquisitions were not material to our consolidated financial position or results of operations.
The remaining change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of June 30, 2015 and December 31, 2014 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2015:
Capitalized software	$2,613	$(1,934)	$679
Licenses	214	(152)	62
Franchise rights	121	(80)	41
Customer lists	144	(71)	73
Trademarks, patents, and other	35	(12)	23
Total Intangible Assets, Net	$3,127	$(2,249)	$878
December 31, 2014:
Capitalized software	$2,641	$(1,997)	$644
Licenses	217	(133)	84
Franchise rights	117	(77)	40
Customer lists	123	(66)	57
Trademarks, patents, and other	31	(9)	22
Total Intangible Assets, Net	$3,129	$(2,282)	$847

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2015 and December 31, 2014 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2015	2014
Commercial paper	$3,210	2015	$3,209	$772
Fixed-rate senior notes:
1.125% senior notes	375	2017	372	370
5.50% senior notes	750	2018	798	802
5.125% senior notes	1,000	2019	1,073	1,076
3.125% senior notes	1,500	2021	1,612	1,617
2.45% senior notes	1,000	2022	975	977
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	368	367
8.375% Debentures:
8.375% debentures	424	2020	477	480
8.375% debentures	276	2030	283	283
Pound Sterling notes:
5.50% notes	105	2031	101	99
5.125% notes	717	2050	683	673
Floating rate senior notes	463	2049-2064	459	459
Capital lease obligations	434	2015-3005	434	505
Facility notes and bonds	320	2015-2036	320	320
Other debt	18	2015-2022	18	17
Total Debt	$12,967		13,152	10,787
Less: Current Maturities			(3,252)	(923)
Long-term Debt			$9,900	$9,864
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $2.547 billion outstanding under this program as of June 30, 2015, with an average interest rate of 0.10%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. We had £420 million ($662 million) outstanding under this program as of June 30, 2015 with an average interest rate of 0.49%. As of June 30, 2015, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 26, 2016. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 27, 2020. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2015.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2015 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2015, 10% of net tangible assets was equivalent to $2.386 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $14.337 and $12.257 billion as of June 30, 2015 and December 31, 2014, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al. an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. The court has scheduled a trial for November 2015, limited to the claim of the class representative. After that trial is complete, the court will consider how to proceed with respect to the claims of the other class members.

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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. UPS and FedEx have moved for summary judgment. The Court granted these motions on April 30, 2015, entered judgment in favor of UPS and FedEx, and dismissed the case. On May 21, 2015, plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has an open civil investigation of our policies and practices for dealing with third-party negotiators. We have cooperated with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the DOJ investigation is pending; (2) the Court granted our motion for summary judgment; and (3) plaintiff has filed a notice of appeal. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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
Other Matters
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. After two rounds of motions to dismiss, in October 2014, UPS entered into a settlement agreement with the plaintiffs to settle the remaining claims asserted against UPS for an immaterial amount. The court granted preliminary approval of the settlement on December 16, 2014. The settlement is subject to final court approval, which is currently scheduled to be considered by the Court on November 2, 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS submitted its written defenses to these allegations in April 2014. UPS intends to continue to defend itself in these proceedings. In November 2012, the Commerce Commission of Singapore initiated an investigation with respect to similar matters. On May 29, 2015, the Commerce Commission of Singapore informed UPS that it was closing the investigation with no action.
We are cooperating with each of these investigations, and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending the matter and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law that could be of importance to the ultimate resolutions of this matter, including the calculation of any potential fine; and (3) there is uncertainty about the time period that is the subject of the investigations. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In January 2014, we received a Civil Investigative Demand from the DOJ seeking documents related to possible damages under the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. We also have been contacted by multiple states requesting this information. The Company cooperated with these inquiries. The Company reached agreements in principle during the second quarter of 2015 with the DOJ and a group of state and local governments to resolve all of their respective claims. We do not believe that the terms of the settlements will have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. The court held a hearing on our motion to dismiss in July 2015. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2015, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of June 30, 2015, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the six months ended June 30, 2015 and 2014 (in millions, except per share amounts):

	2015		2014
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	201	$2	212	$2
Common stock purchases	(2)	—	(3)	—
Stock award plans	4	—	4	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(5)	—	(6)	—
Class A shares issued at end of period	199	$2	208	$2
Class B Common Stock
Balance at beginning of period	705	$7	712	$7
Common stock purchases	(12)	—	(11)	—
Conversions of class A to class B common stock	5	—	6	—
Class B shares issued at end of period	698	$7	707	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		265		232
Common stock purchases		(392)		(481)
Common stock issuances		173		147
Option premiums received (paid)		(46)		102
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$5,726		$6,925
Net income attributable to common shareowners		2,256		1,365
Dividends ($1.46 and $1.34 per share)		(1,348)		(1,253)
Common stock purchases		(966)		(882)
Balance at end of period		$5,668		$6,155
In total, we repurchased 13.5 million shares of class A and class B common stock for $1.358 billion during the six months ended June 30, 2015, and 13.7 million shares for $1.363 billion during the six months ended June 30, 2014. In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of June 30, 2015, we had $2.794 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2015, we entered into an accelerated share repurchase program which allowed us to repurchase 4.0 million shares for $400 million. The program was completed in June 2015.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $(46) and $102 million during the first six months of 2015 and 2014, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of June 30, 2015, we had outstanding options for the purchase of 2.3 million shares, with a weighted average strike price of $89.91 per share, that will settle in the third and fourth quarters of 2015.
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2015 and 2014 is as follows (in millions):

	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(457)	$(126)
Reclassification to earnings (no tax impact in either period)	—	—
Translation adjustment (net of tax effect of $0 and $3)	(203)	3
Balance at end of period	(660)	(123)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	—	(1)
Current period changes in fair value (net of tax effect of $0 and $1)	1	2
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	1	1
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	61	(219)
Current period changes in fair value (net of tax effect of $56 and $(27))	91	(44)
Reclassification to earnings (net of tax effect of $(45) and $1)	(74)	3
Balance at end of period	78	(260)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,198)	(114)
Reclassification to earnings (net of tax effect of $35 and $430)	52	715
Remeasurement of plan assets and liabilities (net of tax effect of $0 and $(488))	—	(815)
Balance at end of period	(3,146)	(214)
Accumulated other comprehensive income (loss) at end of period	$(3,727)	$(596)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2015 and 2014 is as follows (in millions):

Three Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2015	2014
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$—	$—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(5)	Interest expense
Foreign exchange contracts	11	20	Interest expense
Foreign exchange contracts	77	(12)	Revenue
Income tax (expense) benefit	(31)	(2)	Income tax expense
Impact on net income	51	1	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(44)	(36)	Compensation and benefits
Settlement and curtailment loss	—	(320)	Compensation and benefits
Remeasurement of benefit obligation	—	(746)	Compensation and benefits
Income tax (expense) benefit	18	414	Income tax expense
Impact on net income	(26)	(688)	Net income

Total amount reclassified for the period	$25	$(687)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2015	2014
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$—	$—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(12)	(11)	Interest expense
Foreign exchange contracts	(25)	28	Interest expense
Foreign exchange contracts	156	(21)	Revenue
Income tax (expense) benefit	(45)	1	Income tax expense
Impact on net income	74	(3)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(87)	(79)	Compensation and benefits
Settlement and curtailment loss	—	(320)	Compensation and benefits
Remeasurement of benefit obligation	—	(746)	Compensation and benefits
Income tax (expense) benefit	35	430	Income tax expense
Impact on net income	(52)	(715)	Net income

Total amount reclassified for the period	$22	$(718)	Net income
Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the six months ended June 30, 2015 and 2014 is as follows (in millions):

	2015		2014
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$59		$69
Reinvested dividends		2		1
Benefit payments		(11)		(12)
Balance at end of period		$50		$58
Treasury Stock:
Balance at beginning of period	(1)	$(59)	(1)	$(69)
Reinvested dividends	—	(2)	—	(1)
Benefit payments	—	11	—	12
Balance at end of period	(1)	$(50)	(1)	$(58)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $1 and $3 million for the six months ended June 30, 2015 and 2014, respectively, mainly due to noncontrolling interests associated with acquisitions during the period.

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
Segment information for the three and six months ended June 30, 2015 and 2014 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
U.S. Domestic Package	$8,808	$8,668	$17,622	$17,156
International Package	3,045	3,252	6,015	6,379
Supply Chain & Freight	2,242	2,348	4,435	4,512
Consolidated	$14,095	$14,268	$28,072	$28,047
Operating Profit:
U.S. Domestic Package	$1,201	$209	$2,225	$1,136
International Package	552	444	1,050	882
Supply Chain & Freight	207	94	358	242
Consolidated	$1,960	$747	$3,633	$2,260

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareowners	$1,230	$454	$2,256	$1,365
Denominator:
Weighted average shares	899	916	901	918
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	1	1	1	1
Denominator for basic earnings per share	901	918	903	920
Effect of dilutive securities:
Restricted units	6	8	7	8
Stock options	1	1	1	1
Denominator for diluted earnings per share	908	927	911	929
Basic earnings per share	$1.37	$0.49	$2.50	$1.48
Diluted earnings per share	$1.35	$0.49	$2.48	$1.47
Diluted earnings per share for the three months ended June 30, 2015 and 2014 excluded the effect of 0.2 and 0.1 million shares of common stock, respectively (0.2 and 0.1 million for the six months ended June 30, 2015 and 2014, respectively), that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At June 30, 2015 and December 31, 2014, we held cash collateral of $753 and $548 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the zero threshold bilateral collateral provisions described above, we were required to post $4 and $1 million in collateral with our counterparties as of June 30, 2015 and December 31, 2014, respectively. As of those dates, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions. Additionally, in connection with the agreements described above, we could be required to terminate transactions with certain counterparties in the event of a downgrade of our credit rating.
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
Interest Rate Risk Management
Our indebtedness under our various financing arrangements creates interest rate risk. We use a combination of derivative instruments as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment date and maturity date of the swaps match the terms of the associated debt being hedged. Interest rate swaps allow us to maintain a target range of floating rate debt within our capital structure.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2015 and December 31, 2014, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2015		December 31, 2014
Currency hedges:
British Pound Sterling	GBP	1,282	GBP	1,149
Canadian Dollar	CAD	320	CAD	293
Euro	EUR	2,148	EUR	2,833
Indian Rupee	INR	231	INR	85
Malaysian Ringgit	MYR	—	MYR	150
Mexican Peso	MXN	5,977	MXN	152

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$779		$779
Interest Rate Basis Swaps		$—		$1,500

Investment market price hedges:
Marketable Securities	EUR	202	EUR	—

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$337	$204	$337	$204
Foreign exchange contracts	Derivative assets	Level 2	161	229	161	229
Interest rate contracts	Derivative assets	Level 2	218	227	185	194
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	19	2	19	2
Investment market price contracts	Other current assets	Level 2	1	—	—	—
Interest rate contracts	Derivative assets	Level 2	56	59	54	57
Total Asset Derivatives			$792	$721	$756	$686

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	$—	$34	$—	$34
Interest rate contracts	Other non-current liabilities	Level 2	34	35	1	2
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	2	—	2	—
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Investment market price contracts	Other current liabilities	Level 2	10	—	9	—
Interest rate contracts	Other non-current liabilities	Level 2	8	7	6	5
Total Liability Derivatives			$54	$77	$18	$42
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and six months ended June 30, 2015 and 2014 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2015	2014
Interest rate contracts	$1	$(1)
Foreign exchange contracts	(173)	(31)
Total	$(172)	$(32)

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2015	2014
Interest rate contracts	$—	$(3)
Foreign exchange contracts	147	(68)
Total	$147	$(71)
As of June 30, 2015, $278 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2016. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 17 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2015 and 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2015 and 2014 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized in Income
		2015	2014			2015	2014
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$(64)	$53	Fixed-Rate Debt and Capital Leases	Interest Expense	$64	$(53)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$(9)	$83	Fixed-Rate Debt and Capital Leases	Interest Expense	$9	$(83)

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and six months ended June 30, 2015 and 2014 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2015	2014
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$(2)	$(1)
Foreign exchange contracts	Other Operating Expenses	(5)	(2)
Foreign exchange contracts	Investment Income	33	2
Foreign exchange contracts	Interest Expense	36	—
Investment market price contracts	Investment Income	(7)	—
		$55	$(1)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$(3)	$(3)
Foreign exchange contracts	Other Operating Expenses	16	(4)
Foreign exchange contracts	Investment Income	35	2
Foreign exchange contracts	Interest Expense	36	—
Investment market price contracts	Investment Income	(9)	—
		$75	$(5)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our consolidated effective tax rate increased to 34.5% in the second quarter of 2015 compared with 33.5% in the same period of 2014, primarily due to the $1.066 billion pre-tax charge in the prior year associated with certain health and welfare benefit plan changes, which generated a tax benefit at a rate higher than the consolidated effective tax rate. This was partially offset by favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions and an increase in U.S. Federal and state tax credits realized in comparison to amounts previously estimated.
On a year-to-date basis, our consolidated effective tax rate decreased to 34.9% in 2015 from 35.2% in 2014, due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions and an increase in U.S. Federal and state tax credits realized in comparison to amounts previously estimated.
In July 2013, we began resolution discussions with IRS Appeals on several income tax matters. In the second quarter of 2014, we reached a final resolution with IRS Appeals on all income tax matters for the 2005 through 2007 tax years and received a net refund of tax and interest totaling $145 million during the second quarter of 2014. The resolution of these matters and subsequent refund of tax and interest did not have a material impact on net income.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.
NOTE 15. SUBSEQUENT EVENT
On July 31, 2015, we announced that we have entered into a definitive purchase agreement to acquire Coyote Logistics Holdings, LLC, a technology-driven, non-asset based truckload freight brokerage company for $1.8 billion. The closing, which is subject to customary conditions and regulatory approvals, is expected to take place in the third quarter of 2015. The transaction will be financed with available cash resources and through existing and new debt arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic environment has been mixed this year as improved consumer conditions were offset by decelerating industrial production growth, which is now at its slowest pace in over five years. As a result, lower than expected GDP growth has hindered the pace of expansion in the overall small package delivery market. Low inflation persists in the economy, giving consumers more purchasing power despite weak wage growth. The strengthening U.S. Dollar resulted in shifting trade patterns with U.S. export growth slowing while imports grew at a faster rate. Growth in e-commerce and omni-channel retail sales has driven package volume demand for both commercial and residential products. Given these trends, overall volume grew moderately during the second quarter, and those products most aligned with the retail industry experienced the fastest growth.
Economic conditions continue to improve in Europe, which is benefiting from both low oil prices and a weak Euro. Solid economic growth in Asia has continued, though growth in China has slowed. The uneven nature of economic growth worldwide, combined with a trend towards more intra-regional trade, has continued the shifting of trade patterns and resulted in overcapacity in certain trade lanes. These factors have created an environment in which customers are more likely to trade-down from premium express products to standard delivery products in both Europe and Asia. As a result of these circumstances, we have continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume mix levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
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
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	%	2015	2014	%
Revenue (in millions)	$14,095	$14,268	(1.2)%	$28,072	$28,047	0.1%
Operating Expenses (in millions)	12,135	13,521	(10.3)%	24,439	25,787	(5.2)%
Operating Profit (in millions)	$1,960	$747	162.4%	$3,633	$2,260	60.8%
Operating Margin	13.9%	5.2%		12.9%	8.1%
Average Daily Package Volume (in thousands)	17,210	16,859	2.1%	17,338	16,929	2.4%
Average Revenue Per Piece	$10.61	$10.91	(2.7)%	$10.59	$10.81	(2.0)%
Net Income (in millions)	$1,230	$454	170.9%	$2,256	$1,365	65.3%
Basic Earnings Per Share	$1.37	$0.49	179.6%	$2.50	$1.48	68.9%
Diluted Earnings Per Share	$1.35	$0.49	175.5%	$2.48	$1.47	68.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following item (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Expenses:
Health and Welfare Plan Charges	$—	$1,066	$—	$1,066
Income Tax Expense:
Income Tax Expense (Benefit) from the Item Above	—	(401)	—	(401)
These items have been excluded from comparisons of "adjusted" operating expenses, operating profit and operating margin in the discussion that follows.
Health and Welfare Plan Charges
In connection with the ratification of our national master agreement with the International Brotherhood of Teamsters ("Teamsters") in the second quarter of 2014, we incurred pre-tax charges totaling $1.066 billion ($665 million after-tax) associated with changes in the delivery of healthcare benefits to certain active and retired union employees. These charges are discussed in further detail in note 6 to the unaudited consolidated financial statements. These charges impacted our U.S. Domestic Package segment ($957 million), International Package segment ($27 million) and Supply Chain & Freight segment ($82 million).

Results of Operations—Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. From time to time, we supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including, as applicable, "adjusted" operating profit, operating margin, income before income taxes, effective tax rate, net income and earnings per share adjusted for the non-comparable items. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodologies during 2015 or 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	%	2015	2014	%
Average Daily Package Volume (in thousands):
Next Day Air	1,241	1,233	0.6%	1,235	1,242	(0.6)%
Deferred	1,132	988	14.6%	1,175	1,036	13.4%
Ground	12,192	12,085	0.9%	12,255	12,082	1.4%
Total Avg. Daily Package Volume	14,565	14,306	1.8%	14,665	14,360	2.1%
Average Revenue Per Piece:
Next Day Air	$20.03	$20.73	(3.4)%	$20.07	$20.45	(1.9)%
Deferred	12.12	13.05	(7.1)%	11.89	12.77	(6.9)%
Ground	8.12	8.03	1.1%	8.16	7.98	2.3%
Total Avg. Revenue Per Piece	$9.45	$9.47	(0.2)%	$9.46	$9.41	0.5%
Operating Days in Period	64	64		127	127
Revenue (in millions):
Next Day Air	$1,591	$1,636	(2.8)%	$3,148	$3,226	(2.4)%
Deferred	878	825	6.4%	1,774	1,680	5.6%
Ground	6,339	6,207	2.1%	12,700	12,250	3.7%
Total Revenue	$8,808	$8,668	1.6%	$17,622	$17,156	2.7%
Operating Expenses (in millions)
Operating Expenses	$7,607	$8,459	(10.1)%	$15,397	$16,020	(3.9)%
Health and Welfare Plan Charges	—	(957)		—	(957)
Adjusted Operating Expenses	$7,607	$7,502	1.4%	$15,397	$15,063	2.2%
Operating Profit (in millions) and Margin:
Operating Profit	$1,201	$209	N/A	$2,225	$1,136	95.9%
Adjusted Operating Profit	$1,201	$1,166	3.0%	$2,225	$2,093	6.3%
Operating Margin	13.6%	2.4%		12.6%	6.6%
Adjusted Operating Margin	13.6%	13.5%		12.6%	12.2%
Revenue
The change in overall revenue was impacted by the following factors in 2015 compared with the corresponding periods of 2014:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2015 vs. 2014	1.8%	2.5%	(2.7)%	1.6%
Year-to-date 2015 vs. 2014	2.1%	2.8%	(2.2)%	2.7%
Volume

Our total volume increased in the second quarter and year-to-date periods of 2015 compared with 2014, as we experienced balanced growth in both business-to-consumer and business-to-business shipments.
Business-to-business shipments increased 1.6% and were driven by the retail industry, including the use of our solutions for omni-channel (e.g. ship-from-store and ship-to-store models) and returns shipping. Continued strength in e-commerce resulted in business-to-consumer volume growth of 2% in the second quarter of 2015; however, the pace of growth moderated due to a second quarter benefit in 2014 for a large one-time catalog shipment and the decision to not pursue several lower-yielding customer contract renewals in late 2014 and early 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, we experienced strong volume growth for our deferred air services in the second quarter and year-to-date periods of 2015, particularly for those products most aligned with business-to-consumer shipping, such as our residential Second Day Air and Three Day Select products. We also experienced solid growth in our business-to-business deferred air volume, largely due to growth in the retail sector. Next Day Air volume increased slightly for the second quarter, due to growth in shipping activity from the financial services sector. The growth in premium and deferred air volume continues to be impacted by economic conditions and changes in our customers' supply chain networks; the combination of these factors influences their sensitivity towards the price and speed of shipments, and therefore the use of our premium air services.
The increase in ground volume in the second quarter of 2015 was driven by solid growth in SurePost volume and business-to-business shipping activity. The continued growth in e-commerce drove demand for our SurePost service, with volume increasing over 8% in the second quarter of 2015 compared with the same period of 2014. The increase in business-to-business ground volume was largely due to growth in omni-channel retail volume, the increased use of our returns service offerings, and the growth in shipments from the retail sector.
Rates and Product Mix
Overall revenue per piece was relatively flat for the second quarter of 2015 compared with the same period of 2014 (increased 0.5% year-to-date), and was impacted by changes in base rates, dimensional weight pricing, customer and product mix and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates which took effect on December 29, 2014. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air and UPS 3 Day Select and UPS Ground. Additionally, the pricing change involving the application of dimensional weight pricing to all UPS Ground services also took effect on December 29, 2014.
Revenue per piece for our Next Day Air and deferred air products declined in the second quarter and year-to-date periods of 2015, as lower fuel surcharge rates more than offset the positive impact of the base rate increase. Product mix adversely impacted deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted deferred revenue per piece, due to the faster volume growth among our larger customers, which typically have a lower average yield than our small and middle-market customers.
Overall ground revenue per piece increased in the second quarter and year-to-date periods of 2015, primarily due to the base rate increase, the dimensional weight pricing change and an increase in the average weight per package. Additionally, the revenue per piece for our traditional ground residential products was positively impacted by our decision not to pursue several lower-yielding customer contract renewals. These factors were partially offset by declines in fuel surcharge rates as well as changes in customer mix, as we experienced faster volume growth among our larger customers.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	% Point	2015	2014	% Point
Next Day Air / Deferred	4.6%	10.7%	(6.1)%	4.9%	10.6%	(5.7)%
Ground	5.3%	7.5%	(2.2)%	5.8%	7.3%	(1.5)%
Total domestic fuel surcharge revenue decreased by $233 million in the second quarter of 2015 ($375 million year-to-date) as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by pricing changes to the fuel surcharge indices, as well as the overall increase in package volume for the quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Adjusted operating expenses for the segment increased $105 million in the second quarter of 2015 ($334 million year-to-date), primarily due to increases in pick-up and delivery costs ($95 million), the cost of package sorting ($36 million) and indirect operating costs ($50 million) for the quarter ($268, $73 and $100 million, respectively, year-to-date). These cost increases were largely due to higher employee compensation expenses, which were impacted by (1) an increase in average daily union labor hours (up 1.8%) to support volume growth, (2) an increase in employee pension and healthcare costs (due to lower discount rates and updated mortality assumptions for UPS-sponsored pension plans, and higher contribution rates and labor hours for multiemployer plans), and (3) an increase in worker's compensation expenses (due to actuarial adjustments to self-insurance reserve liabilities). The cost of operating our domestic integrated air and ground transportation network declined $76 million ($107 million year-to-date), largely due to lower fuel prices and purchased transportation costs.
Adjusted total cost per piece decreased slightly by 0.4% for the second quarter of 2015 compared with the second quarter of 2014 (flat year-to-date), as the cost increases described previously were offset by productivity gains and improved pick-up and delivery densities. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the growth of vehicle miles driven, while the increased redirect of SurePost volume to UPS vehicles has reduced the delivery cost for business-to-consumer shipments.
Operating Profit and Margin
Adjusted operating profit increased $35 million for the second quarter of 2015 compared with 2014 ($132 million year-to-date), while the adjusted operating margin increased 10 basis points to 13.6% (40 basis points to 12.6% year-to-date). Overall volume growth allowed us to better leverage our transportation network, leading to improved productivity and better pick-up and delivery density. Additionally, while declining fuel prices had a minimal negative impact on operating profit ($8 million) for the current year-to-date period of 2015 as compared to 2014, there was a negative $43 million impact on operating profit for the second quarter of 2015 compared with the same period of 2014 as fuel surcharge revenue decreased at a faster rate than fuel expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	%	2015	2014	%
Average Daily Package Volume (in thousands):
Domestic	1,530	1,496	2.3%	1,553	1,513	2.6%
Export	1,115	1,057	5.5%	1,120	1,056	6.1%
Total Avg. Daily Package Volume	2,645	2,553	3.6%	2,673	2,569	4.0%
Average Revenue Per Piece:
Domestic	$6.13	$7.23	(15.2)%	$6.11	$7.18	(14.9)%
Export	31.99	35.60	(10.1)%	31.52	35.10	(10.2)%
Total Avg. Revenue Per Piece	$17.03	$18.97	(10.2)%	$16.76	$18.66	(10.2)%
Operating Days in Period	64	64		127	127
Revenue (in millions):
Domestic	$600	$692	(13.3)%	$1,205	$1,380	(12.7)%
Export	2,283	2,408	(5.2)%	4,483	4,707	(4.8)%
Cargo and Other	162	152	6.6%	327	292	12.0%
Total Revenue	$3,045	$3,252	(6.4)%	$6,015	$6,379	(5.7)%
Operating Expenses (in millions)
Operating Expenses	$2,493	$2,808	(11.2)%	$4,965	$5,497	(9.7)%
Health and Welfare Plan Charges	—	(27)		—	(27)
Adjusted Operating Expenses	$2,493	$2,781	(10.4)%	$4,965	$5,470	(9.2)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$552	$444	24.3%	$1,050	$882	19.0%
Adjusted Operating Profit	$552	$471	17.2%	$1,050	$909	15.5%
Operating Margin	18.1%	13.7%		17.5%	13.8%
Adjusted Operating Margin	18.1%	14.5%		17.5%	14.2%
Currency Benefit / (Cost)—(in millions)*:			$			$
Revenue			$(251)			$(478)
Operating Expenses			237			453
Operating Profit			$(14)			$(25)
* Net of currency hedging; amount represents the change compared to the prior year. Includes impact of translation and transaction gains and losses.
Revenue
The change in overall revenue was impacted by the following factors in 2015 compared with the corresponding period of 2014:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2015 vs. 2014	3.6%	1.2%	(3.5)%	(7.7)%	(6.4)%
Year-to-date 2015 vs. 2014	4.0%	0.9%	(3.1)%	(7.5)%	(5.7)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Our overall average daily volume increased in the second quarter and year-to-date periods of 2015 when compared to 2014, largely due to robust demand from several industries including the retail, healthcare, industrial and diversified vehicles and parts sectors.
The export volume growth in the second quarter and year-to-date periods of 2015 was mainly driven by our European operations, which experienced a solid increase in volume to all regions of the world. European export volume increased nearly 9% for the quarter, with particular strength in the intra-European trade lanes and the Europe-to-U.S. trade lane. We also experienced export volume growth in the Americas, largely in the Canada-to-U.S. and Mexico-to-U.S. trade lanes. While overall Asian export volume declined slightly, growth in the Asian-to-U.S. trade lane remained strong. However, U.S. export volume was pressured by the strengthening U.S. Dollar. Export volume continued to be led by our standard products, such as Transborder Standard and Worldwide Standard. Increased growth momentum was also experienced within our export premium products, such as Worldwide Express and Transborder Express.
The increase in domestic volume in the second quarter and year-to-date periods of 2015 was driven by solid volume growth in Canada, Italy, Turkey and the United Kingdom.
Rates and Product Mix
Total average revenue per piece declined 2.4% in the second quarter of 2015 on a currency-adjusted basis (2.5% year-to-date), and was impacted by changes in fuel surcharge rates and shifts in product mix, which were offset by an increase in base rates.
On December 29, 2014, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 4.6% in the second quarter of 2015 (4.8% year-to-date) due to lower fuel surcharge revenue, shorter average trade lanes (due to faster growth in intra-regional shipments) and a shift in product mix from our premium express products to our standard products (volume for our standard products increased approximately 7%, while volume for our premium express products increased approximately 4%). These factors more than offset the increase in base rates.
Currency-adjusted domestic revenue per piece increased 0.8% in the second quarter of 2015 (0.5% year-to-date) largely due to base rate increases, but was mostly offset by declining fuel surcharge rates.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $141 million for the second quarter of 2015 compared with 2014 ($251 million year-to-date), primarily due to lower fuel prices; however, this was partially offset by an increase in overall volume and pricing changes made to the fuel surcharge indices.
Operating Expenses
Overall adjusted operating expenses for the segment decreased $288 million in the second quarter of 2015 compared with 2014 ($505 million year-to-date). This decrease was mostly driven by currency exchange rate movements and lower fuel expense, which were somewhat offset by volume growth.
The decrease in operating expenses was driven by the cost of operating our international integrated air and ground network, which decreased $147 million ($291 million year-to-date), as well as pick-up and delivery costs, which decreased $87 million ($155 million year-to-date). The decreases in network and pick-up and delivery costs were largely driven by the impact of currency exchange rate movements, lower fuel expense, and a reduction in expense for outside transportation carriers (largely due to lower fuel surcharges passed to us from the carriers). Additionally, network costs were mitigated by restraining the growth in aircraft block hours (down 0.3% in the second quarter and 0.1% year-to-date), as a result of ongoing modifications to our air network; this was achieved even with a 5.5% increase in second quarter international export volume (6.1% year-to-date) and continuing air product service enhancements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remaining decrease in operating expenses in the second quarter of 2015 was largely due to reductions of indirect operating costs and the cost of package sorting. Indirect operating costs, which decreased $42 million ($56 million year-to-date), were affected by various factors including the impact of currency and lower rent expense. The cost of package sorting decreased by $7 million ($8 million year-to-date), largely due to the impact of currency, but was somewhat offset by volume growth.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 5.3% in the second quarter of 2015 compared with 2014 (4.9% year-to-date).
Operating Profit and Margin
Adjusted operating profit increased by $81 million in the second quarter of 2015 compared with 2014 ($141 million year-to-date), while the adjusted operating margin increased by 360 basis points to 18.1% (330 basis points to 17.5% year-to-date). Operating profit and margin were positively affected by base rate increases and volume growth, which allowed us to better leverage our transportation network and drive improvements in productivity. Additionally, declining fuel prices and network management contributed a $32 million benefit to operating profit ($97 million year-to-date), as fuel expense declined at a faster rate than fuel surcharge revenue. These items were partially offset by the net impact of currency (remeasurement and translation gains and losses), which negatively impacted operating profit by $14 million when comparing the second quarter of 2015 with 2014 ($25 million year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	%	2015	2014	%
Freight LTL Statistics:
Revenue (in millions)	$647	$672	(3.7)%	$1,256	$1,275	(1.5)%
Revenue Per Hundredweight	$22.81	$22.50	1.4%	$22.79	$22.51	1.2%
Shipments (in thousands)	2,728	2,736	(0.3)%	5,302	5,223	1.5%
Shipments Per Day (in thousands)	42.6	42.7	(0.3)%	41.7	41.1	1.5%
Gross Weight Hauled (in millions of lbs)	2,836	2,985	(5.0)%	5,512	5,663	(2.7)%
Weight Per Shipment (in lbs)	1,040	1,091	(4.7)%	1,040	1,084	(4.1)%
Operating Days in Period	64	64		127	127
Revenue (in millions):
Forwarding and Logistics	$1,319	$1,432	(7.9)%	$2,649	$2,765	(4.2)%
Freight	752	771	(2.5)%	1,462	1,465	(0.2)%
Other	171	145	17.9%	324	282	14.9%
Total Revenue	$2,242	$2,348	(4.5)%	$4,435	$4,512	(1.7)%
Operating Expenses (in millions)
Operating Expenses	$2,035	$2,254	(9.7)%	$4,077	$4,270	(4.5)%
Health and Welfare Plan Charges	—	(82)		—	(82)
Adjusted Operating Expenses	$2,035	$2,172	(6.3)%	$4,077	$4,188	(2.7)%
Operating Profit (in millions) and Margin:
Operating Profit	$207	$94	120.2%	$358	$242	47.9%
Adjusted Operating Profit	$207	$176	17.6%	$358	$324	10.5%
Operating Margin	9.2%	4.0%		8.1%	5.4%
Adjusted Operating Margin	9.2%	7.5%		8.1%	7.2%
Currency Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(68)			$(128)
Operating Expenses			75			143
Operating Profit			$7			$15
* Amount represents the change compared to the prior year. Includes impact of translation and transaction gains and losses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Forwarding and logistics revenue decreased $113 million in the second quarter of 2015 compared with 2014 ($116 million year-to-date), largely due to the adverse impact of currency exchange rate movements, lower fuel surcharge rates (due to declining fuel prices) and volume and tonnage declines in our international air freight business (impacted by management focus on reducing lower-yielding accounts). Revenue for our logistics products increased in the second quarter and year-to-date periods of 2015 compared with 2014, as we experienced solid growth in our mail services, healthcare and aerospace distribution solutions; however, this was partially offset by revenue declines among our high tech customers.
Freight revenue decreased $19 million in the second quarter of 2015 ($3 million year-to-date), driven by lower average weight per shipment of 4.7% (4.1% year-to-date) and a $39 million decrease ($66 million year-to-date) in fuel surcharge revenue due to lower diesel fuel prices. While average daily shipments remained flat, the reduction in weight per shipment was impacted by changes in industry mix (higher proportion of lower-weight retail industry volume) and customer mix (reduction of lower-yielding customer accounts). LTL Revenue per hundredweight increased slightly, as LTL base rate increases averaging 4.9% took effect on December 29, 2014, covering non-contractual shipments in the United States, Canada and Mexico.
Revenue for the other businesses within Supply Chain & Freight increased $26 million in the second quarter of 2015 ($42 million year-to-date), due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions, as well as revenue from contractual domestic air transportation services provided to the U.S. Postal Service.
Operating Expenses
Forwarding and logistics adjusted operating expenses decreased $142 million for the second quarter of 2015 compared with 2014 ($148 million year-to-date). This decrease was mostly driven by currency exchange rate movements and lower fuel expense.
Purchased transportation expense decreased by $112 million in the second quarter ($123 million year-to-date), primarily due to the impact of foreign currency exchange rates, lower volume and tonnage in our international air freight forwarding business, lower base rates and lower fuel surcharge rates charged to us by third-party transportation carriers. The remaining operating expense decrease in forwarding and logistics was related to several other expense categories, including depreciation, security costs and payroll and benefits.
Freight adjusted operating expenses decreased $9 million in the second quarter of 2015. Total adjusted cost per LTL shipment decreased by 1.8%. The decrease in adjusted operating expense was largely due to the cost associated with operating our linehaul network, which decreased $26 million, and was driven by a reduction in expense for outside transportation carriers (largely due to lower fuel surcharges passed to us from the carriers). These benefits were partially offset by an increase in pick-up and delivery expenses of $3 million and other operating expenses of $14 million. The increase in pick-up and delivery costs were primarily due to contractual union wage increases, while the growth in other operating expenses was largely due to higher pension costs (impacted by lower discount rates for UPS-sponsored plans) and increased health and welfare expenses (impacted by higher contribution rates into multiemployer plans).
On a year-to-date basis, Freight adjusted operating expenses increased $13 million. The increase in adjusted operating expense was largely due to pick-up and delivery expenses (increase of $10 million) and other operating expenses (increase of $32 million), partially offset by a decrease in the cost of operating our linehaul network (decrease of $27 million).
Operating expenses for the other businesses within Supply Chain & Freight increased $14 million in the second quarter of 2015 compared with 2014 ($24 million year-to-date).
Operating Profit and Margin
Adjusted operating profit for the forwarding and logistics unit increased by $29 million in the second quarter of 2015 compared with 2014 ($32 million year-to-date), and was impacted by several factors. Operating results for the international air forwarding business improved, as the rates at which we procure capacity from third party air carriers decreased faster than the rates we charge our customers. The net impact of currency (remeasurement and translation gains and losses) and revenue management initiatives had a positive impact on operating profit. We also increased profitability in our ocean freight and mail services units for the quarter, as a result of cost controls and solid operating margin increases; despite a slight decline in ocean freight shipments in tonnage. However, investments in technology and infrastructure continued to pressure distribution margins during the second quarter of 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Adjusted operating profit for our freight unit decreased $10 million in the second quarter of 2015 compared with 2014 ($16 million year-to-date), as increased pension and healthcare costs, contractual union wage increases and declines in tonnage more than offset the increased yields and productivity realized during the quarter.
The combined operating profit for all of our other businesses in this segment increased $12 million in the second quarter of 2015 compared with 2014 ($18 million year-to-date), primarily due to higher operating profit at The UPS Store, UPS Capital and UPS Customer Solutions, as well as the contractual domestic air transportation services provided to the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	%	2015	2014	%
Operating Expenses (in millions):
Compensation and Benefits	$7,502	$8,375	(10.4)%	$15,066	$15,640	(3.7)%
Health and Welfare Plan Charges	—	(1,066)			(1,066)
Adjusted Compensation and Benefits	7,502	7,309	2.6%	15,066	14,574	3.4%

Repairs and Maintenance	357	341	4.7%	707	670	5.5%
Depreciation and Amortization	510	473	7.8%	1,016	941	8.0%
Purchased Transportation	1,777	1,988	(10.6)%	3,631	3,896	(6.8)%
Fuel	639	980	(34.8)%	1,283	1,952	(34.3)%
Other Occupancy	230	241	(4.6)%	524	538	(2.6)%
Other Expenses	1,120	1,123	(0.3)%	2,212	2,150	2.9%

Total Operating Expenses	$12,135	$13,521	(10.3)%	$24,439	$25,787	(5.2)%
Adjusted Total Operating Expenses	$12,135	$12,455	(2.6)%	$24,439	$24,721	(1.1)%

			$			$
Currency (Benefit) Cost			$(312)			$(596)
Compensation and Benefits
Compensation costs increased $78 million for the second quarter of 2015 compared with 2014 ($151 million year-to-date). Compensation costs for hourly employees increased largely due to a 1.8% increase in average daily union labor hours in the second quarter (1.9% year-to-date), which was impacted by volume growth and an overall increase in the size of the workforce. Compensation costs for management employees increased primarily due to a merit salary increase, growth in the overall size of the workforce, and an increase in incentive compensation.
Adjusted benefits expense increased $115 million for the second quarter of 2015 compared with 2014 ($341 million year-to-date), primarily due to increased health and welfare costs, pension expense, vacation, holiday and excused absence expenses and workers compensation costs. These factors are discussed further as follows:

•
Adjusted health and welfare costs increased $29 million for the second quarter of 2015 compared with 2014 ($82 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and higher union labor hours.

•
Pension expense increased $84 million for the second quarter of 2015 compared with 2014 ($167 million year-to-date). The expense for UPS-sponsored pension plans increased due to lower discount rates, changes in mortality assumptions and higher Pension Benefit Guaranty Corporation premiums. The expense for multiemployer pension plans increased due to contractual contribution rate increases and higher union labor hours.

•
Vacation, holiday and excused absence expense increased $11 million in the second quarter of 2015 compared with 2014 ($24 million year-to-date), due to salary increases and growth in the overall size of the workforce.

•
Workers compensation expense increased $1 million in the second quarter of 2015 compared with 2014 ($63 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. We experienced less favorable actuarial adjustments in 2015 compared with 2014, resulting in the increased expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The $16 million increase in repairs and maintenance expense for the second quarter ($37 million year-to-date) was primarily due to higher aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets.
Depreciation and Amortization
Depreciation and amortization expense increased $37 million in the second quarter of 2015 compared with 2014 ($75 million year-to-date), primarily due to two factors: (1) Depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations; and (2) Amortization expense increased largely due to internally developed capitalized software, as well as intangible assets resulting from business acquisitions.
Purchased Transportation
The $211 million decrease in purchased transportation expense charged to us by third-party air, ocean and truck carriers for the second quarter of 2015, compared with 2014 ($265 million year-to-date), was driven by several factors:

•
Expense for our U.S. Domestic Package segment decreased $83 million for the second quarter ($123 million year-to-date), primarily due to lower fuel surcharges passed to us from rail carriers, as well as the lower overall usage of outside transportation carriers. The usage of outside transportation carriers in 2015 compared with 2014 has been impacted by several factors, including rail carrier service issues and adverse weather conditions.

•
Expense for our International Package segment decreased $11 million in the second quarter ($31 million year-to-date), primarily due to the impact of currency exchange rate movements as well as lower fuel surcharges passed to us from outside transportation providers. These factors were partially offset by international volume growth.

•
Expense for our UPS Freight business decreased $5 million in the second quarter due to lower tonnage and fuel surcharges from outside transportation providers. Year-to-date expense increased $12 million year-to-date, largely due to increased LTL and brokerage volume, which resulted in the increased use of outside transportation carriers.

•
Expense for our forwarding and logistics business decreased $112 million in the second quarter ($123 million year-to-date), largely due to decreased volume and tonnage in our international air freight business, the impact of currency exchange rate movements and lower fuel surcharges passed to us from outside transportation carriers.

Fuel
The $341 million decrease in fuel expense for the second quarter of 2015 ($669 million year-to-date), compared with 2014, was driven by lower jet fuel, diesel and unleaded gasoline prices, which resulted in a decrease in fuel expense of $325 million for the second quarter ($673 million year-to-date). There was also lower fuel usage, which resulted in an overall decrease in expense of $16 million for the second quarter (flat year-to-date), largely due to an increase in average miles per gallon, which was partially offset by an increase in vehicle miles driven and aircraft block hours due to volume growth.
Other Occupancy
The $11 million decrease in other occupancy expense in the second quarter of 2015 ($14 million year-to-date) was primarily due to a decline in natural gas and electric utility expenses. This decline was impacted by lower energy prices and power usage.
Other Expenses
Other expenses were relatively flat in the second quarter of 2015, while increasing $62 million on a year-to-date basis. Transportation equipment rental expense increased $14 million year-to-date and was driven by the growth in package volume. Automotive liability insurance expense increased $14 million year-to-date largely due to actuarial adjustments to our self-insurance reserve liabilities. We also incurred increases in several other expense categories on a year-to-date basis, including transportation security costs, advertising expenses, credit card fees, employee expense reimbursements (related to the implementation of ORION) and legal contingency expenses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	%	2015	2014	%
(in millions)
Investment Income	$4	$25	(84.0)%	$8	$25	(68.0)%
Interest Expense	$(86)	$(89)	(3.4)%	$(173)	$(179)	(3.4)%
Investment Income
The decrease in investment income for the second quarter and year-to-date of 2015 was due to a $11 million decrease in realized gains on the sales of investments ($11 million decrease year-to-date) and $5 million decrease from fair value adjustments on real estate partnerships ($1 million decrease year-to-date). The remaining decline in investment income of $5 million ($5 million year-to-date) was primarily due to decreases in lease income, fluctuations of investment balances and interest rates earned on invested assets.
Interest Expense
Interest expense decreased in the second quarter and year-to-date periods of 2015 largely due to having lower-yielding commercial paper comprise a greater proportion of our overall debt, as well as a decrease in effective interest rates mainly due to the termination of our British Pound Sterling cross-currency interest rate swaps.
Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	%	2015	2014	%
(in millions)
Income Tax Expense	$648	$229	183.0%	$1,212	$741	63.6%
Health and Welfare Plan Charges	—	401		—	401
Adjusted Income Tax Expense	$648	$630	2.9%	$1,212	$1,142	6.1%
Effective Tax Rate	34.5%	33.5%		34.9%	35.2%
Adjusted Effective Tax Rate	34.5%	36.0%		34.9%	36.0%

Our adjusted consolidated effective tax rate decreased to 34.5% in the second quarter of 2015 from 36.0% in the same period of 2014 (34.9% and 36.0% year-to-date, respectively) due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions and an increase in U.S. Federal and state tax credits realized in comparison to amounts previously estimated.
Our consolidated effective tax rate increased to 34.5% in the second quarter of 2015 compared with 33.5% in the same period of 2014, primarily due to the $1.066 billion pre-tax charge in the prior year associated with certain health and welfare benefit plan changes, which generated a tax benefit at a rate higher than the consolidated effective tax rate. This was partially offset by favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions and an increase in U.S. Federal and state tax credits realized in comparison to amounts previously estimated.
On a year-to-date basis, our consolidated effective tax rate decreased to 34.9% in 2015 from 35.2% in 2014 due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions and an increase in U.S. Federal and state tax credits realized in comparison to amounts previously estimated.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six Months Ended June 30,
	2015	2014
Net income	$2,256	$1,365
Non-cash operating activities (a)	1,670	2,645
Pension and postretirement plan contributions (UPS-sponsored plans)	(99)	(115)
Settlement of postretirement benefit obligation	—	(1,995)
Hedge margin receivables and payables	202	52
Income tax receivables and payables	115	69
Changes in working capital and other non-current assets and liabilities	141	(196)
Other sources (uses) of cash from operating activities	(46)	7
Net cash from operating activities	$4,239	$1,832
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Operating cash flow was adversely impacted by $2.062 billion in 2014 and $43 million in 2015 due to certain transactions resulting from the ratification of our collective bargaining agreement with the Teamsters:

•
We paid $1.995 billion to settle postretirement benefit obligations for certain Teamster employees, and paid an additional $276 million that was accounted for as a deposit until the ratification of certain other collective bargaining agreements.

•	We paid $204 million in 2014 for retroactive economic benefits under the collective bargaining agreement that were related to the period between August through December of 2013.

•	As of June 30, 2014, we received cash tax benefits of $413 million from the payments described above (through reduced U.S. Federal and State quarterly income tax payments).

•
We paid $53 million in 2015 for additional retroactive economic benefits and through June 30, 2015 we have received $10 million of cash tax benefits (through reduced U.S. Federal and State quarterly income tax payments).

Apart from the transactions described above, operating cash flow increased approximately $388 million in 2015 compared with 2014, largely due to higher net income, improvements in our working capital position, changes in hedge margin payables and receivables, reduced payments for income taxes and reduced pension and postretirement plan contributions. The net hedge margin collateral received from derivative counterparties increased by approximately $150 million in 2015 relative to 2014, due to the increased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs. The net cash payments for income taxes decreased in 2015 compared with 2014, and were impacted by the timing of current tax deductions and the receipt of tax refunds. The factors above were partially offset by the impact of a legal settlement.
As of June 30, 2015, our worldwide holdings of cash and cash equivalents were $3.430 billion, of which $1.272 billion was held by non-U.S. subsidiaries. The amount of cash held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) investing activities	$(2,776)	$(1,802)

Capital Expenditures:
Buildings and facilities	$(387)	$(207)
Aircraft and parts	(12)	(25)
Vehicles	(341)	(385)
Information technology	(218)	(196)
	$(958)	$(813)

Capital Expenditures as a % of Revenue	3.4%	2.9%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$8	$10
Net decrease (increase) in finance receivables	$(13)	$13
Net sales, maturities, and (purchases) of marketable securities	$(1,713)	$(959)
Cash paid for business acquisitions	$(90)	$(22)
Other (uses) of cash for investing activities	$(10)	$(31)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first six months of 2015 compared with 2014 due to several facility automation and capacity expansion projects as well as the timing of payments for property, plant and equipment acquired in 2014 but not paid for until 2015. Capital spending on aircraft in both 2015 and 2014 primarily related to purchases of rotable parts for our existing aircraft fleet. Capital spending on vehicles decreased in the first six months of 2015 in our U.S. and international package businesses, largely due to the timing of vehicle replacements. Capital spending on technology increased in the first six months of 2015, largely due to new capitalized software projects and increased spending on hardware.
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
The cash paid for business acquisitions was primarily related to our acquisitions of Poltraf Sp. z.o.o., Parcel Pro, Inc., and the Insured Parcel Services Division of G4S International Logistics in 2015, and Polar Speed Distribution Limited during 2014. Other investing activities include capital contributions into certain investment partnerships, changes in restricted cash balances, and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash From (Used in) Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) financing activities	$(252)	$(1,632)
Share Repurchases:
Cash expended for shares repurchased	$(1,348)	$(1,379)
Number of shares repurchased	(13.5)	(13.7)
Shares outstanding at period end	896	914
Percent reduction in shares outstanding	(1.0)%	(1.0)%
Dividends:
Dividends declared per share	$1.46	$1.34
Cash expended for dividend payments	$(1,270)	$(1,192)
Borrowings:
Net borrowings of debt principal	$2,403	$840
Other Financing Activities:
Cash received for common stock issuances	$140	$149
Other (uses) of cash for financing activities	$(177)	$(50)
Capitalization (as of June 30 each year):
Total debt outstanding at period end	$13,152	$11,842
Total shareowners’ equity at period end	1,968	5,585
Total capitalization	$15,120	$17,427
Debt to Total Capitalization %	87.0%	68.0%
We repurchased a total of 13.5 million shares of class A and class B common stock for $1.358 billion in the first six months of 2015, and 13.7 million shares for $1.363 billion for the first six months of 2014 ($1.348 and $1.379 billion in repurchases for 2015 and 2014, respectively, are reported on the statements of consolidated cash flows statement due to the timing of settlements). In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of June 30, 2015, we had $2.794 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2015.
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
Issuances and repayments of debt in the first six months of 2015 and 2014 consisted primarily of commercial paper. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
We had $2.547 billion outstanding under our U.S. commercial paper program, and an additional £420 million ($662 million) outstanding under our European commercial paper program, as of June 30, 2015. The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The average commercial paper balance outstanding was $1.568 billion and $416 million for the U.S. and European commercial paper programs, respectively, during the six months ended June 30, 2015. The average interest rate paid was 0.12% and 0.49% for the U.S. and European commercial paper programs, respectively, during the six months ended June 30, 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first six months of 2015 and 2014.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were ($46) and $102 million during the first six months of 2015 and 2014, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards was $175 and $154 million during the first six months of 2015 and 2014, respectively.
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
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of June 30, 2015 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Contractual Commitments
On July 31, 2015, we announced that we have entered into a definitive purchase agreement to acquire Coyote Logistics Holdings, LLC, a technology-driven, non-asset based truckload freight brokerage company for $1.8 billion. The closing, which is subject to customary conditions and regulatory approvals, is expected to take place in the third quarter of 2015. The transaction will be financed with available cash resources and through existing and new debt arrangements.

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
We are exposed to market risk from changes in foreign currency exchange rates, interest rates, equity prices, and certain commodity prices. This market risk arises in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of foreign exchange, interest rate, investment and commodity forward contracts, options and swaps.
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2015	December 31, 2014
Currency Derivatives	$515	$401
Interest Rate Derivatives	232	243
Investment Market Price Derivatives	(9)	—
	$738	$644
Our market risks, hedging strategies and financial instrument positions at June 30, 2015 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. In 2015, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Indian Rupee and Mexican Peso, as well as terminated forwards that expired during the first six months of 2015. We terminated currency option positions on the Euro, British Pound Sterling and Canadian Dollar that expired during the first six months of 2015. During the second quarter, we terminated our British Pound Sterling cross-currency interest rate swaps that would have matured in 2031 and 2050 and entered into new foreign currency forwards to manage the underlying currency volatility on our foreign currency denominated debt obligations. We also entered into new forwards to manage the market value fluctuations of certain investments in marketable securities. The remaining fair value changes between December 31, 2014 and June 30, 2015 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $753 million and were required to post $4 million in collateral with our counterparties as of June 30, 2015.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) A summary of our repurchases of our class A and class B common stock during the second quarter of 2015 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2015	4.5	$99.83	4.3	$3,039
May 1 – May 31, 2015	0.9	101.17	0.8	2,955
June 1 – June 30, 2015	1.6	100.14	1.6	2,794
Total April 1 – June 30, 2015	7.0	$100.07	6.7
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
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
Credit Agreement (364-Day Facility) dated March 27, 2015 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC as joint lead arrangers and joint bookrunners, Barclays Bank PLC, BNP Paribas and Société Générale as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ending March 31, 2015).

10.2	—
Credit Agreement (5 Year Facility) dated March 27, 2015 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC as joint lead arrangers and joint bookrunners, Barclays Bank PLC, BNP Paribas and Société Générale as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ending March 31, 2015).

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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 7, 2015	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)