Form 10-Q
period 2015-09-30
UNITED PARCEL SERVICE INC
filed 2015-11-05
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 194,272,074 Class A shares, and 696,142,653 Class B shares, with a par value of $0.01 per share, outstanding at October 26, 2015.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2014 or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2015 (unaudited) and December 31, 2014
(In millions)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,441	$2,291
Marketable securities	2,248	992
Accounts receivable, net	6,055	6,661
Deferred income tax assets	554	590
Other current assets	1,283	1,274
Total Current Assets	13,581	11,808
Property, Plant and Equipment, Net	18,163	18,281
Goodwill	3,442	2,184
Intangible Assets, Net	1,523	847
Non-Current Investments and Restricted Cash	483	489
Derivative Assets	455	515
Deferred Income Tax Assets	656	652
Other Non-Current Assets	699	695
Total Assets	$39,002	$35,471
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$4,557	$923
Accounts payable	2,058	2,754
Accrued wages and withholdings	2,317	2,373
Hedge margin liabilities	737	548
Self-insurance reserves	594	656
Other current liabilities	1,606	1,385
Total Current Liabilities	11,869	8,639
Long-Term Debt	10,044	9,864
Pension and Postretirement Benefit Obligations	11,992	11,452
Deferred Income Tax Liabilities	77	83
Self-Insurance Reserves	1,827	1,916
Other Non-Current Liabilities	1,245	1,359
Shareowners’ Equity:
Class A common stock (196 and 201 shares issued in 2015 and 2014)	2	2
Class B common stock (696 and 705 shares issued in 2015 and 2014)	7	7
Additional paid-in capital	—	—
Retained earnings	5,771	5,726
Accumulated other comprehensive loss	(3,851)	(3,594)
Deferred compensation obligations	51	59
Less: Treasury stock (1 share in 2015 and 2014)	(51)	(59)
Total Equity for Controlling Interests	1,929	2,141
Noncontrolling Interests	19	17
Total Shareowners’ Equity	1,948	2,158
Total Liabilities and Shareowners’ Equity	$39,002	$35,471
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$14,237	$14,290	$42,309	$42,337
Operating Expenses:
Compensation and benefits	7,458	7,217	22,524	22,857
Repairs and maintenance	362	341	1,069	1,011
Depreciation and amortization	527	485	1,543	1,426
Purchased transportation	1,926	2,049	5,557	5,945
Fuel	617	978	1,900	2,930
Other occupancy	241	241	765	779
Other expenses	1,122	1,025	3,334	3,175
Total Operating Expenses	12,253	12,336	36,692	38,123
Operating Profit	1,984	1,954	5,617	4,214
Other Income and (Expense):
Investment income	4	2	12	27
Interest expense	(83)	(87)	(256)	(266)
Total Other Income and (Expense)	(79)	(85)	(244)	(239)
Income Before Income Taxes	1,905	1,869	5,373	3,975
Income Tax Expense	648	655	1,860	1,396
Net Income	$1,257	$1,214	$3,513	$2,579
Basic Earnings Per Share	$1.40	$1.33	$3.90	$2.81
Diluted Earnings Per Share	$1.39	$1.32	$3.87	$2.78

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,257	$1,214	$3,513	$2,579
Change in foreign currency translation adjustment, net of tax	(141)	(251)	(344)	(248)
Change in unrealized gain (loss) on marketable securities, net of tax	—	(1)	1	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	(11)	210	6	169
Change in unrecognized pension and postretirement benefit costs, net of tax	28	27	80	(73)
Comprehensive income	$1,133	$1,199	$3,256	$2,428
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$3,513	$2,579
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,543	1,426
Pension and postretirement benefit expense	807	1,734
Pension and postretirement benefit contributions	(147)	(163)
Settlement of postretirement benefit obligation	—	(1,995)
Self-insurance provision	(148)	(277)
Deferred tax (benefit) expense	(198)	67
Stock compensation expense	452	430
Other (gains) losses	(79)	202
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	738	448
Other current assets	521	(60)
Accounts payable	(745)	(400)
Accrued wages and withholdings	(5)	(101)
Other current liabilities	214	312
Other operating activities	(51)	(11)
Net cash from operating activities	6,415	4,191
Cash Flows From Investing Activities:
Capital expenditures	(1,648)	(1,444)
Proceeds from disposals of property, plant and equipment	14	28
Purchases of marketable securities	(6,074)	(2,551)
Sales and maturities of marketable securities	4,821	1,856
Net (increase) decrease in finance receivables	(11)	23
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(1,925)	(22)
Other investing activities	(136)	(29)
Net cash (used in) investing activities	(4,959)	(2,139)
Cash Flows From Financing Activities:
Net change in short-term debt	3,546	1,066
Proceeds from borrowings	1,927	1,286
Repayments of borrowings	(1,699)	(1,021)
Purchases of common stock	(2,028)	(2,062)
Issuances of common stock	194	203
Dividends	(1,899)	(1,780)
Other financing activities	(201)	(105)
Net cash (used in) financing activities	(160)	(2,413)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(146)	(100)
Net Increase (Decrease) In Cash And Cash Equivalents	1,150	(461)
Cash And Cash Equivalents:
Beginning of period	2,291	4,665
End of period	$3,441	$4,204
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2015. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short and long-term debt in note 9 and our derivative instruments in note 14. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that simplifies the accounting for measurement-period adjustments related to business combinations. This update removes the requirement to retrospectively apply adjustments made to estimated amounts recognized in a business combination. This update permits the purchaser to adjust the estimated amounts in the reporting period in which the adjustment amounts are determined. This new guidance would have become effective for us in the first quarter of 2016; however, we have elected to early adopt this standard in the third quarter of 2015 as we expect it to reduce the complexity in the preparation of our consolidated financial statements. This accounting standards update did not have a material impact on our consolidated financial position or results of operations.
In June 2014, the FASB issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This new guidance became effective for us in the first quarter of 2015, and did not have a material impact on our consolidated financial position or results of operations.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Effective

In May 2015, the FASB issued an accounting standards update that changes the disclosure requirement for reporting investments at fair value. This update removes the requirement to categorize investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. These disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance will be applied retrospectively and becomes effective for us in the first quarter of 2016, but early adoption is permitted. At this time, we do not expect this new guidance to have a material impact on our consolidated balance sheets.

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability instead of a deferred charge. In August 2015, the FASB issued updated guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. This update allows an entity to defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will be applied retrospectively and becomes effective for us in the first quarter of 2016, but early adoption is permitted. At this time, we do not expect this new guidance to have a material impact on our consolidated balance sheets.
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition guidance for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date beginning after December 15, 2016. At this time, we do not expect this accounting standards update to have a material impact on our consolidated financial position or results of operations.
Other accounting pronouncements issued, but not effective until after September 30, 2015, are not expected to have a material impact on our consolidated financial position or results of operations.
NOTE 3. STOCK-BASED COMPENSATION
We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units, to eligible employees (restricted stock and stock units, restricted performance shares and performance units are herein referred to as "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date, and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units upon which they are earned.
The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the UPS Long-Term Incentive Performance Award program, Coyote Restricted Stock Award and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to the primary employee defined contribution savings plan are made in shares of UPS class A common stock.
Management Incentive Award Program ("MIP")
During the first quarter of 2015, we granted Restricted Units under MIP to certain eligible management employees. Restricted Units granted under MIP generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 5, 2015 (for U.S.-based employees) and March 30, 2015 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $101.46 and $97.27 on those dates, respectively.

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
For the two-thirds of the award related to consolidated operating return on invested capital and growth in consolidated revenue, we recognize the grant-date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned.  The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model.  This portion of the award was valued at a share payout of 65.86% of the target grant, and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.  Based on the date that the eligible management population and performance targets were approved for the 2015 LTIP Award, we determined the award measurement date to be March 26, 2015; therefore the target Restricted Units awarded were valued for stock compensation expense using the closing New York Stock Exchange price of $96.64 on that date.
Coyote Restricted Stock Award
In August 2015, we acquired Coyote Logistics Midco, Inc ("Coyote"), a US-based truckload freight brokerage company. During the third quarter of 2015, we granted Restricted Units to certain eligible Coyote management employees. The vesting of Restricted Units granted under this award will vary between one and four years with an equal number of restricted units vesting at each anniversary date. The entire grant is expensed on a straight-line basis over the requisite service period (except in the case of death, disability, or retirement, in which case immediate vesting occurs). Based on the date that the eligible management population was approved for the award, we determined the award measurement date to be August 18, 2015; therefore target Restricted Units awarded were valued for stock compensation expense using the closing New York Stock Exchange price of $102.76 on that date.
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
Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2015 and 2014 was $124 million pre-tax in each period. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2015 and 2014 was $452 and $430 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2015 and December 31, 2014 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2015:
Current trading marketable securities:
Corporate debt securities	$1,049	$—	$—	$1,049
Other investment securities	410	36	—	446
Total trading marketable securities	$1,459	$36	$—	$1,495

Current available-for-sale marketable securities:
U.S. government and agency debt securities	$327	$2	$—	$329
Mortgage and asset-backed debt securities	77	—	—	77
Corporate debt securities	339	1	(1)	339
Other investment securities	8	—	—	8
Total available-for-sale marketable securities	$751	$3	$(1)	$753

Total current marketable securities	$2,210	$39	$(1)	$2,248

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2014:
Current trading marketable securities:
Corporate debt securities	$388	$—	$—	$388
Other investment securities	42	—	—	42
Total trading marketable securities	$430	$—	$—	$430

Current available-for-sale marketable securities:
U.S. government and agency debt securities	$321	$1	$(1)	$321
Mortgage and asset-backed debt securities	89	1	(1)	89
Corporate debt securities	146	—	—	146
Other investment securities	6	—	—	6
Total available-for-sale marketable securities	$562	$2	$(2)	$562

Total current marketable securities	$992	$2	$(2)	$992
The net unrealized gains included in net income related to trading securities still held on the consolidated balance sheets for the three months ended September 30, 2015 and 2014 were $27 and $0 million, respectively ($36 and $0 million, respectively, for the nine months ended September 30, 2015 and 2014).
Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of September 30, 2015. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2015, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,423	$1,423
Due after one year through three years	420	421
Due after three years through five years	14	15
Due after five years	71	71
	1,928	1,930
Equity and other investment securities	282	318
	$2,210	$2,248
Restricted Cash and Non-Current Investments
We had restricted cash of $100 million related to proceeds from the Delaware County, Pennsylvania Industrial Development Authority facility bond issued in September 2015. The proceeds will be used to extinguish an existing facility bond due in December 2015. The restricted cash is reported in “other current assets” on the consolidated balance sheets.
We had $442 million of restricted cash related to our self-insurance requirements as of September 30, 2015 and December 31, 2014, which is reported in “non-current investments and restricted cash” on the consolidated balance sheets. This restricted cash is invested in money market funds and similar cash equivalent type assets.
At September 30, 2015 and December 31, 2014, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $22 and $28 million as of September 30, 2015 and December 31, 2014, respectively. The amounts described above are classified as “non-current investments and restricted cash” on the consolidated balance sheets, while the quarterly change in investment fair value is recognized in "investment income" on the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other non-current investments” in the tables below and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.13% and 7.81% as of September 30, 2015 and December 31, 2014, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2015:
Marketable Securities:
U.S. government and agency debt securities	$329	$—	$—	$329
Mortgage and asset-backed debt securities	—	77	—	77
Corporate debt securities	—	1,388	—	1,388
Other debt, equity and investment securities	—	454	—	454
Total marketable securities	329	1,919	—	2,248
Other non-current investments	19	—	40	59
Total	$348	$1,919	$40	$2,307

December 31, 2014:
Marketable Securities:
U.S. government and agency debt securities	$321	$—	$—	$321
Mortgage and asset-backed debt securities	—	89	—	89
Corporate debt securities	—	534	—	534
Other debt, equity and investment securities	—	48	—	48
Total marketable securities	321	671	—	992
Other non-current investments	19	—	64	83
Total	$340	$671	$64	$1,075

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2015 and 2014 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on July 1, 2015	$—	$48	$48
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(8)	(8)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2015	$—	$40	$40

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Marketable Securities	Other Non-Current Investments	Total
Balance on July 1, 2014	$—	$95	$95
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(11)	(11)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2014	$—	$84	$84

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2015 and 2014 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2015	$—	64	64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(24)	(24)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2015	$—	$40	$40

	Marketable Securities	Other Investments	Total
Balance on January 1, 2014	$—	110	110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(26)	(26)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2014	$—	$84	$84
There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2015 and December 31, 2014 consist of the following (in millions):

	2015	2014
Vehicles	$7,916	$7,542
Aircraft	15,813	15,801
Land	1,185	1,145
Buildings	3,214	3,276
Building and leasehold improvements	3,349	3,266
Plant equipment	7,764	7,649
Technology equipment	1,690	1,608
Equipment under operating leases	30	34
Construction-in-progress	475	299
	41,436	40,620
Less: Accumulated depreciation and amortization	(23,273)	(22,339)
	$18,163	$18,281

We monitor all property, plant and equipment for any indicators of potential impairment. No impairment charges on property, plant and equipment were recorded during the three and nine months ended September 30, 2015 and 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2015 and 2014 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Three Months Ended September 30:
Service cost	$382	$284	$8	$12	$12	$10
Interest cost	423	401	30	33	11	12
Expected return on assets	(622)	(564)	(5)	(6)	(15)	(15)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	42	42	2	1	—	1
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	—	—	—
Settlement and curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$225	$163	$35	$40	$8	$8

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Nine Months Ended September 30:
Service cost	$1,145	$853	$25	$51	$37	$37
Interest cost	1,270	1,203	91	119	33	38
Expected return on assets	(1,866)	(1,693)	(13)	(18)	(46)	(45)
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	126	127	4	(2)	1	(2)
Other net (gain) loss	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	746	—	—
Settlement and curtailment loss	—	—	—	320	—	—
Net periodic benefit cost	$675	$490	$107	$1,216	$25	$28
During the first nine months of 2015, we contributed $66 and $81 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $1.054 billion and $23 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015 and December 31, 2014 we had $873 and $878 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 47 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2015 and December 31, 2014 was $854 and $913 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
On September 25, 2015, the Central States Pension Fund ("CSPF") submitted a proposed pension rescue plan to the U.S. Department of Treasury under the Multiemployer Pension Reform Act of 2014 ("MPRA").  The CSPF plan proposes to make retirement benefit reductions to CSPF participants, including to the benefits of UPS employee participants retiring on or after January 1, 2008.  In 2007, UPS fully funded its allocable share of the unfunded vested benefits in the CSPF when it was agreed that UPS could withdraw from the CSPF.  Under a collective bargaining agreement with the IBT, UPS agreed to provide supplemental benefits under the UPS/IBT Full-Time Employee Pension Plan to offset the effect of certain benefit reductions by the CSPF applicable to UPS participants retiring on or after January 1, 2008.  UPS is reviewing the CSPF’s proposed plan to evaluate the validity of the actions taken by the CSPF, the plan’s compliance with the MPRA and its potential impact on UPS’s funding obligations under the UPS/IBT Full-Time Employee Pension Plan.
We are not able to estimate a range of additional obligations, if any, or determine whether any such amounts are material, due to uncertainties regarding the validity of actions taken by the CSPF, incomplete information regarding the CSPF’s proposed benefit reductions, uncertainties regarding the process and standards under the MPRA, whether the proposed plan complies with the MPRA, the effect of various discount rates and other actuarial assumptions. We intend to vigorously challenge any proposed plan that does not fully comply with the law.
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
We recorded a pre-tax charge of $1.066 billion ($665 million after-tax) in the second quarter of 2014 for the health and welfare plan changes described above. The components of this charge, which were included in "compensation and benefits" expense in the statement of consolidated income, are as follows:

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
Balance Sheet and Cash Flow Impact:
During the second quarter of 2014, as part of the health and welfare plan changes described previously, we transferred cash totaling $2.271 billion to the Funds, which was accounted for as a settlement of our postretirement benefit obligations. As of September 30, 2014, we had received approximately $563 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) and we received the remaining cash tax benefits of approximately $291 million resulting from these payments over the remainder of 2014.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2015 and December 31, 2014 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2014:	$—	$449	$1,735	$2,184
Acquired	709	—	609	1,318
Currency / Other	—	(23)	(37)	(60)
September 30, 2015:	$709	$426	$2,307	$3,442
The goodwill acquired in the U.S Domestic Package segment was related to our August 2015 acquisition of Coyote Logistics Midco, Inc ("Coyote"). The goodwill acquired in the Supply Chain & Freight segment was related to our August 2015 acquisition of Coyote, our May 2015 acquisition of Parcel Pro, Inc. ("Parcel Pro"), our June 2015 acquisition of the Insured Parcel Services division of G4S International Logistics ("IPS") and our March 2015 acquisition of Poltraf Sp. z.o.o. ("Poltraf"). The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The purchase price allocations for Coyote, Parcel Pro, and IPS have not been finalized. See note 8 for further discussion of these acquisitions.
The majority of the remaining change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of September 30, 2015 and December 31, 2014 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2015:
Capitalized software	$2,672	$(1,979)	$693
Licenses	214	(163)	51
Franchise rights	122	(81)	41
Customer relationships	513	(22)	491
Trademarks, patents, and other	261	(14)	247
Total Intangible Assets, Net	$3,782	$(2,259)	$1,523
December 31, 2014:
Capitalized software	$2,641	$(1,997)	$644
Licenses	217	(133)	84
Franchise rights	117	(77)	40
Customer relationships	123	(66)	57
Trademarks, patents, and other	31	(9)	22
Total Intangible Assets, Net	$3,129	$(2,282)	$847
As described in note 8, intangible assets increased by $658 million related to the acquisition of Coyote in the third quarter of 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. BUSINESS COMBINATIONS
In March 2015, we acquired Poltraf, a Polish-based pharmaceutical logistics company recognized for its temperature-sensitive warehousing and transportation solutions. In May 2015, we acquired Parcel Pro and in June 2015, we acquired IPS, both are businesses that provide services and insurance coverage for the transport of high value luxury goods. These acquisitions were funded with cash from operations. These acquisitions were not material to our consolidated financial position or results of operations.
In August 2015, we acquired Coyote, a U.S.-based truckload freight brokerage company for $1.853 billion. This acquisition will allow us to expand our existing portfolio by adding large scale truckload freight brokerage and transportation management services to our existing supply chain and freight businesses. The acquisition was funded using cash from operations and issuances of commercial paper.
The following table summarizes the estimated fair values of the Coyote assets acquired and liabilities assumed at the acquisition date. We have engaged a third-party to prepare valuations for certain intangible assets; therefore, the initial estimates of purchase price, intangible assets, goodwill and deferred income taxes are subject to change. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition.

Coyote Assets Acquired and (Liabilities) Assumed	As of Acquisition Date (in millions)
Cash and cash equivalents	$19
Accounts receivable	249
Current deferred income tax assets	11
Other current assets	2
Property, plant, and equipment	17
Goodwill	1,246
Intangible assets	658
Restricted cash and non-current marketable securities	2
Accounts payable and other current liabilities	(134)
Non-current deferred income tax liability	(215)
Other non-current liabilities	(2)
Total purchase price	$1,853

The goodwill recognized of approximately $1.246 billion is attributable to synergies anticipated from more efficient usage of our existing transportation networks and the assembled workforce of Coyote. We have allocated $709 and $537 million of the recognized goodwill to the U.S. Domestic Package and Supply Chain & Freight segments, respectively. None of the goodwill is expected to be deductible for income tax purposes.
The intangible assets acquired of approximately $658 million primarily consist of $426 million of customer relationships (amortized over 10 years), $27 million of non-compete agreements (amortized over 4 years), and $200 million of trademarks and trade name, which have an indefinite useful life. As noted earlier, the fair value of the acquired intangible assets are estimates and are subject to change depending on the final valuation report. The carrying value of acquired accounts receivable approximates fair value.
We recognized approximately $17 million of acquisition related costs that were expensed in the current period. These costs are included in "other expenses" within the statements of consolidated income.
The financial results of these acquired businesses are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2015 and December 31, 2014 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2015	2014
Commercial paper	$4,402	2015	$4,401	$772
Fixed-rate senior notes:
1.125% senior notes	375	2017	374	370
5.50% senior notes	750	2018	798	802
5.125% senior notes	1,000	2019	1,082	1,076
3.125% senior notes	1,500	2021	1,641	1,617
2.45% senior notes	1,000	2022	1,006	977
6.20% senior notes	1,500	2038	1,482	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	368	367
8.375% Debentures:
8.375% debentures	424	2020	483	480
8.375% debentures	276	2030	283	283
Pound Sterling notes:
5.50% notes	101	2031	97	99
5.125% notes	690	2050	655	673
Floating rate senior notes	567	2049-2065	562	459
Capital lease obligations	431	2015-3005	431	505
Facility notes and bonds	420	2015-2045	420	320
Other debt	29	2015-2022	29	17
Total Debt	$14,340		14,601	10,787
Less: Current Maturities			(4,557)	(923)
Long-term Debt			$10,044	$9,864
Debt Issuances
In September 2015, we issued floating rate senior notes with principal balances of $104 million that bear interest at three-month LIBOR less 30 basis points. These notes mature in 2065.
In September 2015, we entered into an agreement with the Delaware County, Pennsylvania Industrial Development Authority, associated with our Philadelphia, Pennsylvania airport facilities, for bonds issued with a principal balance of $100 million. These bonds, which are due September 2045, bear interest at a variable rate.
Sources of Credit
We are authorized to borrow up to $10.0 billion under the U.S. commercial paper program we maintain. We had $4.060 billion outstanding under this program as of September 30, 2015, with an average interest rate of 0.14%. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. We had £225 million ($342 million) outstanding under this program as of September 30, 2015 with an average interest rate of 0.50%. As of September 30, 2015, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 26, 2016. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2015.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 27, 2020. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2015.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2015 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2015, 10% of net tangible assets was equivalent to $2.217 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $15.697 and $12.257 billion as of September 30, 2015 and December 31, 2014, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
NOTE 10. LEGAL PROCEEDINGS AND CONTINGENCIES
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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al. an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. The court has scheduled a trial for February 2016, limited to the claim of the class representative. After that trial is complete, the court will consider how to proceed with respect to the claims of the other class members.
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
Other Matters
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. After two rounds of motions to dismiss, in October 2014, UPS entered into a settlement agreement with the plaintiffs to settle the remaining claims asserted against UPS for an immaterial amount. The court granted preliminary approval of the settlement on December 16, 2014. The settlement is subject to final court approval, which is currently scheduled to be considered by the Court in November 2015.

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
We are cooperating with the Brazil investigation, and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending the matter and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law that could be of importance to the ultimate resolutions of this matter, including the calculation of any potential fine; and (3) there is uncertainty about the time period that is the subject of the investigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In January 2014, we received a Civil Investigative Demand from the DOJ seeking documents related to possible damages under the False Claims Act ("FCA") in connection with delivery services provided to government customers where guaranteed commitment times allegedly were not met. The General Services Administration - Office of Inspector General had previously sought similar documents. We also have been contacted by multiple states requesting this information. The Company cooperated with these inquiries and has reached agreements with the DOJ and a group of state and local governments to resolve all of their respective claims. The terms of the settlements did not have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. In September 2015, the Court granted in part UPS’s motion to dismiss, dismissing some of plaintiffs’ claims but permitting others to proceed. Discovery is ongoing. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2015, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued; as of September 30, 2015, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	2015		2014
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	201	$2	212	$2
Common stock purchases	(3)	—	(4)	—
Stock award plans	4	—	4	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(8)	—	(11)	—
Class A shares issued at end of period	196	$2	203	$2
Class B Common Stock
Balance at beginning of period	705	$7	712	$7
Common stock purchases	(17)	—	(17)	—
Conversions of class A to class B common stock	8	—	11	—
Class B shares issued at end of period	696	$7	706	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		391		359
Common stock purchases		(567)		(630)
Common stock issuances		245		218
Option premiums received (paid)		(69)		53
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$5,726		$6,925
Net income attributable to common shareowners		3,513		2,579
Dividends ($2.19 and $2.01 per share)		(2,000)		(1,863)
Common stock purchases		(1,468)		(1,412)
Balance at end of period		$5,771		$6,229
In total, we repurchased 20.2 million shares of class A and class B common stock for $2.035 billion during the nine months ended September 30, 2015, and 20.6 million shares for $2.042 billion during the nine months ended September 30, 2014. In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of September 30, 2015, we had $2.117 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2015, we entered into an accelerated share repurchase program which allowed us to repurchase 3.9 million shares for $400 million. The program was completed in September 2015.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $(69) and $53 million during the first nine months of 2015 and 2014, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of September 30, 2015, we had outstanding options for the purchase of 2.6 million shares, with a weighted average strike price of $88.49 per share, that will settle in the fourth quarter of 2015 and first quarter of 2016.
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2015 and 2014 is as follows (in millions):

	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(457)	$(126)
Translation adjustment (net of tax effect of $0 and $11)	(344)	(248)
Balance at end of period	(801)	(374)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	—	(1)
Current period changes in fair value (net of tax effect of $1 and $1)	1	1
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	1	—
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	61	(219)
Current period changes in fair value (net of tax effect of $71 and $77)	119	129
Reclassification to earnings (net of tax effect of $(67) and $24)	(113)	40
Balance at end of period	67	(50)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,198)	(114)
Reclassification to earnings (net of tax effect of $51 and $447)	80	742
Remeasurement of plan assets and liabilities (net of tax effect of $0 and $(488))	—	(815)
Balance at end of period	(3,118)	(187)
Accumulated other comprehensive income (loss) at end of period	$(3,851)	$(611)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2015 and 2014 is as follows (in millions):

Three Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2015	2014
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$—	$—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(6)	Interest expense
Foreign exchange contracts	—	(43)	Interest expense
Foreign exchange contracts	67	(11)	Revenue
Income tax (expense) benefit	(22)	23	Income tax expense
Impact on net income	39	(37)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(44)	(44)	Compensation and benefits
Settlement and curtailment loss	—	—	Compensation and benefits
Remeasurement of benefit obligation	—	—	Compensation and benefits
Income tax (expense) benefit	16	17	Income tax expense
Impact on net income	(28)	(27)	Net income

Total amount reclassified for the period	$11	$(64)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2015	2014
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$—	$—	Investment income
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(18)	(17)	Interest expense
Foreign exchange contracts	(25)	(15)	Interest expense
Foreign exchange contracts	223	(32)	Revenue
Income tax (expense) benefit	(67)	24	Income tax expense
Impact on net income	113	(40)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(131)	(123)	Compensation and benefits
Settlement and curtailment loss	—	(320)	Compensation and benefits
Remeasurement of benefit obligation	—	(746)	Compensation and benefits
Income tax (expense) benefit	51	447	Income tax expense
Impact on net income	(80)	(742)	Net income

Total amount reclassified for the period	$33	$(782)	Net income
Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the nine months ended September 30, 2015 and 2014 is as follows (in millions):

	2015		2014
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$59		$69
Reinvested dividends		3		2
Benefit payments		(11)		(12)
Balance at end of period		$51		$59
Treasury Stock:
Balance at beginning of period	(1)	$(59)	(1)	$(69)
Reinvested dividends	—	(3)	—	(2)
Benefit payments	—	11	—	12
Balance at end of period	(1)	$(51)	(1)	$(59)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $2 and $3 million for the nine months ended September 30, 2015 and 2014, respectively, mainly due to noncontrolling interests associated with acquisitions during the period.

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
Supply Chain & Freight
Supply Chain & Freight includes the operations of our forwarding, logistics, Coyote and freight operating segments, as well as other businesses. Our forwarding, logistics and Coyote units, provide services in more than 195 countries and territories worldwide, and includes supply chain design and management, freight distribution, customs brokerage, truckload freight brokerage, mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other business units within this segment include The UPS Store and UPS Capital.
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
Segment information for the three and nine months ended September 30, 2015 and 2014 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
U.S. Domestic Package	$8,860	$8,691	$26,482	$25,847
International Package	2,959	3,183	8,974	9,562
Supply Chain & Freight	2,418	2,416	6,853	6,928
Consolidated	$14,237	$14,290	$42,309	$42,337
Operating Profit:
U.S. Domestic Package	$1,258	$1,279	$3,483	$2,415
International Package	507	460	1,557	1,342
Supply Chain & Freight	219	215	577	457
Consolidated	$1,984	$1,954	$5,617	$4,214

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareowners	$1,257	$1,214	$3,513	$2,579
Denominator:
Weighted average shares	893	911	898	916
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	1	1	2	1
Denominator for basic earnings per share	895	913	901	918
Effect of dilutive securities:
Restricted units	7	8	6	8
Stock options	1	1	1	1
Denominator for diluted earnings per share	903	922	908	927
Basic earnings per share	$1.40	$1.33	$3.90	$2.81
Diluted earnings per share	$1.39	$1.32	$3.87	$2.78
Diluted earnings per share for the three months ended September 30, 2015 and 2014 excluded the effect of 0.2 and 0.1 million shares of common stock, respectively (0.2 and 0.1 million for the nine months ended September 30, 2015 and 2014, respectively), that may be issued upon the exercise of employee stock options because such effect would be antidilutive.
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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At September 30, 2015 and December 31, 2014, we held cash collateral of $737 and $548 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the zero threshold bilateral collateral provisions described above, we were required to post $0 and $1 million in collateral with our counterparties as of September 30, 2015 and December 31, 2014, respectively. As of those dates, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.

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
Outstanding Positions
As of September 30, 2015 and December 31, 2014, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2015		December 31, 2014
Currency hedges:
British Pound Sterling	GBP	1,223	GBP	1,149
Canadian Dollar	CAD	252	CAD	293
Euro	EUR	1,842	EUR	2,833
Indian Rupee	INR	205	INR	85
Malaysian Ringgit	MYR	—	MYR	150
Mexican Peso	MXN	2,571	MXN	152

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$779		$779
Interest Rate Basis Swaps		$—		$1,500

Investment market price hedges:
Marketable Securities	EUR	251	EUR	—

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$357	$204	$357	$204
Foreign exchange contracts	Derivative assets	Level 2	109	229	109	229
Interest rate contracts	Derivative assets	Level 2	275	227	262	194
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	5	2	5	2
Interest rate contracts	Derivative assets	Level 2	71	59	64	57
Total Asset Derivatives			$817	$721	$797	$686

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedges:
Foreign exchange contracts	Other non-current liabilities	Level 2	$—	$34	$—	$34
Interest rate contracts	Other non-current liabilities	Level 2	13	35	—	2
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	3	—	3	—
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Investment market price contracts	Other current liabilities	Level 2	36	—	36	—
Interest rate contracts	Other non-current liabilities	Level 2	25	7	18	5
Total Liability Derivatives			$77	$77	$57	$42
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and nine months ended September 30, 2015 and 2014 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2015	2014
Interest rate contracts	$(1)	$—
Foreign exchange contracts	44	277
Total	$43	$277

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2015	2014
Interest rate contracts	$(1)	$(3)
Foreign exchange contracts	191	209
Total	$190	$206
As of September 30, 2015, $305 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended September 30, 2016. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 17 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2015 and 2014.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2015 and 2014 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2015	2014			2015	2014
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$80	$(49)	Fixed-Rate Debt and Capital Leases	Interest Expense	$(80)	$49
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$71	$34	Fixed-Rate Debt and Capital Leases	Interest Expense	$(71)	$(34)

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and nine months ended September 30, 2015 and 2014 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2015	2014
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$(2)	$(1)
Foreign exchange contracts	Other Operating Expenses	2	24
Foreign exchange contracts	Investment Income	14	(5)
Foreign exchange contracts	Interest Expense	(30)	—
Investment market price contracts	Investment Income	(27)	—
		$(43)	$18
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$(5)	$(4)
Foreign exchange contracts	Other Operating Expenses	18	20
Foreign exchange contracts	Investment Income	49	(3)
Foreign exchange contracts	Interest Expense	6	—
Investment market price contracts	Investment Income	(36)	—
		$32	$13

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
Our effective tax rate decreased to 34.0% in the third quarter of 2015 compared with 35.0% in the same period of 2014, primarily due to $23 million of net discrete tax benefits related to adjustments of prior years' deferred tax balances, the U.S. tax liability accrual associated with a planned distribution of cash from a Canadian subsidiary to its U.S. parent and increases in our reserves for uncertain tax positions. In addition, there were favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions and an increase in U.S. Federal and state tax credits relative to total pre-tax income.
On a year-to-date basis, our effective tax rate decreased to 34.6% in 2015 from 35.1% in 2014, primarily due to the $1.066 billion pre-tax charge associated with certain health and welfare benefit plan changes (see note 6), which generated a tax benefit at a rate higher than the effective tax rate in 2014, favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions, an increase in U.S. Federal and state tax credits relative to total pre-tax income and the $23 million of net discrete tax benefits described above.
During the reconciliation of our deferred tax balances after the filing of our annual federal and state tax returns, we identified adjustments to be made in the prior years’ deferred tax balances. These deferred tax balances were adjusted in the quarter ended September 30, 2015, which resulted in a reduction of income tax expense of approximately $66 million. This adjustment was not material to the consolidated balance sheets or statements of consolidated income.
In relation to our acquisition of Coyote Logistics (see note 8), we plan to distribute approximately $500 million of cash held by a Canadian subsidiary to its U.S. parent during the fourth quarter of 2015. As a result of the intended distribution, we recorded income tax expense of approximately $21 million during the third quarter of 2015. For undistributed earnings remaining in our foreign subsidiaries after the distribution that have not been previously taxed, we have the ability and intent to indefinitely reinvest those earnings and accordingly, deferred taxes have not been provided.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic environment has been mixed this year as improved consumer conditions were somewhat offset by decelerating industrial production and slowing inventory growth. We continue to see modest GDP growth, yet U.S. manufacturing remains weak, hindering the pace of expansion in the overall small package delivery market. Low inflation and lower fuel prices persisted in the economy, giving consumers more purchasing power despite weak wage growth. The strengthening U.S. Dollar resulted in shifting trade patterns with U.S. export growth slowing. Growth in e-commerce and omni-channel retail sales has driven package volume demand for residential products. Given these trends, overall volume grew slowly during the third quarter, with those products most aligned with the retail industry and e-commerce in particular experiencing the most growth.
Global GDP forecasts have come down in European markets, including Germany, Poland and the U.K. Manufacturing activity has slowed considerably in China, which has hindered exports from Asia. The uneven nature of economic growth worldwide, combined with a trend towards more intra-regional trade, has continued the shifting of trade patterns and weakened demand in certain trade lanes. As a result of these circumstances, we continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has remained challenging in 2015, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our transportation network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of our On Road Integrated Optimization and Navigation system - "ORION") should increase our network capacity, and improve operational efficiency, flexibility and reliability. Additionally, we have continued to utilize newly expanded operating facilities to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	%	2015	2014	%
Revenue (in millions)	$14,237	$14,290	(0.4)%	$42,309	$42,337	(0.1)%
Operating Expenses (in millions)	12,253	12,336	(0.7)%	36,692	38,123	(3.8)%
Operating Profit (in millions)	$1,984	$1,954	1.5%	$5,617	$4,214	33.3%
Operating Margin	13.9%	13.7%		13.3%	10.0%
Average Daily Package Volume (in thousands)	17,133	17,084	0.3%	17,269	16,982	1.7%
Average Revenue Per Piece	$10.48	$10.72	(2.2)%	$10.55	$10.78	(2.1)%
Net Income (in millions)	$1,257	$1,214	3.5%	$3,513	$2,579	36.2%
Basic Earnings Per Share	$1.40	$1.33	5.3%	$3.90	$2.81	38.8%
Diluted Earnings Per Share	$1.39	$1.32	5.3%	$3.87	$2.78	39.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results were affected by the following item (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Expenses:
Health and Welfare Plan Charges	$—	$—	$—	$1,066
Income Tax Expense:
Income Tax Expense (Benefit) from the Item Above	—	—	—	(401)
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	%	2015	2014	%
Average Daily Package Volume (in thousands):
Next Day Air	1,285	1,235	4.0%	1,252	1,241	0.9%
Deferred	1,141	1,008	13.2%	1,163	1,027	13.2%
Ground	12,114	12,209	(0.8)%	12,208	12,124	0.7%
Total Avg. Daily Package Volume	14,540	14,452	0.6%	14,623	14,392	1.6%
Average Revenue Per Piece:
Next Day Air	$19.90	$20.70	(3.9)%	$20.01	$20.51	(2.4)%
Deferred	11.91	12.82	(7.1)%	11.90	12.78	(6.9)%
Ground	8.02	7.97	0.6%	8.11	7.98	1.6%
Total Avg. Revenue Per Piece	$9.37	$9.40	(0.3)%	$9.43	$9.40	0.3%
Operating Days in Period	65	64		192	191
Revenue (in millions):
Next Day Air	$1,662	$1,636	1.6%	$4,810	$4,862	(1.1)%
Deferred	883	827	6.8%	2,657	2,507	6.0%
Ground	6,315	6,228	1.4%	19,015	18,478	2.9%
Total Revenue	$8,860	$8,691	1.9%	$26,482	$25,847	2.5%
Operating Expenses (in millions):
Operating Expenses	$7,602	$7,412	2.6%	$22,999	$23,432	(1.8)%
Health and Welfare Plan Charges	—	—		—	(957)
Adjusted Operating Expenses	$7,602	$7,412	2.6%	$22,999	$22,475	2.3%
Operating Profit (in millions) and Margin:
Operating Profit	$1,258	$1,279	(1.6)%	$3,483	$2,415	44.2%
Adjusted Operating Profit	$1,258	$1,279	(1.6)%	$3,483	$3,372	3.3%
Operating Margin	14.2%	14.7%		13.2%	9.3%
Adjusted Operating Margin	14.2%	14.7%		13.2%	13.0%
Revenue
The change in overall revenue was impacted by the following factors in 2015 compared with the corresponding periods of 2014:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2015 vs. 2014	2.2%	2.1%	(2.4)%	1.9%
Year-to-date 2015 vs. 2014	2.1%	2.7%	(2.3)%	2.5%
Volume
Our total volume increased in the third quarter and year-to-date periods of 2015 compared with 2014, largely due to faster growing premium air products and continued growth in e-commerce and overall retail sales. Business-to-consumer shipments, which represent approximately 45% of total U.S. Domestic Package volume, grew nearly 3% for the quarter and drove increases in air shipments. UPS SurePost volume increased approximately 6% in the third quarter. Business-to-business shipments decreased 0.9% primarily due to the overall slowing of industrial production and revenue management initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, we experienced increased volume for our deferred air services in the third quarter and year-to-date periods of 2015, particularly for those products most aligned with business-to-consumer shipping, such as our residential Second Day Air and Three Day Select products. We also experienced solid growth in our business-to-business deferred air volume, largely due to increases in the retail sector. Next Day Air volume increased 4% for the third quarter, due to strong growth in e-commerce.
The decrease in ground volume in the third quarter of 2015 was impacted by business-to-business shipping activity, which was affected by slowing industrial production and revenue management initiatives. Partially offsetting these declines was the continued growth in e-commerce, which drove demand for our SurePost service, with volume increasing approximately 6% in the third quarter of 2015 compared with the same period of 2014.
Rates and Product Mix
Overall revenue per piece was relatively flat for the third quarter and year-to-date periods of 2015 compared with the same period of 2014, and was impacted by changes in base rates, dimensional weight pricing, customer and product mix and fuel surcharge rates.
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
Revenue per piece for our Next Day Air and deferred air products declined in the third quarter and year-to-date periods of 2015, as lower fuel surcharge rates more than offset the positive impact of the base rate increase. Product mix adversely impacted deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted deferred revenue per piece, due to the faster volume growth among our larger customers, which typically have a lower average yield than our small and middle-market customers.
Overall ground revenue per piece increased in the third quarter and year-to-date periods of 2015, primarily due to the base rate increase, the dimensional weight pricing change and an increase in the average weight per package. Additionally, the revenue per piece for our traditional ground residential products was positively impacted by our decision not to pursue several lower-yielding customer contract renewals. These factors were partially offset by declines in fuel surcharge rates as well as changes in customer mix, as we experienced faster volume growth among our larger customers.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	% Point	2015	2014	% Point
Next Day Air / Deferred	4.6%	10.3%	(5.7)%	4.8%	10.5%	(5.7)%
Ground	5.3%	7.2%	(1.9)%	5.6%	7.2%	(1.6)%
Total domestic fuel surcharge revenue decreased by $209 million in the third quarter of 2015 ($584 million year-to-date) as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by pricing changes to the fuel surcharge indices, as well as the overall increase in package volume for the quarter and year-to-date periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Adjusted operating expenses for the segment increased $190 million in the third quarter of 2015 ($524 million year-to-date), primarily due to increases in pick-up and delivery costs ($169 million), the cost of package sorting ($63 million) and indirect operating costs ($36 million) for the quarter ($437, $136 and $136 million, respectively, year-to-date). These cost increases were largely due to higher employee compensation expenses, which were impacted by (1) an increase in average daily union labor hours (0.9%) to support volume growth and (2) an increase in employee pension and healthcare costs (due to lower discount rates, updated mortality assumptions for UPS-sponsored pension plans as well as higher contribution rates and labor hours for multiemployer plans). For the third quarter of 2015, these cost increases were partially offset by a reduction in worker's compensation expense, due to actuarial adjustments that were largely attributable to changes to claims incurred but not reported as well as operational safety. Additionally, the cost of operating our domestic integrated air and ground transportation network declined $78 million ($185 million year-to-date), largely due to lower fuel prices and purchased transportation costs.
Total adjusted cost per piece increased slightly by 0.4% for the third quarter of 2015 compared with the third quarter of 2014 (flat year-to-date), as the cost increases described previously were offset by productivity gains and improved pick-up densities. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the growth of average daily vehicle miles driven (down 0.2%), while the increased redirect of SurePost volume to optimize delivery density on UPS vehicles has reduced the delivery cost for business-to-consumer shipments.
Operating Profit and Margin
Operating profit decreased $21 million for the third quarter of 2015 compared with 2014, as operating margin decreased 50 basis points to 14.2%. Higher pension and healthcare costs and contractual union wage increases combined with the negative impact of fuel (fuel surcharge revenue decreased at a faster rate than fuel expense) more than offset the volume growth and productivity improvements discussed previously.
On a year-to-date basis, adjusted operating profit increased $111 million compared with 2014, while the adjusted operating margin increased 20 basis points to 13.2%. Overall volume growth allowed us to better leverage our transportation network, leading to improved productivity and better pick-up and delivery density. This was slightly offset by the negative impact of fuel (fuel surcharge revenue decreased at a faster rate than fuel expense).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	%	2015	2014	%
Average Daily Package Volume (in thousands):
Domestic	1,495	1,547	(3.4)%	1,534	1,524	0.7%
Export	1,098	1,085	1.2%	1,112	1,066	4.3%
Total Avg. Daily Package Volume	2,593	2,632	(1.5)%	2,646	2,590	2.2%
Average Revenue Per Piece:
Domestic	$6.11	$6.96	(12.2)%	$6.11	$7.11	(14.1)%
Export	31.04	33.68	(7.8)%	31.37	34.61	(9.4)%
Total Avg. Revenue Per Piece	$16.67	$17.98	(7.3)%	$16.73	$18.43	(9.2)%
Operating Days in Period	65	64		192	191
Revenue (in millions):
Domestic	$594	$689	(13.8)%	$1,799	$2,069	(13.0)%
Export	2,215	2,339	(5.3)%	6,698	7,046	(4.9)%
Cargo and Other	150	155	(3.2)%	477	447	6.7%
Total Revenue	$2,959	$3,183	(7.0)%	$8,974	$9,562	(6.1)%
Operating Expenses (in millions):
Operating Expenses	$2,452	$2,723	(10.0)%	$7,417	$8,220	(9.8)%
Health and Welfare Plan Charges	—	—		—	(27)
Adjusted Operating Expenses	$2,452	$2,723	(10.0)%	$7,417	$8,193	(9.5)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$507	$460	10.2%	$1,557	$1,342	16.0%
Adjusted Operating Profit	$507	$460	10.2%	$1,557	$1,369	13.7%
Operating Margin	17.1%	14.5%		17.4%	14.0%
Adjusted Operating Margin	17.1%	14.5%		17.4%	14.3%
Currency Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(237)			$(715)
Operating Expenses			226			679
Operating Profit			$(11)			$(36)
* Net of currency hedging; amount represents the change compared to the prior year. Includes impact of translation and transaction gains and losses.
Revenue
The change in overall revenue was impacted by the following factors in 2015 compared with the corresponding periods of 2014:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2015 vs. 2014	0.1%	3.7%	(3.4)%	(7.4)%	(7.0)%
Year-to-date 2015 vs. 2014	2.7%	1.9%	(3.2)%	(7.5)%	(6.1)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Our overall average daily volume decreased in the third quarter of 2015, largely due to revenue management and capacity initiatives in our European domestic operations; however, this was partially offset by growth in European export and transborder volume. Our overall average daily volume increased in the year-to-date period of 2015, largely due to continued strong demand from several economic sectors including healthcare and diversified vehicles and parts, as well as continued strength in business-to-consumer volume.
The export volume growth in the third quarter and year-to-date periods of 2015 was mainly driven by our European and Americas operations, which experienced solid increases in volume to most regions of the world. European export volume increased for the quarter, with particular strength in the Europe-to-U.S., Europe-to-Americas and intra-European trade lanes. Americas export volume increased for the quarter, with solid growth in the Americas-to-Europe and Americas-to-U.S. trade lanes. However, Asian export volume declined across all trade lanes due to the economic slowdown throughout the region, particularly China, while U.S. export volume declined largely due to the impact of the stronger U.S. Dollar. Overall, export volume growth was led by our transborder products, such as Transborder Standard and Transborder Express.
The decrease in domestic volume in the third quarter of 2015 and flat domestic volume in the year-to-date period of 2015 was driven by European rate management and capacity initiatives noted above and slowing overall economic conditions in Germany, Canada, Turkey and Poland.
Rates and Product Mix
Total average revenue per piece increased 0.6% in the third quarter of 2015 on a currency-adjusted basis and was impacted by an increase in base rates and shifts in product mix towards premium products, partially offset by lower fuel surcharges.Total average revenue per piece decreased 1.5% year-to-date 2015 on a currency-adjusted basis, largely due to lower fuel surcharges, which were partially offset by an increase in base rates.
Currency-adjusted export revenue per piece decreased 2.4% in the third quarter of 2015 (3.9% year-to-date) due to lower fuel surcharge revenue, which more than offset the increase in base rates.
Currency-adjusted domestic revenue per piece increased 3.9% in the third quarter of 2015 (1.7% year-to-date) largely due to base rate increases and revenue management initiatives, offset by declining fuel surcharge rates.
On December 29, 2014, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $135 million for the third quarter of 2015 compared with 2014 ($386 million year-to-date), primarily due to lower fuel prices; however, this was partially offset by an increase in overall volume and pricing changes made to the fuel surcharge indices.
Operating Expenses
Overall adjusted operating expenses for the segment decreased $271 million in the third quarter of 2015 compared with 2014 ($776 million year-to-date). This decrease was mostly due to currency exchange rate movements and lower fuel expense.
The decrease in operating expenses was impacted by the cost of operating our international integrated air and ground network, which decreased $162 million ($453 million year-to-date), as well as pick-up and delivery costs, which decreased $96 million ($251 million year-to-date). The decreases in network and pick-up and delivery costs were largely due to the impact of currency exchange rate movements, lower fuel expense, and a reduction in expense for outside transportation carriers (due to lower fuel surcharges passed to us from the carriers). Additionally, network costs were mitigated by restraining the growth in aircraft block hours (down 2.5% in the third quarter and 2.6% year-to-date), as a result of ongoing modifications to our air network; this was achieved with a 1.2% increase in third quarter international export volume (4.3% year-to-date) and continuing air product service enhancements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remaining decrease in operating expenses in the third quarter of 2015 was largely due to reductions of indirect operating costs and the cost of package sorting. Indirect operating costs decreased $17 million ($73 million year-to-date) and the cost of package sorting decreased by $12 million ($20 million year-to-date). Both of these decreases were mainly attributable to the impact of currency.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 1.8% in the third quarter of 2015 compared with 2014 (3.9% year-to-date).
Operating Profit and Margin
Adjusted operating profit increased by $47 million in the third quarter of 2015 compared with 2014 ($188 million year-to-date), while the adjusted operating margin increased by 260 basis points to 17.1% (310 basis points to 17.4% year-to-date). Operating profit and margin were positively affected by several factors including base rate increases, modifications to the fuel surcharge indices and the net impact of fuel (fuel expense declined at a faster rate than fuel surcharge revenue). These items were partially offset by the net impact of currency exchange rate movements, which negatively impacted operating profit by $11 million when comparing the third quarter of 2015 with 2014 ($36 million year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	%	2015	2014	%
Freight LTL Statistics:
Revenue (in millions)	$631	$697	(9.5)%	$1,887	$1,971	(4.3)%
Revenue Per Hundredweight	$22.78	$22.59	0.8%	$22.78	$22.54	1.1%
Shipments (in thousands)	2,692	2,840	(5.2)%	7,994	8,062	(0.8)%
Shipments Per Day (in thousands)	42.1	44.4	(5.2)%	41.9	42.2	(0.8)%
Gross Weight Hauled (in millions of lbs)	2,770	3,085	(10.2)%	8,282	8,748	(5.3)%
Weight Per Shipment (in lbs)	1,029	1,086	(5.2)%	1,036	1,085	(4.5)%
Operating Days in Period	64	64		191	191
Revenue (in millions):
Forwarding and Logistics	$1,500	$1,459	2.8%	$4,149	$4,224	(1.8)%
Freight	740	810	(8.6)%	2,202	2,275	(3.2)%
Other	178	147	21.1%	502	429	17.0%
Total Revenue	$2,418	$2,416	0.1%	$6,853	$6,928	(1.1)%
Operating Expenses (in millions):
Operating Expenses	$2,199	$2,201	(0.1)%	$6,276	$6,471	(3.0)%
Health and Welfare Plan Charges	—	—		—	(82)
Adjusted Operating Expenses	$2,199	$2,201	(0.1)%	$6,276	$6,389	(1.8)%
Operating Profit (in millions) and Margin:
Operating Profit	$219	$215	1.9%	$577	$457	26.3%
Adjusted Operating Profit	$219	$215	1.9%	$577	$539	7.1%
Operating Margin	9.1%	8.9%		8.4%	6.6%
Adjusted Operating Margin	9.1%	8.9%		8.4%	7.8%
Currency Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(68)			$(196)
Operating Expenses			75			218
Operating Profit			$7			$22
* Amount represents the change compared to the prior year. Includes impact of translation and transaction gains and losses.
In August 2015, we acquired Coyote Logistics Midco, Inc ("Coyote"), a truckload freight brokerage company. Coyote's financial results are included in the above table within Forwarding and Logistics from the date of acquisition, which has impacted the year-over-year comparability of revenue, operating expenses and operating profit.
Revenue
Forwarding and logistics revenue increased $41 million in the third quarter of 2015 (down $75 million year-to-date). Excluding the effect of Coyote, revenue decreased $182 million in the third quarter of 2015 compared with 2014 ($298 million year-to-date) largely due to the adverse impact of currency exchange rate movements, lower fuel surcharge rates (due to declining fuel prices) and volume and tonnage declines in our North American air freight and international air freight businesses (impacted by management focus on reducing lower-yielding accounts). Revenue for our logistics products increased in the third quarter and year-to-date periods of 2015 compared with 2014, as we experienced solid growth in our mail services, healthcare and aerospace distribution solutions; however, this was partially offset by the adverse impact of currency exchange rates and revenue declines among our high tech customers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight revenue decreased $70 million in the third quarter of 2015 ($73 million year-to-date), driven by lower tonnage of 10.2% (5.3% year-to-date) and a $48 million decrease ($114 million year-to-date) in fuel surcharge revenue due to lower diesel fuel prices. The decline in average daily shipments and the reduction in weight per shipment was impacted by a decline in market demand, revenue management initiatives and customer mix. LTL Revenue per hundredweight increased slightly, as LTL base rate increases averaging 4.9% took effect on December 29, 2014, covering non-contractual shipments in the United States, Canada and Mexico.
Revenue for the other businesses within Supply Chain & Freight increased $31 million in the third quarter of 2015 ($73 million year-to-date), due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions, as well as revenue from contractual domestic air transportation services provided to the U.S. Postal Service.
Operating Expenses
Forwarding and logistics adjusted operating expenses increased $32 million for the third quarter of 2015 compared with 2014 (down $116 million year-to-date). This increase was largely due to the acquisition of Coyote during the third quarter of 2015 offset by the impact of currency exchange rate movements and lower fuel expense. Purchased transportation expense increased by $6 million in the third quarter (down $117 million year-to-date) due to the acquisition of Coyote, but largely offset by the impact of foreign currency exchange rates, lower volume and tonnage in our North American air freight forwarding and international air freight forwarding businesses, lower base rates and lower fuel surcharge rates charged to us by third-party transportation carriers. The remaining operating expense decrease was related to several other expense categories, including rent, security costs and payroll and benefits expense.
Freight adjusted operating expenses decreased $63 million in the third quarter of 2015 ($50 million year-to-date). Total adjusted cost per LTL shipment decreased by 3.2% (1.8% year-to-date). The decrease in adjusted operating expense was largely due to the cost associated with operating our linehaul network (which decreased $59 million in the third quarter and $86 million year-to-date) and decreases in pick-up and delivery expenses. The decreases in network costs and pick-up and delivery expenses were driven by a reduction in fuel expense and expense for outside transportation carriers (largely due to lower fuel surcharges passed to us from the carriers). These benefits were partially offset by an increase in other operating expenses of $1 million for the quarter ($33 million year-to-date). The growth in other operating expenses was largely due to higher pension costs (impacted by lower discount rates for UPS-sponsored plans) and increased health and welfare expenses (impacted by higher contribution rates into multiemployer plans).
Operating expenses for the other businesses within Supply Chain & Freight increased $29 million in the third quarter of 2015 compared with 2014 ($53 million year-to-date).
Operating Profit and Margin
Adjusted operating profit for the forwarding and logistics units increased by $9 million in the third quarter of 2015 compared with 2014 ($41 million year-to-date) primarily due to improved results in our international air and ocean forwarding businesses. The net impact of currency (remeasurement and translation gains and losses) and revenue management initiatives had a positive impact on operating profit. Operating results for the international air forwarding business improved, as the rates at which we procure capacity from third party air carriers decreased faster than the rates we charge our customers. Profitability in our ocean freight unit grew largely as a result of cost controls. However, operating profit for the logistics unit declined, as investments in technology and infrastructure continued to pressure distribution margins during the third quarter of 2015. Additionally, we incurred transaction costs associated with the Coyote acquisition of $17 million in the third quarter of 2015.
Adjusted operating profit for our freight unit decreased $7 million in the third quarter of 2015 compared with 2014 ($23 million year-to-date), as increased pension and healthcare costs, contractual union wage increases and declines in tonnage more than offset the increased yields and productivity realized during the quarter.
The combined operating profit for all of our other businesses in this segment increased $2 million in the third quarter of 2015 compared with 2014 ($20 million year-to-date), primarily due to higher operating profit at The UPS Store, UPS Capital and UPS Customer Solutions, as well as the contractual domestic air transportation services provided to the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	%	2015	2014	%
Operating Expenses (in millions):
Compensation and Benefits	$7,458	$7,217	3.3%	$22,524	$22,857	(1.5)%
Health and Welfare Plan Charges	—	—			(1,066)
Adjusted Compensation and Benefits	7,458	7,217	3.3%	22,524	21,791	3.4%

Repairs and Maintenance	362	341	6.2%	1,069	1,011	5.7%
Depreciation and Amortization	527	485	8.7%	1,543	1,426	8.2%
Purchased Transportation	1,926	2,049	(6.0)%	5,557	5,945	(6.5)%
Fuel	617	978	(36.9)%	1,900	2,930	(35.2)%
Other Occupancy	241	241	—%	765	779	(1.8)%
Other Expenses	1,122	1,025	9.5%	3,334	3,175	5.0%

Total Operating Expenses	$12,253	$12,336	(0.7)%	$36,692	$38,123	(3.8)%
Adjusted Total Operating Expenses	$12,253	$12,336	(0.7)%	$36,692	$37,057	(1.0)%

			$			$
Currency (Benefit) Cost			$(301)			$(897)
Compensation and Benefits
Compensation costs increased $84 million for the third quarter of 2015 compared with 2014 ($235 million year-to-date). U.S. domestic compensation costs for hourly employees increased largely due to contractual union wage increases and a 0.9% increase in average daily union labor hours in the third quarter (1.5% year-to-date), which was impacted by volume growth and an overall increase in the size of the workforce. Compensation costs for management employees increased primarily due to a merit salary increase, growth in the overall size of the workforce, and an increase in incentive compensation.
Adjusted benefits expense increased $157 million for the third quarter of 2015 compared with 2014 ($498 million year-to-date), primarily due to increased health and welfare costs, pension expense, vacation, holiday and excused absence expenses and workers compensation costs. These factors are discussed further as follows:

•
Adjusted health and welfare costs increased $107 million for the third quarter ($189 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and higher union labor hours.

•
Pension expense increased $89 million for the third quarter ($256 million year-to-date). The expense for UPS-sponsored pension plans increased due to lower discount rates, changes in mortality assumptions and higher Pension Benefit Guaranty Corporation premiums. The expense for multiemployer pension plans increased due to contractual contribution rate increases and higher union labor hours.

•
Vacation, holiday and excused absence expense decreased $4 million in the third quarter of 2015 compared with 2014 due to the impact of foreign currency movements, which was partially offset by increased U.S. headcount and wage increases. Year-to-date expense increased $20 million due to salary increases and growth in the overall size of the workforce.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Workers compensation expense decreased $32 million in the third quarter while the year-to-date expense increased $31 million. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In the third quarter, we experienced more favorable actuarial adjustments compared with 2014, resulting in decreased expense; however, year-to-date we have experienced less favorable adjustments, resulting in the increased expense year-to-date.

Repairs and Maintenance
The $21 million increase in repairs and maintenance expense for the third quarter of 2015 compared with 2014 ($58 million year-to-date) was primarily due to higher aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets.
Depreciation and Amortization
Depreciation and amortization expense increased $42 million in the third quarter of 2015 compared with 2014 ($117 million year-to-date), primarily due to three factors: (1) Depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations; (2) Depreciation expense for buildings and facilities increased due to leasehold improvements and purchases of new equipment and (3) Amortization expense increased largely due to new internally developed capitalized software, as well as intangible assets resulting from business acquisitions.
Purchased Transportation
The $123 million decrease in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the third quarter of 2015 compared with 2014 ($388 million year-to-date), was driven by several factors:

•
Expense for our U.S. Domestic Package segment decreased $82 million for the third quarter ($205 million year-to-date), primarily due to lower fuel surcharges passed to us from rail carriers, as well as the lower overall usage of outside transportation carriers. The usage of outside transportation carriers in 2015 compared with 2014 has been impacted by several factors, including rail carrier service issues and greater usage of internal resources.

•
Expense for our International Package segment decreased $19 million in the third quarter ($50 million year-to-date), primarily due to the impact of currency exchange rate movements as well as lower fuel surcharges passed to us from outside transportation providers. These factors were partially offset by international volume growth.

•
Expense for our UPS Freight business decreased $28 million in the third quarter ($16 million year-to-date) due to lower tonnage as well as lower linehaul rates and fuel surcharges from outside transportation providers.

•
Expense for our forwarding and logistics business increased $6 million in the third quarter due to the acquisition of Coyote. Year-to-date expense has decreased $117 million primarily due to the impact of decreased volume and tonnage in our international and North American air freight businesses, the impact of currency exchange rate movements and lower fuel surcharges passed to us from outside transportation carriers, offset by the impact of the Coyote acquisition.

Fuel
The $361 million decrease in fuel expense for the third quarter of 2015 compared with 2014 ($1.030 billion year-to-date), was impacted by lower jet fuel, diesel and unleaded gasoline prices, which resulted in a decrease in fuel expense of $374 million for the third quarter of 2015 ($1.047 billion year-to-date). Increased fuel usage offset the impact of the price decreases by $13 million for the third quarter of 2015 ($17 million year-to-date) driven by an increase in aircraft block hours, vehicle miles driven and a decrease in average miles per gallon.
Other Occupancy
Other occupancy expense was relatively flat for the third quarter of 2015 compared with 2014 ($14 million decrease year-to-date). The year-to-date decrease was primarily due to a decline in natural gas and electric utility expenses, which were impacted by lower energy prices and power usage.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
Other expenses increased $97 million in the third quarter of 2015 compared with 2014 ($159 million year-to-date). Outside professional service fees increased $17 million for the quarter ($14 million year-to-date), primarily due to transaction costs associated with Coyote. Automotive liability insurance expense increased $22 million for the quarter ($36 million year-to-date) largely due to actuarial adjustments to our self-insurance reserve liabilities. Transportation equipment rental expense increased $2 million for the quarter ($16 million year-to-date) and was driven by the growth in package volume. Advertising expense increased $21 million for the quarter ($21 million year-to-date), mostly driven by the "United Problem Solver" campaign. We also incurred increases in several other expense categories, including software license fees, computer supplies and employee tuition reimbursement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	%	2015	2014	%
(in millions)
Investment Income	$4	$2	100.0%	$12	$27	(55.6)%
Interest Expense	$(83)	$(87)	(4.6)%	$(256)	$(266)	(3.8)%
Investment Income
The growth in investment income for the third quarter of 2015 was primarily due to an increase from fair value adjustments on real estate partnerships. The decline in investment income for the year-to-date period of 2015 was mainly due to a decrease in realized gains on the sale of investments and a decrease in lease income.
Interest Expense
Interest expense decreased in the third quarter and year-to-date periods of 2015 largely due to a decrease in effective interest rates related to the termination of our British Pound Sterling cross-currency interest rate swaps. This was partially offset by increased interest expense due to higher commercial paper balances.
Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	%	2015	2014	%
(in millions)
Income Tax Expense	$648	$655	(1.1)%	$1,860	$1,396	33.2%
Health and Welfare Plan Charges	—	—		—	401
Adjusted Income Tax Expense	$648	$655	(1.1)%	$1,860	$1,797	3.5%
Effective Tax Rate	34.0%	35.0%		34.6%	35.1%
Adjusted Effective Tax Rate	34.0%	35.0%		34.6%	35.6%

Our adjusted effective tax rate decreased to 34.0% in the third quarter of 2015 from 35.0% in the same period of 2014 (34.6% and 35.6% year-to-date, respectively), primarily due to $23 million of net discrete tax benefits related to adjustments of prior years' deferred tax balances, the U.S. tax liability accrual associated with a planned distribution of cash from a Canadian subsidiary to its U.S. parent and increases in our reserves for uncertain tax positions. In addition, there were favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions and an increase in U.S. Federal and state tax credits relative to total pre-tax income.
During the reconciliation of our deferred tax balances after the filing of our annual U.S. Federal and state tax returns, we identified adjustments to be made in the prior years’ deferred tax balances. These deferred tax balances were adjusted in the quarter ended September 30, 2015, which resulted in a reduction of income tax expense of approximately $66 million.
In relation to our acquisition of Coyote (see note 8), we plan to distribute approximately $500 million of cash held by a Canadian subsidiary to its U.S. parent during the fourth quarter of 2015. As a result of the intended distribution, we recorded income tax expense of approximately $21 million during the third quarter of 2015. For undistributed earnings remaining in our foreign subsidiaries after the distribution that have not been previously taxed, we have the ability and intent to indefinitely reinvest those earnings and accordingly, deferred taxes have not been provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Nine Months Ended September 30,
	2015	2014
Net income	$3,513	$2,579
Non-cash operating activities (a)	2,377	3,582
Pension and postretirement plan contributions (UPS-sponsored plans)	(147)	(163)
Settlement of postretirement benefit obligation	—	(1,995)
Hedge margin receivables and payables	190	272
Income tax receivables and payables	362	79
Changes in working capital and other non-current assets and liabilities	171	(152)
Other sources (uses) of cash from operating activities	(51)	(11)
Net cash from operating activities	$6,415	$4,191
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Operating cash flow was adversely impacted by $1.834 billion in 2014 and $38 million in 2015 due to certain transactions resulting from the ratification of our collective bargaining agreement with the Teamsters:

•
We paid $1.995 billion in 2014 to settle postretirement benefit obligations for certain Teamster employees, and paid an additional $276 million that was accounted for as a deposit until the ratification of certain other collective bargaining agreements.

•	We paid $176 million in 2014 for retroactive economic benefits under the collective bargaining agreement that were related to the period between August through December of 2013.

•	As of September 30, 2014, we received cash tax benefits of $613 million from the payments described above (through reduced U.S. Federal and state quarterly income tax payments).

•
We paid $53 million in 2015 for additional retroactive economic benefits and through September 30, 2015 we have received $15 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments).

Apart from the transactions described above, operating cash flow increased approximately $428 million in 2015 compared with 2014, largely due to higher net income, improvements in our working capital position, changes in hedge margin payables and receivables, changes in income taxes payables and receivables, reduced pension and postretirement plan contributions and increased settlements from hedging transactions. The net hedge margin collateral received from derivative counterparties decreased by approximately $82 million in 2015 relative to 2014, due to the changes in our net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs. The net cash changes for income taxes decreased $283 million in 2015 compared with 2014, and were impacted by the timing of current tax deductions and the receipt of tax refunds. Other factors impacting operating cash flows during the period were changes in working capital due to the timing of cash receipts and payments.
As of September 30, 2015, our worldwide holdings of cash and cash equivalents were $3.441 billion, of which $1.365 billion was held by non-U.S. subsidiaries. The amount of cash held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) investing activities	$(4,959)	$(2,139)

Capital Expenditures:
Buildings and facilities	$(635)	$(434)
Aircraft and parts	(20)	(33)
Vehicles	(668)	(674)
Information technology	(325)	(303)
	$(1,648)	$(1,444)

Capital Expenditures as a % of Revenue	(3.9)%	(3.4)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$14	$28
Net decrease (increase) in finance receivables	$(11)	$23
Net sales, maturities, and (purchases) of marketable securities	$(1,253)	$(695)
Cash paid for business acquisitions	$(1,925)	$(22)
Other (uses) of cash for investing activities	$(136)	$(29)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first nine months of 2015 compared with 2014 due to several facility automation and capacity expansion projects as well as the timing of payments for property, plant and equipment acquired in 2014 but not paid for until 2015. Capital spending on aircraft in both 2015 and 2014 primarily related to purchases of rotable parts for our existing aircraft fleet. Capital spending on vehicles increased in the first nine months of 2015 in our U.S. and international package businesses, largely due to the timing of vehicle replacements. Capital spending on technology increased in the first nine months of 2015, largely due to new capitalized software projects and increased spending on hardware.
Future capital spending will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2015 will be approximately $2.8 billion.
The net changes in finance receivables were primarily due to growth in our cargo finance products and loan principal paydowns in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period.
The cash paid for business acquisitions in 2015 was primarily related to our acquisitions of Coyote, Poltraf Sp. z.o.o., Parcel Pro, Inc., and the Insured Parcel Services Division of G4S International Logistics. The cash paid for business acquisitions in 2014 was related to our acquisition of Polar Speed Distribution Limited. Other investing activities include capital contributions into certain investment partnerships, changes in restricted cash balances, and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash From (Used in) Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) financing activities	$(160)	$(2,413)
Share Repurchases:
Cash expended for shares repurchased	$(2,028)	$(2,062)
Number of shares repurchased	(20.2)	(20.6)
Shares outstanding at period end	891	908
Percent reduction in shares outstanding	(1.5)%	(1.6)%
Dividends:
Dividends declared per share	$2.19	$2.01
Cash expended for dividend payments	$(1,899)	$(1,780)
Borrowings:
Net borrowings of debt principal	$3,774	$1,331
Other Financing Activities:
Cash received for common stock issuances	$194	$203
Other (uses) of cash for financing activities	$(201)	$(105)
Capitalization (as of September 30 each year):
Total debt outstanding at period end	$14,601	$12,251
Total shareowners’ equity at period end	1,948	5,644
Total capitalization	$16,549	$17,895
Debt to Total Capitalization %	88.2%	68.5%
We repurchased a total of 20.2 million shares of class A and class B common stock for $2.035 billion in the first nine months of 2015, and 20.6 million shares for $2.042 billion for the first nine months of 2014 ($2.028 and $2.062 billion in repurchases for 2015 and 2014, respectively, are reported on the statements of consolidated cash flows statement due to the timing of settlements). In February 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which has no expiration date. As of September 30, 2015, we had $2.117 billion of this share repurchase authorization available. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2015.
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
Issuances and repayments of debt in the first nine months of 2015 and 2014 consisted primarily of commercial paper, the issuance of $104 million of floating rate senior notes in September 2015, and the issuance of bonds of $100 million associated with our Philadelphia, Pennsylvania airport facilities in September 2015. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
We had $4.060 billion outstanding under our U.S. commercial paper program, and an additional £225 million ($342 million) outstanding under our European commercial paper program, as of September 30, 2015. The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The average commercial paper balance outstanding was $1.964 billion and $440 million for the U.S. and European commercial paper programs, respectively, during the nine months ended September 30, 2015. The average interest rate paid was 0.13% and 0.44% for the U.S. and European commercial paper programs, respectively, during the nine months ended September 30, 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first nine months of 2015 and 2014.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were ($69) and $53 million during the first nine months of 2015 and 2014, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards was $176 and $154 million during the first nine months of 2015 and 2014, respectively.
Sources of Credit
See note 9 to the unaudited consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Our Moody’s and Standard & Poor’s short-term credit ratings are P-1 and A-1, respectively. Our Moody’s and Standard & Poor’s long-term credit ratings are Aa3 and A+, respectively. We currently have a stable outlook from Standard & Poor’s and a negative outlook from Moody's.
Except as described in this quarterly report, the nature and amounts of our payment obligations under our debt, capital and operating lease agreements, purchase commitments, and other liabilities as of September 30, 2015 have not materially changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Contingencies
See note 10 to the unaudited consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 15 for a discussion of income tax related matters.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments
Effective December 28, 2015, UPS Ground rates and accessorial charges will increase by an average net 4.9 percent. UPS Air and International services and accessorials, including UPS Air Freight rates within and between the U.S., Canada and Puerto Rico, will increase an average net 5.2 percent. UPS Freight® rates will increase an average net 4.9 percent, effective October 26, 2015.
Effective November 2, 2015, the surcharge will increase for Over Maximum Packages and the tables for Ground, Air and International fuel surcharges will be updated.  Effective January 4, 2016, there will be a charge for UPS’s Third-Party Billing Service.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2015	December 31, 2014
Currency Derivatives	$468	$401
Interest Rate Derivatives	308	243
Investment Market Price Derivatives	(36)	—
	$740	$644
Our market risks, hedging strategies and financial instrument positions at September 30, 2015 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. In 2015, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Indian Rupee and Mexican Peso, as well as terminated forwards that expired during the first nine months of 2015. We terminated currency option positions on the Euro, British Pound Sterling and Canadian Dollar that expired during the first nine months of 2015. During the second quarter, we terminated our British Pound Sterling cross-currency interest rate swaps that would have matured in 2031 and 2050 and entered into new foreign currency forwards to manage the underlying currency volatility on our foreign currency denominated debt obligations. We also entered into new forwards to manage the market value fluctuations of certain investments in marketable securities. The remaining fair value changes between December 31, 2014 and September 30, 2015 in the preceding table are primarily due to interest rate and foreign currency exchange rate changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $737 million and we were not required to post collateral with our counterparties as of September 30, 2015.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see note 10 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the third quarter of 2015 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2015	4.2	$101.00	4.2	$2,374
August 1 – August 31, 2015	1.7	101.25	1.6	2,209
September 1 – September 30, 2015	0.9	98.31	0.9	2,117
Total July 1 – September 30, 2015	6.8	$100.69	6.7
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.
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

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1		Form of Note for Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 17, 2015).

10.1	—
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

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 in “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††101	—
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

††	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 5, 2015	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)