Form 10-K
period 2015-12-31
UNITED PARCEL SERVICE INC
filed 2016-02-25
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15451
____________________________________

__________________________________
United Parcel Service, Inc.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 Glenlake Parkway, N.E. Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)
(404) 828-6000
(Registrant’s telephone number, including area code)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class B common stock, par value $.01 per share	New York Stock Exchange
Floating Rate Senior Notes due 2020	New York Stock Exchange
1.625% Senior Notes due 2025	New York Stock Exchange
___________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $67,688,103,890 as of June 30, 2015. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 16, 2016, there were 194,211,012 outstanding shares of class A common stock and 690,180,604 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 5, 2016 are incorporated by reference into Part III of this report.

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

Overview
United Parcel Service, Inc. (“UPS”) was founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we are the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry and the premier provider of global supply chain management solutions. We deliver packages each business day for 1.6 million shipping customers to 8.4 million receivers ("consignees") in over 220 countries and territories. In 2015, we delivered an average of 18.3 million pieces per day, or a total of 4.7 billion packages. Total revenue in 2015 was $58.4 billion.
We are a global leader in logistics, and we create value for our customers through solutions that lower costs, improve service and provide highly customizable supply chain control and visibility. Customers are attracted to our broad set of services that are delivered as promised through our integrated ground, air and ocean global network.

Our overall market strategy is to provide customers with advanced logistics solutions made possible by a broad portfolio of differentiated services and capabilities expertly assembled and integrated into our customers’ businesses. This approach, supported by our efficient and globally balanced multimodal network, enables us to deliver considerable value to our customers and thereby build lasting partnerships with them.

Over the last 15 years, we have significantly expanded the scope of our capabilities to include more than package delivery. Our logistics and distribution capabilities give companies the power to easily expand their businesses to new markets around the world. By leveraging our international infrastructure and know-how, UPS enables our customers to bridge time zones, cultures and distances to keep their supply chains moving smoothly.

In 2015, we continued our capabilities expansion by acquiring Coyote Logistics, a leading asset-light truckload broker, and several other specialized businesses. Each provides our customers with an ever-expanding range of high value services and expertise, while simultaneously contributing to operational efficiency and positive returns.

We serve the global market for logistics services, which include transportation, distribution, contract logistics, ground freight, ocean freight, air freight, customs brokerage, insurance and financing. We have three reportable segments: U.S. Domestic Package, International Package and Supply Chain & Freight, all of which are described below. For financial information concerning our reportable segments and geographic regions, refer to note 12 of our consolidated financial statements.

Business Strategy

Customers leverage our broad portfolio of logistics capabilities; balanced global presence in North America, Europe, Middle East, Africa, Asia Pacific and Latin America; reliability; industry-leading technologies; and solutions expertise for competitive advantage in markets where they choose to compete. We prudently invest to expand our integrated global network and service portfolio.

Technology investments create user-friendly shipping, e-commerce, logistics management and visibility tools for our customers, while supporting our ongoing effort to increase operational efficiencies. We actively monitor and invest to gain insights into emerging technologies such as additive manufacturing (3D printing), route and network optimization tools, and advanced product monitoring and tracking functionality.
Our service portfolio and investments are rewarded with among the best return on invested capital and operating margins in the industry. We have a long history of sound financial management and our consolidated balance sheet reflects financial strength that few companies can match. Cash generation is a significant strength of UPS, giving us strong capacity to service our obligations and allowing for distributions to shareowners, reinvestment in our business and the pursuit of growth opportunities.
We enable and are the beneficiaries of the following trends:
Expansion of Global Trade

We continue to invest to expand in both developed and emerging international markets. In Europe, we have committed to nearly $2 billion of capital to expand our infrastructure to meet the growing demand for cross-border commerce. The enhancements to our European ground network are designed to ensure that we provide fast, reliable service to high-value customers moving goods across country borders.

Emerging market opportunities continue to expand. Over the next ten years, these markets are expected to represent the majority of global GDP growth and an increasing proportion of global trade. Emerging markets are an understandable focus of investment and growth for our current customers and will be a source of our next generation of customers. To take advantage of these opportunities, we continue to make long-term investments in markets where our customers choose to grow. Over the past ten years, we have established a strong market presence in three leading emerging markets: China, Poland and Turkey. The Middle East, Latin America, Africa and Eastern Europe are also becoming increasingly important to us.

Transcontinental and trade across borders are predicted to grow faster than U.S. and global gross domestic production for the foreseeable future. As a result, U.S. and international economies are becoming more inter-connected and dependent on foreign trade.

UPS plays an important role in global trade and is well positioned to take advantage of trade growth, wherever it occurs. Our global presence and productivity enhancing technologies allow customers to expand into new markets. We advocate the expansion of free trade, including the passage of regional trade pacts and the removal of trade barriers. The 2015 Trans-Pacific Partnership agreement will connect 12 global economies and 800 million consumers across the Americas and the Asia-Pacific regions. We believe free trade is a catalyst for job creation, economic growth and improved living standards.
These trends underscore why we believe our international business is a catalyst for our future growth.
e-Commerce Growth in Retail Sectors

Throughout much of the world, e-commerce growth continues to outpace traditional lines of business. Our integrated network puts us in an ideal position to capitalize on the shift towards residential deliveries. We continue to create new services, supported by our technology, that complement the traditional UPS premium home delivery service and address the needs of e-commerce shippers and consignees. Our offerings span a broad spectrum that supports retailers across their value chains, from global sourcing to distribution and returns. We offer cost-effective solutions such as UPS SurePost, for U.S. domestic shipments and UPS i-parcel for a low-cost deferred cross border solution, where economy takes precedence over speed. We also offer feature-rich solutions, such as UPS My Choice, a service that provides receivers with visibility and control of their inbound shipments.

UPS My Choice keeps 22 million members up-to-date on their parcels’ delivery status through proactive alerts and offers flexible delivery options to control when and where these deliveries are made. Following on the success of UPS My Choice in the U.S., we expanded the service to 15 additional countries and territories in the Americas and Europe regions. With UPS My Choice, receivers may adjust the timing and location of their deliveries to obtain delivery on the first attempt. We strive to give our customers the best delivery experience in the industry and we intend to continue to expand the service in new markets in conjunction with the growing UPS Access Point network.
UPS My Choice members have the added flexibility to direct packages to UPS Access Point locations when they will not be home to accept a delivery. UPS Access Point locations are convenient places – such as the The UPS Store and other local businesses – that offer easy package drop-off and pickup. With evening and weekend hours, UPS Access Point locations better fit consumers’ schedules. Merchants in nearly 50 origin countries and territories can ship directly to UPS Access Point locations in 12 destination countries, giving merchants and consumers greater control over package deliveries. At the end of 2015, we had more than 23,000 locations worldwide. In 2016, we plan to continue our expansion of UPS Access Point locations. This move enhances our cross-border e-commerce offerings for merchants, while increasing choice for their customers, who can opt to pick up and drop off parcels at retail locations that are convenient to them.
Industry-focused Solutions and Offerings

We offer differentiated value propositions in several segments, including aerospace, automotive, industrial manufacturing, retail, professional and consumer services, healthcare and high-tech.

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

Our understanding of how macro and industry trends impact the stakeholders in each market allows us to develop commercial insights for our customers. These insights are incorporated into our sales and solutions process and are shared with customers through direct engagement, industry forums, and publications. We help customers achieve their business objectives and improve their performance through our value-added solutions.

Demographic trends support growth in healthcare: an aging global population, a rising middle class and rapid urbanization are catalysts for chronic disease growth. The combination of rising global demand for healthcare, new product innovations, increasing regulatory demands and downward pressure on reimbursement is creating both opportunities and challenges for healthcare and life sciences firms. In today’s environment, healthcare logistics executives are most concerned with regulatory compliance, product security, supply chain cost management and product damage/spoilage. To address these challenges, more healthcare and life sciences companies are relying on partnerships with third party logistics providers to gain regulatory and trade management expertise, leverage scalable access to healthcare compliant infrastructure and to ensure product integrity through validated temperature and time-sensitive transportation solutions.

Rapid technology innovation and growing worldwide demand for electronics are driving change in the already-dynamic high-tech industry. As the technology marketplace becomes more complex, high-tech companies are optimizing their supply chains to remain competitive. Every year, product life cycles are getting shorter, dictating the need for high-tech companies to better predict demand and understand their logistics requirements. Increasingly, they are looking to third party logistics providers for support in product launches, distribution, post-sales support and reverse logistics.

We have the experience these companies need, as well as a global transportation network and integrated technology solutions that can generate supply chain efficiency. This means high-tech companies can get their products to market faster, improve customer service and boost revenue. We offer global sourcing and a significant amount of repair space to leverage one of the largest networks of post-sales facilities in the world. With more than 950 field stocking locations in over 110 countries, we help high-tech companies identify better ways to manage inventories and meet their crucial logistics needs. Our experience and global capabilities make us a strong partner in the high-tech industry.

We are expanding our presence in the aerospace industry. The precise requirements of this industry’s manufacturing, assembly and post-sales fit well within our service portfolio.

In each of our focus industries, our aim is to increase the number of customers using logistics capabilities across our portfolio.

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
Technology
Technology powers logistics, forms the foundation of our reliability and allows us to enhance the customer experience. Technology delivers value to our customers and returns to our shareowners. Recent developments that improve our operational efficiency, flexibility, reliability and customer experience include:

•
Continued rollout of telematics to our international delivery fleet to complement our telematics-enabled U.S. small package, freight forwarding and freight ground fleets. By the end of 2015, telematics was installed in close to 83,000 vehicles. Telematics helps UPS determine a truck’s performance and condition by capturing data on more than 200 related elements, including speed, RPM, oil pressure, seat belt use, number of times the vehicle is placed in reverse and idling time. Together, improved data and driver coaching help reduce fuel consumption, emissions and maintenance costs while improving driver safety. Additionally, customers experience more consistent pickup times and more reliable deliveries, thereby enhancing their profitability and competitiveness.

•
Expanded implementation of our On Road Integrated Optimization and Navigation system (ORION), which employs advanced algorithms to determine the optimal route for each delivery, while meeting service commitments. By the end of 2015, ORION was deployed to over 40,000 drivers.

•
Accelerated installations of our Next Generation Small Sort (NGSS) technology, which reduces the amount of memorization required to sort a package, thereby improving productivity and quality. Employees sort packages to bins tagged with flashing lights, rather than memorizing addresses, allowing us to dramatically reduce training time. NGSS has been deployed in about 300 sites globally.

We bring industry-leading UPS technology to our customers who, in turn, realize increased productivity, greater control of their supply chains and improved customer experience when they integrate with our systems. Customers benefit through offerings such as:
Shipping

WorldShip™, which is our flagship desktop shipping application, provides middle market and large customers with robust shipping capabilities. Customers can create custom labels, set up shipment alerts, create and upload customs documentation, track and export shipments, create reports and integrate with their enterprise resource planning and accounting systems to streamline shipping with real-time connectivity.

UPS marketplace shipping, which integrates www.ups.com with eBay® and Amazon®, allows marketplace sellers to easily ship their orders via www.ups.com or WorldShip. UPS marketplace shipping provides simplified shipment processing; multiple payment options, including PayPal™; order and shipment history; and automatic tracking updates.
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
International Trade Tools
UPS Paperless™ solutions allow customers to self-enroll in UPS Paperless™ Invoice and upload shipping documents. These solutions enable customers to electronically transmit a commercial invoice, packing list or their own customs documents when shipping internationally. This eliminates redundant data entry and errors, while reducing customs delays and paper waste.
UPS TradeAbility® tools help customers effectively and confidently manage the movement of goods internationally in a timely, efficient and compliant manner.

Billing
The UPS Billing Center, a secure location for customers to view, download, manage and pay their UPS invoices, helps customers accelerate billing and payment processes. Customers can assign privileges with administrative controls, manage multiple accounts and create custom reports using a single simple interface.
Integration
The UPS Developer Kit, which is comprised of multiple Application Programming Interfaces (APIs), helps customers streamline and automate their internal business processes. The UPS Developer Kit APIs allow customers to integrate a wide range of UPS functionality into their business systems and websites such as address validation, shipment scheduling, selection of shipping service levels, tracking and much more.
Business-to-Consumer
We selectively choose UPS Access Point locations that meet our business standards and ensure the safety of our customers' packages. Then, we equip each one with the latest UPS technology to help make package pickup quick and convenient. Consumers can track their packages on www.ups.com, m.ups.com or the UPS Mobile app to know when their packages are ready for pickup.
UPS My Choice®, which focuses on the consignee, has transformed the residential delivery experience. Receivers can direct the timing and circumstances of their deliveries using their computer, mobile devices or Facebook™ app. This innovative service is powered by the complex integration of real-time route optimization and other technologies within our delivery network.
The Global Locator on www.ups.com was enhanced to give customers faster and simpler access to UPS drop-off and pickup locations, including new UPS Access Point sites. The Global Locator has a new single search field with updated filters, location images and location-specific promotions. Customers can also provide online feedback, e-mail search results, save favorite locations and access recent searches.
Mobile
UPS Mobile, which includes the mobile website, m.ups.com, and apps for iPhone®, iPad® and Android devices, is readily available for our customers in over 80 countries. Customers can track, ship, find UPS locations, manage UPS My Choice shipments and receive shipment notifications on their mobile devices. The UPS Mobile apps and website were enhanced so that customers can now convert a rate estimate into a shipment, ship a package without logging in, compare shipping services more easily, select PayPal™ as a payment option, view details on shipping charges and utilize the redesigned Global Locator.
Reporting Segments and Products & Services
As a global leader in logistics, we offer a broad range of domestic and export delivery services; the facilitation of international trade; and the deployment of advanced technologies to more efficiently manage the world of business. We seek to streamline our customers’ shipment processing and integrate critical transportation information into their own business processes, helping them to create supply chain efficiencies, better serve their customers and improve cash flow.

Global Small Package
Our global small package operations provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. We serve more than 220 countries and territories around the world along with domestic delivery service within 54 countries. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth as well as palletized shipments weighing more than 150 pounds. All of our package services are supported by numerous shipping, visibility and billing technologies.
We handle all levels of service (air, ground, domestic, international, commercial, residential) through one global integrated pickup and delivery network. All packages are commingled within our network, except when necessary to meet their specific service commitments. This enables one UPS driver to pick up customers’ shipments for any of our services at the same scheduled time each day. Compared to companies with single service network designs, our integrated network uniquely provides operational and capital efficiencies while being more environmentally-friendly.

We offer same-day pickup of air and ground packages upon request. Customers can schedule pickups for one to five days a week, based on their specific needs. Additionally, our wholly-owned and partnered global network offers more than 150,000 entry points where customers can tender a package to us at a location or time convenient to them. This combined network includes UPS drivers who can accept packages provided to them; UPS drop boxes; UPS Access Point locations; The UPS Store locations; authorized shipping outlets and commercial counters; alliance locations; and customer centers attached to UPS facilities. Some of these locations offer a full array of services including pickup, delivery and packing options, while others are drop-off locations only. We continually look for ways to enhance the customer experience by offering easy access to UPS.
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
In the U.S., Worldport is supported by our regional air hubs in Columbia, South Carolina; Dallas, Texas; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. This network design allows for cost-effective package processing in our most technology-enabled facilities, which allow us to use fewer, larger and more fuel-efficient aircraft. Our U.S. ground fleet serves all business and residential zip codes in the contiguous U.S.
U.S. Domestic Package Reporting Segment
We are a leader in time-definite, money-back guaranteed, small package delivery services in the U.S. We offer a full spectrum of U.S. domestic guaranteed ground and air package transportation services. Depending on the delivery speed needed, customers can select from a range of guaranteed time and day-definite delivery options.

•
Customers can select from same day, next day, two day and three day delivery alternatives. Many of these services offer options that enable customers to specify a time-of-day guarantee for their delivery (e.g., by 8:00 AM, 10:30 AM, noon, end of day, etc.).

•
In 2015, we expanded UPS Next Day Air Early (previously known as "UPS Next Day Air Early AM") service to over 4,000 additional ZIP Codes where previously only an end-of-day guarantee was available. This enhancement provides shippers and their customers the option of an earlier first-of-day delivery with commit times from 8:00 AM to 2:00 PM and enlarged our early delivery coverage. With this expansion, more of our customers can get critical shipments delivered earlier, across the U.S. and from around the world.

•
Customers can also leverage our extensive ground network to ship using our day-definite guaranteed ground service that serves every U.S. business and residential address. We deliver more ground packages than any other carrier, with average daily package volume of 13 million in the U.S., most within one to three business days.

•
We also offer UPS SurePost, an economy residential ground service for customers with non-urgent, lightweight residential shipments. UPS SurePost is a contractual residential ground service that combines the consistency and reliability of the UPS Ground network with final delivery often provided by the U.S. Postal Service.

Growth in U.S. online sales, which are estimated to nearly double by 2020, is driving significant growth in package delivery volume, with a large seasonal spike during peak season beginning at Thanksgiving and lasting through Christmas. In order to meet the demand and ensure successful peak season operations, we have invested over $1 billion in facility expansions and equipment modernization since 2014. We continue to make other improvements to effectively manage the seasonal volume fluctuations associated with peak season:

•	Enhancing Cyber Week operations in the U.S. including ground and air pickup and delivery operations on Black Friday.

•	Adding weekend pickup, sort, and delivery operations as needed in the U.S. to smooth out geographical spikes in volume.

•	Utilizing additional aircraft and regional air hubs to add significant capacity to our air network during critical periods.

•	Adding new delivery vehicles and trailers to our fleet of 100,000 package cars, vans, tractors, trailers and other vehicles.

•	Automating facilities to expand our existing capabilities through enhanced technology.

•	Updating www.ups.com and expanding UPS communications to enhance the timeliness and relevance of alerts when service disruptions occur.
International Package Reporting Segment
Our International Package reporting segment includes the small package operations in Europe, Asia-Pacific, Canada and Latin America, the Indian sub-continent and the Middle East and Africa. We offer a wide selection of guaranteed day and time-definite international shipping services.

•	We offer more guaranteed time-definite express options (Express Plus, Express and Express Saver) than any other carrier.

•
In 2015, we undertook the largest one-time expansion in the history of UPS Worldwide Express service by adding coverage to more than 41,000 new postal codes around the world, creating earlier guaranteed-delivery options for customers that previously had only end-of-day guarantees. UPS Worldwide Express service offers guaranteed delivery on the next possible business day by 10:30 AM, noon or 2:00 PM, depending on the destination, and is available in 65 countries. We will continue this expansion in 2016, with plans to add UPS Worldwide Express service to additional countries and postal codes.

•
For international shipments that do not require express services, UPS Worldwide Expedited offers a reliable, deferred, guaranteed day-definite service option. In 2013, we tripled the coverage area for UPS Worldwide Expedited, providing delivery in two-to-five business days to more than 220 countries and territories. We expanded our origin footprint for this service in 2015 by adding two new countries, bringing the total origins to more than 80. This expansion helps our customers magnify their global reach and balance delivery speed with cost, no matter where they ship.

•	For cross-border ground package delivery, we offer UPS Transborder (Express, Expedited and Standard) delivery services within Europe, between the U.S. and Canada and between the U.S. and Mexico.

•
In 2013, we introduced UPS Worldwide Express Freight for palletized shipments over 150 pounds. This service was enhanced to include a total of 58 origins and 56 destinations in 2015, enabling our customers to send their palletized shipments to more markets throughout the world. More expansion is planned for 2016 with additional origin and destination countries. UPS Worldwide Express Freight leverages our unique combination of package and freight networks to provide industry leading transit times with a money-back guarantee.

Europe, our largest region outside of the U.S., accounts for approximately half of international revenue and is one of the primary drivers of our growth. Several characteristics of the European market provide us with opportunities, including its highly fragmented nature and the fact that exports make up a significant part of Europe’s GDP. To accommodate the strong potential for growth in small package exports, we expanded our facility at Nuremberg, Germany in the second quarter of 2015, doubling the sorting capacity to 30,000 packages per hour.

Asia-Pacific remains a strategic market due to growth rates in intra-Asia trade, the expanding Chinese economy, and the trade opportunities created by the Trans-Pacific Partnership agreement. To capitalize on these opportunities, we are bringing faster time-in-transit to customers focused on intra-Asia trade, and reducing transit days from Asia to the U.S. and Europe. Through added flight frequencies, we provide our customers the ability to ship next day to more places in the U.S. and Europe, guaranteed, than any other express carrier. We continue to build our presence in China through the expansion of our service capabilities, investing in our transportation network and strengthening brand awareness across 13 cities.
Additional international highlights include the following:

•
We expanded the International Special Commodities program in 2015 with the addition of seven destination countries. Customers can now ship biological substances, dry ice and dangerous goods to and from more than 50 countries around the world.

•
During 2015, we added Trade Management Services to the UPS customs brokerage portfolio in Asia to facilitate customers' expansion opportunities. These services include: trade consulting, import/export technologies and managed services.

•
By the end of 2015, we expanded the UPS Access Point network coverage to over 15,000 locations across 11 countries including Canada and Mexico (U.S. locations excluded). We plan to further expand the UPS Access Point network to new countries in 2016.

•
We increased the availability of the UPS Mobile App for Apple iPhone® and Android devices to ten additional countries in 2015, for a total of 16 countries. The UPS Mobile App is now available in Austria, Belgium, Canada,

Denmark, France, Germany, Italy, Mexico, Netherlands, Poland, Puerto Rico, Spain, Sweden, Switzerland, the United Kingdom and the United States. The UPS Mobile App includes on-the-go access to UPS My Choice®, which now has over 22 million members around the world.

Supply Chain & Freight Reporting Segment

The Supply Chain & Freight reporting segment consists of our forwarding and logistics services, truckload freight brokerage, UPS Freight and our financial offerings through UPS Capital. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution, and international trade and brokerage services, with complementary financial and information services. We meet this demand by offering a broad array of supply chain services in over 195 countries and territories.

In 2015, we continued to invest in our global logistics network by adding an additional two million square feet of warehouse space in the United States, Canada and Western Europe. This follows our 2014 facility expansions in several key emerging markets including Brazil and China where the demand for outsourced value-added warehousing and logistics services continues to grow.
Freight Forwarding
We are one of the largest U.S. domestic air freight carriers and among the top international air freight forwarders globally. We offer a portfolio of guaranteed and non-guaranteed global air freight services. Additionally, as one of the world’s leading non-vessel operating common carriers, we also provide ocean freight full-container load, less-than-container load and multi-modal transportation services between most major ports around the world.
Truckload Freight Brokerage (Coyote)

In 2015, we acquired Coyote Logistics, a U.S.-based truckload freight brokerage company.  The acquisition added large scale truckload freight brokerage and other transportation management services to our Supply Chain & Freight reporting segment. In addition, we expect to benefit from synergies in purchased transportation, backhaul utilization, cross-selling to customers, as well as technology systems and industry best practices.
Logistics and Distribution
UPS Logistics offers the following services:

•
Distribution Services: Our comprehensive distribution services are provided through a global network of distribution centers that manage the flow of goods from receiving to storage and order processing to shipment. We also provide specialized services to streamline supply chains in the healthcare, high tech, retail, industrial manufacturing and aerospace industries. Together, these services allow companies to save time and money by minimizing capital investment and positioning products closer to their customers.

•
Post Sales: Post Sales services support goods after they have been delivered or installed in the field. The four core service offerings within Post Sales include: (1) Critical Parts Fulfillment; (2) Reverse Logistics; (3) Test, Repair, and Refurbish and (4) Network and Parts Planning. We leverage our global distribution network of over 950 field stocking locations to ensure that the right type and quantity of our customers’ stock is in the right locations to meet the needs of their end-customers. These solutions allow our customers to maximize service to their end-customers while reducing costs.

•
UPS Mail Innovations: UPS Mail Innovations offers an efficient, cost-effective method for sending lightweight parcels and flat mail to global addresses from the U.S. We pick up customers’ domestic and international mail, and then sort, post, manifest and expedite the secured mail containers to the destination postal service for last-mile delivery. In 2015, we launched UPS Mail Innovations Returns, an easy-to-use postal solution that combines the convenience of mailbox drop-off with the best-in-class speed, reliability and tracking of the UPS Mail Innovations network. Consumers can use their mailboxes to return lightweight parcels and the packages will flow through the UPS Mail Innovations network for delivery back to the shippers. UPS Mail Innovations Returns rounds out the industry-leading UPS Returns portfolio by giving consumers convenient postal access for returning lightweight shipments.

•
UPS Express Critical: UPS Express Critical provides a broad range of urgent global transportation options designed to complement UPS's core services and fill the gaps for late cut-offs, weekends and holidays. UPS Express Critical expanded its capabilities into Mexico in 2015. The initial time-critical service solutions offered for volume between the U.S. and Mexico as well as intra-Mexico are Next Flight Out, Charter, Hand Carry and Surface for lightweight to heavyweight shipments.

UPS Freight
UPS Freight offers regional, inter-regional and long-haul less-than-truckload ("LTL") services, as well as full truckload services, in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. UPS Freight provides reliable LTL service backed by a day-definite, on-time guarantee at no additional cost. Additionally, many user-friendly small package technology offerings are available for freight including: UPS WorldShip; Billing Center and Quantum View; these systems allow freight customers to process and track LTL shipments, create electronic bills of lading and reconcile billing.
Customs Brokerage
We are among the world’s largest customs brokers by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. We provide our customers with customs clearance, trade management and international trade consulting services.
UPS Capital

UPS Capital provides financial, insurance, and payment services to help protect companies from risk and leverage cash in their supply chains. With services available in over 20 countries, UPS Capital and its affiliates support all aspects of the order-to-cash cycle, including financing inventory warehoused overseas, insuring shipments and providing payment solutions. The UPS Capital suite of customizable cargo and credit insurance, trade finance and payment solutions is designed to help customers protect their assets and keep their businesses running smoothly. With the recent acquisitions of Parcel Pro and the Insured Parcel Services business of G4S International Logistics, UPS Capital now offers services and insurance coverage for the transport of high value luxury goods.
Sustainability
Our business and corporate responsibility strategies pursue a common interest to increase the vitality and environmental sustainability of the global economy by aggregating the shipping activity of millions of businesses and individuals worldwide into a single, highly efficient logistics network. This provides benefits to:

•	UPS, by ensuring strong demand for our services.

•	The economy, by enabling global commerce and making global supply chains more efficient and less expensive.

•	The environment, by enabling our global customers to leverage UPS’s network efficiency and thereby reduce the greenhouse gas emissions intensity of their supply chains.

•	Communities, by connecting individuals to global markets and providing the economic empowerment that can help facilitate positive social change.
We pursue sustainable business practices worldwide through operational efficiency, fleet and fuel advances, facility engineering projects and conservation-enabling technology and service offerings. We help our customers do the same. We consider stakeholder engagement an essential aspect of corporate governance and regularly collaborate with a diverse set of global stakeholders on sustainability issues. Our most material global sustainability issues primarily involve our energy use, emissions and workplace policies. The full results of the global assessment are available at www.ups.com/sustainability.
Sustainability highlights in 2015 include:

•	One of Corporate Responsibility’s “100 Best Corporate Citizens” for the 6th consecutive year.

•	Recognized by Ethisphere Institute as one of the “World’s Most Ethical Companies” for the 9th consecutive year.

•
Recognized as a constituent of the Dow Jones Sustainability North America Index for the 11th consecutive year; in addition, we were included on the Dow Jones Sustainability World Index for the 3rd consecutive year.

•	Recognized as a constituent of the NASDAQ OMX Global Sustainability Index for the 6th consecutive year.

•	Achieved a disclosure score of 100% in response to the Carbon Disclosure Project. It is the 5th consecutive year we have achieved a rating at or above 99%.

•	Received a Climate Leadership Award for Excellence in Greenhouse Gas Management from the U.S. Environmental Protection Agency.
More information on how we address our most significant sustainability issues is available in the UPS Corporate Sustainability Report and on the UPS Sustainability website.

Community
We believe that strong communities are vital to the success of our company. By combining our philanthropy with the volunteer time and talents of our employees, we help drive positive change for organizations and communities in need across the globe. The highlights of our corporate citizenship efforts in 2015 include:

•	Local non-profits around the world received nearly 2.35 million hours of volunteer service from our employees participating in our Neighbor-to-Neighbor program.

•
The UPS Foundation, which oversees corporate citizenship efforts for the company, invested $111 million in donations of both cash and in-kind services to global causes primarily in four focus areas—community safety, environmental sustainability, diversity and volunteerism.

•	Our employees, both active and retired, contributed approximately $55 million to United Way which was matched by a corporate contribution of $8 million.

•
Through The UPS Foundation we have the opportunity to support our global communities to offset carbon, support clean water, reduce poverty and help individuals sustain their lives through the planting of trees. The UPS Global Forestry Initiative, which began in 2013, is the signature program of The UPS Foundation’s Environmental Focus area. By the end of 2015, we have supported the planting of five million trees worldwide.

•
We continued to aid communities impacted by disasters through our UPS Humanitarian Relief and Resilience program, by providing our logistics expertise, skilled volunteers, capacity building support and in-kind services. In 2015, we coordinated more than 350 humanitarian relief shipments across 50 countries and provided funding and logistics support to strengthen long-term recovery efforts of communities impacted by the Ebola Crisis, the Syrian Refugee Crisis and the Nepal Earthquake.

•
Nearly 6,700 teenagers and novice drivers in the U.S., Canada, the U.K., Germany and China participated in UPS Road Code. This safety program for new drivers features our employees as instructors – a role where they share driving knowledge and safety tips amassed over our long history of safe driving.

Reputation
Great brands require connecting with customers, investors and other stakeholders with honesty and transparency. In working to develop these connections, we regularly receive high accolades from independent brand and reputation evaluations.
In 2015, we continued to be ranked highly by the following:
•Forbes’ 2015 ranking of America’s Most Reputable Companies, as rated by the Reputation Institute,
•Interbrand’s Best Global Brands,
•Millward Brown's BrandZ Most Valuable Global Brands and
•Rittenhouse Rankings' annual CEO Candor and Culture Survey.
Employees
The strength of our company is our people, working together with a common purpose. We had approximately 444,000 employees (excluding temporary seasonal employees) as of December 31, 2015, of which 362,000 are in the U.S. and 82,000 are located internationally. Our global workforce includes approximately 76,000 management employees (38% of whom are part-time) and 368,000 hourly employees (48% of whom are part-time).
As of December 31, 2015, we had approximately 266,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). During 2014, the Teamsters ratified a new national master agreement with UPS that will expire on July 31, 2018.
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
Safety
Health, Wellness and Safety are core values at UPS and an enduring belief that the well-being of our people, business partners and the general public is of utmost importance. We train our people to recognize hazards, mitigate risk and avoid injury to themselves and others in all aspects of their work. We do not tolerate unsafe work practices.
We recognize employees for health, wellness, and safety accomplishments. We provide programs to educate and promote the health and wellness of employees and their families and the safety of our operations. We are committed to fostering the most effective safety practices in our work environment. By meeting our high safety standards, we contribute to the well-being of our people, company and the communities we serve.
We use an all-encompassing Comprehensive Health and Safety Process ("CHSP") to promote wellness and prevent occupational injuries, illnesses and auto crashes through the development of workplace programs. The foundation of this process is our co-chaired employee and management health and safety committees. Together they conduct facility and equipment audits, perform work practice and behavior analysis, conduct training and recommend work process and equipment changes.
The components of CHSP are:

•	Personal Value. Which is the foundation and forms the base of our health, wellness and safety culture.

•
Management Commitment and Employee Involvement. Where employees take an active role in their own safety as well as their fellow workers and are supported by management. All operations management commit to providing a work environment that is conducive to the well-being and safety of our employees.

•
Work Site Analysis. Which includes injury and auto crash data analysis, behavior observations and facility and equipment audits to identify gaps and develop solutions. Our operations managers are responsible for their employees’ safety results. We investigate every injury and auto crash and develop prevention activities.

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

Other components to ensure the safety of our people and fleet include:

•
Wellness. We have a "Five Being Habits" wellness program that turns health and wellness knowledge into actionable measures. These habits are designed to enable employees and their families to take positive steps toward healthy lifestyles. The "Five Being Habits" themes are: Fitness, Sleep, Hydration, Nutrition, and Stress Management.

•
Recognition. We have a well-defined safe driving honor plan to recognize our drivers when they achieve accident-free milestones. We have more than 7,800 drivers enshrined in our coveted Circle of Honor for drivers who have driven 25 years or more without an avoidable auto crash.

•
Preventive Maintenance. We have a comprehensive Preventive Maintenance Program to ensure the safety of our fleet. Our fleet is managed and monitored electronically to ensure that each vehicle is serviced at a specific time to prevent malfunction or breakdown.

Competition
UPS is a global leader in logistics. We offer a broad array of services in the package and freight delivery industry and, therefore, compete with many different local, regional, national and international carriers. Our competitors include worldwide postal services, various motor carriers, express companies, freight forwarders, air couriers and others, including startups that combine technology with crowdsourcing to focus on local market needs. Through our supply chain service offerings, we compete with a number of providers in the supply chain, financial services and information technology industries.

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
Global Presence.   We serve more than 220 countries and territories around the world. We have a significant presence in all of the world’s major economies.
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
Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.6 million pickup customers and 8.4 million delivery customers daily. Cross-selling small package, supply chain and freight services across our customer base is an important growth mechanism for UPS.
Brand Equity.    We have built a leading and trusted brand that stands for quality service, reliability and service innovation. The distinctive appearance of our vehicles and the professional courtesy of our drivers are major contributors to our brand equity.
Distinctive Culture.    We believe that the dedication of our employees results in large part from our distinctive “employee-owner” concept. Our employee stock ownership tradition dates from 1927, when our founders, who believed that employee stock ownership was a vital foundation for successful business, first offered stock to employees. To encourage employee stock ownership, we maintain several stock-based compensation programs.
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

Government Regulation
We are subject to numerous laws and regulations in connection with our package and non-package businesses in the countries in which we operate. A summary of certain laws and regulations are described below.
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
The DOT’s authority primarily relates to economic aspects of air transportation, such as insurance requirements, discriminatory pricing, non-competitive practices, interlocking relations and cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices, and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. International operating rights for U.S. airlines are usually subject to bilateral agreement between the U.S. and foreign governments or, in the absence of such agreements, by principles of reciprocity. We are also subject to current and potential aviation regulations imposed by foreign governments in the countries in which we operate, including registration and license requirements and security regulations. UPS Airlines has international route operating rights granted by the DOT and we may apply for additional authorities when those operating rights are available and are required for the efficient operation of our international network. The efficiency and flexibility of our international air transportation network is dependent on DOT and foreign government regulations and operating restrictions.
The FAA’s authority primarily relates to safety aspects of air transportation, including aircraft operating procedures, transportation of hazardous materials, record keeping standards and maintenance activities and personnel. In 1988, the FAA granted us an operating certificate, which remains in effect so long as we meet the safety and operational requirements of the applicable FAA regulations. In addition, we are subject to non-U.S. government regulation of aviation rights involving non-U.S. jurisdictions and non-U.S. customs regulation.
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
Ground Operations
Our ground transportation of packages in the U.S. is subject to regulation by the DOT and its agency, the Federal Motor Carrier Safety Administration (the “FMCSA”) and the states’ jurisdiction with respect to the regulation of operations, safety, insurance and hazardous materials. We also must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of service. We are subject to similar regulation in many non-U.S. jurisdictions.
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

Our ground operations are subject to compliance with various cargo-security and transportation regulations issued by the U.S. Department of Homeland Security, including regulation by the TSA.
Customs
We are subject to the customs laws in the countries in which we operate, regarding the import and export of shipments, including those related to the filing of documents on behalf of client importers and exporters. Our activities, including customs brokerage and freight forwarding, are subject to regulation by the Bureau of Customs and Border Protection and the TSA, the U.S. Federal Maritime Commission and the DOT.
Environmental
We are subject to federal, state and local environmental laws and regulations across all of our business units. These laws and regulations cover a variety of processes, including, but not limited to: proper storage, handling and disposal of waste materials; appropriately managing wastewater and stormwater; monitoring and maintaining the integrity of underground storage tanks; complying with laws regarding clean air, including those governing emissions; protecting against and appropriately responding to spills and releases; and communicating the presence of reportable quantities of hazardous materials to local responders. We have established site- and activity-specific environmental compliance and pollution prevention programs to address our environmental responsibilities and remain compliant. In addition, we have created numerous programs which seek to minimize waste and prevent pollution within our operations.
Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency (the “EPA”), is authorized to establish standards governing aircraft noise. Our aircraft fleet is in compliance with current noise standards of the federal aviation regulations. Our international operations are also subject to noise regulations in certain of the countries in which we operate.
Communications
Because of our extensive use of radio and other communication facilities in our aircraft and ground transportation operations, we are subject to the Federal Communications Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses our activities pertaining to satellite communications.
Where You Can Find More Information
We maintain a website at www.ups.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website www.investors.ups.com as soon as reasonably practical after we electronically file or furnish the reports to the SEC. However, information on these websites is not incorporated by reference into this report or any other report filed with or furnished to the SEC.
We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available in the governance section of our investor relations website, located at www.investors.ups.com. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events in the governance section of our investor relations website.
Our Corporate Governance Guidelines and the Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available in the governance section of our investor relations website.
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
No single customer accounts for 10% or more of our consolidated revenue. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of our large customers might account for a relatively significant portion of the growth in revenue in a particular quarter or year. These customers can drive the growth in revenue for particular services based on factors such as: new customer product launches; trends in the e-commerce industry, such as the seasonality associated with the fourth quarter holiday season; business mergers and acquisitions; and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, it could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.
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
Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risk associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We mitigate our exposure to changing fuel prices through our indexed fuel surcharges and we may also enter into hedging transactions from time to time. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges may result in a mix shift from our higher-yielding air products to lower-yielding ground products or an overall reduction in volume. If fuel prices rise sharply, even if we are successful in increasing our fuel surcharge, we could experience lag time in implementing the surcharge, which could adversely affect our short-term operating results. There can be no assurance that our hedging transactions will be effective to protect us from changes in fuel prices. Moreover, we could experience a disruption in energy supplies, including our supply of gasoline, diesel and jet fuel, as a result of war, actions by producers, or other factors beyond our control, which could have an adverse effect on our business.
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
Our regular review of the carrying value of our assets has resulted, from time to time, in significant impairments, and we may in the future be required to recognize additional impairment charges. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairments of our intangible, fixed or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets or intangible assets are shorter than we originally estimated. Such changes could reduce our net income.
Employee health and retiree health and pension benefit costs represent a significant expense to us.
With approximately 444,000 employees, including approximately 362,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in some of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation and historically low discount rates that we use to value our benefit plan obligations. Continued increasing health care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our benefit plans. The new national master agreement with the IBT includes changes that are designed to mitigate certain of these health care expenses, but there can be no assurance that our efforts will be successful or that the failure or success of these efforts will not adversely affect our business, financial position, results of operations or liquidity.
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

In addition to our ongoing multi-employer pension plan obligations, we may have additional exposure with respect to benefits earned in the Central States Pension Fund (the "CSPF"), from which UPS withdrew in 2007 in return for fully funding its allocable share of unfunded vested benefits thereunder.   In 2015, CSPF submitted a proposed pension suspension plan to the U.S. Department of Treasury under the Multiemployer Pension Reform Act of 2014 (“MPRA”) which proposes to make retirement benefit reductions to CSPF participants, including to the benefits of certain UPS employee participants.  Separately, UPS agreed to provide supplemental benefits under the UPS/IBT Full-Time Employee Pension Plan to offset certain benefit reductions under the CSPF.  We have no other multi-employer pension plans subject to such a funding obligation.  UPS has reviewed the CSPF’s proposed plan to evaluate the validity of the actions taken by the CSPF, the plan’s compliance with the MPRA (and proposed regulations thereunder) and its potential impact on UPS’s funding obligations under the UPS/IBT Full-Time Employee Pension Plan.  We are vigorously challenging the proposed suspension plan because it does not fully comply with the law and we do not believe certain actions by CSPF are valid. Accordingly, we have not assumed or recognized a liability for supplemental benefits within the UPS/IBT Full-Time Employee Pension Plan due to the submission of CSPF’s proposed plan to the U.S. Department of Treasury. Further, we are not able to estimate a range of additional obligations, if any, or determine whether any such amounts are material due to a number of uncertainties relating to the MPRA (and proposed regulations thereunder) and assumptions made by the CSPF in its proposed plan.
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
We also own 30 of our 31 principal U.S. package operating facilities, which have floor spaces that range from approximately 310,000 to 879,000 square feet. In addition, we have a 1.9 million square foot operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations, and we own or lease over 1,000 additional smaller package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages, and capacity for the sorting, transfer and delivery of packages. The larger of these facilities also service our vehicles and equipment, and employ specialized mechanical installations for the sorting and handling of packages.
We own or lease more than 800 facilities that support our international package operations. In addition, we own or lease more than 500 facilities, with approximately 32.2 million square feet of floor space, that support our freight forwarding and logistics operations. We own and operate a logistics campus consisting of approximately 3.7 million square feet in Louisville, Kentucky.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, known as Worldport, located in Louisville, Kentucky. The Worldport facility consists of over 5.2 million square feet and the site includes approximately 596 acres with a sorting capacity of approximately 416,000 packages per hour and includes high-speed conveyor and computer control systems.
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
UPS has made a successful transition to become the first wholly-owned foreign express carrier in China. The UPS International Air Hub at Pudong International Airport, was built on a parcel totaling 2.4 million square feet with a sorting capacity of 17,000 packages per hour. This hub links all of China via Shanghai to UPS’s international network, with direct service to the Americas, Europe and Asia. It also connects points served in China by UPS through a dedicated service provided by Yangtze River Express, a Chinese all-cargo airline.
We also have a new intra-Asia air hub at Shenzhen Bao'an International Airport in China. The Shenzhen facility, which was built on a parcel of almost one million square feet and has a sorting capacity of 18,000 packages per hour, serves as our primary transit hub in Asia.
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
Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2015:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Boeing 757-200F	75	—	—	—
Boeing 767-300ERF	59	—	—	—
Airbus A300-600F	52	—	—	—
Boeing MD-11F	38	—	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Other	—	413	—	—
Total	237	413	—	—
We maintain an inventory of spare engines and parts for each aircraft.
All the aircraft we own meet Stage IV federal noise regulations and can operate at airports that have aircraft noise restrictions.
We currently do not have any commitments or options to purchase aircraft.
Vehicles
We operate a global ground fleet of approximately 110,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 33,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 33,000 containers used to transport cargo in our aircraft.

Item 3.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see the information under note 4 to the audited consolidated financial statements for a discussion of pension related matters and note 9 for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

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
The following is a summary of our class B common stock price activity and dividend information for 2015 and 2014. Our class B common stock is listed on the New York Stock Exchange under the symbol “UPS”.

	High	Low	Close	Dividends Declared
2015:
First Quarter	$114.25	$96.59	$96.94	$0.73
Second Quarter	$102.13	$95.38	$96.91	$0.73
Third Quarter	$103.43	$94.46	$98.69	$0.73
Fourth Quarter	$106.80	$96.23	$96.23	$0.73
2014:
First Quarter	$104.85	$93.19	$97.38	$0.67
Second Quarter	$104.30	$95.57	$102.66	$0.67
Third Quarter	$105.09	$94.87	$98.29	$0.67
Fourth Quarter	$113.10	$94.05	$111.17	$0.67
As of February 17, 2016, there were 154,153 and 18,383 record holders of class A and class B common stock, respectively.
The policy of our Board of Directors is to declare dividends out of current earnings. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On February 10, 2016, our Board declared a dividend of $0.78 per share, which is payable on March 9, 2016 to shareowners of record on February 22, 2016. This represents a nearly 7% increase from the previous $0.73 quarterly dividend in 2015.
A summary of repurchases of our class A and class B common stock during the fourth quarter of 2015 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31	4.3	4.3	$102.94	$1,680
November 1—November 30	0.9	0.8	104.17	1,596
December 1—December 31	1.5	1.5	101.08	1,441
Total October 1—December 31	6.7	6.6	$102.66

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

On February 14, 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The new share repurchase authorization has no expiration date. We anticipate repurchasing approximately $2.7 billion of shares in 2016.

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
The following graph shows a five year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index, and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2010 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average, and our class B common stock.

Comparison of Five Year Cumulative Total Return

$220
$200
$180
$160
$140
$120
$100
$80
2010
2011
2012
2013
2014
2015
S&P 500
UPS
Dow Jones Transports

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
United Parcel Service, Inc.	$100.00	$103.88	$107.87	$158.07	$171.77	$160.61
Standard & Poor’s 500 Index	$100.00	$102.11	$118.43	$156.77	$178.22	$180.67
Dow Jones Transportation Average	$100.00	$100.01	$107.49	$151.97	$190.08	$158.23

Item 6.	Selected Financial Data
The following table sets forth selected financial data for each of the five years in the period ended December 31, 2015 (in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Items Affecting Comparability section, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$36,747	$35,851	$34,074	$32,856	$31,717
International Package	12,149	12,988	12,429	12,124	12,249
Supply Chain & Freight	9,467	9,393	8,935	9,147	9,139
Total Revenue	58,363	58,232	55,438	54,127	53,105
Operating Expenses:
Compensation and benefits	31,028	32,045	28,557	33,102	27,575
Other	19,667	21,219	19,847	19,682	19,450
Total Operating Expenses	50,695	53,264	48,404	52,784	47,025
Operating Profit:
U.S. Domestic Package	4,767	2,859	4,603	459	3,764
International Package	2,137	1,677	1,757	869	1,709
Supply Chain and Freight	764	432	674	15	607
Total Operating Profit	7,668	4,968	7,034	1,343	6,080
Other Income and (Expense):
Investment income	15	22	20	24	44
Interest expense	(341)	(353)	(380)	(393)	(348)
Income Before Income Taxes	7,342	4,637	6,674	974	5,776
Income Tax Expense	2,498	1,605	2,302	167	1,972
Net Income	$4,844	$3,032	$4,372	$807	$3,804
Per Share Amounts:
Basic Earnings Per Share	$5.38	$3.31	$4.65	$0.84	$3.88
Diluted Earnings Per Share	$5.35	$3.28	$4.61	$0.83	$3.84
Dividends Declared Per Share	$2.92	$2.68	$2.48	$2.28	$2.08
Weighted Average Shares Outstanding:
Basic	901	916	940	960	981
Diluted	906	924	948	969	991

	As of December 31,
	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Cash and marketable securities	$4,726	$3,283	$5,245	$7,924	$4,275
Total assets	38,311	35,440	35,553	38,818	34,077
Long-term debt	11,316	9,856	10,824	11,089	11,095
Shareowners’ equity	2,491	2,158	6,488	4,733	7,108

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Growth in the US economy proceeded at a moderately slow and uneven pace throughout 2015, resulting in 2.4% GDP growth for the year with an initial estimate of 1.8% GDP growth in the fourth quarter of 2015 when compared to 2014. Consumer spending remains the primary driver of growth in the economy, as the combination of low inflation, healthy employment growth and a strong dollar have created a favorable environment for U.S. households. However, much of the growth in consumer spending has been centered in the service sector and not in the manufacturing sector. Retail sales growth was disappointing throughout most of 2015, and finished the year on a soft note with an underwhelming holiday season. E-commerce has been one of the few bright spots for retailers, as growth in digital sales far outpaced traditional brick-and mortar retailers. U.S. manufacturing continues to struggle, with weak export demand and sharp cutbacks in the mining sector combining to curb domestic industrial production and investment spending in the economy. These conditions are likely to continue in upcoming quarters, and growth is expected to remain fairly uneven in the economy as the bifurcation of the economy continues through the first half of 2016. Given these trends, overall volume grew slowly during 2015, with those products most aligned with the retail industry and e-commerce in particular experiencing the most growth.
Global GDP forecasts have been reduced in recent months, largely driven by growth concerns in emerging markets. China’s economy continues to decelerate, particularly in the manufacturing sector, and recent financial market turmoil has raised concerns that the pace of deceleration might be faster than initially expected. This in turn has driven down commodity prices worldwide, and weakened the outlook for China’s major trading partners such as the EU and other emerging Asian nations. The fall in commodity prices has negative implications for many other emerging economies, particularly in Latin America and Russia, which rely on commodity exports to drive economic growth. Outside of emerging markets, growth in the developed world appears to be continuing at a moderate pace, and advanced economies such as the many EU nations should continue to experience solid growth in 2016. The uneven nature of economic growth worldwide, combined with a trend towards more intra-regional trade, has continued the shifting of trade patterns and weakened demand in certain trade lanes. As a result of these circumstances, we continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment remained challenging in 2015, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our transportation network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of our On Road Integrated Optimization and Navigation system - "ORION") should increase our network capacity, and improve operational efficiency, flexibility and reliability. Additionally, we have continued to utilize newly expanded operating facilities to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Revenue (in millions)	$58,363	$58,232	$55,438	0.2%	5.0%
Operating Expenses (in millions)	50,695	53,264	48,404	(4.8)%	10.0%
Operating Profit (in millions)	$7,668	$4,968	$7,034	54.3%	(29.4)%
Operating Margin	13.1%	8.5%	12.7%
Average Daily Package Volume (in thousands)	18,324	18,016	16,938	1.7%	6.4%
Average Revenue Per Piece	$10.37	$10.58	$10.76	(2.0)%	(1.7)%
Net Income (in millions)	$4,844	$3,032	$4,372	59.8%	(30.6)%
Basic Earnings Per Share	$5.38	$3.31	$4.65	62.5%	(28.8)%
Diluted Earnings Per Share	$5.35	$3.28	$4.61	63.1%	(28.9)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Year Ended December 31,
	2015	2014	2013
Operating Expenses:
Defined Benefit Plans Mark-to-Market Charge	$118	$1,062	$—
Health & Welfare Plan Charges	—	1,102	—
TNT Termination Fee and Related Expenses	—	—	284
Gain Upon Liquidation of Foreign Subsidiary	—	—	(245)
Total Adjustments to Operating Expenses	118	2,164	39
Income Tax Expense (Benefit) from the Items Above	(39)	(807)	(75)
Total Adjustments to Net Income	$79	$1,357	$(36)
These items have been excluded from comparisons of "adjusted" operating expenses, operating profit, operating margin and income taxes in the discussion that follows.
Defined Benefit Plans Mark-to-Market Charge
In 2015, we recognized pre-tax mark-to-market losses in compensation and benefits expense of $118 million ($79 million after-tax) on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. These charges impacted our U.S. Domestic Package segment ($62 million), International Package segment ($44 million) and Supply Chain & Freight segment ($12 million).
In 2014, we recognized pre-tax mark-to-market losses in compensation and benefits expense of $1.062 billion ($670 million after-tax) on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. These charges impacted our U.S. Domestic Package segment ($660 million), International Package segment ($200 million) and Supply Chain & Freight segment ($202 million).
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
The table below indicates the amounts associated with each component of the pre-tax mark-to-market loss, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit costs, for each year:

	Year Ended December 31,
Components of mark-to-market gain (loss) (in millions):	2015	2014	2013
Discount rates	$1,624	$(954)	$—
Return on assets	(1,550)	42	—
Demographic and assumption changes	(133)	(150)	—
Reclassification of prior year unrecognized benefit cost	(59)	—	—
Total mark-to-market gain (loss)	$(118)	$(1,062)	$—

Weighted-average actuarial assumptions used to determine net periodic benefit cost:	2015	2014	2013
Expected rate of return on plan assets	8.66%	8.66%	8.69%
Actual rate of return on plan assets	0.37%	9.45%	8.36%
Discount rate used for net periodic benefit cost	4.36%	5.24%	4.38%
Discount rate at measurement date	4.81%	4.36%	5.24%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The $118 million and $1.062 billion pre-tax mark-to-market losses for the years ended December 31, 2015 and 2014, respectively, were comprised of the following components:
2015 - $118 million pre-tax mark-to-market loss:

•
Discount Rates ($1.624 billion pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 4.36% at December 31, 2014 to 4.81% at December 31, 2015, primarily due to an increase in U.S. treasury yields and credit spreads on AA-rated corporate bonds in 2015.

•	Return on Assets ($1.550 billion pre-tax loss): In 2015, the actual 0.37% rate of return on plan assets fell short of our expected rate of return of 8.66%, primarily due to weak global equity markets.

•
Demographic and Assumption Changes ($133 million pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as health care cost trends, compensation rate increases, and rates of termination, retirement and mortality.

•
Reclassification of Prior Year Unrecognized Benefit Cost ($59 million pre-tax loss): Our mark-to-market accounting policy requires recognition of gains and losses in excess of a corridor equal to 10% of the plans' projected benefit obligations (or fair value of the plans' assets, if greater). The decrease in certain plans' projected benefit obligations resulted in a lower corridor, which required recognition of prior year unrecognized benefit costs for some of our plans.

2014 - $1.062 billion pre-tax mark-to-market loss:

•
Discount Rates ($954 million pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans declined from 5.24% at December 31, 2013 to 4.36% at December 31, 2014. This overall decline in discount rates was primarily driven by a 122 basis point decline in the 30 year Treasury bond rate, but was partially offset by an increase in credit spreads on AA-rated 30 year bonds.

•
Return on Assets ($42 million pre-tax gain): In 2014, the actual rate of return on plan assets of 9.45% exceeded our expected rate of return of 8.66%, primarily due to gains in the world equity markets.

•
Demographic and Assumption Changes ($150 million pre-tax loss): The implementation of new U.S. mortality tables in 2014 resulted in an increased participant life expectancy assumption, which increased the overall projected benefit obligation for our plans.

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
TNT Termination Fee and Related Expenses
On January 30, 2013, the European Commission issued a formal decision prohibiting our proposed acquisition of TNT Express N.V. ("TNT Express"). As a result of the prohibition by the European Commission, the condition of our offer requiring European Union competition clearance was not fulfilled, and our proposed acquisition of TNT Express could not be completed. Given this outcome, UPS and TNT Express entered a separate agreement to terminate the merger protocol, and we withdrew our formal offer for TNT Express. We paid a termination fee to TNT Express of €200 million ($268 million) under this agreement, and also incurred transaction-related expenses of $16 million during 2013. The combination of these items resulted in a pre-tax charge of $284 million ($177 million after-tax), which impacted our International Package segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gain Upon the Liquidation of a Foreign Subsidiary
Subsequent to the termination of the merger protocol, we liquidated a foreign subsidiary that would have been used to acquire the outstanding shares of TNT Express in connection with the proposed acquisition. Upon the liquidation of this subsidiary in 2013, we realized a pre-tax foreign currency gain of $245 million ($213 million after-tax), which impacted our International Package segment.
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
As discussed in our "Critical Accounting Policies and Estimates", we recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor for company-sponsored pension and post-retirement liabilities immediately as part of net periodic benefit cost. In our results of operations and the discussions that follow, we have presented adjusted operating expenses, adjusted operating profit and adjusted operating margin excluding the portion of net periodic benefit cost represented by the gains and losses recognized in excess of the 10% corridor. This adjusted net periodic benefit cost is comparable to the accounting for our defined benefit plans in our quarterly reporting under U.S. GAAP, and reflects assumptions utilizing the expected return on plan assets and the discount rate used for determining net periodic benefit cost (the non-adjusted net periodic benefit cost reflects the actual return on plan assets and the discount rate used for measuring the projected benefit obligation). We believe this adjusted net periodic benefit cost provides important supplemental information that reflects the anticipated long-term cost of our defined benefit plans, and provides a benchmark for historical defined benefit cost trends that can be used to better compare year-to-year financial performance without considering the short-term impact of changes in market interest rates, equity prices, and similar factors.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2015, 2014 or 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Average Daily Package Volume (in thousands):
Next Day Air	1,316	1,274	1,271	3.3%	0.2%
Deferred	1,313	1,155	1,074	13.7%	7.5%
Ground	12,969	12,893	12,060	0.6%	6.9%
Total Avg. Daily Package Volume	15,598	15,322	14,405	1.8%	6.4%
Average Revenue Per Piece:
Next Day Air	$19.66	$20.42	$20.12	(3.7)%	1.5%
Deferred	11.70	12.57	12.70	(6.9)%	(1.0)%
Ground	7.98	7.85	7.96	1.7%	(1.4)%
Total Avg. Revenue Per Piece	$9.28	$9.25	$9.39	0.3%	(1.5)%
Operating Days in Period	254	253	252
Revenue (in millions):
Next Day Air	$6,570	$6,581	$6,443	(0.2)%	2.1%
Deferred	3,903	3,672	3,437	6.3%	6.8%
Ground	26,274	25,598	24,194	2.6%	5.8%
Total Revenue	$36,747	$35,851	$34,074	2.5%	5.2%
Operating Expenses (in millions):
Operating Expenses	$31,980	$32,992	$29,471	(3.1)%	11.9%
Defined Benefit Plans Mark-to-Market Charge	(62)	(660)	—
Health & Welfare Plan Charges	—	(990)	—
Adjusted Operating Expenses	$31,918	$31,342	$29,471	1.8%	6.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$4,767	$2,859	$4,603	66.7%	(37.9)%
Adjusted Operating Profit	$4,829	$4,509	$4,603	7.1%	(2.0)%
Operating Margin	13.0%	8.0%	13.5%
Adjusted Operating Margin	13.1%	12.6%	13.5%
Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2015 and 2014, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
2015/ 2014	2.2%	2.7%	(2.4)%	2.5%
2014/ 2013	6.8%	(1.6)%	—%	5.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2015 compared to 2014
Our total volume increased in 2015, largely due to faster growing premium air products and continued growth in e-commerce and overall retail sales. Business-to-consumer shipments, which represent more than 45% of total U.S. Domestic Package volume, grew nearly 3% for the year and drove increases in both air and ground shipments. Business-to-business volume grew 1% in 2015, largely due to increased volume from the retail industry including the use of our solutions for omni-channel (including ship-from-store and ship-to-store models) and returns shipping.
Among our air products, we experienced increased volume for our deferred air services in 2015, particularly for those products most aligned with business-to-consumer shipping, such as our residential Second Day Air Package and Three Day Select products. We also experienced solid growth in our business-to-business deferred air volume, largely due to increases in the retail sector. Next Day Air volume increased 3.3% in 2015, due to strong growth in e-commerce.
The increase in ground volume in 2015 was driven by growth in residential ground and SurePost volume and business-to-business shipping activity. The continued growth in e-commerce drove demand for our SurePost service, with volume increasing 3% in 2015. The increase in business-to-business ground volume was largely due to growth in omni-channel retail volume, the increased use of our returns service offerings and the growth in shipments from the retail sector.
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
Rates and Product Mix
2015 compared to 2014
Overall revenue per piece increased 0.3% in 2015, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates which took effect on December 29, 2014 and an increase in surcharge rates that took effect November 2, 2015. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select and UPS Ground. Additionally, a pricing change involving the application of dimensional weight pricing to all UPS Ground services took effect on December 29, 2014. On November 2, 2015, the surcharge increased for Over Maximum Packages and the indices for Ground, Air and International fuel surcharges were adjusted.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue per piece decreased for our Next Day Air and deferred air products in 2015, as lower fuel surcharge rates more than offset the positive impact of the base rate increase. Product mix adversely impacted Next Day Air and deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted Next Day Air and deferred revenue per piece, due to faster volume growth among our larger customers, which typically have a lower average yield than our small and middle-market customers.
Ground revenue per piece increased in 2015, primarily due to the base rate increase, the dimensional weight pricing change and product mix. Additionally, the revenue per piece for our traditional ground residential products was positively impacted by our decision not to pursue certain lower-yielding customer contract renewals. These factors were partially offset by declines in fuel surcharge rates as well as changes in customer mix, as we experienced faster volume growth among our larger customers.
2014 compared to 2013
Overall revenue per piece decreased 1.5% in 2014, and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for our ground and air products was positively impacted by an increase in base rates that took effect on December 30, 2013. We implemented an average 4.9% net increase in base and accessorial rates on UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select and UPS Ground.
Revenue per piece increased for our Next Day Air products in 2014, largely due to the base rate increase, an increase in the average weight per package, and a shift in product mix from lower-yielding letters towards higher-yielding packages. Revenue per piece declined for our deferred products in 2014, as customer and product mix changes more than offset the increase in base rates. Product mix adversely impacted deferred revenue per piece, as we experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted deferred revenue per piece, due to faster volume growth among our larger customers, which typically have a lower average yield than our smaller and middle-market customers.
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

	Year Ended December 31,			% Point Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Next Day Air / Deferred	4.8%	10.2%	10.7%	(5.4)%	(0.5)%
Ground	5.5%	7.1%	7.2%	(1.6)%	(0.1)%
Total domestic fuel surcharge revenue decreased by $843 million in 2015 as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by changes to the fuel surcharge indices, as well as the overall increase in package volume for the period. In 2014, total fuel surcharge revenue declined by $8 million as lower fuel surcharge rates (driven by lower fuel prices) more than offset the impact of increased air and ground volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
2015 compared to 2014
Adjusted operating expenses for the segment increased $576 million in 2015, primarily due to pick-up and delivery costs (up $602 million), the costs of package sorting (up $172 million) and indirect operating costs (up $122 million). The cost increases were partially offset by a reduction in the cost of operating our domestic integrated air and ground transportation network (down $319 million). These costs were impacted by several factors:

•
We incurred higher employee compensation, largely resulting from an increase in average daily union labor hours (up 0.8%), union contractual wage rate increases and growth in the overall size of the workforce.

•	Employee benefit costs increased, largely due to increased employee healthcare, pension expense and workers compensation expense.

•
We incurred lower fuel expense in 2015 primarily due to lower fuel prices. This was partially offset by higher fuel usage (due to an increase in aircraft block hours and vehicle miles driven offset by an increase in average miles per gallon).

•
We incurred lower expenses associated with purchased transportation, primarily due to the decreased use of, and lower fuel surcharge rates passed to us from rail carriers and outside contract carriers.

•
These cost increases were also mitigated by certain network efficiency and productivity improvements, which resulted in a 0.4% reduction in the total adjusted cost per piece in 2015 compared with 2014. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the average daily vehicle miles driven (down 0.4%) even as package volume increased (up 1.8%).

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

•
These cost increases were also mitigated by certain network efficiency and productivity improvements, which resulted in a 0.4% reduction in the total adjusted cost per piece in 2014 compared with 2013. We have continued to adjust our air and ground networks to better match higher volume levels, utilize technology to increase package sorting and delivery efficiency, and benefit from improved pick-up densities. These improvements allowed us to process increased volume (up 6.4%) at a faster rate than the increase in average daily aircraft block hours (up 2.4%) and vehicle miles driven (up 4.2%).

Operating Profit and Margin
2015 compared to 2014
Adjusted operating profit increased $320 million in 2015 compared with 2014, while the adjusted operating margin increased 50 basis points to 13.1%. Overall volume growth allowed us to better leverage our transportation network, leading to improved productivity (resulting in a lower cost per piece) discussed previously. This was slightly offset by higher pension and healthcare costs, contractual union wage increases and the negative impact of fuel (fuel surcharge revenue decreased at a faster rate than fuel expense).

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Year Ended December 31,			% Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Average Daily Package Volume (in thousands):
Domestic	1,575	1,579	1,499	(0.3)%	5.3%
Export	1,151	1,115	1,034	3.2%	7.8%
Total Avg. Daily Package Volume	2,726	2,694	2,533	1.2%	6.4%
Average Revenue Per Piece:
Domestic	$6.06	$6.97	$7.06	(13.1)%	(1.3)%
Export	31.10	33.98	35.18	(8.5)%	(3.4)%
Total Avg. Revenue Per Piece	$16.63	$18.15	$18.54	(8.4)%	(2.1)%
Operating Days in Period	254	253	252
Revenue (in millions):
Domestic	$2,425	$2,784	$2,667	(12.9)%	4.4%
Export	9,092	9,586	9,166	(5.2)%	4.6%
Cargo	632	618	596	2.3%	3.7%
Total Revenue	$12,149	$12,988	$12,429	(6.5)%	4.5%
Operating Expenses (in millions):
Operating Expenses	$10,012	$11,311	$10,672	(11.5)%	6.0%
Defined Benefit Plan Mark-to-Market Charge	(44)	(200)	—
Health & Welfare Plan Charges	—	(28)	—
Gain Upon Liquidation of Foreign Subsidiary	—	—	245
TNT Termination Fee and Related Expenses	—	—	(284)
Adjusted Operating Expenses	$9,968	$11,083	$10,633	(10.1)%	4.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$2,137	$1,677	$1,757	27.4%	(4.6)%
Adjusted Operating Profit	$2,181	$1,905	$1,796	14.5%	6.1%
Operating Margin	17.6%	12.9%	14.1%
Adjusted Operating Margin	18.0%	14.7%	14.5%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(880)	$(72)
Operating Expenses				858	87
Operating Profit				$(22)	$15

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2015 and 2014, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
2015/ 2014	1.6%	1.9%	(3.2)%	(6.8)%	(6.5)%
2014/ 2013	6.8%	(1.7)%	—%	(0.6)%	4.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2015 compared to 2014
Our overall average daily volume increased in 2015, largely due to continued strength in business-to-consumer volume, as well as strong demand from several sectors including healthcare and diversified vehicles and parts.
We continued to experience solid export volume growth in 2015. The growth was mainly driven by our European and Americas operations, which experienced solid increases in volume to most regions of the world. European export volume increased in 2015, with particular strength in the Europe-to-U.S., intra-European and Europe-to-Americas trade lanes. Americas export volume increased in 2015, with solid growth in the Americas-to-Europe and Americas-to-U.S. trade lanes. However, Asian export volume declined across all trade lanes due to the economic slowdown throughout the region, particularly China, while U.S. export volume declined largely due to the impact of the stronger U.S. Dollar. Export volume growth was led by our Transborder products, such as Transborder Standard and Transborder Express.
Domestic volume in 2015 decreased slightly from 2014 driven by selective revenue management initiatives focused on disciplined growth. Additionally, the results were impacted by slowing overall economic conditions in Germany and Canada.
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
Rates and Product Mix
2015 compared to 2014
Total average revenue per piece decreased 1.4% in 2015 on a currency-adjusted basis. The decline in fuel surcharge revenues (discussed in detail under Fuel Surcharges) more than offset the increases in base rates and revenue management activities.
On December 29, 2014, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). On November 2, 2015, the surcharge increased for Over Maximum Packages and the tables for Ground, Air and International fuel surcharges were adjusted. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Currency-adjusted export revenue per piece decreased 3.7% in 2015, due to lower fuel surcharge revenues, which more than offset the increase in base rates and disciplined yield and growth initiatives in Europe.
Currency-adjusted domestic revenue per piece increased 1.8% in 2015, largely due to base rate increases and disciplined yield and growth initiatives in Europe and Canada, offset by declining fuel surcharge rates.

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
Total international fuel surcharge revenue decreased by $516 million in 2015, primarily due to lower fuel prices; however, this was partially offset by an increase in overall volume and pricing changes made to the fuel surcharge indices. Total international fuel surcharge revenue increased by $2 million in 2014, as the combined impact of international air volume growth and modifications to the fuel surcharge indices were largely offset by declining fuel prices.
Operating Expenses
2015 compared to 2014
Overall adjusted operating expenses for the segment decreased $1.115 billion in 2015. This decrease was mostly due to currency exchange rate movements and lower fuel expense.
The decrease in operating expenses was impacted by the cost of operating our international integrated air and ground network, which decreased $617 million, as well as pick-up and delivery costs, which decreased $332 million. The decreases in network and pick-up and delivery costs were largely due to the impact of currency exchange rate movements, lower fuel expense, and a reduction in expense for outside transportation carriers (due to lower fuel surcharges passed to us from the carriers). Additionally, network costs were mitigated by restraining the growth in aircraft block hours (down 1.1% in 2015), as a result of ongoing modifications to our air network; this was achieved with a 3.2% increase in international export volume and continuing air product service enhancements.
The remaining decrease in operating expenses in 2015 was largely due to reductions of indirect operating costs and the cost of package sorting. Indirect operating costs decreased $130 million and the cost of package sorting decreased by $36 million. Both of these decreases were mainly attributable to the impact of currency.
Excluding the impact of currency exchange rate changes, the total adjusted cost per piece for the segment decreased 4.0% in 2015.

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
Operating Profit and Margin
2015 compared to 2014
Adjusted operating profit increased by $276 million in 2015, while the adjusted operating margin increased 330 basis points. Operating profit and margin were positively affected by several factors including base rate increases, modifications to the fuel surcharge indices and the net impact of fuel (fuel expense declined at a faster rate than fuel surcharge revenue). These items were partially offset by the net impact of currency exchange rate movements (including our currency hedging gains), which reduced operating profit by $22 million when comparing 2015 with 2014.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Freight LTL Statistics:
Revenue (in millions)	$2,479	$2,633	$2,502	(5.8)%	5.2%
Revenue Per Hundredweight	$22.94	$22.64	$22.05	1.3%	2.7%
Shipments (in thousands)	10,433	10,762	10,497	(3.1)%	2.5%
Shipments Per Day (in thousands)	41.2	42.5	41.5	(3.1)%	2.5%
Gross Weight Hauled (in millions of lbs)	10,808	11,632	11,348	(7.1)%	2.5%
Weight Per Shipment (in lbs)	1,036	1,081	1,081	(4.2)%	—%
Operating Days in Period	253	253	253
Revenue (in millions):
Forwarding and Logistics	$5,900	$5,758	$5,492	2.5%	4.8%
Freight	2,881	3,048	2,882	(5.5)%	5.8%
Other	686	587	561	16.9%	4.6%
Total Revenue	$9,467	$9,393	$8,935	0.8%	5.1%
Operating Expenses (in millions):
Operating Expenses	$8,703	$8,961	$8,261	(2.9)%	8.5%
Defined Benefit Plans Mark-to-Market Charge	(12)	(202)	—
Health & Welfare Plan Charges	—	(84)	—
Adjusted Operating Expenses	$8,691	$8,675	$8,261	0.2%	5.0%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$764	$432	$674	76.9%	(35.9)%
Adjusted Operating Profit	$776	$718	$674	8.1%	6.5%
Operating Margin	8.1%	4.6%	7.5%
Adjusted Operating Margin	8.2%	7.6%	7.5%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(249)	$(65)
Operating Expenses				279	54
Operating Profit				$30	$(11)

*	Amount represents the change compared to the prior year.
Revenue
2015 compared to 2014
Forwarding and logistics revenue increased $142 million in 2015 compared with 2014. Excluding the effect of Coyote, revenue decreased $532 million in 2015 compared with 2014. Forwarding revenue decreased largely due to the adverse impact of currency exchange rate movements, lower fuel surcharge rates (due to declining fuel prices) and volume and tonnage declines in our North American air freight and international air freight businesses (impacted by management focus on reducing lower-yielding accounts). Revenue for our logistics products increased in 2015, as we experienced solid growth in our healthcare and aerospace solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Freight revenue decreased $167 million in 2015, driven by lower tonnage of 7.1% and a $157 million decrease in fuel surcharge revenue due to lower diesel fuel prices. The decline in average daily shipments and the reduction in weight per shipment was impacted by revenue management initiatives, customer mix, and an overall decline in market demand. LTL Revenue per hundredweight increased slightly, as LTL base rate increases averaging 4.9% took effect on December 29, 2014, covering non-contractual shipments in the United States, Canada and Mexico.
Revenue for the other businesses within Supply Chain & Freight increased $99 million in 2015, due to revenue growth from our service contracts with the U.S Postal Service and at The UPS Store, UPS Capital and UPS Customer Solutions.
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
Operating Expenses
2015 compared to 2014
Forwarding and logistics adjusted operating expenses increased $91 million in 2015 compared with 2014. This increase was largely due to the acquisition of Coyote during the third quarter of 2015, partially offset by the impact of currency exchange rate movements and lower fuel expense. Purchased transportation expense increased by $37 million in 2015 due to the acquisition of Coyote offset by lower tonnage, fuel expense, and the impact of foreign currency exchange rates. The remaining operating expense increase was related to several other expense categories, including payroll and benefits expense.
Freight adjusted operating expenses decreased $151 million in 2015, while the total adjusted cost per LTL shipment decreased 1.9%. The decrease in adjusted operating expense was largely due to the cost associated with operating our linehaul network (which decreased $142 million) and decreases in pick-up and delivery expenses. The decreases in network costs and pick-up and delivery expenses were driven by a reduction in fuel expense and expense for outside transportation carriers (largely due to lower LTL volume and fuel surcharges passed to us from the carriers). These benefits were partially offset by an increase in other operating expenses of $3 million for 2015 largely due to higher pension costs (impacted by lower discount rates for UPS-sponsored plans).
Operating expenses for the other businesses within Supply Chain & Freight increased $76 million in 2015 compared with 2014 primarily due to UPS Capital and our service contracts with the U.S. Postal Service.

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
Operating Profit and Margin
2015 compared to 2014
Adjusted operating profit for the forwarding and logistics unit increased by $51 million in 2015 compared with 2014, primarily due to improved results in our international air business, partially offset by the impact of Coyote acquisition costs. The net impact of fuel costs and revenue management initiatives had a positive impact on operating profit. Operating results for the international air forwarding business improved, as the rates at which we procure capacity from third party air carriers decreased faster than the rates we charge our customers. Profitability in our ocean freight unit grew largely as a result of transportation expense decreasing at a faster rate than the rates we charge our customers. However, operating profit for the logistics unit declined, as investments in technology and infrastructure continued to pressure distribution margins during 2015.
Adjusted operating profit for our freight unit decreased $16 million in 2015 compared with 2014, as declines in tonnage and increased pension costs more than offset the increased LTL revenue per hundredweight realized during the year.
The combined operating profit for all of our other businesses in this segment increased $23 million in 2015, primarily due to higher operating profit at UPS Capital and our service contracts with the U.S. Postal Service.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses

	Year Ended December 31,			% Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Operating Expenses (in millions):
Compensation and Benefits:	$31,028	$32,045	$28,557	(3.2)%	12.2%
Defined Benefit Plans Mark-to-Market Charge	(118)	(1,062)	—
Health & Welfare Plan Charges	—	(1,102)	—
Adjusted Compensation and Benefits	30,910	29,881	28,557	3.4%	4.6%

Repairs and Maintenance	1,400	1,371	1,240	2.1%	10.6%
Depreciation and Amortization	2,084	1,923	1,867	8.4%	3.0%
Purchased Transportation	8,043	8,460	7,486	(4.9)%	13.0%
Fuel	2,482	3,883	4,027	(36.1)%	(3.6)%
Other Occupancy	1,022	1,044	950	(2.1)%	9.9%

Other Expenses:	4,636	4,538	4,277	2.2%	6.1%
TNT Termination Fee and Related Expenses	—	—	(284)
Gain Upon Liquidation of Foreign Subsidiary	—	—	245
Adjusted Other Expenses	4,636	4,538	4,238	2.2%	7.1%

Total Operating Expenses	$50,695	$53,264	$48,404	(4.8)%	10.0%
Adjusted Total Operating Expenses	$50,577	$51,100	$48,365	(1.0)%	5.7%

Currency Translation Cost / (Benefit)*				$(1,137)	$(141)

*	Amount represents the change compared to the prior year.
Compensation and Benefits
2015 compared to 2014
Employee payroll costs increased $351 million in 2015, compared with 2014, largely due to contractual union wage rate increases, a 1.2% increase in union labor hours, higher incentive compensation and a merit salary increase for management employees, partially offset by productivity improvements and the impact of currency exchange rates. The increase in average daily union labor hours was impacted by volume growth. Additionally, adverse weather conditions in the early part of 2014 contributed to a decrease in labor hours in the comparison between 2015 and 2014.
Adjusted benefits expense increased $679 million in 2015, primarily due to increased pension costs, health and welfare costs, workers compensation expenses, vacation, holiday and excused absence expenses and payroll taxes. These factors are discussed further as follows:

•
Adjusted pension costs increased $333 million in 2015, due to increased expenses in both company-sponsored pension plans (largely due to lower discount rates used to determine ongoing pension cost for 2015) and multiemployer pension plans (due to both increased contribution rates and higher union labor hours).

•	Health and welfare costs increased $275 million in 2015, largely due to contractual contribution rate increases and higher union labor hours.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Workers compensation expense increased $36 million in 2015. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported worker's compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2015, we experienced less favorable actuarial expense adjustments than the prior year as well as increased program costs and taxes.

•
Vacation, holiday and excused absence expense increased $32 million in 2015, due to an increase in the overall number of employees and increased vacation entitlements earned based on employees' years of service; however, these factors were partially offset by the impact of currency exchange rates.

2014 compared to 2013
Employee payroll costs increased $1.054 billion in 2014, compared with 2013, largely due to contractual union wage rate increases, a 7.5% increase in average daily union labor hours, and a merit salary increase for management employees. The increase in average daily union labor hours was impacted by volume growth, as well as additional training hours for the seasonal fourth quarter staffing increase. Additionally, adverse weather conditions in the early part of 2014 contributed to an increase in labor hours in the year over year comparison.
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

Repairs and Maintenance
2015 compared to 2014
The $29 million increase in repairs and maintenance expense in 2015 was primarily due to an increase in airframe and aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets. The remaining increase was largely due to increased vehicle maintenance costs in our global package and freight operations, primarily due to the growth in the size of our vehicle fleet.
2014 compared to 2013
The $131 million increase in repairs and maintenance expense in 2014 was primarily due to a $93 million increase in airframe and aircraft engine repair and component replacement costs, largely in our Boeing 747 and 767 aircraft fleets. The remaining increase was largely due to increased vehicle maintenance costs in our global package and freight operations, primarily due to the growth in the size of our vehicle fleet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation and Amortization
2015 compared to 2014

Depreciation and amortization expense increased $161 million in 2015 compared with 2014, primarily due to three factors: (1) Amortization expense increased largely due to new internally developed capitalized software, as well as intangible assets resulting from business acquisitions; (2) Depreciation expense for buildings and facilities increased due to new leasehold improvements and purchases of new equipment and (3) Depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations.
2014 compared to 2013
The $56 million increase in depreciation and amortization expense in 2014, compared with 2013, was primarily due to a $45 million increase in the depreciation expense on vehicles, due to the replacement of older, fully-depreciated vehicles, technology upgrades on vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations. Additionally, amortization expense increased $20 million, primarily related to intangible assets resulting from business acquisitions. These factors were partially offset by a decrease in building and facility depreciation, as several operating facilities became fully-depreciated.
Purchased Transportation
2015 compared to 2014
The $417 million decrease in purchased transportation expense charged to us by third-party air, ocean and truck carriers in 2015 was driven by several factors:

•
U.S. Domestic Package expense decreased $322 million in 2015, primarily due to the decreased use of, and lower fuel surcharge rates passed to us from rail carriers and outside contract carriers. Additionally, adverse weather conditions in the early months of 2014 resulted in the additional use of outside contract carriers, which impacted the comparison with 2015.

•
International Package expense decreased $64 million in 2015, primarily due to to the impact of currency exchange rate movements and lower fuel surcharges passed from outside transportation providers. These factors were partially offset by international volume growth.

•
UPS Freight expense decreased $68 million in 2015, largely due to decreased LTL shipments and fuel efficiency, and the resulting decreased use of, and lower fuel surcharges passed to us from, outside transportation carriers.

•
The expense for Forwarding and Logistics and other businesses increased $37 million in 2015 primarily due to the acquisition of Coyote; however, this was offset by the impact of decreased volume and tonnage in our international and North American air freight businesses, the impact of currency exchange movements and lower fuel surcharges passed to us from outside transportation providers.

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

Fuel
2015 compared to 2014
The $1.401 billion decrease in fuel expense in 2015 was primarily due to lower fuel prices, which decreased fuel expense by $1.383 billion. Increases in fuel efficiency, fuel hedging activities, alternative fuel credits and fewer miles driven by Freight and International Package decreased expense by $99 million. These decreases were partially offset by an increase of $82 million related to increases in aircraft block hours and Domestic Package delivery stops and miles driven due to higher volume.
2014 compared to 2013
The $144 million decrease in fuel expense in 2014 was primarily due to lower fuel prices (net of hedging activity), which decreased fuel expense by $180 million in 2014. This was partially offset by higher fuel usage (due to an increase in aircraft block hours and vehicle miles driven), which increased expense by $36 million.
Other Occupancy
2015 compared to 2014
The $22 million decrease in other occupancy expense in 2015 was largely due to a decrease in facility rent expense and utility costs, but partially offset by an increase in facility maintenance expense.

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
Other Expenses
2015 compared to 2014
The $98 million increase in other expenses in 2015 was caused by a number of factors. Automotive liability insurance expense increased $36 million largely due to established estimates of the loss that will ultimately be incurred on reported claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses. Outside professional service fees increased $16 million primarily due to transaction costs associated with Coyote. Advertising expense increased $15 million mostly driven by the "United Problem Solver" campaign. We also incurred increases in several other expense categories, including software license fees, computer supplies and employee expense reimbursement. These increases were partially offset by lower bad debt expense and other items.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense
The following table sets forth investment income and interest expense for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Investment Income	$15	$22	$20	(31.8)%	10.0%
Interest Expense	$(341)	$(353)	$(380)	(3.4)%	(7.1)%
Investment Income
2015 compared to 2014
The decrease in investment income was primarily due to lower realized gains on the sale of investments in 2015 compared with 2014, and a decline in interest income. This was partially offset by a decrease in losses from fair value adjustments on real estate partnerships.
2014 compared to 2013
The increase in investment income in 2014 compared with 2013 was primarily due to a decrease in losses from fair value adjustments on real estate partnerships. This was partially offset by a decline in interest income, largely due to having a lower average balance of invested assets in 2014.
Interest Expense
2015 compared to 2014
Interest expense decreased in 2015 compared with 2014 largely due to a decrease in effective interest rates related to the termination of our British Pound Sterling cross-currency interest rate swaps, the prior year repayment of senior notes at maturity and the impact of foreign currency. This was partially offset by an increase in average outstanding commercial paper and long-term debt.
2014 compared to 2013
Interest expense decreased in 2014 compared with 2013, largely due to having a lower average balance of debt outstanding. In addition, interest expense declined due to a decrease in the interest rate indices underlying our variable-rate debt and swaps in 2014 compared with 2013.
Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Income Tax Expense :	$2,498	$1,605	$2,302	55.6%	(30.3)%
Income Tax Impact of:
Defined Benefit Plans Mark-to-Market Charge	39	392	—
Health & Welfare Plan Charges	—	415	—
TNT Termination Fee and Related Expenses	—	—	107
Gain Upon Liquidation of Foreign Subsidiary	—	—	(32)
Adjusted Income Tax Expense	$2,537	$2,412	$2,377	5.2%	1.5%
Effective Tax Rate	34.0%	34.6%	34.5%
Adjusted Effective Tax Rate	34.0%	35.5%	35.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions we operate in and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. See note 13 to the audited consolidated financial statements for a more complete description of the significant recurring and discrete items affecting our effective tax rate. As described in the Items Affecting Comparability section, certain items have been excluded from comparisons of "adjusted" income taxes in the discussion that follows.
2015 compared to 2014
Our adjusted effective tax rate decreased to 34.0% in 2015 from 35.5% in 2014 primarily due to favorable discrete tax adjustments related to: (1) prior years' deferred tax balances; (2) execution of advance pricing agreements with certain foreign tax jurisdictions; (3) resolution of several U.S. state and local tax matters; and (4) the extension of several previously expired U.S. tax provisions in 2015. These benefits were partially offset by the additional U.S. tax expense associated with a cash distribution from a Canadian subsidiary to its U.S. parent.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	2015	2014	2013
Net Income	$4,844	$3,032	$4,372
Non-cash operating activities(a)	4,122	5,901	3,318
Pension and postretirement plan contributions (UPS-sponsored plans)	(1,229)	(1,258)	(212)
Settlement of postretirement benefit obligation	—	(2,271)	—
Hedge margin receivables and payables	170	421	67
Income tax receivables and payables	(6)	(224)	(155)
Changes in working capital and other non-current assets and liabilities	(418)	91	54
Other operating activities	(53)	34	(140)
Net cash from operating activities	$7,430	$5,726	$7,304

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Cash from operating activities remained strong throughout the 2013 to 2015 time period. Operating cash flow was adversely impacted by $1.527 billion in 2014 and $33 million in 2015 due to certain transactions resulting from the ratification of our collective bargaining agreement with the Teamsters. These transactions are discussed further in the "Collective Bargaining Agreements" section:

•	We paid $2.271 billion in 2014 to settle postretirement benefit obligations for certain union employees.

•	We paid $176 million in 2014 for retroactive economic benefits under the collective bargaining agreement that were related to the period between August through December of 2013.

•	During 2014, we received cash tax benefits of $920 million from the items described above (through reduced U.S. Federal and state quarterly income tax payments).

•
We paid $53 million in 2015 for additional retroactive economic benefits under the collective bargaining agreement and we received $20 million of cash tax benefits (through reduced U.S. Federal and state quarterly income tax payments) from the payment.

Most of the remaining variability in operating cash flows during the 2013 to 2015 time period relates to the funding of our company-sponsored pension and postretirement benefit plans (and related cash tax deductions). Except for discretionary or accelerated fundings of our plans, contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans.

•	In 2015, we made discretionary contributions to our three primary company-sponsored U.S. pension plans totaling $1.030 billion.

•	In 2014, we made discretionary contributions to our three primary company-sponsored U.S. pension plans totaling $1.042 billion.

•	In 2013, we did not have any required, nor make any discretionary, contributions to our primary company-sponsored pension plans in the U.S.

•	The remaining contributions in the 2013 through 2015 period were largely due to contributions to our international pension plans and U.S. postretirement medical benefit plans.
As discussed further in the “Contractual Commitments” section, we have minimum funding requirements in the next several years, primarily related to the UPS IBT Pension, UPS Retirement and UPS Pension plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Apart from the transactions described above, operating cash flow was impacted by changes in our working capital position, payments for income taxes, and changes in hedge margin payables and receivables. Cash payments for income taxes were $1.913, $1.524 and $2.712 billion for 2015, 2014 and 2013, respectively, and were primarily impacted by the timing of current tax deductions. The net hedge margin collateral received from derivative counterparties was $170, $421and $67 million during 2015, 2014 and 2013, respectively, due to the increased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs.
As of December 31, 2015, the total of our worldwide holdings of cash, cash equivalents and marketable securities were $4.726 billion, of which $2.516 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash, cash equivalents and marketable securities held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	2015	2014	2013
Net cash used in investing activities	$(5,309)	$(2,801)	$(2,114)
Capital Expenditures:
Buildings and facilities	$(996)	$(808)	$(483)
Aircraft and parts	(27)	(44)	(478)
Vehicles	(936)	(1,061)	(662)
Information technology	(420)	(415)	(442)
	$(2,379)	$(2,328)	$(2,065)
Capital Expenditures as a % of Revenue	4.1%	4.0%	3.7%
Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$26	$53	$104
Net decrease in finance receivables	$5	$44	$39
Net (purchases) sales of marketable securities	$(1,027)	$(419)	$9
Cash received (paid) for business acquisitions and dispositions	$(1,904)	$(88)	$(22)
Other investing activities	$(30)	$(63)	$(179)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2016 will be approximately $2.8 billion.
Capital spending on aircraft declined over the 2013 to 2015 period, as we completed the scheduled deliveries of a previous order for the Boeing 767-300ERF aircraft in 2013. Capital spending on vehicles increased during the 2013 to 2015 period in our U.S. and international package businesses and our freight unit, due to vehicle replacements, technology enhancements and new vehicle orders to support volume growth. Capital expenditures on buildings and facilities also increased in the 2013 to 2015 period, and included hub automation and capacity expansion projects in the U.S. during 2015, as well as expansion and new construction projects at facilities in Europe and Asia (including a $200 million expansion at our European air hub in Cologne, Germany that was completed in 2014).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The proceeds from the disposal of property, plant and equipment were largely due to real estate sales during the 2013 through 2015 period, as well as the proceeds from insurance recoveries in 2013. The net decline in finance receivables in the 2013 through 2015 period was primarily due to customer paydowns and loan sales activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will therefore fluctuate from period to period.
The cash paid for business acquisitions in the 2013 to 2015 period was largely due to the acquisitions of Cemelog Ltd. in Hungary (2013), i-parcel LLC in the U.S. (2014), Polar Speed Distribution Limited in the U.K. (2014), Poltraft Sp. z.o.o in Poland (2015) Parcel Pro, Inc in the U.S. (2015) and Coyote Logistics Midco, Inc (2015), as well as other smaller acquisitions.
Other investing activities are impacted by changes in our restricted cash balances, capital contributions into certain investment partnerships, and various other items. In 2015, 2014 and 2013, we increased the restricted cash balance associated with our self-insurance requirements by $0, $17 and $137 million, respectively.
Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2015	2014	2013
Net cash used in financing activities	$(1,565)	$(5,161)	$(7,807)
Share Repurchases:
Cash expended for shares repurchased	$(2,702)	$(2,695)	$(3,838)
Number of shares repurchased	(26.8)	(26.4)	(43.2)
Shares outstanding at year-end	886	905	923
Percent reduction in shares outstanding	(2.1)%	(2.0)%	(3.1)%
Dividends:
Dividends declared per share	$2.92	$2.68	$2.48
Cash expended for dividend payments	$(2,525)	$(2,366)	$(2,260)
Borrowings:
Net borrowings (repayments) of debt principal	$3,588	$(169)	$(1,775)
Other Financing Activities:
Cash received for common stock issuances	$249	$274	$491
Other financing activities	$(175)	$(205)	$(425)
Capitalization:
Total debt outstanding at year-end	$14,334	$10,779	$10,872
Total shareowners’ equity at year-end	2,491	2,158	6,488
Total capitalization	$16,825	$12,937	$17,360
Debt to Total Capitalization %	85.2%	83.3%	62.6%
On February 14, 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. The share repurchase authorization has no expiration date. As of December 31, 2015, we had $1.441 billion of this share repurchase authorization remaining. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $2.7 billion of shares in 2016.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects, and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2016, we increased our quarterly dividend payment from $0.73 to $0.78 per share, a 7% increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Issuances of debt in 2015 consisted of floating rate senior notes totaling $144 million, euro denominated floating rate senior notes totaling €500 million ($547 million), euro denominated fixed rate senior notes totaling €700 million ($765 million), and facility bonds associated with our Philadelphia, Pennsylvania airport facilities totaling $100 million. The remainder consisted primarily of commercial paper. Issuances of debt in 2014 and 2013 consisted primarily of commercial paper.
Repayments of debt in 2015 consisted primarily of the maturity of our $100 million facility bonds associated with our Philadelphia, Pennsylvania airport facilities. Repayments of debt in 2014 and 2013 consisted primarily of the maturity of our $1.0 and $1.75 billion senior fixed rate notes that matured in April 2014 and January 2013, respectively. The remaining repayments of debt during the 2013 through 2015 time period included paydowns of commercial paper and scheduled principal payments on our capitalized lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
We had $2.965 billion of commercial paper outstanding at December 31, 2015, which includes euro denominated commercial paper totaling €310 million ($339 million) and pound sterling denominated commercial paper totaling £234 million ($347 million). We had $772 million of commercial paper outstanding at December 31, 2014, and no commercial paper outstanding at December 31, 2013. During 2015, the average balance of our U.S dollar denominated commercial paper was $2.159 billion and the average interest rate paid was 0.13%. The average balance of our pound sterling denominated commercial paper was £241 million ($368 million) and the average interest rate paid was 0.50%. The average balance of our euro denominated commercial paper was €10 million ($11 million) and the average interest rate was -0.09%. The average commercial paper balance for 2014 and 2013 was $1.356 and $1.013 billion and the average interest rate paid was 0.10% and 0.07%, respectively. The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs.
The variation in cash received from common stock issuances was primarily due to the level of stock option exercises by employees in the 2013 through 2015 period.
The cash outflows in other financing activities were impacted by several factors. Cash outflows from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $(17), $(47) and $(93) million for 2015, 2014 and 2013, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $217, $224 and $253 million for 2015, 2014 and 2013, respectively. In 2013, we paid $70 million to purchase the noncontrolling interest in a joint venture that operates in the Middle East, Turkey and portions of the Central Asia region.
Sources of Credit
See note 8 to the audited consolidated financial statements for a discussion of our available credit and debt covenants.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Contractual Commitments
We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments, and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2015 (in millions):

Commitment Type	2016	2017	2018	2019	2020	After 2020	Total
Capital Leases	$72	$73	$61	$59	$53	$392	$710
Operating Leases	324	263	197	125	84	266	1,259
Debt Principal	2,978	377	751	1,000	547	8,039	13,692
Debt Interest	296	296	282	257	231	3,856	5,218
Purchase Commitments	257	119	53	24	15	11	479
Pension Fundings	1,161	—	292	NA	NA	NA	1,453
Other Liabilities	23	10	5	—	—	—	38
Total	$5,111	$1,138	$1,641	$1,465	$930	$12,564	$22,849
Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in note 8 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2015. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.
Purchase commitments represent contractual agreements to purchase goods or services that are legally binding, the largest of which are orders for technology equipment and vehicles. As of December 31, 2015, we have no open aircraft orders.
Pension fundings represent a voluntary contribution for 2016 and anticipated required minimum cash contributions that will be made to our qualified U.S. pension plans during 2017 and 2018 (these plans are discussed further in note 4 to the consolidated financial statements). The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns, discount rates, and changes to pension plan funding regulations. A sustained significant decline in the world equity markets, and the resulting impact on our pension assets and investment returns, could result in our domestic pension plans being subject to significantly higher minimum funding requirements. Actual contributions made in future years could materially differ from the amounts shown in the table above, and consequently required minimum contributions beyond 2018 cannot be reasonably estimated.
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
The contractual payments due for “other liabilities” primarily include commitment payments related to our investment in certain partnerships. The table above does not include approximately $207 million of liabilities for uncertain tax positions because we are uncertain if or when such amounts will ultimately be settled in cash. In addition, we also have recognized assets associated with uncertain tax positions in excess of the related liabilities such that we do not believe a net contractual obligation exists to the taxing authorities. Uncertain tax positions are further discussed in note 13 to the consolidated financial statements.
As of December 31, 2015, we had outstanding letters of credit totaling approximately $1.808 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2015, we had $623 million of surety bonds written. As of December 31, 2015, we had unfunded loan commitments totaling $162 million associated with UPS Capital.

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
Contingencies
See note 4 to the audited consolidated financial statements for a discussion of pension related matters and note 9 for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.
Collective Bargaining Agreements
Status of Collective Bargaining Agreements
As of December 31, 2015, we had approximately 266,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). During 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. In the second quarter of 2014, we remitted $278 million for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
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
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011.The ongoing contract negotiations between UPS and the IPA are in mediation by the National Mediation Board.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments
Effective December 28, 2015, UPS Ground rates and accessorial charges increased by an average net 4.9 percent. UPS Air and International services and accessorials, including UPS Air Freight rates within and between the U.S., Canada and Puerto Rico, increased an average net 5.2 percent. UPS Freight® rates increased an average net 4.9 percent, effective October 26, 2015.
Effective November 2, 2015, the surcharge increased for Over Maximum Packages and the tables for Ground, Air and International fuel surcharges were adjusted.  Effective January 4, 2016, there will be a charge for UPS’s Third-Party Billing Service.
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
Contingencies
As discussed in note 9 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self-insurance which are discussed further below, were not material to our financial position or results of operations as of, and for the year ended, December 31, 2015. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2015, because a loss is not reasonably estimable.
Goodwill and Intangible Impairment
We perform impairment testing of goodwill for each of our reporting units on an annual basis. Our reporting units are comprised of the U.S. Domestic Package, Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa) reporting units in the International Package reporting segment, and the Forwarding, Logistics, UPS Freight, The UPS Store and UPS Capital and Coyote Logistic reporting units in the Supply Chain & Freight reporting segment. Our annual goodwill impairment testing date is October 1st for each reporting unit. In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
We primarily determine the fair value of our reporting units using a discounted cash flow model (“DCF model”), and supplement this with observable valuation multiples for comparable companies, as applicable. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations.
None of the reporting units incurred any goodwill impairment charges in 2015, 2014 or 2013. Changes in our forecasts could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. A 10% decrease in the estimated fair value for any of our reporting units as of our most recent goodwill testing date (October 1, 2015) would not result in a goodwill impairment charge.

A trade name with a carrying value of $200 million and licenses with a carrying value of $4 million as of December 31, 2015 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our remaining recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. We incurred impairment charges on intangible assets of $13 million during 2013, while there were no impairments of any indefinite-lived or finite-lived intangible assets in 2015 or 2014.
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
Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and postretirement benefit obligations as of the measurement date, (2) differences between the expected and the actual return on plan assets, (3) changes in demographic assumptions including mortality, (4) participant experience different from demographic assumptions and (5) changes in coordinating benefits with plans not sponsored by UPS.
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plans' projected benefit obligations) in pension expense annually at December 31st each year. The remaining components of pension expense (herein referred to as "ongoing net periodic benefit cost"), primarily service and interest costs and the expected return on plan assets, are reported on a quarterly basis.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets, and healthcare cost trend rate for our pension and postretirement benefit plans, and the resulting increase (decrease) on our obligations and expense as of, and for the year ended, December 31, 2015 (in millions).

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(63)	$66
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(86)	1,048
Effect on projected benefit obligation	(1,490)	1,651
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(73)	73
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	(46)	47

Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	3	(3)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(11)	13
Effect on accumulated postretirement benefit obligation	(57)	67
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	11	(11)
Effect on accumulated postretirement benefit obligation	17	(19)

(1)	Amount calculated based on 25 basis point increase / decrease in the expected return on assets.

(2)	Amount calculated based on 25 basis point increase / decrease in the actual return on assets.

Expense is expected to remain flat in 2016 compared with 2015, due primarily to the increase in the weighted-average discount rate used to determine ongoing net periodic benefit cost from 4.36% for 2015 to 4.81% for 2016 (these discount rates represent the combined weighted-average discount rates for our U.S. and international pension plans, as well as our U.S. postretirement medical plans). The impact of increases in discount rates is offset primarily by lower than expected asset returns in 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation, Residual Value and Impairment of Fixed Assets
As of December 31, 2015, we had $18.352 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.
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
There were no impairment charges on our property, plant and equipment during 2015, 2014 and 2013.
Fair Value Measurements
In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, pension assets, other investments and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, pension assets and certain other investments. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, equity, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates, interest rates and equity prices is presented in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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
Allowance for Doubtful Accounts
Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Deterioration in macroeconomic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2015 and 2014 was $118 and $121 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2015, 2014 and 2013 was $121, $143 and $129 million, respectively.

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

Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we periodically use a combination of option, forward and futures contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2015 and 2014, however, we had no commodity contracts outstanding.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We use forwards as well as a combination of purchased and written options to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 48 months. We also utilize forward contracts to hedge portions of our anticipated cash settlements of intercompany transactions subject to foreign currency remeasurement.
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

	Shock-Test Result As of December 31,
(in millions)	2015	2014
Change in Fair Value:
Currency Derivatives(1)	$(435)	$(229)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$44	$15
Interest Rate Derivatives(2)	$66	$81

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.

(2)
The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).

The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our marketable securities and finance receivables due to changes in interest rates was not material as of December 31, 2015 and 2014.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2016

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,730	$2,291
Marketable securities	1,996	992
Accounts receivable, net	7,134	6,661
Other current assets	1,348	1,274
Total Current Assets	13,208	11,218
Property, Plant and Equipment, Net	18,352	18,281
Goodwill	3,419	2,184
Intangible Assets, Net	1,549	847
Investments and Restricted Cash	473	489
Deferred Income Tax Assets	255	1,219
Other Non-Current Assets	1,055	1,202
Total Assets	$38,311	$35,440
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,018	$923
Accounts payable	2,587	2,754
Accrued wages and withholdings	2,253	2,373
Hedge margin liabilities	717	548
Self-insurance reserves	657	656
Other current liabilities	1,464	1,367
Total Current Liabilities	10,696	8,621
Long-Term Debt	11,316	9,856
Pension and Postretirement Benefit Obligations	10,638	11,452
Deferred Income Tax Liabilities	115	78
Self-Insurance Reserves	1,831	1,916
Other Non-Current Liabilities	1,224	1,359
Shareowners’ Equity:
Class A common stock (194 and 201 shares issued in 2015 and 2014)	2	2
Class B common stock (693 and 705 shares issued in 2015 and 2014)	7	7
Additional paid-in capital	—	—
Retained earnings	6,001	5,726
Accumulated other comprehensive loss	(3,540)	(3,594)
Deferred compensation obligations	51	59
Less: Treasury stock (1 share in 2015 and 2014)	(51)	(59)
Total Equity for Controlling Interests	2,470	2,141
Noncontrolling Interests	21	17
Total Shareowners’ Equity	2,491	2,158
Total Liabilities and Shareowners’ Equity	$38,311	$35,440

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$58,363	$58,232	$55,438
Operating Expenses:
Compensation and benefits	31,028	32,045	28,557
Repairs and maintenance	1,400	1,371	1,240
Depreciation and amortization	2,084	1,923	1,867
Purchased transportation	8,043	8,460	7,486
Fuel	2,482	3,883	4,027
Other occupancy	1,022	1,044	950
Other expenses	4,636	4,538	4,277
Total Operating Expenses	50,695	53,264	48,404
Operating Profit	7,668	4,968	7,034
Other Income and (Expense):
Investment income	15	22	20
Interest expense	(341)	(353)	(380)
Total Other Income and (Expense)	(326)	(331)	(360)
Income Before Income Taxes	7,342	4,637	6,674
Income Tax Expense	2,498	1,605	2,302
Net Income	$4,844	$3,032	$4,372
Basic Earnings Per Share	$5.38	$3.31	$4.65
Diluted Earnings Per Share	$5.35	$3.28	$4.61

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net Income	$4,844	$3,032	$4,372
Change in foreign currency translation adjustment, net of tax	(440)	(331)	(260)
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	1	(7)
Change in unrealized gain (loss) on cash flow hedges, net of tax	6	280	67
Change in unrecognized pension and postretirement benefit costs, net of tax	489	(3,084)	3,094
Comprehensive Income (Loss)	$4,898	$(102)	$7,266

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$4,844	$3,032	$4,372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,084	1,923	1,867
Pension and postretirement benefit expense	1,189	3,040	1,115
Pension and postretirement benefit contributions	(1,229)	(1,258)	(212)
Settlement of postretirement benefit obligation	—	(2,271)	—
Self-insurance reserves	(80)	(201)	34
Deferred tax expense	540	385	(246)
Stock compensation expense	574	536	513
Other (gains) losses	(185)	218	35
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(452)	(523)	(515)
Other current assets	414	112	(13)
Accounts payable	(147)	276	218
Accrued wages and withholdings	(63)	106	416
Other current liabilities	(6)	317	(140)
Other operating activities	(53)	34	(140)
Net cash from operating activities	7,430	5,726	7,304
Cash Flows From Investing Activities:
Capital expenditures	(2,379)	(2,328)	(2,065)
Proceeds from disposals of property, plant and equipment	26	53	104
Purchases of marketable securities	(7,415)	(3,525)	(2,948)
Sales and maturities of marketable securities	6,388	3,106	2,957
Net decrease in finance receivables	5	44	39
Cash paid for business acquisitions	(1,904)	(88)	(22)
Other investing activities	(30)	(63)	(179)
Net cash used in investing activities	(5,309)	(2,801)	(2,114)
Cash Flows From Financing Activities:
Net change in short-term debt	2,529	—	—
Proceeds from long-term borrowings	3,783	1,525	100
Repayments of long-term borrowings	(2,724)	(1,694)	(1,875)
Purchases of common stock	(2,702)	(2,695)	(3,838)
Issuances of common stock	249	274	491
Dividends	(2,525)	(2,366)	(2,260)
Other financing activities	(175)	(205)	(425)
Net cash used in financing activities	(1,565)	(5,161)	(7,807)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(117)	(138)	(45)
Net Increase (Decrease) In Cash And Cash Equivalents	439	(2,374)	(2,662)
Cash And Cash Equivalents:
Beginning of period	2,291	4,665	7,327
End of period	$2,730	$2,291	$4,665
Cash Paid During The Period For:
Interest (net of amount capitalized)	$345	$366	$409
Income taxes	$1,913	$1,524	$2,712
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
UPS concentrates its operations in the field of transportation services, primarily domestic and international letter and package delivery. Through our Supply Chain & Freight subsidiaries, we are also a global provider of specialized transportation, logistics and financial services.
Use of Estimates
The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingencies. Estimates have been prepared on the basis of the most current and best information, and actual results could differ materially from those estimates.
Revenue Recognition
U.S. Domestic and International Package Operations—Revenue is recognized upon delivery of a letter or package.
Forwarding and Logistics—Freight forwarding revenue and the expense related to the transportation of freight are recognized at the time the services are completed. Truckload freight brokerage revenue and related transportation costs are recognized upon delivery of the shipment by a third party carrier. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our total allowance for doubtful accounts as of December 31, 2015 and 2014 was $118 and $121 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2015, 2014 and 2013 was $121, $143 and $129 million, respectively.
Inventories
Jet fuel, diesel, and unleaded gasoline inventories are valued at the lower of average cost or market. Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Total inventories were $308 and $344 million as of December 31, 2015 and 2014, respectively, and are included in “other current assets” on the consolidated balance sheets.
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
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $13, $11 and $14 million for 2015, 2014, and 2013, respectively.
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
Pension and Postretirement Benefits
We incur certain employment-related expenses associated with pension and postretirement medical benefits. These pension and postretirement medical benefit costs for company-sponsored benefit plans are calculated using various actuarial assumptions and methodologies, including discount rates, expected returns on plan assets, healthcare cost trend rates, inflation, compensation increase rates, mortality rates and coordination of benefits with plans not sponsored by UPS. Actuarial assumptions are reviewed on an annual basis, unless circumstances require an interim remeasurement date for any of our plans.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Pre-tax currency transaction gains, net of hedging, included in other operating expenses, investment income and interest expense were $7, $14 and $76 million in 2015, 2014 and 2013, respectively.
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

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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

Adoption of New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that simplifies the presentation of deferred tax assets and liabilities. The update removes the requirement to separate deferred tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The update permits the entity to present deferred tax liabilities and assets as non-current in a classified statement of financial position. The new guidance would have become effective for us in the fourth quarter of 2016; however, we have elected to early adopt this

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standard on a retrospective basis in the fourth quarter of 2015 as we expect it to reduce the complexity in the preparation of our consolidated financial statements. We have reclassified $590 and $18 million of current deferred tax assets and liabilities, respectively, to non-current assets and liabilities within our consolidated financial position in 2014. This accounting standards update did not have a material impact on our results of operations.
In September 2015, the FASB issued an accounting standards update that simplifies the accounting for measurement-period adjustments related to business combinations. This update removes the requirement to retrospectively apply adjustments made to estimated amounts recognized in a business combination. This update permits the purchaser to adjust the estimated amounts in the reporting period in which the adjustment amounts are determined. This new guidance would have become effective for us in the first quarter of 2016; however, we have elected to early adopt this standard in the third quarter of 2015 as we expect it to reduce the complexity in the preparation of our consolidated financial statements. This accounting standards update did not have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability instead of a deferred charge. In August 2015, the FASB issued updated guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. This update allows an entity to defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have elected to early adopt this standard in the fourth quarter of 2015 on a retrospective basis as we expect it to reduce the complexity in the preparation of our consolidated financial statements. This accounting standards update did not have a material impact on our consolidated financial position or results of operations.
In June 2014, the FASB issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provided that a performance target that affects vesting could be achieved after the requisite service period. This new guidance became effective for us in the first quarter of 2015 and did not have a material impact on our consolidated financial position or results of operations.

Accounting Standards Issued But Not Yet Effective
In May 2015, the FASB issued an accounting standards update that changes the disclosure requirement for reporting investments at fair value. This update removes the requirement to categorize investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. These disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance will be applied retrospectively and become effective for us in the first quarter of 2016, but early adoption is permitted. At this time, we do not expect this new guidance to have a material impact on our disclosures.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale at December 31, 2015 and 2014 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2015
Current trading marketable securities:
Corporate debt securities	$715	$—	$—	$715
Non-U.S. government debt securities	363	—	—	363
Carbon credit investments	347	9	(5)	351
Total trading marketable securities	1,425	9	(5)	1,429

Current available-for-sale marketable securities:
U.S. government and agency debt securities	$341	$—	$(1)	$340
Mortgage and asset-backed debt securities	74	1	(1)	74
Corporate debt securities	147	—	(1)	146
U.S. state and local municipal debt securities	2	—	—	2
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	569	1	(3)	567

Total current marketable securities	$1,994	$10	$(8)	$1,996

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2014
Current trading marketable securities:
Corporate debt securities	$388	$—	$—	$388
Non-U.S. government debt securities	42	—	—	42
Carbon credit investments	—	—	—	—
Total trading marketable securities	430	—	—	430

Current available-for-sale marketable securities:
U.S. government and agency debt securities	$321	$1	$(1)	$321
Mortgage and asset-backed debt securities	89	1	(1)	89
Corporate debt securities	146	—	—	146
U.S. state and local municipal debt securities	2	—	—	2
Equity securities	3	—	—	3
Non-U.S. government debt securities	1	—	—	1
Total available-for-sale marketable securities	562	2	(2)	562

Total current marketable securities	$992	$2	$(2)	$992

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross realized gains on sales of available-for-sale securities totaled $1, $1 and $11 million in 2015, 2014, and 2013, respectively. The gross realized losses on sales of available-for-sale securities totaled $1, $0 and $6 million in 2015, 2014, and 2013, respectively.
There were no material impairment losses recognized on marketable securities during 2015, 2014 or 2013.
Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of December 31, 2015. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2015 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$168	$(1)	$—	$—	$168	$(1)
Mortgage and asset-backed debt securities	—	—	28	(1)	28	(1)
Corporate debt securities	—	—	50	(1)	50	(1)
U.S. state and local municipal debt securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
Non-U.S. government debt securities	—	—	—	—	—	—
Carbon credit investments	189	(5)	—	—	189	(5)
Other investment securities	—	—	—	—	—	—
Total marketable securities	$357	$(6)	$78	$(2)	$435	$(8)
The unrealized losses for the U.S. government and agency debt securities and mortgage and asset-backed debt securities are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.
Maturity Information
The amortized cost and estimated fair value of marketable securities at December 31, 2015, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,131	$1,131
Due after one year through three years	425	423
Due after three years through five years	14	15
Due after five years	75	74
	1,645	1,643
Equity and other investment securities	349	353
	$1,994	$1,996

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
Restricted cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide cash collateral to the insurance carrier, which is invested in money market funds and similar cash equivalent type assets. Additional cash collateral provided is reflected in "other investing activities" in the statements of consolidated cash flows. As of December 31, 2015 and 2014, we had $442 million in self-insurance restricted cash.
We held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at both December 31, 2015 and 2014. The quarterly change in investment fair value is recognized in "investment income" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $12 and $28 million as of December 31, 2015 and 2014, respectively.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other investments” in the tables below, and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.22% and 7.81% as of December 31, 2015 and 2014, respectively. These inputs and the resulting fair values are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2015
Marketable securities:
U.S. government and agency debt securities	$340	$—	$—	$340
Mortgage and asset-backed debt securities	—	74	—	74
Corporate debt securities	—	861	—	861
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	366	—	366
Carbon credit investments	351	—	—	351
Total marketable securities	691	1,305	—	1,996
Other non-current investments	19	—	32	51
Total	$710	$1,305	$32	$2,047

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2014
Marketable securities:
U.S. government and agency debt securities	$321	$—	$—	$321
Mortgage and asset-backed debt securities	—	89	—	89
Corporate debt securities	—	534	—	534
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	44	—	44
Total marketable securities	321	671	—	992
Other investments	19	—	64	83
Total	$340	$671	$64	$1,075

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the years ended December 31, 2015 and 2014 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2014	$—	$110	$110
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(46)	(46)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2014	$—	$64	$64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(32)	(32)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2015	$—	$32	$32

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including both owned assets as well as assets subject to capital leases, consists of the following as of December 31 (in millions):

	2015	2014
Vehicles	$8,111	$7,542
Aircraft	15,815	15,801
Land	1,263	1,145
Buildings	3,280	3,276
Building and leasehold improvements	3,450	3,266
Plant equipment	8,026	7,649
Technology equipment	1,670	1,608
Equipment under operating leases	30	34
Construction-in-progress	273	299
	41,918	40,620
Less: Accumulated depreciation and amortization	(23,566)	(22,339)
	$18,352	$18,281
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded in 2015, 2014 or 2013.
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
The UPS IBT Pension Plan is noncontributory and includes employees that were previously members of the Central States Pension Fund, a multiemployer pension plan, in addition to other eligible employees who are covered under certain collective bargaining agreements. This plan generally provides for retirement benefits based on service credits earned by employees prior to retirement.
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
Defined Contribution Plans
We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $104, $95 and $90 million for 2015, 2014 and 2013, respectively.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $83, $82 and $80 million for 2015, 2014 and 2013, respectively.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$1,527	$1,137	$1,349	$34	$62	$103	$48	$43	$47
Interest cost	1,694	1,604	1,449	117	152	185	44	49	44
Expected return on assets	(2,489)	(2,257)	(2,147)	(17)	(25)	(33)	(61)	(61)	(55)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	—	—
Prior service cost	168	169	172	5	—	4	1	1	2
Actuarial (gain) loss	70	991	—	17	767	—	31	48	—
Curtailment and settlement loss	—	—	—	—	356	—	—	—	—
Other	—	—	—	—	—	—	—	4	(5)
Net periodic benefit cost	$970	$1,644	$823	$156	$1,312	$259	$63	$84	$33

The curtailment and settlement loss in 2014 for the U.S. postretirement medical benefit plans is discussed further in note 5 under the section entitled "Accounting Impact of Health and Welfare Plan Changes".
Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.40%	5.32%	4.42%	4.18%	4.89%	4.21%	3.56%	4.35%	4.00%
Rate of compensation increase	4.29%	4.29%	4.16%	N/A	N/A	N/A	3.08%	3.22%	3.03%
Expected return on assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	6.03%	6.29%	6.90%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.86%	4.40%	4.79%	4.18%	3.51%	3.56%
Rate of compensation increase	4.29%	4.29%	N/A	N/A	3.04%	3.08%
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
As of December 31, 2015, the impact of each basis point change in the discount rate on the projected benefit obligation of the pension and postretirement medical benefit plans are as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(60)	$(2)
One basis point decrease in discount rate	$66	$3
The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for plans in the U.S. On October 27, 2014, the SOA published updated mortality tables and an updated improvement scale, both of which reflect longer anticipated lifetimes. Based on an evaluation of these new tables and our perspective of future longevity, we updated the mortality assumptions for purposes of measuring pension and other postretirement benefit obligations at December 31, 2014. The change to the mortality assumption increased the year-end pension and other postretirement benefit obligations by $1.119 billion and $51 million, respectively. At December 31, 2014, we also revised the retirement assumptions for non-union plan participants based on recent retirement experience. The change to the retirement assumption decreased the year-end pension and other postretirement benefit obligations by $383 and $234 million, respectively.
Assumptions for the expected return on plan assets are used to determine a component of net periodic benefit cost for the fiscal year. The assumption for our U.S. plans was developed using a long-term projection of returns for each asset class, and taking into consideration our target asset allocation. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations.
On September 25, 2015, the Central States Pension Fund ("CSPF") submitted a proposed pension suspension plan to the U.S. Department of Treasury under the Multiemployer Pension Reform Act of 2014 ("MPRA"). The CSPF plan proposes to make retirement benefit reductions to the CSPF participants, including to the benefits of UPS employee participants retiring on or after January 1, 2008. In 2007, UPS fully funded its allocable share of the unfunded vested benefits in the CSPF when it was agreed that UPS could withdraw from the CSPF in consideration of a $6.100 billion withdrawal liability. Under a collective bargaining agreement with the IBT, UPS agreed to provide supplemental benefits under the UPS/IBT Full-Time Employee Pension Plan to offset the effect of certain benefit reductions by the CSPF applicable to UPS participants retiring on or after January 1, 2008, which resulted in the initial recognition of a $1.701 billion pension liability in 2007. UPS has reviewed the CSPF’s proposed plan to evaluate the validity of the actions taken by the CSPF, the plan’s compliance with the MPRA (and proposed regulations thereunder) and its potential impact on UPS’s funding obligations under the UPS/IBT Full-Time Employee Pension Plan.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are vigorously challenging the proposed suspension plan because it does not fully comply with the law and we do not believe certain actions by the CSPF are valid. Accordingly, we have not assumed or recognized a liability for supplemental benefits within the UPS/IBT Full-Time Employee Pension Plan due to the submission of the CSPF’s proposed plan to the U.S. Department of Treasury. Further we are not able to estimate a range of potential additional obligations, if any, or determine whether any such amounts are material, due to uncertainties regarding the validity of actions taken by the CSPF, incomplete information regarding the CSPF’s proposed benefit reductions, uncertainties regarding the process and standards under the MPRA, whether the proposed plan complies with the MPRA (and proposed regulations thereunder) and the effect of various discount rates and other actuarial assumptions.
For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by plan based on the nature of liabilities and considering the demographic composition of the plan participants.
Healthcare cost trends are used to project future postretirement benefits payable from our plans. For year-end 2015 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 7.0%, decreasing to 4.5% by the year 2021 and with consistent annual increases at those ultimate levels thereafter.

Assumed healthcare cost trends can have a significant effect on the amounts reported for our postretirement medical plans. A one percent change in assumed healthcare cost trend rates would have had the following effects on 2015 results (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$4	$(4)
Effect on postretirement benefit obligation	$73	$(79)
Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Funded Status:
Fair value of plan assets	$28,887	$28,828	$130	$259	$1,014	$1,042
Benefit obligation	(36,846)	(37,521)	(2,673)	(2,883)	(1,219)	(1,274)
Funded status recognized at December 31	$(7,959)	$(8,693)	$(2,543)	$(2,624)	$(205)	$(232)
Funded Status Recognized in our Balance Sheet:
Other non-current assets	$—	$—	$—	$—	$48	$25
Other current liabilities	(16)	(17)	(98)	(102)	(3)	(3)
Pension and postretirement benefit obligations	(7,943)	(8,676)	(2,445)	(2,522)	(250)	(254)
Net liability at December 31	$(7,959)	$(8,693)	$(2,543)	$(2,624)	$(205)	$(232)
Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(954)	$(1,122)	$(26)	$(32)	$(4)	$(7)
Unrecognized net actuarial gain (loss)	(3,263)	(3,752)	32	(89)	(103)	(103)
Gross unrecognized cost at December 31	(4,217)	(4,874)	6	(121)	(107)	(110)
Deferred tax assets (liabilities) at December 31	1,585	1,833	(2)	45	26	29
Net unrecognized cost at December 31	$(2,632)	$(3,041)	$4	$(76)	$(81)	$(81)
The accumulated benefit obligation for our pension plans as of the measurement dates in 2015 and 2014 was $35.320 and $35.867 billion, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit payments under the pension plans include $22 and $19 million paid from employer assets in 2015 and 2014, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $111 and $122 million paid from employer assets in 2015 and 2014, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
At December 31, 2015 and 2014, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2015	2014	2015	2014
U.S. Pension Benefits:
Projected benefit obligation	$36,846	$37,521	$36,846	$37,521
Accumulated benefit obligation	34,210	34,725	34,210	34,725
Fair value of plan assets	28,887	28,828	28,887	28,828
International Pension Benefits:
Projected benefit obligation	$493	$510	$477	$474
Accumulated benefit obligation	416	426	401	398
Fair value of plan assets	247	261	232	232
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Benefit Obligations:
Projected benefit obligation at beginning of year	$37,521	$29,508	$2,883	$4,046	$1,274	$1,076
Service cost	1,527	1,137	34	62	48	43
Interest cost	1,694	1,604	117	152	44	49
Gross benefits paid	(1,056)	(924)	(262)	(255)	(30)	(26)
Plan participants’ contributions	—	—	21	15	6	5
Plan amendments	—	5	—	65	(2)	—
Actuarial (gain)/loss	(2,840)	6,191	(120)	1,069	13	194
Foreign currency exchange rate changes	—	—	—	—	(138)	(103)
Curtailments and settlements	—	—	—	(2,271)	(3)	(2)
Other	—	—	—	—	7	38
Projected benefit obligation at end of year	$36,846	$37,521	$2,673	$2,883	$1,219	$1,274

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2015	2014	2015	2014	2015	2014
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$28,828	$26,224	$259	$355	$1,042	$931
Actual return on plan assets	67	2,471	—	22	43	106
Employer contributions	1,048	1,057	111	122	70	79
Plan participants’ contributions	—	—	21	15	3	3
Gross benefits paid	(1,056)	(924)	(261)	(255)	(30)	(26)
Foreign currency exchange rate changes	—	—	—	—	(113)	(79)
Curtailments and settlements	—	—	—	—	(3)	(2)
Other	—	—	—	—	2	30
Fair value of plan assets at end of year	$28,887	$28,828	$130	$259	$1,014	$1,042
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain investments’ estimated fair value is based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3. These investments include commingled funds comprised of corporate and government bonds, hedge funds, real estate investments and private equity funds. The fair values may, due to the inherent uncertainty of valuation for those alternative investments, differ significantly from the values that would have been used had a ready market for the alternative investments existed, and the differences could be material. These investments are described further below:

•
Hedge Funds: We maintain plan assets invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Investments in hedge funds are valued using reported net asset values as of December 31. These assets are primarily invested in a portfolio of diversified, direct investments and funds of hedge funds. Most of these funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while other funds allow for redemption after only a brief notification period with no restriction on redemption frequency. At December 31, 2015, unfunded commitments to these hedge funds totaling approximately $234 million are expected to be contributed over the remaining investment period, typically ranging between two and four years.

•
Risk Parity Funds: We maintain plan assets invested in risk parity strategies in order to provide diversification and balance risk / return objectives.  Investments in risk parity funds are valued using reported net asset values as of December 31. These strategies reflect a multi-asset class balanced risk approach generally consisting of equity, interest rates, credit, and commodities.  These funds allow for monthly redemptions with only a brief notification period. No unfunded commitments existed with respect to these funds as of December 31, 2015.

•
Real Estate and Private Equity Funds: We maintain plan assets invested in limited partnership interests in various private equity and real estate funds. These private equity and real estate investment funds are valued using fair values per the most recent partnership audited financial reports, adjusted as appropriate for any lag between the date of the financial reports and December 31. The real estate and private equity investments consist of U.S. and non-U.S. investments and are broadly diversified. Limited provision exists for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. At December 31, 2015, unfunded commitments to such limited partnerships totaling approximately $1.855 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2015 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets - 2015	Target Allocation 2015
Asset Category (U.S. Plans):
Cash and cash equivalents	$716	$95	$—	$811	2.8%	0-5
Equity Securities:
U.S. Large Cap	2,542	1,704	—	4,246
U.S. Small Cap	310	42	—	352
Emerging Markets	1,271	155	—	1,426
Global Equity	2,935	—	—	2,935
International Equity	2,308	781	—	3,089
Total Equity Securities	9,366	2,682	—	12,048	41.5	35-55
Fixed Income Securities:
U.S. Government Securities	3,257	212	—	3,469
Corporate Bonds	—	3,682	279	3,961
Global Bonds	—	147	586	733
Municipal Bonds	—	36	—	36
Total Fixed Income Securities	3,257	4,077	865	8,199	28.2	25-35
Other Investments:
Hedge Funds	—	—	3,617	3,617	12.5	5-15
Private Equity	—	—	1,415	1,415	4.9	1-10
Real Estate	126	155	1,567	1,848	6.4	1-10
Structured Products(1)	—	324	—	324	1.1	0-5
Risk Parity Funds	—	—	755	755	2.6	1-10
Total U.S. Plan Assets	$13,465	$7,333	$8,219	$29,017	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$9	$16	$—	25	2.5	0-5
Equity Securities:
Local Markets Equity	133	107	—	240
U.S. Equity	16	—	—	16
Emerging Markets	16	—	—	16
International / Global Equity	84	92	—	176
Total Equity Securities	249	199	—	448	44.1	50-65
Fixed Income Securities:
Local Government Bonds	72	—	—	72
Corporate Bonds	56	93	—	149
Total Fixed Income Securities	128	93	—	221	21.8	15-35
Other Investments:
Real Estate	—	111	—	111	10.9	0-17
Other	—	160	49	209	20.7	0-20
Total International Plan Assets	$386	$579	$49	$1,014	100.0%
Total Plan Assets	$13,851	$7,912	$8,268	$30,031
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2015 and 2014 (in millions).

	Corporate Bonds	Hedge Funds	Real Estate	Private Equity	Global Bonds	Risk Parity Funds	Other	Total
Balance on January 1, 2014	$223	$3,738	$1,091	$1,397	$—	$756	$55	$7,260
Actual Return on Assets:
Assets Held at End of Year	—	71	104	11	—	61	(2)	245
Assets Sold During the Year	—	(9)	23	126	—	—	—	140
Purchases	108	1,043	350	166	735	—	—	2,402
Sales	(62)	(1,248)	(261)	(377)	(122)	—	—	(2,070)
Transfers Into (Out of) Level 3	—	—	—	—	—	—	—	—
Balance on December 31, 2014	$269	$3,595	$1,307	$1,323	$613	$817	$53	$7,977
Actual Return on Assets:
Assets Held at End of Year	(8)	62	79	(39)	11	(62)	(4)	39
Assets Sold During the Year	—	39	45	149	(2)	—	—	231
Purchases	22	283	545	347	130	—	—	1,327
Sales	(4)	(362)	(409)	(365)	(166)	—	—	(1,306)
Transfers Into (Out of) Level 3	—	—	—	—	—	—	—	—
Balance on December 31, 2015	$279	$3,617	$1,567	$1,415	$586	$755	$49	$8,268
There were no UPS class A or B shares of common stock directly held in plan assets as of December 31, 2015 or December 31, 2014.
Accumulated Other Comprehensive Income
The estimated amounts of prior service cost in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2016 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Prior service cost / (benefit)	$166	$5	$1
Expected Cash Flows
Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2016 to plan trusts	$1,161	$—	$55
2016 to plan participants	16	101	3
Expected Benefit Payments:
2016	$1,067	$237	$23
2017	1,168	236	23
2018	1,278	232	26
2019	1,398	232	29
2020	1,529	228	32
2021 - 2025	9,822	1,005	222

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

The discussion that follows sets forth the financial impact on our results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013 from our participation in multiemployer benefit plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 as described above).
The number of employees covered by our multiemployer health and welfare plans increased during 2014, affecting the comparability of contributions with prior years, as a result of provisions of the new collective bargaining agreement with the International Brotherhood of Teamsters (“Teamsters”) discussed below. The number of employees covered by our multiemployer pension plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of 2015, 2014 and 2013 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
As of December 31, 2015, we had approximately 266,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. During 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. In 2014 and 2015, we remitted $278 and $53 million, respectively, for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans for the periods ended December 31, 2015, 2014 and 2013, and sets forth our calendar year contributions accrued for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2015 and 2014 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2015, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented.
Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rate are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2018, with the exception of the Automotive Industries Pension Plan and the IAM National Pension Fund / National Pension Plan which both have a July 31, 2019 expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2015, 2014 and 2013 (as disclosed in the Form 5500 for each respective plan).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain plans have been aggregated in the “all other multiemployer pension plans” line in the following table, as the contributions to each of these individual plans were not material.

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP / RP Status Pending /	(in millions) UPS Contributions and Accruals			Surcharge
Pension Fund	Number	2015	2014	Implemented	2015	2014	2013	Imposed
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes/Implemented	$5	$5	$5	No
Automotive Industries Pension Plan	94-1133245-001	Red	Red	Yes/Implemented	4	5	4	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	36	33	30	No
Eastern Shore Teamsters Pension Fund	52-0904953-001	Green	Green	No	4	4	4	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes/Implemented	11	10	9	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes/Implemented	7	6	5	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Green	Green	No	29	27	27	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	106	89	88	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Red	Red	Yes/Implemented	91	69	68	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Red	Red	Yes/Implemented	97	92	88	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	35	32	29	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/Implemented	110	108	102	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes/Implemented	86	81	72	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Yes/Implemented	53	50	46	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Yellow	Yellow	Yes/Implemented	57	52	49	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	48	45	41	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Yellow	No	30	27	26	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Yellow	Yellow	Yes/Implemented	17	16	14	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Red	Red	Yes/Implemented	83	85	68	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	646	604	553	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes/Implemented	26	24	23	No
All Other Multiemployer Pension Plans					42	53	45
				Total Contributions	$1,623	$1,517	$1,396
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2015 and 2014, we had $872 and $878 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2015 and 2014 was $841 and $913 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

	(in millions) UPS Contributions and Accruals
Health and Welfare Fund	2015	2014	2013
Central States, South East & South West Areas Health and Welfare Fund	$2,081	$1,306	$505
Teamsters Western Region & Local 177 Health Care Plan	515	239	—
Health & Welfare Insurance Fund Teamsters Local 653	6	5	—
Bay Area Delivery Drivers	34	32	29
Central Pennsylvania Teamsters Health & Pension Fund	23	21	20
Delta Health Systems—East Bay Drayage Drivers	27	24	24
Employer—Teamster Local Nos. 175 & 505	10	9	9
Joint Council #83 Health & Welfare Fund	28	26	24
Local 191 Teamsters Health Fund	11	11	9
Local 401 Teamsters Health & Welfare Fund	7	7	6
Local 804 Welfare Trust Fund	75	70	67
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	34	32	31
Montana Teamster Employers Trust	7	7	6
New York State Teamsters Health & Hospital Fund	53	51	46
North Coast Benefit Trust	8	9	8
Northern California General Teamsters (DELTA)	108	96	84
Northern New England Benefit Trust	42	39	35
Oregon / Teamster Employers Trust	31	29	28
Teamsters 170 Health & Welfare Fund	15	15	12
Teamsters Benefit Trust	36	40	38
Teamsters Local 251 Health & Insurance Plan	13	12	11
Teamsters Local 404 Health & Insurance Plan	7	7	6
Teamsters Local 638 Health Fund	39	35	32
Teamsters Local 639—Employers Health & Pension Trust Funds	26	26	24
Teamsters Local 671 Health Services & Insurance Plan	15	14	13
Teamsters Union 25 Health Services & Insurance Plan	46	44	37
Teamsters Union Local 677 Health Services & Insurance Plan	10	9	8
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	15	15	13
Utah-Idaho Teamsters Security Fund	25	22	18
Washington Teamsters Welfare Trust	44	36	35
All Other Multiemployer Health and Welfare Plans	95	64	44
Total Contributions	$3,486	$2,352	$1,222
The increase in 2015 and 2014 contributions to the Central States, South East & South West Areas Health and Welfare Fund, the Teamsters Western Region & Local 177 Health Care Plan, and the Health & Welfare Insurance Fund Teamsters Local 653 plan are related to the changes to the delivery of active and postretirement healthcare benefits described below.

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
For NMA Group employees who retired prior to January 1, 2014 and remained with the UPS-sponsored health and welfare plans, the changes to the contributions, benefits and cost sharing provisions in these plans resulted in an increase in the postretirement benefit obligation and a corresponding decrease in pre-tax AOCI of $13 million upon ratification.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
Balance on January 1, 2014	$6	$420	$1,764	$2,190
Acquired	—	52	13	65
Currency / Other	—	(23)	(48)	(71)
Balance on December 31, 2014	$6	$449	$1,729	$2,184
Acquired	709	—	585	1,294
Currency / Other	—	(24)	(35)	(59)
Balance on December 31, 2015	$715	$425	$2,279	$3,419
2015 Goodwill Activity:
The goodwill acquired in the U.S. Domestic Package segment was related to our August 2015 acquisition of Coyote Logistics Midco, Inc ("Coyote"). The goodwill acquired in the Supply Chain & Freight segment was related to our March 2015 acquisition of Poltraf Sp. z.o.o. ("Poltraf"), our May 2015 acquisition of Parcel Pro, Inc. ("Parcel Pro"), our June 2015 acquisition of the Insured Parcel Services division of G4S International Logistics ("IPS") and our August 2015 acquisition of Coyote.
The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The purchase price allocations for Coyote, Parcel Pro and IPS have not been finalized. See note 7 for further discussion of these acquisitions.
2014 Goodwill Activity:
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
Goodwill Impairment
We test our goodwill for impairment annually, as of October 1st, on a reporting unit basis. Our reporting units are comprised of the U.S. Domestic Package, Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa) reporting units in the International Package reporting segment, and the Forwarding, Logistics, UPS Freight, The UPS Store, UPS Capital and Coyote Logistics reporting units in the Supply Chain & Freight reporting segment.
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

In 2015, we utilized a qualitative assessment to determine that it was more likely than not that the reporting unit fair value exceeded the carrying value for our U.S. Domestic Package, Europe, Asia, Americas, ISMEA, The UPS Store, UPS Capital and Coyote reporting units. For the remaining reporting units, we utilized the two-step process to test goodwill for impairment. We did not have any goodwill impairment charges in 2015, 2014 or 2013. Cumulatively, our Supply Chain & Freight reporting segment has recorded goodwill impairment charges of $622 million, while our International and U.S. Domestic Package segments have not recorded any impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The following is a summary of intangible assets at December 31, 2015 and 2014 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period (in years)
December 31, 2015
Capitalized software	$2,739	$(2,026)	$713	5.0
Licenses	189	(116)	73	6.1
Franchise rights	125	(83)	42	20.0
Customer relationships	511	(35)	476	10.3
Trade name	200	—	200	NA
Trademarks, patents, and other	61	(16)	45	7.8
Total Intangible Assets, Net	$3,825	$(2,276)	$1,549	5.1
December 31, 2014
Capitalized software	$2,641	$(1,997)	$644
Licenses	217	(133)	84
Franchise rights	117	(77)	40
Customer relationships	123	(66)	57
Trademarks, patents, and other	31	(9)	22
Total Intangible Assets, Net	$3,129	$(2,282)	$847
Trade name and licenses with a carrying value of $200 and $4 million, respectively as of December 31, 2015 are deemed to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable. There were no impairments of any finite-lived or indefinite-lived intangible assets in 2015 or 2014.
Amortization of intangible assets was $261, $195 and $185 million during 2015, 2014 and 2013, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2015 for the next five years is as follows (in millions): 2016—$332; 2017—$276; 2018—$218; 2019—$167; 2020—$112. Amortization expense in future periods will be affected by business acquisitions, software development, licensing agreements, sponsorships and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. BUSINESS ACQUISITIONS
In March 2015, we acquired Poltraf, a Polish-based pharmaceutical logistics company recognized for its temperature-sensitive warehousing and transportation solutions. In May 2015 and June 2015, we acquired Parcel Pro and IPS, respectively. These businesses provide services and insurance coverage for the transport of high value luxury goods. These acquisitions were funded with cash from operations. These acquisitions were not material to our consolidated financial position or results of operations.
In August 2015, we acquired Coyote, a U.S.-based truckload freight brokerage company for $1.829 billion. This acquisition will allow us to expand our existing portfolio by adding large scale truckload freight brokerage and transportation management services to our Supply Chain & Freight reporting segment. In addition, we expect to benefit from synergies in purchased transportation, backhaul utilization, cross-selling to customers, as well as technology systems and industry best practices. The acquisition was funded using cash from operations and issuances of commercial paper.
The estimates of deferred income taxes and goodwill are subject to change based on the final determination of fair values of acquired assets and assumed liabilities. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition.
The following table summarizes the estimated fair values of the Coyote assets acquired and liabilities assumed at the acquisition date (in millions):

Coyote Assets Acquired and (Liabilities) Assumed
Cash and cash equivalents	$18
Accounts receivable	249
Other current assets	1
Property, plant, and equipment	17
Goodwill	1,233
Intangible assets	664
Other non-current assets	2
Accounts payable and other current liabilities	(132)
Other non-current liabilities	(11)
Deferred tax liability	(212)
Total purchase price	$1,829
The goodwill recognized of approximately $1.233 billion is attributable to synergies anticipated from more efficient usage of our existing transportation networks and the assembled workforce of Coyote. We have allocated $709 and $524 million of the recognized goodwill to the U.S. Domestic Package and Supply Chain & Freight segments, respectively. None of the goodwill is expected to be deductible for income tax purposes.
The intangible assets acquired of approximately $664 million primarily consist of $426 million of customer relationships (amortized over 10 years), $27 million of non-compete agreements (amortized over 4 years), and $200 million of trade name, which has an indefinite useful life. The carrying value of acquired accounts receivable approximates fair value.
We recognized approximately $17 million of acquisition related costs that were expensed in 2015. These costs are included in "other expenses" within the statements of consolidated income.
The financial results of these acquired businesses are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The following table sets forth the principal amount, maturity or range of maturities, as well as the carrying value of our debt obligations, as of December 31, 2015 and 2014 (in millions). The carrying value of these debt obligations can differ from the principal amount due to the impact of unamortized discounts or premiums and valuation adjustments resulting from interest rate swap hedging relationships.

	Principal		Carrying Value
	Amount	Maturity	2015	2014
Commercial paper	$2,965	2016	$2,965	$772
Fixed-rate senior notes:
1.125% senior notes	375	2017	372	369
5.50% senior notes	750	2018	787	802
5.125% senior notes	1,000	2019	1,064	1,076
3.125% senior notes	1,500	2021	1,613	1,616
2.45% senior notes	1,000	2022	991	976
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	474	480
8.375% debentures	276	2030	282	282
Pound Sterling Notes:
5.50% notes	98	2031	92	97
5.125% notes	670	2050	638	673
Euro Senior Notes:
1.625% notes	765	2025	759	—
Floating rate senior notes	547	2020	544	—
Floating rate senior notes	606	2049 – 2065	600	458
Capital lease obligations	475	2016 – 3005	475	505
Facility notes and bonds	320	2016 – 2045	319	320
Other debt	21	2016 – 2022	22	16
Total debt	$14,167		14,334	10,779
Less: current maturities			(3,018)	(923)
Long-term debt			$11,316	$9,856
Commercial Paper
We are authorized to borrow up to $10.0 billion in a variety of currencies under our U.S. commercial paper program. We had $2.618 billion outstanding under this program, including euro denominated commercial paper totaling €310 million ($339 million), as of December 31, 2015, with an average interest rate of 0.21% for our U.S. dollar denominated commercial paper and -0.12% for our euro denominated commercial paper. We also maintain a European commercial paper program under which we are authorized to borrow up to €5.0 billion in a variety of currencies. We had £234 million ($347 million) outstanding under this program as of December 31, 2015 with an average rate of 0.50%. The amount of commercial paper outstanding under these programs in 2016 is expected to fluctuate.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Rate Senior Notes
We have completed several offerings of fixed rate senior notes. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. We subsequently entered into interest rate swaps on several of these notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on these notes, including the impact of the interest rate swaps, for 2015 and 2014, respectively, were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2015	2014
3.875% senior notes	$1,000	2014	—%	0.94%
1.125% senior notes	$375	2017	0.68%	0.60%
5.50% senior notes	$750	2018	2.54%	2.49%
5.125% senior notes	$1,000	2019	2.06%	1.97%
3.125% senior notes	$1,500	2021	1.04%	1.06%
2.45% senior notes	$1,000	2022	0.87%	0.82%
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
Interest is payable semiannually on the first of April and October for both tranches and neither tranche is subject to sinking fund requirements. We subsequently entered into interest rate swaps on the 2020 notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on the 2020 notes, including the impact of the interest rate swaps, for 2015 and 2014 was 5.04% and 4.99%, respectively.
Floating Rate Senior Notes
The floating rate senior notes bear interest at either one or three-month LIBOR, less a spread ranging from 30 to 45 basis points. The average interest rate for 2015 and 2014 was 0.01% and 0.00%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2065. In 2014, we redeemed notes with a principal value of $1 million after put options were exercised by the note holders.
In September 2015 and December 2015, we issued floating rate senior notes with principal balances of $104 and $40 million, respectively. These issuances bear interest at a rate equal to three-month LIBOR less 30 basis points and mature in 2065.
In December 2014, we issued floating rate senior notes with a principal amount of $90 million that bears interest at three-month LIBOR less 30 basis points. These notes mature in 2064.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations
We have certain property, plant and equipment subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of our property, plant and equipment subject to capital leases is as follows as of December 31 (in millions):

	2015	2014
Vehicles	$74	$86
Aircraft	2,289	2,289
Buildings	207	197
Accumulated amortization	(849)	(781)
Property, plant and equipment subject to capital leases	$1,721	$1,791
These capital lease obligations have principal payments due at various dates from 2016 through 3005.
Facility Notes and Bonds
We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•
Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2015 and 2014 were 0.03% and 0.05%, respectively.

•
Bonds with a principal balance of $42 million and due in November 2036 issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds bear interest at a variable rate, and the average interest rates for 2015 and 2014 were 0.02% and 0.05%, respectively.

•
Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•
Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. The bonds, which were due in December 2015, had a variable interest rate, and the average interest rates for 2015 and 2014 were 0.02% and 0.04%, respectively. As of December 2015, these $100 million bonds were repaid in full.

•
In September 2015, we entered into an agreement with the Delaware County, Pennsylvania Industrial Development Authority, associated with our Philadelphia, Pennsylvania airport facilities, for bonds issued with a principal balance of $100 million. These bonds, which are due September 2045, bear interest at a variable rate. The average interest rate for 2015 was 0.00%.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Euro Senior Notes
In November 2015, we issued euro denominated senior notes. The euro senior notes consist of two separate issuances, as follows:

•
Notes with a principal amount of €500 million accrue interest at a variable rate equal to three-month EURIBOR plus 43 basis points and are due in July 2020. Interest is payable quarterly on the notes, commencing April 15, 2016. These notes are not callable.

•
Notes with a principal amount of €700 million accrue interest at a 1.625% fixed rate and are due in November 2025. Interest is payable annually on the notes, commencing November 15, 2016. These notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark German government bond yield plus 20 basis points and accrued interest.

Contractual Commitments
We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2038. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $669, $676 and $575 million for 2015, 2014 and 2013, respectively.
The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2016	$72	$324	$2,978	$257
2017	73	263	377	119
2018	61	197	751	53
2019	59	125	1,000	24
2020	53	84	547	15
After 2020	392	266	8,039	11
Total	710	$1,259	$13,692	$479
Less: imputed interest	(235)
Present value of minimum capitalized lease payments	475
Less: current portion	(46)
Long-term capitalized lease obligations	$429
As of December 31, 2015, we had outstanding letters of credit totaling approximately $1.808 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2015, we had $623 million of surety bonds written.
Available Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 26, 2016. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 27, 2020 . Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2015.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2015 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2015, 10% of net tangible assets is equivalent to $2.265 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $15.524 and $12.257 billion as of December 31, 2015 and 2014, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al. an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. Trial is scheduled for January 2017.
There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from the remaining aspects of this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; and (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Matters
In January 2008, a class action complaint was filed in the United States District Court for the Eastern District of New York alleging price-fixing activities relating to the provision of freight forwarding services. UPS was not named in this case. In July 2009, the plaintiffs filed a First Amended Complaint naming numerous global freight forwarders as defendants. UPS and UPS Supply Chain Solutions are among the 60 defendants named in the amended complaint. After two rounds of motions to dismiss, in October 2014, UPS entered into a settlement agreement with the plaintiffs to settle the remaining claims asserted against UPS for an immaterial amount. The court entered an order granting final approval of the settlement in January 2016.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS’ EQUITY
Capital Stock, Additional Paid-In Capital, and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company’s founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of December 31, 2015, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2015, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2015		2014		2013
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of year	201	$2	212	$2	225	$3
Common stock purchases	(4)	—	(5)	—	(8)	(1)
Stock award plans	5	—	5	—	9	—
Common stock issuances	3	—	3	—	4	—
Conversions of class A to class B common stock	(11)	—	(14)	—	(18)	—
Class A shares issued at end of year	194	$2	201	$2	212	$2
Class B Common Stock:
Balance at beginning of year	705	$7	712	$7	729	$7
Common stock purchases	(23)	—	(21)	—	(35)	—
Conversions of class A to class B common stock	11	—	14	—	18	—
Class B shares issued at end of year	693	$7	705	$7	712	$7
Additional Paid-In Capital:
Balance at beginning of year		$—		$—		$—
Stock award plans		492		656		554
Common stock purchases		(791)		(918)		(768)
Common stock issuances		316		309		307
Option premiums received (paid)		(17)		(47)		(93)
Balance at end of year		$—		$—		$—
Retained Earnings:
Balance at beginning of year		$5,726		$6,925		$7,997
Net income attributable to controlling interests		4,844		3,032		4,372
Dividends ($2.92, $2.68 and $2.48 per share)		(2,649)		(2,487)		(2,367)
Common stock purchases		(1,920)		(1,744)		(3,077)
Balance at end of year		$6,001		$5,726		$6,925
For the years ended December 31, 2015, 2014 and 2013, we repurchased a total of 26.8, 26.4 and 43.2 million shares of class A and class B common stock for $2.711, $2.662 and $3.846 billion, respectively ($2.702, $2.695 and $3.838 billion in repurchases for 2015, 2014 and 2013, respectively, are reported on the cash flow statement due to the timing of settlements). On February 14, 2013, the Board of Directors approved a new share repurchase authorization of $10.0 billion, which replaced an authorization previously announced in 2012. This new share repurchase authorization has no expiration date. As of December 31, 2015, we had $1.441 billion of this share repurchase authorization remaining.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the fourth quarter of 2015, we entered into an accelerated share repurchase program, which allowed us to repurchase $400 million of shares (3.9 million shares). The program was completed in December 2015.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $17 and $47 million during 2015 and 2014, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of December 31, 2015, we had outstanding options for the purchase of 2.0 million shares with an average strike price of $88.75 per share that will settle in the first quarter of 2016.
Accumulated Other Comprehensive Income (Loss)
We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2015	2014	2013
Foreign Currency Translation Gain (Loss):
Balance at beginning of year	$(457)	$(126)	$134
Reclassification to earnings (no tax impact in any period)	—	—	(161)
Translation adjustment (net of tax effect of $0, $105, and $(5))	(440)	(331)	(99)
Balance at end of year	(897)	(457)	(126)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of year	—	(1)	6
Current period changes in fair value (net of tax effect of $(1), $1, and $(3))	(1)	2	(4)
Reclassification to earnings (net of tax effect of $0, $0, and $(2))	—	(1)	(3)
Balance at end of year	(1)	—	(1)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	61	(219)	(286)
Current period changes in fair value (net of tax effect of $103, $133, and $1)	171	220	1
Reclassification to earnings (net of tax effect of $(99), $35, and $39)	(165)	60	66
Balance at end of year	67	61	(219)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	(3,198)	(114)	(3,208)
Reclassification to earnings (net of tax effect of $97, $870, and $67)	195	1,462	111
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $197, $(2,714), and $1,786)	294	(4,546)	2,983
Balance at end of year	(2,709)	(3,198)	(114)
Accumulated other comprehensive income (loss) at end of year	$(3,540)	$(3,594)	$(460)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	2015 Amount Reclassified from AOCI	2014 Amount Reclassified from AOCI	2013 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Foreign Currency Translation Gain (Loss):
Liquidation of foreign subsidiary	$—	$—	$161	Other expenses
Impact on net income	—	—	161	Net income
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	—	1	5	Investment income
Income tax (expense) benefit	—	—	(2)	Income tax expense
Impact on net income	—	1	3	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(24)	(23)	(22)	Interest expense
Foreign exchange contracts	(25)	(48)	18	Interest expense
Foreign exchange contracts	313	(24)	(53)	Revenue
Commodity contracts	—	—	(48)	Fuel expense
Income tax (expense) benefit	(99)	35	39	Income tax expense
Impact on net income	165	(60)	(66)	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(174)	(170)	(178)	Compensation and benefits
Curtailment and settlement loss	—	(356)	—	Compensation and benefits
Remeasurement of benefit obligation	(118)	(1,806)	—	Compensation and benefits
Income tax (expense) benefit	97	870	67	Income tax expense
Impact on net income	(195)	(1,462)	(111)	Net income

Total amount reclassified for the period	$(30)	$(1,521)	$(13)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as “deferred compensation obligations” in the shareowners’ equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004. Activity in the deferred compensation program for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	2015		2014		2013
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of year		$59		$69		$78
Reinvested dividends		3		2		4
Options exercise deferrals		—		—		—
Benefit payments		(11)		(12)		(13)
Balance at end of year		$51		$59		$69
Treasury Stock:
Balance at beginning of year	(1)	$(59)	(1)	$(69)	(1)	$(78)
Reinvested dividends	—	(3)	—	(2)	—	(4)
Options exercise deferrals	—	—	—	—	—	—
Benefit payments	—	11	—	12	—	13
Balance at end of year	(1)	$(51)	(1)	$(59)	(1)	$(69)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $4 and $3 million for the years ended December 31, 2015 and 2014, respectively. In January 2013, we repurchased the noncontrolling interest in our joint venture that operates in the Middle East, Turkey and portions of the Central Asia region for $70 million. After this transaction, we own 100% of this entity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK-BASED COMPENSATION
The UPS Incentive Compensation Plan permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and units, to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 27 million. Each share issued pursuant to restricted stock units and restricted performance units (collectively referred to as "Restricted Units"), stock options and other permitted awards will reduce the share reserve by one share. We had 24 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2015.
The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the Coyote Restricted Stock Award, the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program. These awards are discussed in the following paragraphs. The total expense recognized in our income statement under all stock compensation award programs was $574, $536 and $513 million during 2015, 2014 and 2013, respectively. The associated income tax benefit recognized in our income statement was $215, $199 and $190 million during 2015, 2014 and 2013, respectively. The cash income tax benefit received from the exercise of stock options and the lapsing of Restricted Units was $252, $261 and $286 million during 2015, 2014 and 2013, respectively.
Management Incentive Award Program ("MIP")
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
Coyote Restricted Stock Award
In August 2015, we acquired Coyote, a U.S.-based truckload freight brokerage company. During the third quarter of 2015, we granted Restricted Units to certain eligible Coyote management employees. The vesting of Restricted Units granted under this award will vary between one and four years with an equal number of restricted units vesting at each anniversary date. The entire grant is expensed on a straight-line basis over the requisite service period (except in the case of death, disability, or retirement, in which case immediate vesting occurs).
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
As of December 31, 2015, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Management Incentive Award program, Coyote Restricted Stock Award and Long-Term Incentive Performance Award program (granted prior to 2014):

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2015	11,559	$82.58
Vested	(5,867)	80.27
Granted	5,118	100.63
Reinvested Dividends	359	N/A
Forfeited / Expired	(157)	90.23
Nonvested at December 31, 2015	11,012	$90.71	1.37	$1,060
Restricted Units Expected to Vest	10,783	$90.77	1.36	$1,038
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2015, 2014 and 2013 was $100.63, $92.35 and $80.18, respectively. The total fair value of Restricted Units vested was $564, $579 and $510 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $488 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted average period of three years and one month.
Long-Term Incentive Performance Award granted after 2013
Beginning with the Long-Term Incentive Performance grant in 2014, the performance targets are equally-weighted among consolidated operating return on invested capital, growth in consolidated revenue, and total shareowner return relative to a peer group of companies. The Restricted Units granted under this award generally vest at the end of a three-year period (except in the case of death disability, or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets set forth on the grant date. The range of percentage achievement can vary from 0% to 200% of the target award.
For the two-thirds of the award related to consolidated operating return on invested capital and growth in consolidated revenue, we recognize the grant-date fair value of these units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model. This portion of the award was valued at a share payout of 65.86% and 109.84% of the target grant in 2015 and 2014, respectively, and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.
As of December 31, 2015, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Long-Term Incentive Performance Award program (granted after 2013):

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2015	815	$96.98
Vested	(57)	96.90
Granted	912	96.64
Reinvested Dividends	43	N/A
Forfeited / Expired	(98)	96.81
Nonvested at December 31, 2015	1,615	$96.80	1.62	$155
Performance Units Expected to Vest	1,547	$96.80	1.62	$149
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2015 and 2014 was $96.64 and $96.98, respectively. The total fair value of Restricted Units vested was $5 and $2 million in 2015 and 2014, respectively. As of December 31, 2015, there was $74 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted average period of one year and eight months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	3,691	$75.07
Exercised	(1,060)	73.25
Granted	160	101.93
Forfeited / Expired	(20)	72.47
Outstanding at December 31, 2015	2,771	$77.33	2.94	$53
Options Vested and Expected to Vest	2,771	$77.33	2.94	$53
Exercisable at December 31, 2015	2,451	$75.31	2.27	$51

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions used, by year, and the calculated weighted average fair values of options, are as follows:

	2015	2014	2013
Expected dividend yield	2.63%	2.56%	2.75%
Risk-free interest rate	2.07%	2.40%	1.38%
Expected life in years	7.5	7.5	7.5
Expected volatility	20.61%	24.26%	24.85%
Weighted average fair value of options granted	$18.07	$20.48	$15.50
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
We received cash of $56, $85 and $292 million during 2015, 2014 and 2013, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $31, $47 and $92 million, respectively. As of December 31, 2015, there was $1 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 3 months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Average Exercise Price	Shares (in thousands)	Average Exercise Price
$55.01 - $70.00	218	3.94	$62.48	218	$62.48
$70.01 - $80.00	1,320	2.53	72.14	1,266	71.96
$80.01 - $90.00	947	1.52	81.23	884	81.11
$90.01 - $105.00	286	8.74	99.75	83	98.36
	2,771	2.94	$77.33	2,451	$75.31
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.9, 0.9 and 1.1 million shares at average prices of $95.41, $95.67 and $79.74 per share during 2015, 2014 and 2013, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.

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
Supply Chain & Freight
Supply Chain & Freight includes our forwarding, logistics, Coyote, UPS Freight and other aggregated business units. Our forwarding, logistics, and Coyote units provide services in more than 195 countries and territories worldwide, and include international air and ocean freight forwarding, customs brokerage, truckload freight brokerage, distribution and post-sales services and mail and consulting services. UPS Freight offers a variety of LTL and TL services to customers in North America. Other aggregated business units within this segment include The UPS Store and UPS Capital.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (see note 1), with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and certain investment partnerships.
Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2015	2014	2013
Revenue:
U.S. Domestic Package	$36,747	$35,851	$34,074
International Package	12,149	12,988	12,429
Supply Chain & Freight	9,467	9,393	8,935
Consolidated	$58,363	$58,232	$55,438
Operating Profit:
U.S. Domestic Package	$4,767	$2,859	$4,603
International Package	2,137	1,677	1,757
Supply Chain & Freight	764	432	674
Consolidated	$7,668	$4,968	$7,034
Assets:
U.S. Domestic Package	$21,701	$20,708	$19,052
International Package	7,858	7,850	8,460
Supply Chain & Freight	7,728	6,004	6,564
Unallocated	1,024	878	1,477
Consolidated	$38,311	$35,440	$35,553
Depreciation and Amortization Expense:
U.S. Domestic Package	$1,408	$1,276	$1,229
International Package	475	478	473
Supply Chain & Freight	201	169	165
Consolidated	$2,084	$1,923	$1,867

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by product type for the years ended December 31 is as follows (in millions):

	2015	2014	2013
U.S. Domestic Package:
Next Day Air	$6,570	$6,581	$6,443
Deferred	3,903	3,672	3,437
Ground	26,274	25,598	24,194
Total U.S. Domestic Package	36,747	35,851	34,074
International Package:
Domestic	2,425	2,784	2,667
Export	9,092	9,586	9,166
Cargo	632	618	596
Total International Package	12,149	12,988	12,429
Supply Chain & Freight:
Forwarding and Logistics	5,900	5,758	5,492
Freight	2,881	3,048	2,882
Other	686	587	561
Total Supply Chain & Freight	9,467	9,393	8,935
Consolidated	$58,363	$58,232	$55,438

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2015	2014	2013
United States:
Revenue	$45,309	$43,840	$41,772
Long-lived assets	$18,196	$15,902	$15,651
International:
Revenue	$13,054	$14,392	$13,666
Long-lived assets	$5,828	$6,105	$6,297
Consolidated:
Revenue	$58,363	$58,232	$55,438
Long-lived assets	$24,024	$22,007	$21,948
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue for the years ended December 31, 2015, 2014 or 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES
The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2015	2014	2013
Current:
U.S. Federal	$1,634	$932	$2,181
U.S. State and Local	88	103	205
Non-U.S.	236	185	162
Total Current	1,958	1,220	2,548
Deferred:
U.S. Federal	469	427	(242)
U.S. State and Local	65	(11)	(22)
Non-U.S.	6	(31)	18
Total Deferred	540	385	(246)
Total Income Tax Expense	$2,498	$1,605	$2,302
Income before income taxes includes the following components (in millions):

	2015	2014	2013
United States	$6,348	$3,819	$6,040
Non-U.S.	994	818	634
Total Income Before Income Taxes:	$7,342	$4,637	$6,674

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	1.7	1.2	2.1
Non-U.S. tax rate differential	(1.2)	(2.4)	(1.3)
Nondeductible/nontaxable items	0.2	1.3	(0.2)
U.S. federal tax credits	(1.3)	(1.5)	(1.2)
Other	(0.4)	1.0	0.1
Effective income tax rate	34.0%	34.6%	34.5%
Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions we operate in and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.
Our effective tax rate decreased to 34.0% in 2015, compared with 34.6% in 2014, primarily due to the effects of the following discrete tax items and recurring factors:
2015 Discrete Items
During the third quarter of 2015 and after the filing of our annual federal tax returns, we reconciled our deferred tax balances and identified adjustments to be made with respect to prior years’ deferred tax balances. The adjustments resulted in a reduction of income tax expense of $66 million.
In connection with our acquisition of Coyote Logistics (see note 7), we distributed $500 million of cash held by a Canadian subsidiary to its U.S. parent during the fourth quarter of 2015. As a result of the distribution, we recorded additional net income tax expense of $28 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2015, we recognized an income tax benefit of $39 million related to pre-tax mark-to-market losses of $118 million on our pension and postretirement defined benefit plans. This income tax benefit was generated at a lower average statutory tax rate than our U.S. federal statutory tax rate because it was due, in part, to non-U.S. benefit plans.

Other favorable rate impacting items in 2015 include: resolution of several U.S. state and local tax matters; the extension of favorable U.S. federal tax provisions associated with the Protecting Americans from Tax Hikes Act of 2015 related to research and development tax credits and work opportunity tax credits; and the execution of two bilateral advance pricing agreements. These agreements established intercompany transfer pricing arrangements between the U.S. and certain non-U.S. jurisdictions related to our small package operations for tax years 2010 through 2019.
2014 Discrete Items
In 2014, we recorded a $415 million tax benefit related to a pre-tax charge of $1.102 billion for certain health and welfare plan changes (see note 5). This income tax benefit was generated at a higher average statutory tax rate than our U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
In the fourth quarter of 2014, we recognized an income tax benefit of $392 million related to pre-tax mark-to-market losses of $1.062 billion on our pension and postretirement defined benefit plans. This income tax benefit was generated at a higher average statutory tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which is effective through December 31, 2017 and may be extended through December 31, 2022 if additional requirements are satisfied. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $25, $21 and $20 million for 2015, 2014, and 2013, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

	2015	2014
Fixed assets and capitalized software	$(4,776)	$(4,816)
Other	(699)	(424)
Deferred tax liabilities	(5,475)	(5,240)

Pension and postretirement benefits	3,915	4,722
Loss and credit carryforwards	261	250
Insurance reserves	730	745
Stock compensation	256	242
Other	650	630
Deferred tax assets	5,812	6,589
Deferred tax assets valuation allowance	(197)	(208)
Deferred tax asset (net of valuation allowance)	5,615	6,381

Net deferred tax asset	$140	$1,141

Amounts recognized in the consolidated balance sheets:
Non-current deferred tax assets	$255	$1,219
Non-current deferred tax liabilities	(115)	(78)
Net deferred tax asset	$140	$1,141
The valuation allowance changed by $(11), $(43) and $31 million during the years ended December 31, 2015, 2014 and 2013, respectively.
We have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2015	2014
U.S. state and local operating loss carryforwards	$894	$815
U.S. state and local credit carryforwards	$53	$52
The U.S. state and local operating loss carryforwards expire at varying dates through 2035. The U.S. state and local credits can be carried forward for periods ranging from three years to indefinitely. We also have non-U.S. loss carryforwards of approximately $583 million as of December 31, 2015, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.
Undistributed earnings of foreign subsidiaries amounted to approximately $4.954 billion at December 31, 2015. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2013	$232	$53	$4
Additions for tax positions of the current year	15	—	—
Additions for tax positions of prior years	20	9	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(67)	(23)	(1)
Settlements during the period	(8)	1	—
Lapses of applicable statute of limitations	(1)	—	(1)
Balance at December 31, 2013	191	40	4
Additions for tax positions of the current year	15	—	—
Additions for tax positions of prior years	51	13	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(74)	(8)	—
Settlements during the period	(10)	(2)	—
Lapses of applicable statute of limitations	(1)	(1)	(1)
Balance at December 31, 2014	172	42	3
Additions for tax positions of the current year	24	—	—
Additions for tax positions of prior years	45	21	3
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(85)	(8)	—
Settlements during the period	(6)	(2)	—
Lapses of applicable statute of limitations	(2)	—	—
Balance at December 31, 2015	$148	$53	$6
The total amount of gross unrecognized tax benefits as of December 31, 2015, 2014 and 2013 that, if recognized, would affect the effective tax rate was $147, $166 and $185 million, respectively. We also had gross recognized tax benefits of $73, $54 and $281 million recorded as of December 31, 2015, 2014 and 2013, respectively, associated with outstanding refund claims for prior tax years. We had a net payable recorded with respect to prior years’ income tax matters in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, and a net receivable recorded with respect to prior years’ income tax matters as of December 31, 2013. We have also recognized a receivable for interest of $3, $4 and $25 million for the recognized tax benefits associated with outstanding refund claims as of December 31, 2015, 2014 and 2013, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
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

NOTE 14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2015	2014	2013
Numerator:
Net income attributable to common shareowners	$4,844	$3,032	$4,372
Denominator:
Weighted average shares	896	913	937
Deferred compensation obligations	1	1	1
Vested portion of restricted shares	4	2	2
Denominator for basic earnings per share	901	916	940
Effect of Dilutive Securities:
Restricted performance units	4	7	7
Stock options	1	1	1
Denominator for diluted earnings per share	906	924	948
Basic Earnings Per Share	$5.38	$3.31	$4.65
Diluted Earnings Per Share	$5.35	$3.28	$4.61
Diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 exclude the effect of 0.2, 0.1 and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines and by monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At December 31, 2015 and 2014, we held cash collateral of $717 and $548 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At December 31, 2015 and 2014, we were required to post $0 and $1 million, respectively, in collateral with our counterparties. At December 31, 2015, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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
Foreign Currency Risk Management
To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We hedge portions of our forecasted revenue denominated in foreign currencies with foreign currency option and forward contracts. We have designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales transactions occur.
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
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to cumulative translation adjustment within AOCI to offset the translation risk from those investments. Any ineffective portion of net investment hedging is recognized as a component of interest expense. Balances in the cumulative translation adjustment accounts remain until the sale or complete liquidation of the foreign entity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
The notional amounts of our outstanding derivative positions were as follows as of December 31, 2015 and 2014 (in millions):

		2015	2014
Currency Hedges:
Euro	EUR	3,750	2,833
British Pound Sterling	GBP	1,140	1,149
Canadian Dollar	CAD	177	293
Indian Rupee	INR	—	85
Malaysian Ringgit	MYR	—	150
Mexican Peso	MXN	3,863	152
Japanese Yen	JPY	20,000	—

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps	USD	5,799	5,799
Floating to Fixed Interest Rate Swaps	USD	778	779
Interest Rate Basis Swaps	USD	—	1,500

Investment Market Price Hedges:
Marketable Securities	EUR	496	—
As of December 31, 2015, we had no outstanding commodity hedge positions. The maximum term over which we are hedging exposures to the variability of cash flow is 17 years.
Balance Sheet Recognition
The following table indicates the location on the consolidated balance sheets in which our derivative assets and liabilities have been recognized, and the related fair values of those derivatives as of December 31, 2015 and 2014 (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
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

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location	2015	2014	2015	2014
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$408	$204	$408	$204
Foreign exchange contracts	Other non-current assets	92	229	92	229
Interest rate contracts	Other non-current assets	204	227	185	194
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	2	2	—	2
Investment market price contracts	Other current assets	5	—	—	—
Interest rate contracts	Other non-current assets	57	59	53	57
Total Asset Derivatives		$768	$721	$738	$686

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location	2015	2014	2015	2014
Derivatives Designated As Hedges:
Foreign exchange contracts	Other non-current liabilities	—	34	—	34
Interest rate contracts	Other non-current liabilities	19	35	—	2
Derivatives Not Designated As Hedges:
Foreign exchange contracts	Other current liabilities	12	—	10	—
Interest rate contracts	Other current liabilities	—	1	—	1
Investment market price contracts	Other current liabilities	9	—	4	—
Interest rate contracts	Other non-current liabilities	13	7	9	5
Total Liability Derivatives		$53	$77	$23	$42
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI within "unrealized gain (loss) on cash flow hedges" for the years ended December 31, 2015 and 2014 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2015	2014
Interest rate contracts	$(1)	$(5)
Foreign exchange contracts	275	358
Total	$274	$353
As of December 31, 2015, $366 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2016. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2015, 2014 and 2013.
The following table indicates the amount of gains and losses that have been recognized in AOCI within "foreign currency translation gain (loss)" for the years ended December 31, 2015 and 2014 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2015	2014
Foreign denominated debt	$(33)	$—
Total	$(33)	$—
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the years ended December 31, 2015, 2014 and 2013.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the years ended December 31, 2015 and 2014 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2015	2014			2015	2014
Interest rate contracts	Interest Expense	$(7)	$90	Fixed-Rate Debt and Capital Leases	Interest Expense	$7	$(90)
Additionally, we maintain some interest rate swaps, foreign currency forwards, investment market price forwards and commodity contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of portions of our outstanding debt. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement risks for certain assets and liabilities in our consolidated balance sheets. These investment market price forward contracts are intended to provide an economic offset to fair value fluctuations of certain investments in marketable securities. These commodity contracts are intended to provide a short-term economic offset to fuel expense changes due to price fluctuations.
We also periodically terminate interest rate swaps and foreign currency options by entering into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original swap and foreign currency contracts. These transactions provide an economic offset that effectively eliminates the impact of changes in market valuation.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forwards, interest rate swaps, and commodity contracts not designated as hedges for the years ended December 31, 2015 and 2014 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2015	2014
Commodity contracts	Fuel Expense	$(2)	$(15)
Foreign exchange contracts	Other Operating Expenses	22	27
Foreign exchange contracts	Investment Income	43	7
Investment market price contracts	Investment Income	(5)	—
Foreign exchange contracts	Interest Expense	(14)	—
Interest rate contracts	Interest Expense	(7)	(5)
Total		$37	$14

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2015 and 2014 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2015
Assets:
Foreign Exchange Contracts	$—	$502	$—	$502
Investment Market Price Contracts	—	5	—	5
Interest Rate Contracts	—	261	—	261
Total	$—	$768	$—	$768
Liabilities:
Foreign Exchange Contracts	$—	$12	$—	$12
Investment Market Price Contracts	—	9	—	9
Interest Rate Contracts	—	32	—	32
Total	$—	$53	$—	$53

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2014
Assets:
Foreign Exchange Contracts	$—	$435	$—	$435
Investment Market Price Contracts	—	—	—	—
Interest Rate Contracts	—	286	—	286
Total	$—	$721	$—	$721
Liabilities:
Foreign Exchange Contracts	$—	$34	$—	$34
Investment Market Price Contracts	—	—	—	—
Interest Rate Contracts	—	43	—	43
Total	$—	$77	$—	$77

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. TERMINATION OF TNT TRANSACTION
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

NOTE 17. QUARTERLY INFORMATION (UNAUDITED)
Our revenue, segment operating profit, net income, basic and diluted earnings per share on a quarterly basis are presented below (in millions, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue:
U.S. Domestic Package	$8,814	$8,488	$8,808	$8,668	$8,860	$8,691	$10,265	$10,004
International Package	2,970	3,127	3,045	3,252	2,959	3,183	3,175	3,426
Supply Chain & Freight	2,193	2,164	2,242	2,348	2,418	2,416	2,614	2,465
Total revenue	13,977	13,779	14,095	14,268	14,237	14,290	16,054	15,895
Operating Profit (Loss):
U.S. Domestic Package	1,024	927	1,201	209	1,258	1,279	1,284	444
International Package	498	438	552	444	507	460	580	335
Supply Chain & Freight	151	148	207	94	219	215	187	(25)
Total operating profit	1,673	1,513	1,960	747	1,984	1,954	2,051	754
Net Income	$1,026	$911	$1,230	$454	$1,257	$1,214	$1,331	$453
Net Income Per Share:
Basic	$1.13	$0.99	$1.37	$0.49	$1.40	$1.33	$1.49	$0.50
Diluted	$1.12	$0.98	$1.35	$0.49	$1.39	$1.32	$1.48	$0.49
Operating profit for the quarter ended December 31, 2015 was impacted by mark-to-market loss of $118 million on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor (allocated as follows—U.S. Domestic Package $62 million, International Package $44 million and Supply Chain & Freight $12 million). This loss reduced fourth quarter net income by $79 million, and basic and diluted earnings per share by $0.09.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. The scope of their assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls or procedures of Coyote, which was acquired in August 2015, that are also part of Coyote's internal controls over financial reporting. The acquired business constituted approximately three percent of total assets, one percent of revenues, and less than one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Further discussion of this acquisition can be found in note 7 "Business Acquisitions" to our consolidated financial statements. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:
UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses except for the Coyote Logistics Midco, Inc. business acquired in August 2015. The acquired business constituted approximately three percent of total assets, one percent of revenues, and less than one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Further discussion of this acquisition can be found in note 7 "Business Acquisitions" to our consolidated financial statements. Based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2015. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2015 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2015, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
/s/ United Parcel Service, Inc.
February 24, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Coyote Logistics Midco, Inc., which was acquired on August 18, 2015 and whose financial statements constitute approximately three percent of total assets, one percent of revenues, and less than one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Coyote Logistics Midco, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2016

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Chief Executive Officer	60	Chief Executive Officer ( 2014 - present), Senior Vice President and Chief Operating Officer (2007 - 2014).
James J. Barber, Jr. Senior Vice President and President, UPS International	55	Senior Vice President and President, UPS International (2013 - present), President and Chief Operating Officer, UPS Europe, Middle East, and Africa (2010 - 2013).
David A. Barnes Senior Vice President, Chief Information and Global Business Services Officer	60	Senior Vice President and Chief Information and Global Business Services Officer (2014 - present), Senior Vice President, Chief Information Officer (2005-2014).
Teresa M. Finley Senior Vice President, Global Marketing	55	Senior Vice President of Global Marketing (2015 - Present), Corporate Controller and Treasurer (2010 - 2015), International CFO (2010).
Alan Gershenhorn Executive Vice President and Chief Commercial Officer	57	Executive Vice President and Chief Commercial Officer (2014 - present), Senior Vice President, Worldwide Sales, Marketing and Strategy (2011 - 2014).
Myron Gray Senior Vice President and President, United States Operations	58	Senior Vice President and President, United States Operations (2014 - present), Senior Vice President, United States Operations (2009 - 2014).
Kate Gutmann Senior Vice President, Worldwide Sales and Solutions	47	Senior Vice President, Worldwide Sales and Solutions (2014 - present), President, Worldwide Sales (2011 - 2014).
Teri P. McClure Senior Vice President and Chief Legal, Communications, and Human Resources Officer	52
Senior Vice President and Chief Legal, Communications, and Human Resources Officer (2015 - 2016), Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 - 2014).

Richard N. Peretz Senior Vice President, Chief Financial Officer and Treasurer	54
Senior Vice President, Chief Financial Officer and Treasurer (2015 - present), Corporate Controller and Treasurer (2014-2015), Corporate Controller (2013 - 2015), Vice President of Corporate Finance and Accounting (2008 - 2013).

Mark Wallace Senior Vice President, Global Engineering and Sustainability	53
Senior Vice President, Global Engineering and Sustainability (2015 - present), President, Global Logistics & Distribution (2013 - 2015), Corporate U.S. Engineering Coordinator (2012 - 2013), Corporate I.E. International Coordinator (2007 - 2012).

Information about our directors is presented under the caption “Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.
Information about our Audit Committee is presented under the caption “Your Board of Directors - Committees of the Board of Directors” and "Audit Committee Matters" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.
Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.
Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Ownership of Our Securities - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive compensation is presented under the captions “Your Board of Directors - Director Compensation," "Executive Compensation - Executive Summary," "Executive Compensation - Compensation Committee Report," "Executive Compensation - 2015 Compensation Discussion and Analysis” and "Executive Compensation - Summary Compensation Table for 2015" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Ownership of Our Securities - Securities Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.
Information about our equity compensation plans is presented under the caption “Executive Compensation - Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Corporate Governance Matters - Conflicts of Interest and Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.

Information about director independence is presented under the caption “Corporate Governance Matters—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 5, 2016 and is incorporated herein by reference.

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
Chairman and Chief Executive Officer
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID P. ABNEY	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016
David P. Abney

/S/ RODNEY C. ADKINS	Director	February 22, 2016
Rodney C. Adkins

/S/ MICHAEL J. BURNS	Director	February 23, 2016
Michael J. Burns

/S/ D. SCOTT DAVIS	Director	February 23, 2016
D. Scott Davis

/S/ WILLIAM R. JOHNSON	Director	February 22, 2016
William R. Johnson

/S/ Dr. CANDACE KENDLE	Director	February 22, 2016
Candace Kendle

/S/ ANN M. LIVERMORE	Director	February 22, 2016
Ann M. Livermore

/S/ RUDY H. P. MARKHAM	Director	February 22, 2016
Rudy H. P. Markham

/S/ RICHARD N. PERETZ	Senior Vice President, Chief Financial Officer and Treasurer	February 23, 2016
Richard N. Peretz	(Principal Financial and Accounting Officer)

/S/ CLARK T. RANDT, JR.	Director	February 20, 2016
Clark T. Randt, Jr.

/S/ JOHN T. STANKEY	Director	February 22, 2016
John T. Stankey

/S/ CAROL B. TOMÉ	Director	February 22, 2016
Carol B. Tomé

/S/ KEVIN M. WARSH	Director	February 20, 2016
Kevin M. Warsh

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Termination Agreement, dated as of January 22, 2013, between United Parcel Service, Inc. and TNT Express N.V. (incorporated by reference to Exhibit 2.3 to the 2012 Annual Report on Form 10-K)

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.2	—	Indenture dated as of December 18, 1997 relating to 8 3/8% Debentures due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.3	—	Indenture dated as of January 26, 1999 (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Form S-3 (No. 333-08369), filed on January 26, 1999).

4.4	—
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

4.8	—	Form of Note for 5.50% Senior Notes due January 15, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 15, 2008).

4.9	—	Form of Note for 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 15, 2008).

4.10	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 24, 2009).

4.11	—	Form of Note for 3.125% Senior Notes due January 15, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 12, 2010).

4.12	—	Form of Note for 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 12, 2010).

4.13	—	Form of Note for 1.125% Senior Notes due October 1, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 27, 2012).

4.14	—	Form of Note for 2.450% Senior Notes due October 1, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 27, 2012).

4.15	—	Form of Note for 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 27, 2012).

4.16	—	Form of Note for Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 15, 2014).

4.17	—	Form of Note for Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 17, 2015).

4.18	—	Form of Note for Floating Rate Senior Notes due July 15, 2020 (incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on November 20, 2015).

4.19	—	Form of Note for 1.625% Senior Notes due November 15, 2025 (incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on November 20, 2015).

4.20	—	Form of Note for Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 15, 2015).

10.1	—	UPS Retirement Plan, as Amended and Restated, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to the 2014 Annual Report on Form 10-K).

10.2	—	UPS Savings Plan, as Amended and Restated, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.2 to the 2014 Annual Report on Form 10-K).

(1) Amendment Number One to the UPS Savings Plan Amendment and Restated (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-8 (No. 333-208151), filed on November 20, 2015).

10.3	—
Credit Agreement (364-Day Facility) dated March 27, 2015 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC as joint lead arrangers and joint bookrunners, Barclays Bank PLC, BNP Paribas and Société Générale as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015).

10.4	—
Credit Agreement (5 Year Facility) dated March 27, 2015 among United Parcel Service, Inc., the initial lenders named therein, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., Barclays Bank PLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC as joint lead arrangers and joint bookrunners, Barclays Bank PLC, BNP Paribas and Société Générale as co-documentation agents, Citibank, N.A. as syndication agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015).

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

(1) Amendment No. 1 to the UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(1) to the 2012 Annual Report on Form 10-K).

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

10.10	—	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 24, 2015).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to note 14 to Part I, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

†12	—	Ratio of Earnings to Fixed Charges.

†21	—	Subsidiaries of the Registrant.

†23	—	Consent of Deloitte & Touche LLP.

†31.1	—	Certificate of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certificate of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	—
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

__________________________

†	Filed herewith.