Form 10-Q
period 2016-03-31
UNITED PARCEL SERVICE INC
filed 2016-05-10
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 192,217,866 Class A shares, and 690,451,249 Class B shares, with a par value of $0.01 per share, outstanding at April 25, 2016.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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
Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our other filings with the Securities and Exchange Commission contain forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2015, or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2016 (unaudited) and December 31, 2015
(In millions)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,887	$2,730
Marketable securities	2,380	1,996
Accounts receivable, net	6,241	7,134
Other current assets	1,404	1,348
Total Current Assets	13,912	13,208
Property, Plant and Equipment, Net	18,285	18,352
Goodwill	3,440	3,419
Intangible Assets, Net	1,569	1,549
Non-Current Investments and Restricted Cash	484	473
Deferred Income Tax Assets	328	255
Other Non-Current Assets	1,150	1,055
Total Assets	$39,168	$38,311
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,869	$3,018
Accounts payable	2,040	2,587
Accrued wages and withholdings	2,131	2,253
Hedge margin liabilities	641	717
Income taxes payable	538	147
Self-insurance reserves	663	657
Other current liabilities	1,216	1,317
Total Current Liabilities	11,098	10,696
Long-Term Debt	11,569	11,316
Pension and Postretirement Benefit Obligations	10,839	10,638
Deferred Income Tax Liabilities	104	115
Self-Insurance Reserves	1,778	1,831
Other Non-Current Liabilities	1,300	1,224
Shareowners’ Equity:
Class A common stock (194 and 194 shares issued in 2016 and 2015)	2	2
Class B common stock (691 and 693 shares issued in 2016 and 2015)	7	7
Additional paid-in capital	—	—
Retained earnings	6,095	6,001
Accumulated other comprehensive loss	(3,647)	(3,540)
Deferred compensation obligations	43	51
Less: Treasury stock (1 share in 2016 and 2015)	(43)	(51)
Total Equity for Controlling Interests	2,457	2,470
Noncontrolling Interests	23	21
Total Shareowners’ Equity	2,480	2,491
Total Liabilities and Shareowners’ Equity	$39,168	$38,311
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$14,418	$13,977
Operating Expenses:
Compensation and benefits	7,853	7,564
Repairs and maintenance	381	350
Depreciation and amortization	552	506
Purchased transportation	2,024	1,854
Fuel	434	644
Other occupancy	269	294
Other expenses	1,082	1,092
Total Operating Expenses	12,595	12,304
Operating Profit	1,823	1,673
Other Income and (Expense):
Investment income and other	17	4
Interest expense	(93)	(87)
Total Other Income and (Expense)	(76)	(83)
Income Before Income Taxes	1,747	1,590
Income Tax Expense	616	564
Net Income	$1,131	$1,026
Basic Earnings Per Share	$1.27	$1.13
Diluted Earnings Per Share	$1.27	$1.12

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$1,131	$1,026
Change in foreign currency translation adjustment, net of tax	26	(304)
Change in unrealized gain (loss) on marketable securities, net of tax	3	2
Change in unrealized gain (loss) on cash flow hedges, net of tax	(162)	176
Change in unrecognized pension and postretirement benefit costs, net of tax	26	32
Comprehensive Income	$1,024	$932
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$1,131	$1,026
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	552	506
Pension and postretirement benefit expense	267	270
Pension and postretirement benefit contributions	(43)	(47)
Self-insurance provision	(48)	(30)
Deferred tax (benefit) expense	5	(49)
Stock compensation expense	215	194
Other (gains) losses	(91)	(5)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,082	763
Other current assets	135	219
Accounts payable	(571)	(571)
Accrued wages and withholdings	(108)	(184)
Other current liabilities	136	665
Other operating activities	8	(6)
Net cash from operating activities	2,670	2,751
Cash Flows From Investing Activities:
Capital expenditures	(427)	(365)
Proceeds from disposals of property, plant and equipment	3	2
Purchases of marketable securities	(1,599)	(1,909)
Sales and maturities of marketable securities	974	943
Net (increase) decrease in finance receivables	(20)	(9)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(6)	(10)
Other investing activities	(33)	(9)
Net cash (used in) investing activities	(1,108)	(1,357)
Cash Flows From Financing Activities:
Net change in short-term debt	(759)	1,463
Proceeds from borrowings	1,801	1,566
Repayments of borrowings	(223)	(685)
Purchases of common stock	(640)	(676)
Issuances of common stock	83	72
Dividends	(666)	(636)
Other financing activities	(36)	(205)
Net cash (used in) provided by financing activities	(440)	899
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	35	(102)
Net Increase (Decrease) In Cash And Cash Equivalents	1,157	2,191
Cash And Cash Equivalents:
Beginning of period	2,730	2,291
End of period	$3,887	$4,482
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on our financial position or results of operations.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2016. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities in note 6, our short and long-term debt in note 9 and our derivative instruments in note 14. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards

In May 2015, the FASB issued an accounting standards update that changes the disclosure requirement for reporting investments at fair value. This update removes the requirement to categorize investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. These disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This guidance became effective for us in the first quarter of 2016, and did not have a material impact on our consolidated financial position or results of operations.
In June 2014, the FASB issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This guidance became effective for us in the first quarter of 2015, and did not have a material impact on our consolidated financial position or results of operations.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position or results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Effective

In March 2016, the FASB issued an accounting standards update that simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. This new guidance becomes effective for us in the first quarter of 2017, but early adoption is permitted. At this time, we do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or consolidated cash flows.

In February 2016, the FASB issued an accounting standards update that requires all leases with terms beyond twelve months to be recognized on the balance sheet. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from current treatment. This new guidance requires modified retrospective application and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption, but we expect material changes on our consolidated financial position.

In January 2016, the FASB issued an accounting standards update which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for us beginning the first quarter of 2018. At this time, we do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or consolidated cash flows.
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition guidance for one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date for periods beginning after December 15, 2016. In March 2016, the FASB issued an accounting standards update that further clarifies the May 2014 accounting standards update with respect to principle versus agent considerations in revenue from contracts with customers and has the same effective date as the original standard. We are currently evaluating these updates to determine the full impact of adoption.
Other accounting pronouncements issued, but not effective until after March 31, 2016, are not expected to have a material impact on our consolidated financial position or results of operations.

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
Management Incentive Award Program ("MIP")
During the first quarter of 2016, we granted Restricted Units under MIP to certain eligible management employees. Restricted Units granted under MIP generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period. Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 4, 2016 (for U.S.-based employees), March 2, 2016 (for management committee employees) and March 21, 2016 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $96.25, $98.77 and $105.15 on those dates, respectively.
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under LTIP to certain eligible management employees. The performance targets are equally-weighted among adjusted consolidated operating return on invested capital, growth in adjusted consolidated revenue and total shareowner return relative to a peer group of companies.  These Restricted Units generally vest at the end of a three-year period (except in the case of death, disability, or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets established on the grant date.
For the two-thirds of the award related to consolidated operating return on invested capital and growth in consolidated revenue, we recognize the grant-date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned.  Based on the date that the eligible management population and performance targets were approved for the 2016 LTIP Award, we determined the award measurement date to be March 24, 2016; therefore, the target Restricted Units awarded for this portion of the award were valued for stock compensation expense using the closing New York Stock Exchange price of $105.43 on that date.
The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model. The model utilized the following assumptions: expected volatility of 16.45% based on historical stock volatility, a risk-free rate of return of 1.01% and no expected dividend yield because the units earn dividend equivalents.  This portion of the award was valued with a grant date fair value of $135.57 per unit.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nonqualified Stock Options
During the first quarter of 2016, we granted nonqualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2016 and 2015, we granted 0.2 million stock options, respectively, at a grant price of $98.77 and $101.93, respectively. The grant price was based on the closing New York Stock Exchange price of March 2, 2016 and March 2, 2015, respectively. The weighted average fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $17.32 and $18.07 for 2016 and 2015, respectively, using the following assumptions:

	2016	2015
Expected life (in years)	7.5	7.5
Risk-free interest rate	1.66%	2.07%
Expected volatility	23.60%	20.61%
Expected dividend yield	2.94%	2.63%
Compensation expense for share-based awards recognized in net income for the three months ended March 31, 2016 and 2015 was $215 and $194 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2016 and December 31, 2015 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2016:
Current trading marketable securities:
Corporate debt securities	$910	$—	$—	$910
Non-U.S. government debt securities (1)	197	—	—	197
Carbon credit investments (1)	440	—	(156)	284
Total trading marketable securities	$1,547	$—	$(156)	$1,391

Current available-for-sale securities:
U.S. government and agency debt securities	$335	$2	$—	$337
Mortgage and asset-backed debt securities	72	—	—	72
Corporate debt securities	572	2	(1)	573
U.S. state and local municipal debt securities	2	—	—	2
Equity Securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$986	$4	$(1)	$989

Total current marketable securities	$2,533	$4	$(157)	$2,380

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2015:
Current trading marketable securities:
Corporate debt securities	$715	$—	$—	$715
Non-U.S. government debt securities (1)	363	—	—	363
Carbon credit investments (1)	347	9	(5)	351
Total trading marketable securities	$1,425	$9	$(5)	$1,429

Current available-for-sale securities:
U.S. government and agency debt securities	$341	$—	$(1)	$340
Mortgage and asset-backed debt securities	74	1	(1)	74
Corporate debt securities	147	—	(1)	146
U.S. state and local municipal debt securities	2	—	—	2
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$569	$1	$(3)	$567

Total current marketable securities	$1,994	$10	$(8)	$1,996
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 14 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized gains and (losses) recognized on trading securities in investment income and other on the statements of consolidated income for the three months ended March 31, 2016 and 2015 were $(156) and $1 million, respectively.
Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of March 31, 2016. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2016, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$2,015	$1,858
Due after one year through three years	429	430
Due after three years through five years	15	16
Due after five years	72	74
	2,531	2,378
Equity securities	2	2
	$2,533	$2,380
Restricted Cash and Non-Current Investments
We had $442 million of restricted cash related to our self-insurance requirements as of March 31, 2016 and December 31, 2015 which is reported in non-current investments and restricted cash on the consolidated balance sheets. This restricted cash is primarily invested in money market funds.
At March 31, 2016 and December 31, 2015, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $23 and $12 million as of March 31, 2016 and December 31, 2015, respectively. The amounts described above are classified as non-current investments and restricted cash on the consolidated balance sheets, while the quarterly change in investment fair value is recognized in investment income and other on the statements of consolidated income.
Fair Value Measurements
Marketable securities utilizing Level 1 inputs include active exchange-traded carbon credit investments, equity securities, equity index funds and certain U.S. Government debt securities, as these securities have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include asset-backed securities, corporate bonds and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as other non-current investments in the tables below and as other non-current assets in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.77% and 8.22% as of March 31, 2016 and December 31, 2015, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2016:
Marketable Securities:
U.S. government and agency debt securities	$337	$—	$—	$337
Mortgage and asset-backed debt securities	—	72	—	72
Corporate debt securities	—	1,483	—	1,483
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	200	—	200
Carbon credit investments	284	—	—	284
Total marketable securities	621	1,759	—	2,380
Other non-current investments	19	—	27	46
Total	$640	$1,759	$27	$2,426

December 31, 2015:
Marketable Securities:
U.S. government and agency debt securities	$340	$—	$—	$340
Mortgage and asset-backed debt securities	—	74	—	74
Corporate debt securities	—	861	—	861
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	366	—	366
Carbon credit investments	351	—	—	351
Total marketable securities	691	1,305	—	1,996
Other non-current investments	19	—	32	51
Total	$710	$1,305	$32	$2,047

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2016 and 2015 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2016	$—	32	32
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(5)	(5)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2016	$—	$27	$27

	Marketable Securities	Other Investments	Total
Balance on January 1, 2015	$—	64	64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(8)	(8)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2015	$—	$56	$56
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2016 and December 31, 2015 consist of the following (in millions):

	2016	2015
Vehicles	$8,214	$8,111
Aircraft	15,817	15,815
Land	1,285	1,263
Buildings	3,332	3,280
Building and leasehold improvements	3,520	3,450
Plant equipment	8,149	8,026
Technology equipment	1,688	1,670
Equipment under operating leases	29	30
Construction-in-progress	272	273
	42,306	41,918
Less: Accumulated depreciation and amortization	(24,021)	(23,566)
	$18,285	$18,352

We monitor all property, plant and equipment for any indicators of potential impairment. No impairment charges on property, plant and equipment were recorded during the three months ended March 31, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2016 and 2015 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$352	$382	$7	$9	$12	$12
Interest cost	457	423	30	31	10	11
Expected return on assets	(629)	(622)	(1)	(4)	(14)	(15)
Amortization of prior service cost	42	42	1	1	—	—
Net periodic benefit cost	$222	$225	$37	$37	$8	$8
During the first three months of 2016, we contributed $20 and $23 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $1.216 billion and $78 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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
As of March 31, 2016 and December 31, 2015 we had $870 and $872 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 46 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2016 and December 31, 2015 was $902 and $841 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”), which for the first time ever allowed multi-employer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government oversight. On September 25, 2015, the Central States Pension Fund ("CSPF") submitted a proposed pension benefit reduction plan to the U.S. Department of Treasury under the MPRA. The CSPF plan proposed to make retirement benefit reductions to CSPF participants, including to the benefits of UPS employee participants retiring on or after January 1, 2008. In 2007, UPS fully funded its allocable share of the unfunded vested benefits in CSPF when it was agreed that UPS could withdraw from CSPF in consideration of a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters ("Teamsters"), UPS agreed to provide supplemental benefits under the UPS/IBT Full-Time Employee Pension Plan to offset the effect of certain benefit reductions by CSPF applicable to UPS participants retiring on or after January 1, 2008, which resulted in recognition of a $1.7 billion pension liability in 2007. Additionally, UPS agreed to provide coordinating benefits under the UPS/IBT Full-Time Employee Pension Plan to offset certain benefit reductions in the event that benefits were lawfully reduced in the future by CSPF.
We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and that certain actions by CSPF were invalid. In April 2016, we estimated that we would be required to record a 2016 charge of approximately $3.2 billion to $3.8 billion, if the CSPF pension benefit reduction plan were approved and implemented as proposed. On May 6, 2016, the U.S. Department of Treasury rejected the proposed plan submitted by CSPF, stating that it had determined that the CSPF plan failed to satisfy the following three requirements set forth in the MPRA:

•
that the proposed benefit suspensions, in the aggregate, be reasonably estimated to achieve, but not materially exceed, the level that is necessary to avoid insolvency, because the investment return and entry age assumptions used for this purpose in the CSPF proposed plan were not reasonable;

•	that the proposed benefit suspensions be equitably distributed across the participant and beneficiary population; and

•	that the notices of proposed benefit suspensions be written so as to be understood by the average plan participant.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Because the CSPF has asserted that it will become insolvent within ten years, it is possible that CSPF will propose a revised plan under the MPRA. Due to uncertainties, we are not able to estimate a range of additional obligations, if any, that could arise as a result of the CSPF situation, which amounts could be material. These uncertainties include the actions that may be taken by CSPF, the government or others, including whether CSPF will submit a revised benefit reduction plan, the terms and assumptions of any such proposed plan, how the regulations and standards under the MPRA are applied to any subsequently proposed plan, and the effect of discount rates and various other actuarial assumptions. Accordingly, we have not recognized any additional liability for coordinating benefits within the UPS/IBT Full-Time Employee Pension Plan.
Collective Bargaining Agreements
As of December 31, 2015, we had approximately 266,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In addition, our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. In 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. During the first quarter of 2015, we remitted $53 million for these retroactive economic benefits.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. The ongoing contract negotiations between UPS and the IPA are in mediation by the National Mediation Board.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. We are currently in negotiations with Teamsters Local 2727 for a new agreement. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2016 and December 31, 2015 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2015:	$715	$425	$2,279	$3,419
Acquired	—	—	—	—
Currency / Other	—	5	16	21
March 31, 2016:	$715	$430	$2,295	$3,440
The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2016 and December 31, 2015 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2016:
Capitalized software	$2,798	$(2,071)	$727
Licenses	214	(127)	87
Franchise rights	132	(85)	47
Customer relationships	512	(47)	465
Trade name	200	—	200
Trademarks, patents, and other	62	(19)	43
Total Intangible Assets, Net	$3,918	$(2,349)	$1,569
December 31, 2015:
Capitalized software	$2,739	$(2,026)	$713
Licenses	189	(116)	73
Franchise rights	125	(83)	42
Customer list	511	(35)	476
Trade name	200	—	200
Trademarks, patents, and other	61	(16)	45
Total Intangible Assets, Net	$3,825	$(2,276)	$1,549

As of March 31, 2016, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $5 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. BUSINESS COMBINATIONS
In 2016 and 2015, we acquired several businesses that were not material, individually or in the aggregate, to our consolidated financial position or results of operations. These acquisitions were funded with cash from operations. In March 2015, we acquired Poltraf Sp z.o.o. ("Poltraf"), a Polish-based pharmaceutical logistics company recognized for its temperature-sensitive warehousing and transportation solutions. In May 2015 and June 2015, we acquired Parcel Pro, Inc. ("Parcel Pro") and the Insured Parcel Services division of G4S International Logistics ("IPS"), respectively. These businesses provide services and insurance coverage for the transport of high value luxury goods.
In August 2015, we acquired Coyote Logistics Midco, Inc. ("Coyote"), a U.S.-based truckload freight brokerage company, for $1.829 billion. This acquisition allows us to expand our existing portfolio by adding large scale truckload freight brokerage and transportation management services to our Supply Chain & Freight reporting segment. In addition, we expect to benefit from synergies in purchased transportation, backhaul utilization, cross-selling to customers, as well as technology systems and industry best practices. The acquisition was funded using cash from operations and issuances of commercial paper.
The estimates of deferred income taxes and goodwill are subject to change based on final determination of fair values of acquired assets and assumed liabilities. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. No material changes in the purchase price allocation have been made since December 31, 2015.
The financial results of these acquired businesses are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2016 and December 31, 2015 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2016	2015
Commercial paper	$3,810	2016	$3,809	$2,965
Fixed-rate senior notes:
1.125% senior notes	375	2017	374	372
5.50% senior notes	750	2018	787	787
5.125% senior notes	1,000	2019	1,075	1,064
3.125% senior notes	1,500	2021	1,648	1,613
2.45% senior notes	1,000	2022	1,028	991
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	480	474
8.375% debentures	276	2030	282	282
Pound Sterling notes:
5.50% notes	96	2031	89	92
5.125% notes	654	2050	623	638
Euro Senior notes:
1.625% notes	797	2025	790	759
Floating rate senior notes	569	2020	567	544
Floating rate senior notes	725	2049-2066	717	600
Capital lease obligations	479	2016-3005	479	475
Facility notes and bonds	320	2016-2045	320	319
Other debt	33	2016-2022	33	22
Total Debt	$15,183		15,438	14,334
Less: Current Maturities			(3,869)	(3,018)
Long-term Debt			$11,569	$11,316
Debt Issuances
In March 2016, we issued floating rate senior notes with a principal balance of $118 million. As the proceeds for these notes were not received until April 2016, we recognized a receivable in other current assets in our consolidated balance sheet as of March 31, 2016. These notes bear interest at three-month LIBOR less 30 basis points and mature in 2066. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after one year at a stated percentage of par value.
Sources of Credit
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under an European commercial paper program. We had the following amounts outstanding under these programs as of March 31, 2016: $2.926 billion with an average interest rate of 0.41%, €630 million ($718 million) with an average interest rate of -0.18% and £115 million ($165 million) with an average interest rate of 0.54%. As of March 31, 2016, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 24, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2016.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 25, 2021. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2016.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2016 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2016, 10% of net tangible assets was equivalent to $2.306 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $17.243 and $15.524 billion as of March 31, 2016 and December 31, 2015, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al., an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. Trial is scheduled for January 2017.
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
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. Discovery is ongoing and trial is scheduled for September, 2016. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
On May 2, 2016, a purported shareowner derivative suit was filed in the Delaware Court of Chancery naming certain of UPS’s current officers and directors as defendants, alleging that they breached their fiduciary duties by failing to monitor UPS’s compliance with the Assurance of Discontinuance and other federal and state laws relating to cigarette deliveries.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2016, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of March 31, 2016, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	2016		2015
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	194	$2	201	$2
Common stock purchases	(2)	—	(1)	—
Stock award plans	4	—	2	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(3)	—	(2)	—
Class A shares issued at end of period	194	$2	201	$2
Class B Common Stock
Balance at beginning of period	693	$7	705	$7
Common stock purchases	(5)	—	(6)	—
Conversions of class A to class B common stock	3	—	2	—
Class B shares issued at end of period	691	$7	701	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		137		124
Common stock purchases		(336)		(126)
Common stock issuances		96		101
Option premiums received (paid)		103		(99)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$6,001		$5,726
Net income attributable to common shareowners		1,131		1,026
Dividends ($0.78 and $0.73 per share)		(718)		(683)
Common stock purchases		(319)		(561)
Balance at end of period		$6,095		$5,508
We repurchased 6.6 million shares of class A and class B common stock for $655 million during the three months ended March 31, 2016, and 6.8 million shares for $687 million during the three months ended March 31, 2015. During the first quarter of 2016, we also exercised a capped call option that we entered into in 2015 for which we received 0.2 million UPS class B shares. The $25 million premium payment for this capped call option reduced shareowners' equity in 2015. In total, shares repurchased and received in the first quarter were 6.8 million shares for $680 million. In February 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which has no expiration date. As of March 31, 2016, we had $761 million of this share repurchase authorization available. In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2016, we entered into an accelerated share repurchase program which allowed us to repurchase 3.0 million shares for $300 million. The program was completed in March 2016.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $103 and $(99) million during the first three months of 2016 and 2015, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of March 31, 2016, we had outstanding options for the purchase of 0.6 million shares with a weighted average strike price of $81.97 per share that will settle in the second quarter of 2016.
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Foreign currency translation gain (loss):
Balance at beginning of period	$(897)	$(457)
Translation adjustment (no tax impact in either period)	26	(304)
Balance at end of period	(871)	(761)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	—
Current period changes in fair value (net of tax effect of $2 and $1)	3	2
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	2	2
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	67	61
Current period changes in fair value (net of tax effect of $(60) and $120)	(100)	199
Reclassification to earnings (net of tax effect of $(38) and $(14))	(62)	(23)
Balance at end of period	(95)	237
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,709)	(3,198)
Reclassification to earnings (net of tax effect of $17 and $17)	26	26
Remeasurement of plan assets and liabilities (net of tax effect of $0 and $3)	—	6
Balance at end of period	(2,683)	(3,166)
Accumulated other comprehensive income (loss) at end of period	$(3,647)	$(3,688)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2016	2015
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	$(6)	$(6)	Interest expense
Foreign exchange contracts	—	(36)	Interest expense
Foreign exchange contracts	106	79	Revenue
Income tax (expense) benefit	(38)	(14)	Income tax expense
Impact on net income	62	23	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(43)	(43)	Compensation and benefits
Income tax (expense) benefit	17	17	Income tax expense
Impact on net income	(26)	(26)	Net income
Total amount reclassified for the period	$36	$(3)	Net income
Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	2016		2015
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$51		$59
Reinvested dividends		1		1
Benefit payments		(9)		(11)
Balance at end of period		$43		$49
Treasury Stock:
Balance at beginning of period	(1)	$(51)	(1)	$(59)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	9	—	11
Balance at end of period	(1)	$(43)	(1)	$(49)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $2 and $1 million for the three months ended March 31, 2016 and 2015, respectively.

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
Supply Chain & Freight
Supply Chain & Freight includes the operations of our forwarding, logistics, Coyote and UPS Freight and other aggregated business units. Our forwarding, logistics and Coyote units provide services in more than 195 countries and territories worldwide, and include North American and international air and ocean freight forwarding, customs brokerage, truckload freight brokerage, distribution and post-sales services and mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other aggregated business units within this segment include The UPS Store and UPS Capital.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and investments in limited partnerships.
Segment information for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue:
U.S. Domestic Package	$9,084	$8,814
International Package	2,914	2,970
Supply Chain & Freight	2,420	2,193
Consolidated	$14,418	$13,977
Operating Profit:
U.S. Domestic Package	$1,102	$1,024
International Package	574	498
Supply Chain & Freight	147	151
Consolidated	$1,823	$1,673

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to common shareowners	$1,131	$1,026
Denominator:
Weighted average shares	885	903
Deferred compensation obligations	1	1
Vested portion of restricted units	3	2
Denominator for basic earnings per share	889	906
Effect of dilutive securities:
Restricted units	4	6
Stock options	1	1
Denominator for diluted earnings per share	894	913
Basic earnings per share	$1.27	$1.13
Diluted earnings per share	$1.27	$1.12
Diluted earnings per share for the three months ended March 31, 2016 and 2015 excluded the effect of 0.5 and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At March 31, 2016 and December 31, 2015, we held cash collateral of $641 and $717 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the zero threshold bilateral collateral provisions described above, we were required to post $1 million and $0 in collateral with our counterparties as of March 31, 2016 and December 31, 2015, respectively. As of those dates, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions. Additionally, in connection with the agreements described above, we could be required to terminate transactions with certain counterparties in the event of a downgrade of our credit rating.
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
A net investment hedge refers to the use of cross currency swaps, forward contracts or foreign currency denominated debt to hedge portions of our net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign currency translation adjustment within AOCI. The remainder of the change in value of such instruments is recorded in earnings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes on our business. We periodically enter into option contracts on energy commodity products to manage the price risk associated with forecasted transactions involving refined fuels, principally jet-A, diesel and unleaded gasoline. The objective of the hedges is to reduce the variability of cash flows, due to changing fuel prices, associated with the forecasted transactions involving those products. We normally designate and account for these contracts as cash flow hedges of the underlying forecasted transactions involving these fuel products and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or revenue when the underlying transactions occur.
Foreign Currency Risk Management
To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We hedge portions of our forecasted revenue denominated in foreign currencies with option and forward contracts. We normally designate and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales transactions occur.
We also hedge portions of our anticipated cash settlements of intercompany transactions and interest payments on certain debt subject to foreign currency remeasurement using foreign currency forward contracts. We normally designate and account for these contracts as cash flow hedges of forecasted foreign currency denominated transactions; therefore, the resulting gains and losses from these hedges are recognized as a component of investment income and other when the underlying transactions are subject to currency remeasurement.
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within AOCI to offset the translation risk from those investments. Any ineffective portion of net investment hedging is recognized as a component of investment income and other. Balances in the cumulative translation adjustment accounts remain until the sale or complete liquidation of the foreign entity.
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
We have designated and account for the majority of our interest rate swaps that convert fixed rate interest payments into floating rate interest payments as hedges of the fair value of the associated debt instruments. Therefore, the gains and losses resulting from fair value adjustments to the interest rate swaps and fair value adjustments to the associated debt instruments are recorded to interest expense in the period in which the gains and losses occur. We normally designate and account for interest rate swaps that convert floating rate interest payments into fixed rate interest payments as cash flow hedges of the forecasted payment obligations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2016 and December 31, 2015, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2016		December 31, 2015
Currency hedges:
British Pound Sterling	GBP	1,056	GBP	1,140
Canadian Dollar	CAD	933	CAD	177
Euro	EUR	3,579	EUR	3,750
Mexican Peso	MXN	2,004	MXN	3,863
Japanese Yen	JPY	18,000	JPY	20,000

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$778		$778

Investment market price hedges:
Marketable Securities	EUR	389	EUR	496
As of March 31, 2016, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$257	$408	$256	$408
Foreign exchange contracts	Other non-current assets	Level 2	28	92	23	92
Interest rate contracts	Other non-current assets	Level 2	293	204	279	185
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	—	2	—	—
Investment market price contracts	Other current assets	Level 2	159	5	159	—
Interest rate contracts	Other non-current assets	Level 2	75	57	66	53
Total Asset Derivatives			$812	$768	$783	$738

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$3	$—	$2	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	41	—	36	—
Interest rate contracts	Other non-current liabilities	Level 2	14	19	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	7	12	7	10
Investment market price contracts	Other current liabilities	Level 2	—	9	—	4
Interest rate contracts	Other non-current liabilities	Level 2	33	13	24	9
Total Liability Derivatives			$98	$53	$69	$23
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three months ended March 31, 2016 and 2015 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2016	2015
Interest rate contracts	$(2)	$(1)
Foreign exchange contracts	(158)	320
Total	$(160)	$319
As of March 31, 2016, $200 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2017. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 16 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2016 and 2015.
The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2016 and 2015 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2016	2015
Foreign denominated debt	$(85)	$—
Total	$(85)	$—
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three months ended March 31, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2016 and 2015 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2016	2015			2016	2015
Interest rate contracts	Interest Expense	$95	$55	Fixed-Rate Debt	Interest Expense	$(95)	$(55)

Additionally, we maintain some interest rate swaps, foreign currency forwards and investment market price forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of a portfolio of interest bearing receivables. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities on our consolidated balance sheets. These investment market price forward contracts are intended to provide an economic offset to fair value fluctuations of certain investments in marketable securities.
We also periodically terminate interest rate swaps and foreign currency options by entering into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original swap and foreign currency contracts. These transactions provide an economic offset that effectively eliminates the effects of changes in market valuation.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three months ended March 31, 2016 and 2015 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015
Interest rate contracts	Interest Expense	$(2)	$(1)
Foreign exchange contracts	Other Operating Expenses	—	21
Foreign exchange contracts	Investment Income and other	(41)	2
Investment market price contracts	Investment Income and other	155	(2)
		$112	$20

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
Our effective tax rate decreased to 35.3% in the first quarter of 2016 compared with 35.5% in the same period of 2015, primarily due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions. This was partially offset by a decrease in U.S. Federal and state tax credits relative to total pre-tax income.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include various state filing positions, the allocation of income and expense between tax jurisdictions and other transfer pricing matters. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic environment has continued to be mixed as relatively stable consumer conditions are somewhat offset by continued declines in industrial production, soft business investment and higher inventory levels.  We continue to see modest GDP growth with the first quarter slowing sequentially and year over year, yet U.S. manufacturing remains weak, hindering the pace of expansion in the overall small package delivery market. Low inflation and low fuel prices continued in the economy, giving consumers more purchasing power despite muted wage growth. Continued growth in e-commerce and omni-channel retail sales has driven package volume demand for residential products. Given these trends, overall volume grew moderately during the first quarter of 2016, with those products mostly aligned with the retail and e-commerce experiencing the most growth.
Outside of the U.S., global growth forecasts continue to weaken, with global GDP expected to grow less than previous forecasts. Much of the weakness outside of the U.S. stems from difficulties in emerging markets, while developed nations experience solid growth.  The uneven nature of economic growth worldwide has continued shifting of trade patterns and weakened demand in certain trade lanes. As a result of these circumstances, we continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment has remained challenging in 2016, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our transportation network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of our On Road Integrated Optimization and Navigation system - "ORION") should continue to increase our network capacity and improve operational efficiency, flexibility and reliability. Additionally, we have continued to utilize newly expanded operating facilities to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2016	2015	%
Revenue (in millions)	$14,418	$13,977	3.2%
Operating Expenses (in millions)	12,595	12,304	2.4%
Operating Profit (in millions)	$1,823	$1,673	9.0%
Operating Margin	12.6%	12.0%
Average Daily Package Volume (in thousands)	17,834	17,470	2.1%
Average Revenue Per Piece	$10.39	$10.56	(1.6)%
Net Income (in millions)	$1,131	$1,026	10.2%
Basic Earnings Per Share	$1.27	$1.13	12.4%
Diluted Earnings Per Share	$1.27	$1.12	13.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations—Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. From time to time, we supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including, as applicable, "adjusted" operating profit, operating margin, income before income taxes, effective tax rate, net income and earnings per share adjusted for the non-comparable items. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a better baseline for analyzing trends in our underlying businesses.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodologies during 2016 or 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2016	2015	%
Average Daily Package Volume (in thousands):
Next Day Air	1,266	1,229	3.0%
Deferred	1,196	1,218	(1.8)%
Ground	12,725	12,321	3.3%
Total Avg. Daily Package Volume	15,187	14,768	2.8%
Average Revenue Per Piece:
Next Day Air	$19.44	$20.11	(3.3)%
Deferred	11.95	11.68	2.3%
Ground	8.10	8.19	(1.1)%
Total Avg. Revenue Per Piece	$9.35	$9.47	(1.3)%
Operating Days in Period	64	63
Revenue (in millions):
Next Day Air	$1,575	$1,557	1.2%
Deferred	915	896	2.1%
Ground	6,594	6,361	3.7%
Total Revenue	$9,084	$8,814	3.1%
Operating Expenses (in millions)	$7,982	$7,790	2.5%
Operating Profit (in millions)	$1,102	$1,024	7.6%
Operating Margin	12.1%	11.6%
Revenue
The change in overall revenue was impacted by the following factors in 2016 compared with the corresponding period of 2015:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2016 vs. 2015	4.5%	(0.2)%	(1.2)%	3.1%
Volume
Our total volume increased in the first quarter of 2016 compared with 2015, primarily due to continued growth in e-commerce and one additional operating day. Business-to-consumer shipments, which represent approximately 45% of total U.S. Domestic Package volume, grew more than 6% for the first quarter of 2016 due to increases in both air and ground shipments. UPS SurePost had strong volume growth in the first quarter of 2016. Business-to-business shipments increased slightly driven by the retail industry returns services, partially offset by the overall slowing of the industrial manufacturing and professional services sectors.
Among our air products, volume increased by 3% for Next Day Air services in the first quarter of 2016, particularly for those products most aligned with business-to-consumer shipping. Deferred air product volume decreased slightly, after five previous quarters of double digit growth, due to product and customer mix.
The increase in ground volume in the first quarter of 2016 was driven by both business-to-consumer and business-to-business shipping activity. The growth was fueled by e-commerce, which resulted in increased use of our returns and SurePost services.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
Overall revenue per piece decreased 1.3% for the first quarter of 2016 compared with the same period of 2015, primarily due to lower fuel surcharge rates as well as changes in customer and product mix. These factors were partially offset by base rate increases.
Revenue per piece was positively impacted by a base rate increase on December 28, 2015. UPS Ground rates and accessorial charges increased an average net 4.9%, while UPS Air services and accessorial charges increased an average net 5.2%. Additionally, the surcharge increased for Over Maximum Packages, and the index tables for the Ground and Air fuel surcharges were adjusted effective November 2, 2015. A charge for UPS’s Third-Party Billing Service was implemented, effective January 4, 2016.
Revenue per piece for deferred air products increased in the first quarter of 2016, while Next Day Air declined. All products were negatively impacted by lower fuel surcharge rates. The Next Day Air revenue per piece decline was caused by a shift in customer and product mix. We experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, which have lower average yields than our heavier-weight commercial shipments along with a shift towards our Next Day Air Saver products. Deferred revenue per piece increased primarily due to heavier-weight packages on business-to-consumer shipments.
Overall ground revenue per piece decreased in the first quarter of 2016, primarily due to a decrease in average weight per piece and lower fuel surcharges. Additionally, customer and product mix changes adversely impacted revenue per piece as a greater portion of overall volume in 2016, relative to 2015, came from residential customers and lighter-weight shipments (including strong volume growth in SurePost). These drivers more than offset the rate actions taken since the fourth quarter of 2015.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended March 31,		Change
	2016	2015	% Point
Next Day Air / Deferred	3.0%	5.3%	(2.3)%
Ground	4.9%	6.3%	(1.4)%
Total domestic fuel surcharge revenue decreased by $105 million in the first quarter of 2016 as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by pricing changes to the fuel surcharge indices, as well as the overall increase in package volume for the quarter.
Operating Expenses
Operating expenses for the segment increased $192 million in the first quarter of 2016, primarily due to increases in pick-up and delivery costs ($138 million), indirect operating costs ($54 million) and the costs of package sorting ($27 million). These cost increases were largely due to the additional operating day and higher employee compensation expenses, which were impacted by (1) an increase in average daily union labor hours (1.8%) to support volume growth; (2) an increase in wage rates (1%); and (3) an increase in health and welfare costs (due to headcount and contractual contribution rate increases to multiemployer plans). These cost increases were partially offset by a $21 million reduction in the cost of operating our domestic integrated air and ground transportation network, primarily due to lower fuel costs.
Total cost per piece decreased by 1.9% for the first quarter of 2016 compared with the first quarter of 2015, as the cost increases described previously were more than offset by productivity gains, lower fuel costs and lower weather related costs. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the growth of average daily vehicle miles driven, while the increased redirect of SurePost volume to optimize delivery density on UPS vehicles has reduced the delivery costs for business-to-consumer shipments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
Operating profit increased $78 million for the first quarter of 2016 compared with 2015, as operating margin increased 50 basis points to 12.1%. Productivity improvements supported by continued technology deployment, combined with lower fuel costs resulted in a 1.9% decrease in cost per piece and more than offset the decline in revenue per piece, which was mainly driven by lower fuel surcharge rates. These changes along with increased shipment volume resulted in higher operating profit compared to the first quarter of 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2016	2015	%
Average Daily Package Volume (in thousands):
Domestic	1,517	1,577	(3.8)%
Export	1,130	1,125	0.4%
Total Avg. Daily Package Volume	2,647	2,702	(2.0)%
Average Revenue Per Piece:
Domestic	$5.91	$6.09	(3.0)%
Export	30.46	31.04	(1.9)%
Total Avg. Revenue Per Piece	$16.39	$16.48	(0.5)%
Operating Days in Period	64	63
Revenue (in millions):
Domestic	$574	$605	(5.1)%
Export	2,203	2,200	0.1%
Cargo and Other	137	165	(17.0)%
Total Revenue	$2,914	$2,970	(1.9)%
Operating Expenses (in millions)	$2,340	$2,472	(5.3)%
Operating Profit (in millions)	$574	$498	15.3%
Operating Margin	19.7%	16.8%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(59)
Operating Expenses			57
Operating Profit			$(2)
* Net of currency hedging; amount represents the change compared to the prior year. Includes impact of translation and transaction gains and losses.
Revenue
The change in overall revenue was impacted by the following factors in 2016 compared with the corresponding period of 2015:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2016 vs. 2015	(0.5)%	2.5%	(1.9)%	(2.0)%	(1.9)%
Volume
Our overall average daily volume decreased in the first quarter of 2016, largely due to revenue management initiatives, and slower economic growth. Total volume growth was negatively impacted due to fewer local operating days, mostly due to the timing of the Easter holiday.
The export volume growth in the first quarter of 2016 was mainly driven by our Asian and Americas operations, which experienced increases in volume to most regions of the world. Export volume into the U.S. grew in all trade lanes. Asian export volume showed particular strength in the Asia-to-U.S. and Asia-to-Europe trade lanes. Americas export volume increased for the quarter, with solid growth in the Americas-to-Europe and Americas-to-U.S. trade lanes. However, U.S. export volume declined, largely due to the impact of the stronger U.S. Dollar, partially offset by growth in the U.S.-to-Europe trade lane. Overall export volume growth was mixed by product as we experienced growth in our premium express products, offset by declines in our standard products.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The decrease in domestic volume in the first quarter of 2016 was primarily due to revenue management initiatives and slowing market conditions in Germany, Canada and the United Kingdom.
Rates and Product Mix
Total average revenue per piece decreased 0.5% in the first quarter of 2016 including the impact of lower fuel surcharge rates and a 210 basis point reduction from the impact of currency. These factors were partially offset by an increase in base rates and a shift in product mix towards premium products.
On December 28, 2015, we implemented an average 5.2% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Export revenue per piece decreased 1.9% in the first quarter of 2016 including the impact of lower fuel surcharge rates and a 120 basis point reduction from the impact of currency. These factors were partially offset by an increase in base rates and a shift in product mix towards our premium express services.
Domestic revenue per piece decreased 3.0% in the first quarter of 2016 including the impact of lower fuel surcharge rates and a 580 basis point reduction from the impact of currency. These factors were partially offset by an increase in base rates.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $60 million for the first quarter of 2016 compared with 2015, primarily due to lower fuel prices; however, this was partially offset by pricing changes made to the fuel surcharge indices.
Operating Expenses
Overall operating expenses for the segment decreased $132 million in the first quarter of 2016 compared with 2015. This decrease was mostly due to lower fuel prices and a $57 million decrease from currency exchange rate movements.
The decrease in operating expenses was impacted by the cost of operating our international integrated air and ground network, which decreased $70 million, as well as pick-up and delivery costs, which decreased $75 million. The decreases in network and pick-up and delivery costs were largely due to cost containment initiatives, the impact of currency exchange rate movements and lower fuel expense. Additionally, network costs were mitigated by contained growth in aircraft block hours (1.2% decrease) as a result of ongoing modifications to our air network; this reduction in block hours was achieved even with a 0.4% increase in first quarter international export volume and continuing air product service enhancements.
The remaining change in operating expenses in the first quarter of 2016 compared with 2015 was largely due to an increase in indirect operating costs, but partially offset by reductions in the costs of package sorting.
Operating Profit and Margin
Operating profit increased $76 million in the first quarter of 2016 compared with 2015, while operating margin increased by 290 basis points to 19.7%. Operating profit and margin were positively affected by several factors including revenue management initiatives, modifications to the fuel surcharge indices, net impact of fuel, network management and cost containment initiatives. These items were partially offset by the net impact of currency.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2016	2015	%
Freight LTL Statistics:
Revenue (in millions)	$564	$609	(7.4)%
Revenue Per Hundredweight	$23.25	$22.77	2.1%
Shipments (in thousands)	2,416	2,574	(6.1)%
Shipments Per Day (in thousands)	37.8	40.9	(7.6)%
Gross Weight Hauled (in millions of lbs)	2,426	2,676	(9.3)%
Weight Per Shipment (in lbs)	1,004	1,040	(3.5)%
Operating Days in Period	64	63
Revenue (in millions):
Forwarding and Logistics	$1,586	$1,330	19.2%
Freight	656	710	(7.6)%
Other	178	153	16.3%
Total Revenue	$2,420	$2,193	10.4%
Operating Expenses (in millions):	$2,273	$2,042	11.3%
Operating Profit (in millions):	$147	$151	(2.6)%
Operating Margin	6.1%	6.9%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(23)
Operating Expenses			26
Operating Profit			$3
* Amount represents the change compared to the prior year. Includes impact of translation and transaction gains and losses.
In August 2015, we acquired Coyote Logistics Midco, Inc ("Coyote"), a truckload freight brokerage company. Coyote's financial results are included in the above table within Forwarding and Logistics from the date of acquisition, which has impacted the quarter-over-quarter comparability of revenue, operating expenses and operating profit.
Revenue
Total revenue for the Supply Chain & Freight segment increased $227 million. Forwarding and logistics revenue increased $256 million in the first quarter of 2016. Excluding the effect of Coyote, revenue decreased $179 million in the first quarter of 2016 compared with 2015 largely due to a combination of volume and tonnage declines in our international and North American air freight businesses (impacted by management focus on reducing lower-yielding accounts and softer market conditions), lower rates charged to our customers (largely due to overcapacity in the market), as well as the adverse impact of currency exchange rate movements and lower fuel surcharge rates (due to declining fuel prices). Revenue for our logistics products increased in the first quarter 2016 compared with 2015, as we experienced solid growth in our mail services, healthcare, aerospace and industrial manufacturing distribution solutions; however, this was partially offset by the adverse impact of currency exchange rates and revenue declines among our high tech customers.
Freight revenue decreased $54 million in the first quarter of 2016, driven by a 9.3% decline in tonnage, a 6.1% decrease in shipments and a $32 million decrease in fuel surcharge revenue due to lower diesel fuel prices. The decline in shipments and the reduction in weight per shipment were impacted by revenue management initiatives, a decline in market demand and customer mix. LTL Revenue per hundredweight increased slightly, as LTL base rate increases averaging 4.9% took effect on December 28, 2015, covering non-contractual shipments in the United States, Canada and Mexico.
Revenue for the other businesses within Supply Chain & Freight increased $25 million in the first quarter of 2016, due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions, as well as revenue from contractual domestic air transportation services provided to the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $231 million. Forwarding and logistics operating expenses increased $265 million for the first quarter of 2016 compared with 2015. This increase was largely due to the acquisition of Coyote during the third quarter of 2015 offset by the impact of currency exchange rate movements and lower fuel expense. Purchased transportation expense increased by $212 million in the first quarter due to the acquisition of Coyote, as well as increased volume and rates for mail services. These increases were partially offset by a combination of lower volume and tonnage in our international and North American air freight forwarding businesses, lower buy rates due to softer market conditions and the impact of foreign currency exchange rates.
Freight operating expenses decreased $56 million in the first quarter of 2016 compared with 2015. Total cost per LTL shipment decreased by 1.3%. The decrease in operating expense was largely due to the cost associated with operating our linehaul network (which decreased $28 million), decreases in pick-up and delivery expenses (which decreased $14 million) and decreases in other expenses (which decreased $4 million). The declines in network costs and pick-up and delivery expenses were driven by a reduction in fuel expense and expense for outside transportation carriers (largely due to lower LTL volume and fuel surcharges passed to us by outside carriers).
Operating expenses for the other businesses within Supply Chain & Freight increased $22 million in the first quarter of 2016 compared with 2015.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment decreased $4 million. The net impact of currency and revenue management initiatives, however, had a positive impact on operating profit. Operating profit for the forwarding and logistics units decreased by $9 million in the first quarter of 2016 compared with 2015, primarily due to volume and tonnage declines. Operating profit and margins for the international air freight forwarding business improved as the spread between the rates we charge our customers and the rates at which we procure capacity from third party air carriers increased. Operating profit and margins in our North American air freight and ocean freight businesses declined due to a shift to less premium products in the North American air freight market and excess capacity in the ocean market, which put downward pressure on sell rates. In addition, operating profit for the logistics unit declined, primarily due to increased purchase transportation costs.
Operating profit for our freight unit increased $2 million in the first quarter of 2016 compared with 2015, as increased yields and productivity more than offset decreased tonnage.
The combined operating profit for all of our other businesses in this segment increased $3 million in the first quarter of 2016 compared with 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	%
Operating Expenses (in millions):
Compensation and Benefits	$7,853	$7,564	3.8%
Repairs and Maintenance	381	350	8.9%
Depreciation and Amortization	552	506	9.1%
Purchased Transportation	2,024	1,854	9.2%
Fuel	434	644	(32.6)%
Other Occupancy	269	294	(8.5)%
Other Expenses	1,082	1,092	(0.9)%
Total Operating Expenses	$12,595	$12,304	2.4%

Currency (Benefit) Cost - (in millions)*			$(83)
* Amount represents the change compared to the prior year. Includes impact of translation and transaction gains and losses.
Compensation and Benefits
Compensation costs increased $169 million for the first quarter of 2016 compared with 2015 largely due to higher U.S. domestic hourly and management compensation costs and the acquisition of Coyote during the third quarter of 2015. U.S. domestic compensation costs for hourly employees increased largely due to contractual union wage increases and a 1.8% increase in average daily union labor hours. The increase in average daily labor hours was less than daily volume growth due to productivity gains. Compensation costs for management employees increased primarily due to a merit salary increase, growth in the overall size of the workforce and an increase in incentive compensation.
Benefits expense increased $120 million for the first quarter of 2016 compared with 2015, primarily due to increased health and welfare costs, pension expense and vacation, holiday and excused absence expenses; these factors were partially offset by decreased workers' compensation costs. These factors are discussed further as follows:

•
Health and welfare costs increased $95 million for the first quarter, largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases, an overall increase in the size of the workforce and one additional operating day.

•
Pension expense increased $23 million for the first quarter primarily due to additional expense for multiemployer pension plans, which were impacted by contractual contribution rate increases and one additional operating day.

•	Vacation, holiday and excused absence expense increased $19 million for the first quarter, due to salary increases, growth in the overall size of the workforce and one additional operating day.

•
Workers' compensation expense decreased $26 million in the first quarter. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In the first quarter of 2016, we experienced more favorable actuarial adjustments compared with 2015, resulting in decreased expense.

Repairs and Maintenance
The $31 million increase in repairs and maintenance expense for the first quarter of 2016 compared with 2015 was primarily due to higher aircraft engine repair costs and one additional operating day.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation and Amortization
Depreciation and amortization expense increased $46 million in the first quarter of 2016 compared with 2015, primarily due to three factors: (1) Depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations; (2) Depreciation expense for buildings and facilities increased due to leasehold improvements and purchases of new equipment and (3) Amortization expense increased largely due to new internally developed capitalized software, as well as intangible assets resulting from business acquisitions.
Purchased Transportation
The $170 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the first quarter of 2016 compared with 2015 was primarily driven by several factors:

•
Expense for our forwarding and logistics business increased $212 million in the first quarter due to the acquisition of Coyote and increased volume and rates for mail services; these items were partially offset by the impact of decreased volume and tonnage in our international and North American air freight and ocean businesses and the impact of currency exchange rate movements.

•
Expense for our International Package segment increased $10 million in the first quarter, primarily due to the increased usage of third party carriers; these items were partially offset by the impact of currency exchange rate movements as well as lower fuel surcharges passed to us from outside transportation providers.

•
Expense for our U.S. Domestic Package segment decreased $25 million for the first quarter, primarily due to decreased use of, and lower fuel surcharges passed to us from, rail carriers and outside contract carriers.

•	Expense for our UPS Freight business decreased $27 million in the first quarter due to a decrease in LTL shipments and lower fuel surcharges passed to us from outside transportation providers.
Fuel
The $210 million decrease in fuel expense for the first quarter of 2016 compared with 2015 was primarily due to lower jet fuel, diesel and unleaded gasoline prices, which decreased fuel expense by $212 million. Increases in fuel efficiency, alternative fuel credits and the impact of fewer miles driven in our Freight business unit decreased expense by $22 million. These decreases were partially offset by increases in total aircraft block hours and Domestic Package delivery stops (due to higher volume), which combined to increase expense by $24 million in the first quarter of 2016.
Other Occupancy
The $25 million decrease in other occupancy expense was largely due to a decrease in facility rent expense, natural gas and electric utility costs and snow removal costs at our operating facilities in the first quarter of 2016.
Other Expenses
The $10 million decrease in other expense in the first quarter of 2016 compared with 2015 was largely due to lower utilization of third party tractor rentals.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

	Three Months Ended March 31,		Change
	2016	2015	%
(in millions)
Investment income and other	$17	$4	NA
Interest expense	$(93)	$(87)	6.9%
Investment Income and Other
The growth in investment income and other for the first quarter of 2016 was primarily due to a decrease in losses from fair value adjustments on real estate partnerships, higher interest income and realized gains on investments and the benefit from foreign currency exchange rate movements.
Interest Expense
Interest expense increased in the first quarter of 2016 largely due to an increase in the average outstanding commercial paper and long-term debt and higher effective interest rates on senior notes. This was partially offset by a decrease in effective interest rates related to the termination of our British Pound Sterling cross-currency interest rate swaps and the impact of foreign currency.
Income Tax Expense

	Three Months Ended March 31,		Change
	2016	2015	%
(in millions)
Income Tax Expense	$616	$564	9.2%
Effective Tax Rate	35.3%	35.5%
 Our effective tax rate decreased to 35.3% in the first quarter of 2016 from 35.5% in the same period of 2015, primarily due to favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions. This was partially offset by a decrease in U.S. Federal and state tax credits relative to total pre-tax income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Net Cash From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Three Months Ended March 31,
	2016	2015
Net income	$1,131	$1,026
Non-cash operating activities (a)	900	886
Pension and postretirement plan contributions (UPS-sponsored plans)	(43)	(47)
Hedge margin receivables and payables	(76)	364
Income tax receivables and payables	470	505
Changes in working capital and other non-current assets and liabilities	280	23
Other sources (uses) of cash from operating activities	8	(6)
Net cash from operating activities	$2,670	$2,751
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Operating cash flow decreased $81 million in the first quarter of 2016 compared with 2015, largely due to changes in hedge margin payables and receivables partially offset by higher net income and improvements in our working capital position. The net hedge margin collateral received from derivative counterparties decreased by $440 million in 2016 relative to 2015, due to a decreased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs. This decrease was partially offset by an increase in net income of $105 million and an improvement in working capital position of $257 million in 2016 relative to 2015. The improved working capital position in 2016 was primarily driven by decreased average days outstanding on accounts receivable and changes in the general timing of cash receipts and payments.
As of March 31, 2016, our worldwide holdings of cash, cash equivalents and marketable securities were $6.267 billion, of which $2.326 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash, cash equivalents and marketable securities held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash Used In Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) investing activities	$(1,108)	$(1,357)

Capital Expenditures:
Buildings and facilities	$(185)	$(192)
Aircraft and parts	(9)	(5)
Vehicles	(147)	(82)
Information technology	(86)	(86)
	$(427)	$(365)

Capital Expenditures as a % of Revenue	(3.0)%	(2.6)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$3	$2
Net (increase) in finance receivables	$(20)	$(9)
Net (purchases) of marketable securities	$(625)	$(966)
Cash paid for business acquisitions	$(6)	$(10)
Other (uses) of cash for investing activities	$(33)	$(9)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities and information technology remained relatively flat in the first three months of 2016 compared with 2015. Capital spending on aircraft in both 2016 and 2015 primarily related to purchases of rotable parts for our existing aircraft fleet. Capital spending on vehicles increased in the first three months of 2016 in our U.S. and international package businesses, largely due to the timing of vehicle replacements and expansion of the overall vehicle fleet to support volume growth.
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
The cash paid for business acquisitions in 2016 was related to our acquisition of area franchise rights related to The UPS Store. The cash paid for business acquisitions in the first quarter of 2015 was primarily related to our acquisition of Poltraf Sp. z.o.o. Other investing activities include capital contributions into certain investment partnerships, changes in restricted cash balances and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Cash From (Used in) Financing Activities
Our primary sources (uses) of cash for financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by financing activities	$(440)	$899
Share Repurchases:
Cash expended for shares repurchased	$(640)	$(676)
Number of shares repurchased	(6.8)	(6.8)
Shares outstanding at period end	884	901
Percent reduction in shares outstanding	(0.2)%	(0.4)%
Dividends:
Dividends declared per share	$0.78	$0.73
Cash expended for dividend payments	$(666)	$(636)
Borrowings:
Net borrowings of debt principal	$819	$2,344
Other Financing Activities:
Cash received for common stock issuances	$83	$72
Other (uses) of cash for financing activities	$(36)	$(205)
Capitalization (as of March 31 each year):
Total debt outstanding at period end	$15,438	$13,104
Total shareowners’ equity at period end	2,480	1,847
Total capitalization	$17,918	$14,951
Debt to Total Capitalization %	86.2%	87.6%
We repurchased a total of 6.6 million shares of class A and class B common stock for $655 million in the first three months of 2016, and 6.8 million shares for $687 million for the first three months of 2015 ($640 and $676 million in repurchases for 2016 and 2015, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases). During the first quarter of 2016, we also exercised a capped call option that we entered into in 2015 which allowed us to repurchase 0.2 million class B shares. The $25 million premium payment for this capped call option was classified as an other financing activity in 2015. In total, shares repurchased and received in the first quarter were 6.8 million shares for $680 million.
In February 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which has no expiration date. As of March 31, 2016, we had $761 million of this share repurchase authorization available. In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date.
Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2016.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.78 per share in 2016, compared with the previous $0.73 quarterly dividend rate in 2015. We expect to continue the practice of paying regular cash dividends.
Issuances and repayments of debt in the first three months of 2016 and 2015 consisted primarily of commercial paper and the issuance of $118 million of floating rate senior notes in March 2016. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2016, our commercial paper programs had $3.809 billion outstanding in a variety of currencies, which includes $2.926 billion, €630 million ($718 million) and £115 million ($165 million). The average balance of our U.S. dollar denominated commercial paper was $556 million and the average interest rate paid was 0.39% during the three months ended March 31, 2016. The average balance of our pound sterling denominated commercial paper was £68 million ($98 million) and the average interest rate paid was 0.51% during the three months ended March 31, 2016. The average balance of our euro denominated commercial paper was €123 million ($135 million) and the average interest rate received was -0.13% during the three months ended March 31, 2016. The amount of commercial paper outstanding fluctuates throughout the year based on liquidity needs.
The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first three months of 2016 and 2015.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $103 and ($99) million during the first three months of 2016 and 2015, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards was $155 and $142 million during the first three months of 2016 and 2015, respectively.
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
Contingencies
See note 10 and note 6 to the unaudited consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 15 for a discussion of income tax related matters.
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
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 14 to the unaudited consolidated financial statements.
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2016	December 31, 2015
Currency Derivatives	$234	$490
Interest Rate Derivatives	321	229
Investment Market Price Derivatives	159	(4)
	$714	$715
Our market risks, hedging strategies and financial instrument positions at March 31, 2016 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. In 2016, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Japanese Yen and Mexican Peso, as well as terminated forwards that expired during the first three months of 2016. We also entered into several foreign currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated currency option positions that expired during the first three months of 2016. We also entered into new forwards to manage the market value fluctuations of certain investments in marketable securities. The remaining fair value changes between December 31, 2015 and March 31, 2016 in the preceding table are primarily due to interest rate, foreign currency exchange rate and market price changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $641 million and were required to post cash collateral of $1 million with our counterparties as of March 31, 2016.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference in this report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). The scope of their evaluation of the effectiveness of our disclosure controls and procedures does not include any disclosure controls or procedures of Coyote, which was acquired in August 2015. The acquired business constituted approximately three percent of total assets, three percent of revenues and less than one percent of net income of the unaudited consolidated financial statement amounts as of and for the quarter ended March 31, 2016. Further discussion of this acquisition can be found in note 8 "Business Combinations" to our unaudited consolidated financial statements. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment following the acquisition.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see note 10 and note 6 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 other than as described below.

Employee health and retiree health and pension benefit costs represent a significant expense to us.

In addition to our ongoing multi-employer pension plan obligations, we face additional exposure with respect to benefits earned in the Central States Pension Fund (the "CSPF"), from which UPS withdrew in 2007 in return for fully funding its allocable share of unfunded vested benefits thereunder. Under a collective bargaining agreement with the IBT, UPS agreed to provide supplemental benefits under the UPS/IBT Full-Time Employee Pension Plan to offset the effect of certain benefit reductions by CSPF applicable to UPS participants retiring on or after January 1, 2008, which resulted in recognition of a $1.7 billion pension liability in 2007. Additionally, UPS agreed to provide coordinating benefits under the UPS/IBT Full-Time Employee Pension Plan to offset certain benefit reductions in the event that benefits were lawfully reduced in the future by CSPF. We have no other multi-employer pension plans subject to such a coordinated benefits backstop. In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”), which for the first time ever allowed multi-employer pension plans such as CSPF to reduce benefit payments to retirees, subject to specific guidelines in the statute and government oversight. In 2015, CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of Treasury under MPRA which proposes to make retirement benefit reductions to CSPF participants, including to the benefits of certain UPS employee participants. In April 2016, we estimated that we would be required to record a 2016 charge of approximately $3.2 billion to $3.8 billion, if the CSPF pension benefit reduction plan were approved and implemented as proposed.

We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and that certain actions by CSPF were invalid. On May 6, 2016, the U.S. Department of Treasury rejected the proposed plan submitted by CSPF, stating that it had determined that the CSPF plan failed to satisfy the following three requirements set forth in the MPRA:

•
that the proposed benefit suspensions, in the aggregate, be reasonably estimated to achieve, but not materially exceed, the level that is necessary to avoid insolvency, because the investment return and entry age assumptions used for this purpose in the CSPF proposed plan were not reasonable;

•	that the proposed benefit suspensions be equitably distributed across the participant and beneficiary population; and

•	that the notices of proposed benefit suspensions be written so as to be understood by the average plan participant.
Because the CSPF has asserted that it will become insolvent within ten years, it is possible that CSPF will propose a revised plan under the MPRA. Due to uncertainties, we are not able to estimate a range of additional obligations, if any, that could arise as a result of the CSPF situation, which amounts could be material. These uncertainties include the actions that may be taken by CSPF, the government or others, including whether CSPF will submit a revised benefit reduction plan, the terms and assumptions of any such proposed plan, how the regulations and standards under the MPRA are applied to any subsequently proposed plan, and the effect of discount rates and various other actuarial assumptions. Accordingly, we have not recognized any additional liability for coordinating benefits within the UPS/IBT Full-Time Employee Pension Plan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the first quarter of 2016 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2016 (2)	0.8	$93.34	0.8	$1,364
February 1 – February 29, 2016	4.2	99.23	4.0	964
March 1 – March 31, 2016	2.4	101.65	2.0	761
Total January 1 – March 31, 2016	7.4	$99.23	6.8
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

(2)	Includes 0.2 million shares related to the exercise of a capped call option which was entered into during 2015 and exercised in the first quarter of 2016.
In February 2013, the Board of Directors approved a share repurchase authorization of $10.0 billion, which has no expiration date. In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date.
Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2016.

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 1, 2016).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 in “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	—
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 10, 2016	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)