Form 10-Q
period 2016-06-30
UNITED PARCEL SERVICE INC
filed 2016-08-05
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 186,794,026 Class A shares, and 691,271,662 Class B shares, with a par value of $0.01 per share, outstanding at July 27, 2016.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2016 (unaudited) and December 31, 2015
(In millions)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,059	$2,730
Marketable securities	2,613	1,996
Accounts receivable, net	6,111	7,134
Other current assets	1,340	1,348
Total Current Assets	13,123	13,208
Property, Plant and Equipment, Net	18,251	18,352
Goodwill	3,427	3,419
Intangible Assets, Net	1,550	1,549
Non-Current Investments and Restricted Cash	485	473
Deferred Income Tax Assets	310	255
Other Non-Current Assets	1,193	1,055
Total Assets	$38,339	$38,311
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,816	$3,018
Accounts payable	2,405	2,587
Accrued wages and withholdings	2,149	2,253
Hedge margin liabilities	582	717
Income taxes payable	133	147
Self-insurance reserves	652	657
Accrued group welfare and retirement plan contributions	559	525
Other current liabilities	665	792
Total Current Liabilities	9,961	10,696
Long-Term Debt	11,550	11,316
Pension and Postretirement Benefit Obligations	11,029	10,638
Deferred Income Tax Liabilities	72	115
Self-Insurance Reserves	1,811	1,831
Other Non-Current Liabilities	1,266	1,224
Shareowners’ Equity:
Class A common stock (189 and 194 shares issued in 2016 and 2015)	2	2
Class B common stock (691 and 693 shares issued in 2016 and 2015)	7	7
Additional paid-in capital	—	—
Retained earnings	6,223	6,001
Accumulated other comprehensive loss	(3,606)	(3,540)
Deferred compensation obligations	44	51
Less: Treasury stock (1 share in 2016 and 2015)	(44)	(51)
Total Equity for Controlling Interests	2,626	2,470
Noncontrolling Interests	24	21
Total Shareowners’ Equity	2,650	2,491
Total Liabilities and Shareowners’ Equity	$38,339	$38,311
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$14,629	$14,095	$29,047	$28,072
Operating Expenses:
Compensation and benefits	7,738	7,502	15,591	15,066
Repairs and maintenance	383	357	764	707
Depreciation and amortization	555	510	1,107	1,016
Purchased transportation	2,070	1,777	4,094	3,631
Fuel	505	639	939	1,283
Other occupancy	245	230	514	524
Other expenses	1,095	1,120	2,177	2,212
Total Operating Expenses	12,591	12,135	25,186	24,439
Operating Profit	2,038	1,960	3,861	3,633
Other Income and (Expense):
Investment income and other	8	4	25	8
Interest expense	(94)	(86)	(187)	(173)
Total Other Income and (Expense)	(86)	(82)	(162)	(165)
Income Before Income Taxes	1,952	1,878	3,699	3,468
Income Tax Expense	683	648	1,299	1,212
Net Income	$1,269	$1,230	$2,400	$2,256
Basic Earnings Per Share	$1.43	$1.37	$2.71	$2.50
Diluted Earnings Per Share	$1.43	$1.35	$2.69	$2.48

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$1,269	$1,230	$2,400	$2,256
Change in foreign currency translation adjustment, net of tax	(31)	101	(5)	(203)
Change in unrealized gain (loss) on marketable securities, net of tax	2	(1)	5	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	43	(159)	(119)	17
Change in unrecognized pension and postretirement benefit costs, net of tax	27	20	53	52
Comprehensive Income	$1,310	$1,191	$2,334	$2,123
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$2,400	$2,256
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,107	1,016
Pension and postretirement benefit expense	537	539
Pension and postretirement benefit contributions	(89)	(99)
Self-insurance provision	(25)	(22)
Deferred tax (benefit) expense	(31)	(140)
Stock compensation expense	346	328
Other (gains) losses	(105)	(51)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,054	880
Other current assets	230	301
Accounts payable	(310)	(558)
Accrued wages and withholdings	(73)	(179)
Other current liabilities	(356)	14
Other operating activities	8	(46)
Net cash from operating activities	4,693	4,239
Cash Flows From Investing Activities:
Capital expenditures	(963)	(958)
Proceeds from disposals of property, plant and equipment	11	8
Purchases of marketable securities	(3,131)	(4,553)
Sales and maturities of marketable securities	2,340	2,840
Net (increase) decrease in finance receivables	(13)	(13)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(3)	(90)
Other investing activities	(35)	(10)
Net cash used in investing activities	(1,794)	(2,776)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,781)	2,319
Proceeds from borrowings	2,890	1,572
Repayments of borrowings	(1,134)	(1,488)
Purchases of common stock	(1,329)	(1,348)
Issuances of common stock	147	140
Dividends	(1,327)	(1,270)
Other financing activities	(50)	(177)
Net cash used in financing activities	(2,584)	(252)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	14	(72)
Net Increase (Decrease) In Cash And Cash Equivalents	329	1,139
Cash And Cash Equivalents:
Beginning of period	2,730	2,291
End of period	$3,059	$3,430
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2016. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities in note 6, our short and long-term debt in note 9 and our derivative instruments in note 14. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards

In May 2015, the FASB issued an accounting standards update that changes the disclosure requirement for reporting investments at fair value. This update removes the requirement to categorize investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. These disclosures are limited to investments for which the entity has elected to measure fair value using the practical expedient. This guidance became effective for us in the first quarter of 2016 and did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued an accounting standards update for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This guidance became effective for us in the first quarter of 2015 and did not have a material impact on our consolidated financial position, results of operations or cash flows.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Effective

In March 2016, the FASB issued an accounting standards update that simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. This new guidance becomes effective for us in the first quarter of 2017, but early adoption is permitted. At this time, we do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued an accounting standards update that requires all leases with terms beyond twelve months to be recognized on the balance sheet. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from current treatment. This new guidance requires modified retrospective application and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption, but we expect material changes to our consolidated financial position.

In January 2016, the FASB issued an accounting standards update which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for us beginning the first quarter of 2018. At this time, we do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition guidance for one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. In March 2016, the FASB issued an accounting standards update that further clarifies the May 2014 accounting standards update with respect to principle versus agent considerations in revenue from contracts with customers. In the second quarter of 2016, the FASB issued two accounting standard updates that provide additional guidance when identifying performance obligations and licenses as well as allowing for certain narrow scope improvements and practical expedients. These accounting standard updates have the same effective date as the original standard. We are currently evaluating these updates to determine the full impact of adoption.
Other accounting pronouncements issued, but not effective until after June 30, 2016, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Management Incentive Award Program ("MIP")
During the first quarter of 2016, we granted Restricted Units under MIP to certain eligible management employees. Restricted Units granted under MIP generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period. Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 4, 2016 (for U.S.-based employees), March 2, 2016 (for management committee employees) and March 21, 2016 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $96.25, $98.77 and $105.15 on those dates, respectively.
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
The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model. The model utilized the following assumptions: expected volatility of 16.45% based on historical stock volatility, a risk-free rate of return of 1.01% and no expected dividend yield because the units earn dividend equivalents.  This portion of the award was valued with a grant date fair value of $135.57 per unit and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.

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

Compensation expense for share-based awards recognized in net income for the three months ended June 30, 2016 and 2015 was $131 and $134 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the six months ended June 30, 2016 and 2015 was $346 and $328 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2016 and December 31, 2015 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2016:
Current trading marketable securities:
Corporate debt securities	$1,358	$—	$—	$1,358
Carbon credit investments (1)	431	—	(178)	253
Total trading marketable securities	$1,789	$—	$(178)	$1,611

Current available-for-sale securities:
U.S. government and agency debt securities	$339	$4	$—	$343
Mortgage and asset-backed debt securities	77	1	—	78
Corporate debt securities	573	2	—	575
U.S. state and local municipal debt securities	1	—	—	1
Equity Securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$995	$7	$—	$1,002

Total current marketable securities	$2,784	$7	$(178)	$2,613

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2015:
Current trading marketable securities:
Corporate debt securities	$715	$—	$—	$715
Non-U.S. government debt securities (1)	363	—	—	363
Carbon credit investments (1)	347	9	(5)	351
Total trading marketable securities	$1,425	$9	$(5)	$1,429

Current available-for-sale securities:
U.S. government and agency debt securities	$341	$—	$(1)	$340
Mortgage and asset-backed debt securities	74	1	(1)	74
Corporate debt securities	147	—	(1)	146
U.S. state and local municipal debt securities	2	—	—	2
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$569	$1	$(3)	$567

Total current marketable securities	$1,994	$10	$(8)	$1,996
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 14 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of June 30, 2016. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2016, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,816	$1,816
Due after one year through three years	449	452
Due after three years through five years	15	15
Due after five years	71	75
	2,351	2,358
Equity and carbon credit investments	433	255
	$2,784	$2,613
Non-Current Investments and Restricted Cash
We had $444 and $442 million of restricted cash related to our self-insurance requirements as of June 30, 2016 and December 31, 2015 which is reported in non-current investments and restricted cash on the consolidated balance sheets. This restricted cash is primarily invested in money market funds.
At June 30, 2016 and December 31, 2015, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $22 and $12 million as of June 30, 2016 and December 31, 2015, respectively. The amounts described above are classified as non-current investments and restricted cash on the consolidated balance sheets, while the quarterly change in investment fair value is recognized in investment income and other on the statements of consolidated income.
Fair Value Measurements
Marketable securities utilizing Level 1 inputs include active exchange-traded carbon credit investments and certain U.S. Government debt securities, as these securities have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include asset-backed and equity securities and corporate, government, and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as other non-current investments in the tables below and as other non-current assets in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.50% and 8.22% as of June 30, 2016 and December 31, 2015, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2016:
Marketable Securities:
U.S. government and agency debt securities	$343	$—	$—	$343
Mortgage and asset-backed debt securities	—	78	—	78
Corporate debt securities	—	1,932	—	1,932
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Carbon credit investments	253	—	—	253
Total marketable securities	596	2,017	—	2,613
Other non-current investments	19	—	22	41
Total	$615	$2,017	$22	$2,654

December 31, 2015:
Marketable Securities:
U.S. government and agency debt securities	$340	$—	$—	$340
Mortgage and asset-backed debt securities	—	74	—	74
Corporate debt securities	—	861	—	861
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	366	—	366
Carbon credit investments	351	—	—	351
Total marketable securities	691	1,305	—	1,996
Other non-current investments	19	—	32	51
Total	$710	$1,305	$32	$2,047

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2016 and 2015 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on April 1, 2016	$—	$27	$27
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(5)	(5)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2016	$—	$22	$22

	Marketable Securities	Other Non-Current Investments	Total
Balance on April 1, 2015	$—	$56	$56
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(8)	(8)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2015	$—	$48	$48

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2016 and 2015 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2016	$—	32	32
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(10)	(10)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2016	$—	$22	$22

	Marketable Securities	Other Investments	Total
Balance on January 1, 2015	$—	64	64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(16)	(16)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2015	$—	$48	$48
There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2016 and December 31, 2015 consist of the following (in millions):

	2016	2015
Vehicles	$8,242	$8,111
Aircraft	15,820	15,815
Land	1,290	1,263
Buildings	3,378	3,280
Building and leasehold improvements	3,558	3,450
Plant equipment	8,191	8,026
Technology equipment	1,699	1,670
Equipment under operating leases	29	30
Construction-in-progress	393	273
	42,600	41,918
Less: Accumulated depreciation and amortization	(24,349)	(23,566)
	$18,251	$18,352

We monitor all property, plant and equipment for any indicators of potential impairment. No impairment charges on property, plant and equipment were recorded during the three and six months ended June 30, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2016 and 2015 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Three Months Ended June 30:
Service cost	$353	$381	$7	$8	$13	$13
Interest cost	457	424	30	30	11	11
Expected return on assets	(629)	(622)	(1)	(4)	(15)	(16)
Amortization of prior service cost	42	42	1	1	—	1
Net periodic benefit cost	$223	$225	$37	$35	$9	$9

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Six Months Ended June 30:
Service cost	$706	$763	$14	$17	$25	$25
Interest cost	914	847	60	61	21	22
Expected return on assets	(1,258)	(1,244)	(2)	(8)	(29)	(31)
Amortization of prior service cost	84	84	2	2	—	1
Net periodic benefit cost	$446	$450	$74	$72	$17	$17
During the first six months of 2016, we contributed $44 and $45 million to our company-sponsored pension and postretirement medical benefit plans, respectively. We also expect to contribute $1.192 billion and $56 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
The UPS Retirement Plan (a single-employer defined benefit pension plan sponsored by UPS) was closed to new non-union participants effective July 1, 2016. The Company amended the UPS 401(k) Savings Plan so that employees who previously would have been eligible for participation in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, begin receiving a UPS Retirement Contribution. For employees eligible to receive the Retirement Contribution, UPS will contribute 3% to 8% of eligible pay to the UPS 401(k) Savings Plan based on years of vesting service and business unit. Contributions will be made annually in cash to the accounts of participants who are employed on December 31 of each calendar year and become vested after the employee reaches three complete years of service.
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
As of June 30, 2016 and December 31, 2015 we had $869 and $872 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 46 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2016 and December 31, 2015 was $942 and $841 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”), which for the first time ever allowed multi-employer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government oversight. On September 25, 2015, the Central States Pension Fund ("CSPF") submitted a proposed pension benefit

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

reduction plan to the U.S. Department of Treasury under the MPRA. The CSPF plan proposed to make retirement benefit reductions to CSPF participants, including to the benefits of UPS employee participants retiring on or after January 1, 2008. In 2007, UPS fully funded its allocable share of the unfunded vested benefits in CSPF when it was agreed that UPS could withdraw from CSPF in consideration of a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters, UPS also agreed to provide coordinating benefits under the UPS/IBT Full-Time Employee Pension Plan (the “UPS/IBT Pension Plan”) to offset the effect of certain benefit reductions by CSPF applicable to UPS participants retiring on or after January 1, 2008, which resulted in the recognition of a $1.7 billion pension liability in 2007. Additionally, UPS agreed to provide coordinating benefits under the UPS/IBT Pension Plan to offset certain benefit reductions in the event that benefits were lawfully reduced in the future by CSPF.

We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and that certain actions by CSPF were invalid. In April 2016, we estimated that we would be required to record a 2016 charge of approximately $3.2 billion to $3.8 billion, if the CSPF pension benefit reduction plan was approved and implemented as proposed. On May 6, 2016, the U.S. Department of Treasury rejected the proposed plan submitted by CSPF, stating that it had determined that the CSPF plan failed to satisfy a number of requirements set forth in the MPRA.
The CSPF has asserted that it will become insolvent within ten years which could lead to the reduction of retirement benefits. As a result, it is possible that the CSPF will continue to explore options for making retirement benefit reductions to plan participants to forestall insolvency. If the CSPF reduces benefits to plan participants, UPS may be required to provide coordinating benefits under the UPS/IBT Pension Plan, thereby increasing the projected benefit obligation for the UPS/IBT Pension Plan. The potential for benefit reductions to CSPF plan participants is subject to a number of uncertainties, including actions that may be taken by CSPF, the federal government or others. These actions include whether the CSPF will submit a revised benefit reduction plan, the effect of discount rates and various other actuarial assumptions and the extent to which benefits are guaranteed by the Pension Benefit Guaranty Corporation. Due to the numerous uncertainties that could affect whether, and the extent to which, benefits to CSPF plan participants are reduced, we are not currently able to estimate a range of additional obligations, if any, that could arise to UPS. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Pension Plan in accordance with Accounting Standards Codification Topic 715 - Compensation - Retirement Benefits. We have not recognized any liability for additional coordinating benefits at this time, but the current projected benefit obligation for the UPS/IBT Pension Plan could significantly increase as a result of these matters.

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
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. On June 30, 2016, the IPA and the Company announced a tentative agreement on a new five-year labor contract. The contract must be ratified by a majority of UPS's 2,600 pilots. The vote by the pilots will be completed on August 31. If ratified, the new contract will become effective on September 1, 2016, and become amendable on September 1, 2021.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2016 and December 31, 2015 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2015:	$715	$425	$2,279	$3,419
Acquired	—	—	—	—
Currency / Other	$—	$2	$6	$8
June 30, 2016:	$715	$427	$2,285	$3,427
The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of June 30, 2016 and December 31, 2015 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2016:
Capitalized software	$2,865	$(2,123)	$742
Licenses	211	(135)	76
Franchise rights	128	(86)	42
Customer relationships	509	(59)	450
Trade name	200	—	200
Trademarks, patents and other	58	(18)	40
Total Intangible Assets, Net	$3,971	$(2,421)	$1,550
December 31, 2015:
Capitalized software	$2,739	$(2,026)	$713
Licenses	189	(116)	73
Franchise rights	125	(83)	42
Customer relationships	511	(35)	476
Trade name	200	—	200
Trademarks, patents and other	61	(16)	45
Total Intangible Assets, Net	$3,825	$(2,276)	$1,549

As of June 30, 2016, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

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
The estimates of deferred income taxes and goodwill are subject to change based on final determination of fair values of acquired assets and assumed liabilities, which will occur in the third quarter of 2016. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. No material changes in the purchase price allocation have been made since December 31, 2015.
The financial results of these acquired businesses are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2016 and December 31, 2015 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2016	2015
Commercial paper	$2,751	2016	$2,749	$2,965
Fixed-rate senior notes:
1.125% senior notes	375	2017	375	372
5.50% senior notes	750	2018	784	787
5.125% senior notes	1,000	2019	1,073	1,064
3.125% senior notes	1,500	2021	1,656	1,613
2.45% senior notes	1,000	2022	1,042	991
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	480	474
8.375% debentures	276	2030	282	282
Pound Sterling notes:
5.50% notes	89	2031	82	92
5.125% notes	611	2050	574	638
Euro Senior notes:
1.625% notes	778	2025	771	759
Floating rate senior notes	555	2020	553	544
Floating rate senior notes	798	2049-2066	790	600
Capital lease obligations	466	2016-3005	466	475
Facility notes and bonds	320	2016-2045	319	319
Other debt	32	2016-2022	33	22
Total Debt	14,100		14,366	14,334
Less: Current Maturities			(2,816)	(3,018)
Long-term Debt			$11,550	$11,316
Debt Issuances
In March 2016, we issued floating rate senior notes with a principal balance of $118 million and in June 2016, we issued an additional $74 million of floating rate senior notes. These notes bear interest at three-month LIBOR less 30 basis points and mature in 2066. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after one year at a stated percentage of par value.
Sources of Credit
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of June 30, 2016: $1.952 billion with an average interest rate of 0.47% and €718 million ($797 million) with an average interest rate of -0.31%. As of June 30, 2016, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 24, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2016.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 25, 2021. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2016.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2016 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2016, 10% of net tangible assets was equivalent to $2.340 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $16.463 and $15.524 billion as of June 30, 2016 and December 31, 2015, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary The UPS Store, Inc., are defendants in Morgate v. The UPS Store, Inc. et al., an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. Trial is scheduled for mid-2017.
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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. UPS and FedEx have moved for summary judgment. The Court granted these motions on April 30, 2015, entered judgment in favor of UPS and FedEx, and dismissed the case. On May 21, 2015, plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit. Briefing is complete, and oral argument will be scheduled. The Antitrust Division of the U.S. Department of Justice (“DOJ”) opened a civil investigation of our policies and practices for dealing with third-party negotiators. We have cooperated with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the DOJ investigation is pending; (2) the Court granted our motion for summary judgment; and (3) the appeal remains pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
Other Matters
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS submitted its written defenses to these allegations in April 2014. We are cooperating with this investigation, and intend to continue to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending the matter and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law that could be of importance to the ultimate resolutions of this matter, including the calculation of any potential fine; and (3) there is uncertainty about the time period that is the subject of the investigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. The pre-trial process is ongoing and trial is scheduled for September, 2016. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
On May 2, 2016, a purported shareowner derivative suit was filed in the Delaware Court of Chancery naming certain of UPS’s current and former officers and directors as defendants, alleging that they breached their fiduciary duties by failing to monitor UPS’s compliance with the Assurance of Discontinuance and other federal and state laws relating to cigarette deliveries. The Company and the individual defendants have filed a motion to dismiss.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2016, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of June 30, 2016, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	2016		2015
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	194	2	201	$2
Common stock purchases	(3)	—	(2)	—
Stock award plans	4	—	4	—
Common stock issuances	2	—	1	—
Conversions of class A to class B common stock	(8)	—	(5)	—
Class A shares issued at end of period	189	2	199	$2
Class B Common Stock
Balance at beginning of period	693	$7	705	$7
Common stock purchases	(10)	—	(12)	—
Conversions of class A to class B common stock	8	—	5	—
Class B shares issued at end of period	691	7	698	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		289		265
Common stock purchases		(561)		(392)
Common stock issuances		168		173
Option premiums received (paid)		104		(46)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$6,001		$5,726
Net income attributable to common shareowners		2,400		2,256
Dividends ($1.56 and $1.46 per share)		(1,409)		(1,348)
Common stock purchases		(769)		(966)
Balance at end of period		$6,223		$5,668
We repurchased 13.1 million shares of class A and class B common stock for $1.330 billion during the six months ended June 30, 2016, and 13.5 million shares for $1.358 billion during the six months ended June 30, 2015. During the first quarter of 2016, we also exercised a capped call option that we entered into in 2015 for which we received 0.2 million UPS class B shares. The $25 million premium payment for this capped call option reduced shareowners' equity in 2015. In total, shares repurchased and received in the six months ended June 30, 2016 were 13.3 million shares for $1.355 billion. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of June 30, 2016, we had $7.505 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2016, we entered into an accelerated share repurchase program which allowed us to repurchase 2.9 million shares for $300 million. The program was completed in June 2016.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $104 and $(46) million during the first six months of 2016 and 2015, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of June 30, 2016, we had outstanding options for the purchase of 0.5 million shares with a weighted average strike price of $92.98 per share that will settle in the third quarter of 2016.
Accumulated Other Comprehensive Income (Loss)
We experience activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2016 and 2015 is as follows (in millions):

	2016	2015
Foreign currency translation gain (loss):
Balance at beginning of period	$(897)	$(457)
Translation adjustment (no tax impact in either period)	(5)	(203)
Balance at end of period	(902)	(660)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	—
Current period changes in fair value (net of tax effect of $4 and $0)	5	1
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	4	1
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	67	61
Current period changes in fair value (net of tax effect of $(5) and $56)	(7)	91
Reclassification to earnings (net of tax effect of $(67) and $(45))	(112)	(74)
Balance at end of period	(52)	78
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,709)	(3,198)
Reclassification to earnings (net of tax effect of $33 and $35)	53	52
Balance at end of period	(2,656)	(3,146)
Accumulated other comprehensive income (loss) at end of period	$(3,606)	$(3,727)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2016 and 2015 is as follows (in millions):

Three Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2016	2015
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	$(6)	$(6)	Interest expense
Foreign exchange contracts	—	11	Interest expense
Foreign exchange contracts	85	77	Revenue
Income tax (expense) benefit	(29)	(31)	Income tax expense
Impact on net income	50	51	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(43)	(44)	Compensation and benefits
Income tax (expense) benefit	16	18	Income tax expense
Impact on net income	(27)	(26)	Net income
Total amount reclassified for the period	$23	$25	Net income

Six Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2016	2015
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(12)	(12)	Interest expense
Foreign exchange contracts	—	(25)	Interest expense
Foreign exchange contracts	191	156	Revenue
Income tax (expense) benefit	(67)	(45)	Income tax expense
Impact on net income	112	74	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(86)	(87)	Compensation and benefits
Income tax (expense) benefit	33	35	Income tax expense
Impact on net income	(53)	(52)	Net income
Total amount reclassified for the period	$59	$22	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the six months ended June 30, 2016 and 2015 is as follows (in millions):

	2016		2015
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$51		$59
Reinvested dividends		1		2
Benefit payments		(8)		(11)
Balance at end of period		$44		$50
Treasury Stock:
Balance at beginning of period	(1)	$(51)	(1)	$(59)
Reinvested dividends	—	(1)	—	(2)
Benefit payments	—	8	—	11
Balance at end of period	(1)	$(44)	(1)	$(50)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $3 and $1 million for the six months ended June 30, 2016 and 2015, respectively.

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
Supply Chain & Freight
Supply Chain & Freight includes the operations of our forwarding, logistics, Coyote, UPS Freight and other aggregated business units. Our forwarding, logistics and Coyote units provide services in more than 195 countries and territories worldwide, and include North American and international air and ocean freight forwarding, customs brokerage, truckload freight brokerage, distribution and post-sales services and mail and consulting services. UPS Freight offers a variety of less-than-truckload (“LTL”) and truckload (“TL”) services to customers in North America. Other aggregated business units within this segment include The UPS Store and UPS Capital.
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
Segment information for the three and six months ended June 30, 2016 and 2015 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
U.S. Domestic Package	$9,015	$8,808	$18,099	$17,622
International Package	3,077	3,045	5,991	6,015
Supply Chain & Freight	2,537	2,242	4,957	4,435
Consolidated	$14,629	$14,095	$29,047	$28,072
Operating Profit:
U.S. Domestic Package	$1,233	$1,201	$2,335	$2,225
International Package	613	552	1,187	1,050
Supply Chain & Freight	192	207	339	358
Consolidated	$2,038	$1,960	$3,861	$3,633

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareowners	$1,269	$1,230	$2,400	$2,256
Denominator:
Weighted average shares	881	899	883	901
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	4	1	3	1
Denominator for basic earnings per share	886	901	887	903
Effect of dilutive securities:
Restricted units	3	6	4	7
Stock options	1	1	1	1
Denominator for diluted earnings per share	890	908	892	911
Basic earnings per share	$1.43	$1.37	$2.71	$2.50
Diluted earnings per share	$1.43	$1.35	$2.69	$2.48
Diluted earnings per share for the three months ended June 30, 2016 and 2015 excluded the effect of 0.2 and 0.2 million shares of common stock, respectively (0.3 and 0.2 million for the six months ended June 30, 2016 and 2015, respectively) that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At June 30, 2016 and December 31, 2015, we held cash collateral of $582 and $717 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the zero threshold bilateral collateral provisions described above, we were not required to post any collateral with our counterparties as of June 30, 2016 and December 31, 2015. As of those dates, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions. Additionally, in connection with the agreements described above, we could be required to terminate transactions with certain counterparties in the event of a downgrade of our credit rating.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2016 and December 31, 2015, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2016		December 31, 2015
Currency hedges:
British Pound Sterling	GBP	983	GBP	1,140
Canadian Dollar	CAD	919	CAD	177
Euro	EUR	3,492	EUR	3,750
Indian Rupee	INR	284	INR	—
Mexican Peso	MXN	117	MXN	3,863
Japanese Yen	JPY	8,200	JPY	20,000

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$778		$778

Investment market price hedges:
Marketable Securities	EUR	465	EUR	496
As of June 30, 2016, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$245	$408	$244	$408
Foreign exchange contracts	Other non-current assets	Level 2	71	92	66	92
Interest rate contracts	Other non-current assets	Level 2	312	204	297	185
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	1	2	—	—
Investment market price contracts	Other current assets	Level 2	181	5	181	—
Interest rate contracts	Other non-current assets	Level 2	78	57	68	53
Total Asset Derivatives			$888	$768	$856	$738

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$4	$—	$2	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	13	—	9	—
Interest rate contracts	Other non-current liabilities	Level 2	15	19	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	15	12	14	10
Investment market price contracts	Other current liabilities	Level 2	—	9	—	4
Interest rate contracts	Other non-current liabilities	Level 2	38	13	28	9
Total Liability Derivatives			$85	$53	$53	$23
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and six months ended June 30, 2016 and 2015 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	June 30, 2016	2015
Interest rate contracts	(1)	$1
Foreign exchange contracts	149	(173)
Total	$148	$(172)

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2016	2015
Interest rate contracts	$(3)	$—
Foreign exchange contracts	(9)	147
Total	$(12)	$147
As of June 30, 2016, $179 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2017. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 16 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2016 and 2015 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2016	2015
Foreign denominated debt	$62	$—
Total	$62	$—

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2016	2015
Foreign denominated debt	$(23)	—
Total	$(23)	$—
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three and six months ended June 30, 2016 and 2015.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2016 and 2015 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2016	2015			2016	2015
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$20	$(64)	Fixed-Rate Debt	Interest Expense	$(20)	$64
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$115	$(9)	Fixed-Rate Debt and Capital Leases	Interest Expense	$(115)	$9

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and six months ended June 30, 2016 and 2015 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015
Three Months Ended June 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Other Operating Expenses	—	(5)
Foreign exchange contracts	Investment income and other	(65)	33
Foreign exchange contracts	Interest expense	—	36
Investment market price contracts	Investment income and other	25	(7)
		$(42)	$55
Six Months Ended June 30:
Interest rate contracts	Interest expense	$(4)	$(3)
Foreign exchange contracts	Other Operating Expenses	—	16
Foreign exchange contracts	Investment income and other	(106)	35
Foreign exchange contracts	Interest expense	—	36
Investment market price contracts	Investment income and other	180	(9)
		$70	$75

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
Our effective tax rate increased to 35.0% in the second quarter of 2016 from 34.5% in the same period of 2015 (35.1% year-to-date in 2016 compared to 34.9% in the same period of 2015), primarily due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income. This was offset by favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include various state filing positions, the allocation of income and expense between tax jurisdictions and other transfer pricing matters. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic environment has continued to be mixed as relatively stable consumer conditions are somewhat offset by continued declines in industrial production, soft business investment and higher inventory levels.  We continue to see modest GDP growth and U.S. manufacturing has shown some positive signs of growth in recent months, but remains weak overall and continues to hinder the pace of expansion in the overall small package delivery market. Low inflation and low fuel prices continued in the economy, giving consumers more purchasing power. Continued growth in e-commerce and omni-channel retail sales has driven package volume demand for residential products. Given these trends, overall volume grew moderately during the second quarter and first half of 2016, with those products mostly aligned with the retail and e-commerce experiencing the most growth.
Outside of the U.S., emerging markets have stabilized in recent months and most developed nations have seen modest growth. The recent decision by the United Kingdom to leave the European Union creates some uncertainty on its impact to global GDP. The uneven nature of economic growth worldwide and volatile currency markets have continued shifting trade patterns and weakened demand in certain trade lanes. As a result of these circumstances, we continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
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
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
Revenue (in millions)	$14,629	$14,095	3.8%	$29,047	$28,072	3.5%
Operating Expenses (in millions)	12,591	12,135	3.8%	25,186	24,439	3.1%
Operating Profit (in millions)	$2,038	$1,960	4.0%	$3,861	$3,633	6.3%
Operating Margin	13.9%	13.9%		13.3%	12.9%
Average Daily Package Volume (in thousands)	17,687	17,210	2.8%	17,761	17,338	2.4%
Average Revenue Per Piece	$10.57	$10.61	(0.4)%	$10.48	$10.59	(1.0)%
Net Income (in millions)	$1,269	$1,230	3.2%	$2,400	$2,256	6.4%
Basic Earnings Per Share	$1.43	$1.37	4.4%	$2.71	$2.50	8.4%
Diluted Earnings Per Share	$1.43	$1.35	5.9%	$2.69	$2.48	8.5%

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
Average Daily Package Volume (in thousands):
Next Day Air	1,311	1,241	5.6%	1,289	1,235	4.4%
Deferred	1,129	1,132	(0.3)%	1,163	1,175	(1.0)%
Ground	12,489	12,192	2.4%	12,606	12,255	2.9%
Total Avg. Daily Package Volume	14,929	14,565	2.5%	15,058	14,665	2.7%
Average Revenue Per Piece:
Next Day Air	$19.51	$20.03	(2.6)%	$19.47	$20.07	(3.0)%
Deferred	12.44	12.12	2.6%	12.19	11.89	2.5%
Ground	8.11	8.12	(0.1)%	8.10	8.16	(0.7)%
Total Avg. Revenue Per Piece	$9.44	$9.45	(0.1)%	$9.39	$9.46	(0.7)%
Operating Days in Period	64	64		128	127
Revenue (in millions):
Next Day Air	$1,637	$1,591	2.9%	$3,212	$3,148	2.0%
Deferred	899	878	2.4%	1,814	1,774	2.3%
Ground	6,479	6,339	2.2%	13,073	12,700	2.9%
Total Revenue	$9,015	$8,808	2.4%	$18,099	$17,622	2.7%
Operating Expenses (in millions)	$7,782	$7,607	2.3%	$15,764	$15,397	2.4%
Operating Profit (in millions)	$1,233	$1,201	2.7%	$2,335	$2,225	4.9%
Operating Margin	13.7%	13.6%		12.9%	12.6%
Revenue
The change in overall revenue was impacted by the following factors in 2016 compared with the corresponding period of 2015:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2016 vs. 2015	2.5%	1.0%	(1.1)%	2.4%
Year-to-date 2016 vs. 2015	3.5%	0.3%	(1.1)%	2.7%
Volume
Our total volume increased in the second quarter and year-to-date periods of 2016 compared with 2015, primarily due to continued growth in the e-commerce, healthcare and automotive segments as well as one additional operating day for the year-to-date period. Business-to-consumer shipments, which represent approximately 45% of total U.S. Domestic Package volume, grew more than 5% for the second quarter of 2016 due to increases in both air and ground shipments led by UPS SurePost. Business-to-business shipments increased slightly driven by retail industry return services.
Among our air products, volume increased for Next Day Air services in the second quarter and year-to-date periods of 2016, particularly for those products most aligned with business-to-consumer shipping as more online retailers are providing faster delivery options. Deferred air product volume decreased slightly in the second quarter and year-to-date periods of 2016, due to product and customer mix.
The increase in ground volume in the second quarter and year-to-date periods of 2016 was driven primarily by business-to-consumer, but also business-to-business shipping activity. The continued growth was fueled by e-commerce, which resulted in increased use of our returns and SurePost services.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
Overall revenue per piece was relatively flat for the second quarter of 2016, but decreased 0.7% year-to-date compared with the same period of 2015 primarily due to lower fuel surcharge rates as well as changes in customer and product mix. These factors were partially offset by the implementation of several rate and accessorial charge increases (as described below).
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 28, 2015. UPS Ground rates and accessorial charges increased an average net 4.9%, while UPS Air services and accessorial charges increased an average net 5.2%. The surcharge increased for Over Maximum Packages and the index tables for the Ground and Air fuel surcharges were adjusted effective November 2, 2015. A charge for UPS’s Third-Party Billing Service was implemented, effective January 4, 2016. Additionally, the dimensions of ground packages incurring the UPS Additional Handling charge were changed effective June 6, 2016.
Revenue per piece for deferred products increased in the second quarter and year-to-date periods of 2016, while Next Day Air declined. All products were negatively impacted by lower fuel surcharge rates. The Next Day Air revenue per piece decline was caused by a shift in customer and product mix. We experienced relatively stronger growth in our lighter-weight business-to-consumer shipments particularly our Next Day Air Saver product, which have lower average yields than our heavier-weight commercial shipments. Deferred revenue per piece increased primarily due to heavier-weight packages especially in business-to-consumer shipments partially offset by product mix.
Ground products revenue per piece was relatively flat for the second quarter of 2016, but decreased 0.7% year-to-date compared with the same period of 2015 primarily due to a decrease in average weight per piece and lower fuel surcharge rates. Additionally, customer and product mix changes adversely impacted revenue per piece as a greater portion of volume in 2016, relative to 2015, came from residential customers and lighter-weight shipments. These drivers more than offset the rate actions taken since the fourth quarter of 2015.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	% Point	2016	2015	% Point
Next Day Air / Deferred	2.8%	4.5%	(1.7)%	3.0%	4.9%	(1.9)%
Ground	4.4%	5.3%	(0.9)%	4.7%	5.8%	(1.1)%
Total domestic fuel surcharge revenue decreased by $96 million in the second quarter of 2016 ($201 million year-to-date) as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by pricing changes to the fuel surcharge indices, as well as the overall increase in package volume.
Operating Expenses
Operating expenses for the segment increased $175 million in the second quarter of 2016 ($367 million year-to-date), primarily due to increases in pick-up and delivery costs ($134 million) and the costs of package sorting ($25 million) for the quarter ($272 and $52 million, respectively, along with indirect operating costs of $57 million year-to-date). For the second quarter, the cost increases were largely due to higher employee compensation expenses, which were impacted by (1) an increase in average daily union labor hours to support volume growth; (2) an increase in wage rates; and (3) an increase in health and welfare costs (due to headcount and contractual contribution rate increases to multiemployer plans). The year-to-date period was also impacted by an additional operating day, partially offset by a decrease in the cost of operating our domestic integrated air and ground transportation network, primarily due to lower fuel costs.
Total cost per piece decreased slightly (0.2%) for the second quarter of 2016 compared with the second quarter of 2015 (1.1% year-to-date), as the cost increases described previously were more than offset by productivity gains and lower fuel costs during the second quarter as well as lower weather related costs during the year-to-date period. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the growth of average

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

daily vehicle miles driven, while the increased redirect of SurePost volume to optimize delivery density on UPS vehicles has reduced the delivery costs for business-to-consumer shipments.
Operating Profit and Margin
Operating profit increased $32 million for the second quarter of 2016 compared with 2015 ($110 million year-to-date), as operating margin increased 10 basis points to 13.7% (30 basis points to 12.9% year-to-date). Revenue growth from increased volume and enhanced productivity through the continued deployment of ORION technology resulted in higher operating profit and margins, but were partially offset by the net impact of fuel (fuel surcharge revenue decreased at a faster rate than fuel expense).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
Average Daily Package Volume (in thousands):
Domestic	1,599	1,530	4.5%	1,558	1,553	0.3%
Export	1,159	1,115	3.9%	1,145	1,120	2.2%
Total Avg. Daily Package Volume	2,758	2,645	4.3%	2,703	2,673	1.1%
Average Revenue Per Piece:
Domestic	$6.07	$6.13	(1.0)%	$5.99	$6.11	(2.0)%
Export	31.36	31.99	(2.0)%	30.90	31.52	(2.0)%
Total Avg. Revenue Per Piece	$16.70	$17.03	(1.9)%	$16.54	$16.76	(1.3)%
Operating Days in Period	64	64		128	127
Revenue (in millions):
Domestic	$621	$600	3.5%	$1,195	$1,205	(0.8)%
Export	2,326	2,283	1.9%	4,529	4,483	1.0%
Cargo and Other	130	162	(19.8)%	267	327	(18.3)%
Total Revenue	$3,077	$3,045	1.1%	$5,991	$6,015	(0.4)%
Operating Expenses (in millions)	$2,464	$2,493	(1.2)%	$4,804	$4,965	(3.2)%
Operating Profit (in millions)	$613	$552	11.1%	$1,187	$1,050	13.0%
Operating Margin	19.9%	18.1%		19.8%	17.5%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(15)			$(74)
Operating Expenses			17			74
Operating Profit			$2			$—
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2016 compared with the corresponding period of 2015:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2016 vs. 2015	4.3%	(1.1)%	(1.7)%	(0.4)%	1.1%
Year-to-date 2016 vs. 2015	1.9%	0.7%	(1.8)%	(1.2)%	(0.4)%
Volume
Our overall average daily volume increased in the second quarter and year-to-date periods of 2016 when compared to 2015, largely due to broad demand from several industries including the healthcare, retail, industrial manufacturing and distribution and high tech sectors.
The export volume growth in the second quarter and year-to-date periods of 2016 was mainly driven by our European and Asian operations, which experienced increases in volume to most regions of the world. Europe export volume showed significant growth to all regions. Asian export volume showed particular strength in the Asia-to-Europe and Asia-to-U.S. trade lanes. Americas export volume increased for the quarter, with solid growth in the Americas-to-U.S. trade lane. Export volume into the U.S. grew in all trade lanes. However, U.S. export volume declined, largely due to the impact of the stronger U.S. Dollar, partially offset by growth in the U.S.-to-Europe trade lane. Overall export volume growth by product was led by our premium express products, which increased at a faster rate than our standard products.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in domestic volume in the second quarter and year-to-date periods of 2016 was primarily due to growth in Germany, Italy, France and Turkey.
Rates and Product Mix
Total average revenue per piece decreased 1.9% in the second quarter of 2016 (1.3% year-to-date) including the impact of lower fuel surcharge rates and a 50 basis point reduction from the impact of currency (140 basis point reduction year-to-date). These factors were partially offset by an increase in base rates and a continuing shift in product mix towards premium products.
On December 28, 2015, we implemented an average 5.2% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Export revenue per piece decreased 2.0% in the second quarter and year-to-date periods of 2016 including the impact of lower fuel surcharge rates and a 20 basis point reduction from the impact of currency (80 basis point reduction year-to-date). These factors were partially offset by an increase in base rates and a continuing shift in product mix towards our premium express services.
Domestic revenue per piece decreased 1.0% in the second quarter of 2016 (2.0% year-to-date) including the impact of lower fuel surcharge rates and a 200 basis point reduction from the impact of currency (380 basis point reduction year-to-date). These factors were partially offset by an increase in base rates.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $54 million for the second quarter of 2016 compared with 2015 ($114 million year-to-date), primarily due to lower fuel prices; however, this was partially offset by pricing changes made to the fuel surcharge indices.
Operating Expenses
Overall operating expenses for the segment decreased $29 million in the second quarter of 2016 compared with 2015 ($161 million year-to-date). This decrease was mostly due to lower fuel prices and a $17 million decrease from currency exchange rate movements ($74 million year-to-date).
The decrease in operating expenses was largely driven by our international integrated air and ground network, which decreased $38 million ($108 million year-to-date). The expense decreases were due to Air Network Management initiatives, along with the impact of currency and fuel. Aircraft block hours were down 0.4% in the second quarter (0.8% decrease year-to-date). This reduction in block hours was achieved even with a 3.9% increase in second quarter international export volume (2.2% decrease year-to-date) and continuing air product service enhancements.
The remaining change in operating expenses in the second quarter and year-to-date of 2016 compared with 2015 was largely due to a reduction in pickup and delivery costs and the costs of package sorting, partially offset by an increase in indirect operating costs.
Operating Profit and Margin
Operating profit increased $61 million in the second quarter of 2016 compared with 2015 ($137 million year-to-date), while operating margin increased by 180 basis points to 19.9% (230 basis points to 19.8% year-to-date). Operating profit and margin were positively affected by several factors including revenue management initiatives, the net impact of fuel, effective network management and cost containment initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
Freight LTL Statistics:
Revenue (in millions)	$600	$647	(7.3)%	$1,164	$1,256	(7.3)%
Revenue Per Hundredweight	$23.47	$22.81	2.9%	$23.36	$22.79	2.5%
Shipments (in thousands)	2,540	2,728	(6.9)%	4,956	5,302	(6.5)%
Shipments Per Day (in thousands)	39.7	42.6	(6.9)%	38.7	41.7	(7.2)%
Gross Weight Hauled (in millions of lbs)	2,556	2,836	(9.9)%	4,982	5,512	(9.6)%
Weight Per Shipment (in lbs)	1,006	1,040	(3.3)%	1,005	1,040	(3.4)%
Operating Days in Period	64	64		128	127
Revenue (in millions):
Forwarding and Logistics	$1,659	$1,319	25.8%	$3,245	$2,649	22.5%
Freight	693	752	(7.8)%	1,349	1,462	(7.7)%
Other	185	171	8.2%	363	324	12.0%
Total Revenue	$2,537	$2,242	13.2%	$4,957	$4,435	11.8%
Operating Expenses (in millions):	$2,345	$2,035	15.2%	$4,618	$4,077	13.3%
Operating Profit (in millions):	$192	$207	(7.2)%	$339	$358	(5.3)%
Operating Margin	7.6%	9.2%		6.8%	8.1%
Currency Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(9)			$(32)
Operating Expenses			12			38
Operating Profit			$3			$6
* Amount represents the change in currency translation compared to the prior year.
In August 2015, we acquired Coyote Logistics Midco, Inc ("Coyote"), a truckload freight brokerage company. Coyote's financial results are included in the above table within Forwarding and Logistics from the date of acquisition, which has impacted the year-over-year comparability of revenue, operating expenses and operating profit.
Revenue
Total revenue for the Supply Chain & Freight segment increased $295 million in the second quarter of 2016 ($522 million year-to-date) compared with 2015. Forwarding and Logistics revenue increased $340 million in the second quarter of 2016 ($596 million year-to-date) compared with 2015. Excluding the effect of Coyote, revenue decreased $138 million in the second quarter of 2016 ($317 million year-to-date) compared with 2015, largely due to a combination of volume and tonnage declines in our international and North American air freight businesses (impacted by management focus on reducing lower-yielding accounts and softer market conditions), lower rates charged to our customers (largely due to overcapacity in the market), as well as the adverse impact of currency exchange rate movements and lower fuel surcharge rates (due to declining fuel prices). Revenue for our logistics products increased in the second quarter and year-to-date periods of 2016 compared with 2015, as we experienced solid growth in our mail services, healthcare, aerospace and automotive solutions; however, this was partially offset by the adverse impact of currency exchange rates and revenue declines among our high tech customers.
Freight revenue decreased $59 million in the second quarter of 2016 ($113 million year-to-date) compared with 2015, driven by a 9.9% (9.6% year-to-date) decline in tonnage, a 6.9% (6.5% year-to-date) decrease in shipments and a $26 million decrease ($58 million year-to-date) in fuel surcharge revenue due to lower diesel fuel prices. The decline in shipments and the reduction in weight per shipment were impacted by revenue management initiatives, a decline in market demand and customer mix. LTL Revenue per hundredweight increased slightly, as LTL base rate increases averaging 4.9% took effect on October 26, 2015 covering non-contractual shipments in the United States, Canada and Mexico.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue for the other businesses within Supply Chain & Freight increased $14 million in the second quarter of 2016 ($39 million year-to-date) compared with 2015, due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $310 million in the second quarter of 2016 ($541 million year-to-date) compared with 2015. Forwarding and Logistics operating expenses increased $345 million for the second quarter of 2016 ($608 million year-to-date) compared with 2015. This increase was largely due to the acquisition of Coyote during the third quarter of 2015 partially offset by the impact of currency exchange rate movements and lower fuel expense. Purchased transportation expense increased by $300 million in the second quarter of 2016 ($512 million year-to-date) compared to 2015 largely due to the acquisition of Coyote, as well as increased volume and rates for mail services. These increases were partially offset by a combination of lower volume and tonnage in our international and North American air freight forwarding businesses, lower buy rates due to softer market conditions and the impact of foreign currency exchange rates.
Although freight operating expenses decreased $46 million in the second quarter of 2016 ($102 million year-to-date) compared with 2015, total cost per LTL shipment increased by 2.0% in the second quarter of 2016 (0.4% year-to-date) compared with 2015. The decrease in operating expense was largely due to the cost associated with operating our linehaul network (which decreased $15 million over the prior year quarter and $43 million year-to-date), decreases in pick-up and delivery expenses (which decreased $10 million over the prior year quarter and $24 million year-to-date) and decreases in other expenses (which decreased $21 million over the prior year quarter and $35 million year-to-date). The declines in network costs and pick-up and delivery expenses were driven by a reduction in fuel expense and expense for outside transportation carriers (largely due to lower LTL volume and fuel surcharges passed to us by outside carriers).
Operating expenses for the other businesses within Supply Chain & Freight increased $11 million in the second quarter of 2016 ($35 million year-to-date) compared with 2015.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment decreased $15 million in the second quarter of 2016 ($19 million year-to-date) compared with 2015.
Operating profit for the Forwarding and Logistics units, which includes Coyote, decreased by $3 million in the second quarter of 2016 ($12 million year-to-date) compared with 2015, primarily due to volume and tonnage declines and revenue management initiatives undertaken in our global freight forwarding operations to improve low-yielding accounts. Operating margins for our global freight forwarding operations improved in the second quarter and year-to-date periods of 2016 compared with 2015. Operating profit and margins for the logistics unit increased in the second quarter of 2016 and decreased slightly year-to-date compared with 2015. Coyote generated operating profit in the second quarter and year-to-date periods of 2016.
Operating profit for our freight unit decreased $14 million in the second quarter of 2016 ($12 million year-to-date) compared with 2015, as decreases in volume and tonnage more than offset the increased yields and productivity improvements during the quarter. Margins were pressured as shipments declined at a faster rate than expenses.
The combined operating profit for all of our other businesses in this segment increased $2 million in the second quarter of 2016 ($5 million year-to-date) compared with 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
Operating Expenses (in millions):
Compensation and Benefits	$7,738	$7,502	3.1%	$15,591	$15,066	3.5%
Repairs and Maintenance	383	357	7.3%	764	707	8.1%
Depreciation and Amortization	555	510	8.8%	1,107	1,016	9.0%
Purchased Transportation	2,070	1,777	16.5%	4,094	3,631	12.8%
Fuel	505	639	(21.0)%	939	1,283	(26.8)%
Other Occupancy	245	230	6.5%	514	524	(1.9)%
Other Expenses	1,095	1,120	(2.2)%	2,177	2,212	(1.6)%
Total Operating Expenses	$12,591	$12,135	3.8%	$25,186	$24,439	3.1%

Currency (Benefit) / Cost - (in millions)*			$(29)			$(112)
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Compensation costs increased $104 million for the second quarter of 2016 ($273 million year-to-date) compared with 2015 largely due to higher U.S. domestic hourly and management compensation costs and the acquisition of Coyote during the third quarter of 2015. Excluding Coyote, total compensation costs increased 1.2% (1.9% year-to-date), while consolidated average daily volume growth was 2.8% (2.4% year-to-date). U.S. domestic compensation costs for hourly employees increased largely due to contractual union wage increases and a 2.0% increase in average daily union labor hours (1.9% year-to-date). The increase in average daily labor hours was less than daily volume growth due to productivity gains. Compensation costs for management employees increased primarily due to a merit salary increase and growth in the overall size of the workforce.
Benefits expense increased $132 million for the second quarter of 2016 compared with 2015 ($252 million year-to-date) primarily due to the following factors:

•
Health and welfare costs increased $80 million for the second quarter ($175 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases, an overall increase in the size of the workforce and one additional operating day year-to-date.

•
Pension expense increased $20 million for the second quarter ($43 million year-to-date), primarily due to additional expense for multiemployer pension plans, which were impacted by contractual contribution rate increases and one additional operating day year-to-date.

•
Vacation, holiday and excused absence expense increased $20 million for the second quarter ($39 million year-to-date), due to salary increases, growth in the overall size of the workforce and one additional operating day year-to-date.

•
Workers' compensation expense decreased $2 million in the second quarter ($28 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2016, we have experienced more favorable actuarial adjustments compared with 2015, resulting in decreased expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The $26 million increase in repairs and maintenance expense for the second quarter of 2016 compared with 2015 ($57 million year-to-date) was primarily due to aircraft engine maintenance, better cost alignment and one additional operating day year-to-date.
Depreciation and Amortization
Depreciation and amortization expense increased $45 million in the second quarter of 2016 ($91 million year-to-date) compared with 2015, primarily due to three factors: (1) depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations; (2) depreciation expense for buildings and facilities increased due to leasehold improvements and purchases of new equipment and (3) amortization expense increased largely due to new internally developed capitalized software, as well as intangible assets resulting from business acquisitions.
Purchased Transportation
The $293 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the second quarter of 2016 ($463 million year-to-date) compared with 2015 was primarily driven by the following factors:

•
Expense for our forwarding and logistics business increased $300 million in the second quarter ($515 million year-to-date), due to the acquisition of Coyote and increased volume and rates for mail services; these items were partially offset by the impact of decreased volume and tonnage in our international and North American air freight and ocean businesses and the impact of currency exchange rate movements.

•
Expense for our International Package segment increased $17 million in the second quarter ($27 million year-to-date), primarily due to the increased usage of third party carriers; these items were partially offset by the impact of currency exchange rate movements as well as lower fuel surcharges passed to us from outside transportation providers.

•
Expense for our U.S. Domestic Package segment decreased $9 million for the second quarter ($34 million year-to-date), primarily due to lower fuel surcharges passed to us from rail carriers and outside contract carriers.

•
Expense for our UPS Freight business decreased $15 million in the second quarter ($42 million year-to-date), due to a decrease in LTL shipments and lower fuel surcharges passed to us from outside transportation providers.

Fuel
The $134 million decrease in fuel expense for the second quarter of 2016 ($344 million year-to-date) compared with 2015 was primarily due to lower jet fuel, diesel and unleaded gasoline prices, which decreased fuel expense by $158 million ($370 million year-to-date). These decreases were partially offset by increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic Package delivery stops (due to higher volume) and lower alternative fuel credits, which combined to increase expense by $24 million in the second quarter of 2016 ($26 million year-to-date).
Other Occupancy
Other occupancy expense increased $15 million in the second quarter of 2016 as compared to 2015 primarily due to higher facility rent expense. Year-to-date 2016 expense decreased $10 million as compared to 2015 largely due to a decrease in facility rent expense, natural gas and electric utility costs and snow removal costs at our operating facilities in the first quarter of 2016.
Other Expenses
The $25 million decrease in other expense in the second quarter of 2016 ($35 million year-to-date) compared with 2015 was largely due to lower utilization of third party tractor rentals and better cost alignment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
(in millions)
Investment income and other	$8	$4	100.0%	$25	$8	NA
Interest expense	$(94)	$(86)	9.3%	$(187)	$(173)	8.1%
Investment Income and Other
The growth in investment income and other for the second quarter and year-to-date of 2016 as compared to 2015 was primarily due to a decrease in losses from fair value adjustments on real estate partnerships, higher interest income and unrealized gains on investments and a benefit from foreign currency exchange rate movements.
Interest Expense
Interest expense increased in the second quarter and year-to-date of 2016 primarily due to an increase in long-term debt and higher effective interest rates on senior notes.
Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
(in millions)
Income Tax Expense	$683	$648	5.4%	$1,299	$1,212	7.2%
Effective Tax Rate	35.0%	34.5%		35.1%	34.9%
 Our effective tax rate increased to 35.0% in the second quarter of 2016 from 34.5% in the same period of 2015 (35.1% year-to-date in 2016 compared to 34.9% in the same period of 2015), primarily due to a decrease in U.S. Federal and state tax credits relative to total pre-tax income. This was offset by favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six Months Ended June 30,
	2016	2015
Net income	$2,400	$2,256
Non-cash operating activities (a)	1,829	1,670
Pension and postretirement benefit contributions (UPS-sponsored plans)	(89)	(99)
Hedge margin receivables and payables	136	202
Income tax receivables and payables	45	115
Changes in working capital and other non-current assets and liabilities	364	141
Other operating activities	8	(46)
Net cash from operating activities	$4,693	$4,239
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Net cash from operating activities increased $454 million in the second quarter of 2016 compared with 2015, largely due to higher net income, improvements in our working capital position, and higher non-cash expenses, including higher depreciation and stock compensation expense as well as lower deferred tax benefits. These increases were partially offset by reduced receipts of hedge margin collateral from counterparties and increased net payments for income taxes. The net hedge margin collateral received from derivative counterparties decreased by $66 million in 2016 relative to 2015, due to a decreased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs. Net cash payments for income taxes increased in 2016 compared with 2015 and were impacted by the timing of estimated tax payments and receipt of refunds relative to changes in estimates for the underlying tax liabilities. The $223 million improvement in our working capital position in 2016 was primarily driven by decreased average days outstanding on accounts receivable and favorable changes in the timing of cash receipts and payments.
As of June 30, 2016, our worldwide holdings of cash, cash equivalents and marketable securities were $5.672 billion, of which $2.272 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash, cash equivalents and marketable securities held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2016	2015
Net cash used in investing activities	$(1,794)	$(2,776)

Capital Expenditures:
Buildings and facilities	$(473)	$(387)
Aircraft and parts	(14)	(12)
Vehicles	(282)	(341)
Information technology	(194)	(218)
	$(963)	$(958)

Capital Expenditures as a % of Revenue	(3.3)%	(3.4)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$11	$8
Net (increase) decrease in finance receivables	$(13)	$(13)
Net (purchases), sales and maturities of marketable securities	$(791)	$(1,713)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(3)	$(90)
Other investing activities	$(35)	$(10)
We have commitments for the purchase of vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first six months of 2016 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Total capital spending on information technology decreased in the first six months of 2016, largely due to a decrease in spending for technology equipment, partially offset by an increase in expenditures for capitalized software projects. Capital spending on aircraft in both 2016 and 2015 primarily related to purchases of rotable parts for our existing aircraft fleet. Capital spending on vehicles decreased in the first six months of 2016 in our U.S. and international package businesses, largely due to the timing of vehicle replacements.
Future capital spending will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2016 will be approximately $2.8 billion.
The net changes in finance receivables were primarily due to growth in our cargo finance products and loan principal paydowns in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
The cash paid for business acquisitions in 2016 was related to our acquisition of area franchise rights related to The UPS Store. The cash paid for business acquisitions in the first six months of 2015 was primarily related to our acquisition of Poltraf Sp. z.o.o., Parcel Pro, Inc., and the Insured Parcel Services Division of G4S International Logistics. Other investing activities include minority investments in private ventures, capital contributions into certain investment partnerships and changes in restricted cash balances and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2016	2015
Net cash used in financing activities	$(2,584)	$(252)
Share Repurchases:
Cash expended for shares repurchased	$(1,329)	$(1,348)
Number of shares repurchased	13.3	13.5
Shares outstanding at period end	879	896
Percent reduction in shares outstanding	(0.8)%	(1.0)%
Dividends:
Dividends declared per share	$1.56	$1.46
Cash expended for dividend payments	$(1,327)	$(1,270)
Borrowings:
Net borrowings of debt principal	$(25)	$2,403
Other Financing Activities:
Cash received for common stock issuances	$147	$140
Other financing activities	$(50)	$(177)
Capitalization (as of March 31 each year):
Total debt outstanding at period end	$14,366	$13,152
Total shareowners’ equity at period end	2,650	1,968
Total capitalization	$17,016	$15,120
Debt to Total Capitalization %	84.4%	87.0%
We repurchased a total of 13.1million shares of class A and class B common stock for $1.330 billion in the first six months of 2016, and 13.5 million shares for $1.358 billion for the first six months of 2015 ($1.329 and $1.348 billion in repurchases for 2016 and 2015, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases). During the first quarter of 2016, we also exercised a capped call option that we entered into in 2015 which allowed us to repurchase 0.2 million class B shares. The $25 million premium payment for this capped call option was classified as an other financing activity in 2015. In total, shares repurchased and received year-to-date in 2016 were 13.3 million shares for $1.355 billion.
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date. As of June 30, 2016, we had $7.505 billion of this share repurchase authorization available.
Share repurchases may take the form of accelerated share repurchases, open market purchases or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $2.7 billion of shares in 2016.
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
Issuances and repayments of debt in the first six months of 2016 and 2015 consisted primarily of commercial paper and the issuances of $118 million and $74 million of floating rate senior notes in March 2016 and June 2016, respectively. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2016, our commercial paper programs had $2.749 billion outstanding in a variety of currencies, which includes $1.952 billion and €718 million ($797 million). The average balance of our U.S. dollar denominated commercial paper was $959 million and the average interest rate paid was 0.41% during the six months ended June 30, 2016. The average balance of our pound sterling denominated commercial paper was £94 million ($135 million) and the average interest rate paid was 0.52% during the six months ended June 30, 2016. The average balance of our euro denominated commercial paper was €345 million ($385 million) and the average interest rate received was -0.20% during the six months ended June 30, 2016. The amount of commercial paper outstanding fluctuates throughout the year based on liquidity needs.
The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first six months of 2016 and 2015.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $104 and ($46) million during the first six months of 2016 and 2015, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards was $169 and $154 million during the first six months of 2016 and 2015, respectively.
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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2016	December 31, 2015
Currency Derivatives	$285	$490
Interest Rate Derivatives	337	229
Investment Market Price Derivatives	181	(4)
	$803	$715
Our market risks, hedging strategies and financial instrument positions at June 30, 2016 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. In 2016, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Japanese Yen, Mexican Peso and Indian Rupee, as well as terminated forwards that expired during the first six months of 2016. We entered into several foreign currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated currency option positions that expired during the first six months of 2016. We entered into new forwards to manage the market value fluctuations of certain investments in marketable securities, as well as terminated forwards that expired during the first six months of 2016. The remaining fair value changes between December 31, 2015 and June 30, 2016 in the preceding table are primarily due to interest rate, foreign currency exchange rate and market price changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $582 million and were not required to post any collateral with our counterparties as of June 30, 2016.
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
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). The scope of their evaluation of the effectiveness of our disclosure controls and procedures did not include any disclosure controls or procedures of Coyote, which was acquired in August 2015. The acquired business constituted approximately four percent of total assets, three percent of revenues and less than one percent of net income of the unaudited consolidated financial statement amounts as of and for the quarter ended June 30, 2016. Further discussion of this acquisition can be found in note 8 "Business Combinations" to our unaudited consolidated financial statements. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment following the acquisition.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to our ongoing multi-employer pension plan obligations, we face additional exposure with respect to benefits earned in the Central States Pension Fund (the "CSPF"), from which UPS withdrew in 2007 in return for fully funding its allocable share of unfunded vested benefits thereunder. Under a collective bargaining agreement with the IBT, UPS agreed to provide coordinating benefits under the UPS/IBT Full-Time Employee Pension Plan (the “UPS/IBT Pension Plan”) to offset the effect of certain benefit reductions by CSPF applicable to UPS participants retiring on or after January 1, 2008, which resulted in the recognition of a $1.7 billion pension liability in 2007. Additionally, UPS agreed to provide coordinating benefits under the UPS/IBT Pension Plan to offset certain benefit reductions in the event that benefits were lawfully reduced in the future by CSPF. We have no other multi-employer pension plans subject to such a coordinated benefits backstop.

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
We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and that certain actions by CSPF were invalid. In April 2016, we estimated that we would be required to record a 2016 charge of approximately $3.2 billion to $3.8 billion, if the CSPF pension benefit reduction plan was approved and implemented as proposed. On May 6, 2016, the U.S. Department of Treasury rejected the proposed plan submitted by CSPF, stating that it had determined that the CSPF plan failed to satisfy a number of requirements set forth in the MPRA.
The CSPF has asserted that it will become insolvent within ten years which could lead to the reduction of retirement benefits. As a result, it is possible that the CSPF will continue to explore options for making retirement benefit reductions to plan participants to forestall insolvency. If the CSPF reduces benefits to plan participants, UPS may be required to provide coordinating benefits under the UPS/IBT Pension Plan, thereby increasing the projected benefit obligation for the UPS/IBT Pension Plan. The potential for benefit reductions to CSPF plan participants is subject to a number of uncertainties, including actions that may be taken by CSPF, the federal government or others. These actions include whether the CSPF will submit a revised benefit reduction plan, the effect of discount rates and various other actuarial assumptions and the extent to which benefits are guaranteed by the Pension Benefit Guaranty Corporation. Due to the numerous uncertainties that could affect whether, and the extent to which, benefits to CSPF plan participants are reduced, we are not currently able to estimate a range of additional obligations, if any, that could arise to UPS. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Pension Plan in accordance with Accounting Standards Codification Topic 715 Compensation - Retirement Benefits. We have not recognized any liability for additional coordinating benefits at this time, but the current projected benefit obligation for the UPS/IBT Pension Plan could significantly increase as a result of these matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the second quarter of 2016 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2016	1.8	$105.19	1.5	$604
May 1 – May 31, 2016	3.6	103.50	3.5	7,662
June 1– June 30, 2016	1.5	104.55	1.5	7,505
Total April 1 – June 30, 2016	6.9	$104.13	6.5
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
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

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 1, 2016).

†10.1		Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016.

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 in “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	—
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 5, 2016	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)