Form 10-Q
period 2016-09-30
UNITED PARCEL SERVICE INC
filed 2016-11-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 183,295,098 Class A shares, and 689,360,373 Class B shares, with a par value of $0.01 per share, outstanding at October 24, 2016.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2015 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2016 (unaudited) and December 31, 2015
(In millions)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,299	$2,730
Marketable securities	2,059	1,996
Accounts receivable, net	6,272	7,134
Other current assets	1,223	1,348
Total Current Assets	12,853	13,208
Property, Plant and Equipment, Net	18,489	18,352
Goodwill	3,436	3,419
Intangible Assets, Net	1,537	1,549
Non-Current Investments and Restricted Cash	485	473
Deferred Income Tax Assets	456	255
Other Non-Current Assets	1,086	1,055
Total Assets	$38,342	$38,311
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,820	$3,018
Accounts payable	2,287	2,587
Accrued wages and withholdings	2,270	2,253
Hedge margin liabilities	487	717
Income taxes payable	164	147
Self-insurance reserves	655	657
Accrued group welfare and retirement plan contributions	591	525
Other current liabilities	615	792
Total Current Liabilities	10,889	10,696
Long-Term Debt	11,506	11,316
Pension and Postretirement Benefit Obligations	10,052	10,638
Deferred Income Tax Liabilities	72	115
Self-Insurance Reserves	1,794	1,831
Other Non-Current Liabilities	1,262	1,224
Shareowners’ Equity:
Class A common stock (185 and 194 shares issued in 2016 and 2015)	2	2
Class B common stock (689 and 693 shares issued in 2016 and 2015)	7	7
Additional paid-in capital	—	—
Retained earnings	6,385	6,001
Accumulated other comprehensive loss	(3,651)	(3,540)
Deferred compensation obligations	44	51
Less: Treasury stock (1 share in 2016 and 2015)	(44)	(51)
Total Equity for Controlling Interests	2,743	2,470
Noncontrolling Interests	24	21
Total Shareowners’ Equity	2,767	2,491
Total Liabilities and Shareowners’ Equity	$38,342	$38,311
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$14,928	$14,237	$43,975	$42,309
Operating Expenses:
Compensation and benefits	7,857	7,458	23,448	22,524
Repairs and maintenance	386	362	1,150	1,069
Depreciation and amortization	554	527	1,661	1,543
Purchased transportation	2,212	1,926	6,306	5,557
Fuel	541	617	1,480	1,900
Other occupancy	248	241	762	765
Other expenses	1,096	1,122	3,273	3,334
Total Operating Expenses	12,894	12,253	38,080	36,692
Operating Profit	2,034	1,984	5,895	5,617
Other Income and (Expense):
Investment income and other	13	4	38	12
Interest expense	(94)	(83)	(281)	(256)
Total Other Income and (Expense)	(81)	(79)	(243)	(244)
Income Before Income Taxes	1,953	1,905	5,652	5,373
Income Tax Expense	683	648	1,982	1,860
Net Income	$1,270	$1,257	$3,670	$3,513
Basic Earnings Per Share	$1.44	$1.40	$4.15	$3.90
Diluted Earnings Per Share	$1.44	$1.39	$4.13	$3.87

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$1,270	$1,257	$3,670	$3,513
Change in foreign currency translation adjustment, net of tax	(7)	(141)	(12)	(344)
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	—	4	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	(64)	(11)	(183)	6
Change in unrecognized pension and postretirement benefit costs, net of tax	27	28	80	80
Comprehensive Income	$1,225	$1,133	$3,559	$3,256
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$3,670	$3,513
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,661	1,543
Pension and postretirement benefit expense	804	807
Pension and postretirement benefit contributions	(1,298)	(147)
Self-insurance provision	(38)	(148)
Deferred tax (benefit) expense	(150)	(198)
Stock compensation expense	471	452
Other (gains) losses	(165)	(79)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	782	738
Other current assets	370	521
Accounts payable	(276)	(745)
Accrued wages and withholdings	46	(5)
Other current liabilities	(491)	214
Other operating activities	(23)	(51)
Net cash from operating activities	5,363	6,415
Cash Flows From Investing Activities:
Capital expenditures	(1,837)	(1,648)
Proceeds from disposals of property, plant and equipment	76	14
Purchases of marketable securities	(4,250)	(6,074)
Sales and maturities of marketable securities	4,038	4,821
Net (increase) decrease in finance receivables	4	(11)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(3)	(1,925)
Other investing activities	(55)	(136)
Net cash used in investing activities	(2,027)	(4,959)
Cash Flows From Financing Activities:
Net change in short-term debt	(689)	3,546
Proceeds from borrowings	4,018	1,927
Repayments of borrowings	(2,323)	(1,699)
Purchases of common stock	(2,007)	(2,028)
Issuances of common stock	196	194
Dividends	(1,987)	(1,899)
Other financing activities	11	(201)
Net cash used in financing activities	(2,781)	(160)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	14	(146)
Net Increase (Decrease) In Cash And Cash Equivalents	569	1,150
Cash And Cash Equivalents:
Beginning of period	2,730	2,291
End of period	$3,299	$3,441
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2016. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities in note 6, our short and long-term debt in note 9 and our derivative instruments in note 14. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards

In May 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that changes the disclosure requirement for reporting investments at fair value. This update removes the requirement to categorize investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient within the fair value hierarchy. These disclosures are limited to investments for which the entity has elected to measure fair value using the practical expedient. Substantially all of our Level 3 pension and postretirement benefit plan assets were measured using NAV as a practical expedient. This guidance became effective for us in the first quarter of 2016 and did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Effective

In August 2016, the FASB issued an accounting standards update that addresses the classification and presentation of specific cash flow issues that currently result in diverse practices. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and becomes effective for us in the first quarter of 2018, but early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated cash flows, but do not expect this standard to have a material impact.

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

In February 2016, the FASB issued an accounting standards update that requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms beyond twelve months. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from the current treatment. This new guidance requires modified retrospective application and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption on our consolidated financial position, results of operations, cash flows and related disclosures. We expect material changes to our consolidated financial position.

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
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition guidance for one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. In March 2016, the FASB issued an accounting standards update that further clarifies the May 2014 accounting standards update with respect to principle versus agent considerations in revenue from contracts with customers. In the second quarter of 2016, the FASB issued two accounting standard updates that provide additional guidance when identifying performance obligations and licenses as well as allowing for certain narrow scope improvements and practical expedients. These accounting standard updates have the same effective date as the original standard. The Company is planning to adopt the standard on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard. Management is currently evaluating this standard and the related updates, including which transition approach to use, to determine the full impact of adoption.
Other accounting pronouncements issued, but not effective until after September 30, 2016, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
During the third quarter of 2016, the UPS Compensation Committee approved changes to the compensation arrangements of certain executive officers. These changes include a one-time grant of additional Restricted Units that will vest over the same period as the 2016 LTIP award. Based on the date that the Compensation Committee approved this additional compensation, we determined the award measurement date to be September 16, 2016; therefore, the target Restricted Units awarded for the portion of the award related to consolidated operating return on invested capital and growth in consolidated revenue, were valued for stock compensation expense using the closing New York Stock Exchange price of $106.86 on that date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The remaining one-third of the award related to total shareowner return relative to a peer group is valued using a Monte Carlo model. The model utilized the following assumptions: expected volatility of 16.61% based on historical stock volatility, a risk-free rate of return of 0.81% and no expected dividend yield because the units earn dividend equivalents.  This portion of the award was valued with a grant date fair value of $147.90 per unit and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.
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
During the third quarter of 2016, the UPS Compensation Committee approved changes to the compensation arrangements of certain executive officers. These changes include a one-time grant of 0.1 million nonqualified stock options at a grant price of $106.86 pursuant to the terms and conditions of the UPS Stock Option program. The grant price was based on the closing New York Stock Exchange price of September 16, 2016. These stock options will vest ratably over five years with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant.
The weighted average fair value of our employee stock options granted, as determined by the Black-Scholes valuation model, was $14.09 for the third quarter 2016 award, $17.32 for the first quarter 2016 award and $18.07 for the 2015 award using the following assumptions:

	Q3 2016	Q1 2016	2015
Expected life (in years)	7.5	7.5	7.5
Risk-free interest rate	1.50%	1.66%	2.07%
Expected volatility	19.10%	23.60%	20.61%
Expected dividend yield	2.97%	2.94%	2.63%

Compensation expense for share-based awards recognized in net income for the three months ended September 30, 2016 and 2015 was $125 and $124 million pre-tax, respectively. Compensation expense for share-based awards recognized in net income for the nine months ended September 30, 2016 and 2015 was $471 and $452 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2016 and December 31, 2015 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2016:
Current trading marketable securities:
Corporate debt securities	$1,156	$—	$—	$1,156
Carbon credit investments (1)	433	—	(150)	283
Total trading marketable securities	$1,589	$—	$(150)	$1,439

Current available-for-sale securities:
U.S. government and agency debt securities	$321	$2	$—	$323
Mortgage and asset-backed debt securities	86	1	—	87
Corporate debt securities	203	2	—	205
Equity Securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$615	$5	$—	$620

Total current marketable securities	$2,204	$5	$(150)	$2,059

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2015:
Current trading marketable securities:
Corporate debt securities	$715	$—	$—	$715
Non-U.S. government debt securities (1)	363	—	—	363
Carbon credit investments (1)	347	9	(5)	351
Total trading marketable securities	$1,425	$9	$(5)	$1,429

Current available-for-sale securities:
U.S. government and agency debt securities	$341	$—	$(1)	$340
Mortgage and asset-backed debt securities	74	1	(1)	74
Corporate debt securities	147	—	(1)	146
U.S. state and local municipal debt securities	2	—	—	2
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$569	$1	$(3)	$567

Total current marketable securities	$1,994	$10	$(8)	$1,996
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 14 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of September 30, 2016. In making this determination, we considered the financial condition and prospects of the issuers, the magnitude of the losses compared with the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the securities, the credit rating of the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2016, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,227	$1,228
Due after one year through three years	453	454
Due after three years through five years	17	17
Due after five years	72	75
	1,769	1,774
Equity and carbon credit investments	435	285
	$2,204	$2,059
Non-Current Investments and Restricted Cash
We had $444 and $442 million of restricted cash related to our self-insurance requirements as of September 30, 2016 and December 31, 2015 which is reported in non-current investments and restricted cash on the consolidated balance sheets. This restricted cash is primarily invested in money market funds.
At September 30, 2016 and December 31, 2015, we held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $22 and $12 million as of September 30, 2016 and December 31, 2015, respectively. The amounts described above are classified as non-current investments and restricted cash on the consolidated balance sheets, while the quarterly change in investment fair value is recognized in investment income and other on the statements of consolidated income.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as other non-current investments in the tables below and as other non-current assets in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership and (2) the risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.49% and 8.22% as of September 30, 2016 and December 31, 2015, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2016:
Marketable Securities:
U.S. government and agency debt securities	$323	$—	$—	$323
Mortgage and asset-backed debt securities	—	87	—	87
Corporate debt securities	—	1,361	—	1,361
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Carbon credit investments	283	—	—	283
Total marketable securities	606	1,453	—	2,059
Other non-current investments	19	—	18	37
Total	$625	$1,453	$18	$2,096

December 31, 2015:
Marketable Securities:
U.S. government and agency debt securities	$340	$—	$—	$340
Mortgage and asset-backed debt securities	—	74	—	74
Corporate debt securities	—	861	—	861
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	366	—	366
Carbon credit investments	351	—	—	351
Total marketable securities	691	1,305	—	1,996
Other non-current investments	19	—	32	51
Total	$710	$1,305	$32	$2,047

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2016 and 2015 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on July 1, 2016	$—	$22	$22
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(4)	(4)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2016	$—	$18	$18

	Marketable Securities	Other Non-Current Investments	Total
Balance on July 1, 2015	$—	$48	$48
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(8)	(8)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2015	$—	$40	$40

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2016 and 2015 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2016	$—	32	32
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2016	$—	$18	$18

	Marketable Securities	Other Investments	Total
Balance on January 1, 2015	$—	64	64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(24)	(24)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2015	$—	$40	$40
There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2016 and December 31, 2015 consist of the following (in millions):

	2016	2015
Vehicles	$8,448	$8,111
Aircraft	15,742	15,815
Land	1,392	1,263
Buildings	3,432	3,280
Building and leasehold improvements	3,559	3,450
Plant equipment	8,257	8,026
Technology equipment	1,730	1,670
Equipment under operating leases	29	30
Construction-in-progress	596	273
	43,185	41,918
Less: Accumulated depreciation and amortization	(24,696)	(23,566)
	$18,489	$18,352

We monitor all property, plant and equipment for any indicators of potential impairment. No impairment charges on property, plant and equipment were recorded during the three and nine months ended September 30, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2016 and 2015 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Three Months Ended September 30:
Service cost	$353	$382	$7	$8	$12	$12
Interest cost	457	423	32	30	10	11
Expected return on assets	(629)	(622)	(2)	(5)	(15)	(15)
Amortization of prior service cost	41	42	1	2	—	—
Net periodic benefit cost	$222	$225	$38	$35	$7	$8

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Nine Months Ended September 30:
Service cost	$1,059	$1,145	$21	$25	$37	$37
Interest cost	1,371	1,270	92	91	31	33
Expected return on assets	(1,887)	(1,866)	(4)	(13)	(44)	(46)
Amortization of prior service cost	125	126	3	4	—	1
Net periodic benefit cost	$668	$675	$112	$107	$24	$25
During the first nine months of 2016, we contributed $1.227 billion and $71 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We also expect to contribute $9 and $30 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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
As of September 30, 2016 and December 31, 2015 we had $867 and $872 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 46 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2016 and December 31, 2015 was $941 and $841 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 when we withdrew from the plan and fully funded our allocable share of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters, UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants retiring on or after January 1, 2008 in the event that benefits are lawfully reduced by the CSPF in the future.

In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”), which for the first time ever allowed multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government oversight. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury under the MPRA. The CSPF plan proposed to reduce retirement benefits to the CSPF participants, including UPS participants retiring on or after January 1, 2008. We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and that certain actions by the CSPF were invalid. On May 6, 2016, the U.S. Department of the Treasury rejected the proposed plan submitted by the CSPF, stating that it failed to satisfy a number of requirements set forth in the MPRA.
The CSPF has asserted that it will become insolvent in 2025 which could lead to the reduction of retirement benefits. Although there are numerous factors that could affect the CSPF’s status, if the CSPF were to become insolvent as they have projected , UPS may be required to provide coordinating benefits, thereby increasing the current projected benefit obligation for the UPS/IBT Plan by approximately $4 billion. The CSPF has said that it believes a legislative solution to its funding status is necessary, and we expect that the CSPF will continue to explore options to avoid insolvency.
The potential obligation to pay coordinating benefits from the UPS/IBT Plan is subject to a number of uncertainties, including actions that may be taken by the CSPF, the federal government or others. These actions include whether the CSPF will submit a revised pension benefit reduction plan or otherwise seek federal government assistance, the extent to which benefits are paid by the Pension Benefit Guaranty Corporation, as well as the effect of discount rates and various other actuarial assumptions. The numerous uncertainties that exist regarding the ultimate resolution of the CSPF situation prevent us from making reliable estimates of the timing and amount, if any, of CSPF benefit reductions that could result in additional benefit obligations for the UPS/IBT Plan. Therefore, we have not recognized any liability for additional coordinating benefits of the UPS/IBT Plan, but the current projected benefit obligation could materially increase as these uncertainties are resolved. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with Accounting Standards Codification Topic 715 - Compensation - Retirement Benefits.
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
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. On June 30, 2016, the IPA and the Company announced a tentative agreement on a new five-year labor contract. On August 31, 2016, the IPA members voted to ratify the agreement. Terms of the agreement became effective September 1, 2016 and run through September 1, 2021. The economic provisions in the agreement included pay increases, a signing bonus and enhanced pension benefits.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2016 and December 31, 2015 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2015:	$715	$425	$2,279	$3,419
Acquired	—	—	—	—
Currency / Other	$—	$—	$17	$17
September 30, 2016:	$715	$425	$2,296	$3,436
The change in goodwill for the Supply Chain & Freight segment was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of September 30, 2016 and December 31, 2015 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2016:
Capitalized software	$2,858	$(2,103)	$755
Licenses	130	(63)	67
Franchise rights	128	(88)	40
Customer relationships	511	(73)	438
Trade name	200	—	200
Trademarks, patents and other	58	(21)	37
Total Intangible Assets, Net	$3,885	$(2,348)	$1,537
December 31, 2015:
Capitalized software	$2,739	$(2,026)	$713
Licenses	189	(116)	73
Franchise rights	125	(83)	42
Customer relationships	511	(35)	476
Trade name	200	—	200
Trademarks, patents and other	61	(16)	45
Total Intangible Assets, Net	$3,825	$(2,276)	$1,549

As of September 30, 2016, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

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
In August 2015, we acquired Coyote Logistics Midco, Inc. ("Coyote"), a U.S.-based truckload freight brokerage company, for $1.829 billion. This acquisition allows us to expand our existing portfolio by adding large scale truckload freight brokerage and transportation management services to our Supply Chain & Freight reporting segment. In addition, we will continue to benefit from synergies in purchased transportation, backhaul utilization, cross-selling to customers, as well as technology systems and industry best practices. The acquisition was funded using cash from operations and issuances of commercial paper. The final purchase price allocation was completed in the third quarter of 2016 and there were no material adjustments recorded.
The financial results of these acquired businesses are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2016 and December 31, 2015 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2016	2015
Commercial paper	$3,759	2016 -2017	$3,759	$2,965
Fixed-rate senior notes:
1.125% senior notes	375	2017	374	372
5.50% senior notes	750	2018	776	787
5.125% senior notes	1,000	2019	1,060	1,064
3.125% senior notes	1,500	2021	1,634	1,613
2.45% senior notes	1,000	2022	1,031	991
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
8.375% Debentures:
8.375% debentures	424	2020	474	474
8.375% debentures	276	2030	282	282
Pound Sterling notes:
5.50% notes	86	2031	80	92
5.125% notes	589	2050	563	638
Euro senior notes:
1.625% notes	781	2025	775	759
Floating rate senior notes	558	2020	556	544
Floating rate senior notes	833	2049-2066	824	600
Capital lease obligations	453	2016-3005	453	475
Facility notes and bonds	319	2016-2045	319	319
Other debt	29	2016-2022	29	22
Total debt	15,107		15,326	14,334
Less: Current maturities			(3,820)	(3,018)
Long-term debt			$11,506	$11,316
Debt Issuances
In March, June and August 2016, we issued floating rate senior notes in principal amounts of $118, $74 and $35 million, respectively. These notes bear interest at three-month LIBOR less 30 basis points and mature in 2066. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after one year at a stated percentage of par value.
On October 19, 2016, we issued U.S. and Euro senior rate notes in two separate transactions. These senior notes consist of three separate series, as follows:

•
Two series of notes, each in the principal amount of $500 million, were issued. These notes bear interest at 2.4% and 3.4% fixed rates and are due November 2026 and November 2046, respectively. Interest on these notes is payable semi-annually, in each case beginning May 15, 2017. Each note is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date at a benchmark treasury yield plus 10 and 15 basis points, respectively, and accrued interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
Notes in the principal amount of €500 million ($549 million) were issued. These notes bear interest at a 1.0% fixed rate and are due November 2028. Interest on these notes is payable annually, beginning November 15, 2017. The notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable German government bond yield plus 15 basis points and accrued interest.

Sources of Credit
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of September 30, 2016: $2.580 billion with an average interest rate of 0.45% and €1.056 billion ($1.179 billion) with an average interest rate of -0.35%. As of September 30, 2016, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 24, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2016.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 25, 2021. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2016.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2016 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2016, 10% of net tangible assets was equivalent to $2.248 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $17.330 billion and $15.524 billion as of September 30, 2016 and December 31, 2015, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Commitments
We have contractual obligations and commitments for the purchase of aircraft, vehicles, technology equipment and building and leasehold improvements. On October 27, 2016, we placed an order for 14 Boeing 747-8 freighters to be delivered between 2017 and 2020. The agreement also includes an option to purchase an additional 14 747-8 freighters. In addition, we have new purchase commitments for aircraft engines, equipment and hub automation and expansion projects. These new purchase commitments will provide additional capacity for increased demand for our air and ground shipping services. Including these additional obligations, the expected cash outflow to satisfy our total purchase commitments is as follows (in millions): 2016 (remaining) - $466; 2017 - $1,020; 2018 - $1,010; 2019 - $611; 2020 - $347; and thereafter - $65.

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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The Court granted summary judgment motions filed by UPS and FedEx, entered judgment in favor of UPS and FedEx, and dismissed the case. Plaintiff appealed, and briefing is now complete before the Court of Appeals for the Ninth Circuit. The Antitrust Division of the U.S. Department of Justice (“DOJ”) opened a civil investigation of our policies and practices for dealing with third-party negotiators. We have cooperated with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the DOJ investigation is pending; (2) the Court granted our motion for summary judgment; and (3) the appeal remains pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. Trial was held in September, 2016, and closing arguments were held on November 2, 2016. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain how the Court will resolve the State and City’s various claims and our defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
On May 2, 2016, a purported shareowner derivative suit was filed in the Delaware Court of Chancery naming certain of UPS’s current and former officers and directors as defendants, alleging that they breached their fiduciary duties by failing to monitor UPS’s compliance with the Assurance of Discontinuance and other federal and state laws relating to cigarette deliveries. The Company’s and individual defendants’ motion to dismiss was heard in October, 2016.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2016, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of September 30, 2016, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	2016		2015
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	194	$2	201	$2
Common stock purchases	(4)	—	(3)	—
Stock award plans	5	—	4	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(12)	—	(8)	—
Class A shares issued at end of period	185	$2	196	$2
Class B Common Stock
Balance at beginning of period	693	$7	705	$7
Common stock purchases	(16)	—	(17)	—
Conversions of class A to class B common stock	12	—	8	—
Class B shares issued at end of period	689	$7	696	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		423		391
Common stock purchases		(811)		(567)
Common stock issuances		233		245
Option premiums received (paid)		155		(69)
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$6,001		$5,726
Net income attributable to common shareowners		3,670		3,513
Dividends ($2.34 and $2.19 per share)		(2,093)		(2,000)
Common stock purchases		(1,193)		(1,468)
Balance at end of period		$6,385		$5,771
We repurchased 19.3 million shares of class A and class B common stock for $2.004 billion during the nine months ended September 30, 2016, and 20.2 million shares for $2.035 billion during the nine months ended September 30, 2015. During the first quarter of 2016, we also exercised a capped call option that we entered into in 2015 for which we received 0.2 million UPS class B shares. The $25 million premium payment for this capped call option reduced shareowners' equity in 2015. In total, shares repurchased and received in the nine months ended September 30, 2016 were 19.5 million shares for $2.029 billion. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of September 30, 2016, we had $6.831 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2016, we entered into an accelerated share repurchase program which allowed us to repurchase 2.8 million shares for $300 million. The program was completed in September 2016.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $155 and $(69) million during the first nine months of 2016 and 2015, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of September 30, 2016, we had no capped call options outstanding.
Accumulated Other Comprehensive Income (Loss)
We experience activity in Accumulated other comprehensive income (loss) ("AOCI") for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2016 and 2015 is as follows (in millions):

	2016	2015
Foreign currency translation gain (loss):
Balance at beginning of period	$(897)	$(457)
Translation adjustment (net tax of $24 and no tax impact)	(12)	(344)
Balance at end of period	(909)	(801)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	—
Current period changes in fair value (net of tax effect of $3 and $1)	4	1
Reclassification to earnings (no tax impact in either period)	—	—
Balance at end of period	3	1
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	67	61
Current period changes in fair value (net of tax effect of $(15) and $71)	(24)	119
Reclassification to earnings (net of tax effect of $(96) and $(67))	(159)	(113)
Balance at end of period	(116)	67
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,709)	(3,198)
Reclassification to earnings (net of tax effect of $48 and $51)	80	80
Balance at end of period	(2,629)	(3,118)
Accumulated other comprehensive income (loss) at end of period	$(3,651)	$(3,851)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2016 and 2015 is as follows (in millions):

Three Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2016	2015
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	$(7)	$(6)	Interest expense
Foreign exchange contracts	83	67	Revenue
Income tax (expense) benefit	(29)	(22)	Income tax expense
Impact on net income	47	39	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(42)	(44)	Compensation and benefits
Income tax (expense) benefit	15	16	Income tax expense
Impact on net income	(27)	(28)	Net income
Total amount reclassified for the period	$20	$11	Net income

Nine Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2016	2015
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(19)	(18)	Interest expense
Foreign exchange contracts	—	(25)	Interest expense
Foreign exchange contracts	274	223	Revenue
Income tax (expense) benefit	(96)	(67)	Income tax expense
Impact on net income	159	113	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(128)	(131)	Compensation and benefits
Income tax (expense) benefit	48	51	Income tax expense
Impact on net income	(80)	(80)	Net income
Total amount reclassified for the period	$79	$33	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the nine months ended September 30, 2016 and 2015 is as follows (in millions):

	2016		2015
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$51		$59
Reinvested dividends		2		3
Benefit payments		(9)		(11)
Balance at end of period		$44		$51
Treasury Stock:
Balance at beginning of period	(1)	$(51)	(1)	$(59)
Reinvested dividends	—	(2)	—	(3)
Benefit payments	—	9	—	11
Balance at end of period	(1)	$(44)	(1)	$(51)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $3 and $2 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Segment information for the three and nine months ended September 30, 2016 and 2015 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
U.S. Domestic Package	$9,289	$8,860	$27,388	$26,482
International Package	3,024	2,959	9,015	8,974
Supply Chain & Freight	2,615	2,418	7,572	6,853
Consolidated	$14,928	$14,237	$43,975	$42,309
Operating Profit:
U.S. Domestic Package	$1,252	$1,258	$3,587	$3,483
International Package	576	507	1,763	1,557
Supply Chain & Freight	206	219	545	577
Consolidated	$2,034	$1,984	$5,895	$5,617

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareowners	$1,270	$1,257	$3,670	$3,513
Denominator:
Weighted average shares	876	893	880	898
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	3	1	4	2
Denominator for basic earnings per share	880	895	885	901
Effect of dilutive securities:
Restricted units	4	7	3	6
Stock options	1	1	1	1
Denominator for diluted earnings per share	885	903	889	908
Basic earnings per share	$1.44	$1.40	$4.15	$3.90
Diluted earnings per share	$1.44	$1.39	$4.13	$3.87
Diluted earnings per share for the three months ended September 30, 2016 and 2015 excluded the effect of 0.1 and 0.2 million shares of common stock, respectively (0.2 and 0.2 million for the nine months ended September 30, 2016 and 2015, respectively) that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At September 30, 2016 and December 31, 2015, we held cash collateral of $487 and $717 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the zero threshold bilateral collateral provisions described above, we were not required to post any collateral with our counterparties as of September 30, 2016 and December 31, 2015. As of those dates, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions. Additionally, in connection with the agreements described above, we could be required to terminate transactions with certain counterparties in the event of a downgrade of our credit rating.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2016 and December 31, 2015, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2016		December 31, 2015
Currency hedges:
British Pound Sterling	GBP	925	GBP	1,140
Canadian Dollar	CAD	936	CAD	177
Euro	EUR	3,625	EUR	3,750
Indian Rupee	INR	206	INR	—
Mexican Peso	MXN	1,000	MXN	3,863
Japanese Yen	JPY	3,233	JPY	20,000
Singapore Dollar	SGD	23	SGD	—

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$778		$778

Investment market price hedges:
Marketable Securities	EUR	390	EUR	496
As of September 30, 2016, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$174	$408	$173	$408
Foreign exchange contracts	Other non-current assets	Level 2	37	92	31	92
Interest rate contracts	Other non-current assets	Level 2	254	204	238	185
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	1	2	1	—
Investment market price contracts	Other current assets	Level 2	153	5	153	—
Interest rate contracts	Other non-current assets	Level 2	67	57	59	53
Total Asset Derivatives			$686	$768	$655	$738

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$2	$—	$1	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	19	—	13	—
Interest rate contracts	Other non-current liabilities	Level 2	16	19	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	2	12	2	10
Investment market price contracts	Other current liabilities	Level 2	—	9	—	4
Interest rate contracts	Other non-current liabilities	Level 2	30	13	22	9
Total Liability Derivatives			$69	$53	$38	$23
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and nine months ended September 30, 2016 and 2015 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2016	2015
Interest rate contracts	—	$(1)
Foreign exchange contracts	(27)	44
Total	$(27)	$43

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2016	2015
Interest rate contracts	$(3)	$(1)
Foreign exchange contracts	(36)	191
Total	$(39)	$190
As of September 30, 2016, $100 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended September 30, 2017. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 16 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2016 and 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2016 and 2015 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2016	2015
Foreign denominated debt	$(7)	$—
Total	$(7)	$—

Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2016	2015
Foreign denominated debt	$(30)	—
Total	$(30)	$—
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three and nine months ended September 30, 2016 and 2015.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2016 and 2015 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2016	2015			2016	2015
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$(59)	$80	Fixed-Rate Debt	Interest Expense	$59	$(80)
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$56	$71	Fixed-Rate Debt	Interest Expense	$(56)	$(71)

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and nine months ended September 30, 2016 and 2015 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015
Three Months Ended September 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Other Operating Expenses	—	2
Foreign exchange contracts	Investment income and other	(11)	14
Foreign exchange contracts	Interest expense	—	(30)
Investment market price contracts	Investment income and other	(28)	(27)
		$(41)	$(43)
Nine Months Ended September 30:
Interest rate contracts	Interest expense	$(6)	$(5)
Foreign exchange contracts	Other Operating Expenses	—	18
Foreign exchange contracts	Investment income and other	(117)	49
Foreign exchange contracts	Interest expense	—	6
Investment market price contracts	Investment income and other	152	(36)
		$29	$32

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
Our effective tax rate increased to 35.0% in the third quarter of 2016 from 34.0% in the same period of 2015 (35.1% year-to-date in 2016 compared to 34.6% in the same period of 2015), primarily due to the prior year rate including $23 million of net discrete tax benefits related to adjustments of deferred tax balances, the U.S. tax liability accrual associated with a planned distribution of cash from a Canadian subsidiary to its U.S. parent and increases in our reserves for uncertain tax positions.
During the reconciliation of our deferred tax balances in 2015 after filing our annual federal and state tax returns, we identified adjustments to be made in the prior years’ deferred tax balances. These deferred tax balances were adjusted in the quarter ended September 30, 2015, which resulted in a reduction of income tax expense of approximately $66 million. This adjustment was not material to the consolidated balance sheets or statements of consolidated income.
In relation to our acquisition of Coyote (see note 8), we distributed approximately $500 million of cash held by a Canadian subsidiary to its U.S. parent during the fourth quarter of 2015. During the third quarter of 2015, and as a result of the intended distribution, we recorded income tax expense of approximately $21 million.
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

Overview
The U.S. economic environment has continued to be mixed as relatively stable consumer conditions are somewhat offset by continued weakness in industrial production, soft business investment and higher inventory levels.  We continue to see modest GDP growth and U.S. manufacturing has shown some positive signs of growth in recent months, but remains weak overall and continues to hinder the pace of expansion in the overall small package delivery market. Low inflation and low fuel prices continued in the economy, giving consumers more purchasing power. Continued growth in e-commerce and omni-channel retail sales has driven package volume demand for residential products. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth.
Outside of the U.S., emerging markets have stabilized in recent months and most developed nations have seen modest growth. The impending exit of the United Kingdom from the European Union creates some uncertainty regarding its impact on global GDP. The uneven nature of economic growth worldwide and volatile currency markets have continued shifting trade patterns and weakened demand in certain trade lanes. As a result of these circumstances, we continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
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
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
Revenue (in millions)	$14,928	$14,237	4.9%	$43,975	$42,309	3.9%
Operating Expenses (in millions)	12,894	12,253	5.2%	38,080	36,692	3.8%
Operating Profit (in millions)	$2,034	$1,984	2.5%	$5,895	$5,617	4.9%
Operating Margin	13.6%	13.9%		13.4%	13.3%
Average Daily Package Volume (in thousands)	18,152	17,133	5.9%	17,891	17,269	3.6%
Average Revenue Per Piece	$10.49	$10.48	0.1%	$10.48	$10.55	(0.7)%
Net Income (in millions)	$1,270	$1,257	1.0%	$3,670	$3,513	4.5%
Basic Earnings Per Share	$1.44	$1.40	2.9%	$4.15	$3.90	6.4%
Diluted Earnings Per Share	$1.44	$1.39	3.6%	$4.13	$3.87	6.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations—Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. From time to time, we supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including, as applicable, "adjusted" operating profit, operating margin, income before income taxes, effective tax rate, net income and earnings per share to exclude the impact of mark-to-market pension accounting adjustments. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
Average Daily Package Volume (in thousands):
Next Day Air	1,361	1,285	5.9%	1,313	1,252	4.9%
Deferred	1,260	1,141	10.4%	1,195	1,163	2.8%
Ground	12,743	12,114	5.2%	12,652	12,208	3.6%
Total Avg. Daily Package Volume	15,364	14,540	5.7%	15,160	14,623	3.7%
Average Revenue Per Piece:
Next Day Air	$19.59	$19.90	(1.6)%	$19.51	$20.01	(2.5)%
Deferred	11.99	11.91	0.7%	12.12	11.90	1.8%
Ground	8.11	8.02	1.1%	8.11	8.11	—%
Total Avg. Revenue Per Piece	$9.45	$9.37	0.9%	$9.41	$9.43	(0.2)%
Operating Days in Period	64	65		192	192
Revenue (in millions):
Next Day Air	$1,706	$1,662	2.6%	$4,918	$4,810	2.2%
Deferred	967	883	9.5%	2,781	2,657	4.7%
Ground	6,616	6,315	4.8%	19,689	19,015	3.5%
Total Revenue	$9,289	$8,860	4.8%	$27,388	$26,482	3.4%
Operating Expenses (in millions)	$8,037	$7,602	5.7%	$23,801	$22,999	3.5%
Operating Profit (in millions)	$1,252	$1,258	(0.5)%	$3,587	$3,483	3.0%
Operating Margin	13.5%	14.2%		13.1%	13.2%
Revenue
The change in overall revenue was impacted by the following factors in 2016 compared with the corresponding period of 2015:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2016 vs. 2015	4.0%	1.3%	(0.5)%	4.8%
Year-to-date 2016 vs. 2015	3.7%	0.6%	(0.9)%	3.4%
Volume
Our total volume increased in the third quarter and year-to-date periods of 2016 compared with 2015, despite having one less operating day, primarily due to continued growth in the retail, healthcare, automotive and professional services segments. Business-to-consumer shipments, which represent approximately 46% of total U.S. Domestic Package volume, grew more than 9% for the third quarter of 2016 compared with 2015 due to increases in both air and ground shipments led by UPS SurePost. Additionally, business-to-business shipments increased, driven primarily by retail industry return services.
Among our air products, volume increased for Next Day Air services in the third quarter and year-to-date periods of 2016 particularly for those products most aligned with business-to-consumer shipping. We also experienced growth in our deferred air product volume in the third quarter and year-to-date periods of 2016 due to strong growth in e-commerce.
The increase in ground volume in the third quarter and year-to-date periods of 2016 was driven by both business-to-consumer and business-to-business shipping activity. The continued growth was fueled by e-commerce, which resulted in increased use of returns and SurePost services.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
Overall revenue per piece increased 0.9% for the third quarter of 2016, and remained relatively flat year-to-date compared with the same period of 2015, primarily due to the implementation of several rate and accessorial charge increases (as described below), largely offset by lower fuel surcharge rates and changes in customer and product mix.
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
Revenue per piece for deferred products increased in the third quarter and for the year-to-date period of 2016, while Next Day Air declined. All products were negatively impacted by lower fuel surcharge rates. Deferred revenue per piece increased primarily due to heavier-weight packages partially offset by product mix. The Next Day Air revenue per piece decline was caused by a shift in customer and product mix. We experienced relatively stronger growth in our lighter-weight business-to-consumer shipments particularly our Next Day Air Saver product, which have lower average yields than our heavier-weight commercial shipments.
Ground revenue per piece increased 1.1% for the third quarter of 2016, but remained flat year-to-date compared with the same period of 2015, primarily due to an increase in volume and rate increases offset by a decrease in average weight per piece and lower fuel surcharge rates. Additionally, customer and product mix changes had a slightly negative impact on revenue per piece as a greater portion of volume in 2016, relative to 2015, came from residential customers and lighter-weight shipments.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	% Point	2016	2015	% Point
Next Day Air / Deferred	4.1%	4.6%	(0.5)%	3.3%	4.8%	(1.5)%
Ground	5.1%	5.3%	(0.2)%	4.8%	5.6%	(0.8)%
Total domestic fuel surcharge revenue decreased by $40 million in the third quarter of 2016 ($241 million year-to-date) as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by pricing changes to the fuel surcharge indices, as well as the overall increase in package volume.
Operating Expenses
Operating expenses for the segment increased $435 million in the third quarter of 2016 ($802 million year-to-date), primarily due to increases in pick-up and delivery costs ($243 million), the cost of operating our domestic integrated air and ground network ($69 million), the cost of package sorting ($62 million), accessorials and indirect operating costs ($61 million) for the quarter ($515, $53, $114 and $120 million, respectively, year-to-date). For the third quarter, the cost increases were largely due to higher employee compensation expenses, which were impacted by (1) an increase in average daily union labor hours to support volume growth; (2) an increase in wage rates and (3) an increase in health and welfare costs (due to headcount and contractual contribution rate increases to multiemployer plans). For the third quarter of 2016, these costs include an increase in workers' compensation expense due to more favorable actuarial adjustments in 2015 compared with 2016.
Total cost per piece increased 1.6% for the third quarter of 2016 compared with the third quarter of 2015 (down 0.2% year-to-date), due to the cost increases described previously, including higher costs associated with benefits in addition to lower fuel savings realized in 2016 partially offset by productivity gains during the third quarter and year-to-date period. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the growth of average daily vehicle miles driven, while the increased redirect of SurePost volume to optimize delivery density on UPS vehicles has reduced the delivery costs for business-to-consumer shipments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
Operating profit decreased $6 million for the third quarter of 2016 compared with 2015, as operating margin decreased 70 basis points to 13.5%. Higher pension and healthcare costs, contractual union wage increases and higher workers' compensation adjustments in 2015 more than offset the volume growth, productivity improvements and net effect of fuel (fuel expense decreased faster than fuel surcharge revenue) discussed previously.
On a year-to-date basis, operating profit increased $104 million in 2016 compared with 2015, as operating margin decreased 10 basis points to 13.1%. Revenue growth from increased volume and enhanced productivity through the continued deployment of ORION technology resulted in higher operating profit, but was partially offset by the net impact of fuel (fuel surcharge revenue decreased faster than fuel expense) and more favorable workers' compensation adjustments in 2015 compared with 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
Average Daily Package Volume (in thousands):
Domestic	1,612	1,495	7.8%	1,576	1,534	2.7%
Export	1,176	1,098	7.1%	1,155	1,112	3.9%
Total Avg. Daily Package Volume	2,788	2,593	7.5%	2,731	2,646	3.2%
Average Revenue Per Piece:
Domestic	$5.90	$6.11	(3.4)%	$5.96	$6.11	(2.5)%
Export	30.35	31.04	(2.2)%	30.72	31.37	(2.1)%
Total Avg. Revenue Per Piece	$16.21	$16.67	(2.8)%	$16.43	$16.73	(1.8)%
Operating Days in Period	64	65		192	192
Revenue (in millions):
Domestic	$609	$594	2.5%	$1,804	$1,799	0.3%
Export	2,284	2,215	3.1%	6,813	6,698	1.7%
Cargo and Other	131	150	(12.7)%	398	477	(16.6)%
Total Revenue	$3,024	$2,959	2.2%	$9,015	$8,974	0.5%
Operating Expenses (in millions)	$2,448	$2,452	(0.2)%	$7,252	$7,417	(2.2)%
Operating Profit (in millions)	$576	$507	13.6%	$1,763	$1,557	13.2%
Operating Margin	19.0%	17.1%		19.6%	17.4%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(26)			$(100)
Operating Expenses			19			93
Operating Profit			$(7)			$(7)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2016 compared with the corresponding period of 2015:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Third quarter 2016 vs. 2015	5.9%	(2.1)%	(0.7)%	(0.9)%	2.2%
Year-to-date 2016 vs. 2015	3.2%	(0.2)%	(1.4)%	(1.1)%	0.5%
Volume
Our overall average daily volume increased in the third quarter and year-to-date periods of 2016 compared with the corresponding periods of 2015, largely due to strong demand from several economic sectors including retail, healthcare and high tech.
The export volume growth in the third quarter and year-to-date periods of 2016 was mainly driven by our European and Asian operations. Europe and Asia export volume showed significant growth to all regions particularly in the Asia-to-Europe and Asia-to-U.S. trade lanes. Americas export volume increased for the quarter, with solid growth in the Americas-to-Asia and Americas-to-U.S. trade lanes. Export volume into the U.S. grew in all trade lanes. U.S. export volume was flat for the quarter, largely due to the impact of the stronger U.S. Dollar. Export volume growth increased across all products. This growth was led by our premium express products, such as our Worldwide Express services, as we continue to expand these premium services to new markets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in domestic volume in the third quarter and year-to-date periods of 2016 was primarily due to growth in Italy, France, Turkey and Canada.
Rates and Product Mix
Total average revenue per piece decreased 2.8% in the third quarter of 2016 (1.8% year-to-date) including the impact of lower fuel surcharge rates and a 90 basis point reduction from the impact of currency (110 basis point reduction year-to-date). These factors were partially offset by an increase in base rates and a continuing shift in product mix as the growth in premium products continues to exceed the growth in our standard products.
On December 28, 2015, we implemented an average 5.2% net increase in base and accessorial rates for international shipments originating in the United States (Worldwide Express, Worldwide Saver, UPS Worldwide Expedited and UPS International Standard service). Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Export revenue per piece decreased 2.2% in the third quarter 2016 (2.1% year-to-date) including the impact of lower fuel surcharge rates and a 30 basis point reduction from the impact of currency (60 basis point reduction year-to-date). These factors were partially offset by an increase in base rates and a continuing shift in product mix as the growth in premium products continues to exceed the growth in our standard products.
Domestic revenue per piece decreased 3.4% in the third quarter of 2016 (2.5% year-to-date) including the impact of lower fuel surcharge rates and a 290 basis point reduction from the impact of currency (350 basis point reduction year-to-date). These factors were partially offset by an increase in base rates.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue decreased by $25 million for the third quarter of 2016 compared with 2015 ($139 million year-to-date), primarily due to lower fuel prices; however, this was partially offset by pricing changes made to the fuel surcharge indices.
Operating Expenses
Overall operating expenses for the segment decreased $4 million in the third quarter of 2016 compared with 2015 ($165 million year-to-date). This decrease was mostly due to lower fuel prices and a $19 million decrease from currency exchange rate movements ($93 million year-to-date).
The decrease in operating expenses was largely driven by the costs of operating our international integrated air and ground network, which decreased $16 million ($124 million year-to-date). The decrease in network costs was largely driven by the impact of currency exchange rate movements, lower fuel expense, and restraining the growth in aircraft block hours (2.5% increase in the third quarter and a 0.4% increase year-to-date), as a result of ongoing modifications to our air network. This was achieved even with a 7.1% increase in third quarter international export volume (3.9% increase year-to-date) and continuing air product service enhancements. These decreases were offset by a $19 million increase in pick-up and delivery costs in the third quarter compared to the corresponding period of 2015, largely due to increased volume. Year-to-date pick-up and delivery costs were down an additional $13 million compared to the corresponding period of 2015, largely due to the impact of currency exchange rate movements and lower fuel expense.
The remaining change in operating expenses in the third quarter and year-to-date periods of 2016 compared with 2015 was largely due to a reduction in the costs of package sorting and decreases in indirect operating costs.
Operating Profit and Margin
Operating profit increased $69 million in the third quarter of 2016 compared with 2015 ($206 million year-to-date), while operating margin increased by 190 basis points to 19.0% (220 basis points to 19.6% year-to-date). Operating profit and margin were positively affected by several factors including revenue management initiatives, the net impact of fuel, effective network management and cost containment initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
Freight LTL Statistics:
Revenue (in millions)	$616	$631	(2.4)%	$1,780	$1,887	(5.7)%
Revenue Per Hundredweight	$23.63	$22.78	3.7%	$23.46	$22.78	3.0%
Shipments (in thousands)	2,551	2,692	(5.2)%	7,507	7,994	(6.1)%
Shipments Per Day (in thousands)	39.9	42.1	(5.2)%	39.1	41.9	(6.7)%
Gross Weight Hauled (in millions of lbs)	2,607	2,770	(5.9)%	7,589	8,282	(8.4)%
Weight Per Shipment (in lbs)	1,022	1,029	(0.7)%	1,011	1,036	(2.4)%
Operating Days in Period	64	64		192	191
Revenue (in millions):
Forwarding and Logistics	$1,735	$1,500	15.7%	$4,980	$4,149	20.0%
Freight	701	740	(5.3)%	2,050	2,202	(6.9)%
Other	179	178	0.6%	542	502	8.0%
Total Revenue	$2,615	$2,418	8.1%	$7,572	$6,853	10.5%
Operating Expenses (in millions):	$2,409	$2,199	9.5%	$7,027	$6,276	12.0%
Operating Profit (in millions):	$206	$219	(5.9)%	$545	$577	(5.5)%
Operating Margin	7.9%	9.1%		7.2%	8.4%
Currency Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(8)			$(40)
Operating Expenses			7			45
Operating Profit			$(1)			$5
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
Revenue
Total revenue for the Supply Chain & Freight segment increased $197 million in the third quarter of 2016 ($719 million year-to-date) compared with 2015. Forwarding and Logistics revenue increased $235 million in the third quarter of 2016 ($831 million year-to-date) compared with 2015 primarily due to the Coyote acquisition midway through the third quarter of 2015. The increase driven by Coyote was partially offset by a combination of volume and tonnage declines in our international air freight business (impacted by management focus on reducing lower-yielding accounts and softer market conditions), lower rates charged to our customers (largely due to overcapacity in the market), as well as the adverse impact of currency exchange rate movements and lower fuel surcharge rates (due to declining fuel prices). Revenue for our logistics products increased in the third quarter and year-to-date periods of 2016 compared with 2015, as we experienced solid growth in our mail services, healthcare, retail, aerospace and automotive solutions; however, this was partially offset by the adverse impact of currency exchange rate movements and revenue declines among our high tech customers.
Freight revenue decreased $39 million in the third quarter of 2016 ($152 million year-to-date) compared with 2015, primarily due to a 5.9% (8.4% year-to-date) decline in tonnage, a 5.2% (6.1% year-to-date) decrease in shipments and a $15 million decrease ($73 million year-to-date) in fuel surcharge revenue due to lower diesel fuel prices. The decline in shipments and the reduction in weight per shipment were impacted by revenue management initiatives, a decline in market demand and customer mix. LTL Revenue per hundredweight increased, as LTL base rate increases averaging 4.9% took effect on October 26, 2015 and September 19, 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue for the other businesses within Supply Chain & Freight increased $1 million in the third quarter of 2016 ($40 million year-to-date) compared with 2015 due to revenue growth at The UPS Store, UPS Capital and UPS Customer Solutions.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $210 million in the third quarter of 2016 ($751 million year-to-date) compared with 2015. Forwarding and Logistics operating expenses increased $236 million for the third quarter of 2016 ($844 million year-to-date) compared with 2015. This increase was largely due to the acquisition of Coyote during the third quarter of 2015, partially offset by the impact of currency exchange rate movements and lower fuel expense. Purchased transportation expense increased by $222 million in the third quarter of 2016 ($734 million year-to-date) compared to 2015 largely due to the acquisition of Coyote, as well as increased volume and rates for mail services. These increases were partially offset by a combination of lower volume and tonnage in our international air freight forwarding business, lower buy rates due to softer market conditions and the impact of foreign currency exchange rate movements.
Although freight operating expenses decreased $28 million in the third quarter of 2016 ($130 million year-to-date) compared with 2015, total cost per LTL shipment increased by 4.5% in the third quarter of 2016 (1.7% year-to-date) compared with 2015. The decrease in operating expenses was largely due to the costs associated with operating our linehaul network (which increased slightly by $4 million over the prior year quarter but decreased $39 million year-to-date as compared to 2015), decreases in pick-up and delivery expenses (which decreased $15 million over the prior year quarter and $39 million year-to-date) and decreases in other expenses (which decreased $18 million over the prior year quarter and $53 million year-to-date). The declines in network costs and pick-up and delivery expenses were driven by a reduction in fuel expense and expense for outside transportation carriers (largely due to lower LTL volume and fuel surcharges passed on to us by outside carriers).
Operating expenses for the other businesses within Supply Chain & Freight increased $2 million in the third quarter of 2016 ($37 million year-to-date) compared with 2015.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment decreased $13 million in the third quarter of 2016 ($32 million year-to-date) compared with 2015.
Operating profit for the Forwarding and Logistics units, which includes Coyote, decreased by $1 million in the third quarter of 2016 ($13 million year-to-date) compared with 2015, primarily due to volume and tonnage declines and revenue management initiatives undertaken in our global freight forwarding operations to improve low-yielding accounts. Operating margins for our global freight forwarding operations decreased slightly in the third quarter of 2016 and improved year-to-date compared with 2015. Operating profit and margins for the logistics unit decreased slightly in the third quarter and year-to-date periods of 2016 compared with 2015. Coyote generated operating profit in the third quarter and year-to-date periods of 2016.
Operating profit for our freight unit decreased $10 million in the third quarter of 2016 ($22 million year-to-date) compared with 2015, as decreases in volume and tonnage more than offset the increased yields and productivity improvements during the quarter. Margins were pressured in the third quarter of 2016 as shipments declined at a faster rate than expenses.
The combined operating profit for all of our other businesses in this segment decreased $2 million in the third quarter of 2016 (a $3 million increase year-to-date) compared with 2015.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
Operating Expenses (in millions):
Compensation and Benefits	$7,857	$7,458	5.3%	$23,448	$22,524	4.1%
Repairs and Maintenance	386	362	6.6%	1,150	1,069	7.6%
Depreciation and Amortization	554	527	5.1%	1,661	1,543	7.6%
Purchased Transportation	2,212	1,926	14.8%	6,306	5,557	13.5%
Fuel	541	617	(12.3)%	1,480	1,900	(22.1)%
Other Occupancy	248	241	2.9%	762	765	(0.4)%
Other Expenses	1,096	1,122	(2.3)%	3,273	3,334	(1.8)%
Total Operating Expenses	$12,894	$12,253	5.2%	$38,080	$36,692	3.8%

Currency (Benefit) / Cost - (in millions)*			$(26)			$(138)
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Compensation costs increased $139 million for the third quarter of 2016 ($412 million year-to-date) compared with 2015 largely due to higher U.S. domestic hourly and management compensation costs and the acquisition of Coyote during the third quarter of 2015. Total compensation costs increased 3.0% for the third quarter and year-to-date periods, while consolidated average daily volume growth was 5.9% (3.6% year-to-date). U.S. domestic compensation costs for hourly employees increased largely due to contractual union wage increases and a 5.2% increase in average daily union labor hours (3.0% year-to-date). The increase in average daily labor hours was less than daily volume growth due to productivity gains. Compensation costs for management employees increased primarily due to merit salary increases and slight growth in the overall size of the workforce.
Benefits expense increased $260 million for the third quarter of 2016 compared with 2015 ($512 million year-to-date) primarily due to the following factors:

•
Health and welfare costs increased $76 million for the third quarter ($251 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension expense increased $28 million for the third quarter ($71 million year-to-date), primarily due to additional expense for multiemployer pension plans, which were impacted by contractual contribution rate increases and an overall increase in the size of the workforce.

•	Vacation, holiday and excused absence expense increased $15 million for the third quarter ($54 million year-to-date), due to salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense increased $125 million in the third quarter ($97 million year-to-date). Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2015, we experienced more favorable actuarial adjustments, resulting in increased expense in 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The $24 million increase in repairs and maintenance expense for the third quarter of 2016 compared with 2015 ($81 million year-to-date) was primarily due to aircraft engine maintenance and cost alignments.
Depreciation and Amortization
Depreciation and amortization expense increased $27 million in the third quarter of 2016 ($118 million year-to-date) compared with 2015, primarily due to three factors: (1) depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations; (2) depreciation expense for buildings and facilities increased due to leasehold improvements and purchases of new equipment and (3) amortization expense increased largely due to new internally developed capitalized software, as well as intangible assets resulting from business acquisitions.
Purchased Transportation
The $286 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the third quarter of 2016 ($749 million year-to-date) compared with 2015 was primarily driven by the following factors:

•
Expense for our forwarding and logistics business increased $224 million in the third quarter ($739 million year-to-date), due to the acquisition of Coyote and increased volume and rates for mail services; these items were partially offset by a combination of decreased volume and tonnage in our international air freight forwarding business, lower buy rates due to softer market conditions and the impact of foreign currency exchange rates.

•
Expense for our International Package segment increased $33 million in the third quarter ($60 million year-to-date), primarily due to the increased usage of third party carriers; these items were partially offset by the impact of currency exchange rate movements as well as lower fuel surcharges passed to us from outside transportation providers.

•
Expense for our U.S. Domestic Package segment increased $38 million for the third quarter (an increase of $4 million year-to-date), primarily due to increased volume and rates, partially offset by lower fuel surcharges passed to us from rail carriers and outside contract carriers.

•
Expense for our UPS Freight business decreased $6 million in the third quarter ($48 million year-to-date), due to a decrease in LTL shipments and lower fuel surcharges passed to us from outside transportation providers.

Fuel
The $76 million decrease in fuel expense for the third quarter of 2016 ($420 million year-to-date) compared with 2015 was primarily due to lower jet fuel, diesel and unleaded gasoline prices, which decreased fuel expense by $85 million ($455 million year-to-date). These decreases were partially offset by increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic Package delivery stops (due to higher volume) which increased expense by $9 million in the third quarter of 2016 ($35 million year-to-date).
Other Occupancy
Other occupancy expense increased $7 million in the third quarter of 2016 as compared to 2015 primarily due to higher facility rent expense. Year-to-date 2016 expense decreased $3 million as compared to 2015 largely due to a decrease in facility rent expense, natural gas and electric utility costs and snow removal costs at our operating facilities in the first quarter of 2016.
Other Expenses
The $26 million decrease in other expense in the third quarter of 2016 ($61 million year-to-date) compared with 2015 was largely due to reduced auto liability insurance and better cost alignment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
(in millions)
Investment income and other	$13	$4	N/A	$38	$12	N/A
Interest expense	$(94)	$(83)	13.3%	$(281)	$(256)	9.8%
Investment Income and Other
The growth in investment income and other for the third quarter and year-to-date of 2016 as compared to 2015 was primarily due to a decrease in losses from fair value adjustments on real estate partnerships, higher interest income and unrealized gains on investments and a benefit from foreign currency exchange rate movements.
Interest Expense
Interest expense increased in the third quarter and year-to-date of 2016 primarily due to an increase in long-term debt and higher effective interest rates on senior notes.
Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
(in millions)
Income Tax Expense	$683	$648	5.4%	$1,982	$1,860	6.6%
Effective Tax Rate	35.0%	34.0%		35.1%	34.6%
 Our effective tax rate increased to 35.0% in the third quarter of 2016 from 34.0% in the same period of 2015 (35.1% year-to-date in 2016 compared to 34.6% in the same period of 2015), primarily due to the prior year rate including $23 million of net discrete tax benefits related to adjustments of deferred tax balances, the U.S. tax liability accrual associated with a planned distribution of cash from a Canadian subsidiary to its U.S. parent and increases in our reserves for uncertain tax positions.
During the reconciliation of our deferred tax balances in 2015 after filing our annual federal and state tax returns, we identified adjustments to be made in the prior years’ deferred tax balances. These deferred tax balances were adjusted in the quarter ended September 30, 2015, which resulted in a reduction of income tax expense of approximately $66 million. This adjustment was not material to the consolidated balance sheets or statements of consolidated income.
In relation to our acquisition of Coyote (see note 8), we distributed approximately $500 million of cash held by a Canadian subsidiary to its U.S. parent during the fourth quarter of 2015. During the third quarter of 2015, and as a result of the intended distribution, we recorded income tax expense of approximately $21 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Nine Months Ended September 30,
	2016	2015
Net income	$3,670	$3,513
Non-cash operating activities (a)	2,583	2,377
Pension and postretirement benefit contributions (UPS-sponsored plans)	(1,298)	(147)
Hedge margin receivables and payables	(230)	190
Income tax receivables and payables	100	362
Changes in working capital and other non-current assets and liabilities	561	171
Other operating activities	(23)	(51)
Net cash from operating activities	$5,363	$6,415
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Net cash from operating activities decreased $1.052 billion in the third quarter of 2016 compared with 2015, largely due to higher pension and post retirement benefit contributions and reduced receipts of hedge margin collateral from counterparties. These were partially offset by higher net income and improvements in our working capital position. The net hedge margin collateral received from derivative counterparties decreased by $420 million in 2016 relative to 2015, due to a decreased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs. Net cash payments for income taxes increased in 2016 compared with 2015 and were impacted by the timing of estimated tax payments and receipt of refunds relative to changes in estimates for the underlying tax liabilities. The $390 million improvement in our working capital position in 2016 was primarily driven by decreased average days outstanding on accounts receivable and favorable changes in the timing of cash receipts and payments.
As of September 30, 2016, our worldwide holdings of cash, cash equivalents and marketable securities were $5.358 billion, of which $2.445 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, cash, cash equivalents and marketable securities held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2016	2015
Net cash used in investing activities	$(2,027)	$(4,959)

Capital Expenditures:
Buildings and facilities	$(948)	$(635)
Aircraft and parts	(20)	(20)
Vehicles	(547)	(668)
Information technology	(322)	(325)
	$(1,837)	$(1,648)

Capital Expenditures as a % of Revenue	(4.2)%	(3.9)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$76	$14
Net (increase) decrease in finance receivables	$4	$(11)
Net (purchases), sales and maturities of marketable securities	$(212)	$(1,253)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(3)	$(1,925)
Other investing activities	$(55)	$(136)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first nine months of 2016 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Capital spending on information technology was flat in the first nine months of 2016 compared to the corresponding period of 2015 largely due to the timing of purchases of hardware and capitalized software projects. Capital spending on aircraft in both 2016 and 2015 primarily related to purchases of rotable parts for our existing aircraft fleet. Capital spending on vehicles decreased in the first nine months of 2016 in our U.S. and international package businesses, largely due to the timing of vehicle replacements.
Future capital spending will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2016 will be approximately $2.8 billion, which includes planned purchase deposits for aircraft on order.
The net changes in finance receivables were primarily due to growth in our cargo finance products and loan principal paydowns in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
The cash paid for business acquisitions in 2016 was related to our acquisition of area franchise rights related to The UPS Store. The cash paid for business acquisitions in the first nine months of 2015 was primarily related to our acquisition of Coyote, Poltraf Sp. z.o.o., Parcel Pro, Inc., and the Insured Parcel Services Division of G4S International Logistics. Other investing activities include minority investments in private ventures, capital contributions into certain investment partnerships and changes in restricted cash balances and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2016	2015
Net cash used in financing activities	$(2,781)	$(160)
Share Repurchases:
Cash expended for shares repurchased	$(2,007)	$(2,028)
Number of shares repurchased	(19.5)	(20.2)
Shares outstanding at period end	873	891
Percent reduction in shares outstanding	(1.5)%	(1.5)%
Dividends:
Dividends declared per share	$2.34	$2.19
Cash expended for dividend payments	$(1,987)	$(1,899)
Borrowings:
Net borrowings of debt principal	$1,006	$3,774
Other Financing Activities:
Cash received for common stock issuances	$196	$194
Other financing activities	$11	$(201)
Capitalization (as of September 30 each year):
Total debt outstanding at period end	$15,326	$14,601
Total shareowners’ equity at period end	2,767	1,948
Total capitalization	$18,093	$16,549
Debt to Total Capitalization %	84.7%	88.2%
We repurchased a total of 19.3 million shares of class A and class B common stock for $2.004 billion in the first nine months of 2016, and 20.2 million shares for $2.035 billion for the first nine months of 2015 ($2.007 and $2.028 billion in repurchases for 2016 and 2015, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases). During the first quarter of 2016, we also exercised a capped call option that we entered into in 2015 which allowed us to repurchase 0.2 million class B shares. The $25 million premium payment for this capped call option was classified as an other financing activity in 2015. In total, shares repurchased and received year-to-date in 2016 were 19.5 million shares for $2.029 billion.
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date. As of September 30, 2016, we had $6.831 billion of this share repurchase authorization available.
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
Issuances and repayments of debt in the first nine months of 2016 and 2015 consisted primarily of commercial paper and the issuances of $118, $74 and $35 million of floating rate senior notes in March 2016, June 2016 and August 2016, respectively. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2016, our commercial paper programs had $3.759 billion outstanding in a variety of currencies, which includes $2.580 billion and €1.056 billion ($1.179 billion). The average balance of our U.S. dollar denominated commercial paper was $1.343 billion and the average interest rate paid was 0.44% during the nine months ended September 30, 2016. The average balance of our pound sterling denominated commercial paper was £94 million ($123 million) and the average interest rate paid was 0.52% during the nine months ended September 30, 2016. The average balance of our euro denominated commercial paper was €556 million ($621 million) and the average interest rate received was -0.26% during the nine months ended September 30, 2016. The amount of commercial paper outstanding fluctuates throughout the year based on liquidity needs.
The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first nine months of 2016 and 2015.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $ 155 and ($69) million during the first nine months of 2016 and 2015, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards was $159 and $176 million during the first nine months of 2016 and 2015, respectively.
Sources of Credit
See note 9 to the unaudited consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
We have contractual obligations and commitments for the purchase of aircraft, vehicles, technology equipment and building and leasehold improvements. On October 27, 2016, we placed an order for 14 Boeing 747-8 freighters to be delivered between 2017 and 2020. The agreement also includes an option to purchase an additional 14 747-8 freighters. In addition, we have new purchase commitments for aircraft engines, equipment and hub automation and expansion projects. These new purchase commitments will provide additional capacity for increased demand for our air and ground shipping services. Including these additional obligations, the expected cash outflow to satisfy our total purchase commitments is as follows (in millions): 2016 (remaining) - $466; 2017 - $1,020; 2018 - $1,010; 2019 - $611; 2020 - $347; and thereafter - $65.

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

Rate Adjustments
Effective December 26, 2016, UPS Ground service Daily rates will increase by an average net 4.9 percent. UPS Air and International services, including UPS Air Freight Daily rates within and between the U.S., Canada and Puerto Rico, will increase an average net 4.9 percent.
UPS Freight® general rates increased an average net 4.9 percent, effective September 19, 2016.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2016	December 31, 2015
Currency Derivatives	$189	$490
Interest Rate Derivatives	275	229
Investment Market Price Derivatives	153	(4)
	$617	$715
Our market risks, hedging strategies and financial instrument positions at September 30, 2016 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. In 2016, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Japanese Yen, Mexican Peso, Singapore Dollar and Indian Rupee, as well as terminated forwards that expired during the first nine months of 2016. We entered into several foreign currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated currency option positions that expired during the first nine months of 2016. We entered into new forwards to manage the market value fluctuations of certain investments in marketable securities, as well as terminated forwards that expired during the first nine months of 2016. The remaining fair value changes between December 31, 2015 and September 30, 2016 in the preceding table are primarily due to interest rate, foreign currency exchange rate and market price changes between those dates.
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

We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $487 million and were not required to post any collateral with our counterparties as of September 30, 2016.
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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 when we withdrew from the plan and fully funded our allocable share of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters, UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants retiring on or after January 1, 2008 in the event that benefits are lawfully reduced by the CSPF in the future.

In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”), which for the first time ever allowed multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government oversight. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury under the MPRA. The CSPF plan proposed to reduce retirement benefits to the CSPF participants, including UPS participants retiring on or after January 1, 2008. We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and that certain actions by the CSPF were invalid. On May 6, 2016, the U.S. Department of the Treasury rejected the proposed plan submitted by the CSPF, stating that it failed to satisfy a number of requirements set forth in the MPRA.
The CSPF has asserted that it will become insolvent in 2025 which could lead to the reduction of retirement benefits. Although there are numerous factors that could affect the CSPF’s status, if the CSPF were to become insolvent as they have projected , UPS may be required to provide coordinating benefits, thereby increasing the current projected benefit obligation for the UPS/IBT Plan by approximately $4 billion. The CSPF has said that it believes a legislative solution to its funding status is necessary, and we expect that the CSPF will continue to explore options to avoid insolvency.
The potential obligation to pay coordinating benefits from the UPS/IBT Plan is subject to a number of uncertainties, including actions that may be taken by the CSPF, the federal government or others. These actions include whether the CSPF will submit a revised pension benefit reduction plan or otherwise seek federal government assistance, the extent to which benefits are paid by the Pension Benefit Guaranty Corporation, as well as the effect of discount rates and various other actuarial assumptions. The numerous uncertainties that exist regarding the ultimate resolution of the CSPF situation prevent us from making reliable estimates of the timing and amount , if any, of CSPF benefit reductions that could result in additional benefit obligations for the UPS/IBT Plan. Therefore, we have not recognized any liability for additional coordinating benefits of the UPS/IBT Plan, but the current projected benefit obligation could materially increase as these uncertainties are resolved. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with Accounting Standards Codification Topic 715 - Compensation - Retirement Benefits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the third quarter of 2016 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2016	1.0	$110.04	1.0	$7,403
August 1 – August 31, 2016	3.7	109.20	3.6	7,005
September 1– September 30, 2016	1.6	108.79	1.6	6,831
Total July 1 – September 30, 2016	6.3	$—	6.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
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

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 1, 2016).

4.2	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 15, 2016).

4.3	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 24, 2016).

4.4	—	Form of Note for 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 24, 2016).

4.5	—	Form of Note for 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 24, 2016).

4.6	—	Form of Note for 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 24, 2016).

10.1	—	Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended June 20, 2016).

†10.2	—	UPS 401(k) Savings Plan, Amendment and Restatement effective as of July 1, 2016.

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 in “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	—
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 3, 2016	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)