Form 10-K
period 2016-12-31
UNITED PARCEL SERVICE INC
filed 2017-02-21
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(404) 828-6000
(Registrant’s telephone number, including area code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class B common stock, par value $.01 per share	New York Stock Exchange
Floating Rate Senior Notes due 2020	New York Stock Exchange
1.625% Senior Notes due 2025	New York Stock Exchange
1% Senior Notes due 2028	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $74,441,628,766 as of June 30, 2016. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 8, 2017, there were 180,802,416 outstanding shares of class A common stock and 689,227,227 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 4, 2017 are incorporated by reference into Part III of this report.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, “Item 1A. Risk Factors” and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 1.	Business

Overview
United Parcel Service, Inc. (“UPS”) was founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we are the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry and the premier provider of global supply chain management solutions. We deliver packages each business day for 1.6 million shipping customers to 8.7 million receivers ("consignees") in over 220 countries and territories. In 2016, we delivered an average of 19.1 million pieces per day, or a total of 4.9 billion packages. Total revenue in 2016 was $60.9 billion.
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

Business Strategy

Our market strategy is to provide customers with advanced logistics solutions made possible by a broad portfolio of differentiated services and capabilities expertly assembled and integrated into our customers’ businesses. This approach, supported by our efficient and globally balanced multimodal network, enables us to deliver value to our customers and thereby build lasting partnerships with them.

Customers leverage our broad portfolio of logistics capabilities; balanced global presence in North America, Europe, Middle East, Africa, Asia Pacific and Latin America; reliability; industry-leading technologies; and solutions expertise for competitive advantage in markets where they choose to compete. We prudently invest to expand our integrated global network and service portfolio.

Technology investments create user-friendly shipping, e-commerce, logistics management and visibility tools for our customers, while supporting our ongoing effort to increase operational efficiencies. We actively monitor and invest to gain insights into emerging technologies such as additive manufacturing (3D printing), route and network optimization tools, autonomous vehicles, and advanced product monitoring and tracking functionality. In 2016, we invested in Deliv, a same-day retail delivery startup, and Optoro, a reverse logistics firm.

In order to meet demand, we are increasing capital expenditures to expand network capacity and increase productivity by automating existing facilities. We are making strategic investments in our top 30 processing hubs as well as adding new facilities to our network. In 2016, we announced investments of $400 million to build a new 1.2 million square foot regional processing facility in Atlanta, Georgia, $196 million to increase the processing capacity of our Jacksonville, Florida hub by 33%, and $175 million to double the processing capacity of our Columbus, Ohio hub.
Our service portfolio and investments have produced among the best return on invested capital and operating margins in the industry. We have a long history of sound financial management and our consolidated balance sheet reflects financial strength that few companies can match. Cash generation is a significant strength of UPS, giving us strong capacity to service our obligations and allowing for distributions to shareowners, reinvestment in our business and the pursuit of growth opportunities.
We enable and are the beneficiaries of the following trends:
Expansion of Global Trade

We continue to invest to expand in both developed and emerging international markets. In Europe, we have committed to nearly $2 billion of capital investment to expand our infrastructure to meet the growing demand for cross-border commerce. The enhancements to our European ground network are designed to ensure that we provide fast, reliable service to customers moving goods across country borders.

Emerging market opportunities continue to expand. Over the next ten years, these markets are expected to represent the majority of global GDP growth and an increasing portion of global trade. Emerging markets are a focus of investment and growth for our current customers and will be a source of our next generation of customers. To take advantage of these opportunities, we continue to make long-term investments in markets where our customers are growing. Over the past ten years, we have established a strong market presence in three developing markets: China, Poland and Turkey. India, along with select countries in the Middle East, Latin America, Africa and Eastern Europe are also becoming increasingly important to us.

Transcontinental and cross-border trade are predicted to grow faster than U.S. and global gross domestic production for the foreseeable future. As a result, global economies are becoming more inter-connected and dependent on foreign trade. We are committed to continued growth in both international logistics and express services. We are expanding our aircraft fleet beginning in 2017 to include an additional 14 Boeing 747-8s.

UPS plays an important role in both global and regional trade and is well positioned to take advantage of trade growth, wherever it occurs. Our global presence and productivity enhancing technologies allow customers to expand into new markets. We advocate for the expansion of free trade, including the passage of regional trade pacts and the removal of trade barriers.
These trends underscore why we believe our international business remains a catalyst for future profitable growth.
e-Commerce Growth in Retail Sectors

E-commerce continues to drive significant growth in package delivery volume. Our integrated network puts us in an ideal position to capitalize on the shift towards residential deliveries. We continue to create new services, supported by our technology, that complement traditional UPS premium home delivery services and address the needs of e-commerce shippers and consignees. We offer cost-effective solutions such as UPS SurePost, for U.S. domestic shipments, and UPS i-parcel, for a low-cost deferred cross border solution, where economy takes precedence over speed. We also offer feature-rich solutions, such as UPS My Choice, a service that provides more than 30 million members with visibility and control of their inbound shipments. The power of UPS My Choice has been enhanced over the past year with the addition of UPS Follow My Delivery for time-sensitive shipments. UPS Follow My Delivery offers map-based tracking from a package's delivery departure to a UPS My Choice member's residence.

UPS My Choice members have the added flexibility to direct packages to UPS Access Point locations when they will not be home to accept a delivery. UPS Access Point locations are convenient places – such as The UPS Store and other local businesses – that offer easy package drop-off and pick-up. With evening and weekend hours, UPS Access Point locations better fit some consumers’ schedules. Merchants in 50 origin countries and territories can ship directly to UPS Access Point locations in 18 destination countries, giving merchants and consumers greater control over package deliveries.

Industry-focused Solutions and Offerings

We offer differentiated value propositions in several segments, including aerospace, automotive, industrial manufacturing, retail, professional and consumer services, healthcare and high-tech.

Our understanding of macro and industry trends in each market allows us to develop commercial insights for our customers. These insights are incorporated into our sales and solutions process and are shared with customers through direct engagement, industry forums and publications. We help customers achieve their business objectives and improve their performance through our value-added solutions.

The combination of rising global demand for healthcare, product innovations (many of which are time and temperature sensitive), increasing regulatory oversight and downward reimbursement pressure is creating opportunities and challenges for healthcare and life sciences firms. In 2016, we expanded our healthcare capabilities by acquiring Maze 1 Limited ("Marken"), a global provider of supply chain solutions to the life sciences industry, primarily serving the clinical trials logistics space. Clinical trials are subject to strict regulatory compliance, require temperature-controlled logistics services and are typically global in reach. Marken operates a global network of clinical supply chain services to meet this need. The acquisition of Marken follows multiple acquisitions that have expanded our healthcare logistics services portfolio in recent years. With over seven million square feet of healthcare logistics and distribution facilities around the world and further growth planned for the future, we are well-positioned to meet our customers' increasingly complex requirements.

Rapid technology innovation and growing worldwide demand for electronics are driving change in the already-dynamic high-tech industry. UPS's global transportation network and integrated technology solutions enable high-tech customers to get their products to market faster, improve customer service and increase revenue. We offer global sourcing and a significant amount of repair space to leverage one of the largest networks of post-sales facilities in the world. With more than 950 field stocking locations in over 110 countries, we help high-tech companies identify better ways to manage inventories and meet their crucial logistics needs. Our experience and global capabilities make us a strong partner in the high-tech industry.
Logistics Outsourcing
Outsourcing supply chain management is becoming more prevalent as customers increasingly view professional management and operation of their supply chains as a strategic advantage. This trend enables companies to focus on what they do best. We can meet our customers’ needs for outsourced logistics with our global capabilities in customized forwarding, transportation, warehousing, distribution, delivery and post-sales services.

Technology
Technology powers logistics, forms the foundation of our reliability and allows us to enhance the customer experience. Recent developments that improve our operational efficiency, flexibility, reliability and customer experience include:

•
Completed Phase I of U.S. deployment of our On Road Integrated Optimization and Navigation system ("ORION"). ORION employs advanced algorithms to determine the optimal route for each delivery, while meeting service commitments. Despite continuing growth in package volume and delivery stops, ORION is helping bend the cost curve by limiting miles driven, which results in fuel and productivity savings. For instance, average daily volume and delivery stops increased 4.1% and 4.4%, respectively, in our U.S. domestic package operations in 2016, while average daily package miles driven only increased 0.2%.

•
Expanded investment in new automated facilities. We are also automating our largest hubs, package centers and small sorts globally. This effort will reduce package handling in the network while improving network flexibility by optimizing network flows and eliminating the need for complex sort knowledge.

•
Continued rollout of telematics to our international delivery fleet. Telematics helps UPS determine a vehicles' performance and condition by capturing data on more than 200 operating elements. Together, improved data and driver coaching help reduce fuel consumption, emissions and maintenance costs while improving driver safety. By the end of 2016, telematics was installed in more than 86,000 vehicles.

We bring industry-leading UPS technology to our customers who, in turn, realize increased productivity, greater control of their supply chains and improved customer experience when they integrate with our systems. Customers benefit through offerings such as:
Shipping

WorldShip™, which is our flagship desktop shipping application, provides middle-market and large customers with robust shipping capabilities. Customers can create custom labels, set up shipment alerts, create and upload customs documentation, track and export shipments, create reports and integrate with their enterprise resource planning and accounting systems to streamline shipping with real-time connectivity.

UPS marketplace shipping, which integrates www.ups.com with eBay® , Amazon®, Etsy® and BigCommerce®, allows marketplace sellers to easily ship their orders via www.ups.com or WorldShip™. UPS marketplace shipping provides simplified shipment processing, multiple payment options (including PayPal™), order and shipment history and automatic tracking updates.
Tracking and Visibility
UPS Quantum View® helps customers better manage shipments, facilitate tracking, allow for inbound volume planning, manage third-party shipping costs and automatically notify customers of incoming shipments. With visibility into transit times and delivery confirmations, customers can speed up their revenue cycle and collect accounts receivable more quickly while improving customer service.
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

Business-to-Consumer
UPS My Choice®, which focuses on the consignee, has transformed the residential delivery experience. Receivers can direct the timing and delivery instructions for their packages using their computer, mobile devices or Facebook™ app. This innovative service is powered by the complex integration of real-time route optimization and other technologies within our delivery network.
The Global Locator on www.ups.com was enhanced to give customers faster and simpler access to UPS drop-off and pick-up locations, including new UPS Access Point sites. The Global Locator has a new search field with updated filters, location images and location-specific promotions. Customers can also provide online feedback, e-mail search results, save favorite locations and access recent searches.
Mobile
UPS Mobile, which includes the mobile website, m.ups.com, and apps for iPhone®, iPad® and Android devices, is readily available for our customers in over 80 countries. Customers can track, ship, find UPS locations, manage UPS My Choice shipments and receive shipment notifications on their mobile devices. The UPS Mobile apps and website were enhanced with new mobile shipping options that make it easier to create or print a label from a mobile device. In 2016, the app was deployed in an additional 39 countries, for a total of 55 countries.
Reporting Segments and Products & Services

Global Small Package
Our global small package operations provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. We serve more than 220 countries and territories around the world along with domestic delivery service within 50 countries. We handle packages that weigh up to 150 pounds and are up to 165 inches in combined length and girth as well as palletized shipments weighing more than 150 pounds. All of our package services are supported by numerous shipping, visibility and billing technologies.
We handle all levels of service (air, ground, domestic, international, commercial, residential) through one global integrated pick-up and delivery network. All packages are commingled within our network, except when necessary to meet their specific service commitments. This enables one UPS driver to pick up customers’ shipments for any of our services at the same scheduled time each day. Compared to companies with single service network designs, our integrated network uniquely provides operational and capital efficiencies while being more environmentally-friendly.
We offer same-day pick-up of air and ground packages upon request. Customers can schedule pick-ups for one to five days a week, based on their specific needs. Additionally, our wholly-owned and partnered global network offers more than 150,000 entry points where customers can tender a package to us at a location or time convenient to them. This combined network includes UPS drivers who can accept packages provided to them, UPS drop boxes, UPS Access Point locations, The UPS Store locations, authorized shipping outlets and commercial counters, alliance locations and customer centers attached to UPS facilities. Some of these locations offer a full array of services including pick-up, delivery and packing options, while others are drop-off locations only.
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
We operate one of the largest airlines in the world, with global operations centered at our Worldport hub in Louisville, Kentucky. Worldport sort capacity, currently at 416,000 packages per hour, has expanded over the years due to volume growth and a centralization effort. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China and Shenzhen, China and Hong Kong. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, Florida.
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

•
We expanded UPS Next Day Air Early (previously known as "UPS Next Day Air Early AM") service to over 12,000 zip codes in two phases where previously only an end-of-day guarantee was available. This enhancement provides shippers and their customers the option of earlier commitment times from 8:00 A.M. to 2:00 P.M. and enlarges our early delivery coverage.

•
Customers can also leverage our extensive ground network to ship using our day-definite guaranteed ground service that serves every U.S. business and residential address. We deliver more ground packages than any other carrier, with average daily package volume of 13.5 million in the U.S., most within one to three business days.

•
We also offer UPS SurePost, an economy residential ground service for customers with non-urgent, lightweight residential shipments. UPS SurePost is a contractual residential ground service that combines the consistency and reliability of the UPS Ground network with final delivery often provided by the U.S. Postal Service.

International Package Reporting Segment
Our International Package reporting segment includes small package operations in Europe, Asia-Pacific, Canada and Latin America, the Indian sub-continent, the Middle East and Africa. We offer a wide selection of guaranteed day and time-definite international shipping services. We offer more guaranteed time-definite express options (Express Plus, Express and Express Saver) than any other carrier.

•	In 2016, we undertook significant country expansions of Express time-definite portfolios:

◦	We expanded our UPS Worldwide Express mid-day service to 52 new countries across all regions. This service is now available in 118 countries.

◦	We expanded our UPS Worldwide Express Plus morning delivery service to 28 new countries and expanded our footprint in 25 existing markets. This service is now available in 56 countries.

•
For international shipments that do not require Express services, UPS Worldwide Expedited offers a reliable, deferred, guaranteed day-definite service option. The service is available from more than 80 origin countries to more than 220 countries and territories.

•	For cross-border ground package delivery, we offer UPS Standard delivery services within Europe, between the U.S. and Canada and between the U.S. and Mexico.

•
UPS Worldwide Express Freight provides guaranteed, day-definite delivery for palletized shipments over 150 pounds. In 2016, we expanded services to nine new emerging market countries. UPS Worldwide Express Freight is now available from 66 origin countries to 64 destination countries.

Europe, our largest region outside of the U.S., accounts for approximately half of international revenue and is one of the primary drivers of our growth. To accommodate the strong potential for growth in small package exports, we made a series of enhancements to our ground network that helps reduce transit time for cross-border shipments by one to two days and will result in improved exporting opportunities for customers in Europe. These expansions and enhancements are part of our commitment to invest nearly $2 billion in our European infrastructure by 2019.

Asia-Pacific remains a strategic market due to growth rates in intra-Asia trade and the expanding Chinese economy. To capitalize on these opportunities, we are bringing faster time-in-transit to customers focused on intra-Asia trade, and reducing transit days from Asia to the U.S. and Europe. Through added flight frequencies, we provide our customers the ability to ship next day to more places in the U.S. and Europe, guaranteed, than any other express carrier. We serve more than 40 Asia-Pacific countries and territories through more than two dozen alliances with local delivery companies that supplement company-owned operations.

The investments we are making to expand our network and improve service levels have already created a strong foundation, contributing to 30% incremental profit growth over the last two years. Excluding any impacts from foreign currency, we expect this positive momentum in our core International business model to continue going forward.

Supply Chain & Freight Reporting Segment

The Supply Chain & Freight reporting segment consists of our forwarding and logistics services, truckload freight brokerage, UPS Freight and our financial offerings through UPS Capital. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services, with complementary financial and information services. Outsourcing of non-core logistics activity is a strategy more and more companies are pursuing. With increased competition and growth opportunities in new markets, businesses require flexible and responsive supply chains to support their business strategies. We meet this demand by offering a broad array of supply chain services in over 195 countries and territories.
Freight Forwarding
We are one of the largest U.S. domestic air freight carriers and among the top international air freight forwarders globally. We offer a portfolio of guaranteed and non-guaranteed global air freight services. Additionally, as one of the world’s leading non-vessel operating common carriers, we provide ocean freight full-container load, less-than-container load and multimodal transportation services between most major ports around the world.
Truckload Freight Brokerage (Coyote)

In 2015, we acquired Coyote Logistics Midco, Inc ("Coyote"), a U.S.-based truckload freight brokerage company. We successfully integrated this large-scale truckload freight brokerage and transportation management services operation into our Supply Chain & Freight reporting segment, and have seen significant synergies in the areas of purchased transportation, backhaul utilization, cross-selling to customers, technology systems and industry best practices. Coyote's access to our UPS fleet combined with its broad carrier network has created a customized capacity solution for all markets, customers and situations. Moreover, Coyote has been able to cross-sell UPS services (such as air freight, customs brokerage and global freight forwarding) to its customer base.
Global Logistics and Distribution
UPS Logistics offers the following services:

•	We provide value-added distribution services to customers through our global network of company-owned and leased warehouse facilities.

•
UPS Post Sales enables customers and end users to support equipment and devices after they have been delivered or installed in the field. We leverage our global network of over 950 field stocking locations ("FSL") to ensure the right parts are in the right place, at the right time. Our network of FSLs span more than 110 countries around the globe.

•
UPS Mail Innovations offers an efficient, cost-effective method for sending lightweight parcels and flat mail to global addresses from the U.S. We pick up customers' domestic and international mail and then sort, post, manifest and expedite the secured mail containers to the destination postal service for last-mile delivery.

•
UPS Express Critical provides urgent, secure transportation for time-sensitive and high-value goods. The service is designed to complement UPS's core parcel and air freight services. It includes same-day, next-flight-out and door-to-door ground services, including specialized charter and hand-carry services for both light and heavyweight shipments.

•
In 2016, we expanded our healthcare capabilities by acquiring Marken, a global provider of supply chain solutions to the life sciences industry, primarily serving the clinical trials logistics space. Clinical trials are subject to strict regulatory compliance, require temperature-controlled logistics services and are typically global in reach. Marken operates a global network of clinical supply chain services to meet the increasingly complex demands of its clients. The acquisition of Marken follows multiple acquisitions that have expanded our healthcare logistics services portfolio.

UPS Freight
UPS Freight offers regional, inter-regional and long-haul less-than-truckload ("LTL") services, as well as full truckload services, in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. UPS Freight provides reliable LTL service backed by a day-definite, on-time guarantee at no additional cost. Additionally, user-friendly shipping, visibility and billing technology offerings including UPS WorldShip®, Quantum View and UPS Billing Center, allow freight customers to create electronic bills of lading, monitor shipment progress and reconcile shipping charges.
Customs Brokerage
We are among the world’s largest customs brokers by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. We provide our customers with customs clearance, trade management and international trade consulting services.

UPS Capital

UPS Capital provides financial, insurance and payment services to help protect companies from risk and leverage cash in their supply chains. With services available in over 21 countries, UPS Capital and its affiliates support all aspects of the order-to-cash cycle, including financing inventory warehoused overseas, insuring shipments and providing payment solutions. The UPS Capital suite of cargo and credit insurance, trade finance and payment solutions is designed to help customers protect their assets and keep their businesses running smoothly. With the acquisitions of Parcel Pro™ and the Insured Parcel Services business of G4S International Logistics in 2015, UPS Capital now offers insured transportation of high-value goods including loose stones, finished jewelry and wristwatches.
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
We pursue sustainable business practices worldwide through operational efficiency, fleet and fuel advances, facility engineering projects and conservation-enabling technology and service offerings. We help our customers do the same. We consider stakeholder engagement an essential aspect of corporate governance and regularly collaborate with a diverse set of global stakeholders on sustainability issues. Our most material global sustainability issues primarily involve our energy use, emissions and workplace policies. UPS established an enterprise-wide target to reduce the carbon intensity of our operations by 20% by 2020, using 2007 as a baseline. As of 2015, we achieved a 14.5% reduction toward this goal as a result of successfully executing greenhouse gas reduction strategies in our ground, air and facility operations.
Sustainability highlights in 2016 include:

•	One of Corporate Responsibility’s “100 Best Corporate Citizens” for the 7th consecutive year.

•	Recognized by Ethisphere Institute as one of the “World’s Most Ethical Companies” for the 10th consecutive year.

•
Recognized as a constituent of the Dow Jones Sustainability North America Index for the 12th consecutive year; in addition, we were included on the Dow Jones Sustainability World Index for the 4th consecutive year.

•	Recognized as a constituent of the NASDAQ OMX Global Sustainability Index for the 7th consecutive year.

•	Recognized at the Leadership level of CDP's climate performance review.

•	Included for the 3rd consecutive time on Points of Light's Civic 50, which recognizes the most community-minded companies in the US.
More information on how we address our most significant sustainability issues is available in the UPS Corporate Sustainability Report and on the UPS Sustainability website at www.ups.com/sustainability.

Community
We believe that strong communities are vital to the success of our company. By combining our philanthropy with the volunteer time and talents of our employees, we help drive positive change for organizations and communities in need across the globe. The highlights of our corporate citizenship efforts in 2016 include:

•	Local non-profits around the world received nearly 2.7 million hours of volunteer service from our employees participating in our Neighbor-to-Neighbor program.

•
The UPS Foundation, which oversees corporate citizenship efforts for the company, invested nearly $117 million in donations of both cash and in-kind services to global causes, primarily in four focus areas—community safety, environmental sustainability, diversity and volunteerism.

•	Our employees, both active and retired, contributed approximately $57 million to United Way, which was matched by a corporate contribution of nearly $9 million.

•
Through The UPS Foundation we have the opportunity to support our global communities to offset carbon, support clean water, reduce poverty and help individuals sustain their lives through the planting of trees. The UPS Global Forestry Initiative, which began in 2013, is the signature program of The UPS Foundation’s Environmental Focus area. By the end of 2016, we have supported the planting of seven million trees worldwide.

•
We continued to aid communities impacted by disasters through our UPS Humanitarian Relief and Resilience program, by providing our logistics expertise, skilled volunteers, capacity building support and in-kind services. In 2016, we coordinated more than 450 humanitarian relief shipments across 53 countries and provided funding and logistics support to strengthen long-term recovery efforts of communities impacted by over 20 world disasters including the Global Refugee Crisis, Hurricane Matthew and the Japan Earthquake.

•
Nearly 8,500 teenagers and novice drivers in the U.S., Canada, the U.K., Germany, Mexico and China participated in UPS Road Code. This safety program for new drivers features our employees as instructors – a role where they share driving knowledge and safety tips amassed over our long history of safe driving.

Reputation
Great brands require connecting with customers, investors and other stakeholders with honesty and transparency. In working to develop these connections, we regularly receive high accolades from independent brand and reputation evaluations.
In 2016, we continued to be ranked highly by the following:
•Forbes’ 2016 ranking of "The World's Most Valued Brands",
•Interbrand’s "Best Global Brands,2016",
•2016 FORTUNE Magazine's list of "World's Most Admired Companies",
•2016 Gartner Magic Quadrant for the Third-Party Logistics Leader, Worldwide, and
•WPP's BrandZ "Top 100 Most Valuable Global Brands" 2016 survey by Millward Brown Optimor.
Employees
The strength of our company is our people, working together with a common purpose. We had more than 434,000 employees (excluding temporary seasonal employees) as of December 31, 2016, of which 355,000 are in the U.S. and 79,000 are located internationally. Our global workforce includes approximately 78,000 management employees (38% of whom are part-time) and 356,000 hourly employees (47% of whom are part-time).
As of December 31, 2016, we had approximately 268,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (“Teamsters”). During 2014, the Teamsters ratified a new national master agreement with UPS that will expire on July 31, 2018.
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. On August 31, 2016, the IPA members voted to ratify a new five-year labor contract. Terms of the agreement became effective September 1, 2016 and run through September 1, 2021. The economic provisions in the agreement included pay increases, signing bonuses and enhanced pension benefits.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. We are currently in negotiations with Teamsters Local 2727. In addition, approximately 3,000 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.

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
We recognize employees for health, wellness, and safety accomplishments. We provide education programs which promote the health and wellness of employees, their families and the safety of our global operations. We are committed to fostering the most effective safety practices in our work environment. By maintaining our high safety standards, we contribute to the well-being of our people, the company and the communities we serve.
Competition
UPS is a global leader in logistics. We offer a broad array of services in the package and freight delivery industry and, therefore, compete with many different local, regional, national and international logistics providers. Our competitors include worldwide postal services, various motor carriers, express companies, freight forwarders, air couriers and others, including startups that combine technology with crowdsourcing to focus on local market needs. Through our supply chain service offerings, we compete with a number of providers in the supply chain, financial services and information technology industries.
Competitive Strengths
Our competitive strengths include:
Global Network.    We believe that our integrated global ground and air network is the most extensive in the industry. We provide all types of package service (air, ground, domestic, international, commercial and residential) through a single pick-up and delivery service network. We also have extensive air freight, ocean freight, ground freight and logistics networks that provide additional capabilities in the global transportation and logistics market.
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
Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.6 million pickup customers and 8.7 million delivery customers daily. Cross-selling small package, supply chain and freight services across our customer base is an important growth mechanism for UPS.

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
Government Regulation
We are subject to numerous laws and regulations in connection with our package and non-package businesses in the countries in which we operate. Certain of these laws and regulations are summarized below.
Air Operations
The U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and the U.S. Department of Homeland Security, through the Transportation Security Administration (“TSA”), have regulatory authority over United Parcel Service Co.’s (“UPS Airlines’”) air transportation services. The Federal Aviation Act of 1958, as amended, is the statutory basis for DOT and FAA authority and the Aviation and Transportation Security Act of 2001, as amended, is the basis for TSA aviation security authority.
The DOT’s authority primarily relates to economic aspects of air transportation, such as insurance requirements, discriminatory pricing, non-competitive practices, interlocking relations and cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices, and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. International operating rights for U.S. airlines are usually subject to bilateral agreements between the U.S. and foreign governments or, in the absence of such agreements, by principles of reciprocity. We are also subject to current and potential aviation regulations imposed by foreign governments in the countries in which we operate, including registration and license requirements and security regulations. UPS Airlines has international route operating rights granted by the DOT and we may apply for additional authorities when those operating rights are available and are required for the efficient operation of our international network. The efficiency and flexibility of our international air transportation network is dependent on DOT and foreign government regulations and operating restrictions.
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
Ground Operations
Our ground transportation of packages in the U.S. is subject to regulation by the DOT and its agency, the Federal Motor Carrier Safety Administration (the “FMCSA”) and the states’ jurisdiction with respect to the regulation of operations, safety, insurance and hazardous materials. We also must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours of service for drivers. We are subject to similar regulation in many non-U.S. jurisdictions.
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
Customs
We are subject to the customs laws in the countries in which we operate, regarding the import and export of shipments, including those related to the filing of documents on behalf of client importers and exporters. Our activities, including customs brokerage and freight forwarding, are subject to regulation by the Bureau of Customs and Border Protection, the TSA, the U.S. Federal Maritime Commission and the DOT.
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
Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency (“EPA”), is authorized to establish standards governing aircraft noise. Our aircraft fleet is in compliance with current noise standards of the federal aviation regulations. Our international operations are also subject to noise regulations in certain countries in which we operate.
Communications
Because of our extensive use of radio and other communication facilities in our aircraft and ground transportation operations, we are subject to the Federal Communications Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses our activities pertaining to satellite communications.
Where You Can Find More Information
We maintain a website at www.ups.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website www.investors.ups.com as soon as reasonably practical after we electronically file or furnish the reports to the SEC. However, information on these websites is not incorporated by reference into this report or any other report filed with or furnished to the SEC.

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
Our Corporate Governance Guidelines and the Charters for our Audit Committee, Compensation Committee, Risk Committee and Nominating and Corporate Governance Committee are also available in the governance section of our investor relations website.
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
We conduct operations in over 220 countries and territories. Our U.S. and international operations are subject to normal cycles affecting the economy in general, as well as the local economic environments in which we operate. The factors that create cyclical changes to the economy and to our business are beyond our control, and it may be difficult for us to adjust our business model to mitigate the impact of these factors. In particular, our business is affected by levels of industrial production, consumer spending and retail activity and our business, financial position and results of operations could be materially affected by adverse developments in these aspects of the economy. The United Kingdom’s vote to leave the European Union could result in economic uncertainty and instability, resulting in fewer goods being transported globally.
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
Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risk associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We mitigate our exposure to changing fuel prices through our indexed fuel surcharges and we may also enter into hedging transactions from time to time. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges may result in a mix shift from our higher-yielding air products to lower-yielding ground products or an overall reduction in volume. There can be no assurance that our hedging transactions will be effective to protect us from changes in fuel prices. Moreover, we could experience a disruption in energy supplies, including our supply of gasoline, diesel and jet fuel, as a result of war, actions by producers or other factors beyond our control, which could have an adverse effect on our business.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our franchised center locations also are reliant on the use of information technology systems to manage their business processes and activities.  Our information technology systems (as well as those of our franchisees), some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, malicious insiders, telecommunication failures, user errors or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or other coordinated attacks that may cause service outages or other interruptions in our business. In addition, breaches in security could expose us, our customers and franchisees, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Severe weather conditions and other natural or manmade disasters, including storms, floods, fires or earthquakes, epidemics or pandemics, conflicts or unrest, or terrorist attacks may result in decreased revenues, as our customers reduce their shipments, or increased costs to operate our business, which could have an adverse effect on our results of operations for a quarter or year. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.

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
Our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in some of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation and historically low discount rates that we use to value our benefit plan obligations. Continually increasing health care costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our benefit plans. The new national master agreement with the IBT includes changes that are designed to mitigate certain of these health care expenses, but there can be no assurance that our efforts will be successful or that the failure or success of these efforts will not adversely affect our business, financial position, results of operations or liquidity.
We participate in a number of trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans will be determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 in the event that a plan enters critical status, and our contributions are not sufficient to satisfy any rehabilitation plan funding schedule). In future collective bargaining negotiations, we could agree to make significantly higher future contributions to improve the funded status of one or more of these plans. The funded status of these multiemployer plans is impacted by various factors, including investment performance, health care inflation, changes in demographics and changes in participant benefit levels. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity could result from our participation in these plans.

In addition to our on-going multiemployer pension plan obligations, we may have additional exposure with respect to benefits earned in the Central States Pension Fund (the "CSPF"). UPS was a contributing employer to the CSPF until 2007 when we withdrew from the plan and fully funded our allocable share of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters, UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants retiring on or after January 1, 2008 in the event that benefits are lawfully reduced by the CSPF in the future.
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
The CSPF has asserted that it will become insolvent in 2025 which could lead to the reduction of retirement benefits. Although there are numerous factors that could affect the CSPF’s status, if the CSPF were to become insolvent as they have projected, UPS may be required to provide coordinating benefits, thereby increasing the current projected benefit obligation for the UPS/IBT Plan by approximately $4 billion. The CSPF has said that it believes a legislative solution to its funding status is necessary, and we expect that the CSPF will continue to explore options to avoid insolvency.
The potential obligation to pay coordinating benefits from the UPS/IBT Plan is subject to a number of uncertainties, including actions that may be taken by the CSPF, the federal government or others. These actions include whether the CSPF will submit a revised pension benefit reduction plan or otherwise seek federal government assistance, the extent to which benefits are paid by the Pension Benefit Guaranty Corporation, as well as the effect of discount rates and various other actuarial assumptions. Our best estimate, as of the measurement date of December 31, 2016, is that we do not have any liability for additional coordinating benefits of the UPS/IBT Plan. However, there are numerous uncertainties that exist regarding the ultimate resolution of the CSPF situation and the current projected benefit obligation could materially increase as these uncertainties are resolved. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with Accounting Standards Codification Topic 715 - Compensation - Retirement Benefits.
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

Operating Facilities
We own our headquarters, which is located in Atlanta, Georgia and consists of about 745,000 square feet of office space in an office campus, and our UPS Supply Chain Solutions group’s headquarters, which is located in Alpharetta, Georgia and consists of about 310,000 square feet of office space.
We own or lease 33 principal U.S. package operating facilities, which have floor space up to approximately 1.9 million square feet, the largest being our operating facility near Chicago, Illinois, which is designed to streamline shipments between East Coast and West Coast destinations. In total, we own or lease over 1,000 additional package operating facilities in the U.S. The smaller of these facilities have vehicles and drivers stationed for the pick-up and delivery of packages, and capacity to sort and transfer packages. The larger of these facilities also service our vehicles and equipment, and employ specialized mechanical installations for the sorting and handling of packages.We own or lease more than 800 facilities that support our international package operations.
In addition, we own or lease more than 500 facilities, with approximately 33 million square feet of floor space, that support our freight forwarding and logistics operations. We own and operate a logistics campus consisting of approximately 3.7 million square feet in Louisville, Kentucky.
We own or lease approximately 200 UPS Freight service centers with approximately 6 million square feet of floor space. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 217,000 square feet of office space.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, known as Worldport, located in Louisville, Kentucky. The Worldport facility consists of over 5 million square feet and the site includes approximately 600 acres with a sorting capacity of approximately 416,000 packages per hour and includes high-speed conveyor and computer control systems.
Our U.S. regional air hubs are located in Columbia, South Carolina; Dallas, Texas; Ontario, California; Philadelphia, Pennsylvania; and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. Our European air hub is located in Cologne, Germany, and we maintain Asia-Pacific air hubs in Shanghai, China; Shenzhen, China; and Hong Kong. Our regional air hub in Canada is located in Hamilton, Ontario, and our regional air hub for Latin America and the Caribbean is in Miami, Florida.
The UPS International Air Hub at Pudong International Airport was built on land totaling 2.4 million square feet with a sorting capacity of 17,000 packages per hour. This hub links all of China via Shanghai to UPS’s international network, and has direct service to the Americas, Europe and other parts of Asia; it also connects points served in China by UPS through a dedicated service provided by Yangtze River Express, a Chinese all-cargo airline.
We also have an intra-Asia air hub at Shenzhen Bao'an International Airport in China. The Shenzhen facility, which was built on almost one million square feet of land, has a sorting capacity of 18,000 packages per hour and serves as our primary transit hub in Asia.
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

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2016:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Boeing 757-200F	75	—	—	—
Boeing 767-300ERF	59	—	—	—
Airbus A300-600F	52	—	—	—
Boeing MD-11F*	38	—	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 747-8F	—	—	14	14
Other	—	420	—	—
Total	237	420	14	14
*Includes one Boeing MD-11F not in operation pending disposal
We maintain an inventory of spare engines and parts for each aircraft.
All the aircraft we own meet Stage IV federal noise regulations and can operate at airports that have aircraft noise restrictions.
We currently have 14 new Boeing 747-8F cargo aircraft on order to meet increased demand for our air shipping services. The 14 aircraft are to be delivered between 2017 and 2020. We also have options for 14 additional 747-8F cargo aircraft.
Vehicles
We operate a global ground fleet of approximately 114,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 34,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 40,000 containers used to transport cargo in our aircraft.

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
The following is a summary of our class B common stock price activity and dividend information for 2016 and 2015. Our class B common stock is listed on the New York Stock Exchange under the symbol “UPS”.

	High	Low	Close	Dividends Declared
2016:
First Quarter	$106.10	$88.70	$105.47	$0.78
Second Quarter	$107.72	$100.66	$107.72	$0.78
Third Quarter	$111.50	$106.86	$109.36	$0.78
Fourth Quarter	$120.16	$106.84	$114.64	$0.78
2015:
First Quarter	$114.25	$96.59	$96.94	$0.73
Second Quarter	$102.13	$95.38	$96.91	$0.73
Third Quarter	$103.43	$94.46	$98.69	$0.73
Fourth Quarter	$106.80	$96.23	$96.23	$0.73
As of February 8, 2017, there were 153,902 and 18,637 record holders of class A and class B common stock, respectively.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On February 8, 2017, our Board declared a dividend of $0.83 per share, which is payable on March 8, 2017 to shareowners of record on February 21, 2017. This represents a 6% increase from the previous $0.78 quarterly dividend in 2016.
A summary of repurchases of our class A and class B common stock during the fourth quarter of 2016 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31	1.2	1.2	$108.52	$6,706
November 1—November 30	3.5	3.5	114.35	6,306
December 1—December 31	1.3	1.3	117.14	6,154
Total October 1—December 31	6.0	6.0	$113.83

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which replaced an authorization previously announced in 2013. The new share repurchase authorization has no expiration date. We anticipate repurchasing approximately $1.8 billion of shares in 2017.

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
The following graph shows a five year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2011 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average and our class B common stock.

Comparison of Five Year Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
2011
2012
2013
2014
2015
2016
S&P 500
UPS
Dow Jones Transports

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
United Parcel Service, Inc.	$100.00	$103.84	$152.16	$165.35	$154.61	$189.72
Standard & Poor’s 500 Index	$100.00	$115.99	$153.54	$174.54	$176.94	$198.09
Dow Jones Transportation Average	$100.00	$107.49	$151.97	$190.07	$158.22	$192.80

Item 6.	Selected Financial Data
The following table sets forth selected financial data for each of the five years in the period ended December 31, 2016 (in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the Items Affecting Comparability section, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$38,301	$36,747	$35,851	$34,074	$32,856
International Package	12,350	12,149	12,988	12,429	12,124
Supply Chain & Freight	10,255	9,467	9,393	8,935	9,147
Total Revenue	60,906	58,363	58,232	55,438	54,127
Operating Expenses:
Compensation and benefits	34,770	31,028	32,045	28,557	33,102
Other	20,669	19,667	21,219	19,847	19,682
Total Operating Expenses	55,439	50,695	53,264	48,404	52,784
Operating Profit:
U.S. Domestic Package	3,017	4,767	2,859	4,603	459
International Package	2,044	2,137	1,677	1,757	869
Supply Chain and Freight	406	764	432	674	15
Total Operating Profit	5,467	7,668	4,968	7,034	1,343
Other Income and (Expense):
Investment income	50	15	22	20	24
Interest expense	(381)	(341)	(353)	(380)	(393)
Income Before Income Taxes	5,136	7,342	4,637	6,674	974
Income Tax Expense	1,705	2,498	1,605	2,302	167
Net Income	$3,431	$4,844	$3,032	$4,372	$807
Per Share Amounts:
Basic Earnings Per Share	$3.89	$5.38	$3.31	$4.65	$0.84
Diluted Earnings Per Share	$3.87	$5.35	$3.28	$4.61	$0.83
Dividends Declared Per Share	$3.12	$2.92	$2.68	$2.48	$2.28
Weighted Average Shares Outstanding:
Basic	883	901	916	940	960
Diluted	887	906	924	948	969

	As of December 31,
	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Cash and marketable securities	$4,567	$4,726	$3,283	$5,245	$7,924
Total assets	40,377	38,311	35,440	35,553	38,818
Long-term debt	12,394	11,316	9,856	10,824	11,089
Shareowners’ equity	429	2,491	2,158	6,488	4,733

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic environment was mixed in 2016 as relatively stable consumer conditions were somewhat offset by continued weakness in industrial production and soft business investment. U.S. manufacturing has shown positive signs of growth in recent months, reaching a two-year high in the fourth quarter of 2016, and we continue to see modest GDP growth. Consumer confidence reached a high in the fourth quarter of 2016 and there were lower fuel prices coupled with the continuation of steady job growth throughout the year. Holiday retail sales grew 4% in 2016 as compared to last year, mainly driven by online sales, while the holiday season saw many categories of traditional brick and mortar stores struggle. Continued growth in e-commerce and omni-channel retail sales has driven package volume demand for residential products. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth.
Outside the U.S., emerging markets have stabilized in recent months and most developed nations have seen modest growth. The impending exit of the United Kingdom from the European Union creates some uncertainty regarding its impact on global GDP. The uneven nature of economic growth worldwide and fluctuations in currency markets, particularly the strengthening of the U.S. Dollar, have continued shifting trade patterns and weakened demand in certain trade lanes. As a result of these circumstances, we continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
While the worldwide economic environment remained challenging in 2016, we have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our transportation network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements (including several facility automation projects and the accelerated deployment of our On Road Integrated Optimization and Navigation system - "ORION") should continue to increase our network capacity and improve operational efficiency, flexibility and reliability. Additionally, we have continued to utilize newly expanded operating facilities to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Revenue (in millions)	$60,906	$58,363	$58,232	4.4%	0.2%
Operating Expenses (in millions)	55,439	50,695	53,264	9.4%	(4.8)%
Operating Profit (in millions)	$5,467	$7,668	$4,968	(28.7)%	54.3%
Operating Margin	9.0%	13.1%	8.5%
Average Daily Package Volume (in thousands)	19,090	18,324	18,016	4.2%	1.7%
Average Revenue Per Piece	$10.30	$10.37	$10.58	(0.7)%	(2.0)%
Net Income (in millions)	$3,431	$4,844	$3,032	(29.2)%	59.8%
Basic Earnings Per Share	$3.89	$5.38	$3.31	(27.7)%	62.5%
Diluted Earnings Per Share	$3.87	$5.35	$3.28	(27.7)%	63.1%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, income tax expense and effective tax rate. These adjustments reflect the non-comparable items discussed below. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our underlying operations results, and provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Year Ended December 31,
Non-GAAP Adjustments	2016	2015	2014
Operating Expenses:
Defined Benefit Plans Mark-to-Market Charges	$2,651	$118	$1,062
Health & Welfare Plan Charges	—	—	1,102
Total Adjustments to Operating Expenses	2,651	118	2,164
Income Tax Expense (Benefit) from the Items Above	(978)	(39)	(807)
Total Adjustments to Net Income	$1,673	$79	$1,357
These items have been excluded from comparisons of "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, income tax expense and effective tax rate in the discussion that follows. The income tax effects of these adjustments are calculated by multiplying the statutory tax rates applicable in each tax jurisdiction, including the U.S. federal jurisdiction and various U.S. state and non-U.S. jurisdictions, by the adjustments. The blended average of the applicable statutory tax rates in 2016, 2015 and 2014 were 36.9% , 33.1% and 37.2% respectively.
Defined Benefit Plans Mark-to-Market Charges
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor for our pension and postretirement defined benefit plans immediately as part of net periodic benefit cost. We supplement the presentation of our operating profit and operating margin with "adjusted" measures that exclude the impact of the portion of net periodic benefit cost represented by the gains and losses recognized in excess of the 10% corridor and the related income tax effects.
The adjustments made to exclude these mark-to-market adjustments utilize the expected return on plan assets ($2.580 billion, $2.567 billion and $2.343 billion for 2016, 2015 and 2014, respectively) and the discount rates used for determining net periodic benefit cost. The non-adjusted net periodic benefit cost reflects the actual return on plan assets ($1.846 billion, $110 million and $2.600 billion for 2016, 2015 and 2014, respectively) and the discount rates used for measuring the projected benefit obligation as summarized in the table below. We believe excluding these mark-to-market charges from our adjusted results provides important supplemental information that reflects the anticipated long-term cost of our defined benefit plans and provides a benchmark for historical defined benefit cost trends that may provide a useful comparison of year-to-year financial performance without considering the short-term impact of changes in market interest rates, equity prices and similar factors.
In 2016, we recognized pre-tax mark-to-market losses in compensation and benefits expense of $2.651 billion on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. These charges impacted our U.S. Domestic Package segment ($1.908 billion), International Package segment ($425 million) and Supply Chain & Freight segment ($318 million).
In 2015, we recognized pre-tax mark-to-market losses in compensation and benefits expense of $118 million on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. These charges impacted our U.S. Domestic Package segment ($62 million), International Package segment ($44 million) and Supply Chain & Freight segment ($12 million).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In 2014, we recognized pre-tax mark-to-market losses in compensation and benefits expense of $1.062 billion on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. These charges impacted our U.S. Domestic Package segment ($660 million), International Package segment ($200 million) and Supply Chain & Freight segment ($202 million).
The table below indicates the amounts associated with each component of the pre-tax mark-to-market loss, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit costs, for each year:

	Year Ended December 31,
Components of mark-to-market gain (loss) (in millions):	2016	2015	2014
Discount rates	$(1,953)	$1,624	$(954)
Return on assets	(732)	(1,550)	42
Demographic and assumption changes	34	(133)	(150)
Reclassification of prior year unrecognized benefit cost	—	(59)	—
Total mark-to-market gain (loss)	$(2,651)	$(118)	$(1,062)

Weighted-average actuarial assumptions used to determine net periodic benefit cost:	2016	2015	2014
Expected rate of return on plan assets	8.65%	8.66%	8.66%
Actual rate of return on plan assets	6.06%	0.37%	9.45%
Discount rate used for net periodic benefit cost	4.81%	4.36%	5.24%
Discount rate at measurement date	4.34%	4.81%	4.36%
The $2.651, $0.118 and $1.062 billion pre-tax mark-to-market losses for the years ended December 31, 2016, 2015 and 2014, respectively, were comprised of the following components:
2016 - $2.651 billion pre-tax mark-to-market loss:

•
Discount Rates ($1.953 billion pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans decreased from 4.81% at December 31, 2015 to 4.34% at December 31, 2016, primarily due to a decrease in credit spreads on AA-rated corporate bonds in 2016.

•	Return on Assets ($732 million pre-tax loss): In 2016, the actual 6.06% rate of return on plan assets fell short of our expected rate of return of 8.65%, primarily due to weak bond markets.

•
Demographic and Assumption Changes ($34 million pre-tax gain): This represents the difference between actual and estimated participant data and demographic factors, including items such as health care cost trends, compensation rate increases and rates of termination, retirement and mortality.

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

Health and Welfare Plan Charges
In connection with the ratification of our national master agreement with the International Brotherhood of Teamsters ("Teamsters") in 2014, we incurred pre-tax charges totaling $1.102 billion associated with changes in the delivery of healthcare benefits to certain active and retired union employees. These one-time charges are discussed in further detail in the "Collective Bargaining Agreements" section and do not reflect the obligations of our on-going business. We believe adjusting for these charges provides important supplemental information that is reflective of long-term trends and that may provide useful comparison of year-to-year financial performance without considering the short-term impact of one-time health and welfare plan charges.
These charges impacted our U.S. Domestic Package segment ($990 million), International Package segment ($28 million) and Supply Chain & Freight segment ($84 million).
Rate Adjustments
Effective February 6, 2017, the U.S. fuel surcharge will be adjusted weekly and the U.S. Import fuel surcharge percentage will increase and be assessed independently of the U.S. Air and Export fuel surcharge.
Effective January 8, 2017, the Additional Handling charge will be assessed for any package with the longest side exceeding 48 inches, instead of 60 inches. Additionally, we will change the dimensional weight calculation for U.S. domestic services and UPS Standard from Canada import packages subject to UPS Daily rates. Also, transactional requests for refunds under the UPS Service Guarantee will not be paid where timely upload of package-level detail is not provided, as set forth in the UPS Tariff/Terms and Conditions of Service.
Effective December 26, 2016, UPS Ground rates and accessorial charges increased by an average net 4.9%. UPS Air and International services and accessorials, including UPS Air Freight rates within and between the U.S., Canada and Puerto Rico, increased an average net 4.9%. UPS Freight's Density-Based rate tariff will increase an average net of 4.9%.
These rate changes are customary and occur on an annual basis. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Expense Allocations
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2016, 2015 or 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Average Daily Package Volume (in thousands):
Next Day Air	1,379	1,316	1,274	4.8%	3.3%
Deferred	1,351	1,313	1,155	2.9%	13.7%
Ground	13,515	12,969	12,893	4.2%	0.6%
Total Avg. Daily Package Volume	16,245	15,598	15,322	4.1%	1.8%
Average Revenue Per Piece:
Next Day Air	$19.20	$19.66	$20.42	(2.3)%	(3.7)%
Deferred	11.85	11.70	12.57	1.3%	(6.9)%
Ground	7.97	7.98	7.85	(0.1)%	1.7%
Total Avg. Revenue Per Piece	$9.25	9.28	9.25	(0.3)%	0.3%
Operating Days in Period	255	254	253
Revenue (in millions):
Next Day Air	$6,752	$6,570	$6,581	2.8%	(0.2)%
Deferred	4,082	3,903	3,672	4.6%	6.3%
Ground	27,467	26,274	25,598	4.5%	2.6%
Total Revenue	$38,301	$36,747	$35,851	4.2%	2.5%
Operating Expenses (in millions):
Operating Expenses	$35,284	$31,980	$32,992	10.3%	(3.1)%
Defined Benefit Plans Mark-to-Market Charges	(1,908)	(62)	(660)
Health & Welfare Plan Charges	—	—	(990)
Adjusted Operating Expenses	$33,376	$31,918	$31,342	4.6%	1.8%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$3,017	$4,767	$2,859	(36.7)%	66.7%
Adjusted Operating Profit	$4,925	$4,829	$4,509	2.0%	7.1%
Operating Margin	7.9%	13.0%	8.0%
Adjusted Operating Margin	12.9%	13.1%	12.6%
Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2016 and 2015, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
2016/ 2015	4.6%	0.2%	(0.6)%	4.2%
2015/ 2014	2.2%	2.7%	(2.4)%	2.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2016 compared to 2015
Our total volume increased across all products in 2016, largely due to continued growth in e-commerce and overall retail sales and the impact of one additional operating day. Business-to-consumer shipments, which represented more than 48% of total U.S. Domestic Package volume, grew nearly 9% for the year and 11.5% in the fourth quarter, which drove increases in both air and ground shipments. Business-to-business volume remained flat in 2016 due to revenue management initiatives and the overall slowing of the industrial manufacturing sector, offset by increased volume from the retail industry, including the use of our solutions for omni-channel (including ship-from-store and ship-to-store models) and returns shipping.
Next Day Air volume increased 5.2% in 2016, due to strong growth in e-commerce. We also experienced increased volume for our deferred air services in 2016, particularly for those products most aligned with business-to-consumer shipping, such as our residential Second Day Air Package and Three Day Select products partially offset by decreases in our business-to-business deferred air volume.
The increase in ground volume in 2016 was driven by growth in residential ground and SurePost volume while business-to-business shipments remained flat. Accelerating growth in e-commerce drove demand for our SurePost service, with volume increasing 19% in 2016.
2015 compared to 2014
Our total volume increased in 2015, largely due to faster growing premium air products, continued growth in e-commerce and overall retail sales and the impact of one additional operating day. Business-to-consumer shipments, which represented more than 45% of total U.S. Domestic Package volume, grew nearly 3% for the year and drove increases in both air and ground shipments. Business-to-business volume grew 1% in 2015, largely due to increased volume from the retail industry including the use of our solutions for omni-channel (including ship-from-store and ship-to-store models) and returns shipping.
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
Rates and Product Mix
2016 compared to 2015
Overall revenue per piece decreased 0.3% in 2016, and was impacted by changes in base rates, customer and product mix and fuel surcharge rates.
Ground revenue per piece decreased in 2016, primarily due to customer and product mix changes, which adversely impacted revenue per piece as a greater portion of volume in 2016, relative to 2015, came from residential customers and lighter-weight shipments as Surepost volume surged. Additionally, lower fuel surcharge rates contributed to the decline. These drivers more than offset the rate actions taken since the fourth quarter of 2015.
Revenue per piece for Next Day Air products declined in 2016, while our deferred air products increased. All products were negatively impacted by lower fuel surcharge rates. The Next Day Air revenue per piece decline was caused by a shift in customer and product mix as well as an increase in lighter-weight packages. We experienced relatively stronger growth in our lighter-weight business-to-consumer shipments, particularly our Next Day Air Saver product, which have lower average yields than our heavier-weight commercial shipments. Customer mix also adversely impacted Next Day Air revenue per piece, due to faster volume growth among our larger customers, which have a lower average yield than our small and middle-market customers. Deferred revenue per piece increased primarily due to heavier-weight packages partially offset by product mix.

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
2015 compared to 2014
Overall revenue per piece increased 0.3% in 2015, and was impacted by changes in base rates, customer and product mix and fuel surcharge rates.
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

	Year Ended December 31,			% Point Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Next Day Air / Deferred	3.6%	4.8%	10.2%	(1.2)%	(5.4)%
Ground	4.9%	5.5%	7.1%	(0.6)%	(1.6)%
Total domestic fuel surcharge revenue decreased by $219 million in 2016 as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices, partially offset by the overall increase in package volume for the period. In 2015, total fuel surcharge revenue declined by $843 million as a result of lower fuel surcharge rates caused by declining jet and diesel fuel prices; however, the impact of lower fuel prices was partially mitigated by changes to the fuel surcharge indices, as well as the overall increase in package volume for the period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
2016 compared to 2015
Operating expenses for the period increased $3.3 billion, which included a $1.8 billion increase increase in mark-to-market pension charges. Excluding the impact of the defined benefit plan mark-to-market charges, adjusted operating expenses for the segment increased $1.5 billion in 2016, primarily due to pick-up and delivery costs (up $814 million), the cost of operating our domestic integrated air and ground transportation network (up $282 million), the costs of package sorting (up $181 million) and accessorials and indirect operating costs (up $180 million). Adjusted operating expenses were impacted by several factors:

•
We incurred higher employee compensation, largely resulting from an increase in average daily union labor hours (up 4.2%) and growth in the overall size of the workforce partially offset by lower wage rates.

•	Employee benefit costs increased, largely due to increased employee healthcare, pension expense and workers' compensation expense.

•
We incurred lower fuel expense in 2016 primarily due to lower fuel prices and an increase in average miles per gallon. This was partially offset by higher fuel usage (due to an increase in aircraft block hours and vehicle miles driven.)

•	We incurred higher expenses for purchased transportation due to higher volume, partially offset by lower fuel surcharge rates passed to us from third-party carriers.
Total cost per piece increased 5.5% in 2016 compared to 2015 and was primarily impacted by a 540 basis point increase due to the defined benefit plan mark-to-market charge and the cost increases described previously. These increases were partially offset by the continued deployment of ORION, which has contained the growth of average daily vehicle miles driven, and the increased redirect of SurePost volume to optimize delivery density on UPS vehicles, which has reduced the delivery costs for business-to-consumer shipments.
2015 compared to 2014
Operating expenses decreased $1 billion in 2015, primarily due to $1.6 billion of health and welfare plan charges in 2014 that did not recur in 2015 and significantly less pension mark-to-market charges in 2015 compared to 2014. Excluding the impact of the health and welfare plan charges and pension mark-to-market charges, adjusted operating expenses for the segment increased $576 million in 2015, primarily due to pick-up and delivery costs (up $602 million), the costs of package sorting (up $172 million) and indirect operating costs (up $122 million). The cost increases were partially offset by a reduction in the cost of operating our domestic integrated air and ground transportation network (down $319 million). These costs were impacted by several factors:

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

Total cost per piece decreased 5.2% in 2015 compared to 2014 and was primarily impacted by a 480 basis point decrease due to the defined benefit plan mark-to-market charge and the cost increases described previously. Productivity improvements have continued to be realized through adjusting our air and ground networks to better match volume levels and utilizing technology to increase package sorting and delivery efficiency. The continued deployment of ORION has contained the average daily vehicle miles driven (down 0.4%) even as package volume increased (up 1.8%).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
2016 compared to 2015
Operating profit decreased $1.8 billion in 2016 compared with 2015, primarily due to a $1.8 billion increase in mark-to-market pension charges to operating expense. Operating margin decreased 510 basis points to 7.9%. Adjusted operating profit increased $96 million in 2016 compared with 2015, while the adjusted operating margin decreased 20 basis points to 12.9%. Revenue growth from increased volume and enhanced productivity through the continued deployment of ORION technology resulted in higher operating profit, but was offset by an unfavorable shift in customer and product mix, especially in the fourth quarter. The net impact of fuel also negatively impacted operating profit as fuel surcharge revenue decreased faster than fuel expense.
2015 compared to 2014
Operating profit increased $1.9 billion in 2015 compared with 2014, primarily due to $1.6 billion of health and welfare plan charges and pension mark-to-market charges that were significantly less in 2015. Operating margin increased 500 basis points to 13.0%. Adjusted operating profit increased $320 million in 2015 compared with 2014, while the adjusted operating margin increased 50 basis points to 13.1%. Overall volume growth allowed us to better leverage our transportation network, leading to improved productivity (resulting in a lower cost per piece) discussed previously. This was slightly offset by higher pension and healthcare costs, contractual union wage increases and the negative impact of fuel (fuel surcharge revenue decreased faster than fuel expense).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Year Ended December 31,			% Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Average Daily Package Volume (in thousands):
Domestic	1,635	1,575	1,579	3.8%	(0.3)%
Export	1,210	1,151	1,115	5.1%	3.2%
Total Avg. Daily Package Volume	2,845	2,726	2,694	4.4%	1.2%
Average Revenue Per Piece:
Domestic	$5.85	$6.06	$6.97	(3.5)%	(13.1)%
Export	30.38	31.10	33.98	(2.3)%	(8.5)%
Total Avg. Revenue Per Piece	$16.29	$16.63	$18.15	(2.0)%	(8.4)%
Operating Days in Period	255	254	253
Revenue (in millions):
Domestic	$2,441	$2,425	$2,784	0.7%	(12.9)%
Export	9,374	9,092	9,586	3.1%	(5.2)%
Cargo & Other	535	632	618	(15.3)%	2.3%
Total Revenue	$12,350	$12,149	$12,988	1.7%	(6.5)%
Operating Expenses (in millions):
Operating Expenses	$10,306	$10,012	$11,311	2.9%	(11.5)%
Defined Benefit Plan Mark-to-Market Charges	(425)	(44)	(200)
Health & Welfare Plan Charges	—	—	(28)
Adjusted Operating Expenses	$9,881	$9,968	$11,083	(0.9)%	(10.1)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$2,044	$2,137	$1,677	(4.4)%	27.4%
Adjusted Operating Profit	$2,469	$2,181	$1,905	13.2%	14.5%
Operating Margin	16.6%	17.6%	12.9%
Adjusted Operating Margin	20.0%	18.0%	14.7%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(138)	$(880)
Operating Expenses				146	858
Operating Profit				$8	$(22)

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2016 and 2015, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
2016/ 2015	4.8%	(1.2)%	(0.8)%	(1.1)%	1.7%
2015/ 2014	1.6%	1.9%	(3.2)%	(6.8)%	(6.5)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2016 compared to 2015
Our overall average daily volume increased in 2016, largely due to continued strength in business-to-consumer volume, as well as strong demand from several sectors including retail, industrial, high-tech and healthcare.
We continued to experience export volume growth in 2016. The growth was mainly driven by our European and Asian operations, which experienced increases in volume to all regions of the world. European export volume increased in 2016, with particular strength in the Europe-to-U.S. and intra-Europe trade lanes. Asia export volume also increased in 2016, with growth in all trade lanes. However, U.S. export volume declined largely due to the impact of the stronger U.S. Dollar. Export volume growth was distributed across all products led by our Worldwide Express product.
The increase in domestic volume in 2016 was primarily due to growth in Italy, France, Turkey and Mexico.
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
Rates and Product Mix
2016 compared to 2015
Total average revenue per piece decreased 2.0% in 2016 impacted by a 110 basis point reduction from currency as well as lower fuel surcharge rates. These factors were partially offset by an increase in base rates, lower discounts and a shift in product mix as the growth in premium products continued to exceed the growth in our standard products.
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
Export revenue per piece decreased 2.3% in 2016, impacted by a 50 basis point reduction from currency as well as lower fuel surcharge rates. These factors were partially offset by an increase in base rate, lower discounts and favorable package weight and characteristics.
Domestic revenue per piece decreased 3.5% in 2016, impacted by a 380 basis point reduction from currency as well as lower fuel surcharge rates. These factors were partially offset by an increase in base rates.
2015 compared to 2014
Total average revenue per piece decreased 8.4% in 2015 impacted by a 700 basis point reduction from currency as well as lower fuel surcharge revenues (discussed in detail under Fuel Surcharges). These factors were partially offset by the increases in base rates and revenue management activities.

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
Export revenue per piece decreased 8.5% in 2015 impacted by a 480 basis point reduction from currency as well as lower fuel surcharge revenues. These factors were partially offset by the increases in base rates and disciplined yield and growth initiatives in Europe.
Domestic revenue per piece decreased 13.1% in 2015 impacted by a 1,490 basis point reduction from currency as well as lower fuel surcharge revenues. These factors were partially offset by the increases to base rate and disciplined yield and growth initiatives in Europe and Canada.
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
Total international fuel surcharge revenue decreased by $119 million in 2016, primarily due to price reductions in the fuel surcharge indices; however, this was partially offset by an increase in volume and changes in mix. Total international fuel surcharge revenue decreased by $516 million in 2015, primarily due to lower fuel prices; however, this was partially offset by an increase in volume and pricing changes made to the fuel surcharge indices.
Operating Expenses
2016 compared to 2015
Overall operating expenses increased by $294 million, which included a $381 million increase in mark-to-market pension charges. Excluding the impact of the defined benefit plan mark-to-market charges, adjusted operating expenses for the segment decreased $87 million in 2016 primarily due to currency exchange rate movements and lower fuel expense.
Operating expenses were impacted by changes in the cost of operating our international integrated air and ground network, which decreased $40 million, as well as pick-up and delivery costs, which decreased $143 million. The decreases in network and pick-up and delivery costs were largely due to the impact of currency exchange rate movements and lower fuel expense. Network cost reductions were somewhat offset by an increase in aircraft block hours (up 1.2% in 2016), driven by a 5.1% increase in international export volume and continuing air product service enhancements.
Operating expenses were also impacted in 2016 by a $96 million increase in indirect overhead, package sorting costs and other gains and losses.The total cost per piece for the segment decreased 1.8% in 2016.
2015 compared to 2014
Overall operating expenses decreased $1.299 billion in 2015, which included $156 million decrease due to mark-to-market pension adjustments. Overall adjusted operating expenses for the segment decreased $1.115 billion in 2015. This decrease was mostly due to currency exchange rate movements ($858 million) and lower fuel expense.
The decrease in operating expenses was impacted by the cost of operating our international integrated air and ground network, which decreased $617 million, as well as pick-up and delivery costs, which decreased $332 million. The decreases in network and pick-up and delivery costs were largely due to the impact of currency exchange rate movements, lower fuel expense and a reduction in expense for outside transportation carriers (due to lower fuel surcharges passed to us from the carriers). Additionally, network costs were mitigated by restraining the growth in aircraft block hours (down 1.1% in 2015), as a result of ongoing modifications to our air network; this was achieved with a 3.2% increase in international export volume and continuing air product service enhancements.

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
The total cost per piece for the segment decreased 12.9% in 2015 impacted by a 147 basis point reduction in currency.
Operating Profit and Margin
2016 compared to 2015
Operating profit decreased $93 million in 2016 compared with 2015, which included a $381 million increase in operating expenses due to mark-to-market pension adjustments. Operating margin decreased 100 basis points to 16.6%. Adjusted operating profit increased by $288 million in 2016, while the adjusted operating margin increased 200 basis points to 20.0%. Operating profit and margin were positively affected by several factors including base rate increases, modifications to the fuel surcharge indices and currency exchange rate movements (including our currency hedging gains).
2015 compared to 2014
Operating profit increased $460 million in 2015 compared with 2014, which included a $156 million decrease in operating expenses due to mark-to-market pension adjustments. Operating margin increased 470 basis points to 17.6%. Adjusted operating profit increased by $276 million in 2015, while the adjusted operating margin increased 330 basis points to 18.0%. Operating profit and margin were positively affected by several factors including base rate increases, modifications to the fuel surcharge indices and the net impact of fuel (fuel expense declined at a faster rate than fuel surcharge revenue). These items were partially offset by the net impact of currency exchange rate movements (including our currency hedging gains), which reduced operating profit by $22 million when comparing 2015 with 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Freight LTL Statistics:
Revenue (in millions)	$2,384	$2,479	$2,633	(3.8)%	(5.8)%
Revenue Per Hundredweight	$23.44	$22.94	$22.64	2.2%	1.3%
Shipments (in thousands)	9,954	10,433	10,762	(4.6)%	(3.1)%
Shipments Per Day (in thousands)	39.3	41.2	42.5	(4.6)%	(3.1)%
Gross Weight Hauled (in millions of lbs)	10,167	10,808	11,632	(5.9)%	(7.1)%
Weight Per Shipment (in lbs)	1,021	1,036	1,081	(1.4)%	(4.2)%
Operating Days in Period	253	253	253
Revenue (in millions):
Forwarding and Logistics	$6,793	$5,900	$5,758	15.1%	2.5%
Freight	2,736	2,881	3,048	(5.0)%	(5.5)%
Other	726	686	587	5.8%	16.9%
Total Revenue	$10,255	$9,467	$9,393	8.3%	0.8%
Operating Expenses (in millions):
Operating Expenses	$9,849	$8,703	$8,961	13.2%	(2.9)%
Defined Benefit Plans Mark-to-Market Charges	(318)	(12)	(202)
Health & Welfare Plan Charges	—	—	(84)
Adjusted Operating Expenses	$9,531	$8,691	$8,675	9.7%	0.2%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$406	$764	$432	(46.9)%	76.9%
Adjusted Operating Profit	$724	$776	$718	(6.7)%	8.1%
Operating Margin	4.0%	8.1%	4.6%
Adjusted Operating Margin	7.1%	8.2%	7.6%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$(56)	$(249)
Operating Expenses				59	279
Operating Profit				$3	$30

*	Amount represents the change compared to the prior year.
In August 2015, we acquired Coyote Logistics Midco, Inc ("Coyote"), a truckload freight brokerage company. Coyote's financial results are included in the above table within Forwarding and Logistics from the date of the acquisition, which has impacted the year-over-year comparability of revenue, operating expenses and operating profit.
In December 2016, we acquired Marken, a global provider of supply chain solutions to the life sciences industry and leader in clinical trials material storage and distribution. Marken's financial results are included in the above table within Forwarding and Logistics from the date of the acquisition and were not material to our results of operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
2016 compared to 2015
Total revenue for the Supply Chain & Freight segment increased $788 million in 2016 compared to 2015. Forwarding and Logistics revenue increased $893 million in 2016 compared with 2015, primarily due to the Coyote acquisition midway through the third quarter of 2015. The increase was driven by Coyote, offset by a combination of volume and tonnage declines in our North American air freight and international air freight businesses (impacted by management focus to reduce lower-yielding accounts and softer market conditions). Additionally, revenue was adversely impacted by currency exchange rate movements and lower fuel surcharge rates (due to declining fuel prices). Revenue for our logistics products increased in 2016 as there was growth in our mail services and retail, aerospace, healthcare and automotive solutions.
UPS Freight revenue decreased $145 million in 2016, driven by lower tonnage (down 5.9% from the prior year) and a $73 million decrease in fuel surcharge revenue due to lower diesel fuel prices. The decline in shipments and the reduction in the weight per shipment were impacted by revenue management initiatives, an overall decline in market demand and customer mix. LTL revenue per hundredweight increased as LTL base rate increases averaging 4.9% took effect on October 26, 2015 and September 19, 2016.
Revenue for the other businesses within Supply Chain & Freight increased $40 million in 2016 due to revenue growth at UPS Capital Corporation, UPS Customer Solutions and the UPS Store.
2015 compared to 2014
Total revenue for the Supply Chain & Freight segment increased $74 million in 2015 compared to 2014. Forwarding and Logistics revenue increased $142 million in 2015 compared with 2014 primarily due to the Coyote acquisition midway through the third quarter of 2015. The increase driven by Coyote was partially offset by adverse impact of currency exchange rate movements, lower fuel surcharge rates (due to declining fuel prices) and volume and tonnage declines in our North American air freight and international air freight businesses (impacted by management focus on reducing lower-yielding accounts). Revenue for our logistics products increased in 2015, as we experienced solid growth in our healthcare and aerospace solutions.
UPS Freight revenue decreased $167 million in 2015, driven by lower tonnage of 7.1% and a $157 million decrease in fuel surcharge revenue due to lower diesel fuel prices. The decline in average daily shipments and the reduction in weight per shipment was impacted by revenue management initiatives, customer mix and an overall decline in market demand. LTL revenue per hundredweight increased slightly, as LTL base rate increases averaging 4.9% took effect on December 29, 2014, covering non-contractual shipments in the United States, Canada and Mexico.
Revenue for the other businesses within Supply Chain & Freight increased $99 million in 2015 due to revenue growth from our service contracts with the U.S Postal Service and at The UPS Store, UPS Capital and UPS Customer Solutions.
Operating Expenses
2016 compared to 2015
Supply Chain & Freight operating expenses for the period increased $1.1 billion, which included a $306 million increase in mark-to-market pension charges. Forwarding and Logistics operating expenses increased $910 million, largely due to the acquisition of Coyote during the third quarter of 2015 and the increase in mark-to-market pension adjustment, partially offset by the impact of currency exchange rate movements and lower fuel expense. Purchased transportation expense increased by $862 million compared to 2015 largely due to the acquisition of Coyote. These increases were partially offset by a combination of lower volume and tonnage in our North American air freight and international air freight forwarding businesses, lower buy rates due to softer market conditions and the impact of foreign exchange rates.
UPS Freight operating expenses decreased $103 million in 2016 compared with 2015, primarily as a result of decreases in our network costs ($58 million) and pick-up and delivery costs ($34 million), offset in part by the increased mark-to-market pension charges. The declines in network costs and pick-up and delivery expenses were driven by a reduction in fuel expense and expense for outside transportation carriers (due to lower LTL volume and fuel surcharges passed to us by outside carriers). Total cost per LTL shipment increased by 2.7% compared with 2015 due to operating expenses declining at a faster rate than the reduction in tonnage and shipments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other expenses for the other businesses within Supply Chain & Freight increased $33 million in 2016 compared with 2015 primarily due to UPS Capital, UPS Customer Solutions and the UPS Store.
2015 compared to 2014
Supply Chain & Freight operating expenses for the period decreased $258 million, which included a $190 million decrease due to the mark-to-market pension adjustments. Additionally, there were no health and welfare plan charges for 2015. Forwarding and Logistics operating expenses increased $91 million in 2015 compared with 2014. This increase was largely due to the acquisition of Coyote during the third quarter of 2015, partially offset by the impact of currency exchange rate movements, lower fuel expense and the mark-to-market adjustment. Purchased transportation expense increased by $37 million in 2015 due to the acquisition of Coyote offset by lower tonnage, fuel expense and the impact of foreign currency exchange rates. The remaining operating expense increase was related to several other expense categories, including payroll and benefits expense.
UPS Freight operating expenses decreased $151 million in 2015 compared with 2014. Total cost per LTL shipment decreased 1.9%, which was partially offset by the decrease in the mark-to-market pension charges and health and welfare changes. The decrease in operating expense was also due to the cost associated with operating our linehaul network (which decreased $142 million) and decreases in pick-up and delivery expenses. The decreases in network costs and pick-up and delivery expenses were driven by a reduction in fuel expense and expense for outside transportation carriers (largely due to lower LTL volume and fuel surcharges passed to us from the carriers).
Operating expenses for the other businesses within Supply Chain & Freight increased $76 million in 2015 compared with 2014 primarily due to UPS Capital and our service contracts with the U.S. Postal Service.
Operating Profit and Margin
2016 compared to 2015
Supply Chain & Freight operating profit decreased $358 million in 2016 compared with 2015, which includes a $306 million increase in the mark-to-market pension adjustments. Operating profit for Forwarding and Logistics, which includes Coyote, decreased $17 million in 2016 compared with 2015. Operating results for the North American air freight and international air freight forwarding businesses declined, as buy and sell spreads for capacity decreased. Profitability in ocean freight slightly declined due to margin compression from soft market conditions. Operating profit for the logistics unit increased slightly from 2016 compared to 2015.
Operating profit for the freight unit decreased $42 million in 2016 compared with 2015, as a decline in tonnage and increase in pension cost more than offset the increased LTL revenue per hundredweight realized during the year.
The combined operating profit for all of our other businesses in this segment increased $7 million in 2016, primarily due to higher operating profit at UPS Capital, UPS Customer Solutions and the UPS Store.
2015 compared to 2014
Supply Chain & Freight operating profit increased $332 million in 2015 compared with 2014, which includes a $190 million decrease in the mark-to-market pension adjustments and a $84 million decrease in health and wealth plan change. Operating profit for the Forwarding and Logistics unit increased by $51 million in 2015 compared with 2014, primarily due to improved results in our international air business, partially offset by the impact of Coyote acquisition costs. The net impact of fuel costs and revenue management initiatives had a positive impact on operating profit. Operating results for the international air forwarding business improved, as the rates at which we procure capacity from third-party air carriers decreased faster than the rates we charge our customers. Profitability in our ocean freight unit grew largely as a result of transportation expense decreasing at a faster rate than the rates we charge our customers. However, operating profit for the logistics unit declined, as investments in technology and infrastructure continued to pressure distribution margins during 2015.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses

	Year Ended December 31,			% Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Operating Expenses (in millions):
Compensation and Benefits:	$34,770	$31,028	$32,045	12.1%	(3.2)%
Defined Benefit Plans Mark-to-Market Charges	(2,651)	(118)	(1,062)
Health & Welfare Plan Charges	—	—	(1,102)
Adjusted Compensation and Benefits	32,119	30,910	29,881	3.9%	3.4%

Repairs and Maintenance	1,538	1,400	1,371	9.9%	2.1%
Depreciation and Amortization	2,224	2,084	1,923	6.7%	8.4%
Purchased Transportation	9,129	8,043	8,460	13.5%	(4.9)%
Fuel	2,118	2,482	3,883	(14.7)%	(36.1)%
Other Occupancy	1,037	1,022	1,044	1.5%	(2.1)%

Other Expenses	4,623	4,636	4,538	(0.3)%	2.2%

Total Operating Expenses	$55,439	$50,695	$53,264	9.4%	(4.8)%
Adjusted Total Operating Expenses	$52,788	$50,577	$51,100	4.4%	(1.0)%

Currency Translation Cost / (Benefit)*				$(205)	$(1,137)

*	Amount represents the change compared to the prior year.
Compensation and Benefits
2016 compared to 2015
Total compensation and benefits increased $3.74 billion in 2016 compared to 2015. Excluding the impact of the defined benefit plans mark-to-market charges, adjusted compensation and benefits expense increased $1.21 billion in 2016.
Employee payroll costs increased $609 million in 2016 compared with 2015, largely due to higher U.S. domestic hourly and management compensation costs and the acquisition of Coyote during the third quarter of 2015. Total compensation costs increased 3.2%, while consolidated average daily volume growth was 4.2%. U.S. domestic compensation costs for hourly employees increased largely due to increased headcount, contractual union wage increases and a 4.2% increase in average daily union labor hours. Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce, partially offset by lower incentive compensation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits expense increased $3.13 billion in 2016 compared to 2015, primarily due to increased pension costs, health and welfare costs, workers' compensation expenses, vacation, holiday and excused absence expenses and payroll taxes. These factors are discussed further as follows:

•
Pension costs increased $2.63 billion in 2016 compared to 2015, primarily due to $2.53 billion in defined benefit plans mark-to-market charges. Additionally, expenses increased for multiemployer pension plans due to increased contribution rates and headcount.

•
Health and welfare costs increased $277 million in 2016, largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•	Vacation, holiday, excused absence and payroll tax expense increased $125 million in 2016, due to salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense increased $96 million in 2016. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors, including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2015, we experienced more favorable actuarial adjustments, resulting in increased expense in 2016.

2015 compared to 2014
Total compensation and benefits decreased $1.02 billion in 2015 compared to 2014. Excluding the impact of the defined benefit plans mark-to-market charges and the health and welfare plan charges, adjusted compensation and benefits expense increased $1.03 billion in 2015.
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
Benefits expense decreased $1.37 billion in 2015 compared to 2014, primarily due to increased pension costs, health and welfare costs, workers' compensation expenses, vacation, holiday and excused absence expenses and payroll taxes. These factors are discussed further as follows:

•
Pension cost decreased $605 million in 2015 compared to 2014, primarily due to a decrease of $944 million in defined benefit plans mark-to-market charges. The decrease in mark-to-market charges was partially offset by an increase in expenses in company-sponsored pension plans (largely due to lower discount rates used to determine ongoing pension cost for 2015) and multiemployer pension plans (due to both increased contribution rates and higher union labor hours).

•
Health and welfare costs decreased $834 million compared to 2014, largely due to a decrease of $1.10 billion related to the impact of the 2014 health and welfare plan charges. The decrease in plan charges was partially offset by contractual contribution rate increases and higher union labor hours.

•
Workers' compensation expense increased $36 million in 2015. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2015, we experienced less favorable actuarial expense adjustments than the prior year as well as increased program costs and taxes.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
2016 compared to 2015
The $138 million increase in repairs and maintenance expense in 2016 was primarily due to an increase in airframe and aircraft engine maintenance resulting from increased air volume and increased vehicle maintenance costs in our global package and freight operations, primarily due to the growth in the size of our vehicle fleet.
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
Depreciation and Amortization
2016 compared to 2015

Depreciation and amortization expense increased $140 million in 2016 compared with 2015, primarily due to the following factors: (1) depreciation expense for buildings and facilities increased due to leasehold improvements and purchases of new equipment; (2) increase in amortization expense largely due to new internally developed capitalized software, as well as intangible assets resulting from business acquisitions and (3) depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations.
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
Purchased Transportation
2016 compared to 2015
The $1.086 billion increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers in 2016 was driven by several factors:

•
Expense for our forwarding and logistics business increased $840 million in 2016, primarily due to the acquisition of Coyote and increased volume and rates for mail services; these items were partially offset by a combination of decreased volume and tonnage in our North American air freight and international air freight forwarding business, lower buy rates in international air freight due to softer market conditions and the impact of foreign currency exchange rates.

•
U.S. Domestic Package expense increased $130 million in 2016, primarily due to increased volume and rates, partially offset by lower fuel surcharges passed to us from rail carriers and outside contract carriers.

•
International Package expense increased $112 million in 2016, primarily due to increased usage of third-party carriers; this was partially offset by the impact of currency exchange rate movements as well as lower fuel surcharges passed to us from outside transportation providers.

•
UPS Freight expense decreased $18 million in 2016, largely due to decreased LTL shipments and the resulting decreased use of, and lower fuel surcharges passed to us from, outside transportation carriers.

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

Fuel
2016 compared to 2015
The $364 million decrease in fuel expense in 2016 was primarily due to lower jet fuel, diesel and unleaded gasoline prices, which decreased fuel expense by $461 million. The lower fuel prices were partially offset by increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic Package delivery stops (due to higher volume), which increased expense by $97 million and lower alternative fuel and tax credits.
2015 compared to 2014
The $1.401 billion decrease in fuel expense in 2015 was primarily due to lower fuel prices, which decreased fuel expense by $1.383 billion. Increases in fuel efficiency, fuel hedging activities, alternative fuel credits and fewer miles driven by UPS Freight and International Package decreased expense by $99 million. These decreases were partially offset by an increase of $82 million related to increases in aircraft block hours and Domestic Package delivery stops and miles driven due to higher volume.
Other Occupancy
2016 compared to 2015
The $15 million increase in other occupancy expense in 2016 was largely due to higher facility rent expense, partially offset by lower utilities and snow removal costs at our operating facilities.

2015 compared to 2014
The $22 million decrease in other occupancy expense in 2015 was largely due to a decrease in facility rent expense and utility costs, but partially offset by an increase in facility maintenance expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
2016 compared to 2015
The $13 million decrease in other expenses in 2016 was largely due to a decrease in overall auto liability insurance, offset by an increase in outside professional services.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investment Income and Interest Expense
The following table sets forth investment income and interest expense for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Investment Income and Other	$50	$15	$22	NA	(31.8)%
Interest Expense	$(381)	$(341)	$(353)	11.7%	(3.4)%
Investment Income and Other
2016 compared to 2015
The growth in investment income and other in 2016 as compared to 2015 was primarily due to a decrease in losses from fair value adjustments on real estate partnerships, higher interest income and unrealized gains on investments and a benefit from foreign currency exchange rate movements.
2015 compared to 2014
The decrease in investment income was primarily due to lower realized gains on the sale of investments in 2015 compared with 2014, and a decline in interest income. This was partially offset by a decrease in losses from fair value adjustments on real estate partnerships.
Interest Expense
2016 compared to 2015
Interest expense increased in 2016 as compared to 2015 primarily due to an increase in average outstanding commercial paper balances, an increase in long-term debt and higher effective interest rates on senior notes.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016/ 2015	2015/ 2014
Income Tax Expense:	$1,705	$2,498	$1,605	(31.7)%	55.6%
Income Tax Impact of:
Defined Benefit Plans Mark-to-Market Charge	978	39	392
Health & Welfare Plan Charges	—	—	415
Adjusted Income Tax Expense	$2,683	$2,537	$2,412	5.8%	5.2%
Effective Tax Rate	33.2%	34.0%	34.6%
Adjusted Effective Tax Rate	34.5%	34.0%	35.5%
Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions we operate in and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but may not be consistent from year to year.
Our effective tax rate decreased to 33.2% in 2016, compared with 34.0% in 2015 and 34.6% in 2014, primarily due to the effects of the following discrete tax items and recurring factors:
2016 Discrete Items
In the fourth quarter of 2016, we recognized an income tax benefit of $978 million related to pre-tax mark-to-market losses of $2.651 billion on our pension and postretirement defined benefit plans. This income tax benefit was generated at a higher average statutory tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
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
2016 compared to 2015
Our adjusted effective tax rate increased to 34.5% in 2016 from 34.0% in 2015 primarily due to a decrease in favorable discrete tax adjustments relative to 2015 partially offset by favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions relative to total pre-tax income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	2016	2015	2014
Net Income	$3,431	$4,844	$3,032
Non-cash operating activities(a)	6,444	4,122	5,901
Pension and postretirement plan contributions (UPS-sponsored plans)	(2,668)	(1,229)	(1,258)
Settlement of postretirement benefit obligation	—	—	(2,271)
Hedge margin receivables and payables	(142)	170	421
Income tax receivables and payables	(505)	(6)	(224)
Changes in working capital and other non-current assets and liabilities	(62)	(418)	91
Other operating activities	(25)	(53)	34
Net cash from operating activities	$6,473	$7,430	$5,726

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense and other non-cash items.

Cash from operating activities remained strong throughout 2014 to 2016. Operating cash flow was adversely impacted by $1.527 billion in 2014 and $33 million in 2015 due to certain transactions resulting from the ratification of our collective bargaining agreement with the Teamsters. These transactions are discussed further in the "Collective Bargaining Agreements" section:

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

Most of the remaining variability in operating cash flows during the 2014 to 2016 time period relates to the funding of our company-sponsored pension and postretirement benefit plans (and related cash tax deductions). Except for discretionary or accelerated fundings of our plans, contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans.

•	We made discretionary contributions to our three primary company-sponsored U.S. pension plans totaling $2.461, $1.030 and 1.042 billion in 2016, 2015 and 2014, respectively.

•	The remaining contributions from 2014 to 2016 were largely due to contributions to our international pension plans and U.S. postretirement medical benefit plans.
Apart from the transactions described above, operating cash flow was impacted by changes in our working capital position, payments for income taxes and changes in hedge margin payables and receivables. Cash payments for income taxes were $2.064, $1.913 and $1.524 billion for 2016, 2015 and 2014, respectively, and were primarily impacted by the timing of current tax deductions. The net hedge margin collateral (paid)/received from derivative counterparties was $(142), $170 and $421 million during 2016, 2015 and 2014, respectively, due to changes in the fair value of the derivative contracts used in our currency and interest rate hedging programs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of December 31, 2016, the total of our worldwide holdings of cash, cash equivalents and marketable securities were $4.567 billion, of which $2.192 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the United States continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, the cash, cash equivalents and marketable securities held by foreign subsidiaries would be subject to tax if such amounts were repatriated in the form of dividends; however, not all international balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

Cash Flows From Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	2016	2015	2014
Net cash used in investing activities	$(2,566)	$(5,309)	$(2,801)
Capital Expenditures:
Buildings and facilities	$(1,316)	$(996)	$(808)
Aircraft and parts	(350)	(27)	(44)
Vehicles	(864)	(936)	(1,061)
Information technology	(435)	(420)	(415)
Total Capital Expenditures:	$(2,965)	$(2,379)	$(2,328)
Capital Expenditures as a % of Revenue	4.9%	4.1%	4.0%
Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$88	$26	$53
Net decrease in finance receivables	$9	$5	$44
Net (purchases) sales of marketable securities	$908	$(1,027)	$(419)
Cash paid for business acquisitions	$(547)	$(1,904)	$(88)
Other investing activities	$(59)	$(30)	$(63)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2017 will be approximately $4 billion.
Capital spending on aircraft increased in 2016 compared to the 2014 to 2015 periods, due to firm commitments to purchase 14 new Boeing 747-8F cargo aircraft. Capital spending on vehicles decreased during the 2014 to 2016 period in our U.S. and international package businesses and our freight unit, largely due to the timing of vehicle replacements. Capital expenditures on buildings and facilities also increased in the 2014 to 2016 period, and included hub automation and capacity expansion projects in the U.S. during 2016, as well as expansion and new construction projects at facilities in Europe and Asia.
The proceeds from the disposal of property, plant and equipment were largely due to proceeds from insurance recoveries in 2014 to 2016. The net decline in finance receivables in the 2014 to 2016 period was primarily due to customer paydowns and loan sales activity, primarily in our commercial lending, asset-based lending and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions in the 2014 to 2016 period was largely due to the acquisitions of i-parcel LLC (2014), Polar Speed Distribution Limited (2014), Poltraft Sp. z.o.o. (2015), Parcel Pro, Inc. (2015), Coyote Logistics Midco, Inc. (2015) and Marken (2016), as well as other smaller acquisitions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other investing activities are impacted by changes in our non-current investments and restricted cash balances, capital contributions into certain investment partnerships and various other items. In 2016, 2015 and 2014, we increased the non-current investments and restricted cash balance associated with our self-insurance requirements by $3, $0 and $17 million, respectively.
Cash Flows From Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2016	2015	2014
Net cash used in financing activities	$(3,140)	$(1,565)	$(5,161)
Share Repurchases:
Cash expended for shares repurchased	$(2,678)	$(2,702)	$(2,695)
Number of shares repurchased	(25.4)	(26.8)	(26.4)
Shares outstanding at year-end	868	886	905
Percent reduction in shares outstanding	(2.0)%	(2.1)%	(2.0)%
Dividends:
Dividends declared per share	$3.12	$2.92	$2.68
Cash expended for dividend payments	$(2,643)	$(2,525)	$(2,366)
Borrowings:
Net borrowings (repayments) of debt principal	$2,034	$3,588	$(169)
Other Financing Activities:
Cash received for common stock issuances	$245	$249	$274
Other financing activities	$(98)	$(175)	$(205)
Capitalization:
Total debt outstanding at year-end	$16,075	$14,334	$10,779
Total shareowners’ equity at year-end	429	2,491	2,158
Total capitalization	$16,504	$16,825	$12,937
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which replaced an authorization previously announced in 2013.The share repurchase authorization has no expiration date. During the first quarter of 2016, we exercised a capped call option that we entered into in 2015, which allowed us to repurchase 0.2 million class B shares. The $25 million premium payment for this capped call option was classified as other financing activities in 2015. As of December 31, 2016, we had $6.155 billion of this share repurchase authorization remaining. Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $1.8 billion of shares in 2017.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2017, we increased our quarterly dividend payment from $0.78 to $0.83 per share, a 6% increase.
Issuances of debt in 2016 consisted of floating rate senior notes totaling $226 million, two series of fixed rate senior notes each $500 million and euro denominated fixed rate senior note totaling €500 million ($549 million). Issuances of debt in 2015 consisted of floating rate senior notes totaling $144 million, euro denominated floating rate senior notes totaling €500 million ($547 million), euro denominated fixed rate senior notes totaling €700 million ($765 million) and facility bonds associated with our Philadelphia, Pennsylvania airport facilities totaling $100 million. The remainder consisted primarily of commercial paper. Issuances of debt in 2014 consisted primarily of commercial paper.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In 2016, there were no repayments of fixed rate senior notes and floating rate senior notes. Repayments of debt in 2015 consisted primarily of the maturity of our $100 million facility bonds associated with our Philadelphia, Pennsylvania airport facilities. Repayments of debt in 2014 consisted primarily of the maturity of our $1.0 billion senior fixed rate notes in April 2014. The remaining repayments of debt during the 2014 through 2016 time period included paydowns of commercial paper and scheduled principal payments on our capitalized lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (amount in millions):

	Outstanding balance at year-end	Outstanding balance at year-end	Average balance outstanding	Average balance outstanding	Average interest rate
2016
USD	$2,406	$2,406	$1,838	$1,838	0.44%
EUR	€801	$844	€776	$817	(0.28)%
GBP	£—	$—	£94	$116	0.5%
Total		$3,250

	Outstanding balance at year-end	Outstanding balance at year-end	Average balance outstanding	Average balance outstanding	Average interest rate
2015
USD	$2,279	$2,279	$2,159	$2,159	0.13%
EUR	€310	$339	€10	$11	(0.09)%
GBP	£234	$347	£241	$368	0.5%
Total		$2,965

	Outstanding balance at year-end	Outstanding balance at year-end	Average balance outstanding	Average balance outstanding	Average interest rate
2014
USD	$772	$772	$1,356	$1,356	0.1%
The variation in cash received from common stock issuances was primarily due to the level of stock option exercises by employees in the 2014 through 2016 period.
The cash outflows in other financing activities were impacted by several factors. Net cash outflows from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $(54), $(17) and $(47) million for 2016, 2015 and 2014, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $167, $217, and $224 million for 2016, 2015 and 2014, respectively.

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
Contractual Commitments
We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2016 (in millions):

Commitment Type	2017	2018	2019	2020	2021	After 2021	Total
Capital Leases	$72	$70	$62	$56	$39	$370	$669
Operating Leases	368	302	221	168	111	300	1,470
Debt Principal	3,635	756	1,001	528	1,501	8,136	15,557
Debt Interest	362	345	315	286	273	4,302	5,883
Purchase Commitments	1,358	1,151	758	286	17	45	3,615
Pension Fundings	2,291	—	—	—	—	—	2,291
Other Liabilities	10	5	—	—	—	—	15
Total	$8,096	$2,629	$2,357	$1,324	$1,941	$13,153	$29,500
Our capital lease obligations relate primarily to leases on aircraft. Capital leases, operating leases, and purchase commitments, as well as our debt principal obligations, are discussed further in note 8 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2016. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.
Purchase commitments represent contractual agreements to purchase assets, goods or services that are legally binding, including contracts for aircraft, construction of new or expanded facilities and orders for technology equipment and vehicles. As of December 31, 2016, we have firm commitments to purchase 14 new Boeing 747-8F cargo aircraft. The 14 aircraft are to be delivered between 2017 and 2020. Options for 14 additional 747-8F cargo aircraft are also included in the contract, but are not included in the commitment table above.
Pension fundings represent a voluntary contribution for 2017. There are no anticipated required minimum cash contributions to our qualified U.S. pension plans (these plans are discussed further in note 4 to the consolidated financial statements). The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns, discount rates and changes to pension plan funding regulations. A decline in discount rates or a sustained significant decline in the world equity or bond markets could result in our domestic pension plans being subject to significantly higher minimum funding requirements. Actual contributions made in future years could materially differ from the amounts shown in the table above, and consequently required minimum contributions beyond 2019 cannot be reasonably estimated.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The contractual payments due for “other liabilities” primarily include commitment payments related to our investment in certain partnerships. The table above does not include approximately $200 million of liabilities for uncertain tax positions because we are uncertain if or when such amounts will ultimately be settled in cash. Uncertain tax positions are further discussed in note 13 to the consolidated financial statements.
As of December 31, 2016, we had outstanding letters of credit totaling approximately $1.89 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2016, we had $730 million of surety bonds written. As of December 31, 2016, we had unfunded loan commitments totaling $149 million associated with UPS Capital.
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

Collective Bargaining Agreements
Status of Collective Bargaining Agreements
As of December 31, 2016, we had approximately 268,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. During 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. In the second quarter of 2014, we remitted $278 million for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
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
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. On August 31, 2016, the IPA members voted to ratify a new five-year labor contract. Terms of the agreement became effective September 1, 2016 and run through September 1, 2021. The economic provisions in the agreement included pay increases, a signing bonus and enhanced pension benefits.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. We are currently in negotiations with Teamsters Local 2727. In addition, approximately 3,000 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.
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
Contingencies
As discussed in note 9 to our consolidated financial statements, we are involved in various legal proceedings and contingencies. The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self-insurance which are discussed further below, were not material to our financial position or results of operations as of, and for the year ended, December 31, 2016. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2016, because a loss is not reasonably estimable.
Goodwill and Intangible Impairment
We perform impairment testing of goodwill for each of our reporting units on an annual basis. Our reporting units are comprised of the U.S. Domestic Package, Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa) reporting units in the International Package reporting segment, and the Forwarding, Logistics, UPS Mail Innovations, UPS Freight, The UPS Store, UPS Capital, Marken and Coyote Logistics reporting units in the Supply Chain & Freight reporting segment. Our annual goodwill impairment testing date is October 1st for each reporting unit owned at the testing date. In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We primarily determine the fair value of our reporting units using a discounted cash flow model (“DCF model”) and supplement this with observable valuation multiples for comparable companies, as appropriate. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments. We routinely monitor market conditions and other factors to determine if interim impairment tests are necessary. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations.
None of the reporting units incurred any goodwill impairment charges in 2016, 2015 or 2014. Changes in our forecasts could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. A 10% decrease in the estimated fair value for any of our reporting units as of our most recent goodwill testing date (October 1, 2016) would not result in a goodwill impairment charge.

A trade name with a carrying value of $200 million and licenses with a carrying value of $4 million as of December 31, 2016 are considered to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. We determined that the income approach, specifically the relief from royalty method, is the most appropriate valuation method for the trade name. The estimated fair value of the trade name is compared to the carrying value of the asset. If the carrying value of the trade name exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. This valuation approach requires that we make a number of assumptions to estimate fair value. These assumptions include projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually and will change over time based on the historical performance and changing business conditions.

All of our remaining recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. There were no impairments of any indefinite-lived or finite-lived intangible assets in 2016, 2015 or 2014.
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
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate, return on assets, and healthcare cost trend rate for our pension and postretirement benefit plans, and the resulting increase (decrease) on our obligations and expense as of, and for the year ended, December 31, 2016 (in millions).

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(51)	$59
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(1,496)	1,603
Effect on projected benefit obligation	(1,674)	1,782
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(74)	74
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	(73)	73

Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	3	(2)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(11)	13
Effect on accumulated postretirement benefit obligation	(59)	70
Health Care Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	11	(10)
Effect on accumulated postretirement benefit obligation	16	(18)

(1)	Amount calculated based on 25 basis point increase / decrease in the expected return on assets.

(2)	Amount calculated based on 25 basis point increase / decrease in the actual return on assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Pension Backstop
UPS was a contributing employer to the Central State Pensions Fund ("CSPF") until 2007 when we withdrew from the plan and fully funded our allocable shares of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan ("UPS/IBT Plan") for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 ("the UPS Transfer Group") in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF.
In December 2014, Congress passed the Multiemployer Pension Reform Act ("MPRA") which for the first time ever allowed multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of Treasury under the MPRA. The CSPF plan proposed to reduce retirement benefits to the CSPF participants, including the UPS Transfer Group. We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and the CSPF failed to comply with its contractual obligation to obtain our consent to reduce benefits to the UPS Transfer Group under the terms of the withdrawal agreement with the CSPF. On May 6, 2016, the U.S. Department of Treasury rejected the proposed plan submitted by the CSPF, stating that it failed to satisfy a number of requirements set forth in the MPRA.
The CSPF has asserted that it will become insolvent in 2025, which could lead to the reduction of retirement benefits. Although there are numerous factors that could affect the CSPF's funding status, if the CSPF were to become insolvent as they have projected, UPS may be required to provide coordinating benefits, thereby increasing the current projected benefits obligation for the UPS/IBT plan by approximately $4 billion. The CSPF has said that it believes a legislative solution to its funding status is necessary, and we expect that the CSPF will continue to explore options to avoid insolvency.
The potential obligation to pay coordinating benefits from the UPS/IBT Plan is subject to a number of significant uncertainties, including actions that may be taken by the CSPF, the federal government or others. These actions include whether the CSPF will submit a revised pension benefit reduction plan or otherwise seek federal government assistance, the extent to which benefits are paid by the Pension Benefit Guaranty Corporation, our ability to successfully defend our legal positions as well as the effect of discount rates and various other actuarial assumptions.
We account for this potential obligation under Accounting Standards Codification Topic 715 - Compensation - Retirement Benefits ("ASC 715"). Under ASC 715 we are required to provide a best estimate of various actuarial assumptions, including the eventual outcome this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely solution to this matter and the broader systemic problems facing multi-employer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities. Our best estimate as of the measurement date of December 31, 2016 does not incorporate this solution. Rather, our best estimate of the next most likely outcome to resolve the CSPF’s solvency concerns is that the CSPF will make another MPRA filing to forestall insolvency without reducing benefits to the UPS Transfer Group. If the CSPF attempts to reduce benefits for the UPS Transfer Group under a MPRA filing we would be in a strong legal position to prevent that from occurring given that these benefits cannot be reduced without our consent and such a reduction, without first exhausting reductions to other groups in the CSPF, would be contrary to the statute. Accordingly, our best estimate as of the measurement date of December 31, 2016 is that there is no liability to be recognized for additional coordinating benefits of the UPS/IBT Plan. However, the projected benefit obligation could materially increase as these uncertainties are resolved. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with ASC 715.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation, Residual Value and Impairment of Fixed Assets
As of December 31, 2016, we had $18.8 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.
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
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The circumstances that would indicate potential impairment may include, but are not limited to, a significant change in the extent to which an asset is utilized and operating or cash flow losses associated with the use of the asset. In estimating cash flows, we project future volume levels for our different air express products in all geographic regions in which we do business. Adverse changes in these volume forecasts, or a shortfall of our actual volume compared with our projections, could result in our current aircraft capacity exceeding current or projected demand. This situation could lead to an excess of a particular aircraft type, resulting in an aircraft impairment charge or a reduction of the expected life of an aircraft type (thus resulting in increased depreciation expense).
There were no impairment charges on our property, plant and equipment during 2016, 2015 and 2014.
Fair Value Measurements
In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, pension assets, other investments and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, pension assets and certain other investments. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates and interest rates is presented in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of income by legal entity and jurisdiction, tax credits, benefits, and deductions, and in the calculation of deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax, interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. The difference between the amount of recognizable tax benefit and the total amount of tax benefit from positions filed or to be filed with the tax authorities is recorded as a liability for uncertain tax benefits. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision.
Allowance for Doubtful Accounts
Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Deterioration in macroeconomic variables could result in our ultimate loss exposures on our accounts receivable being significantly higher than what we have currently estimated and reserved for in our allowance for doubtful accounts. Our total allowance for doubtful accounts as of December 31, 2016 and 2015 was $102 and $118 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2016, 2015 and 2014 was $116, $121 and $143 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 15 to the consolidated financial statements.

Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. Additionally, we periodically use a combination of option, forward and futures contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2016 and 2015, however, we had no commodity contracts outstanding.
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

	Shock-Test Result As of December 31,
(in millions)	2016	2015
Change in Fair Value:
Currency Derivatives(1)	$(437)	$(435)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$49	$44
Interest Rate Derivatives(2)	$58	$66

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.

(2)
The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).

The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our marketable securities and finance receivables due to changes in interest rates was not material as of December 31, 2016 and 2015.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 20, 2017

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,476	$2,730
Marketable securities	1,091	1,996
Accounts receivable, net	7,695	7,134
Other current assets	1,587	1,348
Total Current Assets	13,849	13,208
Property, Plant and Equipment, Net	18,800	18,352
Goodwill	3,757	3,419
Intangible Assets, Net	1,758	1,549
Investments and Restricted Cash	476	473
Deferred Income Tax Assets	591	255
Other Non-Current Assets	1,146	1,055
Total Assets	$40,377	$38,311
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,681	$3,018
Accounts payable	3,042	2,587
Accrued wages and withholdings	2,317	2,253
Hedge margin liabilities	575	717
Self-insurance reserves	670	657
Accrued group welfare and retirement plan contributions	598	525
Other current liabilities	847	939
Total Current Liabilities	11,730	10,696
Long-Term Debt	12,394	11,316
Pension and Postretirement Benefit Obligations	12,694	10,638
Deferred Income Tax Liabilities	112	115
Self-Insurance Reserves	1,794	1,831
Other Non-Current Liabilities	1,224	1,224
Shareowners’ Equity:
Class A common stock (180 and 194 shares issued in 2016 and 2015)	2	2
Class B common stock (689 and 693 shares issued in 2016 and 2015)	7	7
Additional paid-in capital	—	—
Retained earnings	4,879	6,001
Accumulated other comprehensive loss	(4,483)	(3,540)
Deferred compensation obligations	45	51
Less: Treasury stock (1 share in 2016 and 2015)	(45)	(51)
Total Equity for Controlling Interests	405	2,470
Noncontrolling Interests	24	21
Total Shareowners’ Equity	429	2,491
Total Liabilities and Shareowners’ Equity	$40,377	$38,311

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue	$60,906	$58,363	$58,232
Operating Expenses:
Compensation and benefits	34,770	31,028	32,045
Repairs and maintenance	1,538	1,400	1,371
Depreciation and amortization	2,224	2,084	1,923
Purchased transportation	9,129	8,043	8,460
Fuel	2,118	2,482	3,883
Other occupancy	1,037	1,022	1,044
Other expenses	4,623	4,636	4,538
Total Operating Expenses	55,439	50,695	53,264
Operating Profit	5,467	7,668	4,968
Other Income and (Expense):
Investment income and other	50	15	22
Interest expense	(381)	(341)	(353)
Total Other Income and (Expense)	(331)	(326)	(331)
Income Before Income Taxes	5,136	7,342	4,637
Income Tax Expense	1,705	2,498	1,605
Net Income	$3,431	$4,844	$3,032
Basic Earnings Per Share	$3.89	$5.38	$3.31
Diluted Earnings Per Share	$3.87	$5.35	$3.28

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net Income	$3,431	$4,844	$3,032
Change in foreign currency translation adjustment, net of tax	(119)	(440)	(331)
Change in unrealized gain (loss) on marketable securities, net of tax	—	(1)	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	(112)	6	280
Change in unrecognized pension and postretirement benefit costs, net of tax	(712)	489	(3,084)
Comprehensive Income (Loss)	$2,488	$4,898	$(102)

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$3,431	$4,844	$3,032
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,224	2,084	1,923
Pension and postretirement benefit expense	3,725	1,189	3,040
Pension and postretirement benefit contributions	(2,668)	(1,229)	(1,258)
Settlement of postretirement benefit obligation	—	—	(2,271)
Self-insurance reserves	(21)	(80)	(201)
Deferred tax expense	123	540	385
Stock compensation expense	591	574	536
Other (gains) losses	(198)	(185)	218
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(704)	(452)	(523)
Other current assets	(14)	414	112
Accounts payable	461	(147)	276
Accrued wages and withholdings	109	(63)	106
Other current liabilities	(561)	(6)	317
Other operating activities	(25)	(53)	34
Net cash from operating activities	6,473	7,430	5,726
Cash Flows From Investing Activities:
Capital expenditures	(2,965)	(2,379)	(2,328)
Proceeds from disposals of property, plant and equipment	88	26	53
Purchases of marketable securities	(4,816)	(7,415)	(3,525)
Sales and maturities of marketable securities	5,724	6,388	3,106
Net decrease in finance receivables	9	5	44
Cash paid for business acquisitions	(547)	(1,904)	(88)
Other investing activities	(59)	(30)	(63)
Net cash used in investing activities	(2,566)	(5,309)	(2,801)
Cash Flows From Financing Activities:
Net change in short-term debt	(88)	2,529	—
Proceeds from long-term borrowings	5,927	3,783	1,525
Repayments of long-term borrowings	(3,805)	(2,724)	(1,694)
Purchases of common stock	(2,678)	(2,702)	(2,695)
Issuances of common stock	245	249	274
Dividends	(2,643)	(2,525)	(2,366)
Other financing activities	(98)	(175)	(205)
Net cash used in financing activities	(3,140)	(1,565)	(5,161)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(21)	(117)	(138)
Net Increase (Decrease) In Cash And Cash Equivalents	746	439	(2,374)
Cash And Cash Equivalents:
Beginning of period	2,730	2,291	4,665
End of period	$3,476	$2,730	$2,291
Cash Paid During The Period For:
Interest (net of amount capitalized)	$373	$345	$366
Income taxes	$2,064	$1,913	$1,524
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
Forwarding and Logistics—Freight forwarding revenue and the expense related to the transportation of freight are recognized at the time the services are completed. Truckload freight brokerage revenue and related transportation costs are recognized upon delivery of the shipment by a third-party carrier. Material management and distribution revenue is recognized upon performance of the service provided. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.
UPS Freight—Revenue is recognized upon delivery of a less-than-truckload (“LTL”) or truckload (“TL”) shipment.
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. In situations where we act as principal party to the transaction, we recognize revenue on a gross basis; in circumstances where we act as an agent, we recognize revenue net of the cost of the purchased transportation.
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

Investments
Marketable securities are either classified as trading or available-for-sale securities and are carried at fair value. Unrealized gains and losses on trading securities are reported as investment income and other on the statements of consolidated income. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (“AOCI”), a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income and other, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income and other.

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
Our total allowance for doubtful accounts as of December 31, 2016 and 2015 was $102 and $118 million, respectively. Our total provision for doubtful accounts charged to expense during the years ended December 31, 2016, 2015 and 2014 was $116, $121 and $143 million, respectively.
Inventories
Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Jet fuel, diesel and unleaded gasoline inventories are valued at the lower of average cost or market. Total inventories were $342 and $308 million as of December 31, 2016 and 2015, respectively, and are included in “other current assets” on the consolidated balance sheets.
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
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $14, $13 and $11 million for 2016, 2015, and 2014, respectively.
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as appropriate. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds its calculated fair value, then the second step is performed, and an impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. We primarily determine the fair value of our reporting units using a discounted cash flow model and supplement this with observable valuation multiples for comparable companies, as appropriate.
A trade name with a carrying value of $200 million and licenses with a carrying value of $4 million as of December 31, 2016 are considered to be indefinite-lived intangibles, and therefore are not amortized. Indefinite-lived intangible assets are reviewed for impairment at least annually. We determined that the income approach, specifically the relief from royalty method, is the most appropriate valuation method to estimate the fair value of the Coyote trade name. The estimated fair value of the trade name is compared to the carrying value of the asset. If the carrying value of the trade name exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.
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
Effective July 1, 2016, the UPS Retirement Plan was closed to new non-union participants. For eligible employees hired after July 1, 2016, UPS contributes annually to a defined contribution plan. We recognize expense for the required contribution quarterly, and we recognize a liability for any contributions due and unpaid (included in “other current liabilities”).
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. The difference between the amount of recognizable tax benefit and the total amount of tax benefit from positions filed or to be filed with the tax authorities is recorded as a liability for uncertain tax benefits. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision.
Foreign Currency Translation and Remeasurement
We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Pre-tax foreign currency transaction gains from remeasurement, net of hedging, included in other operating expenses, investment income and interest expense were $5, $7 and $14 million in 2016, 2015 and 2014, respectively.
Stock-Based Compensation
All share-based awards to employees are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). We issue employee share-based awards under the UPS Incentive Compensation Plan that are subject to specific vesting conditions; including service conditions, where the awards cliff vest or vest ratably over a three or five year period (the "nominal vesting period”) or at the date the employee retires (as defined by the plan), if earlier. Compensation cost is generally recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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

Adoption of New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that simplifies the presentation of deferred tax assets and liabilities. The update removes the requirement to separate deferred tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The update permits the entity to present deferred tax liabilities and assets as non-current in a classified statement of financial position. We adopted this standard on a retrospective basis in the fourth quarter of 2015. This accounting standards update did not have a material impact on our consolidated financial position or results of operations.
In September 2015, the FASB issued an accounting standards update that simplifies the accounting for measurement-period adjustments related to business combinations. This update removes the requirement to retrospectively apply adjustments made to estimated amounts recognized in a business combination. This update permits the purchaser to adjust the estimated amounts in the reporting period in which the adjustment amounts are determined. This new guidance would have become effective for us in the first quarter of 2016; however, we elected to early adopt this standard in the third quarter of 2015. This accounting standards update did not have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability instead of a deferred charge. In August 2015, the FASB issued updated guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. This update allows an entity to defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We elected to early adopt this standard in the fourth quarter of 2015 on a retrospective basis. This accounting standards update did not have a material impact on our consolidated financial position or results of operations.
In May 2015, the FASB issued an accounting standards update that changes the disclosure requirement for reporting investments at fair value. This update removes the requirement to categorize investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient within the fair value hierarchy. These disclosures are limited to investments for which the entity has elected to measure fair value using the practical expedient. Substantially all of our Level 3 pension and postretirement benefit plan assets were measured using NAV as a practical expedient. This guidance became effective for us in the first quarter of 2016 and did not have a material impact on our consolidated financial position or results of operations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Effective
In November 2016, the FASB issued an accounting standards update that is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The guidance in this update should be applied retrospectively and becomes effective for us in the first quarter of 2018, but early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on our statements of consolidated cash flows. As of December 31, 2016 and 2015, we had $445 and $442 million in self-insurance investments and restricted cash, respectively.
In August 2016, the FASB issued an accounting standards update that addresses the classification and presentation of specific cash flow issues that currently result in diverse practices. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will generally be applied retrospectively and becomes effective for us in the first quarter of 2018, but early adoption is permitted. We are currently evaluating the impact of this standard on our statements of consolidated cash flows, but do not expect this standard to have a material impact.
In March 2016, the FASB issued an accounting standards update that simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This new guidance becomes effective for us in the first quarter of 2017. We have evaluated adoption of this update and determined that the impact to income tax expense in the statements of consolidated income, for the first quarter of 2017, will be a benefit of approximately $60 million, which will result in a reclassification of approximately $60 million from net cash from financing activities to net cash from operating activities in the statements of consolidated cash flows.
In February 2016, the FASB issued an accounting standards update that requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms beyond twelve months. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from the current treatment. This new guidance requires modified retrospective application and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption on our consolidated financial position, results of operations, cash flows and related disclosures, as well as the impact of adoption on policies, practices and systems. As of December 31, 2016, we have $1.470 billion of future minimum operating lease commitments that are not currently recognized on our consolidated balance sheet (see note 8). Therefore, we expect material changes to our consolidated balance sheets.
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
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner depicting the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. We are planning to adopt the standard on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard. We are currently evaluating this standard and the related updates, including which transition approach to use as well as the impact of adoption on policies, practices and systems.
At this stage in the evaluation, we expect that revenue recognition will be accelerated for the transportation businesses as the standard requires revenue to be recognized as control is transferred to the customer over time rather than upon delivery. We are currently quantifying the impact of this change to the statements of consolidated income.
The standard also requires us to evaluate whether our businesses promise to transfer services to the customer itself (as a principal) or to arrange for services to be provided by another party (as an agent). To make that determination, the standard uses a control model rather than the risks-and-rewards model in current U.S. GAAP. Based on our evaluation of the control model, we determined that certain Supply Chain & Freight businesses act as the principal rather than the agent within their revenue arrangements. This change will require the affected businesses to report transportation revenue gross of associated purchase transportation costs rather than net of such amounts within the statements of consolidated income. We are currently quantifying the amount of revenue impacted by this change. Additionally, contract reviews are ongoing, and more businesses could be impacted by the adoption of the standard.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Changes in Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial position or results of operations.
NOTE 2. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale at December 31, 2016 and 2015 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2016
Current trading marketable securities:
Corporate debt securities	$427	$—	$—	$427
Carbon credit investments(1)	80	10	—	90
Total trading marketable securities	507	10	—	517

Current available-for-sale marketable securities:
U.S. government and agency debt securities	$314	$—	$(2)	$312
Mortgage and asset-backed debt securities	90	1	—	91
Corporate debt securities	167	—	(1)	166
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	576	1	(3)	574

Total current marketable securities	$1,083	$11	$(3)	$1,091

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2015
Current trading marketable securities:
Corporate debt securities	$715	$—	$—	$715
Non-U.S. government debt securities(1)	363	—	—	363
Carbon credit investments(1)	347	9	(5)	351
Total trading marketable securities	1,425	9	(5)	1,429

Current available-for-sale marketable securities:
U.S. government and agency debt securities	$341	$—	$(1)	$340
Mortgage and asset-backed debt securities	74	1	(1)	74
Corporate debt securities	147	—	(1)	146
U.S. state and local municipal debt securities	2	—	—	2
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	569	1	(3)	567

Total current marketable securities	$1,994	$10	$(8)	$1,996

(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 15 for offsetting statement of consolidated income impact.
Total current marketable securities that were pledged as collateral for our self-insurance requirements had an estimated fair value of $572 and $564 million at December 31, 2016 and 2015, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross realized gains on sales of available-for-sale securities totaled $1, $1 and $1 million in 2016, 2015, and 2014, respectively. The gross realized losses on sales of available-for-sale securities totaled $1, $1 and $0 million in 2016, 2015, and 2014, respectively.
There were no material impairment losses recognized on marketable securities during 2016, 2015 or 2014.
Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of December 31, 2016. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2016 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$206	$(2)	$—	$—	$206	$(2)
Mortgage and asset-backed debt securities	—	—	—	—	—	—
Corporate debt securities	68	(1)	—	—	68	(1)
Equity securities	—	—	—	—	—	—
Non-U.S. government debt securities	—	—	—	—	—	—
Total marketable securities	$274	$(3)	$—	$—	$274	$(3)
The unrealized losses for the U.S. government and agency debt securities are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.
Maturity Information
The amortized cost and estimated fair value of marketable securities at December 31, 2016, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$463	$462
Due after one year through three years	450	449
Due after three years through five years	16	16
Due after five years	72	72
	1,001	999
Equity and carbon credit investment securities	82	92
	$1,083	$1,091

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
Investments and Restricted Cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in money market funds and corporate and municipal bonds. Collateral provided is reflected in "other investing activities" in the statements of consolidated cash flows. At December 31, 2016 and 2015, we had $445 and $442 million in self-insurance investments and restricted cash, respectively.
We held an $18 and $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at December 31, 2016 and 2015, respectively. The quarterly change in investment fair value is recognized in "investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $13 and $12 million at December 31, 2016 and 2015, respectively.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other non-current investments” in the tables below, and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.06% and 8.22% as of December 31, 2016 and 2015, respectively. These inputs and the resulting fair values are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2016
Marketable securities:
U.S. government and agency debt securities	$312	$—	$—	$312
Mortgage and asset-backed debt securities	—	91	—	91
Corporate debt securities	—	593	—	593
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Carbon credit investments	90	—	—	90
Total marketable securities	402	689	—	1,091
Other non-current investments	18	—	13	31
Total	$420	$689	$13	$1,122

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2015
Marketable securities:
U.S. government and agency debt securities	$340	$—	$—	$340
Mortgage and asset-backed debt securities	—	74	—	74
Corporate debt securities	—	861	—	861
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	366	—	366
Carbon credit investments	351	—	—	351
Total marketable securities	691	1,305	—	1,996
Other non-current investments	19	—	32	51
Total	$710	$1,305	$32	$2,047

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the years ended December 31, 2016 and 2015 (in millions).

	Marketable Securities	Other Investments	Total
Balance on January 1, 2015	$—	$64	$64
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(32)	(32)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2015	$—	$32	$32
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income)	—	(19)	(19)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance on December 31, 2016	$—	$13	$13

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including both owned assets as well as assets subject to capital leases, consists of the following as of December 31 (in millions):

	2016	2015
Vehicles	$8,638	$8,111
Aircraft	15,653	15,815
Land	1,397	1,263
Buildings	3,439	3,280
Building and leasehold improvements	3,612	3,450
Plant equipment	8,430	8,026
Technology equipment	1,741	1,670
Equipment under operating leases	29	30
Construction-in-progress	735	273
	43,674	41,918
Less: Accumulated depreciation and amortization	(24,874)	(23,566)
	$18,800	$18,352
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded in 2016, 2015 or 2014.
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
The UPS Retirement Plan was closed to new non-union participants effective July 1, 2016. The Company amended the UPS 401(k) Savings Plan so that employees who previously would have been eligible for participation in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, begin receiving a UPS Retirement Contribution. For employees eligible to receive the Retirement Contribution, UPS will contribute 3% to 8% of eligible pay to the UPS 401(k) Savings Plan based on years of vesting service and business unit. Contributions will be made annually in cash to the accounts of participants who are employed on December 31st of each calendar year.
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
During the fourth quarter of 2016, certain former U.S. employees were offered the option to receive a one-time payment of their vested pension benefit. Approximately 22,000 participants accepted this option, accelerating $685 million in benefit payments during 2016 while reducing the number of participants who are due future payments from U.S. pension plans. As the cost of these settlements did not exceed the plans' service cost and interest cost for the year, the impact of the settlement was not recognized in earnings.
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
Defined Contribution Plans
We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $111, $104 and $95 million for 2016, 2015 and 2014, respectively.
Effective July 1, 2016, the UPS Retirement Plan was closed to new non-union participants. The UPS 401(k) Savings Plan was amended so that employees who previously would have been eligible for participation in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, begin receiving a UPS Retirement Contribution. Contributions associated with this amendment charged to expense were $4 million for 2016.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $82, $83 and $82 million for 2016, 2015 and 2014, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Service cost	$1,412	$1,527	$1,137	$28	$34	$62	$49	$48	$43
Interest cost	1,828	1,694	1,604	124	117	152	41	44	49
Expected return on assets	(2,516)	(2,489)	(2,257)	(6)	(17)	(25)	(58)	(61)	(61)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	—	—
Prior service cost	166	168	169	5	5	—	1	1	1
Actuarial (gain) loss	2,520	70	991	17	17	767	114	31	48
Curtailment and settlement loss	—	—	—	—	—	356	—	—	—
Other	—	—	—	—	—	—	—	—	4
Net periodic benefit cost	$3,410	$970	$1,644	$168	$156	$1,312	$147	$63	$84

The curtailment and settlement loss in 2014 for the U.S. postretirement medical benefit plans is discussed further in note 5 under the section entitled "Accounting Impact of Health and Welfare Plan Changes".
Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.86%	4.40%	5.32%	4.79%	4.18%	4.89%	3.51%	3.56%	4.35%
Rate of compensation increase	4.29%	4.29%	4.29%	N/A	N/A	N/A	3.04%	3.08%	3.22%
Expected return on assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	5.73%	6.03%	6.29%

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Discount rate	4.41%	4.86%	4.23%	4.79%	2.75%	3.51%
Rate of compensation increase	4.27%	4.29%	N/A	N/A	3.17%	3.04%
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the impact of each basis point change in the discount rate on the projected benefit obligation of the pension and postretirement medical benefit plans is as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(67)	$(2)
One basis point decrease in discount rate	$71	$3
The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for U.S. plans. In October 2016, the SOA published an updated improvement scale which reduced expected mortality improvements from previously published scales. Based on our perspective of future longevity, we updated the mortality assumptions to incorporate this updated scale for purposes of measuring pension and other postretirement benefit obligations at December 31, 2016.
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
Actuarial Assumptions - Central States Pension Fund
UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 when we withdrew from the plan and fully funded our allocable share of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF.
In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”), which for the first time ever allowed multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury under the MPRA. The CSPF plan proposed to reduce retirement benefits to the CSPF participants, including the UPS Transfer Group. We vigorously challenged the proposed benefit reduction plan because we believed that it did not comply with the law and that the CSPF failed to comply with its contractual obligation to obtain our consent to reduce benefits to the UPS Transfer Group under the terms of the withdrawal agreement with the CSPF. On May 6, 2016, the U.S. Department of the Treasury rejected the proposed plan submitted by the CSPF, stating that it failed to satisfy a number of requirements set forth in the MPRA.
The CSPF has asserted that it will become insolvent in 2025, which could lead to the reduction of retirement benefits. Although there are numerous factors that could affect the CSPF’s funding status, if the CSPF were to become insolvent as they have projected, UPS may be required to provide coordinating benefits, thereby increasing the current projected benefit obligation for the UPS/IBT Plan by approximately $4 billion. The CSPF has said that it believes a legislative solution to its funding status is necessary, and we expect that the CSPF will continue to explore options to avoid insolvency.
The potential obligation to pay coordinating benefits from the UPS/IBT Plan is subject to a number of significant uncertainties, including actions that may be taken by the CSPF, the federal government or others. These actions include whether the CSPF will submit a revised pension benefit reduction plan or otherwise seek federal government assistance, the extent to which benefits are paid by the Pension Benefit Guaranty Corporation, our ability to successfully defend our legal positions as well as the effect of discount rates and various other actuarial assumptions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for this potential obligation under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”). Under ASC 715 we are required to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely solution to this matter and the broader systemic problems facing multi-employer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities. Our best estimate as of the measurement date of December 31, 2016 does not incorporate this solution. Rather, our best estimate of the next most likely outcome to resolve the CSPF’s solvency concerns is that the CSPF will make another MPRA filing to forestall insolvency without reducing benefits to the UPS Transfer Group. If the CSPF attempts to reduce benefits for the UPS Transfer Group under a MPRA filing we would be in a strong legal position to prevent that from occurring given that these benefits cannot be reduced without our consent and such a reduction, without first exhausting reductions to other groups in the CSPF, would be contrary to the statute. Accordingly, our best estimate as of the measurement date of December 31, 2016 is that there is no liability to be recognized for additional coordinating benefits of the UPS/IBT Plan. However, the projected benefit obligation could materially increase as these uncertainties are resolved. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with ASC 715.
Other Actuarial Assumptions
Healthcare cost trends are used to project future postretirement benefits payable from our plans. For year-end 2016 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual increase of 7.0%, decreasing to 4.5% by the year 2021 and with consistent annual increases at those ultimate levels thereafter.

Assumed healthcare cost trends can have a significant effect on the amounts reported for our postretirement medical plans. A one percent change in assumed healthcare cost trend rates would have had the following effects on 2016 results (in millions):

	1% Increase	1% Decrease
Effect on total of service cost and interest cost	$3	$(3)
Effect on postretirement benefit obligation	$71	$(76)
Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31st (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Funded Status:
Fair value of plan assets	$31,215	$28,887	$15	$130	$1,092	$1,014
Benefit obligation	(41,069)	(36,846)	(2,730)	(2,673)	(1,425)	(1,219)
Funded status recognized at December 31	$(9,854)	$(7,959)	$(2,715)	$(2,543)	$(333)	$(205)
Funded Status Recognized in our Balance Sheet:
Other non-current assets	$—	$—	$—	$—	$28	$48
Other current liabilities	(17)	(16)	(216)	(98)	(3)	(3)
Pension and postretirement benefit obligations	(9,837)	(7,943)	(2,499)	(2,445)	(358)	(250)
Net liability at December 31	$(9,854)	$(7,959)	$(2,715)	$(2,543)	$(333)	$(205)
Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(1,074)	$(954)	$(36)	$(26)	$(3)	$(4)
Unrecognized net actuarial gain (loss)	(4,107)	(3,263)	(80)	32	(150)	(103)
Gross unrecognized cost at December 31	(5,181)	(4,217)	(116)	6	(153)	(107)
Deferred tax assets (liabilities) at December 31	1,948	1,585	44	(2)	37	26
Net unrecognized cost at December 31	$(3,233)	$(2,632)	$(72)	$4	$(116)	$(81)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for our pension plans as of the measurement dates in 2016 and 2015 was $39.488 and $35.320 billion, respectively.
Benefit payments under the pension plans include $22 million paid from employer assets in 2016 and in 2015. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $98 and $111 million paid from employer assets in 2016 and 2015, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
At December 31, 2016 and 2015, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2016	2015	2016	2015
U.S. Pension Benefits:
Projected benefit obligation	$41,069	$36,846	$41,069	$36,846
Accumulated benefit obligation	38,194	34,210	38,194	34,210
Fair value of plan assets	31,215	28,887	31,215	28,887
International Pension Benefits:
Projected benefit obligation	$1,370	$493	$1,365	$477
Accumulated benefit obligation	1,238	416	1,234	401
Fair value of plan assets	1,020	247	1,016	232
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Benefit Obligations:
Projected benefit obligation at beginning of year	$36,846	$37,521	$2,673	$2,883	$1,219	$1,274
Service cost	1,412	1,527	28	34	49	48
Interest cost	1,828	1,694	124	117	41	44
Gross benefits paid	(1,885)	(1,056)	(264)	(261)	(28)	(30)
Plan participants’ contributions	—	—	27	21	3	3
Plan amendments(1)	285	—	15	—	—	(2)
Actuarial (gain)/loss	2,583	(2,840)	126	(120)	208	13
Foreign currency exchange rate changes	—	—	—	—	(67)	(138)
Curtailments and settlements	—	—	—	—	(3)	(3)
Other	—	—	1	(1)	3	10
Projected benefit obligation at end of year	$41,069	$36,846	$2,730	$2,673	$1,425	$1,219

(1) Resulting from a new labor contract with the Independent Pilots Association. See "Status of Collective Bargaining Agreements" in note 5.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2016	2015	2016	2015	2016	2015
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$28,887	$28,828	$130	$259	$1,014	$1,042
Actual return on plan assets	1,735	67	3	—	108	43
Employer contributions	2,478	1,048	119	111	71	70
Plan participants’ contributions	—	—	27	21	3	3
Gross benefits paid	(1,885)	(1,056)	(264)	(261)	(28)	(30)
Foreign currency exchange rate changes	—	—	—	—	(73)	(113)
Curtailments and settlements	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	2
Fair value of plan assets at end of year	$31,215	$28,887	$15	$130	$1,092	$1,014
Pension and Postretirement Plan Assets
Under the governance of plan trustees, the Investment Committee establishes investment guidelines and strategies and regularly monitors the performance of investments and investment managers. The investment guidelines address items such as establishing appropriate governance provisions; defining investment objectives; determining strategic asset allocation; monitoring and reporting the investments on a regular basis; appointing/dismissing investment managers, custodians, consultants, advisors; risk management; determining/defining the mandates for investment managers; rebalancing of assets; and determining investment restrictions/prohibited investments.
Pension assets are invested in accordance with applicable laws and regulations. The primary long-term investment objectives for pension assets are to: (1) provide for a reasonable amount of long-term growth of capital given prudent levels of risk exposure while minimizing permanent loss of capital; (2) generate investment results that meet or exceed the long-term rate of return assumption for the plans; and (3) match the duration of the liabilities and assets of the plans to reduce the need for large employer contributions in the future. In furtherance of these objectives, investment managers are engaged to actively manage assets within the guidelines and strategies set forth by the Investment Committee. Active managers are monitored regularly and their performance is compared to applicable benchmarks.

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
Level 2 assets include certain bonds that are valued based on yields currently available on comparable securities of other issues with similar credit ratings, mortgage-backed securities that are valued based on cash flow and yield models using acceptable modeling and pricing conventions, and certain investments that are pooled with other investments in a commingled fund. We value our investments in commingled funds by taking the percentage ownership of the underlying assets, each of which has a readily determinable fair value.
Fair value estimates for certain investments are based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3.
Investments that do not have a readily determinable fair value, and which provide a NAV (or its equivalent) developed consistent with FASB measurement principles, are valued using NAV as a practical expedient. These investments are not classified in Levels 1, 2, or 3 of the fair value hierarchy, but are included in the totals in the tables shown below. These investments include hedge funds, risk parity funds, real estate investments, private debt and private equity funds. Investments in hedge funds are valued using reported NAVs as of December 31st. These assets are primarily invested in a portfolio of diversified, direct investments, and funds of hedge funds. Real estate investments, private debt and private equity funds are valued using fair values per the most recent partnership audited financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and December 31st. The fair values may, due to the inherent uncertainty of valuation for those alternative investments, differ significantly from the values that would have been used had a ready market for the alternative investments existed, and any differences could be material. These investments are described further below:

•
Hedge Funds: Plan assets are invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these hedge funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while others allow for redemption after only a brief notification period with no restriction on redemption frequency. At December 31, 2016, unfunded commitments to hedge funds totaling approximately $5 million are expected to be contributed over the remaining investment period, typically ranging between two and four years.

•
Risk Parity Funds: Plan assets are invested in risk parity strategies in order to provide diversification and balance risk/return objectives. These strategies reflect a multi-asset class balanced risk approach generally consisting of equity, interest rates, credit, and commodities. These funds allow for monthly redemptions with only a brief notification period. No unfunded commitments existed with respect to risk parity funds as of December 31, 2016.

•
Real Estate, Private Debt and Private Equity Funds: Plan assets are invested in limited partnership interests in various private equity, private debt and real estate funds. Limited provision exists for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. At December 31, 2016, unfunded commitments to such limited partnerships totaling approximately $1.908 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2016 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets - 2016	Target Allocation 2016
Asset Category (U.S. Plans):
Cash and cash equivalents	$304	$102	$202	$—	1.0%	0-5
Equity Securities:
U.S. Large Cap	4,883	2,327	2,556	—
U.S. Small Cap	542	393	149	—
Emerging Markets	1,396	1,236	160	—
Global Equity	2,603	2,555	48	—
International Equity	3,026	2,197	829	—
Total Equity Securities	12,450	8,708	3,742	—	39.9	35-55
Fixed Income Securities:
U.S. Government Securities	6,173	5,821	352	—
Corporate Bonds	4,492	—	4,492	—
Global Bonds	161	—	59	—
Municipal Bonds	24	—	24	—
Total Fixed Income Securities	10,850	5,821	4,927	—	34.6	25-35
Other Investments:
Hedge Funds	2,867	—	763	—	9.2	5-15
Private Equity	1,716	—	—	—	5.5	1-10
Private Debt	496	—	—	—	1.6	1-10
Real Estate	1,734	122	144	—	5.6	1-10
Structured Products(2)	492	—	492	—	1.6	0-5
Risk Parity Funds	321	—	—	—	1.0	1-10
Total U.S. Plan Assets	$31,230	$14,753	$10,270	$—	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$54	$37	$17	—	4.9	0-15
Equity Securities:
Local Markets Equity	188	—	188	—
U.S. Equity	20	—	20	—
Emerging Markets	26	26	—	—
International / Global Equity	288	141	147	—
Total Equity Securities	522	167	355	—	47.7	50-65
Fixed Income Securities:
Local Government Bonds	84	22	62	—
Corporate Bonds	158	51	107	—
Total Fixed Income Securities	242	73	169	—	22.2	15-35
Other Investments:
Real Estate	93	—	57	—	8.5	0-17
Other	181	—	175	—	16.7	0-20
Total International Plan Assets	$1,092	$277	$773	$—	100.0%
Total Plan Assets	$32,322	$15,030	$11,043	$—
(1) In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the category totals.
(2) Represents mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2015 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets - 2015	Target Allocation 2015
Asset Category (U.S. Plans):
Cash and cash equivalents	$811	$716	$95	$—	2.8%	0-5
Equity Securities:
U.S. Large Cap	4,246	2,542	1,704	—
U.S. Small Cap	352	310	42	—
Emerging Markets	1,426	1,271	155	—
Global Equity	2,935	2,935	—	—
International Equity	3,089	2,308	781	—
Total Equity Securities	12,048	9,366	2,682	—	41.5	35-55
Fixed Income Securities:
U.S. Government Securities	3,469	3,257	212	—
Corporate Bonds	3,961	—	3,682	6
Global Bonds	733	—	147	—
Municipal Bonds	36	—	36	—
Total Fixed Income Securities	8,199	3,257	4,077	6	28.2	25-35
Other Investments:
Hedge Funds	3,617	—	—	—	12.5	5-15
Private Equity	1,415	—	—	—	4.9	1-10
Real Estate	1,848	126	155	—	6.4	1-10
Structured Products(2)	324	—	324	—	1.1	0-5
Risk Parity Funds	755	—	—	—	2.6	1-10
Total U.S. Plan Assets	$29,017	$13,465	$7,333	$6	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$25	$9	$16	—	2.5	0-5
Equity Securities:
Local Markets Equity	240	133	107	—
U.S. Equity	16	16	—	—
Emerging Markets	16	16	—	—
International / Global Equity	176	84	92	—
Total Equity Securities	448	249	199	—	44.1	50-65
Fixed Income Securities:
Local Government Bonds	72	72	—	—
Corporate Bonds	149	56	93	—
Total Fixed Income Securities	221	128	93	—	21.8	15-35
Other Investments:
Real Estate	111	—	69	—	10.9	0-17
Other	209	—	160	49	20.7	0-20
Total International Plan Assets	$1,014	$386	$537	$49	100.0%
Total Plan Assets	$30,031	$13,851	$7,870	$55
(1) In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the category totals.
(2) Represents mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments classified in prior years as Level 2 and Level 3 that are measured at fair value using the NAV per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in accordance with retrospective adoption of Accounting Standards Update No. 2015-07. As a result, a reclassification has been made within the prior year's plan asset classification table to conform to the current year's presentation.
The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2016 and 2015 (in millions).

	Corporate Bonds	Other	Total(1)
Balance on January 1, 2015	$8	$53	$61
Actual Return on Assets:
Assets Held at End of Year	(1)	(4)	(5)
Assets Sold During the Year	—	—	—
Purchases	3	—	3
Sales	(4)	—	(4)
Transfers Into (Out of) Level 3	—	—	—
Balance on December 31, 2015	$6	$49	$55
Actual Return on Assets:
Assets Held at End of Year	—	—	—
Assets Sold During the Year	—	(49)	(49)
Purchases	—	—	—
Sales	(6)	—	(6)
Transfers Into (Out of) Level 3	—	—	—
Balance on December 31, 2016	$—	$—	$—
(1) Investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in accordance with retrospective adoption of Accounting Standards Update No. 2015-07.
There were no UPS class A or B shares of common stock directly held in plan assets as of December 31, 2016 or December 31, 2015.
Accumulated Other Comprehensive Income
The estimated amounts of prior service cost in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2017 are as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Prior service cost / (benefit)	$192	$7	$1

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Cash Flows
Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2017 to plan trusts	$2,291	$154	$66
2017 to plan participants	17	87	3
Expected Benefit Payments:
2017	$1,180	$239	$23
2018	1,292	235	23
2019	1,412	236	26
2020	1,542	232	29
2021	1,680	225	34
2022-2026	10,627	986	235

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

The discussion that follows sets forth the financial impact on our results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014 from our participation in multiemployer benefit plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 as described above).
The number of employees covered by our multiemployer pension plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of 2016, 2015 and 2014 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Status of Collective Bargaining Agreements
As of December 31, 2016, we had approximately 268,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. During 2014, the Teamsters ratified a new national master agreement (“NMA”) with UPS that will expire on July 31, 2018. The economic provisions in the NMA included wage rate increases, as well as increased contribution rates for healthcare and pension benefits. Most of these economic provisions were retroactive to August 1, 2013, which was the effective date of the NMA. In 2014 and 2015, we remitted $278 and $53 million, respectively, for these retroactive economic benefits; this payment had an immaterial impact on net income, as these retroactive economic benefits had been accrued since the July 31, 2013 expiration of the prior agreement.
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
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable at the end of 2011. On August 31, 2016, the IPA members voted to ratify a new five-year labor contract. Terms of the agreement became effective September 1, 2016 and run through September 1, 2021. The economic provisions in the agreement included pay increases, a signing bonus and enhanced pension benefits.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. We are currently in negotiations with Teamsters Local 2727. In addition, approximately 3,000 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.
Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans for the periods ended December 31, 2016, 2015 and 2014, and sets forth our calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2016 and 2015 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2016, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented.
Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rate are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2018, with the exception of the Automotive Industries Pension Plan and the IAM National Pension Fund / National Pension Plan which both have a July 31, 2019 expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2016, 2015 and 2014 (as disclosed in the Form 5500 for each respective plan).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain plans have been aggregated in the “all other multiemployer pension plans” line in the following table, as the contributions to each of these individual plans were not material.

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP / RP Status Pending /	(in millions) UPS Contributions and Accruals			Surcharge
Pension Fund	Number	2016	2015	Implemented	2016	2015	2014	Imposed
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes/Implemented	$5	$5	$5	No
Automotive Industries Pension Plan	94-1133245-001	Red	Red	Yes/Implemented	4	4	5	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	38	36	33	No
Eastern Shore Teamsters Pension Fund	52-0904953-001	Green	Green	No	5	4	4	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes/Implemented	11	11	10	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes/Implemented	7	7	6	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Green	Green	No	31	29	27	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	107	106	89	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Red	Red	Yes/Implemented	88	91	69	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Red	Red	Yes/Implemented	103	97	92	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	36	35	32	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/Implemented	114	110	108	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes/Implemented	91	86	81	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Yes/Implemented	56	53	50	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Yellow	Yellow	Yes/Implemented	61	57	52	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	51	48	45	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Green	No	31	30	27	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Yellow	Yellow	Yes/Implemented	19	17	16	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Red	Red	Yes/Implemented	83	83	85	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	694	646	604	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes/Implemented	28	26	24	No
All Other Multiemployer Pension Plans					56	42	53
				Total Contributions	$1,719	$1,623	$1,517
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2016 and 2015, we had $866 and $872 million, respectively, recognized in "other non-current liabilities" on our consolidated balance sheets representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2016 and 2015 was $861 and $841 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

	(in millions) UPS Contributions and Accruals
Health and Welfare Fund	2016	2015	2014
Central States, South East & South West Areas Health and Welfare Fund	$2,268	$2,081	$1,306
Teamsters Western Region & Local 177 Health Care Plan	571	515	239
Health & Welfare Insurance Fund Teamsters Local 653	6	6	5
Bay Area Delivery Drivers	35	34	32
Central Pennsylvania Teamsters Health & Pension Fund	25	23	21
Delta Health Systems—East Bay Drayage Drivers	27	27	24
Employer—Teamster Local Nos. 175 & 505	11	10	9
Joint Council #83 Health & Welfare Fund	33	28	26
Local 191 Teamsters Health Fund	12	11	11
Local 401 Teamsters Health & Welfare Fund	8	7	7
Local 804 Welfare Trust Fund	79	75	70
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	36	34	32
Montana Teamster Employers Trust	8	7	7
New York State Teamsters Health & Hospital Fund	56	53	51
North Coast Benefit Trust	8	8	9
Northern California General Teamsters (DELTA)	116	108	96
Northern New England Benefit Trust	47	42	39
Oregon / Teamster Employers Trust	34	31	29
Teamsters 170 Health & Welfare Fund	16	15	15
Teamsters Benefit Trust	43	36	40
Teamsters Local 251 Health & Insurance Plan	14	13	12
Teamsters Local 404 Health & Insurance Plan	7	7	7
Teamsters Local 638 Health Fund	40	39	35
Teamsters Local 639—Employers Health & Pension Trust Funds	27	26	26
Teamsters Local 671 Health Services & Insurance Plan	17	15	14
Teamsters Union 25 Health Services & Insurance Plan	50	46	44
Teamsters Union Local 677 Health Services & Insurance Plan	10	10	9
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	16	15	15
Utah-Idaho Teamsters Security Fund	26	25	22
Washington Teamsters Welfare Trust	47	44	36
All Other Multiemployer Health and Welfare Plans	68	95	64
Total Contributions	$3,761	$3,486	$2,352
The increases in 2015 contributions to the Central States, South East & South West Areas Health and Welfare Fund and to the Teamsters Western Region & Local 177 Health Care Plan are related to the changes to the delivery of active and postretirement healthcare benefits described below.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
Balance on January 1, 2015	$6	$449	$1,729	$2,184
Acquired	709	—	585	1,294
Currency / Other	—	(24)	(35)	(59)
Balance on December 31, 2015	$715	$425	$2,279	$3,419
Acquired	—	—	359	359
Currency / Other	—	(18)	(3)	(21)
Balance on December 31, 2016	$715	$407	$2,635	$3,757
2016 Goodwill Activity:
The goodwill acquired in the Supply Chain & Freight segment is related to our December 2016 acquisition of Maze 1 Limited ("Marken"). See note 7 for further discussion of this acquisition.
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
Goodwill Impairment
We test our goodwill for impairment annually, as of October 1st, on a reporting unit basis which we own at the testing date. Our reporting units are comprised of the U.S. Domestic Package reporting unit, the Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa) reporting units in the International Package reporting segment and the Forwarding, Logistics, UPS Mail Innovations, UPS Freight, The UPS Store, UPS Capital, Coyote Logistics and Marken reporting units in the Supply Chain & Freight reporting segment.
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

In 2016, we utilized a qualitative assessment to determine that it was more likely than not that the reporting unit fair value exceeded the carrying value for our Europe, Asia, Americas, ISMEA, The UPS Store and UPS Capital reporting units. For the remaining reporting units owned at the annual goodwill impairment testing date, we utilized the two-step process to test goodwill for impairment. We did not have any goodwill impairment charges in 2016, 2015 or 2014. Cumulatively, our Supply Chain & Freight reporting segment has recorded $622 million of goodwill impairment charges, while our International and U.S. Domestic Package segments have not recorded any goodwill impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The following is a summary of intangible assets at December 31, 2016 and 2015 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period (in years)
December 31, 2016
Capitalized software	$2,933	$(2,157)	$776	5.0
Licenses	131	(70)	61	4.1
Franchise rights	128	(90)	38	20.0
Customer relationships	724	(85)	639	10.8
Trade name	200	—	200	NA
Trademarks, patents and other	67	(23)	44	6.9
Total Intangible Assets, Net	$4,183	$(2,425)	$1,758	6.5
December 31, 2015
Capitalized software	$2,739	$(2,026)	$713
Licenses	189	(116)	73
Franchise rights	125	(83)	42
Customer relationships	511	(35)	476
Trade name	200	—	200
Trademarks, patents and other	61	(16)	45
Total Intangible Assets, Net	$3,825	$(2,276)	$1,549
A trade name and licenses with a carrying value of $200 and $4 million, respectively, as of December 31, 2016 are deemed to be indefinite-lived intangible assets, and therefore are not amortized. Impairment tests for indefinite-lived intangible assets are performed on an annual basis. All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that may indicate that the carrying value of the intangible may not be recoverable. There were no impairments of any finite-lived or indefinite-lived intangible assets in 2016 or 2015.
Amortization of intangible assets was $321, $261 and $195 million during 2016, 2015 and 2014, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2016 for the next five years is as follows (in millions): 2017—$378; 2018—$304; 2019—$249; 2020—$186; 2021—$126. Amortization expense in future periods will be affected by business acquisitions, software development, licensing agreements, franchise rights purchases and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. BUSINESS ACQUISITIONS
In December 2016, we acquired Marken, a global provider of supply chain solutions to the life sciences industry and leader in clinical trials material storage and distribution, which was added to our Supply Chain & Freight reporting segment. The financial results of the acquired business were not material to our results of operations.
The estimates of fair value of assets acquired and liabilities assumed are subject to change based on completion of our purchase accounting. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The acquisition was funded using cash from operations.
The following table summarizes the estimated fair values of the Marken assets acquired and liabilities assumed at the acquisition date (in millions):

Marken Assets Acquired and (Liabilities) Assumed
Cash and cash equivalents	$26
Accounts receivable	36
Other current assets	3
Deferred tax assets	4
Property, plant, and equipment	7
Goodwill	359
Intangible assets	233
Accounts payable and other current liabilities	(31)
Deferred tax liability	(67)
Total purchase price	$570
The goodwill recognized of approximately $359 million is attributable to expected synergies from future growth of Marken. None of the goodwill is deductible for income tax purposes.
The intangible assets acquired of approximately $233 million primarily consist of $216 million of customer relationships (amortized over 12 years), $10 million of trade name (amortized over 3 years), $6 million capitalized software (amortized over 3-5 years) and $1 million agent network (amortized over 4 years). The carrying value of accounts receivable approximates fair value.
We recognized approximately $8 million of acquisition related costs that were expensed in 2016. These costs are included in "other expenses" within the statements of consolidated income.
In March 2015, we acquired Poltraf, a Polish-based pharmaceutical logistics company recognized for its temperature-sensitive warehousing and transportation solutions. In May 2015 and June 2015, we acquired Parcel Pro and IPS, respectively. These businesses provide services and insurance coverage for the transport of high value luxury goods. These acquisitions were funded with cash from operations. These acquisitions were not material to our consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2015, we acquired Coyote, a U.S.-based truckload freight brokerage company for $1.829 billion. This acquisition allows us to expand our existing portfolio by adding large scale truckload freight brokerage and transportation management services to our Supply Chain & Freight reporting segment. In addition, we benefit from synergies in purchased transportation, backhaul utilization, cross-selling to customers, as well as technology systems and industry best practices. The acquisition was funded using cash from operations and issuances of commercial paper.
The following table summarizes the fair values of the Coyote assets acquired and liabilities assumed at the acquisition date (in millions):

Coyote Assets Acquired and (Liabilities) Assumed
Cash and cash equivalents	$18
Accounts receivable	249
Other current assets	1
Property, plant, and equipment	17
Goodwill	1,241
Intangible assets	664
Other non-current assets	2
Accounts payable and other current liabilities	(132)
Other non-current liabilities	(11)
Deferred tax liability	(212)
Total purchase price	$1,837
The goodwill recognized of approximately $1.241 billion is attributable to synergies anticipated from more efficient usage of our existing transportation networks and the assembled workforce of Coyote. We have allocated $709 and $532 million of the recognized goodwill to the U.S. Domestic Package and Supply Chain & Freight segments, respectively. None of the goodwill is deductible for income tax purposes.
The intangible assets acquired of approximately $664 million primarily consist of $426 million of customer relationships (amortized over 10 years), $27 million of non-compete agreements (amortized over 4 years), and $200 million of trade name, which has an indefinite useful life. The carrying value of acquired accounts receivable approximated fair value.
We recognized approximately $17 million of acquisition related costs that were expensed in 2015. These costs are included in "other expenses" within the statements of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The following table sets forth the principal amount, maturity or range of maturities, as well as the carrying value of our debt obligations, as of December 31, 2016 and 2015 (in millions). The carrying value of these debt obligations can differ from the principal amount due to the impact of unamortized discounts or premiums and valuation adjustments resulting from interest rate swap hedging relationships.

	Principal		Carrying Value
	Amount	Maturity	2016	2015
Commercial paper	$3,250	2017	$3,250	$2,965
Fixed-rate senior notes:
1.125% senior notes	375	2017	374	372
5.50% senior notes	750	2018	769	787
5.125% senior notes	1,000	2019	1,043	1,064
3.125% senior notes	1,500	2021	1,584	1,613
2.45% senior notes	1,000	2022	986	991
2.40% senior notes	500	2026	497	—
6.20% senior notes	1,500	2038	1,481	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
3.40% senior notes	500	2046	491	—
8.375% Debentures:
8.375% debentures	424	2020	461	474
8.375% debentures	276	2030	282	282
Pound Sterling Notes:
5.50% notes	82	2031	76	92
5.125% notes	560	2050	535	638
Euro Senior Notes:
1.625% notes	738	2025	732	759
1.000% notes	527	2028	523	—
Floating rate senior notes	527	2020	525	544
Floating rate senior notes	833	2049 – 2066	824	600
Capital lease obligations	447	2017– 3005	447	475
Facility notes and bonds	320	2029 – 2045	319	319
Other debt	20	2017 – 2022	20	22
Total debt	$16,004		16,075	14,334
Less: current maturities			(3,681)	(3,018)
Long-term debt			$12,394	$11,316

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuances
On October 19, 2016, we issued U.S. and Euro senior rate notes in two separate transactions. These senior notes consist of three separate series, as follows:

•
Two series of notes, each in the principal amount of $500 million, were issued. These notes bear interest at 2.4% and 3.4% fixed rates and are due November 2026 and November 2046, respectively. Interest on these notes is payable semi-annually, in each case beginning in May 2017. Each note is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date at a benchmark treasury yield plus 10 and 15 basis points, respectively, and accrued interest.

•
Notes in the principal amount of €500 million ($549 million) were issued. These notes bear interest at a 1.0% fixed rate and are due November 2028. Interest on these notes is payable annually, beginning in November 2017. The notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable German government bond yield plus 15 basis points and accrued interest.

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of December 31, 2016: $2.406 billion with an average interest rate of 0.49% and €801 million ($844 million) with an average interest rate of -0.36%. The amount of commercial paper outstanding under these programs in 2017 is expected to fluctuate.
Fixed Rate Senior Notes
We have completed several offerings of fixed rate senior notes. All of the notes pay interest semiannually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. We subsequently entered into interest rate swaps on several of these notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on these notes, including the impact of the interest rate swaps, for 2016 and 2015, respectively, were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2016	2015
1.125% senior notes	$375	2017	1.04%	0.68%
5.50% senior notes	$750	2018	2.94%	2.54%
5.125% senior notes	$1,000	2019	2.49%	2.06%
3.125% senior notes	$1,500	2021	1.40%	1.04%
2.45% senior notes	$1,000	2022	1.26%	0.87%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest is payable semiannually in April and October for both tranches and neither tranche is subject to sinking fund requirements. We subsequently entered into interest rate swaps on the 2020 debentures, which effectively converted the fixed interest rates on the debentures to variable LIBOR-based interest rates. The average interest rate payable on the 2020 debentures, including the impact of the interest rate swaps, for 2016 and 2015 was 5.43% and 5.04%, respectively.
Floating Rate Senior Notes
The floating rate senior notes bear interest at either one or three-month LIBOR, less a spread ranging from 30 to 45 basis points. The average interest rate for 2016 and 2015 was 0.21% and 0.01%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after 10 years at a stated percentage of par value. The notes have maturities ranging from 2049 through 2066.
In March, June and August 2016, we issued floating rate senior notes in principal balances of $118, $74 and $35 million, respectively. These notes bear interest at three-month LIBOR less 30 basis points and mature in 2066.

Capital Lease Obligations
We have certain property, plant and equipment subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of our property, plant and equipment subject to capital leases is as follows as of December 31 (in millions):

	2016	2015
Vehicles	$68	$74
Aircraft	2,291	2,289
Buildings	190	207
Accumulated amortization	(896)	(849)
Property, plant and equipment subject to capital leases	$1,653	$1,721
These capital lease obligations have principal payments due at various dates from 2017 through 3005.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility Notes and Bonds
We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•
Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2016 and 2015 were 0.37% and 0.03%, respectively.

•
Bonds with a principal balance of $42 million and due in November 2036 issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds bear interest at a variable rate, and the average interest rates for 2016 and 2015 were 0.36% and 0.02%, respectively.

•
Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•
Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. The bonds, which were due in December 2015, had a variable interest rate, and the average interest rates for 2016 and 2015 were 0.00% and 0.02%, respectively. As of December 2015, these $100 million bonds were repaid in full.

•
In September 2015, we entered into an agreement with the Delaware County, Pennsylvania Industrial Development Authority, associated with our Philadelphia, Pennsylvania airport facilities, for bonds issued with a principal balance of $100 million. These bonds, which are due September 2045, bear interest at a variable rate. The average interest rate for 2016 and 2015 was 0.40% and 0.00%, respectively.

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

Euro Senior Notes
The euro senior notes consist of two separate issuances, as follows:

•
Notes with a principal amount of €500 million accrue interest at a variable rate equal to three-month EURIBOR plus 43 basis points and are due in July 2020. Interest is payable quarterly on the notes, commencing in April 2016. These notes are not callable. The senior notes bear interest at a variable rate, and the average interest rates for 2016 and 2015 were 0.19% and 0.34%, respectively.

•
Notes with a principal amount of €700 million accrue interest at a 1.625% fixed rate and are due in November 2025. Interest is payable annually on the notes, commencing in November 2016. These notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payout of principal and interest thereon discounted to the date of redemption at a benchmark German government bond yield plus 20 basis points and accrued interest.

Contractual Commitments
We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2038. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $686, $669 and $676 million for 2016, 2015 and 2014, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2017	$72	$368	$3,635	$1,358
2018	70	302	756	1,151
2019	62	221	1,001	758
2020	56	168	528	286
2021	39	111	1,501	17
After 2021	370	300	8,136	45
Total	669	$1,470	$15,557	$3,615
Less: imputed interest	(222)
Present value of minimum capitalized lease payments	447
Less: current portion	(46)
Long-term capitalized lease obligations	$401
As of December 31, 2016, we had outstanding letters of credit totaling approximately $1.890 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2016, we had $730 million of surety bonds written.
Available Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 24, 2017. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2016.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 21, 2021. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%, and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2016 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2016, 10% of net tangible assets is equivalent to $2.313 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $17.134 and $15.524 billion as of December 31, 2016 and 2015, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The Court granted summary judgment motions filed by UPS and FedEx, entered judgment in favor of UPS and FedEx, and dismissed the case. Plaintiff appealed to the Court of Appeals for the Ninth Circuit, briefing is complete and oral argument has been scheduled for March 2017. The Antitrust Division of the U.S. Department of Justice (“DOJ”) opened a civil investigation of our policies and practices for dealing with third-party negotiators. We have cooperated with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the DOJ investigation is pending; (2) the Court granted our motion for summary judgment; and (3) the appeal remains pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

We are a defendant in Ryan Wright and Julia Zislin v. United Parcel Service Canada Ltd., an action brought on behalf of a certified class of customers in the Superior Court of Justice in Ontario, Canada. Plaintiffs filed suit in February 2007, alleging inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court in August 2011, when it dismissed plaintiffs' complaint under the Criminal Code and granted plaintiffs' complaint of inadequate disclosure. We appealed the Court's decision pertaining to inadequate disclosure in September 2011 and continue to vigorously defend all other allegations. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. Trial was held in September 2016, and closing arguments were held in November 2016. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious factual and legal defenses; and (2) it remains uncertain how the Court will resolve the State and City’s various claims and our defenses. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

In May 2016, a purported shareowner derivative suit was filed in the Delaware Court of Chancery naming certain of UPS’s current and former officers and directors as defendants, alleging that they breached their fiduciary duties by failing to monitor UPS’s compliance with the Assurance of Discontinuance and other federal and state laws relating to cigarette deliveries. The Company’s and individual defendants’ motion to dismiss was heard in October 2016. On January 19, 2017, the Court of Chancery dismissed the plaintiffs' suit in its entirety.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Matters
In August 2010, competition authorities in Brazil opened an administrative proceeding to investigate alleged anticompetitive behavior in the freight forwarding industry. Approximately 45 freight forwarding companies and individuals are named in the proceeding, including UPS, UPS SCS Transportes (Brasil) S.A., and a former employee in Brazil. UPS submitted its written defenses to these allegations in April 2014. These allegations have been settled for an immaterial amount.

NOTE 10. SHAREOWNERS’ EQUITY
Capital Stock, Additional Paid-In Capital, and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company’s founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of December 31, 2016, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2016, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, and retained earnings accounts (in millions, except per share amounts):

	2016		2015		2014
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of year	194	$2	201	$2	212	$2
Common stock purchases	(4)	—	(4)	—	(5)	—
Stock award plans	5	—	5	—	5	—
Common stock issuances	2	—	3	—	3	—
Conversions of class A to class B common stock	(17)	—	(11)	—	(14)	—
Class A shares issued at end of year	180	$2	194	$2	201	$2
Class B Common Stock:
Balance at beginning of year	693	$7	705	$7	712	$7
Common stock purchases	(21)	—	(23)	—	(21)	—
Conversions of class A to class B common stock	17	—	11	—	14	—
Class B shares issued at end of year	689	$7	693	$7	705	$7
Additional Paid-In Capital:
Balance at beginning of year		$—		$—		$—
Stock award plans		541		492		656
Common stock purchases		(898)		(791)		(918)
Common stock issuances		303		316		309
Option premiums received (paid)		54		(17)		(47)
Balance at end of year		$—		$—		$—
Retained Earnings:
Balance at beginning of year		$6,001		$5,726		$6,925
Net income attributable to controlling interests		3,431		4,844		3,032
Dividends ($3.12, $2.92 and $2.68 per share)		(2,771)		(2,649)		(2,487)
Common stock purchases		(1,782)		(1,920)		(1,744)
Balance at end of year		$4,879		$6,001		$5,726

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016, 2015 and 2014, we repurchased a total of 25.2, 26.8 and 26.4 million shares of class A and class B common stock for $2.680, $2.711 and $2.662 billion, respectively ($2.678, $2.702 and $2.695 billion in repurchases for 2016, 2015 and 2014, respectively, are reported on the cash flow statement due to the timing of settlements). During the first quarter of 2016, we also exercised a capped call option that we entered in 2015 for which we received 0.2 million UPS class B shares. The $25 million premium payment for this capped call option reduced shareowners' equity in 2015. In total, shares repurchased and received the twelve months ended December 31, 2016 were 25.4 million shares for $2.705 billion. In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which replaced an authorization previously announced in 2013. This new share repurchase authorization has no expiration date. As of December 31, 2016, we had $6.155 billion of this share repurchase authorization remaining.
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the fourth quarter of 2016, we entered into an accelerated share repurchase program, which allowed us to repurchase $300 million of shares (2.6 million shares). The program was completed in December 2016.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received (paid) net premiums of $54 and $(17) million during 2016 and 2015, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of December 31, 2016, we had outstanding options for the purchase of 1.0 million shares with an average strike price of $97.27 per share that will settle in the first quarter of 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
We incur activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI is as follows (in millions):

	2016	2015	2014
Foreign Currency Translation Gain (Loss):
Balance at beginning of year	$(897)	$(457)	$(126)
Translation adjustment (net of tax effect of $32, $0, and $105)	(119)	(440)	(331)
Balance at end of year	(1,016)	(897)	(457)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of year	(1)	—	(1)
Current period changes in fair value (net of tax effect of $0, $(1), and $1)	—	(1)	2
Reclassification to earnings (no tax impact in any period)	—	—	(1)
Balance at end of year	(1)	(1)	—
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	67	61	(219)
Current period changes in fair value (net of tax effect of $75, $103, and $133)	124	171	220
Reclassification to earnings (net of tax effect of $(142), $(99), and $35)	(236)	(165)	60
Balance at end of year	(45)	67	61
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	(2,709)	(3,198)	(114)
Reclassification to earnings (net of tax effect of $1,040, $97, and $870)	1,783	195	1,462
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(1,460), $197, and $(2,714))	(2,495)	294	(4,546)
Balance at end of year	(3,421)	(2,709)	(3,198)
Accumulated other comprehensive income (loss) at end of year	$(4,483)	$(3,540)	$(3,594)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	2016 Amount Reclassified from AOCI	2015 Amount Reclassified from AOCI	2014 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	—	—	1	Investment income
Income tax (expense) benefit	—	—	—	Income tax expense
Impact on net income	—	—	1	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(26)	(24)	(23)	Interest expense
Foreign exchange contracts	—	(25)	(48)	Interest expense
Foreign exchange contracts	404	313	(24)	Revenue
Income tax (expense) benefit	(142)	(99)	35	Income tax expense
Impact on net income	236	165	(60)	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(172)	(174)	(170)	Compensation and benefits
Curtailment and settlement loss	—	—	(356)	Compensation and benefits
Remeasurement of benefit obligation	(2,651)	(118)	(1,806)	Compensation and benefits
Income tax (expense) benefit	1,040	97	870	Income tax expense
Impact on net income	(1,783)	(195)	(1,462)	Net income

Total amount reclassified for the period	$(1,547)	$(30)	$(1,521)	Net income

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
Activity in the deferred compensation program for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	2016		2015		2014
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of year		$51		$59		$69
Reinvested dividends		3		3		2
Options exercise deferrals		—		—		—
Benefit payments		(9)		(11)		(12)
Balance at end of year		$45		$51		$59
Treasury Stock:
Balance at beginning of year	(1)	$(51)	(1)	$(59)	(1)	$(69)
Reinvested dividends	—	(3)	—	(3)	—	(2)
Options exercise deferrals	—	—	—	—	—	—
Benefit payments	—	9	—	11	—	12
Balance at end of year	(1)	$(45)	(1)	$(51)	(1)	$(59)

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $3 and $4 million for the years ended December 31, 2016 and 2015, respectively.
NOTE 11. STOCK-BASED COMPENSATION
The UPS Incentive Compensation Plan permits the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and units to eligible employees. The number of shares reserved for issuance under the Incentive Compensation Plan is 27 million. Each share issued pursuant to restricted stock units and restricted performance units (collectively referred to as "Restricted Units"), stock options and other permitted awards will reduce the share reserve by one share. We had 17 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2016.
The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the Coyote Restricted Stock Award, the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program. These awards are discussed in the following paragraphs. The total expense recognized in our income statement under all stock compensation award programs was $591, $574 and $536 million during 2016, 2015 and 2014, respectively. The associated income tax benefit recognized in our income statement was $219, $215 and $199 million during 2016, 2015 and 2014, respectively. The cash income tax benefit received from the exercise of stock options and the lapsing of Restricted Units was $207, $252 and $261 million during 2016, 2015 and 2014, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Incentive Award Program ("MIP")
Non-executive management earning the right to receive the Management Incentive Award are determined annually by the Salary Committee, which is comprised of executive officers of UPS. Awards granted to executive officers are determined annually by the Compensation Committee of the UPS Board of Directors. Our Management Incentive Award program provides, with certain exceptions, that one-half to two-thirds of the annual Management Incentive Award will be made in Restricted Units (depending upon the level of management involved). The other one-third to one-half of the award is electable in the form of cash or unrestricted shares of class A common stock, and is fully vested at the time of grant.
Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Except in the case of death, disability, or retirement, Restricted Units granted for our Management Incentive Award generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant. The entire grant is expensed on a straight-line basis over the requisite service period. All Restricted Units granted are subject to earlier cancellation or vesting under certain conditions. Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date.
Coyote Restricted Stock Award
In August 2015 we acquired Coyote, a U.S.-based truckload freight brokerage company. During the third quarter of 2015, we granted Restricted Units to certain eligible Coyote management employees. The vesting of Restricted Units granted under this award will vary between one and four years with an equal number of restricted units vesting at each anniversary date. The entire grant is expensed on a straight-line basis over the requisite service period (except in the case of death, disability or retirement, in which case immediate vesting occurs).
Long-Term Incentive Performance Award granted prior to 2014
We award Restricted Units in conjunction with our Long-Term Incentive Performance Award program to certain eligible employees. The Restricted Units ultimately granted under the Long-Term Incentive Performance Award program were based upon the achievement of certain performance measures, including growth in consolidated revenue and operating return on invested capital during the performance award cycle, and other measures, including the achievement of an adjusted earnings per share target over the entire three-year performance award cycle. The last award granted under this program fully vested in the first quarter of 2016.
As of December 31, 2016, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Management Incentive Award program, Coyote Restricted Stock Award and Long-Term Incentive Performance Award program (granted prior to 2014):

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2016	11,012	$90.71
Vested	(5,180)	87.79
Granted	5,446	97.04
Reinvested Dividends	348	N/A
Forfeited / Expired	(151)	95.23
Nonvested at December 31, 2016	11,475	$94.32	1.42	$1,315
Restricted Units Expected to Vest	11,129	$94.33	1.41	$1,276
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2016, 2015 and 2014 was $97.04, $100.63 and $92.35, respectively. The total fair value of Restricted Units vested was $445, $564 and $579 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $512 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted-average period of three years and two months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Performance Award granted after 2013
We award Restricted Units in conjunction with our Long-Term Incentive Performance Award program to certain eligible employees. Beginning with the Long-Term Incentive Performance grant in 2014, the performance targets are equally-weighted among consolidated operating return on invested capital, growth in currency-constant consolidated revenue and total shareowner return relative ("RTSR") to a peer group of companies. The Restricted Units granted under this award generally vest at the end of a three-year period (except in the case of death disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets set forth on the grant date. The range of percentage achievement can vary from 0% to 200% of the target award.
For the two-thirds of the award related to consolidated operating return on invested capital and growth in currency-constant consolidated revenue, we recognize the grant date fair value of these units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award related to RTSR is valued using a Monte Carlo model. This portion of the award is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.

The weighted-average assumptions used, by year, and the calculated weighted-average fair values of the RTSR portion of the grants, are as follows:

	2016	2015	2014
Risk-free interest rate	1.00%	0.89%	0.65%
Expected volatility	16.46%	15.53%	17.02%
Weighted-average fair value of units granted	$136.18	$63.64	$106.52
Share payout	129.08%	65.86%	109.84%
There is no expected dividend yield as units earn dividend equivalents.
As of December 31, 2016, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Long-Term Incentive Performance Award program (granted after 2013):

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2016	1,615	$96.80
Vested	(800)	97.02
Granted	926	105.50
Reinvested Dividends	70	N/A
Forfeited / Expired	(128)	99.70
Nonvested at December 31, 2016	1,683	$101.36	1.53	$193
Performance Units Expected to Vest	1,590	$101.44	1.56	$182
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2016, 2015 and 2014 was $105.50, $96.64 and $96.98, respectively. The total fair value of Restricted Units vested was $13 and $5 million in 2016 and 2015, respectively. As of December 31, 2016, there was $92 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted-average period of one year and nine months.
Non-qualified Stock Options
We maintain fixed stock option plans, under which options are granted to purchase shares of UPS class A common stock. Stock options granted in connection with the UPS Incentive Compensation Plan must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Executive officers and certain senior managers receive a non-qualified stock option grant annually, in which the value granted is determined as a percentage of salary. Options granted generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant. All options granted are subject to earlier cancellation or vesting under certain conditions. The options granted will expire ten years after the date of the grant. Option holders may exercise their options via the tender of cash or class A common stock and new class A shares are issued upon exercise.
The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	2,771	$77.33
Exercised	(1,186)	77.63
Granted	259	100.92
Forfeited / Expired	(16)	80.88
Outstanding at December 31, 2016	1,828	$80.45	4.26	$62
Options Vested and Expected to Vest	1,828	$80.45	4.26	$62
Exercisable at December 31, 2016	1,410	$75.07	3.01	$56

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used, by year, and the calculated weighted-average fair values of options, are as follows:

	2016	2015	2014
Expected dividend yield	2.95%	2.63%	2.56%
Risk-free interest rate	1.62%	2.07%	2.40%
Expected life in years	7.5	7.5	7.5
Expected volatility	22.40%	20.61%	24.26%
Weighted-average fair value of options granted	$16.46	$18.07	$20.48
Expected volatilities are based on the historical returns on our stock and the implied volatility of our publicly-traded options. The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding, and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the grants and an index of peer companies with similar grant characteristics in estimating this variable.
We received cash of $72, $56 and $85 million during 2016, 2015 and 2014, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $24, $31 and $47 million, respectively. As of December 31, 2016, there was $1 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of three years and seven months.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Average Life (in years)	Weighted-Average Exercise Price	Shares (in thousands)	Weighted-Average Exercise Price
$55.01 - $70.00	201	2.93	$62.42	201	$62.42
$70.01 - $80.00	937	1.79	72.42	921	72.34
$80.01 - $90.00	147	6.17	82.94	115	82.92
$90.01 - $110.00	543	8.49	100.31	173	99.14
	1,828	4.26	$80.45	1,410	$75.07

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.9, 0.9 and 0.9 million shares at average prices of $99.27, $95.41 and $95.67 per share during 2016, 2015 and 2014, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.
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
Supply Chain & Freight
Supply Chain & Freight includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations, UPS Freight and other aggregated business units. Our forwarding, logistics and Coyote units provide services in more than 195 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, truckload freight brokerage, distribution and post-sales services, mail and consulting services. UPS Freight offers a variety of LTL and TL services to customers in North America. Other aggregated business units within this segment include The UPS Store and UPS Capital.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information as of, and for the years ended, December 31 is as follows (in millions):

	2016	2015	2014
Revenue:
U.S. Domestic Package	$38,301	$36,747	$35,851
International Package	12,350	12,149	12,988
Supply Chain & Freight	10,255	9,467	9,393
Consolidated	$60,906	$58,363	$58,232
Operating Profit:
U.S. Domestic Package	$3,017	$4,767	$2,859
International Package	2,044	2,137	1,677
Supply Chain & Freight	406	764	432
Consolidated	$5,467	$7,668	$4,968
Assets:
U.S. Domestic Package	$23,191	$21,701	$20,708
International Package	8,193	7,858	7,850
Supply Chain & Freight	7,806	7,728	6,004
Unallocated	1,187	1,024	878
Consolidated	$40,377	$38,311	$35,440
Depreciation and Amortization Expense:
U.S. Domestic Package	$1,479	$1,408	$1,276
International Package	491	475	478
Supply Chain & Freight	254	201	169
Consolidated	$2,224	$2,084	$1,923

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by product type for the years ended December 31 is as follows (in millions):

	2016	2015	2014
U.S. Domestic Package:
Next Day Air	$6,752	$6,570	$6,581
Deferred	4,082	3,903	3,672
Ground	27,467	26,274	25,598
Total U.S. Domestic Package	38,301	36,747	35,851
International Package:
Domestic	2,441	2,425	2,784
Export	9,374	9,092	9,586
Cargo	535	632	618
Total International Package	12,350	12,149	12,988
Supply Chain & Freight:
Forwarding and Logistics	6,793	5,900	5,758
Freight	2,736	2,881	3,048
Other	726	686	587
Total Supply Chain & Freight	10,255	9,467	9,393
Consolidated	$60,906	$58,363	$58,232

Geographic information as of, and for the years ended, December 31 is as follows (in millions):

	2016	2015	2014
United States:
Revenue	$48,013	$45,309	$43,840
Long-lived assets	$19,253	$18,196	$15,902
International:
Revenue	$12,893	$13,054	$14,392
Long-lived assets	$5,898	$5,828	$6,105
Consolidated:
Revenue	$60,906	$58,363	$58,232
Long-lived assets	$25,151	$24,024	$22,007
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue for the years ended December 31, 2016, 2015 or 2014.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES
The income tax expense (benefit) for the years ended December 31 consists of the following (in millions):

	2016	2015	2014
Current:
U.S. Federal	$1,338	$1,634	$932
U.S. State and Local	67	88	103
Non-U.S.	177	236	185
Total Current	1,582	1,958	1,220
Deferred:
U.S. Federal	103	469	427
U.S. State and Local	31	65	(11)
Non-U.S.	(11)	6	(31)
Total Deferred	123	540	385
Total Income Tax Expense	$1,705	$2,498	$1,605
Income before income taxes includes the following components (in millions):

	2016	2015	2014
United States	$4,322	$6,348	$3,819
Non-U.S.	814	994	818
Total Income Before Income Taxes:	$5,136	$7,342	$4,637

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	1.5	1.7	1.2
Non-U.S. tax rate differential	(2.4)	(1.2)	(2.4)
Nondeductible/nontaxable items	0.8	0.2	1.3
U.S. federal tax credits	(1.2)	(1.3)	(1.5)
Other	(0.5)	(0.4)	1.0
Effective income tax rate	33.2%	34.0%	34.6%
Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions we operate in and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year.
Our effective tax rate decreased to 33.2% in 2016, compared with 34.0% in 2015 and 34.6% in 2014, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items:
2016 Discrete Items
In the fourth quarter of 2016, we recognized an income tax benefit of $978 million related to pre-tax mark-to-market losses of $2.651 billion on our pension and postretirement defined benefit plans. This income tax benefit was generated at a higher average statutory tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
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
Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which is effective through December 31, 2017 and may be extended through December 31, 2022 if additional requirements are satisfied. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $21, $25 and $21 million for 2016, 2015, and 2014, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities are comprised of the following at December 31 (in millions):

	2016	2015
Fixed assets and capitalized software	$(4,782)	$(4,776)
Other	(756)	(699)
Deferred tax liabilities	(5,538)	(5,475)

Pension and postretirement benefits	4,236	3,915
Loss and credit carryforwards	229	261
Insurance reserves	733	730
Stock compensation	297	256
Other	681	650
Deferred tax assets	6,176	5,812
Deferred tax assets valuation allowance	(159)	(197)
Deferred tax asset (net of valuation allowance)	6,017	5,615

Net deferred tax asset	$479	$140

Amounts recognized in the consolidated balance sheets:
Deferred tax assets	$591	$255
Deferred tax liabilities	(112)	(115)
Net deferred tax asset	$479	$140
The valuation allowance changed by $(38), $(11) and $(43) million during the years ended December 31, 2016, 2015 and 2014, respectively.
We have a U.S. federal capital loss carryforward of $33 million as of December 31, 2016 which expires December 31, 2021. In addition, we have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2016	2015
U.S. state and local operating loss carryforwards	$603	$894
U.S. state and local credit carryforwards	$70	$53
The U.S. state and local operating loss carryforwards expire at varying dates through 2036. The U.S. state and local credits can be carried forward for periods ranging from three years to indefinitely. We also have non-U.S. loss carryforwards of $479 million as of December 31, 2016, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state carryforwards, due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.
Undistributed earnings of foreign subsidiaries amounted to $5.504 billion at December 31, 2016. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2014	$191	$40	$4
Additions for tax positions of the current year	15	—	—
Additions for tax positions of prior years	51	13	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(74)	(8)	—
Settlements during the period	(10)	(2)	—
Lapses of applicable statute of limitations	(1)	(1)	(1)
Balance at December 31, 2014	172	42	3
Additions for tax positions of the current year	24	—	—
Additions for tax positions of prior years	45	21	3
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(85)	(8)	—
Settlements during the period	(6)	(2)	—
Lapses of applicable statute of limitations	(2)	—	—
Balance at December 31, 2015	148	53	6
Additions for tax positions of the current year	17	—	—
Additions for tax positions of prior years	20	10	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(41)	(13)	—
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	—	—	—
Balance at December 31, 2016	$144	$50	$6
The total amount of gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014 that, if recognized, would affect the effective tax rate were $142, $147 and $166 million, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2013.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2016	2015	2014
Numerator:
Net income attributable to common shareowners	$3,431	$4,844	$3,032
Denominator:
Weighted-average shares	878	896	913
Deferred compensation obligations	1	1	1
Vested portion of restricted shares	4	4	2
Denominator for basic earnings per share	883	901	916
Effect of Dilutive Securities:
Restricted performance units	3	4	7
Stock options	1	1	1
Denominator for diluted earnings per share	887	906	924
Basic Earnings Per Share	$3.89	$5.38	$3.31
Diluted Earnings Per Share	$3.87	$5.35	$3.28
Diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 exclude the effect of 0.2, 0.2 and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At December 31, 2016 and 2015, we held cash collateral of $575 and $717 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At December 31, 2016 and 2015, no collateral was required to be posted with any of our counterparties; however, the aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions that were in a net liability position was $10 million at December 31, 2016.
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
Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes on our business. We periodically enter into option and future contracts on energy commodity products to manage the price risk associated with forecasted transactions involving refined fuels, principally jet-A, diesel and unleaded gasoline. The objective of the hedges is to reduce the variability of cash flows, due to changing fuel prices, associated with the forecasted transactions involving those products. We have designated and account for these contracts as cash flow hedges of the underlying forecasted transactions involving these fuel products and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or revenue when the underlying transactions occur.
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
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to cumulative translation adjustment within AOCI to offset the translation risk from those investments. Any ineffective portion of net investment hedging is recognized as a component of investment income and other. Balances in the cumulative translation adjustment accounts remain until the sale or liquidation of the foreign entity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Outstanding Positions
The notional amounts of our outstanding derivative positions were as follows as of December 31, 2016 and 2015 (in millions):

		2016	2015
Currency Hedges:
Euro	EUR	3,702	3,750
British Pound Sterling	GBP	1,380	1,140
Canadian Dollar	CAD	1,053	177
Indian Rupee	INR	76	—
Mexican Peso	MXN	—	3,863
Japanese Yen	JPY	3,972	20,000
Singapore Dollar	SGD	32	—

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps	USD	5,799	5,799
Floating to Fixed Interest Rate Swaps	USD	778	778

Investment Market Price Hedges:
Marketable Securities	EUR	76	496
As of December 31, 2016, we had no outstanding commodity hedge positions.
The maximum term over which we are hedging exposures to the variability of cash flow is 16 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Recognition
The following table indicates the location on the consolidated balance sheets in which our derivative assets and liabilities have been recognized, and the related fair values of those derivatives as of December 31, 2016 and 2015 (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
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

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location	2016	2015	2016	2015
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$176	$408	$176	$408
Foreign exchange contracts	Other non-current assets	131	92	126	92
Interest rate contracts	Other non-current assets	137	204	119	185
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	1	2	1	—
Investment market price contracts	Other current assets	—	5	—	—
Interest rate contracts	Other non-current assets	42	57	40	53
Total Asset Derivatives		$487	$768	$462	$738

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location	2016	2015	2016	2015
Derivatives Designated As Hedges:
Interest rate contracts	Other current liabilities	1	—	1	—
Foreign exchange contracts	Other non-current liabilities	6	—	1	—
Interest rate contracts	Other non-current liabilities	21	19	3	—
Derivatives Not Designated As Hedges:
Foreign exchange contracts	Other current liabilities	—	12	—	10
Interest rate contracts	Other current liabilities	—	—	—	—
Investment market price contracts	Other current liabilities	10	9	10	4
Interest rate contracts	Other non-current liabilities	7	13	5	9
Total Liability Derivatives		$45	$53	$20	$23

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI within "unrealized gain (loss) on cash flow hedges" for the years ended December 31, 2016 and 2015 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2016	2015
Interest rate contracts	$1	$(1)
Foreign exchange contracts	198	275
Total	$199	$274
As of December 31, 2016, $92 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2017. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2016, 2015 and 2014.
The following table indicates the amount of gains and losses that have been recognized in AOCI within "foreign currency translation gain (loss)" for the years ended December 31, 2016 and 2015 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2016	2015
Foreign denominated debt	$119	$(33)
Total	$119	$(33)
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the years ended December 31, 2016, 2015 and 2014.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the years ended December 31, 2016 and 2015 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015			2016	2015
Interest rate contracts	Interest Expense	$(71)	$(7)	Fixed-Rate Debt and Capital Leases	Interest Expense	$71	$7
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forwards, interest rate swaps, investment market price and commodity contracts not designated as hedges for the years ended December 31, 2016 and 2015 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015
Commodity contracts	Fuel Expense	$—	$(2)
Foreign exchange contracts	Other Operating Expenses	—	22
Foreign exchange contracts	Investment income and other	(145)	43
Investment market price contracts	Investment income and other	(5)	(5)
Foreign exchange contracts	Interest Expense	—	(14)
Interest rate contracts	Interest Expense	(8)	(7)
Total		$(158)	$37

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2016 and 2015 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2016
Assets:
Foreign Exchange Contracts	$—	$308	$—	$308
Interest Rate Contracts	—	179	—	179
Total	$—	$487	$—	$487
Liabilities:
Foreign Exchange Contracts	$—	$6	$—	$6
Investment Market Price Contracts	—	10	—	10
Interest Rate Contracts	—	29	—	29
Total	$—	$45	$—	$45

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2015
Assets:
Foreign Exchange Contracts	$—	$502	$—	$502
Investment Market Price Contracts	—	5	—	5
Interest Rate Contracts	—	261	—	261
Total	$—	$768	$—	$768
Liabilities:
Foreign Exchange Contracts	$—	$12	$—	$12
Investment Market Price Contracts	—	9	—	9
Interest Rate Contracts	—	32	—	32
Total	$—	$53	$—	$53

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. QUARTERLY INFORMATION (UNAUDITED)
Our revenue, segment operating profit, net income, basic and diluted earnings per share on a quarterly basis are presented below (in millions, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue:
U.S. Domestic Package	$9,084	$8,814	$9,015	$8,808	$9,289	$8,860	$10,913	$10,265
International Package	2,914	2,970	3,077	3,045	3,024	2,959	3,335	3,175
Supply Chain & Freight	2,420	2,193	2,537	2,242	2,615	2,418	2,683	2,614
Total revenue	14,418	13,977	14,629	14,095	14,928	14,237	16,931	16,054
Operating Profit (Loss):
U.S. Domestic Package	1,102	1,024	1,233	1,201	1,252	1,258	(570)	1,284
International Package	574	498	613	552	576	507	281	580
Supply Chain & Freight	147	151	192	207	206	219	(139)	187
Total operating profit	1,823	1,673	2,038	1,960	2,034	1,984	(428)	2,051
Net Income	$1,131	$1,026	$1,269	$1,230	$1,270	$1,257	$(239)	$1,331
Net Income Per Share:
Basic	$1.27	$1.13	$1.43	$1.37	$1.44	$1.40	$(0.27)	$1.49
Diluted	$1.27	$1.12	$1.43	$1.35	$1.44	$1.39	$(0.27)	$1.48
Operating profit for the quarter ended December 31, 2016 was impacted by a mark-to-market loss of $2.651 billion on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor (allocated as follows—U.S. Domestic Package $1.908 billion, International Package $425 million and Supply Chain & Freight $318 million). This loss reduced fourth quarter net income by $1.673 billion, and basic and diluted earnings per share by $1.91.
Operating profit for the quarter ended December 31, 2015 was impacted by a mark-to-market loss of $118 million on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor (allocated as follows—U.S. Domestic Package $62 million, International Package $44 million and Supply Chain & Freight $12 million). This loss reduced net income by $79 million, and basic and diluted earnings per share by $0.09.

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
Changes in Internal Control:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:
UPS management is responsible for establishing and maintaining adequate internal controls over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2016. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2016 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2016, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
/s/ United Parcel Service, Inc.
February 20, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
United Parcel Service, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 20, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2017

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Chairman and Chief Executive Officer	61	Chief Executive Officer (2014 - present), Chairman (2016 - present) Senior Vice President and Chief Operating Officer (2007 - 2014).
James J. Barber, Jr. Senior Vice President and President, UPS International	56	Senior Vice President and President, UPS International (2013 - present), President and Chief Operating Officer, UPS Europe, Middle East, and Africa (2010 - 2013).
Norman M. Brothers, Jr. Senior Vice President, General Counsel and Corporate Secretary	49	Senior Vice President, General Counsel and Corporate Secretary (2016 - present)
Teresa M. Finley Senior Vice President, Chief Marketing and Business Services Officer	56
Senior Vice President, Chief Marketing and Business Services Officer (2016 - present), Senior Vice President of Global Marketing (2015 - 2016), Corporate Controller and Treasurer (2010 - 2015), International Chief Financial Officer (2010).

Alan Gershenhorn Senior Vice President, Chief Commercial Officer	58	Senior Vice President and Chief Commercial Officer (2014 - present), Senior Vice President, Worldwide Sales, Marketing and Strategy (2011 - 2014).
Myron A. Gray Senior Vice President and President, United States Operations	59	Senior Vice President and President, United States Operations (2014 - present), Senior Vice President, United States Operations (2009 - 2014).
Kate M. Gutmann Senior Vice President, Chief Sales and Solutions Officer	48	Senior Vice President, Chief Sales and Solutions Officer (2014 - present), President, Worldwide Sales (2011 - 2014).
Teri P. McClure Senior Vice President, Chief Human Resources Officer, Labor Relations	53
Senior Vice President, Chief Human Resources Officer, Labor Relations (2016 - present), Senior Vice President and Chief Legal, Communications, and Human Resources Officer (2015 - 2016), Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 - 2014).

Richard N. Peretz Senior Vice President, Chief Financial Officer and Treasurer	55
Senior Vice President, Chief Financial Officer and Treasurer (2015 - present), Corporate Controller and Treasurer (2014-2015), Corporate Controller (2013 - 2015), Vice President of Corporate Finance and Accounting (2008 - 2013).

Juan R. Perez Senior Vice President, Chief Information Officer	50	Senior Vice President, Chief Information Officer (2016 - present), Vice President, Information Services (2011 - 2016).
Mark R. Wallace Senior Vice President, Global Engineering and Sustainability	54
Senior Vice President, Global Engineering and Sustainability (2015 - present), President, Global Logistics & Distribution (2013 - 2015), Corporate U.S. Engineering Coordinator (2012 - 2013), Corporate I.E. International Coordinator (2007 - 2012).

Information about our directors is presented under the caption “Your Board of Directors" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.
Information about our Audit Committee is presented under the caption “Your Board of Directors - Committees of the Board of Directors” and "Audit Committee Matters" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.
Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.
Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Ownership of Our Securities - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information about our board and executive compensation is presented under the captions “Your Board of Directors - Director Compensation" and "Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership is presented under the caption “Ownership of Our Securities - Securities Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.
Information about our equity compensation plans is presented under the caption “Executive Compensation - Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons is presented under the caption “Corporate Governance - Conflicts of Interest and Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.

Information about director independence is presented under the caption “Corporate Governance - Director Independence” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meetings of Shareowners to be held on May 4, 2017 and is incorporated herein by reference.

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
Date: February 20, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID P. ABNEY	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2017
David P. Abney

/S/ RODNEY C. ADKINS	Director	February 20, 2017
Rodney C. Adkins

/S/ MICHAEL J. BURNS	Director	February 20, 2017
Michael J. Burns

/S/ WILLIAM R. JOHNSON	Director	February 20, 2017
William R. Johnson

/S/ Dr. CANDACE KENDLE	Director	February 20, 2017
Candace Kendle

/S/ ANN M. LIVERMORE	Director	February 20, 2017
Ann M. Livermore

/S/ RUDY H. P. MARKHAM	Director	February 20, 2017
Rudy H. P. Markham

/S/ RICHARD N. PERETZ	Senior Vice President, Chief Financial Officer and Treasurer	February 20, 2017
Richard N. Peretz	(Principal Financial and Accounting Officer)

/S/ CLARK T. RANDT, JR.	Director	February 20, 2017
Clark T. Randt, Jr.

/S/ JOHN T. STANKEY	Director	February 20, 2017
John T. Stankey

/S/ CAROL B. TOMÉ	Director	February 20, 2017
Carol B. Tomé

/S/ KEVIN M. WARSH	Director	February 20, 2017
Kevin M. Warsh

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed December 7, 1989).

4.2	—	Indenture dated as of December 18, 1997 relating to 8 3/8% Debentures due 2030 (incorporated by reference to Exhibit T-3C to Form T-3 filed December 18, 1997).

4.3	—	Indenture dated as of January 26, 1999 (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Form S-3 (No. 333-08369), filed on January 26, 1999).

4.4	—
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

4.8	—	Form of Note for 5.50% Senior Notes due January 15, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 15, 2008).

4.9	—	Form of Note for 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 15, 2008).

4.10	—	Form of Note for 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 24, 2009).

4.11	—	Form of Note for 3.125% Senior Notes due January 15, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 12, 2010).

4.12	—	Form of Note for 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 12, 2010).

4.13	—	Form of Note for 1.125% Senior Notes due October 1, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 27, 2012).

4.14	—	Form of Note for 2.450% Senior Notes due October 1, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 27, 2012).

4.15	—	Form of Note for 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 27, 2012).

4.16	—	Form of Note for Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 15, 2014).

4.17	—	Form of Note for Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 17, 2015).

4.18	—	Form of Note for Floating Rate Senior Notes due July 15, 2020 (incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on November 20, 2015).

4.19	—	Form of Note for 1.625% Senior Notes due November 15, 2025 (incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on November 20, 2015).
4.20	—	Form of Note for Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 15, 2015).

4.21	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 1, 2016).

4.22	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 15, 2016).

4.23	—	Form of Note for Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 24, 2016).

4.24	—	Form of Note for 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 24, 2016).

4.25	—	Form of Note for 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 24, 2016).

4.26	—	Form of Note for 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 24, 2016).

10.1	—	Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended June 30, 2016).

10.2	—	UPS 401(k) Savings Plan, Amendment and Restatement effective as of July 1, 2016 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016).

10.5	—	UPS Excess Coordinating Benefit Plan, as amended and restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to the 2012 Annual Report on Form 10-K).

10.6	—	United Parcel Service, Inc. 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex II to the Definitive Proxy Statement, filed on March 12, 2012).

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
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

__________________________

†	Filed herewith.