Form 10-Q
period 2017-03-31
UNITED PARCEL SERVICE INC
filed 2017-05-04
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐ Emerging growth company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
There were 178,992,788 Class A shares, and 688,770,332 Class B shares, with a par value of $0.01 per share, outstanding at May 1, 2017.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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
Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission contain forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruption of our business from natural or manmade disasters including terrorism; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2016 or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2017 (unaudited) and December 31, 2016
(In millions)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,687	$3,476
Marketable securities	1,031	1,091
Accounts receivable, net	6,475	7,695
Other current assets	1,301	1,587
Total Current Assets	11,494	13,849
Property, Plant and Equipment, Net	19,225	18,800
Goodwill	3,777	3,757
Intangible Assets, Net	1,780	1,758
Non-Current Investments and Restricted Cash	490	476
Deferred Income Tax Assets	526	591
Other Non-Current Assets	1,088	1,146
Total Assets	$38,380	$40,377
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$4,302	$3,681
Accounts payable	2,404	3,042
Accrued wages and withholdings	2,270	2,317
Hedge margin liabilities	332	575
Self-insurance reserves	664	670
Accrued group welfare and retirement plan contributions	600	598
Other current liabilities	834	847
Total Current Liabilities	11,406	11,730
Long-Term Debt	12,938	12,394
Pension and Postretirement Benefit Obligations	10,393	12,694
Deferred Income Tax Liabilities	107	112
Self-Insurance Reserves	1,741	1,794
Other Non-Current Liabilities	1,235	1,224
Shareowners’ Equity:
Class A common stock (180 shares issued in 2017 and 2016)	2	2
Class B common stock (689 shares issued in 2017 and 2016)	7	7
Additional paid-in capital	—	—
Retained earnings	4,988	4,879
Accumulated other comprehensive loss	(4,462)	(4,483)
Deferred compensation obligations	36	45
Less: Treasury stock (1 share in 2017 and 2016)	(36)	(45)
Total Equity for Controlling Interests	535	405
Noncontrolling Interests	25	24
Total Shareowners’ Equity	560	429
Total Liabilities and Shareowners’ Equity	$38,380	$40,377
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$15,315	$14,418
Operating Expenses:
Compensation and benefits	8,131	7,853
Repairs and maintenance	390	381
Depreciation and amortization	554	552
Purchased transportation	2,366	2,024
Fuel	621	434
Other occupancy	299	269
Other expenses	1,170	1,082
Total Operating Expenses	13,531	12,595
Operating Profit	1,784	1,823
Other Income and (Expense):
Investment income and other	15	17
Interest expense	(102)	(93)
Total Other Income and (Expense)	(87)	(76)
Income Before Income Taxes	1,697	1,747
Income Tax Expense	539	616
Net Income	$1,158	$1,131
Basic Earnings Per Share	$1.32	$1.27
Diluted Earnings Per Share	$1.32	$1.27

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$1,158	$1,131
Change in foreign currency translation adjustment, net of tax	30	26
Change in unrealized gain (loss) on marketable securities, net of tax	—	3
Change in unrealized gain (loss) on cash flow hedges, net of tax	(41)	(162)
Change in unrecognized pension and postretirement benefit costs, net of tax	32	26
Comprehensive Income	$1,179	$1,024
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$1,158	$1,131
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	554	552
Pension and postretirement benefit expense	232	267
Pension and postretirement benefit contributions	(2,489)	(43)
Self-insurance provision	(60)	(48)
Deferred tax (benefit) expense	94	5
Stock compensation expense	212	215
Other (gains) losses	9	(91)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,134	1,082
Other current assets	397	135
Accounts payable	(675)	(571)
Accrued wages and withholdings	(35)	(108)
Other current liabilities	(272)	136
Other operating activities	(20)	8
Net cash from operating activities	239	2,670
Cash Flows From Investing Activities:
Capital expenditures	(938)	(427)
Proceeds from disposals of property, plant and equipment	11	3
Purchases of marketable securities	(519)	(1,599)
Sales and maturities of marketable securities	556	974
Net (increase) decrease in finance receivables	(11)	(20)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(25)	(6)
Other investing activities	6	(33)
Net cash used in investing activities	(920)	(1,108)
Cash Flows From Financing Activities:
Net change in short-term debt	562	(759)
Proceeds from borrowings	1,072	1,801
Repayments of borrowings	(503)	(223)
Purchases of common stock	(438)	(640)
Issuances of common stock	74	83
Dividends	(695)	(666)
Other financing activities	(196)	(36)
Net cash used in financing activities	(124)	(440)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	16	35
Net Increase (Decrease) In Cash And Cash Equivalents	(789)	1,157
Cash And Cash Equivalents:
Beginning of period	3,476	2,730
End of period	$2,687	$3,887
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans and self-insurance reserves for each three month period based on one quarter of the estimated annual expense.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2017. The fair values of our investment securities are disclosed in note 4, recognized multiemployer pension withdrawal liabilities in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards

In March 2016, the FASB issued an accounting standards update that simplified the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statements of consolidated cash flows. This update also made several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. This new guidance became effective for us in the first quarter of 2017 and we adopted the statements of consolidated cash flows presentation on a prospective basis. Upon adoption we determined the impact to income tax expense in the statements of consolidated income, for the first quarter of 2017, to be a benefit of $55 million. Additionally, we have elected to continue estimating forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Effective

In March 2017, the FASB issued an accounting standards update to require the premium on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the proposed update. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. Only in cases when an entity has a large number of similar securities is it allowed to consider estimates of principal prepayments. Amortization of the premium over the contractual life of the instrument can result in losses being recorded for the unamortized premium if the issuer exercises the call feature prior to maturity. The standard will be effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires employers to report the current service cost component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented separately from service cost and outside of income from operations. In accordance with the update, only the service cost component will be eligible for capitalization. The guidance in this update should be applied retrospectively for the presentation of service cost and other components of net benefit cost, and prospectively for the capitalization of the service cost component in assets, and becomes effective for us in the first quarter of 2018. As a result of this update, the net amount of interest cost, prior service cost and expected return on plan assets will be presented as other income. As of March 31, 2017 and 2016, non-service cost components amounted to a $180 and $104 million benefit, respectively, which was recognized in "compensation and benefits". After adoption, the non-service cost components will be recognized in "other income and expense".

In January 2017, the FASB issued an accounting standards update to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be effective for us in the first quarter of 2020, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.
In November 2016, the FASB issued an accounting standards update that is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The update should be applied retrospectively and becomes effective for us in the first quarter of 2018, but early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on our statements of consolidated cash flows. As of March 31, 2017 and December 31, 2016, we classified $255 and $310 million in restricted cash on our consolidated balance sheets in "non-current investments and restricted cash", respectively.
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
In February 2016, the FASB issued an accounting standards update that requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms beyond twelve months. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from the current treatment. This new guidance requires modified retrospective application and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption on our consolidated financial position, results of operations, cash flows and related disclosures, as well as the impact of adoption on policies, practices and systems. As of December 31, 2016, we had $1.470 billion of future minimum operating lease commitments that are not currently recognized on our consolidated balance sheets. Therefore, we expect material changes to our consolidated balance sheets.
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
The standard also requires us to evaluate whether our businesses promise to transfer services to the customer itself (as a principal) or to arrange for services to be provided by another party (as an agent). To make that determination, the standard uses a control model rather than the risks-and-rewards model in current GAAP. Based on our evaluation of the control model, we determined that certain Supply Chain & Freight businesses act as the principal rather than the agent within their revenue arrangements. This change will require the affected businesses to report transportation revenue gross of associated purchase transportation costs rather than net of such amounts within the statements of consolidated income. We are currently quantifying the amount of revenue impacted by this change. Additionally, contract reviews are ongoing, and more businesses could be impacted by the adoption of the standard.
Other accounting pronouncements issued, but not effective until after March 31, 2017, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCK-BASED COMPENSATION
We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units, to eligible employees (restricted stock and stock units, restricted performance shares and performance units are herein referred to as "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date, and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units upon which they are earned.
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
Management Incentive Award Program ("MIP")
During the first quarter of 2017, we granted Restricted Units under MIP to certain eligible management employees. Restricted Units granted under MIP generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period. Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 7, 2017 (for U.S.-based employees), March 1, 2017 (for management committee employees) and March 27, 2017 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $105.69, $106.87 and $104.78 on those dates, respectively.
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
For the two-thirds of the award related to consolidated operating return on invested capital and growth in currency-constant consolidated revenue, we recognize the grant date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. Based on the date that the eligible management population and performance targets were approved for the 2017 LTIP Award, we determined the award measurement date to be March 24, 2017; therefore, the target Restricted Units awarded for this portion of the award were valued for stock compensation expense using the closing New York Stock Exchange price of $105.05 on that date.
The remaining one-third of the award related to RTSR is valued using a Monte Carlo model. This portion of the award was valued with a grant date fair value of $119.29 per unit and is recognized as compensation expense (less estimated forfeitures) ratably over the vesting period.
The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the grants, for the three months ended March 31, 2017 and 2016, are as follows:

	2017	2016
Risk-free interest rate	1.46%	1.01%
Expected volatility	16.59%	16.45%
Weighted-average fair value of units granted	$119.29	$135.57
Share payout	113.55%	128.59%
There is no expected dividend yield as units earn dividend equivalents.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-qualified Stock Options
During the first quarter of 2017, we granted non-qualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2017 and 2016, we granted 0.3 and 0.2 million stock options, respectively, at a grant price of $106.87 and $98.77, respectively. The grant price was based on the closing New York Stock Exchange price of March 1, 2017 and March 2, 2016, respectively.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options, for the three months ended March 31, 2017 and 2016, are as follows:

	2017	2016
Expected dividend yield	2.89%	2.94%
Risk-free interest rate	2.15%	1.66%
Expected life (in years)	7.5	7.5
Expected volatility	17.81%	23.60%
Weighted-average fair value of options granted	$14.70	$17.32

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended March 31, 2017 and 2016 was $212 and $215 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2017 and December 31, 2016 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2017:
Current trading marketable securities:
Corporate debt securities	$301	$—	$—	$301
Carbon credit investments (1)	81	—	(16)	65
Total trading marketable securities	$382	$—	$(16)	$366

Current available-for-sale securities:
U.S. government and agency debt securities	$298	$—	$(2)	$296
Mortgage and asset-backed debt securities	90	—	—	90
Corporate debt securities	186	1	(1)	186
U.S. state and local municipal debt securities	87	—	—	87
Equity securities	2	—	—	2
Non-U.S. government debt securities	4	—	—	4
Total available-for-sale marketable securities	$667	$1	$(3)	$665

Total current marketable securities	$1,049	$1	$(19)	$1,031

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2016:
Current trading marketable securities:
Corporate debt securities	$427	$—	$—	$427
Carbon credit investments (1)	80	10	—	90
Total trading marketable securities	$507	$10	$—	$517

Current available-for-sale securities:
U.S. government and agency debt securities	$314	$—	$(2)	$312
Mortgage and asset-backed debt securities	90	1	—	91
Corporate debt securities	167	—	(1)	166
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$576	$1	$(3)	$574

Total current marketable securities	$1,083	$11	$(3)	$1,091
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 13 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of March 31, 2017. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2017, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$355	$355
Due after one year through three years	427	425
Due after three years through five years	22	22
Due after five years	162	162
	966	964
Equity and carbon credit investments	83	67
	$1,049	$1,031
Non-Current Investments and Restricted Cash
Non-current investments and restricted cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities. Collateral provided is reflected in "other investing activities" in the statements of consolidated cash flows. At March 31, 2017 and December 31, 2016, we had $455 and $445 million in self-insurance investments and restricted cash, respectively.
We held a $19 and $18 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at March 31, 2017 and December 31, 2016, respectively. The quarterly change in investment fair value is recognized in "investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $16 and $13 million as of March 31, 2017 and December 31, 2016, respectively.
The amounts described above are classified as “Non-current investments and restricted cash” in the consolidated balance sheets.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other non-current investments” in the tables below, and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.02% and 8.06% as of March 31, 2017 and December 31, 2016, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2017:
Marketable Securities:
U.S. government and agency debt securities	$296	$—	$—	$296
Mortgage and asset-backed debt securities	—	90	—	90
Corporate debt securities	—	487	—	487
U.S. state and local municipal debt securities	—	87	—	87
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	4	—	4
Carbon credit investments	65	—	—	65
Total marketable securities	361	670	—	1,031
Other non-current investments	19	—	11	30
Total	$380	$670	$11	$1,061

December 31, 2016:
Marketable Securities:
U.S. government and agency debt securities	$312	$—	$—	$312
Mortgage and asset-backed debt securities	—	91	—	91
Corporate debt securities	—	593	—	593
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Carbon credit investments	90	—	—	90
Total marketable securities	402	689	—	1,091
Other non-current investments	18	—	13	31
Total	$420	$689	$13	$1,122

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2017 and 2016 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on January 1, 2017	$—	$13	$13
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(2)	(2)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2017	$—	$11	$11

	Marketable Securities	Other Non-Current Investments	Total
Balance on January 1, 2016	$—	$32	$32
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(5)	(5)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2016	$—	$27	$27
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2017 and December 31, 2016 consist of the following (in millions):

	2017	2016
Vehicles	$8,729	$8,638
Aircraft	15,666	15,653
Land	1,480	1,397
Buildings	3,498	3,439
Building and leasehold improvements	3,649	3,612
Plant equipment	8,569	8,430
Technology equipment	1,774	1,741
Equipment under operating leases	29	29
Construction-in-progress	1,115	735
	44,509	43,674
Less: Accumulated depreciation and amortization	(25,284)	(24,874)
	$19,225	$18,800

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three months ended March 31, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2017 and 2016 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2017	2016	2017	2016	2017	2016
Three Months Ended March 31:
Service cost	$390	$352	$7	$7	$15	$12
Interest cost	462	457	28	30	10	10
Expected return on assets	(712)	(629)	(2)	(1)	(16)	(14)
Amortization of prior service cost	48	42	2	1	—	—
Net periodic benefit cost	$188	$222	$35	$37	$9	$8
During the first three months of 2017, we contributed $2.312 billion and $177 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We also expect to contribute $65 and $64 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
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
As of March 31, 2017 and December 31, 2016 we had $864 and $866 million, respectively, recorded in "other non-current liabilities," as well as $6 million as of March 31, 2017 and December 31, 2016 recorded in "other current liabilities," on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 46 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability at both March 31, 2017 and December 31, 2016 was $861 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
The potential obligation to pay coordinating benefits from the UPS/IBT Plan is subject to a number of significant uncertainties, including actions that may be taken by the CSPF, the federal government or others. These actions include whether the CSPF will submit a revised pension benefit reduction plan or otherwise seek federal government assistance, the extent to which benefits are paid by the Pension Benefit Guaranty Corporation and our ability to successfully defend our legal positions, as well as the effect of discount rates and various other actuarial assumptions.
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
We have approximately 2,600 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). During 2016, the IPA members voted to ratify a new five-year labor contract. Terms of the agreement became effective September 1, 2016 and run through September 1, 2021. The economic provisions in the agreement included pay increases, a signing bonus and enhanced pension benefits.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2017 and December 31, 2016 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2016:	$715	$407	$2,635	$3,757
Acquired	—	—	21	21
Currency / Other	—	3	(4)	(1)
March 31, 2017:	$715	$410	$2,652	$3,777
The change in goodwill for the Supply Chain & Freight segment was related to our January 2017 acquisition of Freightex Ltd. ("Freightex"), a U.K.-based asset-light provider of truckload, less-than truckload and specialized over-the-road services. The acquisition of Freightex was paid for with cash from operations. The acquisition of Freightex was not material to our consolidated financial position or results of operations.
In December 2016, we acquired Maze 1 Limited ("Marken"), a global provider of supply chain solutions to the life sciences industry and leader in clinical trials material storage and distribution, for approximately $570 million. As of March 31, 2017, we had no material changes to our estimated fair values of assets acquired and liabilities assumed. The financial results of Marken are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.
The estimates of the fair value of assets acquired and liabilities assumed are subject to change based on the completion of purchase accounting. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition.
The remaining change in goodwill for both the International Package and Supply Chain & Freight segments was due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2017 and December 31, 2016 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2017:
Capitalized software	$3,016	$(2,196)	$820
Licenses	109	(55)	54
Franchise rights	128	(91)	37
Customer relationships	731	(103)	628
Trade name	200	—	200
Trademarks, patents and other	68	(27)	41
Total Intangible Assets, Net	$4,252	$(2,472)	$1,780
December 31, 2016:
Capitalized software	$2,933	$(2,157)	$776
Licenses	131	(70)	61
Franchise rights	128	(90)	38
Customer relationships	724	(85)	639
Trade name	200	—	200
Trademarks, patents and other	67	(23)	44
Total Intangible Assets, Net	$4,183	$(2,425)	$1,758

As of March 31, 2017, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2017 and December 31, 2016 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2017	2016
Commercial paper	$4,242	2017	$4,242	$3,250
Fixed-rate senior notes:
1.125% senior notes	375	2017	374	374
5.50% senior notes	750	2018	764	769
5.125% senior notes	1,000	2019	1,036	1,043
3.125% senior notes	1,500	2021	1,575	1,584
2.40 % senior notes	500	2026	497	497
2.45% senior notes	1,000	2022	983	986
6.20% senior notes	1,500	2038	1,482	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
3.40% senior notes	500	2046	491	491
8.375% Debentures:
8.375% debentures	424	2020	458	461
8.375% debentures	276	2030	282	282
Pound Sterling notes:
5.50% notes	83	2031	78	76
5.125% notes	566	2050	543	535
Euro senior notes:
1.625% notes	748	2025	742	732
1.000% notes	534	2028	530	523
Floating rate senior notes	534	2020	532	525
Floating rate senior notes	979	2049-2067	969	824
Capital lease obligations	466	2017-3005	466	447
Facility notes and bonds	320	2029-2045	319	319
Other debt	21	2017-2022	21	20
Total debt	$17,193		17,240	16,075
Less: Current maturities			(4,302)	(3,681)
Long-term debt			$12,938	$12,394
Debt Classification
We have classified our 1.125% senior notes due October 2017 and our 5.50% senior notes due January 2018 with a principal balance of $375 and $750 million, respectively, as a long-term liability, based on our intent and ability to refinance the debt as of March 31, 2017. We have also classified certain floating rate senior notes that are putable by the note holders as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuances
During the first quarter we issued floating rate senior notes with a principal balance of $147 million, which obligated us to the note holders as of March 31, 2017. As the proceeds for these notes were not received from the depository trust until April 2017, we recorded a receivable in "Other current assets" in our consolidated balance sheet as of March 31, 2017. These notes bear interest at three-month LIBOR less 30 basis points and mature in 2067. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after one year at a stated percentage of par value.
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of March 31, 2017: $3.405 billion with an average interest rate of 0.77% and €784 million ($837 million) with an average interest rate of -0.38%. As of March 31, 2017, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 23, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2017.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 24, 2022. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2017.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2017 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2017, 10% of net tangible assets was equivalent to $2.142 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $18.193 and $17.134 billion as of March 31, 2017 and December 31, 2016, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary The UPS Store, Inc. are defendants in Morgate v. The UPS Store, Inc. et al., an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. We have filed a motion to decertify the class, which is currently scheduled to be heard in May 2017. Trial is scheduled for August 2017.
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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The Court granted summary judgment motions filed by UPS and FedEx, entered judgment in favor of UPS and FedEx, and dismissed the case. Plaintiff appealed to the Court of Appeals for the Ninth Circuit, briefing is complete and oral argument was heard in March 2017. The Antitrust Division of the U.S. Department of Justice (“DOJ”) opened a civil investigation of our policies and practices for dealing with third-party negotiators. We have cooperated with this investigation. We deny any liability with respect to these matters and intend to vigorously defend ourselves. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the DOJ investigation is pending; (2) the Court granted our motion for summary judgment; and (3) the appeal remains pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of untaxed cigarettes to New York State and City residents. The complaint asserts claims under various federal and state laws.  The complaint also includes a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning tobacco shipments. On March 24, 2017, the District Court issued an opinion and order finding UPS liable on each of the plaintiffs’ causes of action, and stating that the facts before the court indicate that significant penalties are appropriate. Pursuant to the opinion and order, the parties submitted additional information to the District Court on April 7, 2017 so that the court may issue an amended or supplemental order as to damages and penalties. We are evaluating the court’s liability opinion and potential grounds for appeal. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter, which depend on the methodology applied by the court, among other things, or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In May 2016, a purported shareowner derivative suit was filed in the Delaware Court of Chancery naming certain of UPS’s current and former officers and directors as defendants, alleging that they breached their fiduciary duties by failing to monitor UPS’s compliance with the Assurance of Discontinuance and other federal and state laws relating to cigarette deliveries. The Company’s and individual defendants’ motion to dismiss was heard in October 2016. In January 2017, the Court of Chancery dismissed the plaintiffs' suit in its entirety. No appeal was filed and the deadline for doing so has lapsed.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2017, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of March 31, 2017, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	2017		2016
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	180	$2	194	$2
Common stock purchases	(1)	—	(2)	—
Stock award plans	3	—	4	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(3)	—	(3)	—
Class A shares issued at end of period	180	$2	194	$2
Class B Common Stock
Balance at beginning of period	689	$7	693	$7
Common stock purchases	(3)	—	(5)	—
Conversions of class A to class B common stock	3	—	3	—
Class B shares issued at end of period	689	$7	691	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		15		137
Common stock purchases		(174)		(336)
Common stock issuances		132		96
Option premiums received (paid)		27		103
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$4,879		$6,001
Net income attributable to common shareowners		1,158		1,131
Dividends ($0.83 and $0.78 per share)		(774)		(718)
Common stock purchases		(275)		(319)
Balance at end of period		$4,988		$6,095
We repurchased 4.2 million shares of class A and class B common stock for $449 million during the three months ended March 31, 2017, and 6.6 million shares for $655 million during the three months ended March 31, 2016. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of March 31, 2017, we had $5.705 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2017, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $27 and $103 million during the first three months of 2017 and 2016, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of March 31, 2017, we had outstanding options for the purchase of 0.8 million shares with a weighted average strike price of $95.75 per share that will settle in the second and third quarters of 2017.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in Accumulated other comprehensive income (loss) ("AOCI") for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2017 and 2016 is as follows (in millions):

	2017	2016
Foreign currency translation gain (loss):
Balance at beginning of period	$(1,016)	$(897)
Translation adjustment (net tax effect of $(14) and no tax impact)	30	26
Balance at end of period	(986)	(871)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	(1)
Current period changes in fair value (net of tax effect of $0 and $2)	—	3
Balance at end of period	(1)	2
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(45)	67
Current period changes in fair value (net of tax effect of $(17) and $(60))	(30)	(100)
Reclassification to earnings (net of tax effect of $(7) and $(38))	(11)	(62)
Balance at end of period	(86)	(95)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,421)	(2,709)
Reclassification to earnings (net of tax effect of $18 and $17)	32	26
Balance at end of period	(3,389)	(2,683)
Accumulated other comprehensive income (loss) at end of period	$(4,462)	$(3,647)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2017 and 2016 is as follows (in millions):

Three Months Ended March 31:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2017	2016
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	$(7)	$(6)	Interest expense
Foreign exchange contracts	25	106	Revenue
Income tax (expense) benefit	(7)	(38)	Income tax expense
Impact on net income	11	62	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(50)	(43)	Compensation and benefits
Income tax (expense) benefit	18	17	Income tax expense
Impact on net income	(32)	(26)	Net income
Total amount reclassified for the period	$(21)	$36	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2017 and 2016 is as follows (in millions):

	2017		2016
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$45		$51
Reinvested dividends		1		1
Benefit payments		(10)		(9)
Balance at end of period		$36		$43
Treasury Stock:
Balance at beginning of period	(1)	$(45)	(1)	$(51)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	10	—	9
Balance at end of period	(1)	$(36)	(1)	$(43)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $1 and $2 million for the three months ended March 31, 2017 and 2016, respectively.

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
Supply Chain & Freight
Supply Chain & Freight includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations, UPS Freight and other aggregated business units. Our Forwarding, Logistics and Coyote units provide services in more than 195 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, truckload freight brokerage, distribution and post-sales services, mail and consulting services. UPS Freight offers a variety of less-than-truckload ("LTL") and truckload ("TL") services to customers in North America. Other aggregated business units within this segment include The UPS Store and UPS Capital.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and certain investment partnerships.
Segment information for the three months ended March 31, 2017 and 2016 is as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenue:
U.S. Domestic Package	$9,535	$9,084
International Package	3,058	2,914
Supply Chain & Freight	2,722	2,420
Consolidated	$15,315	$14,418
Operating Profit:
U.S. Domestic Package	$1,076	$1,102
International Package	529	574
Supply Chain & Freight	179	147
Consolidated	$1,784	$1,823

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to common shareowners	$1,158	$1,131
Denominator:
Weighted average shares	869	885
Deferred compensation obligations	1	1
Vested portion of restricted units	4	3
Denominator for basic earnings per share	874	889
Effect of dilutive securities:
Restricted units	4	4
Stock options	1	1
Denominator for diluted earnings per share	879	894
Basic earnings per share	$1.32	$1.27
Diluted earnings per share	$1.32	$1.27
Diluted earnings per share for the three months ended March 31, 2017 and 2016 excluded the effect of 0.3 and 0.5 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At March 31, 2017 and December 31, 2016, we held cash collateral of $332 and $575 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the agreements described above, we could also be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At March 31, 2017 and December 31, 2016, no additional collateral was required to be posted with any of our counterparties. However, the aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions were in a net asset position of $16 million and a net liability position of $10 million at March 31, 2017 and December 31, 2016, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2017 and December 31, 2016, The notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2017		December 31, 2016
Currency hedges:
Euro	EUR	3,629	EUR	3,702
British Pound Sterling	GBP	1,358	GBP	1,380
Canadian Dollar	CAD	1,062	CAD	1,053
Indian Rupee	INR	253	INR	76
Japanese Yen	JPY	3,456	JPY	3,972
Singapore Dollar	SGD	18	SGD	32

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$778		$778

Investment market price hedges:
Marketable Securities	EUR	76	EUR	76
As of March 31, 2017, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$134	$176	$134	$176
Interest rate contracts	Other current assets	Level 2	11	—	10	—
Foreign exchange contracts	Other non-current assets	Level 2	93	131	85	126
Interest rate contracts	Other non-current assets	Level 2	104	137	85	119
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	4	1	4	1
Investment market price contracts	Other current assets	Level 2	16	—	16	—
Interest rate contracts	Other non-current assets	Level 2	38	42	36	40
Total Asset Derivatives			$400	$487	$370	$462

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$1	$—	$1	$—
Interest rate contracts	Other current liabilities	Level 2	1	1	—	1
Foreign exchange contracts	Other non-current liabilities	Level 2	11	6	3	1
Interest rate contracts	Other non-current liabilities	Level 2	23	21	4	3
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	—	—	—	—
Investment market price contracts	Other current liabilities	Level 2	—	10	—	10
Interest rate contracts	Other non-current liabilities	Level 2	5	7	3	5
Total Liability Derivatives			$41	$45	$11	$20
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three months ended March 31, 2017 and 2016 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2017	2016
Interest rate contracts	$—	$(2)
Foreign exchange contracts	(47)	(158)
Total	$(47)	$(160)
As of March 31, 2017, $57 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended March 31, 2018. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 15 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2017 and 2016.
The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2017 and 2016 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2017	2016
Foreign denominated debt	$(37)	$(85)
Total	$(37)	$(85)
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three months ended March 31, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2017 and 2016 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2017	2016			2017	2016
Three Months Ended March 31:
Interest rate contracts	Interest Expense	$(24)	$95	Fixed-Rate Debt	Interest Expense	$24	$(95)

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three months ended March 31, 2017 and 2016 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
Three Months Ended March 31:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	6	(41)
Investment market price contracts	Investment income and other	26	155
		$30	$112

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2017 was approximately 31.8% compared with 35.3% in the same period of 2016. In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense, which resulted in discrete tax benefits for the three months ended March 31, 2017 of $55 million and reduced our effective tax rate by 3.2% (see note 2). Other factors that impacted our effective tax rate in the first quarter of 2017 compared with the same period of 2016 include favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions, partially offset by a decrease in U.S. Federal and state tax credits.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. economic environment has generally improved with stable consumer conditions. While there is modest improvement in industrial production and soft business investment, U.S. manufacturing has shown positive signs of growth in recent months and we continue to see modest GDP growth. Consumer confidence reached a 15 year high in the first quarter of 2017 coupled with the continuation of steady job growth throughout the year. Retail sales grew approximately 5% in the first quarter, mainly driven by online sales, while traditional brick-and-mortar stores continue to struggle with reports of many store closures. Continued growth in e-commerce and omni-channel retail sales has driven package volume demand for residential products. Given these trends, our products most aligned with business-to-consumer shipments have experienced the strongest growth.
Outside of the U.S., emerging markets have stabilized in recent months and most developed nations have seen modest growth. China's economy has accelerated, generating improved export competitiveness and better manufacturing performance. As a result of these circumstances, we continued to adjust our air capacity and cost structure in our transportation network to better match the prevailing volume levels. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have helped us adapt to these changing trends.
We have continued to undertake several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our transportation network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, the continued deployment of technology improvements should continue to increase our network capacity and improve operational efficiency, flexibility and reliability. Additionally, we have continued to utilize newly expanded operating facilities to improve time-in-transit for shipments in each region.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2017	2016	%
Revenue (in millions)	$15,315	$14,418	6.2%
Operating Expenses (in millions)	13,531	12,595	7.4%
Operating Profit (in millions)	$1,784	$1,823	(2.1)%
Operating Margin	11.6%	12.6%
Average Daily Package Volume (in thousands)	18,542	17,834	4.0%
Average Revenue Per Piece	$10.50	$10.39	1.1%
Net Income (in millions)	$1,158	$1,131	2.4%
Basic Earnings Per Share	$1.32	$1.27	3.9%
Diluted Earnings Per Share	$1.32	$1.27	3.9%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures including, as applicable, "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, income tax expense and effective tax rate. We believe that these adjusted financial measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our underlying operations results, and provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
We supplement the reporting of our revenue, revenue per piece and operating profit with similar non-GAAP measures that exclude the period-over-period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of our International Package business on a currency-neutral basis.
Currency-neutral revenue, revenue per piece and operating profit are calculated by dividing current period reported U.S. dollar revenue, revenue per piece and operating profit by the current period average exchange rates to derive current period local currency revenue, revenue per piece and operating profit. The derived current period local currency revenue, revenue per piece and operating profit are then multiplied by the average foreign exchange rates used to translate the comparable results for each month in the prior year period (including the period over period impact of foreign currency revenue hedging activities). The difference between the current period reported U.S. dollar revenue, revenue per piece and operating profit and the derived current period U.S. dollar revenue, revenue per piece and operating profit is the period over period impact of currency fluctuations.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodologies during 2017 or 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2017	2016	%
Average Daily Package Volume (in thousands):
Next Day Air	1,316	1,266	3.9%
Deferred	1,245	1,196	4.1%
Ground	13,014	12,725	2.3%
Total Avg. Daily Package Volume	15,575	15,187	2.6%
Average Revenue Per Piece:
Next Day Air	$19.76	$19.44	1.6%
Deferred	12.17	11.95	1.8%
Ground	8.29	8.10	2.3%
Total Avg. Revenue Per Piece	$9.57	$9.35	2.4%
Operating Days in Period	64	64
Revenue (in millions):
Next Day Air	$1,664	$1,575	5.7%
Deferred	970	915	6.0%
Ground	6,901	6,594	4.7%
Total Revenue	$9,535	$9,084	5.0%
Operating Expenses (in millions)	$8,459	$7,982	6.0%
Operating Profit (in millions)	$1,076	$1,102	(2.4)%
Operating Margin	11.3%	12.1%
Revenue
The change in overall revenue was impacted by the following factors in 2017 compared with the corresponding period of 2016:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2017 vs. 2016	2.6%	1.9%	0.5%	5.0%
Volume
Our total volume increased in the first quarter of 2017 compared with 2016, largely due to continued growth in e-commerce and retail sales. Business-to-consumer shipments, which represented more than 47% of total U.S. Domestic Package volume, grew more than 7% in the first quarter of 2017 compared with 2016, which drove increases in both air and ground shipments. Business-to-business shipments decreased slightly in the first quarter of 2017 compared with 2016, due to the continued shift towards e-commerce and away from traditional brick-and-mortar stores. These declines were partially offset by an increase in return shipments.
Next Day Air volume increased 3.9% in the first quarter of 2017 compared with 2016, due to strong growth in e-commerce. We also experienced increased volume for our deferred air services in the first quarter of 2017, particularly for those products most aligned with business-to-consumer shipping such as our residential Second Day Air Package and Three Day Select products, partially offset by decreases in our business-to-business deferred volume.
The increase in ground volume in the first quarter of 2017 was driven by growth in residential ground and SurePost volume while business-to-business shipments remained flat. Accelerating growth in e-commerce drove demand for our SurePost service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
Overall revenue per piece increased 2.4% for the first quarter of 2017 and was impacted by changes in base rates and accessorial charges, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 26, 2016. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Additionally, effective January 8, 2017, we changed the dimensional weight calculation for packages subject to UPS Daily rates.
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the U.S. Saturday pickup is available for shipments in select areas. Effective May 1, 2017, a Saturday Stop Charge that varies depending on the pickup service selected will be applied any time a Saturday pickup is requested (in addition to any applicable Saturday Air Processing Fees and UPS On-Call Pickup fees).
Revenue per piece for deferred products and Next Day Air increased in the first quarter of 2017. All products were positively impacted by higher fuel surcharge rates. Deferred revenue per piece increased primarily due to increased volume and heavier-weight packages, partially offset by product mix. The Next Day Air revenue per piece increase was driven by an increase in average weight per piece, partially offset by a shift in customer and product mix. We experienced stronger growth in our business-to-business shipments, particularly our Next Day Air Saver product.
Ground revenue per piece increased 2.3% for the first quarter of 2017 primarily due to an increase in average weight per piece. This increase was partially offset by changes in customer and product mix as a greater portion of volume in 2017, relative to 2016, came from residential customers and lighter-weight shipments as SurePost increased.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended March 31,		Change
	2017	2016	% Point
Next Day Air / Deferred	4.8%	3.0%	1.8%
Ground	5.4%	4.9%	0.5%
Effective February 6, 2017, the U.S. fuel surcharge rates are reset weekly instead of monthly. In addition, the price indices have moved from a two month to a two week lag. Total domestic fuel surcharge revenue increased by $48 million in the first quarter of 2017 as a result of higher fuel surcharge rates caused by increasing jet and diesel fuel prices as well as the overall increase in package volume during the quarter.
Operating Expenses
Operating expenses for the segment increased $477 million in the first quarter of 2017, primarily due to increases in pick-up and delivery costs ($180 million), the cost of operating our domestic integrated air and ground network ($201 million), the cost of package sorting ($40 million), accessorials and indirect operating costs ($56 million) for the quarter. For the first quarter, fuel expense increased 39% year over year driven primarily by increasing jet and diesel fuel prices as well as an increase in total miles driven and block hours associated with higher volumes. Additionally, the cost increases were also driven largely by higher employee compensation expenses, which were impacted by (1) an increase in average daily union labor hours to support volume growth; (2) an increase in wage rates and (3) an increase in health and welfare costs (due to headcount and contractual contribution rate increases to multiemployer plans). For the first quarter of 2017, these costs include an increase in workers' compensation expense due to less favorable actuarial adjustments in 2017 compared with 2016.
The increased expenses in the first quarter of 2017 were also driven by start-up costs of several investments underway to further expand and modernize our facility infrastructure as well as the cost of implementing our Saturday operations and adverse weather conditions. Purchased transportation expense increased in the first quarter of 2017 primarily due to increased volume and rates and higher fuel surcharges passed to us from outside contract carriers and higher costs due to an increase in SurePost volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total cost per piece increased 3.3% for the first quarter of 2017 compared with the first quarter of 2016, due to the cost increases described previously, including higher costs associated with benefits, fuel and purchased transportation. These increases were partially offset by continued favorable impacts from the deployment of ORION, which has limited the growth of average daily vehicle miles driven. In addition, the increased redirect of SurePost volume to optimize delivery density on UPS vehicles has contained delivery costs for business-to-consumer shipments.
Operating Profit and Margin
Operating profit decreased $26 million for the first quarter of 2017 compared with 2016, as operating margin decreased 80 basis points to 11.3%. The net effect of fuel (fuel expense increased faster than fuel surcharge revenue), higher health and welfare costs and higher purchased transportation costs offset the volume growth and continued productivity improvements discussed previously.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2017	2016	%
Average Daily Package Volume (in thousands):
Domestic	1,677	1,517	10.5%
Export	1,290	1,130	14.2%
Total Avg. Daily Package Volume	2,967	2,647	12.1%
Average Revenue Per Piece:
Domestic	$5.70	$5.91	(3.6)%
Export	28.13	30.46	(7.6)%
Total Avg. Revenue Per Piece	$15.45	$16.39	(5.7)%
Operating Days in Period	64	64
Revenue (in millions):
Domestic	$612	$574	6.6%
Export	2,322	2,203	5.4%
Cargo and Other	124	137	(9.5)%
Total Revenue	$3,058	$2,914	4.9%
Operating Expenses (in millions)	$2,529	$2,340	8.1%
Operating Profit (in millions)	$529	$574	(7.8)%
Operating Margin	17.3%	19.7%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(170)
Operating Expenses			51
Operating Profit			$(119)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2017 compared with the corresponding period of 2016:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
First quarter 2017 vs. 2016	12.1%	(3.5)%	2.2%	(5.9)%	4.9%
Volume
Our overall average daily volume increased in the first quarter of 2017, with balanced growth across both export and domestic products. The growth in the first quarter was due to increased demand across a number of sectors, including retail, healthcare, industrial and technology.
Export volume in the first quarter of 2017 grew across all major trade lanes, with balanced growth out of all regions. In the Asian region, the Asia-to-Americas and Asia-to-U.S. trade lanes delivered strong growth for the quarter. In the European region, all major trade lanes experienced strong growth during the quarter. Export volume into the U.S. grew by double digits in all trade lanes, led by the Americas and Asia regions. Additionally, U.S. export volume increased to all regions for the quarter due to improving economic conditions. Export volume growth was strong across all major products, with a continued shift towards our premium express products, such as our Worldwide Express services, which outpaced the growth in our standard products.
The increase in domestic volume in the first quarter was driven by solid volume growth in several key markets in Europe, including Poland, Italy and France.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
On December 26, 2016, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Foreign currency fluctuations had a significant unfavorable impact on revenue per piece for the first quarter of 2017 compared with 2016. Total average revenue per piece decreased 5.7% in the first quarter of 2017, primarily due to a 540 basis point reduction from the impact of currency. Additionally, growth in shorter average trade lanes had a negative impact on revenue per piece during the first quarter of 2017. These factors were partially offset by an increase in fuel surcharge revenue, as well as an increase in base rates and a continuing shift in product mix, as the growth in higher yielding premium products continues to exceed the growth in our standard products.
Export revenue per piece decreased 7.6% in the first quarter of 2017 compared with 2016, primarily due to a 540 basis point reduction from the impact of currency and a shift in customer mix, as export volume growth for higher yielding customers was slightly outpaced by larger customers. In addition, export revenue per piece was adversely impacted by shorter average trade lanes due to faster growth in intra-regional shipments. These factors were partially offset by an increase in base rates, higher fuel surcharges and a continuing shift in product mix, as growth in premium products continues to exceed the growth of our standard products.
Domestic revenue per piece decreased 3.6% in the first quarter of 2017, primarily due to a 500 basis point reduction from the impact of currency. The currency impact was partially offset by an increase in base rates and higher fuel surcharges.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased $59 million for the first quarter of 2017 compared with 2016 due to volume increases, higher fuel prices and pricing changes made to the fuel surcharge indices.
Operating Expenses
Overall operating expenses for the segment increased $189 million in the first quarter of 2017 compared with 2016. This increase was driven by increased volumes and higher fuel prices, but was partially offset by currency fluctuations.
The costs of operating our international integrated air and ground network increased $124 million. The increase in network costs were largely driven by a 2.2% increase in aircraft block hours, higher fuel prices and investments in the network to improve time-in-transit. Additionally, pick-up and delivery costs increased $41 million in the first quarter, largely due to increased volume.
The remaining change in operating expenses in the first quarter of 2017 compared with 2016 was largely due to an increase in the costs of package sorting and decreases in indirect operating cost.
Operating Profit and Margin
Operating profit decreased $45 million in the first quarter of 2017 compared with 2016, while operating margin decreased 240 basis points to 17.3%. Currency impacts of $119 million decreased operating profit due to volatility of both hedged and unhedged currencies. Additionally, fuel had a slight negative impact for the first quarter of 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2017	2016	%
Freight LTL Statistics:
Revenue (in millions)	$618	$564	9.6%
Revenue Per Hundredweight	$23.60	$23.25	1.5%
Shipments (in thousands)	2,517	2,416	4.2%
Shipments Per Day (in thousands)	39.3	37.8	4.2%
Gross Weight Hauled (in millions of lbs)	2,619	2,426	8.0%
Weight Per Shipment (in lbs)	1,041	1,004	3.7%
Operating Days in Period	64	64
Revenue (in millions):
Forwarding and Logistics	$1,827	$1,586	15.2%
Freight	709	656	8.1%
Other	186	178	4.5%
Total Revenue	$2,722	$2,420	12.5%
Operating Expenses (in millions):	$2,543	$2,273	11.9%
Operating Profit (in millions):	$179	$147	21.8%
Operating Margin	6.6%	6.1%
Currency Benefit / (Cost) – (in millions)*:			$
Revenue			$(10)
Operating Expenses			9
Operating Profit			$(1)
* Amount represents the change in currency translation compared to the prior year.
In December 2016, we acquired Marken, a global provider of supply chain solutions to the life sciences industry and leader in clinical trials material storage and distribution. Marken's financial results are included in the above table within Forwarding and Logistics from the date of the acquisition, which has impacted the quarter-over-quarter comparability of revenue, operating expenses and operating profit.
Revenue
Total revenue for the Supply Chain & Freight segment increased $302 million for the first quarter of 2017 compared to 2016.
Forwarding and Logistics revenue increased $241 million in the first quarter of 2017 compared with 2016 primarily due to a combination of volume and tonnage increases in our North American and international air freight forwarding businesses, which was impacted by improving overall market demand and logistics growth. This was partially offset by lower sell rates and currency exchange rate movements. Revenue for our logistics products increased in the first quarter of 2017 compared with 2016, as we experienced growth in our mail services, retail, healthcare and aerospace solutions; however this was partially offset by the adverse impact of currency exchange rates and declines among our high tech customers. Additionally, the Marken acquisition in 2016 and increased Coyote freight volume movement contributed to increased revenue.
UPS Freight revenue increased $53 million in the first quarter of 2017, driven by solid increases in tonnage and shipments. These increases were impacted by an overall improvement in market demand and customer mix. Additionally, LTL revenue per hundredweight increased slightly, as LTL base rate increases averaging 4.9% took effect September 19, 2016. Fuel surcharge revenue also increased $19 million in the first quarter, due to changes in diesel fuel prices and overall LTL shipment volume.
Revenue for the other businesses within Supply Chain & Freight increased $8 million due to revenue growth from UPS Capital Corporation and UPS Customer Solutions, as well as service contracts with the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $270 million in the first quarter of 2017 compared to 2016.
Forwarding and Logistics operating expenses increased $214 million for the first quarter of 2017 compared with 2016, largely due to increased purchased transportation and the acquisition of Marken, partially offset by operating efficiencies and the impact of currency exchange rate movements. Purchased transportation expense increased $201 million in the first quarter of 2017 compared to 2016, due to the acquisition of Marken, as well as increased Coyote freight movement and the resulting increased fuel surcharges passed to us from outside transportation providers. Increased volume and tonnage in our ocean freight, North American and international air freight forwarding businesses and increased volume and rates for mail services also contributed to purchased transportation expenses.
UPS Freight operating expenses increased $51 million for the first quarter of 2017 compared to 2016. Total cost per LTL shipment increased 4.4% compared with 2016. The increase in operating expense was largely due to cost associated with operating our linehaul network ($31 million) and increases in pick-up and delivery costs ($19 million). The network costs and pick-up and delivery expenses were driven by higher fuel cost and higher expense for outside transportation carriers (largely due to LTL volume growth and fuel surcharges passed to us by outside carriers).
Operating expenses for the other businesses within Supply Chain & Freight increased $5 million in 2017 compared with 2016 primarily due to UPS Capital, UPS Customer Solutions and our service contracts with the U.S. Postal Service.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $32 million in the first quarter of 2017 compared with 2016.
Operating profit for the Forwarding and Logistics units increased $27 million in the first quarter of 2017 compared with 2016. Operating profit and margins for the North American air freight business improved due to volume growth and operating leverage. While operating profit and margins in our international air freight forwarding business remained flat, profitability in our ocean freight business declined slightly due to margin compression from soft market conditions and over capacity. Operating profit for the logistics units improved from 2017 compared to 2016, due to strong performance of the North American and Europe sectors of the business.
UPS Freight operating profit increased $2 million first quarter of 2017 compared with 2016, due to increases in volume, tonnage and the net impact of fuel, partially offset by increased workers' compensation costs.
The combined operating profit for all of our other businesses in this segment increased $3 million in 2017 compared to 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2017	2016	%
Operating Expenses (in millions):
Compensation and Benefits	$8,131	$7,853	3.5%
Repairs and Maintenance	390	381	2.4%
Depreciation and Amortization	554	552	0.4%
Purchased Transportation	2,366	2,024	16.9%
Fuel	621	434	43.1%
Other Occupancy	299	269	11.2%
Other Expenses	1,170	1,082	8.1%
Total Operating Expenses	$13,531	$12,595	7.4%

Currency (Benefit) / Cost - (in millions)*			$(60)
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Employee payroll costs increased $143 million for the first quarter of 2017 compared with 2016 largely due to higher U.S. domestic hourly and management compensation costs. Total compensation costs increased 3.0% for the first quarter 2017, while consolidated average daily volume growth was 4.0%. U.S. domestic compensation costs for hourly employees increased largely due to contractual union wage increases, headcount increases and a 2.5% increase in average daily union labor hours. The increase in average daily labor hours was less than daily volume growth due to productivity gains. Compensation costs for management employees increased primarily due to merit salary increases and slight growth in the overall size of the workforce.
Benefits expense increased $135 million for the first quarter of 2017 compared with 2016 primarily due to the following factors:

•
Health and welfare costs increased $55 million for the first quarter, largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension expense increased $8 million for the first quarter, primarily due to additional expense for multiemployer pension plans, which were impacted by contractual contribution rate increases, assumption changes and an overall increase in the size of the workforce. These increases were mostly offset by discretionary benefit contributions and a favorable mortality assumption change.

•	Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $61 million for the first quarter, due to salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense increased $11 million in the first quarter. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2016, we experienced more favorable actuarial adjustments, resulting in increased expense in 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The $9 million increase in repairs and maintenance expense for the first quarter of 2017 compared with 2016 was primarily due to routine repairs to buildings and facilities.
Depreciation and Amortization
Depreciation and amortization expense increased $2 million in the first quarter of 2017 compared with 2016, primarily due to the following factors: (1) depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations and (2) depreciation expense for buildings and facilities due to facility automation and capacity expansion projects. These factors were largely offset by a decrease in amortization expense related to longer lived internally developed capitalized software.
Purchased Transportation
The $342 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the first quarter of 2017 compared with 2016 was primarily driven by the following factors:

•
Expense for our forwarding and logistics business increased $201 million in the first quarter, primarily due to increased Coyote freight loads per day and the resulting increased fuel surcharges passed to us from outside transportation providers; increased volume and rates for mail services and increased volume and tonnage in our ocean freight, North American and international air freight forwarding businesses. Additionally, purchased transportation expense increased due to the acquisition of Marken in December 2016.

•
International Package expense increased $49 million in the first quarter, primarily due to the increased usage of third party carriers (higher volume) and higher fuel surcharges passed to us from outside transportation providers; these items were partially offset by the impact of currency exchange rate movements.

•
Expense for our U.S. Domestic Package segment increased $58 million for the first quarter, primarily due to increased volume and rates, increased delivery costs for Surepost and higher fuel surcharges passed to us from outside contract carriers.

•	Expense for our UPS Freight business increased $26 million in the first quarter, due to an increase in LTL shipments and higher fuel surcharges passed to us from outside transportation providers.
Fuel
The $187 million increase in fuel expense for the first quarter of 2017 compared with 2016 was primarily due to higher jet fuel, diesel and unleaded gasoline prices, which increased fuel expense by $163 million. Additionally, increased alternative fuel costs and increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic Package delivery stops (due to higher volume) increased expense by $27 million in the first quarter of 2017. These increases were partially offset by increased fuel efficiency.
Other Occupancy
Other occupancy expense increased $30 million in the first quarter of 2017 as compared to 2016 primarily due to an increase in expansion of facilities and utility costs.
Other Expenses
The $88 million increase in other expense in the first quarter of 2017 compared with 2016 was primarily due to increases in bad debt expense, insurance, professional service fees and maintenance agreements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

	Three Months Ended March 31,		Change
	2017	2016	%
(in millions)
Investment income and other	$15	$17	(11.8)%
Interest expense	$(102)	$(93)	9.7%
Investment Income and Other
The decrease in investment income and other for the first quarter of 2017 as compared to 2016 was primarily due to realized and unrealized losses on investments and foreign currency exchange rate movements.
Interest Expense
Interest expense increased in the first quarter of 2017 as compared to 2016 primarily due to an increase in long-term debt and higher effective interest rates on floating rate senior notes.
Income Tax Expense

	Three Months Ended March 31,		Change
	2017	2016	%
(in millions)
Income Tax Expense	$539	$616	(12.5)%
Effective Tax Rate	31.8%	35.3%
Our effective tax rate for the three months ended March 31, 2017 was approximately 31.8% compared with 35.3% in the same period of 2016. In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense, which resulted in discrete tax benefits for the three months ended March 31, 2017 of $55 million and reduced our effective tax rate by 3.2%. See note 2 and note 14 to the unaudited consolidated financial statements. Other factors that impacted our effective tax rate in the first quarter of 2017 compared with the same period of 2016 include favorable changes in the proportion of our taxable income in certain U.S. and non-U.S. jurisdictions, partially offset by a decrease in U.S. Federal and state tax credits.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Three Months Ended March 31,
	2017	2016
Net income	$1,158	$1,131
Non-cash operating activities (a)	1,041	900
Pension and postretirement benefit contributions (UPS-sponsored plans)	(2,489)	(43)
Hedge margin receivables and payables	(244)	(76)
Income tax receivables and payables	367	470
Changes in working capital and other non-current assets and liabilities	426	280
Other operating activities	(20)	8
Net cash from operating activities	$239	$2,670
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Net cash from operating activities decreased $2.431 billion in the first quarter of 2017 compared with 2016, largely due to higher pension and post retirement benefit contributions, reduced receipts of hedge margin collateral from counterparties and increased net cash payments for income taxes. We made discretionary contributions to our three primary company-sponsored U.S. pension plans totaling $2.291 billion during the first quarter of 2017, with no comparable payment in 2016. The net hedge margin collateral received from derivative counterparties decreased by $168 million in 2017 relative to 2016, due to settlements and decreased net fair value asset position of the derivative contracts used in our currency and interest rate hedging programs. Net cash payments for income taxes increased in 2017 compared with 2016 and were impacted by the timing of estimated tax payments and receipt of refunds relative to changes in estimates for the underlying tax liabilities. These items were partially offset by higher net income and improvements in our working capital position. The $146 million improvement in our working capital position in 2017 was primarily driven by increased average days outstanding on accounts receivable and favorable changes in the timing of cash receipts and payments.
As of March 31, 2017, our worldwide holdings of cash, cash equivalents and marketable securities were $3.718 billion, of which $2.294 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that such amounts represent previously untaxed earnings, cash, cash equivalents and marketable securities held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2017	2016
Net cash used in investing activities	$(920)	$(1,108)

Capital Expenditures:
Buildings and facilities	$(539)	$(185)
Aircraft and parts	(174)	(9)
Vehicles	(105)	(147)
Information technology	(120)	(86)
	$(938)	$(427)

Capital Expenditures as a % of Revenue	(6.1)%	(3.0)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$11	$3
Net (increase) decrease in finance receivables	$(11)	$(20)
Net (purchases), sales and maturities of marketable securities	$37	$(625)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(25)	$(6)
Other investing activities	$6	$(33)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first three months of 2017 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Capital spending on aircraft increased in first quarter 2017 compared to first quarter 2016, due to firm commitments to purchase 14 new Boeing 747-8F cargo aircraft and firm commitments to purchase three previously owned Boeing 767-300 cargo aircraft, with scheduled deliveries starting in 2017. Capital spending on information technology increased in the first three months of 2017 compared to the corresponding period of 2016 largely due to the timing of purchases of hardware and capitalized software projects. Capital spending on vehicles decreased in the first three months of 2017 in our U.S. and international package businesses, largely due to the timing of vehicle replacements.
Future capital spending will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2017 will be approximately $4.0 billion, which includes planned purchase deposits for aircraft on order.
The net change in finance receivables was primarily due to growth in our cargo finance products and loan principal paydowns in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions in 2017 and 2016 were related to our acquisition of Freightex Ltd (2017) and area franchise rights related to The UPS Store (2016). Other investing activities are impacted by changes in our non-current investments and restricted cash balances, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2017	2016
Net cash used in financing activities	$(124)	$(440)
Share Repurchases:
Cash expended for shares repurchased	$(438)	$(640)
Number of shares repurchased	(4.2)	(6.8)
Shares outstanding at period end	868	884
Percent reduction in shares outstanding	—%	(0.2)%
Dividends:
Dividends declared per share	$0.83	$0.78
Cash expended for dividend payments	$(695)	$(666)
Borrowings:
Net borrowings of debt principal	$1,131	$819
Other Financing Activities:
Cash received for common stock issuances	$74	$83
Other financing activities	$(196)	$(36)
Capitalization (as of September 30 each year):
Total debt outstanding at period end	$17,240	$15,438
Total shareowners’ equity at period end	560	2,480
Total capitalization	$17,800	$17,918
Debt to Total Capitalization %	96.9%	86.2%
We repurchased a total of 4.2 million shares of class A and class B common stock for $449 million in the first three months of 2017, and 6.6 million shares for $655 million for the first three months of 2016 ($438 and $640 million in repurchases for 2017 and 2016, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases). During the first quarter of 2016, we also exercised a capped call option that we entered into in 2015 which allowed us to repurchase 0.2 million class B shares. In total, shares repurchased and received in the first quarter of 2016 were 6.8 million shares for $680 million.
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date. As of March 31, 2017, we had $5.705 billion of this share repurchase authorization available.
Share repurchases may take the form of accelerated share repurchases, open market purchases or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $1.8 billion of shares in 2017.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.83 per share in 2017, compared with the previous $0.78 quarterly dividend rate in 2016. We expect to continue the practice of paying regular cash dividends.
Issuances and repayments of debt in the first three months of 2017 and 2016 consisted primarily of commercial paper and the issuance of $147 million of floating rate senior notes in March 2017. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have classified our 1.125% senior notes due October 2017 and 5.50% senior notes due January 2018 with a principal balance of $375 and $750 million, respectively, as a long-term liability, based on our intent and ability to refinance the debt as of March 31, 2017. We have also classified certain floating rate senior notes that are putable by the note holders as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
As of March 31, 2017, our commercial paper programs had $4.242 billion outstanding in a variety of currencies, which includes $3.405 billion and €784 million ($837 million). The average balance of our U.S. dollar denominated commercial paper was $2.398 billion and the average interest rate paid was 0.64% during the three months ended March 31, 2017. The average balance of our euro denominated commercial paper was €791 million ($845 million) and the average interest rate received was -0.37% during the three months ended March 31, 2017. The amount of commercial paper outstanding fluctuates throughout the year based on liquidity needs.
The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first three months of 2017 and 2016.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $27 and $103 million during the first three months of 2017 and 2016, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards was $225 and $155 million during the first three months of 2017 and 2016, respectively.
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
Contingencies
See note 9 and note 6 to the unaudited consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 14 for a discussion of income tax related matters.
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
Rate Adjustments
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the U.S. Saturday pickup is available for shipments in select areas. Effective May 1, 2017, a Saturday Stop Charge that varies depending on the pickup service selected will be applied any time a Saturday pickup is requested (in addition to any applicable Saturday Air Processing Fees and UPS On-Call Pickup fees).
Beginning April 3, 2017, UPS enhanced its U.S. Domestic Air and International Air Dangerous Goods service to accept Cargo Aircraft Only quantities of dangerous goods on a contractual basis. This enhancement allows UPS to accept more classes and higher quantities of dangerous goods in the U.S. package network and to, from and within 36 countries globally. In conjunction with these service enhancements, effective April 3, 2017, UPS changed how it rates Domestic Air, International Air, and UPS Worldwide Express Freight Dangerous Goods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 13 to the unaudited consolidated financial statements.
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2017	December 31, 2016
Currency Derivatives	$219	$302
Interest Rate Derivatives	124	150
Investment Market Price Derivatives	16	(10)
	$359	$442
Our market risks, hedging strategies and financial instrument positions at March 31, 2017 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. In 2016, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Japanese Yen, Mexican Peso, Singapore Dollar and Indian Rupee, as well as terminated forwards that expired during the first three months of 2017. We entered into several foreign currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated currency option positions that expired during the first three months of 2017. We entered into new forwards to manage the market value fluctuations of certain investments in marketable securities, as well as terminated forwards that expired during the first three months of 2017. The remaining fair value changes between December 31, 2016 and March 31, 2017 in the preceding table are primarily due to interest rate, foreign currency exchange rate and market price changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $332 million and were not required to post any collateral with our counterparties as of March 31, 2017.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference in this report.

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
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see note 9 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of our repurchases of our class A and class B common stock during the first quarter of 2017 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2017	1.1	$113.12	0.8	$6,065
February 1 – February 28, 2017	1.1	106.60	1.1	$5,948
March 1 – March 31, 2017	2.3	106.56	2.3	$5,705
Total January 1 – March 31, 2017	4.5	$107.81	4.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date.
Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the resolution of our Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing a total of approximately $1.8 billion of shares in 2017.

Item 6.	Exhibits
These exhibits are either incorporated by reference into this report or filed with this report as indicated below.
Index to Exhibits:

3.1	—	Form of Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of Note for Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 31, 2017).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 in “Item 1. Financial Statements” of this quarterly report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	—
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 4, 2017	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)