Form 10-Q
period 2017-06-30
UNITED PARCEL SERVICE INC
filed 2017-08-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐ Emerging growth company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
There were 177,194,206 Class A shares, and 688,774,014 Class B shares, with a par value of $0.01 per share, outstanding at July 24, 2017.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2017 (unaudited) and December 31, 2016
(In millions)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,544	$3,476
Marketable securities	1,060	1,091
Accounts receivable, net	6,553	7,695
Other current assets	1,237	1,587
Total Current Assets	12,394	13,849
Property, Plant and Equipment, Net	19,841	18,800
Goodwill	3,845	3,757
Intangible Assets, Net	1,829	1,758
Non-Current Investments and Restricted Cash	479	476
Deferred Income Tax Assets	362	591
Other Non-Current Assets	974	1,146
Total Assets	$39,724	$40,377
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,817	$3,681
Accounts payable	2,648	3,042
Accrued wages and withholdings	2,293	2,317
Hedge margin liabilities	138	575
Self-insurance reserves	705	670
Accrued group welfare and retirement plan contributions	607	598
Other current liabilities	874	847
Total Current Liabilities	11,082	11,730
Long-Term Debt	14,257	12,394
Pension and Postretirement Benefit Obligations	9,981	12,694
Deferred Income Tax Liabilities	95	112
Self-Insurance Reserves	1,746	1,794
Other Non-Current Liabilities	1,289	1,224
Shareowners’ Equity:
Class A common stock (178 and 180 shares issued in 2017 and 2016, respectively)	2	2
Class B common stock (688 and 689 shares issued in 2017 and 2016, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	5,437	4,879
Accumulated other comprehensive loss	(4,202)	(4,483)
Deferred compensation obligations	36	45
Less: Treasury stock (1 share in 2017 and 2016)	(36)	(45)
Total Equity for Controlling Interests	1,244	405
Noncontrolling Interests	30	24
Total Shareowners’ Equity	1,274	429
Total Liabilities and Shareowners’ Equity	$39,724	$40,377
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$15,750	$14,629	$31,065	$29,047
Operating Expenses:
Compensation and benefits	8,105	7,738	16,236	15,591
Repairs and maintenance	392	383	782	764
Depreciation and amortization	562	555	1,116	1,107
Purchased transportation	2,443	2,070	4,809	4,094
Fuel	616	505	1,237	939
Other occupancy	264	245	563	514
Other expenses	1,152	1,095	2,322	2,177
Total Operating Expenses	13,534	12,591	27,065	25,186
Operating Profit	2,216	2,038	4,000	3,861
Other Income and (Expense):
Investment income and other	14	8	29	25
Interest expense	(111)	(94)	(213)	(187)
Total Other Income and (Expense)	(97)	(86)	(184)	(162)
Income Before Income Taxes	2,119	1,952	3,816	3,699
Income Tax Expense	735	683	1,274	1,299
Net Income	$1,384	$1,269	$2,542	$2,400
Basic Earnings Per Share	$1.59	$1.43	$2.91	$2.71
Diluted Earnings Per Share	$1.58	$1.43	$2.90	$2.69

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$1,384	$1,269	$2,542	$2,400
Change in foreign currency translation adjustment, net of tax	24	(31)	54	(5)
Change in unrealized gain (loss) on marketable securities, net of tax	1	2	1	5
Change in unrealized gain (loss) on cash flow hedges, net of tax	(151)	43	(192)	(119)
Change in unrecognized pension and postretirement benefit costs, net of tax	386	27	418	53
Comprehensive Income	$1,644	$1,310	$2,823	$2,334
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$2,542	$2,400
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,116	1,107
Pension and postretirement benefit expense	463	537
Pension and postretirement benefit contributions	(2,530)	(89)
Self-insurance reserves	(17)	(25)
Deferred tax (benefit) expense	175	(31)
Stock compensation expense	345	346
Other (gains) losses	(11)	(105)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,138	1,054
Other current assets	440	230
Accounts payable	(534)	(310)
Accrued wages and withholdings	(18)	(73)
Other current liabilities	(456)	(356)
Other operating activities	(32)	8
Net cash from operating activities	2,621	4,693
Cash Flows From Investing Activities:
Capital expenditures	(2,009)	(963)
Proceeds from disposals of property, plant and equipment	14	11
Purchases of marketable securities	(1,084)	(3,131)
Sales and maturities of marketable securities	1,111	2,340
Net (increase) decrease in finance receivables	(16)	(13)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(57)	(3)
Other investing activities	14	(35)
Net cash used in investing activities	(2,027)	(1,794)
Cash Flows From Financing Activities:
Net change in short-term debt	(810)	(1,781)
Proceeds from borrowings	3,815	2,890
Repayments of borrowings	(1,220)	(1,134)
Purchases of common stock	(898)	(1,329)
Issuances of common stock	132	147
Dividends	(1,389)	(1,327)
Other financing activities	(186)	(50)
Net cash used in financing activities	(556)	(2,584)
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	30	14
Net Increase (Decrease) In Cash And Cash Equivalents	68	329
Cash And Cash Equivalents:
Beginning of period	3,476	2,730
End of period	$3,544	$3,059
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2017. The fair values of our investment securities are disclosed in note 4, our recognized multiemployer pension withdrawal liabilities in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
Workers’ compensation, automobile liability and general liability insurance claims may take several years to completely settle. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve the claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in healthcare costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Changes in state legislation with respect to workers' compensation can affect the adequacy of our self-insurance accruals. All of these factors can result in revisions to prior actuarial projections and produce a material difference between estimated and actual operating results. Prior to 2017, outside actuarial studies were performed semi-annually and we used the studies to estimate the liability in intervening quarters. Beginning in 2017, outside actuarial studies are now performed quarterly as we believe this provides us with better quarterly estimates of our outstanding workers compensation liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that simplified the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statements of consolidated cash flows. This update also made several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. This new guidance became effective for us in the first quarter of 2017 and we adopted the statements of consolidated cash flows presentation on a prospective basis. The impact to income tax expense in the statements of consolidated income, for the second quarter of 2017, was a benefit of $7 million ($62 million year-to-date). Additionally, we have elected to continue estimating forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective

In May 2017, the FASB issued an accounting standards update to provide clarity and reduce complexity on when to apply modification accounting to existing share-based payment awards. The guidance will generally be applied prospectively and will become effective for annual periods beginning after December 15, 2017, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued an accounting standards update to require the premium on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the proposed update. Under current generally accepted accounting principles (“GAAP”), premiums on callable debt securities are generally amortized over the contractual life of the security. Only in cases when an entity has a large number of similar securities is it allowed to consider estimates of principal prepayments. Amortization of the premium over the contractual life of the instrument can result in losses being recorded for the unamortized premium if the issuer exercises the call feature prior to maturity. The standard will be effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires employers to report the current service cost component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented separately from service cost and outside of income from operations. In accordance with the update, only the service cost component will be eligible for capitalization. The guidance in this update should be applied retrospectively for the presentation of service cost and other components of net benefit cost, and prospectively for the capitalization of the service cost component in assets, and becomes effective for us in the first quarter of 2018. As a result of this update, the net amount of interest cost, prior service cost and expected return on plan assets will be presented as other income. For the three months ended June 30, 2017 and 2016, non-service cost components amounted to a $179 and $104 million benefit ($359 and $208 million for the six months ended June 30, 2017 and 2016), respectively, which was recognized in "compensation and benefits" on the statements of consolidated income. After adoption, the non-service cost components will be recognized in "other income and expense"on the statements of consolidated income.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued an accounting standards update that is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The update should be applied retrospectively and becomes effective for us in the first quarter of 2018, but early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on our statements of consolidated cash flows. As of June 30, 2017 and December 31, 2016, we classified $112 and $310 million in restricted cash on our consolidated balance sheets in "non-current investments and restricted cash", respectively.
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
At this stage in the evaluation, we have determined that revenue recognition will be accelerated for the transportation businesses as the standard requires revenue to be recognized as control is transferred to the customer over time rather than upon delivery. We are currently quantifying the impact of this change to the statements of consolidated income.
The standard also requires us to evaluate whether our businesses promise to transfer services to the customer itself (as a principal) or to arrange for services to be provided by another party (as an agent). To make that determination, the standard uses a control model rather than the risks-and-rewards model in current GAAP. Based on our evaluation of the control model, we determined that certain Supply Chain & Freight businesses act as the principal rather than the agent within their revenue arrangements. This change will require the affected businesses to report transportation revenue gross of associated purchase transportation costs rather than net of such amounts within the statements of consolidated income. We expect that this change will result in an approximately $720 million reclassification from operating expenses to revenue on the statement of consolidated income for the period ended December 31, 2016. This amount may change as we continue to evaluate other businesses. Additionally, contract reviews are ongoing, and more businesses could be impacted by the adoption of the standard.
Other accounting pronouncements issued, but not effective until after June 30, 2017, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Management Incentive Award Program ("MIP")
During the first quarter of 2017, we granted Restricted Units under MIP to certain eligible management employees. Restricted Units granted under MIP generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period. Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 7, 2017 (for U.S.-based employees), March 1, 2017 (for management committee employees) and March 27, 2017 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $105.69, $106.87 and $104.78 on those dates, respectively.
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under LTIP to certain eligible management employees. The performance targets are equally-weighted among consolidated operating return on invested capital, growth in currency-constant consolidated revenue and total shareowner return ("RTSR") relative to a peer group of companies. These Restricted Units generally vest at the end of a three-year period (except in the case of death, disability, or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets established on the grant date.
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
The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2017 and 2016 are as follows:

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
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options granted in 2017 and 2016 are as follows:

	2017	2016
Expected dividend yield	2.89%	2.94%
Risk-free interest rate	2.15%	1.66%
Expected life (in years)	7.5	7.5
Expected volatility	17.81%	23.60%
Weighted-average fair value of options granted	$14.70	$17.32

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended June 30, 2017 and 2016 was $133 and $131 million pre-tax, respectively. Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the six months ended June 30, 2017 and 2016 was $345 and $346 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2017 and December 31, 2016 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2017:
Current trading marketable securities:
Corporate debt securities	$353	$—	$—	$353
Carbon credit investments (1)	87	1	—	88
Total trading marketable securities	$440	$1	$—	$441

Current available-for-sale securities:
U.S. government and agency debt securities	$289	$—	$(2)	$287
Mortgage and asset-backed debt securities	91	1	—	92
Corporate debt securities	197	1	(1)	197
U.S. state and local municipal debt securities	38	—	—	38
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$620	$2	$(3)	$619

Total current marketable securities	$1,060	$3	$(3)	$1,060

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2016:
Current trading marketable securities:
Corporate debt securities	$427	$—	$—	$427
Carbon credit investments (1)	80	10	—	90
Total trading marketable securities	$507	$10	$—	$517

Current available-for-sale securities:
U.S. government and agency debt securities	$314	$—	$(2)	$312
Mortgage and asset-backed debt securities	90	1	—	91
Corporate debt securities	167	—	(1)	166
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$576	$1	$(3)	$574

Total current marketable securities	$1,083	$11	$(3)	$1,091
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 13 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of June 30, 2017. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2017, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$410	$410
Due after one year through three years	431	428
Due after three years through five years	19	19
Due after five years	111	113
	971	970
Equity and carbon credit investments	89	90
	$1,060	$1,060
Non-Current Investments and Restricted Cash
Non-current investments and restricted cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities. Collateral provided is reflected in "other investing activities" in the statements of consolidated cash flows. At June 30, 2017 and December 31, 2016, we had $447 and $445 million in self-insurance investments and restricted cash, respectively.
We held a $19 and $18 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at June 30, 2017 and December 31, 2016, respectively. The quarterly change in investment fair value is recognized in "investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $13 million as of June 30, 2017 and December 31, 2016, respectively.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other non-current investments” in the tables below, and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.75% and 8.06% as of June 30, 2017 and December 31, 2016, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2017:
Marketable Securities:
U.S. government and agency debt securities	$287	$—	$—	$287
Mortgage and asset-backed debt securities	—	92	—	92
Corporate debt securities	—	550	—	550
U.S. state and local municipal debt securities	—	38	—	38
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Carbon credit investments	88	—	—	88
Total marketable securities	375	685	—	1,060
Other non-current investments	19	—	9	28
Total	$394	$685	$9	$1,088

December 31, 2016:
Marketable Securities:
U.S. government and agency debt securities	$312	$—	$—	$312
Mortgage and asset-backed debt securities	—	91	—	91
Corporate debt securities	—	593	—	593
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Carbon credit investments	90	—	—	90
Total marketable securities	402	689	—	1,091
Other non-current investments	18	—	13	31
Total	$420	$689	$13	$1,122

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended June 30, 2017 and 2016 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on April 1, 2017	$—	$11	$11
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(2)	(2)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2017	$—	$9	$9

	Marketable Securities	Other Non-Current Investments	Total
Balance on April 1, 2016	$—	$27	$27
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(5)	(5)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2016	$—	$22	$22

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the six months ended June 30, 2017 and 2016 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2017	$—	13	13
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(4)	(4)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2017	$—	$9	$9

	Marketable Securities	Other Investments	Total
Balance on January 1, 2016	$—	32	32
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(10)	(10)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on June 30, 2016	$—	$22	$22
There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2017 and December 31, 2016 consist of the following (in millions):

	2017	2016
Vehicles	$8,879	$8,638
Aircraft	15,678	15,653
Land	1,591	1,397
Buildings	3,571	3,439
Building and leasehold improvements	3,718	3,612
Plant equipment	8,714	8,430
Technology equipment	1,810	1,741
Equipment under operating leases	29	29
Construction-in-progress	1,598	735
	45,588	43,674
Less: Accumulated depreciation and amortization	(25,747)	(24,874)
	$19,841	$18,800

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three and six months ended June 30, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2017 and 2016 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2017	2016	2017	2016	2017	2016
Three Months Ended June 30:
Service cost	$389	$353	$7	$7	$14	$13
Interest cost	462	457	28	30	10	11
Expected return on assets	(712)	(629)	(1)	(1)	(16)	(15)
Amortization of prior service cost	48	42	2	1	—	—
Net periodic benefit cost	$187	$223	$36	$37	$8	$9

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2017	2016	2017	2016	2017	2016
Six Months Ended June 30:
Service cost	$779	$706	$14	$14	$29	$25
Interest cost	924	914	56	60	20	21
Expected return on assets	(1,424)	(1,258)	(3)	(2)	(32)	(29)
Amortization of prior service cost	96	84	4	2	—	—
Net periodic benefit cost	$375	$446	$71	$74	$17	$17
During the first six months of 2017, we contributed $2.334 billion and $196 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We also expect to contribute $43 and $45 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively.
Plan Amendments and Curtailments
The UPS Retirement Plan was closed to new non-union participants effective July 1, 2016. In the quarter ended June 30, 2017, we amended the UPS Retirement Plan and the UPS Excess Coordinating Benefit Plan (single-employer defined benefit pension plans sponsored by UPS) to cease accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023. We remeasured plan assets and pension benefit obligations for the affected pension plans as of June 30, 2017, resulting in a net actuarial gain of $569 million. This reflects a curtailment gain of $1.525 billion resulting from the benefit plan changes that was partially offset by net actuarial losses of $956 million, driven by a reduction of approximately 32 basis points in the discount rate compared to December 31, 2016, offset by actual assets returns approximately 275 basis points above our expected return as of the remeasurement date. The net curtailment gain reduced the actuarial loss recorded in "accumulated other comprehensive loss" in the equity section of the consolidated balance sheet. As actuarial losses are within the corridor (defined as 10% of the greater of the fair value of plan assets and the plan's projected benefit obligation), there is no impact to the statement of consolidated income for the quarter ended June 30, 2017.
Effective July 1, 2016, the Company amended the UPS 401(k) Savings Plan so that employees who would have been eligible for participation in the UPS Retirement Plan instead began earning a UPS Retirement Contribution. For employees eligible to receive the Retirement Contribution, UPS contributes 3% to 8% of eligible pay to the UPS 401(k) Savings Plan based on years of vesting service and business unit. Contributions are made annually in cash to the accounts of participants who are employed on December 31st of each calendar year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective June 23, 2017, the Company amended the UPS 401(k) Savings Plan so that non-union employees who currently participate in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, earn a UPS Retirement Contribution beginning January 1, 2023. UPS will contribute 5% to 8% of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. The amendment also provides for transition contributions for certain participants. There was no impact to the statement of consolidated income for the quarter ended June 30, 2017 as a result of the above changes.
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
As of June 30, 2017 and December 31, 2016 we had $862 and $866 million, respectively, recorded in "other non-current liabilities," as well as $6 million as of June 30, 2017 and December 31, 2016 recorded in "other current liabilities," on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 45 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2017 and December 31, 2016 was $888 and $861 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We account for this potential obligation under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”). Under ASC 715 we are required to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely solution to this matter and the broader systemic problems facing multiemployer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities. Our best estimate as of the measurement date of December 31, 2016 does not incorporate this solution. Rather, our best estimate of the next most likely outcome to resolve the CSPF’s solvency concerns is that the CSPF will make another MPRA filing to forestall insolvency without reducing benefits to the UPS Transfer Group. If the CSPF attempts to reduce benefits for the UPS Transfer Group under a MPRA filing we would be in a strong legal position to prevent that from occurring given that these benefits cannot be reduced without our consent and such a reduction, without first exhausting reductions to other groups in the CSPF, would be contrary to the statute. Accordingly, our best estimate as of the measurement date of December 31, 2016 is that there is no liability to be recognized for additional coordinating benefits of the UPS/IBT Plan. However, the projected benefit obligation could materially increase as these uncertainties are resolved. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with ASC 715.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2017 and December 31, 2016 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2016:	$715	$407	$2,635	$3,757
Acquired	—	18	21	39
Currency / Other	—	11	38	49
June 30, 2017:	$715	$436	$2,694	$3,845
The goodwill acquired in the Supply Chain & Freight segment was related to our January 2017 acquisition of Freightex Ltd. ("Freightex"), a U.K.-based asset-light provider of truckload, less-than truckload and specialized over-the-road services. The acquisition of Freightex was paid for with cash from operations. The acquisition of Freightex was not material to our consolidated financial position or results of operations.
The goodwill acquired in the International Package segment was related to our June 2017 acquisition of Eirpost Group Unlimited Company ("Nightline"), an Ireland-based express delivery and logistics company. The acquisition of Nightline was paid for with cash from operations. The acquisition of Nightline was not material to our consolidated financial position or results of operations.
In December 2016, we acquired Maze 1 Limited ("Marken"), a global provider of supply chain solutions to the life sciences industry and leader in clinical trials material storage and distribution, for approximately $570 million. As of June 30, 2017, we had no material changes to our estimated fair values of assets acquired and liabilities assumed. The financial results of Marken are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of June 30, 2017 and December 31, 2016 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2017:
Capitalized software	$3,100	$(2,229)	$871
Licenses	126	(63)	63
Franchise rights	128	(93)	35
Customer relationships	744	(123)	621
Trade name	200	—	200
Trademarks, patents and other	70	(31)	39
Total Intangible Assets, Net	$4,368	$(2,539)	$1,829
December 31, 2016:
Capitalized software	$2,933	$(2,157)	$776
Licenses	131	(70)	61
Franchise rights	128	(90)	38
Customer relationships	724	(85)	639
Trade name	200	—	200
Trademarks, patents and other	67	(23)	44
Total Intangible Assets, Net	$4,183	$(2,425)	$1,758

As of June 30, 2017, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2017 and December 31, 2016 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2017	2016
Commercial paper	$3,383	2017-2018	$3,383	$3,250
Fixed-rate senior notes:
1.125% senior notes	375	2017	374	374
5.50% senior notes	750	2018	759	769
5.125% senior notes	1,000	2019	1,033	1,043
3.125% senior notes	1,500	2021	1,576	1,584
2.40% senior notes	500	2026	497	497
2.45% senior notes	1,000	2022	990	986
2.35% senior notes	600	2022	596	—
6.20% senior notes	1,500	2038	1,482	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	367	367
3.40% senior notes	500	2046	491	491
Floating rate senior notes	400	2022	398	—
8.375% Debentures:
8.375% debentures	424	2020	456	461
8.375% debentures	276	2030	282	282
Pound Sterling notes:
5.50% notes	86	2031	81	76
5.125% notes	590	2050	564	535
Euro senior notes:
1.625% notes	798	2025	793	732
1.00% notes	570	2028	566	523
Floating rate senior notes	570	2020	569	525
Canadian senior notes:
2.125% notes	577	2024	573	—
Floating rate senior notes	979	2049-2067	969	824
Capital lease obligations	448	2017-3005	448	447
Facility notes and bonds	320	2029-2045	319	319
Other debt	19	2017-2022	19	20
Total debt	$18,040		18,074	16,075
Less: Current maturities			(3,817)	(3,681)
Long-term debt			$14,257	$12,394
Debt Classification
We have classified our 5.50% senior notes due January 2018 with a principal balance of $750 million as a long-term liability, based on our intent and ability to refinance the debt as of June 30, 2017. We have also classified certain floating rate senior notes that are putable by the note holders as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuances
In March, we issued floating rate senior notes in principal amount of $147 million. These notes bear interest at three-month LIBOR less 30 basis points and mature in 2067. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after one year at a stated percentage of par value.
On May 16, 2017 we issued U.S. senior rate notes. These senior notes consist of two separate series, as follows:

•
Two series of notes, in the principle amounts of $600 and $400 million were issued. These notes bear interest at a 2.35% fixed rate and at a three-month LIBOR plus 38 basis points, respectively, and mature May 2022. Interest on the fixed rate senior notes will be paid semi-annually, beginning November 2017. Interest on the floating rate senior notes will be paid quarterly beginning August 2017. The 2.35% notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the discount rate of the treasury rate plus 10 basis points and accrued interest. The floating rate senior notes are not callable.

On May 18, 2017 we issued Canadian senior notes. These senior notes consist of a single series as follows:

•
Notes in the principal amount of C$750 million ($547 million), and bear a 2.125% fixed interest rate were issued. Interest on the notes is payable semi-annually beginning November 2017. The notes are callable at our option, in whole or in part at the Government of Canada yield plus 21.5 basis points, and on or after the par call date, at par value.

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of June 30, 2017: $2.299 billion with an average interest rate of 0.92% and €951 million ($1.084 billion) with an average interest rate of -0.39%. As of June 30, 2017, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 23, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2017.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 24, 2022. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2017 and for all prior periods, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2017, 10% of net tangible assets was equivalent to $2.297 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $18.897 and $17.134 billion as of June 30, 2017 and December 31, 2016, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary The UPS Store, Inc. are defendants in Morgate v. The UPS Store, Inc. et al., an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. We have filed a motion to decertify the class, which was heard in May 2017. A trial setting conference is scheduled for August 2017.
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
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheet at June 30, 2017. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court’s analysis and conclusions, and have filed a notice of appeal from the judgment to the United States Court of Appeals for the Second Circuit.
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
Other Matters
In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) opened an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Decision Proposal from the CNMC. These documents do not prejudge the final decision (which is subject to appeal) as to facts or law. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2017, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of June 30, 2017, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	2017		2016
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	180	$2	194	$2
Common stock purchases	(2)	—	(3)	—
Stock award plans	4	—	4	—
Common stock issuances	1	—	2	—
Conversions of class A to class B common stock	(5)	—	(8)	—
Class A shares issued at end of period	178	$2	189	$2
Class B Common Stock
Balance at beginning of period	689	$7	693	$7
Common stock purchases	(6)	—	(10)	—
Conversions of class A to class B common stock	5	—	8	—
Class B shares issued at end of period	688	$7	691	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		157		289
Common stock purchases		(412)		(561)
Common stock issuances		203		168
Option premiums received (paid)		52		104
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$4,879		$6,001
Net income attributable to common shareowners		2,542		2,400
Dividends ($1.66 and $1.56 per share)		(1,495)		(1,409)
Common stock purchases		(489)		(769)
Balance at end of period		$5,437		$6,223
We repurchased 8.4 million shares of class A and class B common stock for $901 million during the six months ended June 30, 2017, and 13.1 million shares for $1.330 billion during the six months ended June 30, 2016. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of June 30, 2017, we had $5.253 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2017, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $52 and $104 million during the first six months of 2017 and 2016, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of June 30, 2017, we had outstanding options for the purchase of 0.5 million shares with a weighted average strike price of $94.49 per share that will settle in the third quarter of 2017.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in Accumulated Other Comprehensive Income (loss) ("AOCI") for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the six months ended June 30, 2017 and 2016 is as follows (in millions):

	2017	2016
Foreign currency translation gain (loss):
Balance at beginning of period	$(1,016)	$(897)
Translation adjustment (net tax effect of $(93) and $0)	54	(5)
Balance at end of period	(962)	(902)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	(1)
Current period changes in fair value (net of tax effect of $0 and $4)	1	5
Balance at end of period	—	4
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(45)	67
Current period changes in fair value (net of tax effect of $(109) and $(5))	(181)	(7)
Reclassification to earnings (net of tax effect of $(7) and $(67))	(11)	(112)
Balance at end of period	(237)	(52)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,421)	(2,709)
Remeasurement of plan assets and liabilities (net of tax effect of $214 and $0) (1)	355	—
Reclassification to earnings (net of tax effect of $37 and $33)	63	53
Balance at end of period	(3,003)	(2,656)
Accumulated other comprehensive income (loss) at end of period	$(4,202)	$(3,606)

(1) See note 6 for further information about plan curtailments resulting in remeasurement of plan assets and liabilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2017 and 2016 is as follows (in millions):

Three Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2017	2016
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	$(7)	$(6)	Interest expense
Foreign exchange contracts	7	85	Revenue
Income tax (expense) benefit	—	(29)	Income tax expense
Impact on net income	—	50	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(50)	(43)	Compensation and benefits
Income tax (expense) benefit	19	16	Income tax expense
Impact on net income	(31)	(27)	Net income

Total amount reclassified for the period	$(31)	$23	Net income

Six Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2017	2016
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	$(14)	$(12)	Interest expense
Foreign exchange contracts	32	191	Revenue
Income tax (expense) benefit	(7)	(67)	Income tax expense
Impact on net income	11	112	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(100)	(86)	Compensation and benefits
Income tax (expense) benefit	37	33	Income tax expense
Impact on net income	(63)	(53)	Net income

Total amount reclassified for the period	$(52)	$59	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the six months ended June 30, 2017 and 2016 is as follows (in millions):

	2017		2016
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$45		$51
Reinvested dividends		1		1
Benefit payments		(10)		(8)
Balance at end of period		$36		$44
Treasury Stock:
Balance at beginning of period	(1)	$(45)	(1)	$(51)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	10	—	8
Balance at end of period	(1)	$(36)	(1)	$(44)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $6 and $3 million for the six months ended June 30, 2017 and 2016, respectively.

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
Supply Chain & Freight
Supply Chain & Freight includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations, UPS Freight and other aggregated business units. Our Forwarding and Logistics units provide services in more than 195 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, truckload freight brokerage, distribution and post-sales services, mail and consulting services. UPS Freight offers a variety of less-than-truckload ("LTL") and truckload ("TL") services to customers in North America. Coyote offers truckload brokerage services primarily in the U.S. Marken provides specialized healthcare logistics in Europe. Other aggregated business units within this segment include The UPS Store and UPS Capital.
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
Segment information for the three and six months ended June 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
U.S. Domestic Package	$9,745	$9,015	$19,280	$18,099
International Package	3,163	3,077	6,221	5,991
Supply Chain & Freight	2,842	2,537	5,564	4,957
Consolidated	$15,750	$14,629	$31,065	$29,047
Operating Profit:
U.S. Domestic Package	$1,395	$1,233	$2,471	$2,335
International Package	583	613	1,112	1,187
Supply Chain & Freight	238	192	417	339
Consolidated	$2,216	$2,038	$4,000	$3,861

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareowners	$1,384	$1,269	$2,542	$2,400
Denominator:
Weighted average shares	867	881	868	883
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	4	4	4	3
Denominator for basic earnings per share	872	886	873	887
Effect of dilutive securities:
Restricted units	3	3	3	4
Stock options	1	1	1	1
Denominator for diluted earnings per share	876	890	877	892
Basic earnings per share	$1.59	$1.43	$2.91	$2.71
Diluted earnings per share	$1.58	$1.43	$2.90	$2.69
Diluted earnings per share for the three months ended June 30, 2017 and 2016 excluded the effect of 0.3 and 0.2 million shares of common stock, respectively (0.3 million for the six months ended June 30, 2017 and 2016), that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At June 30, 2017 and December 31, 2016, we held cash collateral of $138 and $575 million, respectively, under these agreements; this collateral is included in "cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the agreements described above, we could be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At June 30, 2017 and December 31, 2016, $19 million and $0, respectively, of additional collateral was required to be posted with our counterparties. The aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions were in a net liability position of $1 and $10 million at June 30, 2017 and December 31, 2016, respectively.
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
We periodically hedge the forecasted fixed-coupon interest payments associated with anticipated debt offerings by using forward starting interest rate swaps, interest rate locks or similar derivatives. These agreements effectively lock a portion of our interest rate exposure between the time the agreement is entered into and the date when the debt offering is completed, thereby mitigating the impact of interest rate changes on future interest expense. These derivatives are settled commensurate with the issuance of the debt, and any gain or loss upon settlement is amortized as an adjustment to the effective interest yield on the debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2017 and December 31, 2016, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2017		December 31, 2016
Currency hedges:
Euro	EUR	3,277	EUR	3,702
British Pound Sterling	GBP	1,753	GBP	1,380
Canadian Dollar	CAD	1,231	CAD	1,053
Indian Rupee	INR	262	INR	76
Mexican Peso	MXN	19	MXN	—
Japanese Yen	JPY	3,581	JPY	3,972
Singapore Dollar	SGD	17	SGD	32

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$778		$778

Investment market price hedges:
Marketable Securities	EUR	77	EUR	76
As of June 30, 2017, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$46	$176	$38	$176
Interest rate contracts	Other current assets	Level 2	7	—	7	—
Foreign exchange contracts	Other non-current assets	Level 2	6	131	1	126
Interest rate contracts	Other non-current assets	Level 2	103	137	89	119
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	2	1	2	1
Interest rate contracts	Other non-current assets	Level 2	38	42	36	40
Total Asset Derivatives			$202	$487	$173	$462

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$18	$—	$11	$—
Interest rate contracts	Other current liabilities	Level 2	1	1	—	1
Foreign exchange contracts	Other non-current liabilities	Level 2	74	6	68	1
Interest rate contracts	Other non-current liabilities	Level 2	17	21	4	3
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	—	—	—	—
Investment market price contracts	Other current liabilities	Level 2	1	10	1	10
Interest rate contracts	Other non-current liabilities	Level 2	7	7	5	5
Total Liability Derivatives			$118	$45	$89	$20
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and six months ended June 30, 2017 and 2016 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2017	2016
Interest rate contracts	$—	$(1)
Foreign exchange contracts	(243)	149
Total	$(243)	$148

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2017	2016
Interest rate contracts	$—	$(3)
Foreign exchange contracts	(290)	(9)
Total	$(290)	$(12)
As of June 30, 2017, $43 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended June 30, 2018. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 15 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2017 and 2016 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2017	2016
Foreign denominated debt	$(210)	$62
Total	$(210)	$62

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2017	2016
Foreign denominated debt	$(247)	(23)
Total	$(247)	$(23)
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three and six months ended June 30, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2017 and 2016 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2017	2016			2017	2016
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$2	$20	Fixed-Rate Debt	Interest Expense	$(2)	$(20)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$(22)	$115	Fixed-Rate Debt	Interest Expense	$22	$(115)

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and six months ended June 30, 2017 and 2016 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
Three Months Ended June 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	14	(65)
Investment market price contracts	Investment income and other	(18)	25
		$(6)	$(42)
Six Months Ended June 30:
Interest rate contracts	Interest expense	$(4)	$(4)
Foreign exchange contracts	Investment income and other	20	$(106)
Investment market price contracts	Investment income and other	8	180
		$24	$70

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate decreased to 34.7% in the second quarter of 2017 from 35.0% in the same period of 2016 (33.4% year-to-date in 2017 compared to 35.1% in the same period of 2016). In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense (see note 2), which resulted in discrete tax benefits for the three months ended June 30, 2017 of $7 million ($62 million year-to-date) and reduced our second quarter effective tax rate by 0.3% (1.6% year-to-date).
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

Overview
The U.S. economic environment has generally improved with stable consumer conditions. While there is modest improvement in industrial production, growth is slower than originally anticipated. Business-to-business volume growth is influenced by the retail industry. Retail growth continued in the second quarter, mainly driven by online sales. Continued growth in e-commerce and omni-channel retail sales has driven package volume demand for residential products. Shipments and revenue per piece have increased on a consolidated basis and across all products in our U.S. Domestic Package segment, and given these trends in the retail industry, products most aligned with business-to-consumer shipments have experienced the strongest growth.
Outside of the U.S., emerging markets have stabilized in recent months and most developed nations have seen modest growth. Our broad portfolio of product offerings and the flexibilities inherent in our transportation network have supported our international growth. Demand for our export products has remained high. Europe continues to lead the way, with growth in key trade lanes as well as intra-Europe shipments. Trade from Asia to the United States remained strong during the second quarter.
We have continued several initiatives in the U.S. and internationally to (1) improve the flexibility and capacity in our transportation network; (2) improve yield management; and (3) increase operational efficiency and contain costs across all segments. Most notably, expansion and construction of new facilities, along with the continued deployment of technology improvements, should continue to increase our network capacity and improve operational efficiency, flexibility and reliability.
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
Revenue (in millions)	$15,750	$14,629	7.7%	$31,065	$29,047	6.9%
Operating Expenses (in millions)	13,534	12,591	7.5%	27,065	25,186	7.5%
Operating Profit (in millions)	$2,216	$2,038	8.7%	$4,000	$3,861	3.6%
Operating Margin	14.1%	13.9%		12.9%	13.3%
Average Daily Package Volume (in thousands)	18,580	17,687	5.0%	18,561	17,761	4.5%
Average Revenue Per Piece	$10.75	$10.57	1.7%	$10.63	$10.48	1.4%
Net Income (in millions)	$1,384	$1,269	9.1%	$2,542	$2,400	5.9%
Basic Earnings Per Share	$1.59	$1.43	11.2%	$2.91	$2.71	7.4%
Diluted Earnings Per Share	$1.58	$1.43	10.5%	$2.90	$2.69	7.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments.
We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures including, as applicable, "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, income tax expense and effective tax rate. We believe that these adjusted financial measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
We supplement the reporting of our revenue, revenue per piece and operating profit with similar non-GAAP measures that exclude the period-over-period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of our International Package and Supply Chain & Freight businesses on a currency-neutral basis.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
Average Daily Package Volume (in thousands):
Next Day Air	1,395	1,311	6.4%	1,356	1,289	5.2%
Deferred	1,253	1,129	11.0%	1,249	1,163	7.4%
Ground	13,019	12,489	4.2%	13,016	12,606	3.3%
Total Avg. Daily Package Volume	15,667	14,929	4.9%	15,621	15,058	3.7%
Average Revenue Per Piece:
Next Day Air	$19.62	$19.51	0.6%	$19.68	$19.47	1.1%
Deferred	12.72	12.44	2.3%	12.45	12.19	2.1%
Ground	8.37	8.11	3.2%	8.33	8.10	2.8%
Total Avg. Revenue Per Piece	$9.72	$9.44	3.0%	$9.64	$9.39	2.7%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Next Day Air	$1,752	$1,637	7.0%	$3,416	$3,212	6.4%
Deferred	1,020	899	13.5%	1,990	1,814	9.7%
Ground	6,973	6,479	7.6%	13,874	13,073	6.1%
Total Revenue	$9,745	$9,015	8.1%	$19,280	$18,099	6.5%
Operating Expenses (in millions)	$8,350	$7,782	7.3%	$16,809	$15,764	6.6%
Operating Profit (in millions)	$1,395	$1,233	13.1%	$2,471	$2,335	5.8%
Operating Margin	14.3%	13.7%		12.8%	12.9%
Revenue
The change in overall revenue was impacted by the following factors in 2017 compared with the corresponding period of 2016:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2017 vs. 2016	4.9%	2.0%	1.2%	8.1%
Year-to-date 2017 vs. 2016	3.7%	1.9%	0.9%	6.5%
Volume
Our overall volume increased in the second quarter and year-to-date periods of 2017 compared with 2016, largely due to continued growth in overall retail sales, of which e-commerce continues to represent a larger percentage of the total growth. Business-to-consumer shipments, which represented more than 47% of the total volume, grew more than 10% for the quarter and drove increases in both air and ground shipments. Business-to-business shipments increased slightly in the second quarter of 2017 compared with 2016, largely due to increased volume from the retail industry and the use of our solutions for returns shipping.
Among our air products, volume increased in the second quarter and year-to-date periods of 2017 for both our Next Day Air and deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Next Day Air Saver and residential Second Day Air package products as consumers continue to demand faster delivery options. This growth was slightly offset by a decline in Next Day Air letter volume, partly due to declines in the professional services industry as a result of continued growth in digitization.
The increase in ground volume in the second quarter and year-to-date periods of 2017 was driven by growth in residential ground and SurePost volume, which benefited from continued demand for e-commerce. Business-to-business shipments increased slightly in the quarter, driven by increased volume from returns.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
Overall revenue per piece increased 3.0% for the second quarter of 2017 (2.7% year-to-date) compared with the same period of 2016 and was impacted by changes in base rates, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 26, 2016. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Additionally, effective January 8, 2017, we changed the dimensional weight calculation for packages subject to UPS daily rates.
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the U.S. Saturday pickup is available for shipments in select areas. A Saturday stop charge that varies depending on the pickup service selected went into effect on May 1, 2017, and will be applied any time a Saturday pickup is requested.
Revenue per piece for both our Next Day Air and deferred services increased in the second quarter and year-to-date periods of 2017 compared with 2016. All products were positively impacted by higher fuel surcharge rates. The increase in Next Day Air revenue per piece was driven by an increase in average weight per piece, partially offset by a shift in customer and product mix. We experienced slightly stronger growth in our business-to-business shipments, particularly our Next Day Air commercial package product. Deferred revenue per piece increased primarily due to an increase in average weight per piece, but was partially offset by an unfavorable shift in product mix.
Ground revenue per piece increased for the second quarter and year-to-date periods of 2017, primarily due to base rate increases and an increase in average weight per piece. These factors were partially offset by changes in customer and product mix, as we experienced faster volume growth in our SurePost product.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	% Point	2017	2016	% Point
Next Day Air / Deferred	4.6%	2.8%	1.8%	4.7%	3.0%	1.7%
Ground	5.5%	4.4%	1.1%	5.4%	4.7%	0.7%
Effective February 6, 2017, the U.S. fuel surcharge rates are reset weekly instead of monthly. In addition, the price indices have moved from a two month to a two week lag.
Total domestic fuel surcharge revenue increased by $111 million in the second quarter of 2017 as a result of higher fuel surcharge rates caused by increasing jet and diesel fuel prices, as well as the overall increase in package volume during the quarter. In addition to the factors above, fuel surcharge revenue was positively impacted by the changes to the fuel surcharge calculation, as the rates and price indices are updated more frequently to better align with prevailing market rates. On a year-to-date basis, fuel surcharge revenue increased by $159 million.
Operating Expenses
Operating expenses for the segment increased $568 million in the second quarter of 2017 compared with the same period of 2016 ($1.045 billion year-to-date) due to several factors. The increase was primarily due to increases in pick-up and delivery costs, which grew $231 million, as well as the cost of operating our domestic integrated air and ground network, which increased $211 million ($411 million and $412 million, respectively, year-to-date). The growth in pick-up and delivery and network costs was largely attributable to increased volume and higher employee compensation costs, which were impacted by an increase in daily driver hours (up 5.0%) and an increase in employee healthcare expenses (due to headcount and contractual contribution rate increases to multiemployer plans). These increases were partially offset by favorable workers' compensation results. We also incurred higher costs associated with outside contract carriers, primarily due to volume growth, higher fuel surcharges passed onto us by carriers and general rate increases. Additionally, average daily aircraft block hours increased 7.7% for the quarter (5.4% year-to-date), which were driven by increased volume and modifications to our air network.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remaining increase in operating expenses for the quarter and year-to-date periods was largely due to the costs of package sorting, which increased $52 million for the quarter ($92 million year-to-date) due to increased daily volume, and indirect operating costs, which increased $68 million for the quarter ($110 million year-to-date). The increased expenses in the second quarter and year-to-date periods of 2017 were also driven by start-up costs of several investments underway to further expand and modernize our air and ground networks, as well as the costs of implementing Saturday operations in additional markets.
Total cost per piece increased 2.3% for the second quarter of 2017 compared with the second quarter of 2016 (2.8% year-to-date), due to a 70 basis point impact from fuel increases and the cost increases described previously. In order to contain costs, we continually adjust our air and ground networks to better match higher volume levels. In addition, we continue to deploy and utilize technology to increase package sorting and delivery efficiency.
Operating Profit and Margin
Operating profit increased $162 million for the second quarter of 2017 compared with 2016 ($136 million year-to-date), as operating margin increased 60 basis points to 14.3% (down 10 basis points to 12.8% year-to-date). Overall volume growth allowed us to better leverage our transportation network, resulting in better pick-up and delivery density supported by the deployment of ORION. Operating profit was also positively impacted by the net impact of fuel, as fuel surcharge rates declined at a slower pace than fuel prices, and due to changes to the calculation of fuel surcharge rates discussed previously.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
Average Daily Package Volume (in thousands):
Domestic	1,619	1,599	1.3%	1,648	1,558	5.8%
Export	1,294	1,159	11.6%	1,292	1,145	12.8%
Total Avg. Daily Package Volume	2,913	2,758	5.6%	2,940	2,703	8.8%
Average Revenue Per Piece:
Domestic	$5.99	$6.07	(1.3)%	$5.85	$5.99	(2.3)%
Export	29.22	31.36	(6.8)%	28.67	30.90	(7.2)%
Total Avg. Revenue Per Piece	$16.31	$16.70	(2.3)%	$15.88	$16.54	(4.0)%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Domestic	$621	$621	—%	$1,233	$1,195	3.2%
Export	2,420	2,326	4.0%	4,742	4,529	4.7%
Cargo and Other	122	130	(6.2)%	246	267	(7.9)%
Total Revenue	$3,163	$3,077	2.8%	$6,221	$5,991	3.8%
Operating Expenses (in millions)	$2,580	$2,464	4.7%	$5,109	$4,804	6.3%
Operating Profit (in millions)	$583	$613	(4.9)%	$1,112	$1,187	(6.3)%
Operating Margin	18.4%	19.9%		17.9%	19.8%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(170)			$(340)
Operating Expenses			56			107
Operating Profit			$(114)			$(233)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2017 compared with the corresponding period of 2016:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Net Revenue Change Drivers:
Second quarter 2017 vs. 2016	5.6%	(0.2)%	2.9%	(5.5)%	2.8%
Year-to-date 2017 vs. 2016	8.8%	(1.9)%	2.6%	(5.7)%	3.8%
Volume
Our overall average daily volume increased in the second quarter and year-to-date periods of 2017 compared with 2016 with growth across both export and domestic products. The growth was due to increased demand across a number of sectors, including retail, healthcare and industrial manufacturing. Additionally, business-to-consumer shipments showed strong growth rates.
Export volume in the second quarter and year-to-date periods of 2017 grew across all major trade lanes, mainly driven by our European and Asian operations. Europe and Asia export volume showed significant growth to all regions, particularly in the Asia-to-U.S., Asia-to-Americas, Europe-to-U.S. and Europe-to-Americas trade lanes. Export volume into the U.S. grew in all trade lanes, led by the Asia and Europe regions. Export volume growth was strong across all major products, with a continued shift towards our premium express products, such as our Worldwide Express services, which outpaced the growth in our standard products.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in domestic volume in the second quarter and year-to-date periods of 2017 was driven by solid volume growth in several key markets in Europe, including the U.K., Italy, France, Netherlands and Poland.
Rates and Product Mix
On December 26, 2016, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Foreign currency fluctuations had a significant unfavorable impact on revenue per piece for the second quarter and year-to-date periods of 2017 compared with 2016. Total average revenue per piece decreased 2.3% in the second quarter of 2017 (4.0% year-to-date), primarily due to a 540 basis point reduction from the impact of currency (550 basis point reduction year-to-date). Additionally, growth in shorter average trade lanes had a negative impact on revenue per piece during the second quarter of 2017 and year to date periods. These factors were partially offset by an increase in fuel surcharge revenue, as well as an increase in base rates and a shift in product mix, as the growth in higher yielding premium products continued to exceed the growth in our standard products.

Export revenue per piece decreased 6.8% in the second quarter of 2017 compared with 2016 (7.2% year-to-date), primarily due to a 510 basis point reduction from the impact of currency (530 basis point reduction year-to-date) and a shift in customer mix. Additionally, export revenue per piece was adversely impacted by shorter average trade lanes due to faster growth in intra-regional shipments. These factors were partially offset by an increase in base rates, higher fuel surcharges and double digit (revenue) growth of Worldwide Express products.
Domestic revenue per piece decreased 1.3% in the second quarter of 2017 compared with 2016 (2.3% year-to-date), primarily due to a 590 basis point reduction from the impact of currency (530 basis point reduction year-to-date). The currency impact was partially offset by an increase in base rates and higher fuel surcharges.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased $97 million for the second quarter of 2017 compared with 2016 ($168 million year-to-date), due to volume increases, higher fuel prices and pricing changes made to the fuel surcharge indices from a two month to a two week lag.
Operating Expenses
Overall operating expenses for the segment increased $116 million in the second quarter of 2017 ($305 million year-to-date) compared with 2016. This increase was driven by increased volumes and higher fuel prices, but was partially offset by currency fluctuations.
The costs of operating our international integrated air and ground network increased $124 million for the second quarter of 2017 compared with 2016 ($248 million year-to-date). The increase in network costs were largely driven by a 4.0% increase in aircraft block hours in the second quarter of 2017 (3.2% increase year-to-date) and higher fuel prices. Additionally, pick-up and delivery costs increased $54 million in the second quarter of 2017 compared with 2016 ($95 million year-to-date), largely due to increased volume.
The remaining change in operating expenses in the second quarter of 2017 compared with 2016 was largely due to an increase in the costs of package sorting and decreases in indirect operating cost.
Operating Profit and Margin
Operating profit decreased $30 million in the second quarter of 2017 compared with 2016 ($75 million year-to-date), while operating margin decreased 150 basis points to 18.4% (190 basis points to 17.9% year-to-date). Currency impacts of $114 million for the second quarter of 2017 ($233 million year-to-date) decreased operating profit due to volatility of both hedged and unhedged currencies.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
Freight LTL Statistics:
Revenue (in millions)	$652	$600	8.7%	$1,270	$1,164	9.1%
Revenue Per Hundredweight	$23.62	$23.47	0.6%	$23.60	$23.36	1.0%
Shipments (in thousands)	2,633	2,540	3.7%	5,150	4,956	3.9%
Shipments Per Day (in thousands)	41.1	39.7	3.7%	40.2	38.7	3.9%
Gross Weight Hauled (in millions of lbs)	2,762	2,556	8.1%	5,381	4,982	8.0%
Weight Per Shipment (in lbs)	1,049	1,006	4.3%	1,045	1,005	4.0%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Forwarding and Logistics	$1,893	$1,659	14.1%	$3,720	$3,245	14.6%
Freight	753	693	8.7%	1,462	1,349	8.4%
Other	196	185	6.0%	382	363	5.2%
Total Revenue	$2,842	$2,537	12.0%	$5,564	$4,957	12.2%
Operating Expenses (in millions):	$2,604	$2,345	11.0%	$5,147	$4,618	11.5%
Operating Profit (in millions):	$238	$192	24.0%	$417	$339	23.0%
Operating Margin	8.4%	7.6%		7.5%	6.8%
Currency Benefit / (Cost) – (in millions)*:			$			$
Revenue			$(14)			$(24)
Operating Expenses			14			23
Operating Profit			$—			$(1)
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
Revenue
Total revenue for the Supply Chain & Freight segment increased $305 million for the second quarter of 2017 ($607 million year-to-date) compared to 2016.
Forwarding and Logistics revenue increased $234 million in the second quarter of 2017 ($475 million year-to-date) compared with 2016, primarily due to tonnage increases in both international and North American air freight forwarding businesses, which were impacted by improving overall market demand. This was partially offset by lower sell rates and currency exchange rate movements. Revenue for our logistics products increased in the second quarter and year-to-date periods of 2017 compared with 2016, as we experienced growth in our mail services, retail and aerospace solutions; however this was partially offset by the adverse impact of currency exchange rates and declines among our high tech customers. Additionally, the Marken acquisition in 2016 and increased Coyote freight volume movement contributed to increased revenue.
UPS Freight revenue increased $60 million in the second quarter of 2017 ($113 million year-to-date), driven by increases in tonnage and shipments. These increases were impacted by an overall improvement in market demand and customer mix. LTL revenue per hundredweight increased slightly as LTL base rate increases, averaging 4.9%, took effect September 19, 2016. Additionally, effective June 26, 2017, LTL base rates increased by an additional 4.9% for certain shipments in the U.S., Canada and Mexico. Fuel surcharge revenue also increased $15 million in the second quarter ($34 million year-to-date), due to changes in overall LTL shipment volume and diesel fuel prices.
Revenue for the other businesses within Supply Chain & Freight increased $11 million ($19 million year-to-date) due to revenue growth from UPS Capital and UPS Customer Solutions, as well as service contracts with the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $259 million in the second quarter of 2017 ($529 million year-to-date) compared to 2016.
Forwarding and Logistics operating expenses increased $208 million for the second quarter of 2017 ($422 million year-to-date) compared with 2016, largely due to increased purchased transportation and the acquisition of Marken, partially offset by operating efficiencies, impacts of a second quarter $20 million favorable legal settlement and the impact of currency exchange rate movements. Purchased transportation expense increased $209 million in the second quarter of 2017 ($410 million year-to-date) compared to 2016, due to the acquisition of Marken, as well as increased Coyote freight movement and the resulting increased fuel surcharges passed to us from outside transportation providers. Increased tonnage and third party air carrier procurement rates in our international air freight forwarding business and increased volume and rates for mail services also contributed to purchased transportation expenses.
UPS Freight operating expenses increased $43 million for the second quarter of 2017 ($94 million year-to-date) compared to 2016. Total cost per LTL shipment increased 2.4% for the second quarter of 2017 (3.4% year-to-date) compared with 2016. The increase in operating expense was largely due to costs associated with operating our linehaul network ($29 million over the prior year quarter and $60 million year-to-date) and increases in pick-up and delivery costs ($13 million over the prior year quarter and $32 million year-to-date). The network costs and pick-up and delivery expenses were driven by higher fuel cost and higher expense for outside transportation carriers (largely due to LTL volume growth and fuel surcharges passed to us by outside carriers).
Operating expenses for the other businesses within Supply Chain & Freight increased $8 million in 2017 ($13 million year-to-date) compared with 2016.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $46 million in the second quarter of 2017 ($78 million year-to-date) compared with 2016.
Operating profit for the Forwarding and Logistics units increased $26 million in the second quarter of 2017 ($53 million year-to-date) compared with 2016. Operating profit and margins for the North American air freight business improved due to tonnage growth and widening of the spreads between the rates we charge our customers and the rates we procure capacity from third party air carriers. Operating profit and margins in our international air freight forwarding business remained flat. Ocean freight profitability was flat as lower shipment volume and margin compression due to over capacity were offset by operating expense reductions. Operating profit for the logistics units improved from 2017 compared to 2016, due to strong performance in the U.S. as well as within our mail services.
UPS Freight operating profit increased $17 million in the second quarter of 2017 ($19 million year-to-date) compared with 2016, due to increased volume, tonnage and pricing, partially offset by increased purchased transportation costs.
The combined operating profit for all of our other businesses in this segment increased $3 million in 2017 ($6 million year-to-date) compared to 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
Operating Expenses (in millions):
Compensation and Benefits	$8,105	$7,738	4.7%	$16,236	$15,591	4.1%
Repairs and Maintenance	392	383	2.3%	782	764	2.4%
Depreciation and Amortization	562	555	1.3%	1,116	1,107	0.8%
Purchased Transportation	2,443	2,070	18.0%	4,809	4,094	17.5%
Fuel	616	505	22.0%	1,237	939	31.7%
Other Occupancy	264	245	7.8%	563	514	9.5%
Other Expenses	1,152	1,095	5.2%	2,322	2,177	6.7%
Total Operating Expenses	$13,534	$12,591	7.5%	$27,065	$25,186	7.5%

Currency (Benefit) / Cost - (in millions)*			$(70)			$(130)
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Employee payroll costs increased $278 million for the second quarter of 2017 ($421 million year-to-date) compared with 2016 largely due to higher U.S. domestic hourly and management compensation costs. Total compensation costs increased 5.9% for the second quarter 2017 (4.4% year-to-date), while consolidated average daily volume growth was 5.0% (4.5% year-to-date). U.S. domestic compensation costs for hourly employees increased largely due to contractual union wage increases, headcount increases and a 6.5% increase in average daily union labor hours (4.4% year-to-date). Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce.
Benefits expense increased $89 million for the second quarter of 2017 ($224 million year-to-date) compared with 2016 primarily due to the following factors:

•
Health and welfare costs increased $59 million for the second quarter ($114 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension expense increased $16 million for the second quarter ($24 million year-to-date), primarily due to additional expense for multiemployer pension plans, which were impacted by contractual contribution rate increases and an overall increase in the size of the workforce. These increases were mostly offset by a decrease in cost from asset earnings on discretionary contributions to company sponsored plans and a favorable mortality assumption change, net of higher costs due to lower discount rates.

•
Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $49 million for the second quarter ($110 million year-to-date), due to salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense decreased $35 million in the second quarter ($24 million year-to-date), as we experienced a more favorable quarterly actuarial adjustment. This decrease was partially offset by increases in work hours, medical trends and wage increases. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The $9 million increase in repairs and maintenance expense for the second quarter of 2017 ($18 million year-to-date) compared with 2016 was primarily due to routine repairs to buildings and facilities.
Depreciation and Amortization
Depreciation and amortization expense increased $7 million in the second quarter of 2017 ($9 million year-to-date)compared with 2016, primarily due to the following factors: (1) depreciation expense on vehicles increased due to the replacement of older, fully-depreciated vehicles, technology upgrades on new vehicles and an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations, (2) depreciation expense for buildings and facilities due to facility automation and capacity expansion projects and (3) amortization expense of intangible assets acquired from Marken. These factors were largely offset by a decrease in amortization expense related to longer lived internally developed capitalized software.
Purchased Transportation
The $373 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the second quarter of 2017 ($715 million year-to-date) compared with 2016 was primarily driven by the following factors:

•
Expense for our Forwarding and Logistics businesses increased $209 million in the second quarter ($410 million year-to-date), primarily due to increased Coyote freight loads per day and the resulting increased fuel surcharges passed to us from outside transportation providers; increased volume and rates for mail services and international air freight forwarding. Additionally, purchased transportation expense increased due to the acquisition of Marken in December 2016.

•
International Package expense increased $33 million in the second quarter ($82 million year-to-date), primarily due to the increased usage of third party carriers (higher volume) and higher fuel surcharges passed to us from outside transportation providers. These items were partially offset by the impact of currency exchange rate movements.

•
Expense for our U.S. Domestic Package segment increased $83 million for the second quarter ($141 million year-to-date), primarily due to increased volume, rates and higher fuel surcharges passed to us from outside contract carriers.

•
Expense for our UPS Freight business increased $36 million in the second quarter ($62 million year-to-date), due to an increase in LTL shipments and higher fuel surcharges passed to us from outside transportation providers.

Fuel
The $111 million increase in fuel expense for the second quarter of 2017 ($298 million year-to-date) compared with 2016 was primarily due to higher jet fuel, diesel and unleaded gasoline prices, which increased fuel expense by $71 million ($234 million year-to-date). Additionally, increased alternative fuel costs and increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic Package delivery miles driven, increased expense by $47 million in the second quarter of 2017 ($74 million year-to-date). These increases were partially offset by increased fuel efficiency.
Other Occupancy
Other occupancy expense increased $19 million in the second quarter of 2017 ($49 million year-to-date) as compared to 2016 primarily due to an increase in utility costs and the expansion in the number of facilities.
Other Expenses
The $57 million increase in other expense in the second quarter of 2017 ($145 million year-to-date) compared with 2016 was attributable to a number of factors:

•	Transportation equipment rental expense increased by $12 million in the second quarter of 2017 ($17 million year-to-date) and was affected by the growth in package volume.

•
Automotive liability insurance expense increased by $26 million in the second quarter of 2017 ($31 million year-to-date) largely due to more miles driven, medical rate trends and unfavorable severity experience trends.

•
We also incurred increases in several other expense categories, including bad debt expense, professional service fees, advertising and maintenance agreements, slightly offset by the impacts from a favorable legal settlement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
(in millions)
Investment income and other	$14	$8	75.0%	$29	$25	16.0%
Interest expense	$(111)	$(94)	18.1%	$(213)	$(187)	13.9%
Investment Income and Other
The growth in investment income and other for the second quarter and year-to-date periods of 2017, as compared to 2016, was primarily due to a decrease in losses from fair value adjustments on real estate partnerships and higher yields on invested assets, offset by foreign currency exchange rate movements.
Interest Expense
Interest expense increased in the second quarter and year-to-date periods of 2017, as compared to 2016, primarily due to an increase in average outstanding commercial paper balances, an increase in long-term debt and higher effective interest rates on senior notes.
Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
(in millions)
Income Tax Expense	$735	$683	7.6%	$1,274	$1,299	(1.9)%
Effective Tax Rate	34.7%	35.0%		33.4%	35.1%
Our effective tax rate decreased to 34.7% in the second quarter of 2017 from 35.0% in the same period of 2016 (33.4% year-to-date in 2017 compared to 35.1% in the same period of 2016). In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense, which resulted in discrete tax benefits for the three months ended June 30, 2017 of $7 million ($62 million year-to-date) and reduced our second quarter effective tax rate by 0.3% (1.6% year-to-date). See note 2 and note 14 to the unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Six Months Ended June 30,
	2017	2016
Net income	$2,542	$2,400
Non-cash operating activities (a)	2,071	1,829
Pension and postretirement benefit contributions (UPS-sponsored plans)	(2,530)	(89)
Hedge margin receivables and payables	(456)	136
Income tax receivables and payables	336	45
Changes in working capital and other non-current assets and liabilities	690	364
Other operating activities	(32)	8
Net cash from operating activities	$2,621	$4,693
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Net cash from operating activities decreased $2.072 billion in the second quarter of 2017 compared with 2016, largely due to higher pension and postretirement benefit contributions and reduced receipts of hedge margin collateral from counterparties. We made discretionary contributions to our three primary company-sponsored U.S. pension plans totaling $2.446 billion year-to-date 2017, with no comparable payment in 2016. The net hedge margin collateral received from derivative counterparties decreased by $592 million in 2017 relative to 2016, due to settlements and decreased net fair value asset positions of the derivative contracts used in our currency and interest rate hedging programs. These items were partially offset by $142 million higher net income, $326 million improvements in our working capital position and $291 million increase in net cash tax receipts. The improvement in our working capital position in 2017 was primarily driven by favorable changes in the timing of cash receipts and payments. Net cash receipts for income taxes increased in 2017 compared with 2016 and were impacted by the receipt of refunds and timing of estimated tax payments relative to changes in estimates for the underlying tax liabilities.
As of June 30, 2017, our worldwide holdings of cash, cash equivalents and marketable securities were $4.604 billion, of which $2.293 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that international profits represent previously untaxed earnings, cash, cash equivalents and marketable securities held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2017	2016
Net cash used in investing activities	$(2,027)	$(1,794)

Capital Expenditures:
Buildings and facilities	$(1,083)	$(473)
Aircraft and parts	(332)	(14)
Vehicles	(329)	(282)
Information technology	(265)	(194)
	$(2,009)	$(963)

Capital Expenditures as a % of Revenue	(6.5)%	(3.3)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$14	$11
Net (increase) decrease in finance receivables	$(16)	$(13)
Net (purchases), sales and maturities of marketable securities	$27	$(791)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(57)	$(3)
Other investing activities	$14	$(35)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Capital spending on buildings and facilities increased in the first six months of 2017 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Capital spending on aircraft increased in 2017 compared to 2016, due to contract deposits on open aircraft orders on 14 new Boeing 747-8F cargo aircraft and three previously owned Boeing 767-300 cargo aircraft, with scheduled deliveries starting in 2017. Capital spending on information technology increased in the first six months of 2017 compared to the corresponding period of 2016, largely due to the timing of purchases of hardware and capitalized software projects. Capital spending on vehicles increased in the first six months of 2017 in our U.S. and international package businesses, largely due to the timing of vehicle replacements.
Future capital spending will depend on a variety of factors, including economic and industry conditions. We anticipate that our capital expenditures for 2017 will be approximately $4.1 to $4.6 billion, which includes planned purchase deposits for aircraft on order.
The net change in finance receivables was primarily due to growth in our cargo finance products offset by loan principal paydowns in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions during the first six months of 2017 compared to 2016 was related to our acquisition of Freightex Ltd (2017), Nightline (2017) and area franchise rights related to The UPS Store (2016). Other investing activities are impacted by changes in our non-current investments and restricted cash balances, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2017	2016
Net cash used in financing activities	$(556)	$(2,584)
Share Repurchases:
Cash expended for shares repurchased	$(898)	$(1,329)
Number of shares repurchased	8.4	13.3
Shares outstanding at period end	865	879
Percent reduction in shares outstanding	(0.3)%	(0.8)%
Dividends:
Dividends declared per share	$1.66	$1.56
Cash expended for dividend payments	$(1,389)	$(1,327)
Borrowings:
Net borrowings of debt principal	$1,785	$(25)
Other Financing Activities:
Cash received for common stock issuances	$132	$147
Other financing activities	$(186)	$(50)
Capitalization:
Total debt outstanding at period end	$18,074	$14,366
Total shareowners’ equity at period end	1,274	2,650
Total capitalization	$19,348	$17,016
Debt to Total Capitalization %	93.4%	84.4%
We repurchased a total of 8.4 million shares of class A and class B common stock for $901 million in the first six months of 2017, and 13.1 million shares for $1.330 billion in the first six months of 2016 ($898 million and $1.329 billion in repurchases for 2017 and 2016, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases).
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date. As of June 30, 2017, we had $5.253 billion of this share repurchase authorization available.
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
Issuance of debt in the first six months of 2017 consisted of fixed rate senior notes of $600 million, Canadian dollar denominated fixed rate senior notes of C$750 million ($547 million) and floating rate senior notes of $400 million in May 2017 and $147 million in March 2017. Repayments of debt in the first six months of 2017 and 2016 consisted primarily of commercial paper. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have classified our 5.50% senior notes due January 2018 with a principal balance $750 million, as a long-term liability, based on our intent and ability as of June 30, 2017 to refinance the debt. We have also classified certain floating rate senior notes that are putable by the note holders as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
As of June 30, 2017, our commercial paper programs had $3.383 billion outstanding, which includes $2.299 billion and €951 million ($1.084 billion). The average balance of our U.S. dollar denominated commercial paper was $2.465 billion and the average interest rate paid was 0.73% during the six months ended June 30, 2017. The average balance of our euro denominated commercial paper was €806 million ($919 million) and the average interest rate was -0.38% during the six months ended June 30, 2017. The amount of commercial paper outstanding fluctuates throughout the year based on liquidity needs.
The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first six months of 2017 and 2016.
The cash outflows in other financing activities were impacted by several factors. Cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $52 and $104 million during the first six months of 2017 and 2016, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $232 and $169 million during the first six months of 2017 and 2016, respectively.
Sources of Credit
See note 8 to the unaudited consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2016 other than as described below.
We have contractual obligations and commitments for the purchase of aircraft, vehicles, technology equipment and building and leasehold improvements. New purchase commitments will provide additional capacity for increased demand for our air and ground network, hub automation and other expansion projects. Including these additional obligations, the expected cash outflow to satisfy our total purchase commitments is as follows (in millions): 2017 (remaining) - $1,562; 2018 - $1,851; 2019 - $744; 2020 - $253; 2021 - $45; and thereafter - $24.
Pension fundings represent voluntary contributions of $2.446 billion to our qualified U.S. pension plans which were made in the first half of 2017. There are no anticipated required minimum cash contributions to our qualified U.S. pension plans (these plans are discussed further in note 6 to the consolidated financial statements).
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
Rate Adjustments
On June 19, 2017, we announced a new peak charge applicable during selected weeks in November and December 2017 for U.S. Residential, Large Packages and packages Over Maximum Limits. The new charge is designed to enable UPS to continue to offset some of the additional expenses incurred during significant volume surges.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2017	December 31, 2016
Currency Derivatives	$(38)	$302
Interest Rate Derivatives	123	150
Investment Market Price Derivatives	(1)	(10)
	$84	$442
Our market risks, hedging strategies and financial instrument positions at June 30, 2017 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. In 2016, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Japanese Yen, Mexican Peso, Singapore Dollar and Indian Rupee, as well as terminated forwards that expired during the first six months of 2017. We entered into several foreign currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated currency option positions that expired during the first six months of 2017. We entered into new forwards to manage the market value fluctuations of certain investments in marketable securities, as well as terminated forwards that expired during the first six months of 2017. The remaining fair value changes between December 31, 2016 and June 30, 2017 in the preceding table are primarily due to interest rate, foreign currency exchange rate and market price changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $138 million and were required to post $19 million in cash collateral with our counterparties as of June 30, 2017.
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
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) A summary of our repurchases of our class A and class B common stock during the second quarter of 2017 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2017	1.3	$106.17	1.2	$5,575
May 1 – May 31, 2017	1.6	105.71	1.5	$5,415
June 1 – June 30, 2017	1.5	109.06	1.5	$5,253
Total April 1 – June 30, 2017	4.4	$107.02	4.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
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

Item 6.	Exhibits
The following exhibits are either incorporated by reference into this report or filed with this report as indicated below.

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of Note for Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 31, 2017).

4.2	—	Form of Note for Floating Rate Senior Notes due May 16, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2017).

4.3	—	Form of Note 2.350% Senior Noted due May 16, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 16, 2017).

4.4	—	Form of Note for 2.125% Senior Notes due May 21, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 18, 2017).

10.1	—	Amended and Restated UPS 401(k) Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2017).

10.2	—	Amendment Four to the Amended and Restated UPS Retirement Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 27, 2017).

10.3	—	Amended and Restated UPS Restoration Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 27, 2017).

10.4	—	Amendment One to the UPS Excess Coordinating Benefit Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 27, 2017).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 12 in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	—
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 3, 2017	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)