Form 10-Q
period 2017-09-30
UNITED PARCEL SERVICE INC
filed 2017-11-02
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐ Emerging growth company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
There were 174,673,900 Class A shares, and 687,057,463 Class B shares, with a par value of $0.01 per share, outstanding at October 24, 2017.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally, changes to which can impact our business; increased security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruption of our business from natural or man made disasters including terrorism; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2016 or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2017 (unaudited) and December 31, 2016
(In millions)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,418	$3,476
Marketable securities	1,043	1,091
Accounts receivable, net	6,937	7,695
Other current assets	1,512	1,587
Total Current Assets	12,910	13,849
Property, Plant and Equipment, Net	20,988	18,800
Goodwill	3,838	3,757
Intangible Assets, Net	1,897	1,758
Non-Current Investments and Restricted Cash	481	476
Deferred Income Tax Assets	318	591
Other Non-Current Assets	924	1,146
Total Assets	$41,356	$40,377
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$4,555	$3,681
Accounts payable	2,808	3,042
Accrued wages and withholdings	2,439	2,317
Hedge margin liabilities	48	575
Self-insurance reserves	713	670
Accrued group welfare and retirement plan contributions	640	598
Other current liabilities	964	847
Total Current Liabilities	12,167	11,730
Long-Term Debt	14,355	12,394
Pension and Postretirement Benefit Obligations	10,075	12,694
Deferred Income Tax Liabilities	75	112
Self-Insurance Reserves	1,740	1,794
Other Non-Current Liabilities	1,405	1,224
Shareowners’ Equity:
Class A common stock (176 and 180 shares issued in 2017 and 2016, respectively)	2	2
Class B common stock (687 and 689 shares issued in 2017 and 2016, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	5,724	4,879
Accumulated other comprehensive loss	(4,224)	(4,483)
Deferred compensation obligations	37	45
Less: Treasury stock (1 share in 2017 and 2016)	(37)	(45)
Total Equity for Controlling Interests	1,509	405
Noncontrolling Interests	30	24
Total Shareowners’ Equity	1,539	429
Total Liabilities and Shareowners’ Equity	$41,356	$40,377

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$15,978	$14,928	$47,043	$43,975
Operating Expenses:
Compensation and benefits	8,221	7,857	24,457	23,448
Repairs and maintenance	398	386	1,180	1,150
Depreciation and amortization	572	554	1,688	1,661
Purchased transportation	2,652	2,212	7,461	6,306
Fuel	636	541	1,873	1,480
Other occupancy	282	248	845	762
Other expenses	1,182	1,096	3,504	3,273
Total Operating Expenses	13,943	12,894	41,008	38,080
Operating Profit	2,035	2,034	6,035	5,895
Other Income and (Expense):
Investment income and other	20	13	49	38
Interest expense	(111)	(94)	(324)	(281)
Total Other Income and (Expense)	(91)	(81)	(275)	(243)
Income Before Income Taxes	1,944	1,953	5,760	5,652
Income Tax Expense	680	683	1,954	1,982
Net Income	$1,264	$1,270	$3,806	$3,670
Basic Earnings Per Share	$1.45	$1.44	$4.36	$4.15
Diluted Earnings Per Share	$1.45	$1.44	$4.34	$4.13

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$1,264	$1,270	$3,806	$3,670
Change in foreign currency translation adjustment, net of tax	32	(7)	86	(12)
Change in unrealized gain (loss) on marketable securities, net of tax	—	(1)	1	4
Change in unrealized gain (loss) on cash flow hedges, net of tax	(86)	(64)	(278)	(183)
Change in unrecognized pension and postretirement benefit costs, net of tax	32	27	450	80
Comprehensive Income	$1,242	$1,225	$4,065	$3,559

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$3,806	$3,670
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,688	1,661
Pension and postretirement benefit expense	651	804
Pension and postretirement benefit contributions	(2,585)	(1,298)
Self-insurance reserves	(17)	(38)
Deferred tax (benefit) expense	295	(150)
Stock compensation expense	463	471
Other (gains) losses	(21)	(165)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	818	782
Other current assets	185	370
Accounts payable	(411)	(276)
Accrued wages and withholdings	117	46
Other current liabilities	(580)	(491)
Other operating activities	9	(23)
Net cash from operating activities	4,418	5,363
Cash Flows From Investing Activities:
Capital expenditures	(3,708)	(1,837)
Proceeds from disposals of property, plant and equipment	18	76
Purchases of marketable securities	(1,468)	(4,250)
Sales and maturities of marketable securities	1,582	4,038
Net (increase) decrease in finance receivables	(1)	4
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(61)	(3)
Other investing activities	20	(55)
Net cash used in investing activities	(3,618)	(2,027)
Cash Flows From Financing Activities:
Net change in short-term debt	(354)	(689)
Proceeds from long-term borrowings	5,328	4,018
Repayments of long-term borrowings	(2,450)	(2,323)
Purchases of common stock	(1,346)	(2,007)
Issuances of common stock	177	196
Dividends	(2,085)	(1,987)
Other financing activities	(184)	11
Net cash used in financing activities	(914)	(2,781)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	56	14
Net Increase (Decrease) in Cash and Cash Equivalents	(58)	569
Cash and Cash Equivalents:
Beginning of period	3,476	2,730
End of period	$3,418	$3,299

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2017. The fair values of our investment securities are disclosed in note 4, our recognized multiemployer pension withdrawal liabilities in note 6, our short and long-term debt in note 8 and our derivative instruments in note 13. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
Workers’ compensation, automobile liability and general liability insurance claims may take several years to completely settle. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve the claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in healthcare costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Changes in state legislation with respect to workers' compensation can affect the adequacy of our self-insurance accruals. All of these factors can result in revisions to prior actuarial projections and produce a material difference between estimated and actual operating results. Prior to 2017, outside actuarial studies were performed semi-annually and we used the studies to estimate the liability in intervening quarters. Beginning in 2017, outside actuarial studies are now performed quarterly as we believe this provides us with better quarterly estimates of our outstanding workers' compensation liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that simplified the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statements of consolidated cash flows. This update also made several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. This new guidance became effective for us in the first quarter of 2017 and we adopted the statements of consolidated cash flows presentation on a prospective basis. The impact to income tax expense in the statements of consolidated income was a benefit of $62 million for the nine months ended September 30, 2017. There was no significant impact related to the adoption of the new accounting standard in the third quarter of 2017. Additionally, we have elected to continue estimating forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In August 2017, the FASB issued an accounting standards update to enhance recognition of the economic results of hedging activities in the financial statements. In addition, this update makes certain targeted improvements to simplify the application of the hedge accounting guidance and increase transparency regarding the scope and results of its hedging activities. The guidance will generally be applied prospectively and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued an accounting standards update to provide clarity and reduce complexity on when to apply modification accounting to existing share-based payment awards. The guidance will generally be applied prospectively and becomes effective for us in the first quarter of 2018, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.
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
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires employers to report the current service cost component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented separately from service cost and outside of income from operations. In accordance with the update, only the service cost component will be eligible for capitalization. The guidance in this update should be applied retrospectively for the presentation of service cost and other components of net benefit cost, and prospectively for the capitalization of the service cost component in assets, and becomes effective for us in the first quarter of 2018. As a result of this update, the net amount of interest cost, prior service cost and expected return on plan assets will be presented as other income. For the three months ended September 30, 2017 and 2016, non-service cost components amounted to a $216 and $105 million benefit ($575 and $313 million for the nine months ended September 30, 2017 and 2016), respectively, which was recognized in "Compensation and benefits" on the statements of consolidated income. After adoption, the non-service cost components will be recognized in "Other Income and (Expense)" on the statements of consolidated income.

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
In November 2016, the FASB issued an accounting standards update that is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The update should be applied retrospectively and becomes effective for us in the first quarter of 2018, but early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on our statements of consolidated cash flows. As of September 30, 2017 and December 31, 2016, we classified $123 and $310 million in restricted cash on our consolidated balance sheets in "non-current investments and restricted cash", respectively.
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
In May 2014, the FASB issued an accounting standards update that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner depicting the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. We are planning to adopt the standard on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard. We expect to adopt the standard using a full retrospective approach. We are currently evaluating this standard and the related updates, including the impact of adoption on policies, practices and systems.
At this stage in our evaluation, we have determined that revenue recognition will be accelerated for the transportation businesses as the standard requires revenue to be recognized as control is transferred to the customer over time rather than upon delivery. We are currently quantifying the impact of this change to the statements of consolidated income but do not expect it to be material.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition to completing our review of contracts and quantifying the impacts on the consolidated financial statements, we are currently analyzing our internal control over financial reporting framework to determine if controls should be added or modified as a result of adopting this standard. In addition, we are currently reviewing the impacts of this standard on our footnote disclosures for periods subsequent to January 1, 2018. At this stage in our review of the disclosure requirements, we expect that the adoption of this standard will result in several additional disclosures, including but not limited to additional information around our performance obligations, the timing of revenue recognition, remaining performance obligations at period end, contract assets and liabilities, and significant judgments made that impact the amount and timing of revenue from our contracts with customers.
Other accounting pronouncements issued, but not effective until after September 30, 2017, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2017 and 2016 are as follows:

	2017	2016
Risk-free interest rate	1.46%	1.00%
Expected volatility	16.59%	16.46%
Weighted-average fair value of units granted	$119.29	$136.18
Share payout	113.55%	129.08%
There is no expected dividend yield as units earn dividend equivalents.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options
During the first quarter of 2017, we granted non-qualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death, disability, or retirement, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2017, we granted 0.3 million stock options at a grant price of $106.87, which is based on the closing New York Stock Exchange price on March 1, 2017. In the first and third quarter of 2016, we granted 0.2 and 0.1 million stock options at a grant price of $98.77 and $106.86, respectively. The grant price was based on the closing New York Stock Exchange price on March 2, 2016 and September 16, 2016, respectively.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options granted in 2017 and 2016 are as follows:

	2017	2016
Expected dividend yield	2.89%	2.95%
Risk-free interest rate	2.15%	1.62%
Expected life (in years)	7.5	7.5
Expected volatility	17.81%	22.40%
Weighted-average fair value of options granted	$14.70	$16.46

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended September 30, 2017 and 2016 was $118 and $125 million, respectively. Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the nine months ended September 30, 2017 and 2016 was $463 and $471 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2017 and December 31, 2016 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2017:
Current trading marketable securities:
Corporate debt securities	$159	$—	$—	$159
Carbon credit investments (1)	241	46	—	287
Total trading marketable securities	$400	$46	$—	$446

Current available-for-sale securities:
U.S. government and agency debt securities	$286	$—	$(1)	$285
Mortgage and asset-backed debt securities	90	—	—	90
Corporate debt securities	210	1	—	211
U.S. state and local municipal debt securities	—	—	—	—
Equity securities	2	—	—	2
Non-U.S. government debt securities	9	—	—	9
Total available-for-sale marketable securities	$597	$1	$(1)	$597

Total current marketable securities	$997	$47	$(1)	$1,043

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2016:
Current trading marketable securities:
Corporate debt securities	$427	$—	$—	$427
Carbon credit investments (1)	80	10	—	90
Total trading marketable securities	$507	$10	$—	$517

Current available-for-sale securities:
U.S. government and agency debt securities	$314	$—	$(2)	$312
Mortgage and asset-backed debt securities	90	1	—	91
Corporate debt securities	167	—	(1)	166
Equity securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	$576	$1	$(3)	$574

Total current marketable securities	$1,083	$11	$(3)	$1,091
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 13 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of September 30, 2017. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2017, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$218	$218
Due after one year through three years	443	442
Due after three years through five years	18	18
Due after five years	75	76
	754	754
Equity and carbon credit investments	243	289
	$997	$1,043
Non-Current Investments and Restricted Cash
Non-current investments and restricted cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities. Collateral provided is reflected in "Other investing activities" in the statements of consolidated cash flows. At September 30, 2017 and December 31, 2016, we had $448 and $445 million in self-insurance investments and restricted cash, respectively.
We held a $19 and $18 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at September 30, 2017 and December 31, 2016, respectively. The quarterly change in investment fair value is recognized in "Investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $14 and $13 million as of September 30, 2017 and December 31, 2016, respectively.
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other non-current investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.78% and 8.06% as of September 30, 2017 and December 31, 2016, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2017:
Marketable Securities:
U.S. government and agency debt securities	$285	$—	$—	$285
Mortgage and asset-backed debt securities	—	90	—	90
Corporate debt securities	21	349	—	370
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	9	—	9
Carbon credit investments	287	—	—	287
Total marketable securities	593	450	—	1,043
Other non-current investments	19	—	8	27
Total	$612	$450	$8	$1,070

December 31, 2016:
Marketable Securities:
U.S. government and agency debt securities	$312	$—	$—	$312
Mortgage and asset-backed debt securities	—	91	—	91
Corporate debt securities	—	593	—	593
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Carbon credit investments	90	—	—	90
Total marketable securities	402	689	—	1,091
Other non-current investments	18	—	13	31
Total	$420	$689	$13	$1,122

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended September 30, 2017 and 2016 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on July 1, 2017	$—	$9	$9
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(1)	(1)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2017	$—	$8	$8

	Marketable Securities	Other Non-Current Investments	Total
Balance on July 1, 2016	$—	$22	$22
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(4)	(4)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2016	$—	$18	$18

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2017 and 2016 (in millions):

	Marketable Securities	Other Investments	Total
Balance on January 1, 2017	$—	13	13
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(5)	(5)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2017	$—	$8	$8

	Marketable Securities	Other Investments	Total
Balance on January 1, 2016	$—	32	32
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(14)	(14)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on September 30, 2016	$—	$18	$18
There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2017 and December 31, 2016 consist of the following (in millions):

	2017	2016
Vehicles	$9,124	$8,638
Aircraft	15,708	15,653
Land	1,568	1,397
Buildings	3,789	3,439
Building and leasehold improvements	3,796	3,612
Plant equipment	8,850	8,430
Technology equipment	1,858	1,741
Equipment under operating leases	29	29
Construction-in-progress	2,482	735
	47,204	43,674
Less: Accumulated depreciation and amortization	(26,216)	(24,874)
	$20,988	$18,800

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three and nine months ended September 30, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2017 and 2016 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2017	2016	2017	2016	2017	2016
Three Months Ended September 30:
Service cost	$382	$353	$7	$7	$15	$12
Interest cost	445	457	28	32	10	10
Expected return on assets	(730)	(629)	(2)	(2)	(17)	(15)
Amortization of prior service cost	48	41	1	1	1	—
Net periodic benefit cost	$145	$222	$34	$38	$9	$7

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2017	2016	2017	2016	2017	2016
Nine Months Ended September 30:
Service cost	$1,161	$1,059	$21	$21	$44	$37
Interest cost	1,369	1,371	84	92	30	31
Expected return on assets	(2,154)	(1,887)	(5)	(4)	(49)	(44)
Amortization of prior service cost	144	125	5	3	1	—
Net periodic benefit cost	$520	$668	$105	$112	$26	$24
During the first nine months of 2017, we contributed $2.359 billion and $226 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute $18 and $15 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
Plan Amendments and Curtailments
The UPS Retirement Plan was closed to new non-union participants effective July 1, 2016. In the quarter ended June 30, 2017, we amended the UPS Retirement Plan and the UPS Excess Coordinating Benefit Plan (single-employer defined benefit pension plans sponsored by UPS) to cease accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023. We remeasured plan assets and pension benefit obligations for the affected pension plans as of June 30, 2017, resulting in a net actuarial gain of $569 million. This reflected a curtailment gain of $1.525 billion resulting from the benefit plan changes that was partially offset by net actuarial losses of $956 million, driven by a reduction of approximately 32 basis points in the discount rate compared to December 31, 2016, offset by actual assets returns approximately 275 basis points above our expected return as of the remeasurement date. The net curtailment gain reduced the actuarial loss recorded in "Accumulated other comprehensive loss" in the equity section of the consolidated balance sheet. As actuarial losses were within the corridor (defined as 10% of the greater of the fair value of plan assets and the plan's projected benefit obligation), there was no impact to the statement of consolidated income for the quarter ended June 30, 2017.
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
As of September 30, 2017 and December 31, 2016 we had $861 and $866 million, respectively, recorded in "Other Non-Current Liabilities," as well as $7 and $6 million as of September 30, 2017 and December 31, 2016, respectively, recorded in "Other current liabilities," on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 45 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2017 and December 31, 2016 was $891 and $861 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2017 and December 31, 2016 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2016:	$715	$407	$2,635	$3,757
Acquired	—	18	25	43
Currency / Other	—	14	24	38
September 30, 2017:	$715	$439	$2,684	$3,838
The goodwill acquired in the Supply Chain & Freight segment was predominately related to our January 2017 acquisition of Freightex Ltd. ("Freightex"), a U.K.-based asset-light provider of truckload, less-than truckload and specialized over-the-road services. The acquisition of Freightex was paid for with cash from operations. The acquisition of Freightex was not material to our consolidated financial position or results of operations. The remaining goodwill acquired in the Supply Chain & Freight segment was related to other, smaller acquisitions immaterial to our consolidated financial position or results of operations.
The goodwill acquired in the International Package segment was related to our June 2017 acquisition of Eirpost Group Unlimited Company ("Nightline"), an Ireland-based express delivery and logistics company. The acquisition of Nightline was paid for with cash from operations. The acquisition of Nightline was not material to our consolidated financial position or results of operations.
In December 2016, we acquired Maze 1 Limited ("Marken"), a global provider of supply chain solutions to the life sciences industry and leader in clinical trials material storage and distribution, for approximately $570 million. As of September 30, 2017, we had no material changes to our estimated fair values of assets acquired and liabilities assumed. The financial results of Marken are included in the Supply Chain & Freight segment from the date of acquisition and were not material to our results of operations.
The estimates of the fair value of assets acquired and liabilities assumed are subject to change based on the completion of purchase accounting. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition.
The remaining change in goodwill for both the International Package and Supply Chain & Freight segments was due to immaterial purchase accounting adjustments and the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Goodwill Impairment and Annual Assessment Date Change
During the third quarter of 2017, we changed the measurement date of our annual goodwill impairment test from October 1st to July 1st. This change better aligns the timing of the goodwill impairment test with our long-term business planning process. The change was not material to our consolidated financial statements as it did not result in the delay, acceleration or avoidance of an impairment charge.
We completed our annual goodwill impairment valuation for all reporting units and indefinite lived intangible assets as of July 1, 2017, and determined that goodwill is not impaired. We will continue to monitor each reporting unit for triggering events that might require an update to our annual impairment evaluation between the annual assessment date and December 31, 2017. There were no triggering events identified during the third quarter of 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of September 30, 2017 and December 31, 2016 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2017:
Capitalized software	$3,192	$(2,269)	$923
Licenses	165	(71)	94
Franchise rights	128	(95)	33
Customer relationships	751	(141)	610
Trade name	200	—	200
Trademarks, patents and other	72	(35)	37
Total Intangible Assets, Net	$4,508	$(2,611)	$1,897
December 31, 2016:
Capitalized software	$2,933	$(2,157)	$776
Licenses	131	(70)	61
Franchise rights	128	(90)	38
Customer relationships	724	(85)	639
Trade name	200	—	200
Trademarks, patents and other	67	(23)	44
Total Intangible Assets, Net	$4,183	$(2,425)	$1,758

As of September 30, 2017, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $5 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2017 and December 31, 2016 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2017	2016
Commercial paper	$4,120	2017-2018	$4,120	$3,250
Fixed-rate senior notes:
1.125% senior notes	375	2017	375	374
5.50% senior notes	750	2018	755	769
5.125% senior notes	1,000	2019	1,027	1,043
3.125% senior notes	1,500	2021	1,567	1,584
2.40% senior notes	500	2026	497	497
2.45% senior notes	1,000	2022	989	986
2.35% senior notes	600	2022	596	—
6.20% senior notes	1,500	2038	1,482	1,481
4.875% senior notes	500	2040	489	489
3.625% senior notes	375	2042	368	367
3.40% senior notes	500	2046	491	491
Floating rate senior notes	400	2022	398	—
8.375% Debentures:
8.375% debentures	424	2020	453	461
8.375% debentures	276	2030	282	282
Pound Sterling notes:
5.50% notes	89	2031	84	76
5.125% notes	609	2050	582	535
Euro senior notes:
1.625% notes	827	2025	822	732
1.00% notes	591	2028	587	523
Floating rate senior notes	591	2020	589	525
Canadian senior notes:
2.125% notes	603	2024	600	—
Floating rate senior notes	979	2049-2067	969	824
Capital lease obligations	450	2017-3005	450	447
Facility notes and bonds	320	2029-2045	320	319
Other debt	18	2017-2022	18	20
Total debt	$18,897		18,910	16,075
Less: Current maturities			(4,555)	(3,681)
Long-term debt			$14,355	$12,394
Debt Classification
We have classified our 5.50% senior notes due January 2018 with a principal balance of $750 million as a long-term liability, based on our intent and ability to refinance the debt as of September 30, 2017. We have also classified certain floating rate senior notes that are putable by the note holders as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.

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
On May 16, 2017 we issued U.S. senior rate notes. These senior notes consist of two separate series, as follows:

•
Two series of notes, in the principle amounts of $600 and $400 million, were issued. These notes bear interest at a 2.35% fixed rate and at a three-month LIBOR plus 38 basis points, respectively, and mature May 2022. Interest on the fixed rate senior notes will be paid semi-annually, beginning November 2017. Interest on the floating rate senior notes will be paid quarterly beginning August 2017. The 2.35% notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the discount rate of the treasury rate plus 10 basis points and accrued interest. The floating rate senior notes are not callable.

On May 18, 2017 we issued Canadian senior notes. These senior notes consist of a single series as follows:

•
Notes in the principal amount of C$750 million ($547 million), which bear interest at a 2.125% fixed interest rate and mature May 2024. Interest on the notes is payable semi-annually beginning November 2017. The notes are callable at our option, in whole or in part at the Government of Canada yield plus 21.5 basis points, and on or after the par call date, at par value.

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of September 30, 2017: $2.775 billion with an average interest rate of 1.07% and €1.139 billion ($1.345 billion) with an average interest rate of -0.41%. As of September 30, 2017, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $1.5 billion, and expires on March 23, 2018. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2017.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 24, 2022. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2017 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2017, 10% of net tangible assets was equivalent to $2.345 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $19.746 and $17.134 billion as of September 30, 2017 and December 31, 2016, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary The UPS Store, Inc. are defendants in Morgate v. The UPS Store, Inc. et al., an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. Defendants’ motion to decertify the class was granted in August 2017. The plaintiff has filed a notice of appeal, and further proceedings in the trial court are stayed pending resolution by the California Court of Appeal. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from the remaining aspects of this case, including: (1) we are vigorously defending ourselves and believe we have a number of meritorious legal defenses; (2) it remains uncertain what evidence of damages, if any, plaintiffs will be able to present; and (3) plaintiff’s notice of appeal is pending. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The Court granted summary judgment motions filed by UPS and FedEx, entered judgment in favor of UPS and FedEx, and dismissed the case. Plaintiff appealed to the Court of Appeals for the Ninth Circuit. In August 2017, the Ninth Circuit affirmed the District Court's order dismissing the case. AFMS filed a petition for rehearing in September 2017, which was denied. The Antitrust Division of the U.S. Department of Justice (“DOJ”) opened a civil investigation of our policies and practices for dealing with third-party negotiators. We have cooperated with this investigation, although the DOJ has not communicated with us for over five years. We deny any liability with respect to these matters and intend to vigorously defend ourselves in the event that any of these proceedings were to continue. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from these matters including: (1) the DOJ investigation may be pending; and (2) AFMS may seek discretionary review by the U.S. Supreme Court. If AFMS does not seek discretionary review or it is denied, its case is concluded. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from these matters or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a defendant in Ryan Wright and Julia Zislin v. United Parcel Service Canada Ltd., an action brought on behalf of a certified class of customers in the Superior Court of Justice in Ontario, Canada. Plaintiffs filed suit in February 2007, alleging inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court in August 2011, when it dismissed plaintiffs' complaint under the Criminal Code and granted plaintiffs' complaint of inadequate disclosure. We appealed the Court's decision pertaining to inadequate disclosure in September 2011. In October 2017, we reached an agreement in principle to resolve the case for an immaterial amount. Final resolution of this matter is subject to the negotiation, execution and delivery of a settlement agreement and court approval.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheet at September 30, 2017. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court’s analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. UPS filed its opening brief with the Appellate Court in October 2017.
Other Matters
In October 2015, the DOJ informed us of an industry-wide inquiry into the transportation of mail under the United States Postal Service ("USPS") International Commercial Air contracts. In October 2017, we received a Civil Investigative Demand seeking certain information relating to our contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating with the DOJ. The Company is unable to predict what action, if any, might be taken in the future by any government authorities as a result of their investigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2017, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of September 30, 2017, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2017 and 2016 (in millions, except per share amounts):

	2017		2016
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	180	$2	194	$2
Common stock purchases	(3)	—	(4)	—
Stock award plans	4	—	5	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(7)	—	(12)	—
Class A shares issued at end of period	176	$2	185	$2
Class B Common Stock
Balance at beginning of period	689	$7	693	$7
Common stock purchases	(9)	—	(16)	—
Conversions of class A to class B common stock	7	—	12	—
Class B shares issued at end of period	687	$7	689	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		283		423
Common stock purchases		(604)		(811)
Common stock issuances		268		233
Option premiums received (paid)		53		155
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$4,879		$6,001
Net income attributable to common shareowners		3,806		3,670
Dividends ($2.49 and $2.34 per share)		(2,213)		(2,093)
Common stock purchases		(748)		(1,193)
Balance at end of period		$5,724		$6,385
We repurchased 12.3 million shares of class A and class B common stock for $1.352 billion during the nine months ended September 30, 2017, and 19.3 million shares for $2.004 billion during the nine months ended September 30, 2016. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of September 30, 2017, we had $4.803 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2017, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $53 and $155 million during the first nine months of 2017 and 2016, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of September 30, 2017, we had outstanding options for the purchase of 0.5 million shares with a weighted average strike price of $97.57 per share that will settle in the fourth quarter of 2017.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in Accumulated Other Comprehensive Income (Loss) ("AOCI") for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the nine months ended September 30, 2017 and 2016 is as follows (in millions):

	2017	2016
Foreign currency translation gain (loss):
Balance at beginning of period	$(1,016)	$(897)
Translation adjustment (net of tax effect of $(146) and $24)	86	(12)
Balance at end of period	(930)	(909)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	(1)
Current period changes in fair value (net of tax effect of $1 and $3)	2	4
Reclassification to earnings (no tax impact in either period)	(1)	—
Balance at end of period	—	3
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(45)	67
Current period changes in fair value (net of tax effect of $(162) and $(15))	(269)	(24)
Reclassification to earnings (net of tax effect of $(6) and $(96))	(9)	(159)
Balance at end of period	(323)	(116)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,421)	(2,709)
Remeasurement of plan assets and liabilities (net of tax effect of $214 and $0) (1)	356	—
Reclassification to earnings (net of tax effect of $56 and $48)	94	80
Balance at end of period	(2,971)	(2,629)
Accumulated other comprehensive income (loss) at end of period	$(4,224)	$(3,651)

(1) See note 6 for further information about plan curtailments resulting in remeasurement of plan assets and liabilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2017 and 2016 is as follows (in millions):

Three Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2017	2016
Unrealized gain (loss) on marketable securities:
Realized gain on sale of securities	$1	$—	Investment income
Income tax expense	—	—	Income tax expense
Impact on net income	1	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(7)	Interest expense
Foreign exchange contracts	3	83	Revenue
Income tax (expense) benefit	1	(29)	Income tax expense
Impact on net income	(2)	47	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(50)	(42)	Compensation and benefits
Income tax benefit	19	15	Income tax expense
Impact on net income	(31)	(27)	Net income

Total amount reclassified for the period	$(32)	$20	Net income

Nine Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2017	2016
Unrealized gain (loss) on marketable securities:
Realized gain on sale of securities	$1	$—	Investment income
Income tax expense	—	—	Income tax expense
Impact on net income	1	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(20)	(19)	Interest expense
Foreign exchange contracts	35	274	Revenue
Income tax expense	(6)	(96)	Income tax expense
Impact on net income	9	159	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(150)	(128)	Compensation and benefits
Income tax benefit	56	48	Income tax expense
Impact on net income	(94)	(80)	Net income

Total amount reclassified for the period	$(84)	$79	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the nine months ended September 30, 2017 and 2016 is as follows (in millions):

	2017		2016
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$45		$51
Reinvested dividends		2		2
Benefit payments		(10)		(9)
Balance at end of period		$37		$44
Treasury Stock:
Balance at beginning of period	(1)	$(45)	(1)	$(51)
Reinvested dividends	—	(2)	—	(2)
Benefit payments	—	10	—	9
Balance at end of period	(1)	$(37)	(1)	$(44)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $6 and $3 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Supply Chain & Freight
Supply Chain & Freight includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations, UPS Freight and other aggregated business units. Our Forwarding and Logistics units provide services in more than 195 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, truckload freight brokerage, distribution and post-sales services, mail and consulting services. UPS Freight offers a variety of less-than-truckload ("LTL") and truckload ("TL") services to customers in North America. Coyote offers truckload brokerage services primarily in the U.S. Marken is a global provider of supply chain solutions to the life sciences industry. Other aggregated business units within this segment include The UPS Store and UPS Capital.
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
Segment information for the three and nine months ended September 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
U.S. Domestic Package	$9,649	$9,289	$28,929	$27,388
International Package	3,364	3,024	9,585	9,015
Supply Chain & Freight	2,965	2,615	8,529	7,572
Consolidated	$15,978	$14,928	$47,043	$43,975
Operating Profit:
U.S. Domestic Package	$1,182	$1,252	$3,653	$3,587
International Package	627	576	1,739	1,763
Supply Chain & Freight	226	206	643	545
Consolidated	$2,035	$2,034	$6,035	$5,895

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareowners	$1,264	$1,270	$3,806	$3,670
Denominator:
Weighted average shares	864	876	867	880
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	4	3	4	4
Denominator for basic earnings per share	869	880	872	885
Effect of dilutive securities:
Restricted units	4	4	3	3
Stock options	1	1	1	1
Denominator for diluted earnings per share	874	885	876	889
Basic earnings per share	$1.45	$1.44	$4.36	$4.15
Diluted earnings per share	$1.45	$1.44	$4.34	$4.13
There were no antidilutive securities for the three months ended September 30, 2017. Diluted earnings per share for the three months ended September 30, 2016 excluded the effect of 0.1 million shares of common stock (0.2 million for the nine months ended September 30, 2017 and 2016), that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. At September 30, 2017 and December 31, 2016, we held cash collateral of $48 and $575 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted.
In connection with the agreements described above, we could be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. At September 30, 2017 and December 31, 2016, $104 million and $0, respectively, of additional collateral was required to be posted with our counterparties. The aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions were in a net liability position of $47 and $10 million at September 30, 2017 and December 31, 2016, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2017 and December 31, 2016, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2017		December 31, 2016
Currency hedges:
Euro	EUR	4,141	EUR	3,702
British Pound Sterling	GBP	1,758	GBP	1,380
Canadian Dollar	CAD	1,244	CAD	1,053
Indian Rupee	INR	—	INR	76
Mexican Peso	MXN	166	MXN	—
Japanese Yen	JPY	3,363	JPY	3,972
Singapore Dollar	SGD	15	SGD	32

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$5,799		$5,799
Floating to Fixed Interest Rate Swaps		$778		$778

Investment market price hedges:
Marketable Securities	EUR	204	EUR	76
As of September 30, 2017, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$21	$176	$15	$176
Interest rate contracts	Other current assets	Level 2	4	—	4	—
Foreign exchange contracts	Other non-current assets	Level 2	3	131	—	126
Interest rate contracts	Other non-current assets	Level 2	88	137	75	119
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	—	1	—	1
Interest rate contracts	Other non-current assets	Level 2	34	42	33	40
Total Asset Derivatives			$150	$487	$127	$462

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$62	$—	$56	$—
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Foreign exchange contracts	Other non-current liabilities	Level 2	155	6	152	1
Interest rate contracts	Other non-current liabilities	Level 2	18	21	5	3
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	—	—	—	—
Investment market price contracts	Other current liabilities	Level 2	47	10	47	10
Interest rate contracts	Other non-current liabilities	Level 2	5	7	4	5
Total Liability Derivatives			$287	$45	$264	$20
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and nine months ended September 30, 2017 and 2016 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2017	2016
Interest rate contracts	$—	$—
Foreign exchange contracts	(141)	(27)
Total	$(141)	$(27)

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2017	2016
Interest rate contracts	$—	$(3)
Foreign exchange contracts	(431)	(36)
Total	$(431)	$(39)
As of September 30, 2017, there are $108 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI that are expected to be reclassified to income over the 12 month period ended September 30, 2018. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is approximately 15 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2017 and 2016 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2017	2016
Foreign denominated debt	$(142)	$(7)
Total	$(142)	$(7)

Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2017	2016
Foreign denominated debt	$(389)	(30)
Total	$(389)	$(30)
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three and nine months ended September 30, 2017 and 2016.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2017 and 2016 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2017	2016			2017	2016
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$(18)	$(59)	Fixed-Rate Debt	Interest Expense	$18	$59
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$(41)	$56	Fixed-Rate Debt	Interest Expense	$41	$(56)

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and nine months ended September 30, 2017 and 2016 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
Three Months Ended September 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	14	(11)
Investment market price contracts	Investment income and other	(45)	(28)
		$(33)	$(41)
Nine Months Ended September 30:
Interest rate contracts	Interest expense	$(6)	$(6)
Foreign exchange contracts	Investment income and other	34	$(117)
Investment market price contracts	Investment income and other	(37)	152
		$(9)	$29

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES
Our effective tax rate was 35.0% in the third quarter of 2017 and 2016 (33.9% year-to-date in 2017 compared to 35.1% in the same period of 2016). In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense (see note 2), which resulted in discrete tax benefits for the nine months ended September 30, 2017 of $62 million and reduced our year-to-date effective tax rate by 1.1%. There was no significant impact related to the adoption of the new accounting standard in the third quarter of 2017.
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

Overview
During the third quarter of 2017, we produced solid operating results, despite the impact of several natural disasters that slowed U.S. regional economic activity. Consolidated revenue increased 7.0% to $15.978 billion for the third quarter of 2017 when compared to 2016. For the year-to-date period, consolidated revenue increased 7.0% to $47.043 billion from $43.975 billion. Revenue for third quarter and year-to-date periods increased in all segments and major product categories, due to expanded customer demand spread across the company's broad portfolio. These factors were partially offset by impacts from both the natural disasters and operating costs associated with investment strategies, including facility construction and Saturday operations deployment in our U.S. Domestic segment.
Operating profit for the three months ended September 30, 2017 was $2.035 billion, driven by strong performance in the International Package and Supply Chain & Freight segments. For the year-to-date period, operating profit was up 2.4% to $6.035 billion.
Average daily package volume increased 4.6% for the third quarter of 2017 and 4.5% year-to-date. We reported third quarter 2017 net income of $1.264 billion and diluted earnings per share of $1.45, compared to 2016 net income of $1.270 billion and diluted earnings per share of $1.44. On a year-to-date basis, net income was $3.806 billion and increased 3.7% in 2017 as compared to 2016 as diluted earnings per share increased 5.1% to $4.34.
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
Revenue (in millions)	$15,978	$14,928	7.0%	$47,043	$43,975	7.0%
Operating Expenses (in millions)	13,943	12,894	8.1%	41,008	38,080	7.7%
Operating Profit (in millions)	$2,035	$2,034	—%	$6,035	$5,895	2.4%
Operating Margin	12.7%	13.6%		12.8%	13.4%
Average Daily Package Volume (in thousands)	18,988	18,152	4.6%	18,702	17,891	4.5%
Average Revenue Per Piece	$10.77	$10.49	2.7%	$10.68	$10.48	1.9%
Net Income (in millions)	$1,264	$1,270	(0.5)%	$3,806	$3,670	3.7%
Basic Earnings Per Share	$1.45	$1.44	0.7%	$4.36	$4.15	5.1%
Diluted Earnings Per Share	$1.45	$1.44	0.7%	$4.34	$4.13	5.1%

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
Average Daily Package Volume (in thousands):
Next Day Air	1,470	1,361	8.0%	1,393	1,313	6.1%
Deferred	1,240	1,260	(1.6)%	1,246	1,195	4.3%
Ground	13,175	12,743	3.4%	13,069	12,652	3.3%
Total Avg. Daily Package Volume	15,885	15,364	3.4%	15,708	15,160	3.6%
Average Revenue Per Piece:
Next Day Air	$19.08	$19.59	(2.6)%	$19.48	$19.51	(0.2)%
Deferred	12.83	11.99	7.0%	12.57	12.12	3.7%
Ground	8.29	8.11	2.2%	8.31	8.11	2.5%
Total Avg. Revenue Per Piece	$9.64	$9.45	2.0%	$9.64	$9.41	2.4%
Operating Days in Period	63	64		191	192
Revenue (in millions):
Next Day Air	$1,767	$1,706	3.6%	$5,183	$4,918	5.4%
Deferred	1,002	967	3.6%	2,992	2,781	7.6%
Ground	6,880	6,616	4.0%	20,754	19,689	5.4%
Total Revenue	$9,649	$9,289	3.9%	$28,929	$27,388	5.6%
Operating Expenses (in millions)	$8,467	$8,037	5.4%	$25,276	$23,801	6.2%
Operating Profit (in millions)	$1,182	$1,252	(5.6)%	$3,653	$3,587	1.8%
Operating Margin	12.2%	13.5%		12.6%	13.1%
Revenue
The change in overall revenue was impacted by the following factors in 2017 compared with the corresponding period of 2016:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2017 vs. 2016	1.8%	1.5%	0.6%	3.9%
Year-to-date 2017 vs. 2016	3.1%	1.8%	0.7%	5.6%
Volume
Our overall volume increased in the third quarter and year-to-date periods of 2017 compared with 2016, despite having one less operating day, largely due to continued growth in overall retail sales, of which e-commerce continues to represent a larger percentage of the total growth. Business-to-consumer shipments, which represented more than 48% of the total volume for the quarter, drove increases in both air and ground shipments. Business-to-business shipments decreased slightly in the third quarter and year-to-date periods of 2017 compared with 2016, largely due to headwinds from adverse weather events and declines in volume related to large technology product launches in the prior year.
Among our air products, volume increased in the third quarter and year-to-date periods of 2017 for our Next Day Air services. Volume for our deferred air services was down in the third quarter, largely due to a shift from deferred air to Next Day Air products; however, volume increased on a year-to-date basis. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Next Day Air Saver and residential Three Day Select package products, as consumers continue to demand faster and more economical delivery options. This growth was slightly offset by a decline in Next Day Air letter volume, largely due to declines in the professional services industry as a result of continued growth in digitization.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in ground volume in the third quarter and year-to-date periods of 2017 was driven by growth in residential ground and SurePost volume, which benefited from continued e-commerce demand. Business-to-business shipments decreased slightly in the quarter and year-to-date periods, largely due to adverse weather events. This decline was offset by an increase in our returns shipping services.
Rates and Product Mix
Overall revenue per piece increased 2.0% for the third quarter of 2017 (2.4% year-to-date) compared with the same period of 2016 and was impacted by changes in base rates, customer and product mix, and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 26, 2016. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Additionally, effective January 8, 2017, we changed the dimensional weight calculation for packages subject to UPS daily rates.
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the U.S. As of September 30, 2017, Saturday service is available in approximately 4,200 cities and towns in the United States and is expected to cover approximately 50% of the population by the end of 2017. A Saturday stop charge that varies depending on the pickup service selected went into effect on May 1, 2017, and will be applied any time a Saturday pickup is requested.
Revenue per piece for our Next Day Air services decreased in the third quarter and year-to-date periods of 2017 compared with 2016. The decrease in Next Day Air revenue per piece was primarily driven by a shift in product mix, as our lower yielding products experienced much larger volume growth than our higher yielding products. This shift was offset slightly by an increase in the average weight per piece. Revenue per piece of our deferred air services increased in the third quarter and year-to-date periods of 2017 compared with 2016. Deferred revenue per piece increased primarily due to an increase in average weight per piece, but was partially offset by an unfavorable shift in product mix. All products were positively impacted by higher fuel surcharge rates for the third quarter and year-to-date periods.
Ground revenue per piece increased for the third quarter and year-to-date periods of 2017, primarily due to base rate increases and an increase in average weight per piece. These factors were partially offset by changes in product mix, as we experienced faster volume growth in our SurePost product.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	% Point	2017	2016	% Point
Next Day Air / Deferred	5.0%	4.1%	0.9%	4.8%	3.3%	1.5%
Ground	5.4%	5.1%	0.3%	5.4%	4.8%	0.6%
Effective February 6, 2017, the U.S. fuel surcharge rates are reset weekly instead of monthly. In addition, the price indices have moved from a two month to a two week lag.
Total domestic fuel surcharge revenue increased by $50 million in the third quarter of 2017 as a result of higher fuel surcharge rates caused by increasing jet and diesel fuel prices, as well as the overall increase in package volume during the quarter. In addition to the factors above, fuel surcharge revenue was positively impacted by the changes to the fuel surcharge calculation, as the rates and price indices are updated more frequently to better align with prevailing market rates. On a year-to-date basis, fuel surcharge revenue increased by $209 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses for the segment increased $430 million in the third quarter of 2017 compared with the same period of 2016 primarily due to pick-up and delivery costs (up $181 million), the costs of operating our domestic integrated air and ground network (up $169 million) and the cost of package sorting (up $51 million). The growth in pick-up and delivery and network costs was largely due to increased volume and higher employee compensation costs, which were impacted by an increase in average daily union labor hours (up 6.2%), an increase in employee healthcare expenses and growth in the overall size of the workforce. Additionally, average daily aircraft block hours increased 11.0% for the quarter, which were driven by increased Next Day Air volume, modifications to our air network and adverse weather events. We also incurred higher costs associated with outside contract carriers, primarily due to volume growth (including SurePost), higher fuel surcharges passed to us by carriers and general rate increases.
On a year-to-date basis, operating expenses for the segment increased $1.475 billion, largely due to pick-up and delivery costs (up $591 million), network costs (up $582 million), the cost of package sorting (up $142 million) and an increase in indirect operating costs (up $136 million). These expenses were primarily due to higher volume, increased employee compensation costs, adverse weather conditions and a 7.2% increase in average daily block hours.
Total cost per piece increased 3.5% for the third quarter of 2017 compared with the same period of 2016 (3.0% year-to-date). The increased expenses in the third quarter and year-to-date periods of 2017 were also driven by start-up costs of several investments underway to further expand and modernize our air and ground networks, as well as the costs of implementing Saturday operations in additional markets. Costs were further impacted by the hurricanes in the southern United States and rising fuel prices. In order to contain costs, we continually adjust our air and ground networks to better match higher volume levels. In addition, we continue to deploy and utilize technology to increase package sorting and delivery productivity.
Operating Profit and Margin
Operating profit decreased $70 million for the third quarter of 2017 compared with 2016 (up $66 million year-to-date), and operating margin decreased 130 basis points to 12.2% (down 50 basis points to 12.6% year-to-date). There was one less operating day for the third quarter of 2017 compared with the third quarter of 2016. Additionally, operating profit was negatively impacted by more than $50 million associated with the hurricanes and approximately $40 million for the continued investments in new buildings and deployment of Saturday operations. There was an adverse impact from higher purchase transportation costs and from fuel, as fuel expense increased at a faster pace than fuel surcharge revenue.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
Average Daily Package Volume (in thousands):
Domestic	1,704	1,612	5.7%	1,667	1,576	5.8%
Export	1,399	1,176	19.0%	1,327	1,155	14.9%
Total Avg. Daily Package Volume	3,103	2,788	11.3%	2,994	2,731	9.6%
Average Revenue Per Piece:
Domestic	$6.27	$5.90	6.3%	$5.99	$5.96	0.5%
Export	29.00	30.35	(4.4)%	28.79	30.72	(6.3)%
Total Avg. Revenue Per Piece	$16.52	$16.21	1.9%	$16.10	$16.43	(2.0)%
Operating Days in Period	63	64		191	192
Revenue (in millions):
Domestic	$673	$609	10.5%	$1,906	$1,804	5.7%
Export	2,556	2,284	11.9%	7,298	6,813	7.1%
Cargo and Other	135	131	3.1%	381	398	(4.3)%
Total Revenue	$3,364	$3,024	11.2%	$9,585	$9,015	6.3%
Operating Expenses (in millions)	$2,737	$2,448	11.8%	$7,846	$7,252	8.2%
Operating Profit (in millions)	$627	$576	8.9%	$1,739	$1,763	(1.4)%
Operating Margin	18.6%	19.0%		18.1%	19.6%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(12)			$(352)
Operating Expenses			(50)			57
Operating Profit			$(62)			$(295)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2017 compared with the corresponding period of 2016:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2017 vs. 2016	9.6%	(0.2)%	2.2%	(0.4)%	11.2%
Year-to-date 2017 vs. 2016	6.4%	1.4%	2.4%	(3.9)%	6.3%
Volume
Our overall average daily volume increased in the third quarter and year-to-date periods of 2017 compared with 2016 with growth across both export and domestic products. The growth was due to increased demand across a number of sectors, including retail, high tech, industrial manufacturing and healthcare. Both business-to-business and business-to-consumer shipments showed strong growth rates.
Export volume in the third quarter and year-to-date periods of 2017 grew across all major trade lanes, mainly driven by our European operations. Europe export volume showed significant growth to all regions, particularly in the Europe-to-U.S., Europe-to-Americas and intra-Europe trade lanes. Export volume into the U.S. grew in all trade lanes, led by the Americas and Europe regions. Export volume growth was strong across all major products, with a continued shift towards our premium express products, such as Worldwide Express and Transborder Express services.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in domestic volume in the third quarter and year-to-date periods of 2017 was driven by solid volume growth in several key markets in Europe.
Rates and Product Mix
On December 26, 2016, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Foreign currency fluctuations had an unfavorable impact on revenue per piece for the third quarter and year-to-date periods of 2017 compared with 2016. Total average revenue per piece increased 1.9% in the third quarter of 2017 compared to 2016, which was partially offset by a 40 basis point reduction from currency impact. Total average revenue per piece decreased 2.0% year-to-date compared to 2016, primarily due to a 370 basis point reduction from the impact of currency. Additionally, growth in shorter average trade lanes had a negative impact on revenue per piece during the third quarter of 2017 and year-to-date periods. These factors were partially offset by an increase in fuel surcharge revenue, as well as an increase in base rates and a shift in product mix, as the growth in higher yielding premium products continued to exceed the growth in our standard products.

Export revenue per piece decreased 4.4% in the third quarter of 2017 (6.3% year-to-date) compared with 2016, primarily due to a 150 basis point reduction from the impact of currency (400 basis point reduction year-to-date) and a shift in customer mix. Additionally, export revenue per piece was adversely impacted by shorter average trade lanes due to faster growth in intra-regional shipments. These factors were partially offset by an increase in base rates, higher fuel surcharges and strong volume growth of premium products.
Domestic revenue per piece increased 6.3% in the third quarter of 2017 compared with 2016 primarily due to a 460 basis point increase from the impact of currency. Domestic revenue per piece for the year-to-date period remained relatively flat due to a 200 basis point reduction from the impact of currency offset by an increase in base rates and higher fuel surcharges.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased $72 million for the third quarter of 2017 ($214 million year-to-date) compared with 2016, due to volume increases, higher fuel prices and pricing changes made to the fuel surcharge indices from a two month to a two week lag.
Operating Expenses
Overall expenses for the segment increased $289 million in the third quarter of 2017 ($594 million year-to-date) compared to 2016. The third quarter increase was driven by currency fluctuations, increased volumes and higher fuel prices. The increase in the year-to-date period was also driven by increased volumes and higher fuel prices, but was partially offset by currency fluctuations.
The costs of operating our international integrated air and ground network increased $103 million for the third quarter of 2017 ($313 million year-to-date) compared with 2016. The increase in network costs was largely driven by a 3.2% increase in aircraft block hours in the third quarter and year-to-date periods of 2017 and higher fuel prices. Additionally, pick-up and delivery costs increased $97 million in the third quarter of 2017 compared with 2016 ($156 million year-to-date), largely due to increased volume.
The remaining change in operating expenses in the third quarter of 2017 and year-to-date periods of 2017 compared with 2016 was largely due to an increase in the costs of package sorting and an increase in indirect operating costs.
Operating Profit and Margin
Operating profit increased $51 million in the third quarter of 2017 compared to 2016 while operating margin decreased 40 basis points to 18.6%. For the year-to-date period, operating profit decreased $24 million and operating margin decreased 150 basis points to 18.1%. The third quarter and year-to-date periods were both negatively impacted by currency exchange rate movements of $62 million and $295 million respectively, due to volatility of both hedged and unhedged currencies. However, volume and revenue growth in the third quarter and year-to-date periods offset the impacts of currency.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
Freight LTL Statistics:
Revenue (in millions)	$673	$616	9.3%	$1,943	$1,780	9.2%
Revenue Per Hundredweight	$24.47	$23.63	3.6%	$23.90	$23.46	1.9%
Shipments (in thousands)	2,589	2,551	1.5%	7,739	7,507	3.1%
Shipments Per Day (in thousands)	41.1	39.9	3.0%	40.5	39.1	3.6%
Gross Weight Hauled (in millions of lbs)	2,750	2,607	5.5%	8,131	7,589	7.1%
Weight Per Shipment (in lbs)	1,062	1,022	3.9%	1,051	1,011	4.0%
Operating Days in Period	63	64		191	192
Revenue (in millions):
Forwarding and Logistics	$1,989	$1,735	14.6%	$5,709	$4,980	14.6%
Freight	778	701	11.0%	2,240	2,050	9.3%
Other	198	179	10.6%	580	542	7.0%
Total Revenue	$2,965	$2,615	13.4%	$8,529	$7,572	12.6%
Operating Expenses (in millions):	$2,739	$2,409	13.7%	$7,886	$7,027	12.2%
Operating Profit (in millions):	$226	$206	9.7%	$643	$545	18.0%
Operating Margin	7.6%	7.9%		7.5%	7.2%
Currency Benefit / (Cost) – (in millions)*:			$			$
Revenue			$9			$(15)
Operating Expenses			(9)			14
Operating Profit			$—			$(1)
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
Revenue
Total revenue for the Supply Chain & Freight segment increased $350 million for the third quarter of 2017 ($957 million year-to-date) compared to 2016.
Forwarding and Logistics revenue increased $254 million in the third quarter of 2017 ($729 million year-to-date) compared with 2016, primarily due to increased truckload brokerage freight volume movement, and tonnage increases in our international freight forwarding businesses, which were impacted by improving overall market demand. Our North American freight forwarding business showed a slight decline in revenues in the third quarter of 2017 as increases in tonnage were offset by a shift in product mix. However, on a year-to-date basis, North American freight forwarding revenue increased as a result of increases in tonnage. Revenue for our logistics services increased in the third quarter and year-to-date periods of 2017 compared with 2016, as we experienced growth in our mail services, retail and aerospace solutions offset by declines among our high tech customers. Additionally, the Marken acquisition in 2016 contributed to the increase in revenue. A positive impact of currency exchange rates was realized on revenues in the third quarter of 2017, while the year-to-date impact was negative.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

UPS Freight revenue increased $77 million in the third quarter of 2017 ($190 million year-to-date), driven by increases in weight per shipment and shipments. These increases were impacted by an overall improvement in market demand and customer mix. LTL revenue per hundredweight increased slightly as LTL base rate increases, averaging 4.9%, took effect September 19, 2016. Additionally, effective June 26, 2017, LTL base rates increased by an additional 4.9% for certain shipments in the U.S., Canada and Mexico. Fuel surcharge revenue also increased $16 million in the third quarter ($48 million year-to-date), due to changes in overall LTL shipment volume and diesel fuel prices.
Revenue for the other businesses within Supply Chain & Freight increased $19 million ($38 million year-to-date) due to revenue growth from UPS Capital and UPS Customer Solutions, as well as service contracts with the U.S. Postal Service.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $330 million in the third quarter of 2017 ($859 million year-to-date) compared to 2016.
Forwarding and Logistics operating expenses increased $250 million for the third quarter of 2017 ($672 million year-to-date) compared with 2016, largely due to increased purchased transportation and the acquisition of Marken, partially offset by operating efficiencies. Additionally, during the second quarter of 2017, we received a $20 million favorable legal settlement. Purchased transportation expense increased $215 million in the third quarter of 2017 ($625 million year-to-date) compared to 2016, due to the acquisition of Marken, as well as increased truckload brokerage freight movement and the resulting increased fuel surcharges passed to us from outside transportation providers. Increased tonnage and third-party air carrier procurement rates in our North American and international air freight forwarding businesses, and increased volume and rates for mail services, also contributed to purchased transportation expenses. We realized a positive impact of currency exchange rates on operating expenses in the third quarter of 2017, while the year-to-date impact was negative.
UPS Freight operating expenses increased $77 million for the third quarter of 2017 ($171 million year-to-date) compared to 2016. Total cost per LTL shipment increased 7.7% for the third quarter of 2017 (4.8% year-to-date) compared with 2016. The increase in operating expense was largely due to costs associated with operating our linehaul network ($34 million over the prior year quarter and $94 million year-to-date) and increases in pick-up and delivery costs ($26 million over the prior year quarter and $58 million year-to-date). The network costs and pick-up and delivery expenses were driven by higher fuel cost and higher expense for outside transportation carriers (largely due to LTL volume growth and fuel surcharges passed to us by outside carriers). Operating expenses related to our casualty self-insurance reserves also increased both for the quarter and year-to-date.
Operating expenses for the other businesses within Supply Chain & Freight increased $3 million in 2017 ($16 million year-to-date) compared with 2016.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $20 million in the third quarter of 2017 ($98 million year-to-date) compared with 2016. The impact of currency was neutral for both the quarter and year-to-date.
Operating profit for the Forwarding and Logistics units increased $4 million in the third quarter of 2017 ($57 million year-to-date) compared with 2016. Operating profit and margins for the North American air freight business decreased in the third quarter of 2017 due to a shift in product mix and capacity constraints. On a year-to-date basis, operating profit and margins for the North American air freight business increased due to higher volumes. Operating profit and margins in our international air freight forwarding business increased due to volume increases and higher revenue per kilo, slightly offset by higher rates at which we procure capacity from third-party air carriers. Operating profit for the logistics units improved from 2017 compared to 2016, due to strong performance in the U.S. as well as within our mail services. Additionally, the Marken acquisition in 2016 contributed to the increase in operating profit.
UPS Freight operating profit remained flat in the third quarter of 2017 ($19 million increase year-to-date) compared with 2016, as increased volume, tonnage and pricing were offset by increased purchased transportation costs as well as higher casualty self-insurance reserves.
The combined operating profit for all of our other businesses in this segment increased $16 million in 2017 ($22 million year-to-date) compared to 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
Operating Expenses (in millions):
Compensation and Benefits	$8,221	$7,857	4.6%	$24,457	$23,448	4.3%
Repairs and Maintenance	398	386	3.1%	1,180	1,150	2.6%
Depreciation and Amortization	572	554	3.2%	1,688	1,661	1.6%
Purchased Transportation	2,652	2,212	19.9%	7,461	6,306	18.3%
Fuel	636	541	17.6%	1,873	1,480	26.6%
Other Occupancy	282	248	13.7%	845	762	10.9%
Other Expenses	1,182	1,096	7.8%	3,504	3,273	7.1%
Total Operating Expenses	$13,943	$12,894	8.1%	$41,008	$38,080	7.7%

Currency (Benefit) / Cost - (in millions)*			$59			$(71)
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Employee payroll costs increased $284 million for the third quarter of 2017 ($705 million year-to-date) compared with 2016, largely due to higher U.S. domestic hourly and management compensation costs. Total compensation costs increased 5.9% for the third quarter 2017 (4.9% year-to-date), while consolidated average daily volume growth was 4.6% (4.5% year-to-date). U.S. Domestic compensation costs for hourly employees increased largely due to contractual union wage increases and higher volume growth driving headcount increases and a 6.2% increase in average daily union labor hours (5.0% year-to-date). Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce.
Benefits expense increased $80 million for the third quarter of 2017 ($304 million year-to-date) compared with 2016 primarily due to the following factors:

•
Health and welfare costs increased $55 million for the third quarter ($169 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension expense decreased $27 million for the third quarter ($2 million year-to-date), primarily due to asset returns in company sponsored plans driven by discretionary contributions. This decrease was offset by additional expense for multiemployer pension plans, which was impacted by contractual contribution rate increases and an overall increase in the size of the workforce.

•
Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $49 million for the third quarter ($159 million year-to-date), due to salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense was relatively flat in the third quarter (down $22 million year-to-date), as increases in work hours, medical trends and wage increases were mainly offset by favorable adjustments from actuarial studies. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The $12 million increase in repairs and maintenance expense for the third quarter of 2017 ($30 million year-to-date) compared with 2016 was primarily due to routine repairs to buildings and facilities and vehicle maintenance costs.
Depreciation and Amortization
Depreciation and amortization expense increased $18 million in the third quarter of 2017 ($27 million year-to-date) compared with 2016, primarily due to the following factors: (1) depreciation expense on vehicles increased due to an overall increase in the size of our vehicle fleet in our U.S. Domestic Package and UPS Freight operations, (2) depreciation expense for buildings and facilities due to facility automation and capacity expansion projects and (3) amortization expense of intangible assets in conjunction with the Marken acquisition. These factors were largely offset by a decrease in amortization expense related to longer lived internally developed capitalized software.
Purchased Transportation
The $440 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the third quarter of 2017 ($1.155 billion year-to-date) compared with 2016 was primarily driven by the following factors:

•
Expense for our Forwarding and Logistics businesses increased $215 million in the third quarter of 2017 ($625 million year-to-date) compared to 2016, primarily due to increased truckload brokerage freight loads per day and the resulting increased fuel surcharges passed to us from outside transportation providers; increased volume and rates for mail services and increased tonnage in our North American and international air freight forwarding businesses. Additionally, purchased transportation expense increased due to the acquisition of Marken in December 2016.

•
International Package expense increased $85 million in the third quarter of 2017 ($167 million year-to-date) compared to 2016, primarily due to the increased usage of third-party carriers (higher volume); higher fuel surcharges passed to us from outside transportation providers and an unfavorable impact of currency exchange rate movements.

•
Expense for our U.S. Domestic Package segment increased $76 million for the third quarter of 2017 ($217 million year-to-date) compared to 2016, primarily due to increased volume (including SurePost), rates and higher fuel surcharges passed to us from outside contract carriers.

•
Expense for our UPS Freight business increased $53 million in the third quarter of 2017 ($115 million year-to-date) compared to 2016, due to an increase in LTL shipments and higher fuel surcharges passed to us from outside transportation providers.

Fuel
The $95 million increase in fuel expense for the third quarter of 2017 ($393 million year-to-date) compared with 2016 was primarily due to higher jet fuel, diesel and unleaded gasoline prices, which increased fuel expense by $61 million ($295 million year-to-date). Additionally, increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic Package delivery miles driven, increased expense by $40 million in the third quarter of 2017 ($114 million year-to-date). These increases were partially offset by increased fuel efficiency.
Other Occupancy
Other occupancy expense increased $34 million in the third quarter of 2017 ($83 million year-to-date) as compared to 2016, primarily due to an increase in utility costs and the expansion of facilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
The $86 million increase in other expense in the third quarter of 2017 ($231 million year-to-date) compared with 2016 was attributable to a number of factors:

•	Transportation equipment rental expense increased by $13 million in the third quarter of 2017 ($30 million year-to-date) and was affected by the growth in package volume.

•
Automotive liability insurance expense increased by $3 million in the third quarter of 2017 ($34 million year-to-date) largely due to more miles driven, medical rate trends and unfavorable severity experience trends.

•
We also incurred increases in several other expense categories, including professional service fees and maintenance agreements, partially offset by a decrease in advertising expense and the impacts from a favorable legal settlement in the second quarter of 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
(in millions)
Investment income and other	$20	$13	53.8%	$49	$38	28.9%
Interest expense	$(111)	$(94)	18.1%	$(324)	$(281)	15.3%
Investment Income and Other
The growth in investment income and other for the third quarter and year-to-date periods of 2017, as compared to 2016, was primarily due to a decrease in losses from fair value adjustments on real estate partnerships and higher yields on invested assets, offset by foreign currency exchange rate movements.
Interest Expense
Interest expense increased in the third quarter and year-to-date periods of 2017, as compared to 2016, primarily due to an increase in average outstanding commercial paper balances, an increase in long-term debt and higher effective interest rates on senior notes.
Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
(in millions)
Income Tax Expense	$680	$683	(0.4)%	$1,954	$1,982	(1.4)%
Effective Tax Rate	35.0%	35.0%		33.9%	35.1%
Our effective tax rate was 35.0% in the third quarter of 2017 and 2016 (33.9% year-to-date in 2017 compared to 35.1% in the same period of 2016). In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense, which resulted in discrete tax benefits for the nine months ended September 30, 2017 of $62 million and reduced our year-to-date effective tax rate by 1.1%. There was no significant impact related to the adoption of the new accounting standard in the third quarter of 2017. See note 2 and note 14 to the unaudited consolidated financial statements for additional discussion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of September 30, 2017, we had $4.461 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs and to fund dividend payments, share repurchases and long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper program and the ability to obtain alternative sources of financing. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Nine Months Ended September 30,
	2017	2016
Net income	$3,806	$3,670
Non-cash operating activities (a)	3,059	2,583
Pension and postretirement benefit contributions (UPS-sponsored plans)	(2,585)	(1,298)
Hedge margin receivables and payables	(632)	(230)
Income tax receivables and payables	152	100
Changes in working capital and other non-current assets and liabilities	609	561
Other operating activities	9	(23)
Net cash from operating activities	$4,418	$5,363
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Net cash from operating activities decreased $945 million through the third quarter of 2017 compared with 2016, largely due to higher pension and postretirement benefit contributions and reduced receipts of hedge margin collateral from counterparties. We made contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $2.585 and $1.298 billion year-to-date 2017 and 2016, respectively. The net hedge margin collateral received from derivative counterparties decreased by $402 million in 2017 relative to 2016, due to settlements and decreased net fair value asset positions of the derivative contracts used in our currency and interest rate hedging programs. These items were partially offset by $136 million higher net income, $48 million improvements in our working capital position and $52 million increase in net cash tax receipts. The improvement in our working capital position in 2017 was primarily driven by favorable changes in the timing of cash receipts and payments.
As of September 30, 2017, our worldwide holdings of cash, cash equivalents and marketable securities was $4.461 billion, of which $2.296 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. To the extent that international profits represent previously untaxed earnings, cash, cash equivalents and marketable securities held by non-U.S. subsidiaries could be subject to tax if such amounts were repatriated in the form of dividends; however, not all non-U.S. cash balances would have to be repatriated in the form of a dividend if returned to the U.S. When amounts earned by non-U.S. subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash used in investing activities	$(3,618)	$(2,027)

Capital Expenditures:
Buildings and facilities	$(2,024)	$(948)
Aircraft and parts	(590)	(20)
Vehicles	(685)	(547)
Information technology	(409)	(322)
	$(3,708)	$(1,837)

Capital Expenditures as a % of Revenue	(7.9)%	(4.2)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$18	$76
Net (increase) decrease in finance receivables	$(1)	$4
Net (purchases), sales and maturities of marketable securities	$114	$(212)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(61)	$(3)
Other investing activities	$20	$(55)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations.
Capital spending on buildings and facilities increased in the first nine months of 2017 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Capital spending on aircraft increased in 2017 compared to 2016, due to contract deposits on open aircraft orders on 13 new Boeing 747-8F cargo aircraft and one previously owned Boeing 767-300 cargo aircraft, and final payments associated with the delivery of one Boeing 747-8F and two previously owned Boeing 767-300 cargo aircraft. Capital spending on information technology increased in the first nine months of 2017 compared to the corresponding period of 2016, largely due to the timing of purchases of hardware and capitalized software projects. Capital spending on vehicles increased in the first nine months of 2017 in our U.S. and international package businesses, largely due to the timing of vehicle replacements.
Future capital spending will depend on a variety of factors, including economic and industry conditions. We anticipate that our total capital expenditures for 2017 will be approximately $4.6 to $5.3 billion, which includes planned purchase deposits for aircraft on order.
The net change in finance receivables was primarily due to growth in our cargo finance products offset by loan principal paydowns in our business credit and leasing portfolios. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions during the first nine months of 2017 was related to the purchases of Freightex, Nightline and other smaller acquisitions compared to the acquisition of The UPS Store area franchise rights in 2016. Other investing activities are impacted by changes in our non-current investments and restricted cash balances, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2017	2016
Net cash used in financing activities	$(914)	$(2,781)
Share Repurchases:
Cash expended for shares repurchased	$(1,346)	$(2,007)
Number of shares repurchased	(12.3)	(19.5)
Shares outstanding at period end	862	873
Percent reduction in shares outstanding	(0.7)%	(1.5)%
Dividends:
Dividends declared per share	$2.49	$2.34
Cash expended for dividend payments	$(2,085)	$(1,987)
Borrowings:
Net borrowings of debt principal	$2,524	$1,006
Other Financing Activities:
Cash received for common stock issuances	$177	$196
Other financing activities	$(184)	$11
Capitalization:
Total debt outstanding at period end	$18,910	$15,326
Total shareowners’ equity at period end	1,539	2,767
Total capitalization	$20,449	$18,093
Debt to Total Capitalization %	92.5%	84.7%
We repurchased a total of 12.3 million shares of class A and class B common stock for $1.352 billion in the first nine months of 2017, and 19.3 million shares for $2.004 billion in the first nine months of 2016 ($1.346 and $2.007 billion in repurchases for 2017 and 2016, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases).
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date. As of September 30, 2017, we had $4.803 billion of this share repurchase authorization available.
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
Issuance of debt in the first nine months of 2017 consisted of fixed rate senior notes of $600 million, Canadian dollar denominated fixed rate senior notes of C$750 million ($547 million) and floating rate senior notes of $400 and $147 million in May and March 2017, respectively. Repayments of debt in the first nine months of 2017 and 2016 consisted primarily of commercial paper. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have classified our 5.50% senior notes due January 2018, with a principal balance $750 million, as a long-term liability based on our intent and ability as of September 30, 2017 to refinance the debt. We have also classified certain floating rate senior notes that are putable by the note holders as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
As of September 30, 2017, our commercial paper programs had $4.120 billion outstanding, which includes $2.775 billion and €1.139 billion ($1.345 billion). The average balance of our U.S. dollar denominated commercial paper was $2.258 billion and the average interest rate paid was 0.81% during the nine months ended September 30, 2017. The average balance of our euro denominated commercial paper was €1.381 billion ($1.632 billion) and the average interest rate was -0.39% during the nine months ended September 30, 2017. The amount of commercial paper outstanding fluctuates throughout the year based on liquidity needs.
The variation in cash received from common stock issuances to employees was primarily due to the level of stock option exercises during the first nine months of 2017 and 2016.
The cash outflows in other financing activities were impacted by several factors. Cash inflows from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $53 and $155 million during the first nine months of 2017 and 2016, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $236 and $159 million during the first nine months of 2017 and 2016, respectively.
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
We have contractual obligations and commitments for the purchase of aircraft, vehicles, technology equipment and building and leasehold improvements. New purchase commitments will provide additional capacity for increased demand for our air and ground network, hub automation and other expansion projects. Including these additional obligations, the expected cash outflow to satisfy our total purchase commitments is as follows (in millions): 2017 (remaining) - $761; 2018 - $2,304; 2019 - $932; 2020 - $295; 2021 - $55; and thereafter - $27.
Pension fundings represent discretionary contributions of $2.446 billion to our qualified pension and U.S. postretirement plans which were made during the first nine months of 2017. There are no anticipated required minimum cash contributions to our qualified U.S. pension plans (these plans are discussed further in note 6 to the consolidated financial statements).
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
Accounting Standards Issued But Not Yet Effective
See note 2 to the unaudited consolidated financial statements for a discussion of accounting standards issued, but not yet effective.

Rate Adjustments
The following changes will take effect on December 24, 2017:

•	The rates for UPS Ground, UPS Air and International services, as well as UPS Air Freight rates within and between the U.S., Canada and Puerto Rico, will increase an average net 4.9%.

•
The dimensional weight divisor for packages less than or equal to one cubic foot in size (1,728 cubic inches) will be 139 for all U.S. domestic services subject to Daily Rates or Alaska and Hawaii Rates.

•	Criteria and pricing for Additional Handling and Large Package surcharges will change.

The rates for UPS Freight non-contractual less-than-truckload (LTL) shipments will increase an average net 4.9% effective December 24, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2017	December 31, 2016
Currency Derivatives	$(193)	$302
Interest Rate Derivatives	103	150
Investment Market Price Derivatives	(47)	(10)
	$(137)	$442
Our market risks, hedging strategies and financial instrument positions at September 30, 2017 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. In 2016, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Japanese Yen, Mexican Peso, Singapore Dollar and Indian Rupee, as well as terminated forwards that expired during the first nine months of 2017. We entered into several foreign currency options on the Euro, British Pound Sterling and Canadian Dollar, as well as terminated currency option positions that expired during the first nine months of 2017. We entered into new forwards to manage the market value fluctuations of certain investments in marketable securities, as well as terminated forwards that expired during the first nine months of 2017. The remaining fair value changes between December 31, 2016 and September 30, 2017 in the preceding table are primarily due to interest rate, foreign currency exchange rate and market price changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $48 million and were required to post $104 million in cash collateral with our counterparties as of September 30, 2017.
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
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) A summary of repurchases of our class A and class B common stock during the third quarter of 2017 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2017	1.3	$111.37	1.3	$5,111
August 1 – August 31, 2017	1.4	113.14	1.4	$4,946
September 1 – September 30, 2017	1.2	116.92	1.2	$4,803
Total July 1 – September 30, 2017	3.9	$113.73	3.9
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
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
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 2, 2017	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)