Form 10-Q
period 2018-03-31
UNITED PARCEL SERVICE INC
filed 2018-05-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐ Emerging growth company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
There were 172,128,615 Class A shares, and 689,559,566 Class B shares, with a par value of $0.01 per share, outstanding at April 24, 2018.

UNITED PARCEL SERVICE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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
Our disclosure and analysis in this report, in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission contain forward-looking statements regarding our intent, belief and current expectations about our strategic direction, prospects and future results. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally (including tax laws and regulations), changes to which can impact our business; increased physical or data security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruption of our business from natural or man-made disasters including terrorism; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional tax liabilities both in the U.S. and internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2017 or described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2018 (unaudited) and December 31, 2017 (In millions)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$3,544	$3,320
Marketable securities	665	749
Accounts receivable, net	7,606	8,773
Current income taxes receivable	288	1,573
Other current assets	1,517	1,303
Total Current Assets	13,620	15,718
Property, Plant and Equipment, Net	23,239	22,118
Goodwill	3,893	3,872
Intangible Assets, Net	2,025	1,964
Non-Current Investments and Restricted Cash	311	483
Deferred Income Tax Assets	264	266
Other Non-Current Assets	1,112	1,153
Total Assets	$44,464	$45,574
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,683	$4,011
Accounts payable	3,501	3,934
Accrued wages and withholdings	2,523	2,608
Self-insurance reserves	732	705
Accrued group welfare and retirement plan contributions	646	677
Other current liabilities	1,064	951
Total Current Liabilities	11,149	12,886
Long-Term Debt	20,409	20,278
Pension and Postretirement Benefit Obligations	7,053	7,061
Deferred Income Tax Liabilities	837	756
Self-Insurance Reserves	1,729	1,765
Other Non-Current Liabilities	1,912	1,804
Shareowners’ Equity:
Class A common stock (174 and 173 shares issued in 2018 and 2017, respectively)	2	2
Class B common stock (689 and 687 shares issued in 2018 and 2017, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	6,973	5,852
Accumulated other comprehensive loss	(5,638)	(4,867)
Deferred compensation obligations	31	37
Less: Treasury stock (1 share in 2018 and 2017)	(31)	(37)
Total Equity for Controlling Interests	1,344	994
Noncontrolling Interests	31	30
Total Shareowners’ Equity	1,375	1,024
Total Liabilities and Shareowners’ Equity	$44,464	$45,574

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$17,113	$15,510
Operating Expenses:
Compensation and benefits	9,045	8,311
Repairs and maintenance	434	390
Depreciation and amortization	596	554
Purchased transportation	3,145	2,545
Fuel	750	621
Other occupancy	361	299
Other expenses	1,262	1,173
Total Operating Expenses	15,593	13,893
Operating Profit	1,520	1,617
Other Income and (Expense):
Investment income and other	294	195
Interest expense	(153)	(102)
Total Other Income and (Expense)	141	93
Income Before Income Taxes	1,661	1,710
Income Tax Expense	316	544
Net Income	$1,345	$1,166
Basic Earnings Per Share	$1.55	$1.33
Diluted Earnings Per Share	$1.55	$1.33

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$1,345	$1,166
Change in foreign currency translation adjustment, net of tax	(6)	30
Change in unrealized gain (loss) on marketable securities, net of tax	(3)	—
Change in unrealized gain (loss) on cash flow hedges, net of tax	(66)	(41)
Change in unrecognized pension and postretirement benefit costs, net of tax	39	32
Comprehensive Income	$1,309	$1,187

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$1,345	$1,166
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	596	554
Pension and postretirement benefit expense	154	232
Pension and postretirement benefit contributions	(44)	(2,489)
Self-insurance reserves	(11)	(60)
Deferred tax (benefit) expense	106	99
Stock compensation expense	239	212
Other (gains) losses	71	9
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,201	1,134
Other assets	1,100	383
Accounts payable	(601)	(673)
Accrued wages and withholdings	(67)	(34)
Other liabilities	(24)	(274)
Other operating activities	2	(20)
Net cash from operating activities	4,067	239
Cash Flows From Investing Activities:
Capital expenditures	(1,537)	(938)
Proceeds from disposals of property, plant and equipment	20	11
Purchases of marketable securities	(177)	(509)
Sales and maturities of marketable securities	246	556
Net (increase) decrease in finance receivables	—	(11)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	—	(25)
Other investing activities	2	6
Net cash used in investing activities	(1,446)	(910)
Cash Flows From Financing Activities:
Net change in short-term debt	165	562
Proceeds from long-term borrowings	159	1,072
Repayments of long-term borrowings	(1,656)	(503)
Purchases of common stock	(261)	(438)
Issuances of common stock	77	74
Dividends	(754)	(695)
Other financing activities	(280)	(196)
Net cash used in financing activities	(2,550)	(124)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(14)	16
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	57	(779)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,769	3,921
End of period	$3,826	$3,142

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2018, our results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on our financial position or results of operations.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2018. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short and long-term debt in note 9 and our derivative instruments in note 14. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services ("Revenue from Contracts with Customers"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner depicting the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. Effective January 1, 2018, we adopted the requirements of this ASU using the full retrospective method. See note 3 for required disclosures pertaining to the new ASU.
In November 2016, the FASB issued an ASU that is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows ("Restricted Cash"). As a result of this update, restricted cash is included within cash and cash equivalents on our statements of consolidated cash flows. Effective January 1, 2018, we adopted the requirements of this ASU retrospectively.
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"). The update requires employers to report the current service cost component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented separately from service cost and outside of income from operations. As a result of this update, the net amount of interest cost, prior service cost and expected return on plan assets is now presented as other income. Effective January 1, 2018, we adopted the requirements of this ASU retrospectively, as required.
We have recast our consolidated financial statements from amounts previously reported due to the adoption of new revenue recognition, pension and restricted cash standards. Impacted consolidated balance sheet line items, which reflect the adoption of the new ASUs, are as follows (in millions):

	December 31, 2017
	As previously reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Assets:
Other current assets	$1,133	$170	$—	$—	$1,303
Total current assets	15,548	170	—	—	15,718
Deferred income tax assets	265	1	—	—	266
Total Assets	$45,403	$171	$—	$—	$45,574
Liabilities:
Accounts payable	$3,872	$62	$—	$—	$3,934
Accrued wages and withholdings	2,521	87	—	—	2,608
Other current liabilities(1)	905	29	—	—	934
Total current liabilities	12,708	178	—	—	12,886
Deferred income tax liabilities	757	(1)	—	—	756
Shareowners' Equity:
Retained earnings	5,858	(6)	—	—	5,852
Total Shareowners' Equity	1,030	(6)	—	—	1,024
Total Liabilities and Shareowners' Equity	$45,403	$171	$—	$—	$45,574
(1) The caption "Other current liabilities" was presented separately from "Hedge margin liabilities" of $17 million in the Form 10-K at December 31, 2017. These captions have been collapsed in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 included within this Form 10-Q.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statement of operations, which reflects the adoption of the new ASUs, is as follows (in millions):

	Three months ended March 31, 2017
	As previously reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Revenue	$15,315	$195	$—	$—	$15,510
Operating Expenses:
Compensation and benefits	8,131	—	180	—	8,311
Repairs and maintenance	390	—	—	—	390
Depreciation and amortization	554	—	—	—	554
Purchased Transportation	2,366	179	—	—	2,545
Fuel	621	—	—	—	621
Other occupancy	299	—	—	—	299
Other expenses	1,170	3	—	—	1,173
Total Operating Expenses	13,531	182	180	—	13,893
Operating Profit	1,784	13	(180)	—	1,617
Other Income and (Expense):
Investment income and other	15	—	180	—	195
Interest expense	(102)	—	—	—	(102)
Total Other Income and (Expense)	(87)	—	180	—	93
Income Before Income Taxes	1,697	13	—	—	1,710
Income Tax Expense	539	5	—	—	544
Net Income	$1,158	$8	$—	$—	$1,166
Basic earnings per share	$1.32	$0.01	$—	$—	$1.33
Diluted earnings per share	$1.32	$0.01	$—	$—	$1.33
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited impacted consolidated statement of cash flows line items, which reflect the adoption of the new ASUs, are as follows (in millions):

	Three months ended March 31, 2017
	As previously reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Net Income	$1,158	$8	$—	$—	$1,166
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax (benefit) expense	94	5	—	—	99
Other assets	397	(14)	—	—	383
Accounts payable	(675)	2	—	—	(673)
Accrued wages and withholdings	(35)	1	—	—	(34)
Other liabilities	(272)	(2)	—	—	(274)
Cash flows from operating activities	239	—	—	—	239
Purchase of marketable securities	(519)	—	—	10	(509)
Net cash used in investing activities	(920)	—	—	10	(910)
Net decrease in cash, cash equivalents and restricted cash	(789)	—	—	10	(779)
Cash, cash equivalents and restricted cash at the beginning of period	3,476	—	—	445	3,921
Cash, cash equivalents and restricted cash at the end of period	$2,687	$—	$—	$455	$3,142
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Effective January 1, 2018, we early-adopted this ASU and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. This resulted in a $735 million increase to retained earnings and a $735 million decrease to AOCI. Our current accounting policy for releasing income tax effects from other comprehensive income is based on a portfolio approach.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In August 2017, the FASB issued an ASU to enhance recognition of the economic results of hedging activities in the financial statements. In addition, this update makes certain targeted improvements to simplify the application of the hedge accounting guidance and increase transparency regarding the scope and results of hedging activities. The guidance will generally be applied prospectively and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued an ASU to require the premium on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the proposed update. Under U.S. GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. Only in cases when an entity has a large number of similar securities is it allowed to consider estimates of principal prepayments. Amortization of the premium over the contractual life of the instrument can result in losses being recorded for the unamortized premium if the issuer exercises the call feature prior to maturity. The standard will be effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
In January 2017, the FASB issued an ASU to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be effective for us in the first quarter of 2020, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued an ASU that requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from the current treatment. This new guidance requires modified retrospective application and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption on our consolidated financial position, results of operations, cash flows and related disclosures, as well as the impact of adoption on policies, practices and systems. Based on the preliminary evaluation of our lease portfolio, we believe the largest impact will be accounting for leases for real estate, as we have a large portfolio of leased properties. As of December 31, 2017, we had $1.637 billion of future minimum operating lease commitments that are not currently recognized on our consolidated balance sheets. We expect material changes to our consolidated balance sheets as a result of the new standard.
Other accounting pronouncements issued, but not effective until after March 31, 2018, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pick-up, transportation and delivery of packages and freight (referred to hereafter as “transportation services”), whether carried out by or arranged by UPS, both domestically and internationally, which generally occurs over a short period of time. Additionally, we provide value-added logistics services to customers through our global network of company-owned and leased distribution centers and field stocking locations, both domestically and internationally.
Disaggregation of Revenue

	Three months ended March 31,
	2018	2017
Revenue:
Next Day Air	$1,784	$1,665
Deferred	1,069	970
Ground	7,374	6,901
U.S. Domestic Package	$10,227	$9,536

Domestic	$716	$613
Export	2,672	2,337
Cargo & Other	145	124
International Package	$3,533	$3,074

Forwarding	$1,605	$1,266
Logistics	782	740
Freight	777	707
Other	189	187
Supply Chain & Freight	$3,353	$2,900

Consolidated revenue	$17,113	$15,510
We account for a contract when both parties have approved the contract and are committed to perform their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the basis of revenue recognition in accordance with U.S. GAAP. To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide distinct services within a contract, such as transportation services of their goods. The vast majority of our contracts with customers for transportation services include only one performance obligation, the transportation services themselves. However, if a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We frequently sell standard transportation services with observable standalone sales prices. In these instances, the observable standalone sales are used to determine the standalone selling price.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In certain of our business units, such as Logistics, we sell customized customer-specific solutions in which we provide a significant service of integrating a complex set of tasks and components into a single capability (even if that single capability results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. In these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.
Satisfaction of Performance Obligations
We generally recognize revenue over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our customers receive the benefit of our services as the goods are transported from one location to another. Further, if we were unable to complete delivery to the final location, another entity would not need to reperform the transportation service already performed.
As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer. In our Logistics business we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.
Variable Consideration
It is common for our contracts to contain customer incentives, guaranteed service refunds or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded upon achievement of certain incentive tiers or performance metrics. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts of revenue, which may be reduced by incentives or other contract provisions, in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of anticipated customer spending and all information (historical, current and forecasted) that is reasonably available to us.
Contract Modifications
Contracts are often modified to account for changes in the rates we charge our customers or to add additional distinct services. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that add additional distinct goods or services are treated as separate contracts. Contract modifications that do not add distinct goods or services typically change the price of existing services. These contract modifications will be accounted for prospectively as the remaining performance obligations are distinct.
Payment Terms
Under the typical payment terms of our customer contracts, the customer pays at periodic intervals (i.e., every 14 days, 30 days, 45 days, etc.) for shipments included on invoices received. Invoices are generated each week on the week-ending day, which is Saturday for the majority of our U.S. Domestic Package business, but could be another day depending on the business unit or the specific agreement with the customer. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our revenue contracts with customers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principal vs. Agent Considerations
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. U.S. GAAP requires us to evaluate whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than the agent within their revenue arrangements. This required a change for certain of our Supply Chain & Freight businesses where previously revenue was reported net of associated purchased transportation costs. Revenue and the associated purchased transportation costs are now both reported on a gross basis within our statement of consolidated income.
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Our total provision for doubtful accounts charged to expense before recoveries during the quarters ended March 31, 2018 and 2017 was $12 and $39 million, respectively.
Contract Assets and Liabilities
Contract assets include billed and unbilled amounts resulting from in-transit packages, as we have an unconditional right to payment only once all performance obligations have been completed (i.e., packages have been delivered), and our right to payment is not solely based on the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions.
Our contract liabilities consist of advance payments and billings in excess of revenue and deferred revenue. Advance payments and billings in excess of revenue represent payments received from our customers that will be earned over the contract term. Deferred revenue represents the amount of revenue due from customers related to in-transit shipments that has not yet been earned based on our selected measure of progress. We classify advance payments and billings in excess of revenue as either current or long-term, depending on the period over which the advance payment will be earned. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which typically occurs within a short window after period-end. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that deferred revenue balance.
Contract assets related to in-transit packages were $175 and $170 million at March 31, 2018 and December 31, 2017, respectively, net of deferred revenue related to in-transit packages of $224 and $174 million at March 31, 2018 and December 31, 2017, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Contract liabilities related to advanced payments from customers were $35 and $31 million at March 31, 2018 and December 31, 2017, respectively. Contract liabilities are included within "Other current liabilities" in the consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION
We issue employee share-based awards under the UPS Incentive Compensation Plan, which permits the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units to eligible employees (restricted stock and stock units, restricted performance shares and performance units are herein referred to as "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date, and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units upon which they are earned.
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
Management Incentive Award Program ("MIP")
During the first quarter of 2018, we granted Restricted Units under MIP to certain eligible management employees. Restricted Units granted under MIP generally vest over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death or disability, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs).
Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement date to be February 7, 2018 (for U.S.-based employees), March 1, 2018 (for management committee employees) and March 26, 2018 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $111.91, $106.43 and $103.70 on those dates, respectively.
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under LTIP to certain eligible management employees. The performance targets are equally-weighted among consolidated operating return on invested capital ("ROIC"), growth in currency-constant consolidated revenue and total shareowner return ("RTSR") relative to a peer group of companies. These Restricted Units generally vest at the end of a three-year period (except in the case of death, disability, or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets established on the grant date.
For the two-thirds of the award related to ROIC and growth in currency-constant consolidated revenue, we recognize the grant date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award related to RTSR is valued using a Monte Carlo model. We recognize the grant date fair value of this portion of the award as compensation expense (less estimated forfeitures) ratably over the vesting period.
There were no LTIP awards granted in the first quarter of 2018.
Based on the date that the eligible management population and performance targets were approved for the 2017 LTIP Award, we determined the award measurement date to be March 24, 2017; therefore, the target Restricted Units awarded for the ROIC and growth in currency-constant consolidated revenue portions of the award were valued for stock compensation expense using the closing New York Stock Exchange price of $105.05 on that date.
The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2017 are as follows:

2017
Risk-free interest rate	1.46%
Expected volatility	16.59%
Weighted-average fair value of units granted	$119.29
Share payout	113.55%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
During the first quarter of 2018, we granted non-qualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death or disability, in which case immediate vesting occurs). The options granted will expire ten years after the date of the grant. In the first quarter of 2018, we granted 0.3 and 0.01 million stock options at a grant price of $106.43 and $104.45, respectively, which is based on the closing New York Stock Exchange price on March 1, 2018 and March 22, 2018, respectively. In the first quarter of 2017, we granted 0.3 million stock options at a grant price of $106.87, which is based on the closing New York Stock Exchange price on March 1, 2017.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options granted in 2018 and 2017 are as follows:

	2018	2017
Expected dividend yield	2.93%	2.89%
Risk-free interest rate	2.84%	2.15%
Expected life (in years)	7.5	7.5
Expected volatility	16.72%	17.81%
Weighted-average fair value of options granted	$15.23	$14.70

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended March 31, 2018 and 2017 was $239 and $212 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2018 and December 31, 2017 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2018:
Current trading marketable securities:
Corporate debt securities	$75	$—	$—	$75
Equity Securities	2	—	—	2
Total trading marketable securities	$77	$—	$—	$77

Current available-for-sale securities:
U.S. government and agency debt securities	$312	$—	$(4)	$308
Mortgage and asset-backed debt securities	32	—	(1)	31
Corporate debt securities	229	1	(2)	228
U.S. state and local municipal debt securities	10	—	—	10
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	$594	$1	$(7)	$588

Total current marketable securities	$671	$1	$(7)	$665

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2017:
Current trading marketable securities:
Corporate debt securities	$75	$—	$—	$75
Carbon credit investments (1)	77	16	—	93
Total trading marketable securities	$152	$16	$—	$168

Current available-for-sale securities:
U.S. government and agency debt securities	$286	$—	$(3)	$283
Mortgage and asset-backed debt securities	86	—	—	86
Corporate debt securities	201	1	(1)	201
Equity securities	2	—	—	2
Non-U.S. government debt securities	9	—	—	9
Total available-for-sale marketable securities	$584	$1	$(4)	$581

Total current marketable securities	$736	$17	$(4)	$749
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 14 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of March 31, 2018. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2018, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$129	$129
Due after one year through three years	434	429
Due after three years through five years	22	21
Due after five years	84	84
	669	663
Equity and carbon credit investments	2	2
	$671	$665
Non-Current Investments and Restricted Cash
Non-current investments and restricted cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities. Collateral provided is reflected in "Cash, cash equivalents and restricted cash" in the statements of consolidated cash flows. At March 31, 2018 and December 31, 2017, we had $282 and $449 million in self-insurance investments and restricted cash, respectively.
We held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at March 31, 2018 and December 31, 2017. The quarterly change in investment fair value is recognized in "Investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $10 and $15 million as of March 31, 2018 and December 31, 2017, respectively.
The amounts described above are classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions).

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$3,544	$3,320	$2,687
Restricted cash	282	449	455
Total cash, cash equivalents and restricted cash	$3,826	$3,769	$3,142
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other non-current investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.92% and 7.56% as of March 31, 2018 and December 31, 2017, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis.
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2018:
Marketable Securities:
U.S. government and agency debt securities	$308	$—	$—	$308
Mortgage and asset-backed debt securities	—	31	—	31
Corporate debt securities	—	303	—	303
U.S. state and local municipal debt securities	—	10	—	10
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	308	357	—	665
Other non-current investments	19	—	3	22
Total	$327	$357	$3	$687

December 31, 2017:
Marketable Securities:
U.S. government and agency debt securities	$283	$—	$—	$283
Mortgage and asset-backed debt securities		86	—	86
Corporate debt securities	—	276	—	276
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	9	—	9
Carbon credit investments	93	—	—	93
Total marketable securities	376	373	—	749
Other non-current investments	19	—	6	25
Total	$395	$373	$6	$774

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the above Level 3 instruments measured on a recurring basis for the three months ended March 31, 2018 and 2017 (in millions):

	Marketable Securities	Other Non-Current Investments	Total
Balance on January 1, 2018	$—	$6	$6
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(3)	(3)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2018	$—	$3	$3

	Marketable Securities	Other Non-Current Investments	Total
Balance on January 1, 2017	$—	$13	$13
Transfers into (out of) Level 3	—	—	—
Net realized and unrealized gains (losses):
Included in earnings (in investment income and other)	—	(2)	(2)
Included in accumulated other comprehensive income (pre-tax)	—	—	—
Purchases	—	—	—
Sales	—	—	—
Balance on March 31, 2017	$—	$11	$11
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Marketable Securities	Other Investments

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2018 and December 31, 2017 consist of the following (in millions):

	2018	2017
Vehicles	$9,422	$9,365
Aircraft	16,444	16,248
Land	1,782	1,582
Buildings	4,150	4,035
Building and leasehold improvements	4,049	3,934
Plant equipment	9,833	9,387
Technology equipment	1,956	1,907
Equipment under operating leases	—	29
Construction-in-progress	2,673	2,239
	50,309	48,726
Less: Accumulated depreciation and amortization	(27,070)	(26,608)
	$23,239	$22,118

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three months ended March 31, 2018 and 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2018 and 2017 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Three Months Ended March 31:
Service cost	$416	$390	$7	$7	$16	$15
Interest cost	449	462	26	28	12	10
Expected return on assets	(801)	(712)	(2)	(2)	(20)	(16)
Amortization of prior service cost	49	48	2	2	—	—
Net periodic benefit cost	$113	$188	$33	$35	$8	$9
During the first three months of 2018, we contributed $24 and $20 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute $74 and $59 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
The components of net periodic benefit cost other than current service cost are presented within “Investment income and other” in the statements of consolidated income.
Plan Amendments and Curtailments
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
Effective June 23, 2017, the Company amended the UPS 401(k) Savings Plan so that non-union employees who currently participate in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, earn a UPS Retirement Contribution beginning January 1, 2023. UPS will contribute 5% to 8% of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. The amendment also provides for transition contributions for certain participants. There was no impact to the statement of consolidated income for the quarter ended March 31, 2018 as a result of the above changes.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018 and December 31, 2017 we had $857 and $859 million, respectively, recorded in "Other non-current liabilities," as well as $8 million as of March 31, 2018 and December 31, 2017, recorded in "Other current liabilities," on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 45 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2018 and December 31, 2017 was $868 and $921 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
We account for this potential obligation under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”). Under ASC 715 we are required to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely solution to this matter and the broader systemic problems facing multiemployer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities. Our best estimate as of the measurement date of December 31, 2017 did not incorporate this solution. However, if a future change in law resulted in an obligation to provide coordinating benefits under the UPS/IBT Plan, it may be a significant event, and may require us to remeasure the plan assets and projected benefit obligation of the UPS/IBT Plan at the date the law is enacted.
Our best estimate of the next most likely outcome to resolve the CSPF’s solvency concerns is that the CSPF will submit another MPRA filing to forestall insolvency without reducing benefits to the UPS Transfer Group. If the CSPF attempts to reduce benefits for the UPS Transfer Group under a MPRA filing, we would be in a strong legal position to prevent that from occurring given that these benefits cannot be reduced without our consent and such a reduction, without first exhausting reductions to other groups in the CSPF, would be contrary to the statute. Accordingly, our best estimate as of the measurement date of December 31, 2017, was that there is no liability to be recognized for additional coordinating benefits of the UPS/IBT Plan. However, the projected benefit obligation could materially increase as the uncertainties are resolved. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with ASC 715.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2018 and December 31, 2017 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2017:	$715	$435	$2,722	$3,872
Acquired	—	—	—	—
Currency / Other	—	3	18	21
March 31, 2018:	$715	$438	$2,740	$3,893

The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2018 and December 31, 2017 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2018:
Capitalized software	$3,402	$(2,357)	$1,045
Licenses	114	(17)	97
Franchise rights	146	(99)	47
Customer relationships	777	(174)	603
Trade name	200	—	200
Trademarks, patents and other	68	(35)	33
Total Intangible Assets, Net	$4,707	$(2,682)	$2,025
December 31, 2017:
Capitalized software	$3,273	$(2,310)	$963
Licenses	114	(10)	104
Franchise rights	144	(97)	47
Customer relationships	776	(160)	616
Trade name	200	—	200
Trademarks, patents and other	71	(37)	34
Total Intangible Assets, Net	$4,578	$(2,614)	$1,964

As of March 31, 2018, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $5 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2018 and December 31, 2017 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2018	2017
Commercial paper	$2,622	2018	$2,622	$3,203
Fixed-rate senior notes:
5.500% senior notes	750	2018	—	751
5.125% senior notes	1,000	2019	1,010	1,019
3.125% senior notes	1,500	2021	1,526	1,549
2.050% senior notes	700	2021	697	696
2.450% senior notes	1,000	2022	961	979
2.350% senior notes	600	2022	597	597
2.500% senior note	1,000	2023	993	992
2.800% senior note	500	2024	496	495
2.400% senior note	500	2026	497	497
3.050% senior note	1,000	2027	991	990
6.200% senior notes	1,500	2038	1,482	1,482
4.875% senior notes	500	2040	490	489
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750 % senior notes	1,150	2047	1,136	1,135
Floating-rate senior notes:
Floating-rate senior notes	350	2021	349	348
Floating-rate senior notes	400	2022	398	398
Floating-rate senior notes	500	2023	498	496
Floating-rate senior notes	1,043	2049-2067	1,031	1,032
8.375% Debentures:
8.375% debentures	424	2020	441	447
8.375% debentures	276	2030	282	282
Pound Sterling notes:
5.500% notes	93	2031	88	84
5.125% notes	640	2050	610	586
Euro senior notes:
0.375% notes	862	2023	856	832
1.625% notes	862	2025	856	833
1.000% notes	616	2028	612	595
1.500% notes	616	2032	611	594
Floating-rate senior notes	616	2020	614	598
Canadian senior notes:
2.125% notes	580	2024	577	593
Capital lease obligations	580	2018-3005	580	500
Facility notes and bonds	320	2029-2045	319	319
Other debt	13	2018-2022	13	19
Total debt	$23,988		23,092	24,289
Less: Current maturities			(2,683)	(4,011)
Long-term debt			$20,409	$20,278
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of March 31, 2018: $2.511 billion with an average interest rate of 1.73% and €90 million ($111 million) with an average interest rate of -0.43%. As of March 31, 2018, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Classification
We have classified certain floating-rate senior notes that are putable by the note holders as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
Debt Repayments
On January 15, 2018, our $750 million 5.500% senior notes matured and were repaid in full.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on March 22, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2018.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 24, 2022. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2018.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2018 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2018, 10% of net tangible assets was equivalent to $2.740 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $23.968 and $25.206 billion as of March 31, 2018 and December 31, 2017, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
In AFMS LLC v. UPS and FedEx Corporation, a lawsuit filed in federal court in the Central District of California in August 2010, the plaintiff asserts that UPS and FedEx violated U.S. antitrust law by conspiring to refuse to negotiate with third-party negotiators retained by shippers and by individually imposing policies that prevent shippers from using such negotiators. The Court granted summary judgment motions filed by UPS and FedEx, entered judgment in favor of UPS and FedEx, and dismissed the case. Plaintiff appealed to the Court of Appeals for the Ninth Circuit. In August 2017, the Ninth Circuit affirmed the District Court's order dismissing the case. AFMS filed a petition for rehearing in September 2017, which was denied. AFMS filed a Petition for Writ of Certiorari in the Supreme Court, which was denied on February 26, 2018. The Antitrust Division of the U.S. Department of Justice (“DOJ”) opened a civil investigation of our policies and practices for dealing with third-party negotiators. These matters are now concluded with no liability to UPS.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheet at March 31, 2018. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court’s analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. UPS filed its opening brief with the Appellate Court in October 2017 the State and City of New York filed their brief on February 21, 2018. We expect oral argument will be scheduled during 2018.
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
In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) opened an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing a fine on UPS of €19.2 million. UPS will seek a suspension of the implementation of the decision (including payment of the fine) and intends to appeal the decision on the merits. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2018 the Turkish competition authority opened an investigation into nine companies (including UPS) in the small package industry related to alleged customer allocations in violation of Turkish competition law. The investigation is in its early stages. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2018, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of March 31, 2018, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts):

	2018		2017
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	173	$2	180	$2
Common stock purchases	(1)	—	(1)	—
Stock award plans	3	—	3	—
Common stock issuances	2	—	1	—
Conversions of class A to class B common stock	(3)	—	(3)	—
Class A shares issued at end of period	174	$2	180	$2
Class B Common Stock
Balance at beginning of period	687	$7	689	$7
Common stock purchases	(1)	—	(3)	—
Conversions of class A to class B common stock	3	—	3	—
Class B shares issued at end of period	689	$7	689	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		20		15
Common stock purchases		(136)		(174)
Common stock issuances		155		132
Option premiums received (paid)		(39)		27
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$5,852		$4,880
Net income attributable to common shareowners		1,345		1,166
Dividends ($0.91 and $0.83 per share)		(840)		(774)
Common stock purchases		(119)		(275)
Reclassification from AOCI pursuant to the early adoption of ASU 2018-02		735		—
Balance at end of period		$6,973		$4,997
We repurchased 2.2 million shares of class A and class B common stock for $255 million during the three months ended March 31, 2018, and 4.2 million shares for $449 million during the three months ended March 31, 2017. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of March 31, 2018, we had $4.084 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2018, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $39 million during the first three months of 2018 and received $27 million during the first three months 2017, related to entering into and settling capped call options for the purchase of class B shares. As of March 31, 2018, we had outstanding options for the purchase of 0.9 million shares with a weighted average strike price of $102.57 per share that will settle during 2018.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. Additionally, effective January 1, 2018, we early adopted an ASU that allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act (see note 2 for further information). The activity in AOCI for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	2018	2017
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(930)	$(1,016)
Translation adjustment (net of tax effect of $(9) and $(14))	(6)	30
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(47)	—
Balance at end of period	(983)	(986)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(1)
Current period changes in fair value (net of tax effect of $(1) and $0)	(4)	—
Reclassification to earnings (net of tax effect of $1 and $0)	1	—
Balance at end of period	(5)	(1)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(366)	(45)
Current period changes in fair value (net of tax effect of $(33) and $(17))	(102)	(30)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(79)	—
Reclassification to earnings (net of tax effect of $12 and $(7))	36	(11)
Balance at end of period	(511)	(86)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,569)	(3,421)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(609)	—
Reclassification to earnings (net of tax effect of $12 and $18)	39	32
Balance at end of period	(4,139)	(3,389)
Accumulated other comprehensive income (loss) at end of period	$(5,638)	$(4,462)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2018 and 2017 is as follows (in millions):

Three Months Ended March 31:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2018	2017
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	$(2)	$—	Investment income
Income tax expense	1	—	Income tax expense
Impact on net income	(1)	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(7)	Interest expense
Foreign exchange contracts	(42)	25	Revenue
Income tax (expense) benefit	12	(7)	Income tax expense
Impact on net income	(36)	11	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(51)	(50)	Compensation and benefits
Income tax benefit	12	18	Income tax expense
Impact on net income	(39)	(32)	Net income

Total amount reclassified for the period	$(76)	$(21)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	2018		2017
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$37		$45
Reinvested dividends		1		1
Benefit payments		(7)		(10)
Balance at end of period		$31		$36
Treasury Stock:
Balance at beginning of period	(1)	$(37)	(1)	$(45)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	7	—	10
Balance at end of period	(1)	$(31)	(1)	$(36)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests increased $1 million for the three months ended March 31, 2018 and 2017, respectively.

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
Supply Chain & Freight
Supply Chain & Freight includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations, UPS Freight and other aggregated business units. Our Forwarding, Logistics and UPS Mail Innovations business units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. UPS Freight offers a variety of less-than-truckload ("LTL") and truckload ("TL") services to customers in North America. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the life sciences industry. Other aggregated business units within this segment include The UPS Store and UPS Capital.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and updated in note 3 for newly adopted accounting standards. Certain expenses are allocated between the segments using activity-based costing methods.
Segment information for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Revenue:
U.S. Domestic Package	$10,227	$9,536
International Package	3,533	3,074
Supply Chain & Freight	3,353	2,900
Consolidated	$17,113	$15,510
Operating Profit:
U.S. Domestic Package	$756	$950
International Package	594	518
Supply Chain & Freight	170	149
Consolidated	$1,520	$1,617

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to common shareowners	$1,345	$1,166
Denominator:
Weighted average shares	861	869
Deferred compensation obligations	1	1
Vested portion of restricted units	4	4
Denominator for basic earnings per share	866	874
Effect of dilutive securities:
Restricted units	4	4
Stock options	—	1
Denominator for diluted earnings per share	870	879
Basic earnings per share	$1.55	$1.33
Diluted earnings per share	$1.55	$1.33
Diluted earnings per share for the three months ended March 31, 2018 and 2017 excluded the effect of 0.3 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
Risk Management Policies
Changes in fuel prices, interest rates and foreign exchange rates impact our results of operations. These exposures are actively monitored by management. To manage the impact of these exposures, we enter into a variety of derivative financial instruments. Our objective is to manage, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
At March 31, 2018 and December 31, 2017, we held cash collateral of $0 and $17 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted. At March 31, 2018 and December 31, 2017, $406 and $174 million, respectively, of additional collateral was required to be posted with our counterparties.
Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Alternatively, we could be required to provide additional collateral or terminate transactions with certain counterparties in the event of a downgrade of our credit rating. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions were in a net liability position of $0 and $16 million at March 31, 2018 and December 31, 2017, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharge imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage, inter-modal and truckload services. We periodically enter into derivative contracts on energy commodity products to manage the price risk associated with forecasted transactions involving refined fuels, principally jet-A, diesel and unleaded gasoline. The objective of the hedges is to reduce the variability of cash flows, due to changing fuel prices, associated with the forecasted transactions involving those products. We normally designate and account for these contracts as cash flow hedges of the underlying forecasted transactions involving these fuel products and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or revenue when the underlying transactions occur.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2018 and December 31, 2017, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2018		December 31, 2017
Currency hedges:
Euro	EUR	4,652	EUR	4,942
British Pound Sterling	GBP	1,785	GBP	1,736
Canadian Dollar	CAD	1,393	CAD	1,259
Mexican Peso	MXN	—	MXN	169
Singapore Dollar	SGD	21	SGD	11

Interest rate hedges:
Fixed to Floating Interest Rate Swaps		$4,674		$5,424
Floating to Fixed Interest Rate Swaps		$778		$778

Investment market price hedges:
Marketable Securities	EUR	—	EUR	64
As of March 31, 2018, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$4	$2	$—	$—
Interest rate contracts	Other current assets	Level 2	—	1	—	1
Foreign exchange contracts	Other non-current assets	Level 2	9	1	—	—
Interest rate contracts	Other non-current assets	Level 2	31	59	10	43
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	14	18	16	17
Foreign exchange contracts	Other non-current assets	Level 2	8	—	8	—
Interest rate contracts	Other non-current assets	Level 2	24	26	24	26
Total Asset Derivatives			$90	$107	$58	$87

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$144	$93	$140	$91
Interest rate contracts	Other current liabilities	Level 2	—	—	—	—
Foreign exchange contracts	Other non-current liabilities	Level 2	249	194	240	193
Interest rate contracts	Other non-current liabilities	Level 2	51	28	30	12
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	15	1	17	—
Investment market price contracts	Other current liabilities	Level 2	—	16	—	16
Foreign exchange contracts	Other non-current liabilities	Level 2	7	—	7	—
Interest rate contracts	Other non-current liabilities	Level 2	—	—	—	—
Total Liability Derivatives			$466	$332	$434	$312
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three months ended March 31, 2018 and 2017 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2018	2017
Interest rate contracts	$1	$—
Foreign exchange contracts	(136)	(47)
Total	$(135)	$(47)
As of March 31, 2018, there are $198 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI that are expected to be reclassified to income over the 12 month period ended March 31, 2019. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is approximately 15 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three months ended March 31, 2018 and 2017.
The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2018 and 2017 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2018	2017
Foreign denominated debt	$(80)	$(37)
Total	$(80)	$(37)
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three months ended March 31, 2018 and 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three months ended March 31, 2018 and 2017 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2018	2017			2018	2017
Interest rate contracts	Interest Expense	$(54)	$(24)	Fixed-Rate Debt	Interest Expense	$54	$24

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three months ended March 31, 2018 and 2017 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2018	2017
Three Months Ended March 31:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	8	6
Investment market price contracts	Investment income and other	16	26
Total		$22	$30

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2018 was approximately 19.0% compared with 31.8% in the same period of 2017. The decrease in our effective tax rate was primarily due to the impact of the Tax Act, discussed further below, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the recognition of excess tax benefits related to share-based compensation in income tax expense reduced our effective tax rate by 2.7% for the three months ended March 31, 2018 compared to 3.2% in the same period of 2017. Other factors that impacted our effective tax rate in the first quarter of 2018 compared with the same period of 2017 include favorable resolutions of uncertain tax positions and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances.
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted into law the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including a permanent corporate rate reduction to 21% and a transition to a territorial international system effective in 2018. The Tax Act also includes provisions that affected 2017, including: (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries ("Transition Tax") that is payable over eight years; (2) requiring a remeasurement of all U.S. deferred tax assets and liabilities to the newly enacted corporate tax rate of 21%; and (3) providing for additional first-year depreciation that allows full expensing of qualified property placed into service after September 27, 2017.
In late December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under U.S. GAAP. If a company's accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Accordingly, we recorded provisional estimates in the year ended December 31, 2017 related to our Transition Tax liability, our change in indefinite reinvestment assertion for certain foreign subsidiaries and the remeasurement of our U.S. net deferred tax liabilities.
To calculate the amount of Transition Tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits ("E&P") of the foreign subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional liability of $310 million in the year ended December 31, 2017; however, there are certain factors that could impact our provisional estimate.
First, several of our foreign subsidiaries have a fiscal year-end other than December 31, and E&P for these subsidiaries cannot be precisely calculated until their fiscal years conclude during 2018. Second, we continue to gather additional information needed to precisely estimate the impact of the Transition Tax on our U.S. state and local tax liabilities given the complexity of the relevant state laws. Finally, we expect additional regulatory guidance and technical clarifications from the U.S. Department of the Treasury and Internal Revenue Service that could change our provisional estimate of the Transition Tax.
As the U.S. has moved to a territorial system, we have changed our indefinite reinvestment assertion with respect to the earnings of certain foreign subsidiaries. As a result, we recorded a provisional deferred tax liability and corresponding increase to deferred tax expense of $24 million in the year ended December 31, 2017. There are certain factors, discussed above with regard to the Transition Tax, which could also impact our provisional estimate for the change in indefinite reinvestment assertion. For all other foreign subsidiaries, we continue to assert that these earnings are indefinitely reinvested. We will continue to evaluate our indefinite reinvestment assertion for all foreign subsidiaries in light of the Tax Act and our provisional estimate is subject to change.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For our net U.S. deferred tax liabilities, we recorded a provisional decrease of $606 million with a corresponding reduction to deferred tax expense of $606 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, completing the analysis of our 2017 capital expenditures that qualify for full expensing and the state tax effect of adjustments made to federal temporary differences.
We have not made any measurement period adjustments related to our provisional estimates during the first quarter of 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.
NOTE 16. SUBSEQUENT EVENTS

On April 25, 2018, we announced that a select group of non-operations, retirement-eligible U.S. management employees were informed of their eligibility for participation in a special Voluntary Retirement Plan (VRP). Under the VRP, eligible employees will be offered a financial buyout to retire. The voluntary retirement program is designed to occur in phases to help maintain an orderly transition among those eligible to retire. The special VRP offer does not change the design, nor eligibility for, UPS retirement plans. This initiative will reduce headcount and lower on-going operating expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During the first quarter of 2018, we produced solid operating results in both our International Package and Supply Chain & Freight segments. Within the U.S. Domestic Package segment, unfavorable weather conditions, deployment of Saturday operations, higher pension expenses and the impact of bringing new facility and technology projects on-line, whose benefits will not be realized until future periods, negatively impacted our results. Consolidated revenue increased 10.3% to $17.113 billion for the first quarter of 2018 when compared to 2017. Revenue for the first quarter increased in all segments and major product categories as demand for our services remained strong. Operating profit for the three months ended March 31, 2018 was $1.520 billion.
Average daily package volume increased 4.6% for the first quarter of 2018. We reported first quarter 2018 net income of $1.345 billion and diluted earnings per share of $1.55, compared to 2017 net income of $1.166 billion and diluted earnings per share of $1.33.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2018	2017	%
Revenue (in millions)	$17,113	$15,510	10.3%
Operating Expenses (in millions)	15,593	13,893	12.2%
Operating Profit (in millions)	$1,520	$1,617	(6.0)%
Operating Margin	8.9%	10.4%
Average Daily Package Volume (in thousands)	19,395	18,546	4.6%
Average Revenue Per Piece	$10.97	$10.52	4.3%
Net Income (in millions)	$1,345	$1,166	15.4%
Basic Earnings Per Share	$1.55	$1.33	16.5%
Diluted Earnings Per Share	$1.55	$1.33	16.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments.
We supplement the reporting of our financial information determined under generally accepted accounting principles (“U.S. GAAP”) with certain non-GAAP financial measures including, as applicable, "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other pension income or expense, income tax expense and effective tax rate. We believe that these adjusted financial measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
Non-GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial information does not represent a comprehensive basis of accounting. Therefore, our non-GAAP financial information may not be comparable to similarly titled measures reported by other companies.
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
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our business. There were no significant changes in our expense allocation methodologies during 2018 or 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2018	2017	%
Average Daily Package Volume (in thousands):
Next Day Air	1,437	1,315	9.3%
Deferred	1,297	1,243	4.3%
Ground	13,545	13,008	4.1%
Total Avg. Daily Package Volume	16,279	15,566	4.6%
Average Revenue Per Piece:
Next Day Air	$19.40	$19.78	(1.9)%
Deferred	12.88	12.19	5.7%
Ground	8.51	8.29	2.7%
Total Avg. Revenue Per Piece	$9.82	$9.57	2.6%
Operating Days in Period	64	64
Revenue (in millions):
Next Day Air	$1,784	$1,665	7.1%
Deferred	1,069	970	10.2%
Ground	7,374	6,901	6.9%
Total Revenue	$10,227	$9,536	7.2%
Operating Expenses (in millions)	$9,471	$8,586	10.3%
Operating Profit (in millions)	$756	$950	(20.4)%
Operating Margin	7.4%	10.0%
Revenue
The change in overall revenue was impacted by the following factors in 2018 compared with the corresponding period of 2017:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2018 vs. 2017	4.6%	1.4%	1.2%	7.2%
Volume
Our overall volume increased in all products in the first quarter of 2018 compared with 2017, largely due to continued growth in overall retail sales, of which e-commerce continues to represent a larger percentage of the total growth. Growth was focused within manufacturing and healthcare industry verticals.
Business-to-consumer shipments, which represented approximately 50% of the total U.S. Domestic Package volume for the quarter, grew 10.6% and drove increases in both air and ground shipments. Business-to-business shipments were relatively flat in the first quarter of 2018 compared with 2017, largely due to headwinds from adverse weather events in the first quarter of 2018.
Among our air products, volume increased in the first quarter of 2018 for our Next Day Air and Deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Next Day Air, Next Day Air Saver and residential Three Day Select package products, as consumers continue to demand faster and more economical delivery options. This growth was slightly offset by a decline in Next Day Air Saver letter volume, largely due to declines in the professional services industry as a result of continued growth in digitization.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in ground volume in the first quarter of 2018 was driven by growth in residential ground and SurePost volume, which benefited from continued e-commerce demand. Business-to-business shipments were relatively flat in the quarter largely due to headwinds from adverse weather events in the first quarter of 2018. This decline was largely offset by an increase in our returns shipping services.
Rates and Product Mix
Overall revenue per piece increased 2.6% for the first quarter of 2018 compared with the same period of 2017 and was impacted by changes in base rates, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 24, 2017. UPS Ground rates and UPS Air services rates increased an average net 4.9%.
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the U.S. As of March 2018, Saturday service is available in approximately 5,000 cities and towns in the United States covering over 50% of the population. A Saturday pickup stop charge went into effect on May 1, 2017 and varies depending on the pickup service selected.
Revenue per piece for our Next Day Air services decreased in the first quarter of 2018 compared with 2017. The decrease in Next Day Air revenue per piece was primarily driven by a shift in customer and product mix, as our lower yielding products experienced much larger volume growth than our higher yielding products. This shift was offset slightly by an increase in the average billable weight per piece for our Next Day Air AM product. Revenue per piece of our deferred air services increased in the first quarter of 2018 compared with 2017 due to an increase in average billable weight per piece, partially offset by an unfavorable shift in product mix. All products were positively impacted by higher fuel surcharge rates for the first quarter of 2018.
Ground revenue per piece increased for the first quarter of 2018, primarily due to base rate increases and higher fuel surcharge rates. These factors were partially offset by changes in customer and product mix, as we experienced faster volume growth in our SurePost product and a decrease in average billable weight per piece in our commercial products.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended March 31,		Change
	2018	2017	% Point
Next Day Air / Deferred	6.9%	4.8%	2.1%
Ground	6.4%	5.4%	1.0%
Effective February 6, 2017, the U.S. fuel surcharge rates are reset weekly instead of monthly. In addition, the price indices have moved from a two month to a two week lag.
Total domestic fuel surcharge revenue increased by $117 million in the first quarter of 2018 as a result of higher fuel surcharge rates caused by increasing jet and diesel fuel prices, as well as the overall increase in package volume during the quarter. In addition to the factors above, fuel surcharge revenue was positively impacted by the changes to the fuel surcharge calculation, as the rates and price indices are updated more frequently to better align with prevailing market rates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses for the segment increased $885 million in the first quarter of 2018 compared with the same period of 2017 primarily due to pick-up and delivery costs (up $340 million), the costs of operating our domestic integrated air and ground network (up $378 million), the costs of package sorting (up $144 million) and accessorials and indirect operating costs (up $23 million) for the quarter. Unfavorable weather conditions in first quarter of 2018 increased expenses resulting from higher overtime hours in our operations, reduced productivity, as well as the additional use of outside contract carriers. We also incurred additional operating expenses in advancing the completion of capacity and efficiency related projects.
The growth in pick-up and delivery and network costs was impacted by several factors:

•
We incurred higher employee compensation and benefit costs largely resulting from volume growth and we were impacted by an increase in average daily union labor hours (up 8.8%), scheduled union pay rate increases and growth in the overall size of the workforce. Labor hour increases were also related to the significant expansion in Saturday operations. In addition, pension expense increased due to lower discount rates at year end used to measure the pension benefit obligation.

•
We incurred higher fuel expense in first quarter of 2018 primarily due to higher fuel prices, air network improvement initiatives and increased volume which resulted in higher fuel usage (an increase in package delivery miles driven and an increase in aircraft block hours of 16.9%). Fuel costs were partially offset by alternative fuel tax credits of $40 million in the first quarter of 2018 due to the passage of legislation.

•	We incurred higher costs associated with outside contract carriers primarily due to volume growth (including SurePost), higher fuel surcharges passed to us by carriers and general rate increases.
Total cost per piece increased 5.5% for the first quarter of 2018 compared with the same period of 2017. The cost per piece increase was primarily driven by service costs related to the improvement of our air and ground networks, additional aircraft leases to improve our air service reliability as well as costs related to the implementation of Saturday operations in additional markets.
Operating Profit and Margin
Operating profit decreased $194 million for the first quarter of 2018 compared with 2017, with operating margins decreasing 260 basis points to 7.4%. Within the first quarter of 2018, operating profit was negatively impacted by approximately $85 million associated with unfavorable weather conditions and higher purchased transportation costs due to volume growth. Fuel positively impacted operating profit largely due to alternative fuel tax credits of $40 million in the first quarter of 2018 due to the passage of legislation. Lower pension discount rates also increased employee benefit costs impacting operating profit by $55 million. Additionally, operating profit was impacted by costs related to continued investments in our operations, including implementation of Saturday operations in additional markets and new facility and technology projects. The benefits of these projects will not be realized until future periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2018	2017	%
Average Daily Package Volume (in thousands):
Domestic	1,670	1,683	(0.8)%
Export	1,446	1,297	11.5%
Total Avg. Daily Package Volume	3,116	2,980	4.6%
Average Revenue Per Piece:
Domestic	$6.70	$5.69	17.8%
Export	28.87	28.15	2.6%
Total Avg. Revenue Per Piece	$16.99	$15.47	9.8%
Operating Days in Period	64	64
Revenue (in millions):
Domestic	$716	$613	16.8%
Export	2,672	2,337	14.3%
Cargo and Other	145	124	16.9%
Total Revenue	$3,533	$3,074	14.9%
Operating Expenses (in millions)	$2,939	$2,556	15.0%
Operating Profit (in millions)	$594	$518	14.7%
Operating Margin	16.8%	16.9%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$193
Operating Expenses			(171)
Operating Profit			$22
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2018 compared with the corresponding period of 2017:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2018 vs. 2017	4.6%	1.5%	2.6%	6.2%	14.9%
Volume
Our overall average daily volume increased in the first quarter of 2018 compared with 2017 with growth across export products while domestic products remained relatively stable. The growth was due to increased demand across a number of sectors, including retail, high tech, industrial manufacturing and healthcare. Business-to-consumer shipments showed strong growth rates.
Export volume in the first quarter of 2018 grew across most major trade lanes, mainly driven by our European operations. European export volume showed significant growth to all regions, particularly in the Europe-to-U.S., Europe-to-Americas and intra-Europe trade lanes. Export volume from the U.S. grew in all trade lanes, led by the Europe and Asia Pacific regions. Export volume growth was strong across most major products, with a continued shift towards our premium express products, such as Worldwide Express and Transborder Express services.
Domestic volume remained stable in the first quarter of 2018 primarily due to two fewer local operating days compared to the first quarter of 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rates and Product Mix
On December 24, 2017 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total average revenue per piece increased 9.8% in the first quarter of 2018 compared to 2017, primarily due to a 620 basis point increase from currency. Additionally, total average revenue per piece was impacted by an increase in fuel surcharge revenue, as well as a shift in product mix, as the growth in higher yielding premium products continued to exceed the growth in our standard products.
Export revenue per piece increased 2.6% in the first quarter of 2018 compared with 2017, primarily due to a 430 basis point increase from currency. Additionally, export revenue per piece was impacted by an increase in fuel surcharge revenue, offset by shifts in product mix.
Domestic revenue per piece increased 17.8% in the first quarter of 2018 compared with 2017. Of this increase, 13.1% is from the impact of currency. The remaining increase is due to higher fuel surcharges as well as base rate pricing.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased $101 million for the first quarter of 2018 compared with 2017, due to volume increases and higher fuel prices.
Operating Expenses
Overall expenses for the segment increased $383 million in the first quarter of 2018 compared to 2017. The first quarter increase was due to a $171 million increase from currency exchange rate movements, increases in the costs of operating our air and ground networks and pick-up and delivery costs due to increased volumes and higher fuel prices.
The costs of operating our international integrated air and ground network increased $123 million for the first quarter of 2018 compared with 2017. The increase in network costs was largely driven by a 3.8% increase in aircraft block hours in the first quarter of 2018 and higher fuel prices. Additionally, pick-up and delivery costs increased $155 million in the first quarter of 2018 compared with 2017 largely due to increased volume.
The remaining change in operating expenses in the first quarter of 2018 compared with 2017 was largely due to an increase in the costs of package sorting and an increase in indirect operating costs.
Operating Profit and Margin
Operating profit increased $76 million in the first quarter of 2018 compared to 2017 while operating margin decreased 10 basis points to 16.8%. However, operating margins excluding the impact of currency improved 20 basis points. The quarter results were driven by increased volume and revenue growth across all regions and currency exchange rate movements of $22 million.
Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2018	2017	%
Freight LTL Statistics:
Revenue (in millions)	$661	$616	7.3%
Revenue Per Hundredweight	$24.76	$23.57	5.0%
Shipments (in thousands)	2,468	2,510	(1.7)%
Shipments Per Day (in thousands)	38.6	39.2	(1.7)%
Gross Weight Hauled (in millions of lbs)	2,670	2,613	2.2%
Weight Per Shipment (in lbs)	1,082	1,041	3.9%
Operating Days in Period	64	64
Revenue (in millions):
Forwarding	$1,605	$1,266	26.8%
Logistics	782	740	5.7%
Freight	777	707	9.9%
Other	189	187	1.1%
Total Revenue	$3,353	$2,900	15.6%
Operating Expenses (in millions):	$3,183	$2,751	15.7%
Operating Profit (in millions):	$170	$149	14.1%
Operating Margin	5.1%	5.1%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$51
Operating Expenses			(50)
Operating Profit			$1
* Amount represents the change in currency translation compared to the prior year.
Revenue
Total revenue for the Supply Chain & Freight segment increased $453 million, or 15.6%, for the first quarter of 2018 compared to 2017, which includes a 170 basis point benefit from currency.
Forwarding revenue increased $339 million in the first quarter of 2018 compared with 2017, primarily due to increased truckload brokerage freight volume as well as tonnage increases and sell price improvements in our international air freight forwarding business, driven by improving overall market demand. Our North American air freight forwarding business showed a slight decline in revenues in the first quarter of 2018 as increases in tonnage were offset by an unfavorable shift in product mix.
Logistics revenues increased by $42 million in the first quarter of 2018 compared with 2017, as we experienced growth in our retail, healthcare, aerospace and manufacturing industries offset by declines in high tech.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

UPS Freight revenue increased $70 million in the first quarter of 2018 driven by increases in weight per shipment from improved customer mix due to middle market growth. LTL revenue per hundredweight increased 5.0% as LTL base rate increases for certain shipments in the U.S., Canada and Mexico, averaging 4.9%, took effect June 26, 2017. Fuel surcharge revenue also increased $20 million in the first quarter, due to changes in overall LTL shipment volume and diesel fuel prices.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $432 million, or 15.7%, in the first quarter of 2018 compared to 2017, including a 180 basis point increase from currency.
Forwarding operating expenses increased $329 million for the first quarter of 2018 compared with 2017, largely due to increased purchased transportation. Purchased transportation expense increased $309 million in the first quarter of 2018 compared to 2017 primarily due to increased truckload brokerage freight volume and the resulting costs passed to us from outside transportation providers. Increased tonnage and third-party air carrier procurement rates in our North American and international air freight forwarding businesses also contributed to purchased transportation expenses.
Logistics operating expenses increased $33 million for the first quarter of 2018 compared with 2017 driven by costs associated with retail facility expansions and strategic information technology investments.
UPS Freight operating expenses increased $73 million for the first quarter of 2018 compared to 2017 primarily due to volume increases. The increase in operating expense was largely due to costs associated with operating our linehaul network ($27 million over the prior year) and increases in pick-up and delivery costs ($15 million over the prior year). The network costs and pick-up and delivery expenses were driven by higher fuel cost and higher expense for outside transportation carriers (largely due to LTL volume growth and fuel surcharges passed to us by outside carriers). Additionally, expenses associated with our ground-freight pricing product increased $17 million due to higher purchased transportation costs attributable to increases in overall volume.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $21 million, or 14.1%, in the first quarter of 2018 compared with 2017, including a 70 basis point benefit from currency.
Operating profit for the Forwarding unit increased $10 million in the first quarter of 2018 compared with 2017. Operating profit and margins in our international air freight forwarding business increased due to pricing improvement and volume increases, slightly offset by higher rates at which we procure capacity from third-party air carriers. Operating profit and margins for the North American air freight business decreased in the first quarter of 2018 primarily due to a shift in product mix.
Operating profit for the Logistics unit increased $9 million from 2018 compared to 2017, due to strong performance in our healthcare service solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2018	2017	%
Operating Expenses (in millions):
Compensation and Benefits	$9,045	$8,311	8.8%
Repairs and Maintenance	434	390	11.3%
Depreciation and Amortization	596	554	7.6%
Purchased Transportation	3,145	2,545	23.6%
Fuel	750	621	20.8%
Other Occupancy	361	299	20.7%
Other Expenses	1,262	1,173	7.6%
Total Operating Expenses	$15,593	$13,893	12.2%

Currency (Benefit) / Cost - (in millions)*			$221
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Employee payroll costs increased $473 million, largely due to higher U.S. domestic hourly and management compensation costs. U.S compensation costs were negatively impacted by adverse weather events during the quarter and the continued deployment of Saturday operations. In addition, we incurred additional costs related to bringing new facility and technology projects on-line, whose benefits will not be realized until future periods. Total compensation costs increased 9.5% for the first quarter 2018. U.S. Domestic compensation costs for hourly employees increased largely due to higher volume growth and contractual union wage increases, which drove an increase in headcount and an 8.8% increase in average daily union labor hours. Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce.
Benefits expense increased $261 million for the first quarter of 2018 compared with 2017 primarily due to the following factors:

•
Health and welfare costs increased $78 million for the first quarter, largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension and retirement benefits expense increased $74 million for the first quarter, primarily due to lower pension discount rates at year-end (which increased the pension benefit obligation) and contractually mandated contribution rate increases to multiemployer pension plans. These increases were partially offset by lower pension benefit guaranty corporation premiums due to prior voluntary pension contributions, as well as the amendment of the UPS Retirement Plan in the prior year.

•
Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $87 million for the first quarter, primarily driven by salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense increased $22 million for the first quarter. Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives. In 2017, we experienced more favorable actuarial adjustments, resulting in increased expense in 2018.

Repairs and Maintenance
The $44 million increase in repairs and maintenance expense for the first quarter of 2018 compared with 2017 was primarily due to routine repairs to buildings and facilities and maintenance of our transportation equipment and aircraft.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation and Amortization
Depreciation and amortization expense increased $42 million in the first quarter of 2018 compared with 2017, primarily due to the following factors: (1) increased depreciation expense on vehicles due to the overall increase in the size of our vehicle fleet in our package operations, (2) increased depreciation expense for buildings and facilities due to facility automation and capacity expansion projects and (3) increased amortization expense of intangible assets related to internally developed software.
Purchased Transportation
The $600 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the first quarter of 2018 compared with 2017 was primarily driven by the following factors:

•
Forwarding expense increased $309 million in the first quarter of 2018 compared to 2017, primarily due to increased truckload brokerage freight loads per day and increased tonnage and rates in our North American and international air freight forwarding businesses.

•
International Package expense increased $90 million in the first quarter of 2018 compared to 2017, primarily due to the increased usage of third-party carriers (due to higher volume) and an unfavorable impact from currency exchange rate movements.

•
U.S. Domestic Package expense increased $107 million for the first quarter of 2018 compared to 2017, primarily due to increased volume (including SurePost), rates and higher fuel surcharges passed to us from outside contract carriers.

•
UPS Freight expense increased $42 million in the first quarter of 2018 compared to 2017, primarily due to increases in our ground freight pricing product, LTL shipments and higher fuel surcharges passed to us from outside transportation providers.

Fuel
The $129 million increase in fuel expense for the first quarter of 2018 compared with 2017 was primarily due to higher jet fuel, diesel and unleaded gasoline prices, which increased fuel expense by $116 million. Additionally, increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic and International Package delivery miles driven, increased expense by $49 million in the first quarter of 2018. These increases were partially offset by increased fuel efficiency and increased alternative fuel tax credits due to the recent passage of tax legislation.
Other Occupancy
Other occupancy expense increased $62 million in the first quarter of 2018 as compared to 2017, primarily due to an increase in real estate and other property taxes, utility costs and rent related to the expansion of new facilities.
Other Expenses
The $89 million increase in other expense in the first quarter of 2018 compared with 2017 was primarily attributable to increases in transportation equipment rental, outside professional service costs, auto liability insurance, security protection, state and local taxes and data processing.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

The following table sets forth investment income and interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	%
(in millions)
Investment income and other	$294	$195	50.8%
Interest expense	$(153)	$(102)	50.0%
Investment Income and Other
The increase in investment income and other for the first quarter of 2018 as compared to 2017 is primarily due to an increase in other pension income. Pension financing income increased due to: year over year increases in pension trust assets from higher voluntary contributions; lower year-end discount rates; higher actual returns on plan assets in 2017 and the amendment of the UPS Retirement Plan in the prior year.
Interest Expense
Interest expense increased in the first quarter of 2018 as compared to 2017 primarily due to increased outstanding debt issued during 2017 and higher effective interest rates, partially offset by higher capitalized interest.
Income Tax Expense

The following table sets forth income tax expense and our effective tax rate for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	%
(in millions)
Income Tax Expense	$316	$544	(41.9)%
Effective Tax Rate	19.0%	31.8%
Our effective tax rate for the three months ended March 31, 2018 was approximately 19.0% compared with 31.8% in the same period of 2017. The decrease in our effective tax rate was primarily due to the impact of the Tax Cuts and Jobs Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the recognition of excess tax benefits related to share-based compensation in income tax expense reduced our effective tax rate by 2.7% for the three months ended March 31, 2018 compared to 3.2% in the same period of 2017 (see note 15 to the unaudited consolidated financial statements). Other factors that impacted our effective tax rate in the first quarter of 2018 compared with the same period of 2017 include favorable resolutions of uncertain tax positions and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of March 31, 2018, we had $4.209 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs and to fund dividend payments, share repurchases and long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper program and the ability to obtain alternative sources of financing. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	Three Months Ended March 31,
	2018	2017
Net income	$1,345	$1,166
Non-cash operating activities (a)	1,155	1,046
Pension and postretirement benefit contributions (UPS-sponsored plans)	(44)	(2,489)
Hedge margin receivables and payables	(249)	(244)
Income tax receivables and payables	1,344	367
Changes in working capital and other non-current assets and liabilities	514	413
Other operating activities	2	(20)
Net cash from operating activities	$4,067	$239
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense, and other non-cash items.

Net cash from operating activities increased $3.828 billion through the first quarter of 2018 compared to 2017, largely due to lower pension and postretirement benefit contributions and increased net cash receipts from income taxes. We made discretionary contributions to our three primary company-sponsored pension and U.S. postretirement medical benefit plans totaling $2.291 billion during the first quarter of 2017, with no comparable payments in 2018. The net cash receipts from income taxes increased in 2018 compared to 2017, primarily due to the timing of a $5.0 billion pension contribution made in December 2017 which resulted in a tax refund in the first quarter of 2018. Apart from the transactions described above, operating cash flow was impacted by changes in our working capital position and hedge margin payables and receivables.
As of March 31, 2018, our worldwide holdings of cash, cash equivalents and marketable securities was $4.209 billion, of which $1.938 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2018	2017
Net cash used in investing activities	$(1,446)	$(910)

Capital Expenditures:
Buildings, facilities and plant equipment	$(716)	$(539)
Aircraft and parts	(527)	(174)
Vehicles	(122)	(105)
Information technology	(172)	(120)
Total Capital Expenditures	$(1,537)	$(938)

Capital Expenditures as a % of Revenue	(9.0)%	(6.0)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$20	$11
Net (increase) decrease in finance receivables	$—	$(11)
Net (purchases), sales and maturities of marketable securities	$69	$47
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$—	$(25)
Other investing activities	$2	$6
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for anticipated future growth and the replacement of existing capacity. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. We anticipate that our total capital expenditures for 2018 will be approximately $6.5 to $7.0 billion.
Capital spending on buildings, facilities and plant equipment increased in the first three months of 2018 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Compared to 2017 capital spending on aircraft increased in 2018, due to contract deposits on open aircraft orders for 23 new Boeing 747-8F cargo aircraft and four new Boeing 767-300 cargo aircraft, as well as final payments associated with the delivery of two Boeing 747-8F cargo aircraft and a previously owned Boeing 767-300BCF. Capital spending on information technology increased in the first three months of 2018 due to further development of our Smart Logistics Network, technology enhancements and capitalized software projects. Capital spending on vehicles increased in the first three months of 2018, largely due to the timing of vehicle replacements and expansion of the overall vehicle fleet to support volume growth.
The proceeds from the disposal of property, plant and equipment increased in 2018 compared to 2017, largely due to the disposal of owned equipment under an operating lease. The net change in finance receivables was primarily due to growth in our cargo finance products offset by loan principal paydowns in our business credit portfolio. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions during the first three months of 2017 was related to the purchase of Freightex, with no comparable acquisitions in 2018. Other investing activities are impacted by changes in our non-current investments, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2018	2017
Net cash used in financing activities	$(2,550)	$(124)
Share Repurchases:
Cash expended for shares repurchased	$(261)	$(438)
Number of shares repurchased	(2.2)	(4.2)
Shares outstanding at period end	861	868
Percent increase in shares outstanding	0.2%	—%
Dividends:
Dividends declared per share	$0.91	$0.83
Cash expended for dividend payments	$(754)	$(695)
Borrowings:
Net borrowings of debt principal	$(1,332)	$1,131
Other Financing Activities:
Cash received for common stock issuances	$77	$74
Other financing activities	$(280)	$(196)
Capitalization:
Total debt outstanding at period end	$23,092	$17,240
Total shareowners’ equity at period end	1,375	569
Total capitalization	$24,467	$17,809
Debt to Total Capitalization %	94.4%	96.8%
We repurchased a total of 2.2 million shares of class A and class B common stock for $255 million in the first three months of 2018, and 4.2 million shares for $449 million in the first three months of 2017 ($261 and $438 million in repurchases for 2018 and 2017, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases).
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date. As of March 31, 2018, we had $4.084 billion of this share repurchase authorization available.
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
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.91 per share in 2018, compared with the previous $0.83 quarterly dividend rate in 2017. We expect to continue the practice of paying regular cash dividends.
Issuances of debt in the first three months of 2018 and 2017 consisted primarily of commercial paper and the issuance of $147 million of floating-rate senior notes in March 2017. Repayment of debt in 2018 consisted primarily of our $750 million 5.500% fixed-rate senior notes that matured in January 2018. In the first three months of 2017 there were no comparable repayments of fixed-rate or floating-rate senior notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (amount in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2018
USD	$2,511	$2,511	$2,956	$2,956	1.50%
EUR	€90	$111	€157	$193	(0.40)%
Total		$2,622
The cash outflows in other financing activities were impacted by several factors. Net cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $(39) and $27 million during the first three months of 2018 and 2017, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $248 and $225 million during the first three months of 2018 and 2017, respectively.

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
Contingencies
See note 10 and note 7 to the unaudited consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 15 for a discussion of income tax related matters.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Collective Bargaining Agreements
Status of Collective Bargaining Agreements
See note 7 to the unaudited consolidated financial statements for a discussion of the status of our collective bargaining agreements.
Multiemployer Benefit Plans
See note 7 to the unaudited consolidated financial statements for a discussion of our participation in multiemployer benefit plans.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
See note 2 to the unaudited consolidated financial statements for a discussion of recently adopted accounting standards.
Accounting Standards Issued But Not Yet Effective
See note 2 to the unaudited consolidated financial statements for a discussion of accounting standards issued, but not yet effective.
Rate Adjustments
Effective March 26, 2018, UPS Freight general rates increased by 5.9 percent. This rate adjustment applies to non-contractual less-than-truckload (LTL) shipments rated on the current UPS Freight tariffs. The impact of this general rate increase may vary by specific lane or shipment characteristics such as weight or class.
Effective April 2, 2018, UPS created separate fuel surcharges for Domestic Air shipments and International Air export shipments. These surcharges are based on the U.S. Gulf Coast Jet Fuel Price and adjusted weekly.
Effective July 8, 2018, the Large Package Surcharge for any U.S. Domestic package delivered to a residential address will be $90. The Additional Handling surcharge for any U.S. Domestic package exceeding 70 pounds in actual weight will be $19.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2018	December 31, 2017
Currency Derivatives	$(380)	$(267)
Interest Rate Derivatives	4	58
Investment Market Price Derivatives	—	(16)
	$(376)	$(225)
Our market risks, hedging strategies and financial instrument positions at March 31, 2018 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. In 2018, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso, and Singapore Dollar, as well as had forwards expire during the first three months of 2018. We had foreign currency options on the Euro, British Pound Sterling and Canadian Dollar that expired during the first three months of 2018. The remaining fair value changes between December 31, 2017 and March 31, 2018 in the preceding table are primarily due to interest rate, foreign currency exchange rate and market price changes between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $0 million and were required to post $406 million in cash collateral with our counterparties as of March 31, 2018.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference in this report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, please see note 10 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the first quarter of 2018 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2018	0.7	$130.04	0.7	$4,259
February 1 – February 28, 2018	0.7	113.61	0.7	$4,179
March 1 – March 31, 2018	0.8	107.78	0.8	$4,084
Total January 1 – March 31, 2018	2.2	$116.18	2.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
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

Item 6.	Exhibits
The following exhibits are either incorporated by reference into this report or filed with this report as indicated below.

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

11	—	Statement regarding Computation of per Share Earnings (incorporated by reference to Note 13 in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).

†12	—	Computation of Ratio of Earnings to Fixed Charges.

†31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	—
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 3, 2018	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)