Form 10-Q
period 2018-06-30
UNITED PARCEL SERVICE INC
filed 2018-08-02
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐ Emerging growth company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
There were 166,955,793 Class A shares, and 693,388,926 Class B shares, with a par value of $0.01 per share, outstanding at July 25, 2018.

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2018 (unaudited) and December 31, 2017 (In millions)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,214	$3,320
Marketable securities	720	749
Accounts receivable, net	7,363	8,773
Current income taxes receivable	307	1,573
Other current assets	1,270	1,303
Total Current Assets	13,874	15,718
Property, Plant and Equipment, Net	23,901	22,118
Goodwill	3,837	3,872
Intangible Assets, Net	2,028	1,964
Non-Current Investments and Restricted Cash	306	483
Deferred Income Tax Assets	210	266
Other Non-Current Assets	1,067	1,153
Total Assets	$45,223	$45,574
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,591	$4,011
Accounts payable	3,785	3,934
Accrued wages and withholdings	2,549	2,608
Self-insurance reserves	737	705
Accrued group welfare and retirement plan contributions	655	677
Other current liabilities	1,171	951
Total Current Liabilities	11,488	12,886
Long-Term Debt	20,120	20,278
Pension and Postretirement Benefit Obligations	7,026	7,061
Deferred Income Tax Liabilities	975	756
Self-Insurance Reserves	1,665	1,765
Other Non-Current Liabilities	1,593	1,804
Shareowners’ Equity:
Class A common stock (168 and 173 shares issued in 2018 and 2017, respectively)	2	2
Class B common stock (693 and 687 shares issued in 2018 and 2017, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	7,665	5,852
Accumulated other comprehensive loss	(5,346)	(4,867)
Deferred compensation obligations	31	37
Less: Treasury stock (1 share in 2018 and 2017)	(31)	(37)
Total Equity for Controlling Interests	2,328	994
Noncontrolling Interests	28	30
Total Shareowners’ Equity	2,356	1,024
Total Liabilities and Shareowners’ Equity	$45,223	$45,574

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$17,456	$15,927	$34,569	$31,437
Operating Expenses:
Compensation and benefits	9,024	8,284	18,069	16,595
Repairs and maintenance	423	392	857	782
Depreciation and amortization	542	562	1,138	1,116
Purchased transportation	3,209	2,614	6,354	5,159
Fuel	852	616	1,602	1,237
Other occupancy	321	264	682	563
Other expenses	1,312	1,158	2,574	2,331
Total Operating Expenses	15,683	13,890	31,276	27,783
Operating Profit	1,773	2,037	3,293	3,654
Other Income and (Expense):
Investment income and other	302	193	596	388
Interest expense	(149)	(111)	(302)	(213)
Total Other Income and (Expense)	153	82	294	175
Income Before Income Taxes	1,926	2,119	3,587	3,829
Income Tax Expense	441	735	757	1,279
Net Income	$1,485	$1,384	$2,830	$2,550
Basic Earnings Per Share	$1.71	$1.59	$3.27	$2.92
Diluted Earnings Per Share	$1.71	$1.58	$3.25	$2.91

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$1,485	$1,384	$2,830	$2,550
Change in foreign currency translation adjustment, net of tax	(78)	24	(84)	54
Change in unrealized gain (loss) on marketable securities, net of tax	—	1	(3)	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	332	(151)	266	(192)
Change in unrecognized pension and postretirement benefit costs, net of tax	38	386	77	418
Comprehensive Income	$1,777	$1,644	$3,086	$2,831

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$2,830	$2,550
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,138	1,116
Pension and postretirement benefit expense	308	463
Pension and postretirement benefit contributions	(92)	(2,530)
Self-insurance reserves	(66)	(17)
Deferred tax (benefit) expense	142	180
Stock compensation expense	378	345
Other (gains) losses	180	(11)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,270	1,138
Other assets	1,345	420
Accounts payable	(260)	(530)
Accrued wages and withholdings	(9)	(13)
Other liabilities	22	(458)
Other operating activities	14	(32)
Net cash from operating activities	7,200	2,621
Cash Flows From Investing Activities:
Capital expenditures	(2,849)	(2,009)
Proceeds from disposals of property, plant and equipment	35	14
Purchases of marketable securities	(446)	(1,082)
Sales and maturities of marketable securities	453	1,111
Net (increase) decrease in finance receivables	(4)	(16)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(2)	(57)
Other investing activities	(7)	14
Net cash used in investing activities	(2,820)	(2,025)
Cash Flows From Financing Activities:
Net change in short-term debt	68	(810)
Proceeds from long-term borrowings	513	3,815
Repayments of long-term borrowings	(2,014)	(1,220)
Purchases of common stock	(521)	(898)
Issuances of common stock	125	132
Dividends	(1,507)	(1,389)
Other financing activities	(271)	(186)
Net cash used in financing activities	(3,607)	(556)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(51)	30
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	722	70
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,769	3,921
End of period	$4,491	$3,991

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on our financial position or results of operations.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2018. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short and long-term debt in note 9 and our derivative instruments in note 14. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
(1) The caption "Other current liabilities" was presented separately from "Hedge margin liabilities" of $17 million in the Form 10-K at December 31, 2017. These captions have been collapsed in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 included within this Form 10-Q.
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statement of operations, which reflects the adoption of the new ASUs, is as follows (in millions):

	Three months ended June 30, 2017
	As previously reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Revenue	$15,750	$177	$—	$—	$15,927
Operating Expenses:
Compensation and benefits	8,105	—	179	—	8,284
Repairs and maintenance	392	—	—	—	392
Depreciation and amortization	562	—	—	—	562
Purchased transportation	2,443	171	—	—	2,614
Fuel	616	—	—	—	616
Other occupancy	264	—	—	—	264
Other expenses	1,152	6	—	—	1,158
Total Operating Expenses	13,534	177	179	—	13,890
Operating Profit	2,216	—	(179)	—	2,037
Other Income and (Expense):
Investment income and other	14	—	179	—	193
Interest expense	(111)	—	—	—	(111)
Total Other Income and (Expense)	(97)	—	179	—	82
Income Before Income Taxes	2,119	—	—	—	2,119
Income Tax Expense	735	—	—	—	735
Net Income	$1,384	$—	$—	$—	$1,384
Basic earnings per share	$1.59	$—	$—	$—	$1.59
Diluted earnings per share	$1.58	$—	$—	$—	$1.58
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30, 2017
	As previously reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Revenue	$31,065	$372	$—	$—	$31,437
Operating Expenses:
Compensation and benefits	16,236	—	359	—	16,595
Repairs and maintenance	782	—	—	—	782
Depreciation and amortization	1,116	—	—	—	1,116
Purchased transportation	4,809	350	—	—	5,159
Fuel	1,237	—	—	—	1,237
Other occupancy	563	—	—	—	563
Other expenses	2,322	9	—	—	2,331
Total Operating Expenses	27,065	359	359	—	27,783
Operating Profit	4,000	13	(359)	—	3,654
Other Income and (Expense):
Investment income and other	29	—	359	—	388
Interest expense	(213)	—	—	—	(213)
Total Other Income and (Expense)	(184)	—	359	—	175
Income Before Income Taxes	3,816	13	—	—	3,829
Income Tax Expense	1,274	5	—	—	1,279
Net Income	$2,542	$8	$—	$—	$2,550
Basic earnings per share	$2.91	$0.01	$—	$—	$2.92
Diluted earnings per share	$2.90	$0.01	$—	$—	$2.91

(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited impacted consolidated statement of cash flows line items, which reflect the adoption of the new ASUs, are as follows (in millions):

	Six months ended June 30, 2017
	As previously reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Net Income	$2,542	$8	$—	$—	$2,550
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax (benefit) expense	175	5	—	—	180
Other assets	440	(20)	—	—	420
Accounts payable	(534)	4	—	—	(530)
Accrued wages and withholdings	(18)	5	—	—	(13)
Other liabilities	(456)	(2)	—	—	(458)
Cash flows from operating activities	2,621	—	—	—	2,621
Purchase of marketable securities	(1,084)	—	—	2	(1,082)
Net cash used in investing activities	(2,027)	—	—	2	(2,025)
Net decrease in cash, cash equivalents and restricted cash	68	—	—	2	70
Cash, cash equivalents and restricted cash at the beginning of period	3,476	—	—	445	3,921
Cash, cash equivalents and restricted cash at the end of period	$3,544	$—	$—	$447	$3,991
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Effective January 1, 2018, we early adopted this ASU and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. This resulted in a $735 million increase to retained earnings and a $735 million decrease to AOCI. Our current accounting policy for releasing income tax effects from other comprehensive income is based on a portfolio approach.
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
In February 2016, the FASB issued an ASU that requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from the current treatment. This new guidance requires modified retrospective application and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We are currently evaluating this update and subsequent amendments to the original update to determine the full impact of its adoption on our consolidated financial position, results of operations, cash flows and related disclosures, as well as the impact of adoption on policies, practices and systems. We have reviewed and selected a new lease accounting system and are currently accumulating and processing lease data into the system. In addition, we are currently analyzing our internal control framework to determine if controls should be added or modified as a result of adopting this standard. Based on the preliminary evaluation of our lease portfolio, we believe the largest impact will be accounting for leases for real estate, as we have a large portfolio of leased properties that are currently accounted for as operating leases. As of December 31, 2017, we had $1.637 billion of future minimum operating lease commitments that are not currently recognized on our consolidated balance sheets. We expect material changes to our consolidated balance sheets as a result of the new standard.
Other accounting pronouncements issued, but not effective until after June 30, 2018, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Next Day Air	$1,830	$1,752	$3,614	$3,417
Deferred	1,080	1,020	2,149	1,990
Ground	7,444	6,969	14,818	13,870
U.S. Domestic Package	10,354	9,741	20,581	19,277

Domestic	700	623	1,416	1,236
Export	2,747	2,426	5,419	4,763
Cargo & Other	155	122	300	246
International Package	3,602	3,171	7,135	6,245

Forwarding	1,659	1,347	3,264	2,613
Logistics	784	718	1,566	1,458
Freight	853	755	1,630	1,462
Other	204	195	393	382
Supply Chain & Freight	3,500	3,015	6,853	5,915

Consolidated revenue	$17,456	$15,927	$34,569	$31,437
We account for a contract when both parties have approved the contract and are committed to perform their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. See note 2 for the adoption of new accounting standards.

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
In certain business units, such as Logistics, we sell customized customer-specific solutions in which we provide a significant service of integrating a complex set of tasks and components into a single capability (even if that single capability results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. In these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Principal vs. Agent Considerations
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. U.S. GAAP requires us to evaluate whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than the agent within their revenue arrangements. This required a change for certain of our Supply Chain & Freight businesses where previously revenue was reported net of associated purchased transportation costs. Revenue and the associated purchased transportation costs are now both reported on a gross basis within our statements of consolidated income.
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Our total provision for doubtful accounts charged to expense before recoveries during the quarters ended June 30, 2018 and 2017 was $29 and $24 million, respectively and $41 and $63 million during six months ended June 30, 2018 and 2017, respectively.
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
Our contract liabilities consist of advance payments and billings in excess of revenue as well as deferred revenue. Advance payments and billings in excess of revenue represent payments received from our customers that will be earned over the contract term. Deferred revenue represents the amount of consideration due from customers related to in-transit shipments that has not yet been recognized as revenue based on our selected measure of progress. We classify advance payments and billings in excess of revenue as either current or long-term, depending on the period over which the advance payment will be earned. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which typically occurs within a short window after period-end. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that deferred revenue balance.
Contract assets related to in-transit packages were $248 and $170 million at June 30, 2018 and December 31, 2017, respectively, net of deferred revenue related to in-transit packages of $231 and $174 million at June 30, 2018 and December 31, 2017, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advanced payments from customers were $8 and $31 million at June 30, 2018 and December 31, 2017, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advanced payments from customers were $26 million at June 30, 2018 and $0 at December 31, 2017, respectively. Long-term contract liabilities are included within "Other Non-Current liabilities" in the consolidated balance sheets.

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
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under LTIP to certain eligible management employees. The performance targets are equally-weighted among consolidated operating return on invested capital ("ROIC"), growth in currency-constant consolidated revenue and total shareowner return ("RTSR") relative to a peer group of companies. These Restricted Units generally vest at the end of a three-year period (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets established on the grant date.
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
Based on the date that the eligible management population and performance targets were approved for the 2018 LTIP Award, we determined the award measurement date to be May 9, 2018; therefore, the target Restricted Units awarded for the ROIC and growth in currency-constant consolidated revenue portions of the award were valued for stock compensation expense using the closing New York Stock Exchange price of $111.40 on that date.
The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2018 and 2017 are as follows:

	2018	2017
Risk-free interest rate	2.61%	1.46%
Expected volatility	16.51%	16.59%
Weighted-average fair value of units granted	$137.53	$119.29
Share payout	123.46%	113.55%
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

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended June 30, 2018 and 2017 was $139 and $133 million, respectively. Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the six months ended June 30, 2018 and 2017 was $378 and $345 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2018 and December 31, 2017 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2018:
Current trading marketable securities:
Corporate debt securities	$75	$—	$—	$75
Equity securities	2	—	—	2
Total trading marketable securities	77	—	—	77

Current available-for-sale securities:
U.S. government and agency debt securities	306	1	(4)	303
Mortgage and asset-backed debt securities	86	—	(1)	85
Corporate debt securities	243	—	(2)	241
Non-U.S. government debt securities	14	—	—	14
Total available-for-sale marketable securities	649	1	(7)	643

Total current marketable securities	$726	$1	$(7)	$720

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2017:
Current trading marketable securities:
Corporate debt securities	$75	$—	$—	$75
Carbon credit investments (1)	77	16	—	93
Total trading marketable securities	152	16	—	168

Current available-for-sale securities:
U.S. government and agency debt securities	286	—	(3)	283
Mortgage and asset-backed debt securities	86	—	—	86
Corporate debt securities	201	1	(1)	201
Equity securities	2	—	—	2
Non-U.S. government debt securities	9	—	—	9
Total available-for-sale marketable securities	584	1	(4)	581

Total current marketable securities	$736	$17	$(4)	$749
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 14 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of June 30, 2018. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2018, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$193	$193
Due after one year through three years	434	430
Due after three years through five years	24	23
Due after five years	73	72
	724	718
Equity securities	2	2
	$726	$720
Non-Current Investments and Restricted Cash
Non-current investments and restricted cash is primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities and cash equivalents. Collateral provided is reflected in "Cash, Cash Equivalents and Restricted Cash" in the statements of consolidated cash flows. At June 30, 2018 and December 31, 2017, we had $277 and $449 million in self-insurance investments and restricted cash, respectively.
We held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at June 30, 2018 and December 31, 2017. The quarterly change in investment fair value is recognized in "Investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $10 and $15 million as of June 30, 2018 and December 31, 2017, respectively.
The amounts described above are classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$4,214	$3,320	$3,544
Restricted cash	277	449	447
Total cash, cash equivalents and restricted cash	$4,491	$3,769	$3,991
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other non-current investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.11% and 7.56% as of June 30, 2018 and December 31, 2017, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis. The level 3 instruments measured on a recurring basis totaled $2 and $6 million as of June 30, 2018 and December 31, 2017, respectively.
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2018:
Marketable Securities:
U.S. government and agency debt securities	$303	$—	$—	$303
Mortgage and asset-backed debt securities	—	85	—	85
Corporate debt securities	—	316	—	316
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	14	—	14
Total marketable securities	303	417	—	720
Other non-current investments	19	—	2	21
Total	$322	$417	$2	$741

December 31, 2017:
Marketable Securities:
U.S. government and agency debt securities	$283	$—	$—	$283
Mortgage and asset-backed debt securities		86	—	86
Corporate debt securities	—	276	—	276
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	9	—	9
Carbon credit investments	93	—	—	93
Total marketable securities	376	373	—	749
Other non-current investments	19	—	6	25
Total	$395	$373	$6	$774
There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2018 and December 31, 2017 consists of the following (in millions):

	2018	2017
Vehicles	$9,435	$9,365
Aircraft	16,811	16,248
Land	1,777	1,582
Buildings	4,195	4,035
Building and leasehold improvements	4,114	3,934
Plant equipment	9,952	9,387
Technology equipment	2,001	1,907
Equipment under operating leases	—	29
Construction-in-progress	2,915	2,239
	51,200	48,726
Less: Accumulated depreciation and amortization	(27,299)	(26,608)
	$23,901	$22,118

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three and six months ended June 30, 2018 and 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2018 and 2017 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Three Months Ended June 30:
Service cost	$415	$389	$7	$7	$16	$14
Interest cost	450	462	26	28	11	10
Expected return on assets	(800)	(712)	(2)	(1)	(19)	(16)
Amortization of prior service cost	48	48	2	2	—	—
Net periodic benefit cost	$113	$187	$33	$36	$8	$8

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Six Months Ended June 30:
Service cost	$831	$779	$14	$14	$32	$29
Interest cost	899	924	52	56	23	20
Expected return on assets	(1,601)	(1,424)	(4)	(3)	(39)	(32)
Amortization of prior service cost	97	96	4	4	—	—
Net periodic benefit cost	$226	$375	$66	$71	$16	$17
During the first six months of 2018, we contributed $50 and $42 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute $48 and $37 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
The components of net periodic benefit cost other than current service cost are presented within “Investment income and other” in the statements of consolidated income.
Plan Amendments and Curtailments
In the quarter ended June 30, 2017, we amended the UPS Retirement Plan and the UPS Excess Coordinating Benefit Plan to cease accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023. We remeasured plan assets and pension benefit obligations for the affected pension plans as of June 30, 2017, resulting in a net actuarial gain of $569 million. This reflected a curtailment gain of $1.525 billion resulting from the benefit plan changes that was partially offset by net actuarial losses of $956 million, driven by a reduction of approximately 32 basis points in the discount rate compared to December 31, 2016, offset by actual assets returns approximately 275 basis points above our expected return as of the remeasurement date. The net curtailment gain reduced the actuarial loss recorded in "Accumulated other comprehensive loss" in the equity section of the consolidated balance sheets. As actuarial losses were within the corridor (defined as 10% of the greater of the fair value of plan assets and the plan's projected benefit obligation), there was no impact to the statements of consolidated income as a result of this remeasurement.
Effective June 23, 2017, the Company amended the UPS 401(k) Savings Plan so that non-union employees who currently participate in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, earn a UPS Retirement Contribution beginning January 1, 2023. UPS will contribute 5% to 8% of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. The amendment also provides for transition contributions for certain participants. There was no impact to the statements of consolidated income for the three and six months ended June 30, 2018 as a result of the above changes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under the terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the annual contribution increases allotted to the plans that we participate in, and we are in compliance with these contribution rates. These limitations on annual contribution rates will remain in effect throughout the terms of the existing collective bargaining agreements.
As of June 30, 2018 and December 31, 2017 we had $856 and $859 million, respectively, recorded in "Other non-current liabilities" as well as $8 million as of June 30, 2018 and December 31, 2017, recorded in "Other current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 44 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2018 and December 31, 2017 was $841 and $921 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
Collective Bargaining Agreements
As of December 31, 2017, we had approximately 280,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements ran through July 31, 2018. We reached tentative agreements with the Teamsters on two new five-year contracts in the U.S. Domestic Package and UPS Freight business units on June 21, 2018 and on July 13, 2018, respectively, while several local U.S. Domestic Package supplemental agreements require additional negotiation and approval before ratification occurs. We are in the process of ratifying the new national master agreements and negotiating and ratifying the related supplemental agreements, all of which will be retroactively effective as of August 1, 2018. As of the date of this filing, there can be no assurance that our efforts will be successful or that the ultimate resolution of these matters will not adversely affect our business, financial position, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2018 and December 31, 2017 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2017:	$715	$435	$2,722	$3,872
Acquired	—	—	—	—
Currency / Other	—	(11)	(24)	(35)
June 30, 2018:	$715	$424	$2,698	$3,837

The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of June 30, 2018 and December 31, 2017 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2018:
Capitalized software	$3,507	$(2,404)	$1,103
Licenses	115	(23)	92
Franchise rights	145	(101)	44
Customer relationships	741	(182)	559
Trade name	200	—	200
Trademarks, patents and other	55	(25)	30
Total Intangible Assets, Net	$4,763	$(2,735)	$2,028
December 31, 2017:
Capitalized software	$3,273	$(2,310)	$963
Licenses	114	(10)	104
Franchise rights	144	(97)	47
Customer relationships	776	(160)	616
Trade name	200	—	200
Trademarks, patents and other	71	(37)	34
Total Intangible Assets, Net	$4,578	$(2,614)	$1,964

As of June 30, 2018, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $5 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. Impairment tests for the finite-lived intangible assets are only performed when a triggering event occurs that may indicate that the carrying value of the intangible may not be recoverable. There was a $12 million impairment of a finite-lived asset in the second quarter of 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2018 and December 31, 2017 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2018	2017
Commercial paper	$2,530	2018 - 2019	$2,530	$3,203
Fixed-rate senior notes:
5.500% senior notes	750	2018	—	751
5.125% senior notes	1,000	2019	1,007	1,019
3.125% senior notes	1,500	2021	1,516	1,549
2.050% senior notes	700	2021	697	696
2.450% senior notes	1,000	2022	956	979
2.350% senior notes	600	2022	597	597
2.500% senior note	1,000	2023	993	992
2.800% senior note	500	2024	496	495
2.400% senior note	500	2026	497	497
3.050% senior note	1,000	2027	991	990
6.200% senior notes	1,500	2038	1,482	1,482
4.875% senior notes	500	2040	490	489
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750 % senior notes	1,150	2047	1,136	1,135
Floating-rate senior notes:
Floating-rate senior notes	350	2021	348	348
Floating-rate senior notes	400	2022	398	398
Floating-rate senior notes	500	2023	499	496
Floating-rate senior notes	1,043	2049-2067	1,030	1,032
8.375% Debentures:
8.375% debentures	424	2020	436	447
8.375% debentures	276	2030	281	282
Pound Sterling notes:
5.500% notes	88	2031	87	84
5.125% notes	600	2050	566	586
Euro senior notes:
0.375% notes	816	2023	810	832
1.625% notes	816	2025	811	833
1.000% notes	583	2028	579	595
1.500% notes	583	2032	578	594
Floating-rate senior notes	583	2020	581	598
Canadian senior notes:
2.125% notes	566	2024	563	593
Capital lease obligations	563	2018-3005	563	500
Facility notes and bonds	320	2029-2045	321	319
Other debt	13	2018-2022	13	19
Total debt	$23,629		22,711	24,289
Less: Current maturities			(2,591)	(4,011)
Long-term debt			$20,120	$20,278
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of June 30, 2018: $2.343 billion with an average interest rate of 1.88% and €160 million ($187 million) with an average interest rate of -0.41%. As of June 30, 2018, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Classification
We have classified our 5.125% senior notes due April 2019 with a principal balance of $1.0 billion as long-term debt based on our intent and ability to refinance the debt as of June 30, 2018. We have classified certain floating-rate senior notes that are putable by the note holders as long-term debt, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
Debt Repayments
On January 15, 2018, our $750 million 5.500% senior notes matured and were repaid in full.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on March 22, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2018.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 24, 2022. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2018.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2018 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2018, 10% of net tangible assets was equivalent to $2.787 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $23.405 and $25.206 billion as of June 30, 2018 and December 31, 2017, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
UPS and our subsidiary The UPS Store, Inc. are defendants in Morgate v. The UPS Store, Inc. et al., an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleges that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. Defendants’ motion to decertify the class was granted in August 2017. The plaintiff has filed a notice of appeal, and further proceedings in the trial court are stayed pending resolution by the California Court of Appeal. In May 2018, we reached an agreement to resolve the case for an immaterial amount. Final resolution of this matter is subject to court approval.
We are a defendant in Ryan Wright and Julia Zislin v. United Parcel Service Canada Ltd., an action brought on behalf of a certified class of customers in the Superior Court of Justice in Ontario, Canada. Plaintiffs filed suit in February 2007, alleging inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court in August 2011, when it dismissed plaintiffs' complaint under the Criminal Code and granted plaintiffs' complaint of inadequate disclosure. We appealed the Court's decision pertaining to inadequate disclosure in September 2011. In June 2018, we reached an agreement to resolve the case for an immaterial amount. Final resolution of this matter is subject to court approval.
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheets at June 30, 2018. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court’s analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. The briefing is now complete and we expect oral argument will be scheduled during 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Matters
In October 2015, the DOJ informed us of an industry-wide inquiry into the transportation of mail under the United States Postal Service ("USPS") International Commercial Air contracts. In October 2017, we received a Civil Investigative Demand seeking certain information relating to our contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating with the DOJ. We are unable to predict what action, if any, might be taken in the future by any government authorities as a result of their investigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing a fine on UPS of €19.2 million. In May 2018, UPS applied for a suspension of the implementation of the decision (including payment of the fine) and appealed the decision on the merits. The appeal is pending.There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2018 the Turkish competition authority (“Authority”) opened an investigation into nine companies (including UPS) in the small package industry related to alleged customer allocations in violation of Turkish competition law. In April 2018, the Authority consolidated this investigation with two other investigations involving similar allegations. The consolidated investigation involves a total of 32 companies, including UPS. The investigation is in its early stages. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2018, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of June 30, 2018, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the six months ended June 30, 2018 and 2017 (in millions, except per share amounts):

	2018		2017
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	173	$2	180	$2
Common stock purchases	(2)	—	(2)	—
Stock award plans	3	—	4	—
Common stock issuances	2	—	1	—
Conversions of class A to class B common stock	(8)	—	(5)	—
Class A shares issued at end of period	168	$2	178	$2
Class B Common Stock
Balance at beginning of period	687	$7	689	$7
Common stock purchases	(2)	—	(6)	—
Conversions of class A to class B common stock	8	—	5	—
Class B shares issued at end of period	693	$7	688	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		170		157
Common stock purchases		(383)		(412)
Common stock issuances		232		203
Option premiums received (paid)		(19)		52
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$5,852		$4,880
Net income attributable to common shareowners		2,830		2,550
Dividends ($1.82 and $1.66 per share)		(1,624)		(1,495)
Common stock purchases		(128)		(489)
Reclassification from AOCI pursuant to the early adoption of ASU 2018-02		735		—
Balance at end of period		$7,665		$5,446
We repurchased 4.4 million shares of class A and class B common stock for $511 million during the six months ended June 30, 2018, and 8.4 million shares for $901 million during the six months ended June 30, 2017. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of June 30, 2018, we had $3.828 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2018, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $19 million during the first six months of 2018 and received $52 million during the first six months 2017, related to entering into and settling capped call options for the purchase of class B shares. As of June 30, 2018, we had outstanding options for the purchase of 0.7 million shares with a weighted average strike price of $99.98 per share that will settle during 2018.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. Additionally, effective January 1, 2018, we early adopted an ASU that allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act (see note 2 for further information). The activity in AOCI for the six months ended June 30, 2018 and 2017 is as follows (in millions):

	2018	2017
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(930)	$(1,016)
Translation adjustment (net of tax effect of $25 and $(93))	(84)	54
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(47)	—
Balance at end of period	(1,061)	(962)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(1)
Current period changes in fair value (net of tax effect of $(1) and $0)	(4)	1
Reclassification to earnings (net of tax effect of $1 and $0)	1	—
Balance at end of period	(5)	—
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(366)	(45)
Current period changes in fair value (net of tax effect of $67 and $(109))	210	(181)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(79)	—
Reclassification to earnings (net of tax effect of $18 and $(7))	56	(11)
Balance at end of period	(179)	(237)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,569)	(3,421)
Remeasurement of plan assets and liabilities (net of tax effect of $0 and $214) (1)	—	355
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(609)	—
Reclassification to earnings (net of tax effect of $24 and $37)	77	63
Balance at end of period	(4,101)	(3,003)
Accumulated other comprehensive income (loss) at end of period	$(5,346)	$(4,202)

(1) See note 7 for further information about plan curtailments resulting in remeasurement of plan assets and liabilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2018 and 2017 is as follows (in millions):

Three Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2018	2017
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	$—	$—	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(7)	Interest expense
Foreign exchange contracts	(20)	7	Revenue
Income tax (expense) benefit	6	—	Income tax expense
Impact on net income	(20)	—	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(50)	(50)	Investment income and other
Income tax (expense) benefit	12	19	Income tax expense
Impact on net income	(38)	(31)	Net income

Total amount reclassified for the period	$(58)	$(31)	Net income

Six Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2018	2017
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	(2)	—	Investment income and other
Income tax (expense) benefit	1	—	Income tax expense
Impact on net income	(1)	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(12)	(14)	Interest expense
Foreign exchange contracts	(62)	32	Revenue
Income tax (expense) benefit	18	(7)	Income tax expense
Impact on net income	(56)	11	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(101)	(100)	Investment income and other
Income tax (expense) benefit	24	37	Income tax expense
Impact on net income	(77)	(63)	Net income

Total amount reclassified for the period	$(134)	$(52)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the six months ended June 30, 2018 and 2017 is as follows (in millions):

	2018		2017
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$37		$45
Reinvested dividends		1		1
Benefit payments		(7)		(10)
Balance at end of period		$31		$36
Treasury Stock:
Balance at beginning of period	(1)	$(37)	(1)	$(45)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	7	—	10
Balance at end of period	(1)	$(31)	(1)	$(36)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests decreased $2 million and increased $6 million for the six months ended June 30, 2018 and 2017, respectively.
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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and updated in note 2 and note 3 for

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

newly adopted accounting standards. Certain expenses are allocated between the segments using activity-based costing methods.
Segment information for the three and six months ended June 30, 2018 and 2017 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
U.S. Domestic Package	$10,354	$9,741	$20,581	$19,277
International Package	3,602	3,171	7,135	6,245
Supply Chain & Freight	3,500	3,015	6,853	5,915
Consolidated	$17,456	$15,927	$34,569	$31,437
Operating Profit:
U.S. Domestic Package	$939	$1,255	$1,695	$2,205
International Package	618	570	1,212	1,088
Supply Chain & Freight	216	212	386	361
Consolidated	$1,773	$2,037	$3,293	$3,654

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common shareowners	$1,485	$1,384	$2,830	$2,550
Denominator:
Weighted average shares	861	867	861	868
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	4	4	4	4
Denominator for basic earnings per share	866	872	866	873
Effect of dilutive securities:
Restricted units	3	3	3	3
Stock options	1	1	1	1
Denominator for diluted earnings per share	870	876	870	877
Basic earnings per share	$1.71	$1.59	$3.27	$2.92
Diluted earnings per share	$1.71	$1.58	$3.25	$2.91
There were no antidilutive shares for the three months ended June 30, 2018. Diluted earnings per share for the three months ended June 30, 2017 excluded the effect of 0.3 million shares of common stock (0.1 and 0.3 million for the six months ended June 30, 2018 and 2017, respectively), that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

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
At June 30, 2018 and December 31, 2017, we held cash collateral of $82 and $17 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted. At June 30, 2018 and December 31, 2017, $22 and $174 million, respectively, of additional collateral was required to be posted with our counterparties.
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
The aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions were in a net liability position of $0 and $16 million at June 30, 2018 and December 31, 2017, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2018 and December 31, 2017, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2018		December 31, 2017
Currency hedges:
Euro	EUR	4,642	EUR	4,942
British Pound Sterling	GBP	1,778	GBP	1,736
Canadian Dollar	CAD	1,410	CAD	1,259
Mexican Peso	MXN	—	MXN	169
Singapore Dollar	SGD	27	SGD	11

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	4,674	USD	5,424
Floating to Fixed Interest Rate Swaps	USD	778	USD	778

Investment market price hedges:
Marketable Securities	EUR	—	EUR	64
As of June 30, 2018, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$46	$2	$22	$—
Interest rate contracts	Other current assets	Level 2	6	1	6	1
Foreign exchange contracts	Other non-current assets	Level 2	87	1	51	—
Interest rate contracts	Other non-current assets	Level 2	14	59	3	43
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	3	18	3	17
Foreign exchange contracts	Other non-current assets	Level 2	1	—	1	—
Interest rate contracts	Other non-current assets	Level 2	22	26	22	26
Total Asset Derivatives			$179	$107	$108	$87

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$35	$93	$11	$91
Foreign exchange contracts	Other non-current liabilities	Level 2	54	194	18	193
Interest rate contracts	Other non-current liabilities	Level 2	60	28	49	12
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	1	1	1	—
Investment market price contracts	Other current liabilities	Level 2	—	16	—	16
Foreign exchange contracts	Other non-current liabilities	Level 2	1	—	1	—
Total Liability Derivatives			$151	$332	$80	$312
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and six months ended June 30, 2018 and 2017 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2018	2017
Interest rate contracts	$1	$—
Foreign exchange contracts	411	(243)
Total	$412	$(243)

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2018	2017
Interest rate contracts	$2	$—
Foreign exchange contracts	275	(290)
Total	$277	$(290)
As of June 30, 2018, there are $38 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI that are expected to be reclassified to income over the 12 month period ended June 30, 2019. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is approximately 14 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2018 and 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2018 and 2017 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2018	2017
Foreign denominated debt	$218	$(210)
Total	$218	$(210)

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2018	2017
Foreign denominated debt	$138	(247)
Total	$138	$(247)
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three and six months ended June 30, 2018 and 2017.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and six months ended June 30, 2018 and 2017 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2018	2017			2018	2017
Three Months Ended June 30:
Interest rate contracts	Interest Expense	$(19)	$2	Fixed-Rate Debt	Interest Expense	$19	$(2)
Six Months Ended June 30:
Interest rate contracts	Interest Expense	$(73)	$(22)	Fixed-Rate Debt	Interest Expense	$73	$22

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and six months ended June 30, 2018 and 2017 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2018	2017
Three Months Ended June 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	(67)	14
Investment market price contracts	Investment income and other	—	(18)
Total		$(69)	$(6)
Six Months Ended June 30:
Interest rate contracts	Interest expense	$(4)	$(4)
Foreign exchange contracts	Investment income and other	(59)	$20
Investment market price contracts	Investment income and other	16	8
Total		$(47)	$24

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
Our effective tax rate decreased to 22.9% in the second quarter of 2018 from 34.7% in the same period of 2017 (21.1% year-to-date in 2018 compared to 33.4% in the same period of 2017). The decrease in our effective tax rate was primarily due to the impact of the Tax Act, discussed further below, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the recognition of excess tax benefits related to share-based compensation in income tax reduced our second quarter 2017 effective rate by 0.3%, with no effective rate impact during the second quarter of 2018 (1.3% year-to-date in 2018 compared to 1.6% in the same period of 2017). Other factors that impacted our effective tax rate in the second quarter and year-to-date periods of 2018 compared with the same periods of 2017 include favorable resolutions of uncertain tax positions, favorable U.S. state and local tax law changes and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.
As discussed in note 16, we recognized pre-tax transformation strategy costs of $263 million in the second quarter of 2018. As a result, we recorded an income tax benefit of $63 million. This benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory rate primarily due to the effect of U.S. state and local taxes.
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
For our net U.S. deferred tax liabilities, we recorded a provisional decrease of $606 million with a corresponding reduction to deferred tax expense of $606 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to, completing the analysis of our 2017 capital expenditures that qualify for full expensing and the state tax effect of adjustments made to federal temporary differences.
We have not made any measurement period adjustments related to our provisional estimates through the second quarter of 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.
NOTE 16. TRANSFORMATION STRATEGY
In the first quarter of 2018, we launched the first phase of a multi-year, enterprise-wide transformation strategy that is expected to impact our organization. Over the course of the next few years additional phases will be implemented. The program includes investments impacting global direct and indirect operating costs, as well as changes in processes and technology.
As part of this multi-phased transformation strategy, in April 2018, we announced that a select group of non-operations, retirement-eligible U.S. management employees were informed of their eligibility for participation in a special Voluntary Retirement Plan (VRP). Under the VRP, eligible employees were offered a financial buyout to retire. Those who have elected to participate in the voluntary retirement program will separate in phases to maintain an orderly transition. The special VRP offer does not change the design, or eligibility for, UPS retirement plans. This initiative will reduce headcount and lower ongoing operating expense.
During the quarter ended June 30, 2018, we recorded a pre-tax charge of $192 million related to severance pay and benefits. The charge is included within the "Compensation and benefits" line item in the statements of consolidated income. In addition, a $71 million pre-tax charge for other transformation related costs was also recorded. There were no comparable costs for the first six months of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During the second quarter of 2018, our business units produced strong revenue growth across all three segments. We realized improvements in revenue per piece as pricing and growth initiatives drove an increase in yields in each of our major products.
On a year-to-date basis, we produced solid operating results in both our International Package and Supply Chain & Freight segments. The U.S. Domestic Package segment realized revenue growth driven by yield improvement across all products and solid volume growth. This revenue growth was offset by additional costs related to our transformation strategy, continuing deployment of Saturday operations, higher pension expenses and the impact of bringing new facility and technology projects on-line. The benefits of our efficiency and growth initiatives in the U.S. will not be fully realized until future periods.
Consolidated revenue increased 9.6% to $17.456 billion for the second quarter of 2018 when compared to 2017. For the year-to-date period, consolidated revenue increased 10.0% to $34.569 billion in 2018 from $31.437 billion in 2017. Revenue for the second quarter increased in all segments and major product categories as demand for our services remained strong. Operating profit was $1.773 billion for the three months ended June 30, 2018 and $3.293 billion for the six months ended June 30, 2018, compared to $2.037 and $3.654 billion for the three and six months ended June 30, 2017, respectively.
Average daily package volume increased 3.0% for the second quarter of 2018 and 3.8% year-to-date. We reported second quarter 2018 net income of $1.485 billion which increased 7.3% in 2018 compared to 2017 as diluted earnings per share increased 8.2% to $1.71 in 2018. On a year-to-date basis, net income was $2.830 billion and increased 11.0% in 2018 compared to 2017 as diluted earnings per share increased 11.7% to $3.25.
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
Revenue (in millions)	$17,456	$15,927	9.6%	$34,569	$31,437	10.0%
Operating Expenses (in millions)	15,683	13,890	12.9%	31,276	27,783	12.6%
Operating Profit (in millions)	$1,773	$2,037	(13.0)%	$3,293	$3,654	(9.9)%
Operating Margin	10.2%	12.8%		9.5%	11.6%
Average Daily Package Volume (in thousands)	19,148	18,582	3.0%	19,271	18,565	3.8%
Average Revenue Per Piece	$11.26	$10.76	4.6%	$11.11	$10.64	4.4%
Net Income (in millions)	$1,485	$1,384	7.3%	$2,830	$2,550	11.0%
Basic Earnings Per Share	$1.71	$1.59	7.5%	$3.27	$2.92	12.0%
Diluted Earnings Per Share	$1.71	$1.58	8.2%	$3.25	$2.91	11.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The quarter-over-quarter and year-over-year comparisons of our financial results are affected by the following items (in millions):

	Three Months Ended June 30:		Six Months Ended June 30:
Non-GAAP Adjustments	2018	2017	2018	2017
Operating Expenses:
Transformation Strategy Costs	$263	$—	$263	$—
Total Adjustments to Operating Expenses	263	—	263	—
Income Tax Benefit from Transformation Strategy Costs	(63)	—	(63)	—
Total Adjustments to Net Income	$200	$—	$200	$—
Transformation strategy costs described in note 16 to the unaudited consolidated financial statements have been excluded from comparisons of "adjusted" compensation and benefits, other operating expenses, operating profit, operating margin, income tax expense and effective tax rate. The pre-tax transformation strategy costs totaled $263 million ($200 million after-tax), and reflect voluntary retirement plan severance costs of $192 million and other costs of $71 million. The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
We believe this adjusted information provides useful comparison of year-to-year ongoing operating performance without considering the short-term impact of transformation strategy costs. We evaluate the performance of our businesses on an adjusted basis.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
Average Daily Package Volume (in thousands):
Next Day Air	1,424	1,396	2.0%	1,430	1,355	5.5%
Deferred	1,226	1,253	(2.2)%	1,261	1,248	1.0%
Ground	13,420	13,012	3.1%	13,483	13,011	3.6%
Total Avg. Daily Package Volume	16,070	15,661	2.6%	16,174	15,614	3.6%
Average Revenue Per Piece:
Next Day Air	$20.08	$19.61	2.4%	$19.74	$19.70	0.2%
Deferred	13.76	12.72	8.2%	13.31	12.46	6.8%
Ground	8.67	8.37	3.6%	8.59	8.33	3.1%
Total Avg. Revenue Per Piece	$10.07	$9.72	3.6%	$9.94	$9.65	3.0%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Next Day Air	$1,830	$1,752	4.5%	$3,614	$3,417	5.8%
Deferred	1,080	1,020	5.9%	2,149	1,990	8.0%
Ground	7,444	6,969	6.8%	14,818	13,870	6.8%
Total Revenue	$10,354	$9,741	6.3%	$20,581	$19,277	6.8%
Operating Expenses (in millions):
Operating Expenses	$9,415	$8,486	10.9%	$18,886	$17,072	10.6%
Transformation Strategy Costs	(196)	—	N/A	(196)	—	N/A
Adjusted Operating Expense	$9,219	$8,486	8.6%	$18,690	$17,072	9.5%
Operating Profit (in millions) and Operating Margin:
Operating Profit (in millions)	$939	$1,255	(25.2)%	$1,695	$2,205	(23.1)%
Adjusted Operating Profit	$1,135	$1,255	(9.6)%	$1,891	$2,205	(14.2)%
Operating Margin	9.1%	12.9%		8.2%	11.4%
Adjusted Operating Margin	11.0%	12.9%		9.2%	11.4%
Revenue
The change in overall revenue was impacted by the following factors in 2018 compared with the corresponding period of 2017:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2018 vs. 2017	2.6%	2.1%	1.6%	6.3%
Year-to-date 2018 vs. 2017	3.6%	1.8%	1.4%	6.8%
Volume
Our overall volume increased in the second quarter and year-to-date periods of 2018 compared with 2017, largely due to continued growth in overall retail sales, of which e-commerce continues to represent a larger percentage of the total growth. Growth was focused within the retail, healthcare, manufacturing and automotive industry verticals.
Business-to-consumer shipments, which represented approximately 49% of the total U.S. Domestic Package volume for the quarter, grew 7% (up 8.7% year-to-date) and drove overall increases in both air and ground shipments. Business-to-business shipments decreased slightly in the second quarter and year-to-date periods of 2018 compared with 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, volume increased in the second quarter and year-to-date periods of 2018 for our Next Day Air services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Next Day Air, Next Day Air Saver and residential Three Day Select package products, as consumers continue to demand faster and more economical delivery options. This growth was slightly offset by declines in residential Saver letter and Second Day package volume due to shifts in customer preferences. Commercial air product volume decreased slightly for both the second quarter and year-to-date periods of 2018 compared to 2017.
The increase in ground volume in the second quarter and year-to-date periods of 2018 was driven by growth in residential Ground and SurePost volume, which benefited from continued e-commerce demand. Business-to-business shipments decreased slightly in the second quarter and year-to-date periods of 2018 compared with 2017.
Rates and Product Mix
Overall revenue per piece increased 3.6% for the second quarter of 2018 (3.0% year-to-date) compared with the same period of 2017 and was impacted by changes in base rates, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 24, 2017. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Additionally, effective June 4, 2018, we increased the surcharge for Over Maximum Limits and Oversize Pallet Handling and a shipping charge correction audit fee will be assessed.
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the U.S. As of June 2018, Saturday service is available in approximately 5,000 cities and towns in the United States covering over 50% of the population. A Saturday pickup stop charge went into effect on May 1, 2017 and varies depending on the pickup service selected.
Revenue per piece for our Next Day Air services increased in the second quarter and year-to-date periods of 2018 compared with 2017. The increase in Next Day Air revenue per piece was primarily due to an increase in base rates driven by pricing initiatives, an increase in average billable weight per piece and higher fuel surcharges, which more than offset an unfavorable shift in customer mix.
Revenue per piece for our deferred air services increased in the second quarter and year-to-date periods of 2018 compared with 2017 due to an increase in average billable weight per piece and a favorable shift in customer mix. All products were positively impacted by higher fuel surcharge rates for the second quarter and year-to-date periods of 2018.
Ground revenue per piece increased for the second quarter and year-to-date periods of 2018, primarily due to base rate increases and higher fuel surcharge rates. These factors were partially offset by changes in customer and product mix, as we experienced faster volume growth in our SurePost product and a decrease in average billable weight per piece.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	% Point	2018	2017	% Point
Next Day Air / Deferred	7.8%	4.6%	3.2%	7.4%	4.7%	2.7%
Ground	6.8%	5.5%	1.3%	6.6%	5.4%	1.2%
Effective February 6, 2017, the U.S. fuel surcharge rates are reset weekly instead of monthly. In addition, the price indices have moved from a two month to a two week lag. Effective April 2, 2018, UPS created separate fuel surcharges for Domestic Air shipments and International Air export shipments. These surcharges are based on the U.S. Gulf Coast Jet Fuel price and are adjusted weekly. Additionally, effective June 11, 2018, the Ground Fuel Surcharge increased by 0.50% for all thresholds. These surcharges will continue to be based on the national U.S. Average On Highway Diesel Fuel price and adjusted weekly.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total domestic fuel surcharge revenue increased by $153 million in the second quarter of 2018 as a result of higher fuel surcharge rates caused by increasing jet and diesel fuel prices, as well as the overall increase in package volume during the quarter. In addition to the factors above, fuel surcharge revenue was positively impacted by the changes to the fuel surcharge calculation, as the rates and price indices are updated more frequently to better align with prevailing market rates. On a year-to-date basis, fuel surcharge revenue increased by $270 million.
Operating Expenses
Operating expenses for the segment increased $929 million in the second quarter of 2018 compared with the same period of 2017, which included $196 million of transformation strategy costs. Excluding the impact of transformation strategy costs, operating expenses for the segment increased $733 million in second quarter of 2018, primarily due to pickup and delivery costs (up $269 million), the costs of operating our domestic integrated air and ground network (up $426 million) and the costs of package sorting (up $139 million), offset by a reduction in indirect operating costs (down $101 million) for the quarter. Higher pension expense and expansion of our technology-enabled network increased expenses in the second quarter of 2018.
The growth in pickup and delivery and network costs was impacted by several factors:

•
We incurred higher employee compensation and benefit costs largely resulting from volume growth, which impacted an increase in average daily union labor hours (up 5.8%), scheduled union pay rate and benefit increases and growth in the overall size of the workforce due to facility expansions. Labor hour increases were also related to the significant expansion in Saturday operations. In addition, pension expense increased due to lower year end discount rates used to measure the pension benefit obligation, driving higher service costs.

•
We incurred higher fuel expense in the second quarter of 2018 primarily due to higher fuel prices, expansion of our air network and increased volume which resulted in higher fuel usage (an increase in package delivery miles driven of 4.8% and an increase in aircraft block hours of 14.7%).

•	We incurred higher costs associated with outside contract carriers primarily due to volume growth (including SurePost), higher fuel surcharges passed to us by carriers and general rate increases.

On a year-to-date basis, operating expenses for the segment increased $1.814 billion which included $196 million of transformation strategy costs. Excluding the impact of transformation strategy costs, operating expenses for the segment increased $1.618 billion for the year-to-date periods of 2018, largely due to pickup and delivery costs (up $609 million), network costs (up $804 million), the cost of package sorting (up $283 million) and a reduction in indirect operating costs (down $78 million). These expenses were primarily due to higher volume, increased employee compensation costs, fuel prices and a 15.8% increase in average daily block hours.
Total cost per piece increased 8.1% for the second quarter of 2018 compared with the same period of 2017 (6.8% year-to-date) which includes transformation strategy costs of $196 million. The cost per piece increase was primarily driven by costs related to the improvement of our air and ground networks, including additional aircraft leases to improve our air service reliability, costs related to the implementation of Saturday operations in additional markets, new facility and technology projects and higher pension expense. Costs were negatively impacted by rising fuel prices.
Operating Profit and Margin
Operating profit decreased $316 million for the second quarter of 2018 compared with 2017 (down $510 million year-to-date), with operating margins decreasing 380 basis points to 9.1% (down 320 basis points to 8.2% year-to-date). Without the impact of transformation strategy costs, operating profit decreased $120 million for the second quarter and $314 million year-to-date with operating margins decreasing 190 basis points and 220 basis points, respectively. Net fuel had a slightly positive impact on operating profit. Higher purchased transportation costs due to volume growth and an increase in employee benefit costs driven by lower pension discount rates further weighed on profits. Additionally, operating profit was negatively impacted by costs related to continued investments in our air and ground networks, including implementation of Saturday operations in additional markets and new facility and technology projects. The benefits of these projects will not be fully realized until future periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
Average Daily Package Volume (in thousands):
Domestic	1,654	1,621	2.0%	1,662	1,652	0.6%
Export	1,424	1,300	9.5%	1,435	1,299	10.5%
Total Avg. Daily Package Volume	3,078	2,921	5.4%	3,097	2,951	5.0%
Average Revenue Per Piece:
Domestic	$6.61	$6.01	10.0%	$6.66	$5.85	13.8%
Export	30.14	29.16	3.4%	29.50	28.65	3.0%
Total Avg. Revenue Per Piece	$17.50	$16.31	7.3%	$17.24	$15.88	8.6%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Domestic	$700	$623	12.4%	$1,416	$1,236	14.6%
Export	2,747	2,426	13.2%	5,419	4,763	13.8%
Cargo and Other	155	122	27.0%	300	246	22.0%
Total Revenue	$3,602	$3,171	13.6%	$7,135	$6,245	14.3%
Operating Expenses (in millions):
Operating Expenses	$2,984	$2,601	14.7%	$5,923	$5,157	14.9%
Transformation Strategy Costs	(36)	—		(36)	—
Adjusted Operating Expenses	$2,948	$2,601	13.3%	$5,887	$5,157	14.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit (in millions)	$618	$570	8.4%	$1,212	$1,088	11.4%
Adjusted Operating Profit	$654	$570	14.7%	$1,248	$1,088	14.7%
Operating Margin	17.2%	18.0%		17.0%	17.4%
Adjusted Operating Margin	18.2%	18.0%		17.5%	17.4%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$113			$306
Operating Expenses			(91)			(262)
Operating Profit			$22			$44
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2018 compared with the corresponding period of 2017:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2018 vs. 2017	5.4%	1.3%	3.3%	3.6%	13.6%
Year-to-date 2018 vs. 2017	5.0%	1.4%	3.0%	4.9%	14.3%
Volume
Our overall average daily volume increased in the second quarter and year-to-date of 2018 compared with 2017 with growth across export products while domestic products grew slightly. The growth was due to increased demand across a number of sectors, including retail, high tech, industrial manufacturing and healthcare. Business-to-consumer shipments showed strong growth rates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Export volume in the second quarter of 2018 as well as year-to-date grew across most major trade lanes, mainly driven by our European operations. European export volume showed growth to all regions, particularly in the Europe-to-U.S., Europe-to-Americas and intra-Europe trade lanes. Export volume from the U.S. grew in all trade lanes, led by the Europe and Asia Pacific regions. Export volume growth was strong across most major products, with a continued shift towards our premium express products, such as Worldwide Express and Transborder Express services.
Domestic volume growth remained stable in the second quarter and year-to-date 2018.
Rates and Product Mix
On December 24, 2017 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total average revenue per piece increased 7.3% in the second quarter of 2018 (8.6% year-to-date) compared to 2017, primarily due to a 350 basis point increase from currency (480 basis point increase year-to-date). Additionally, total average revenue per piece was impacted by an increase in fuel surcharge revenue, as well as a favorable shift in product mix, as the growth in higher yielding premium products continued to exceed the growth in our standard products.
Export revenue per piece increased 3.4% in the second quarter of 2018 (3.0% year-to-date) compared with 2017, primarily due to a 250 basis point increase from currency (340 basis point increase year-to-date). Additionally, export revenue per piece was impacted by an increase in fuel surcharge revenue from commodity prices, offset by shifts in product mix.
Domestic revenue per piece increased 10.0% in the second quarter of 2018 (13.8% year-to-date) compared with 2017. Of the second quarter increase, 6.8% is from the impact of currency (9.9% year-to-date). The remaining increase is due to higher fuel surcharges.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased $118 million for the second quarter of 2018 ($219 million year-to-date) compared with 2017, due to volume increases and higher fuel prices.
Operating Expenses
Overall expenses increased by $383 million in the second quarter of 2018 ($766 million year-to-date) compared to 2017, including a $36 million increase in transformation strategy costs. Excluding the impact of the transformation strategy costs, operating expenses for the segment increased $347 million in the second quarter of 2018 ($730 million year-to-date). These increases are primarily due to currency exchange rate movements ($91 million second quarter and $262 million year-to-date) as well as increases in the costs of operating our air and ground networks and pickup and delivery costs from increased volumes and higher fuel prices.
The costs of operating our international integrated air and ground network increased $168 million for the second quarter of 2018 ($291 million year-to-date) compared with 2017. The increase in network costs was largely driven by higher fuel prices and a 1.6% increase in aircraft block hours in the second quarter of 2018 (2.7% year-to-date). Additionally, pickup and delivery costs increased $112 million in the second quarter of 2018 ($267 million year-to-date) compared with 2017, largely due to higher fuel price and increased volume.
The remaining change in operating expenses in the second quarter of 2018 and year-to-date compared with 2017, was largely due to an increase in the costs of package sorting and an increase in indirect operating costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
Operating profit increased $48 million in the second quarter of 2018 compared with 2017 ($124 million year-to-date), with operating margin decreasing 80 basis points to 17.2% (down 40 basis points to 17% year-to-date). Without the impact of transformation strategy costs, operating profit increased $84 million for the second quarter and $160 million year-to-date with operating margin increasing 20 basis points and 10 basis points, respectively. The second quarter and year-to-date results were driven by higher yielding premium products, increased volume and revenue growth across all regions and the benefit of currency exchange rate movements of $22 million and $44 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
Freight LTL Statistics:
Revenue (in millions)	$726	$654	11.0%	$1,387	$1,270	9.2%
Revenue Per Hundredweight	$25.36	$23.62	7.4%	$25.08	$23.61	6.2%
Shipments (in thousands)	2,639	2,639	—%	5,107	5,149	(0.8)%
Shipments Per Day (in thousands)	41.2	41.2	—%	39.9	40.2	(0.8)%
Gross Weight Hauled (in millions of lbs)	2,861	2,767	3.4%	5,531	5,380	2.8%
Weight Per Shipment (in lbs)	1,084	1,049	3.3%	1,083	1,045	3.6%
Operating Days in Period	64	64		128	128
Revenue (in millions):
Forwarding	$1,659	$1,347	23.2%	$3,264	$2,613	24.9%
Logistics	784	718	9.2%	1,566	1,458	7.4%
Freight	853	755	13.0%	1,630	1,462	11.5%
Other	204	195	4.6%	393	382	2.9%
Total Revenue	$3,500	$3,015	16.1%	$6,853	$5,915	15.9%
Operating Expenses (in millions):
Operating Expenses	$3,284	$2,803	17.2%	$6,467	$5,554	16.4%
Transformation Strategy Costs	(31)	—		(31)	—
Adjusted Operating Expenses:	$3,253	$2,803	16.1%	$6,436	$5,554	15.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit (in millions):	$216	$212	1.9%	$386	$361	6.9%
Adjusted Operating Profit	$247	$212	16.5%	$417	$361	15.5%
Operating Margin	6.2%	7.0%		5.6%	6.1%
Adjusted Operating Margin	7.1%	7.0%		6.1%	6.1%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$29			$80
Operating Expenses			(31)			(81)
Operating Profit			$(2)			$(1)
* Amount represents the change in currency translation compared to the prior year.
Revenue
Total revenue for the Supply Chain & Freight segment increased $485 million for the second quarter of 2018 ($938 million year-to-date) compared to 2017.
Forwarding revenue increased $312 million in the second quarter of 2018 ($651 million year-to-date) compared with 2017, primarily due to increased truckload brokerage freight volume as well as tonnage increases and sell price improvements in our international air freight forwarding business. Revenue in our truckload brokerage business was driven by robust demand and tight capacity in the truckload brokerage market. The increases in our international air freight forwarding business were driven by rising demand, with the Asia-to-U.S lane experiencing particularly strong growth. Our North American air freight forwarding business showed a slight increase in revenues in the second quarter of 2018 and year-to-date, as decreases in tonnage were offset by higher prices.
Logistics revenues increased by $66 million in the second quarter of 2018 ($108 million year-to-date) compared with 2017, as we experienced growth in the retail, healthcare and manufacturing sectors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

UPS Freight revenue increased $98 million in the second quarter of 2018 ($168 million year-to-date) driven by increases in average weight per shipment from improved customer mix due to middle market growth. LTL revenue per hundredweight increased 7.4% during the second quarter (6.2% year-to-date) as LTL base rate increases for certain shipments in the U.S., Canada and Mexico, averaging 5.9%, took effect March 26, 2018. Fuel surcharge revenue also increased $29 million in the second quarter ($49 million year-to-date), due to changes in overall LTL shipment volume and diesel fuel prices.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $481 million in the second quarter of 2018 ($913 million year-to-date) compared to 2017. Excluding the $31 million impact related to transformation strategy costs, operating expenses increased $450 million in the second quarter of 2018 ($882 million year-to-date).
Forwarding operating expenses increased $315 million for the second quarter of 2018 ($644 million year-to-date) compared with 2017. Prior year operating expenses for the second quarter and year-to-date periods of 2017 included a $20 million favorable legal settlement. Excluding costs related to the transformation strategy, forwarding operating expenses increased $310 million for the second quarter of 2018 ($639 million year-to-date) compared with 2017, largely due to increased purchased transportation. Purchased transportation expense increased $252 million in the second quarter of 2018 ($544 million year-to-date) compared to 2017 primarily due to increased truckload brokerage freight volume and the resulting costs passed to us from outside transportation providers. Increased tonnage and third-party air carrier procurement rates in our North American and international air freight forwarding businesses also contributed to the increase in purchased transportation expenses.
Logistics operating expenses increased $69 million for the second quarter of 2018 ($102 million year-to-date) compared with 2017. Excluding costs related to the transformation strategy, logistics operating expenses increased $53 million for the second quarter of 2018 ($86 million year-to-date) compared with 2017. The increases were driven by purchased transportation expense, costs associated with retail facility expansions and strategic information technology investments.
UPS Freight operating expenses increased $99 million for the second quarter of 2018 ($172 million year-to-date) compared with 2017. Excluding costs related to the transformation strategy, UPS Freight operating expenses increased $93 million for the second quarter of 2018 ($166 million year-to-date) compared to 2017. The increase in operating expenses was largely due to costs associated with operating our linehaul network ($34 million over the prior year and $61 million year-to-date) and increases in pickup and delivery costs ($30 million over the prior year and $45 million year-to-date). The linehaul network and pickup and delivery costs were driven by higher fuel costs and expense for outside transportation carriers, including fuel surcharges passed on to us by outside carriers. Additionally, expenses associated with our ground-freight pricing product increased $21 million in the second quarter ($38 million year-to-date) due to increases in overall volume.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $4 million in the second quarter of 2018 ($25 million year-to-date) compared with 2017, which includes a $31 million impact related to transformation strategy costs. Excluding the impact of transformation strategy, operating profit for the second quarter increased $35 million ($56 million year-to-date). The prior year operating profit for the second quarter and year-to-date periods of 2017 was impacted by a $20 million favorable legal settlement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
Operating Expenses (in millions):
Compensation and Benefits	$9,024	$8,284	8.9%	$18,069	$16,595	8.9%
Voluntary Retirement Program	(192)	—		(192)	—
Adjusted Compensation and Benefits	8,832	8,284	6.6%	17,877	16,595	7.7%

Repairs and Maintenance	423	392	7.9%	857	782	9.6%
Depreciation and Amortization	542	562	(3.6)%	1,138	1,116	2.0%
Purchased Transportation	3,209	2,614	22.8%	6,354	5,159	23.2%
Fuel	852	616	38.3%	1,602	1,237	29.5%
Other Occupancy	321	264	21.6%	682	563	21.1%
Other Expenses	1,312	1,158	13.3%	2,574	2,331	10.4%
Total Other Expenses	6,659	5,606	18.8%	13,207	11,188	18.0%
Transformation Strategy Costs	(71)	—		(71)	—
Adjusted Total Other Expenses	6,588	5,606	17.5%	13,136	11,188	17.4%

Total Operating Expenses	$15,683	$13,890	12.9%	$31,276	$27,783	12.6%
Adjusted Total Operating Expenses	$15,420	$13,890	11.0%	$31,013	$27,783	11.6%

Currency (Benefit) / Cost - (in millions)*			$122			$343
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Total compensation and benefits increased $740 million for the second quarter of 2018 ($1.474 billion year-to-date) compared with 2017. Excluding the impact of the voluntary retirement program costs of $192 million, compensation and benefits costs increased $548 million for the second quarter of 2018 ($1.282 billion year-to-date).
Employee payroll costs increased $332 million for the second quarter of 2018 ($805 million year-to-date) compared with 2017, largely due to higher U.S. domestic hourly and management compensation costs. Total compensation costs increased 6.7% for the second quarter of 2018 (8.1% year-to-date). U.S. Domestic compensation costs for hourly employees increased largely due to higher volume growth, which drove an increase in headcount and a 5.8% increase in average daily union labor hours (7.3% increase year-to-date), in addition to contractual union wage increases. Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce due to facility expansions.
Benefits expense increased $408 million for the second quarter of 2018 ($669 million year-to-date) compared with 2017. Excluding the impact of the voluntary retirement program cost of $192 million, benefits costs increased $216 million for the second quarter of 2018 ($477 million year-to-date) primarily due to the following factors:

•
Health and welfare costs increased $75 million for the second quarter ($153 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension and retirement benefits expense increased $83 million for the second quarter ($157 million year-to-date), primarily due to contractually mandated contribution rate increases to multiemployer pension plans and lower pension discount rates at year-end, driving an increase in service costs. These increases were partially offset by lower Pension Benefit Guaranty Corporation premiums due to prior voluntary pension contributions, as well as the amendment of the UPS Retirement Plan in the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $72 million for the second quarter ($159 million year-to-date), primarily driven by salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense decreased $14 million for the second quarter (increased $8 million year-to-date). Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives.

Repairs and Maintenance
The $31 million increase in repairs and maintenance expense for the second quarter of 2018 ($75 million year-to-date) compared with 2017 was primarily due to routine repairs to buildings and facilities and maintenance of our transportation equipment and aircraft.
Depreciation and Amortization
Depreciation and amortization expense was impacted by various factors including the timing of projects coming online.
Purchased Transportation
The $595 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the second quarter of 2018 ($1.195 billion year-to-date) compared with 2017 was primarily driven by the following factors:

•
Forwarding and logistics expense increased $295 million in the second quarter of 2018 ($604 million year-to-date) compared to 2017, primarily due to increased truckload brokerage freight loads per day and increased tonnage and rates in our North American and international air freight forwarding businesses. The increase for the second quarter and year-to-date periods of 2018 is also due to higher fuel surcharges passed on to us by outside carriers.

•
International Package expense increased $83 million in the second quarter of 2018 ($173 million year-to-date) compared to 2017, primarily due to the increased usage of third-party carriers (due to higher volume) and an unfavorable impact from currency exchange rate movements. Additionally, increased fuel surcharges passed on to us by outside carriers increased during the second quarter and year-to-date periods of 2018.

•
U.S. Domestic Package expense increased $115 million for the second quarter of 2018 ($216 million year-to-date) compared to 2017, primarily due to increased volume (including SurePost), as well as higher rates and fuel surcharges passed to us from outside contract carriers and rail carriers.

•
UPS Freight expense increased $47 million in the second quarter of 2018 ($96 million year-to-date) compared to 2017, primarily due to increases in our ground freight pricing product, LTL shipments and higher fuel surcharges passed to us from outside transportation providers.

•
We incurred additional purchased transportation expense of $56 million in the second quarter of 2018 ($106 million year-to-date) compared to 2017 related to leasing additional aircraft to handle increases in air volume and related higher jet fuel surcharges.

Fuel
The $236 million increase in fuel expense for the second quarter of 2018 ($365 million year-to-date) compared with 2017 was primarily due to higher jet fuel, diesel and unleaded gasoline prices, which increased fuel expense by $197 million ($313 million year-to-date). Additionally, increased fuel consumption, primarily due to increases in total aircraft block hours and Domestic and International Package delivery miles driven, increased expense by $36 million in the second quarter of 2018 ($85 million year-to-date).
Other Occupancy
Other occupancy expense increased $57 million in the second quarter of 2018 ($119 million year-to-date) compared to 2017, primarily due to an increase in real estate and other property taxes, utility costs and rent related to the expansion of new facilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
The $154 million increase in other expenses in the second quarter of 2018 ($243 million year-to-date) compared with 2017 was primarily attributable to increases in transportation equipment rental, outside professional service costs, auto liability insurance, security protection, non-income based state and local taxes and data processing. Additionally, costs related to our transformation strategy contributed to the increase in the second quarter and year-to-date periods of 2018 compared with 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
(in millions)
Investment income and other	$302	$193	56.5%	$596	$388	53.6%
Interest expense	$(149)	$(111)	34.2%	$(302)	$(213)	41.8%
Investment Income and Other
The increase in investment income and other for the second quarter and year-to-date periods of 2018, as compared to 2017 is primarily due to other pension income. Expected returns on plan assets increased as a result of higher voluntary contributions and higher actual returns on plan assets in 2017. Pension interest cost decreased as a result of lower year-end discount rates and the 2017 amendment of the UPS Retirement Plan described in note 7 to the unaudited consolidated financial statements.
Interest Expense
Interest expense increased in the second quarter and year-to-date periods of 2018, as compared to 2017, primarily due to an increase in long-term debt balances and effective interest rates, partially offset by higher capitalized interest related to several large construction projects.
Income Tax Expense

The following table sets forth income tax expense and our effective tax rate for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
(in millions)
Income Tax Expense	$441	$735	(40.0)%	$757	$1,279	(40.8)%
Income Tax Impact of:
Transformation Strategy Costs	63	—		63	—
Adjusted Income Tax Expense	$504	$735	(31.4)%	$820	$1,279	(35.9)%
Effective Tax Rate	22.9%	34.7%		21.1%	33.4%
Adjusted Effective Tax Rate	23.0%	34.7%		21.3%	33.4%
Our effective tax rate decreased to 22.9% in the second quarter of 2018 from 34.7% in the same period of 2017 (21.1% year-to-date in 2018 compared to 33.4% in the same period of 2017). The decrease in our effective tax rate was primarily due to the impact of the Tax Cuts and Jobs Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the recognition of excess tax benefits related to share-based compensation in income tax reduced our second quarter 2017 effective rate by 0.3%, with no effective rate impact during the second quarter of 2018 (1.3% year-to-date in 2018 compared to 1.6% in the same period of 2017). See note 15 to the unaudited consolidated financial statements for additional information. Other factors that impacted our effective tax rate in the second quarter and year-to-date periods of 2018 compared with the same periods of 2017 include favorable resolutions of uncertain tax positions, favorable U.S. state and local tax law changes and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.
As discussed in note 16 to the unaudited consolidated financial statements, we recognized pre-tax transformation strategy costs of $263 million in the second quarter of 2018. As a result, we recorded an income tax benefit of $63 million. This benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory rate primarily due to the effect of the U.S. state and local taxes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of June 30, 2018, we had $4.934 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to capital markets and cash flows generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs, transformation strategy and to fund dividend payments, share repurchases and long-term debt payments through the next several fiscal years. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2018	2017
Net income	$2,830	$2,550
Non-cash operating activities (a)	2,080	2,076
Pension and postretirement benefit contributions (UPS-sponsored plans)	(92)	(2,530)
Hedge margin receivables and payables	(217)	(456)
Income tax receivables and payables	1,194	336
Changes in working capital and other non-current assets and liabilities	1,391	677
Other operating activities	14	(32)
Net cash from operating activities	$7,200	$2,621
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign currency, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense and other non-cash items.

Net cash from operating activities increased $4.579 billion through the second quarter of 2018 compared to 2017, largely due to lower pension and postretirement benefit contributions, changes in hedge margin payables and receivables, increased net cash receipts from income taxes and improvements in working capital.
We made contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $2.530 billion during the six months of 2017, compared to $92 million in 2018. The net hedge margin collateral paid to our derivative counterparties decreased by $239 million in the first six months of 2018 relative to 2017, due to the change in net fair value of our derivative contracts used in our currency and interest rate hedging programs. The net cash receipts from income taxes increased in the first six months of 2018 compared to 2017, primarily due to the timing of a $5.0 billion pension contribution made in December 2017 which resulted in a tax refund in the first quarter of 2018. Apart from the transactions described above, operating cash flow was impacted by improvements in our working capital position.
As of June 30, 2018, our worldwide holdings of cash, cash equivalents and marketable securities was $4.934 billion, of which $2.517 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash used in investing activities	$(2,820)	$(2,025)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,461)	$(1,083)
Aircraft and parts	(741)	(332)
Vehicles	(275)	(329)
Information technology	(372)	(265)
Total Capital Expenditures	$(2,849)	$(2,009)

Capital Expenditures as a % of Revenue	(8.2)%	(6.4)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$35	$14
Net (increase) decrease in finance receivables	$(4)	$(16)
Net (purchases), sales and maturities of marketable securities	$7	$29
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(2)	$(57)
Other investing activities	$(7)	$14
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
Capital spending on buildings, facilities and plant equipment increased in the first six months of 2018 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Compared to 2017, capital spending on aircraft increased due to contract deposits on open aircraft orders as well as final payments associated with the delivery of aircraft. Capital spending on information technology increased in the first six months of 2018 due to further development of technology enabled enhancements and capitalized software projects. Capital spending on vehicles decreased in the first six months of 2018, relative to 2017, largely due to the timing of vehicle replacements.
The proceeds from the disposal of property, plant and equipment increased in 2018 compared to 2017, largely due to the disposal of owned equipment under an operating lease. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
The cash paid for business acquisitions in 2018 was related to our acquisition of area franchise rights related to The UPS Store. The cash paid for business acquisitions during the first six months of 2017 was related to the purchases of Freightex and Nightline. Other investing activities are impacted by changes in our non-current investments, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2018	2017
Net cash used in financing activities	$(3,607)	$(556)
Share Repurchases:
Cash expended for shares repurchased	$(521)	$(898)
Number of shares repurchased	(4.4)	(8.4)
Shares outstanding at period end	860	865
Percent increase (decrease) in shares outstanding	0.1%	(0.3)%
Dividends:
Dividends declared per share	$1.82	$1.66
Cash expended for dividend payments	$(1,507)	$(1,389)
Borrowings:
Net borrowings (repayments) of debt principal	$(1,433)	$1,785
Other Financing Activities:
Cash received for common stock issuances	$125	$132
Other financing activities	$(271)	$(186)
Capitalization:
Total debt outstanding at period end	$22,711	$18,074
Total shareowners’ equity at period end	2,356	1,283
Total capitalization	$25,067	$19,357
Debt to Total Capitalization %	90.6%	93.4%
We repurchased a total of 4.4 million shares of class A and class B common stock for $511 million in the first six months of 2018, and 8.4 million shares for $901 million in the first six months of 2017 ($521 and $898 million in repurchases for 2018 and 2017, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases).
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which has no expiration date. As of June 30, 2018, we had $3.828 billion of this share repurchase authorization available.
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
Issuances of debt in the first six months of 2018 and 2017 consisted primarily of commercial paper. Additionally, in 2017 we issued debt of fixed rate senior notes of $600 million, Canadian dollar denominated fixed rate senior notes of C$750 million ($547 million) and floating-rate senior notes of $547 million. Repayment of debt in 2018 consisted primarily of our $750 million 5.50% fixed-rate senior notes that matured in January 2018. In the first six months of 2017 there were no comparable repayments of fixed-rate or floating-rate senior notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2018
USD	$2,343	$2,343	$2,547	$2,547	1.63%
EUR	€160	187	€164	$199	(0.40)%
Total		$2,530
The cash outflows in other financing activities were impacted by several factors. Net cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $(19) and $52 million during the first six months of 2018 and 2017, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $250 and $232 million during the first six months of 2018 and 2017, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sources of Credit
See note 9 to the unaudited consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017 other than as described below.
We have contractual obligations and commitments for the purchase of aircraft, vehicles, technology equipment and building and leasehold improvements. New purchase commitments will provide additional capacity for increased demand for our air and ground network, hub automation and other expansion projects. Including these additional obligations, the expected cash outflow to satisfy our total purchase commitments will be as follows (in millions): 2018 (remaining) - $3,048; 2019 - $3,487; 2020 - $1,658; 2021 - $1,062; 2022 - $178; and thereafter - $13.
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
Rate Adjustments
Effective July 9, 2018, the UPS Tariff/Terms and Conditions of Service and the UPS Rate and Service Guides have each been updated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures is provided in note 14 to the unaudited consolidated financial statements.
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2018	December 31, 2017
Currency Derivatives	$46	$(267)
Interest Rate Derivatives	(18)	58
Investment Market Price Derivatives	—	(16)
	$28	$(225)
Our market risks, hedging strategies and financial instrument positions at June 30, 2018 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. In 2018, we entered into several foreign currency forwards on the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso and Singapore Dollar, and had forwards and market price derivatives expire. We had foreign currency options on the Euro, British Pound Sterling and Canadian Dollar that expired during the first six months of 2018. The remaining fair value changes between December 31, 2017 and June 30, 2018 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
The foreign currency forward contracts, swaps and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines and by monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $82 million and were required to post $22 million in cash collateral with our counterparties as of June 30, 2018.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings affecting us and our subsidiaries, see note 10 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the second quarter of 2018 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2018	0.7	$108.10	0.7	$4,012
May 1 – May 31, 2018	0.7	114.88	0.7	3,926
June 1 – June 30, 2018	0.8	116.07	0.8	3,828
Total April 1 – June 30, 2018	2.2	$113.12	2.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
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
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 2, 2018	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)