Form 10-Q
period 2018-09-30
UNITED PARCEL SERVICE INC
filed 2018-10-30
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 164,014,289 Class A shares, and 695,211,879 Class B shares, with a par value of $0.01 per share, outstanding at October 24, 2018.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report includes and refers to certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and variations thereof and similar terms are intended to be forward-looking statements. Forward-looking statements are made subject to safe harbor protections of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: general economic conditions, both in the U.S. and internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; the existing complex and stringent regulation in the U.S. and internationally (including tax laws and regulations), changes to which can impact our business; increased physical or data security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; negotiation and ratification of labor contracts; strikes, work stoppages and slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruption of our business from natural or man-made disasters including terrorism; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional tax liabilities both in the U.S. and internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2017 and in subsequent reports filed with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2018 (unaudited) and December 31, 2017 (In millions)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,097	$3,320
Marketable securities	744	749
Accounts receivable, net	7,494	8,773
Current income taxes receivable	320	1,573
Other current assets	1,336	1,303
Total Current Assets	13,991	15,718
Property, Plant and Equipment, Net	25,379	22,118
Goodwill	3,825	3,872
Intangible Assets, Net	2,070	1,964
Non-Current Investments and Restricted Cash	307	483
Deferred Income Tax Assets	193	266
Other Non-Current Assets	924	1,153
Total Assets	$46,689	$45,574
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$3,200	$4,011
Accounts payable	3,689	3,934
Accrued wages and withholdings	2,748	2,608
Self-insurance reserves	697	705
Accrued group welfare and retirement plan contributions	679	677
Other current liabilities	1,209	951
Total Current Liabilities	12,222	12,886
Long-Term Debt	20,101	20,278
Pension and Postretirement Benefit Obligations	7,012	7,061
Deferred Income Tax Liabilities	1,069	756
Self-Insurance Reserves	1,644	1,765
Other Non-Current Liabilities	1,515	1,804
Shareowners’ Equity:
Class A common stock (165 and 173 shares issued in 2018 and 2017, respectively)	2	2
Class B common stock (695 and 687 shares issued in 2018 and 2017, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	8,377	5,852
Accumulated other comprehensive loss	(5,288)	(4,867)
Deferred compensation obligations	32	37
Less: Treasury stock (1 share in 2018 and 2017)	(32)	(37)
Total Equity for Controlling Interests	3,098	994
Noncontrolling interests	28	30
Total Shareowners’ Equity	3,126	1,024
Total Liabilities and Shareowners’ Equity	$46,689	$45,574

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$17,444	$16,173	$52,013	$47,610
Operating Expenses:
Compensation and benefits	9,015	8,437	27,084	25,032
Repairs and maintenance	437	399	1,294	1,181
Depreciation and amortization	524	572	1,662	1,688
Purchased transportation	3,216	2,832	9,570	7,991
Fuel	867	636	2,469	1,873
Other occupancy	321	282	1,003	845
Other expenses	1,337	1,203	3,911	3,534
Total Operating Expenses	15,717	14,361	46,993	42,144
Operating Profit	1,727	1,812	5,020	5,466
Other Income and (Expense):
Investment income and other	317	236	913	624
Interest expense	(155)	(111)	(457)	(324)
Total Other Income and (Expense)	162	125	456	300
Income Before Income Taxes	1,889	1,937	5,476	5,766
Income Tax Expense	381	678	1,138	1,957
Net Income	$1,508	$1,259	$4,338	$3,809
Basic Earnings Per Share	$1.74	$1.45	$5.01	$4.37
Diluted Earnings Per Share	$1.73	$1.44	$4.99	$4.35

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$1,508	$1,259	$4,338	$3,809
Change in foreign currency translation adjustment, net of tax	(28)	32	(112)	86
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	—	(4)	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	49	(86)	315	(278)
Change in unrecognized pension and postretirement benefit costs, net of tax	38	32	115	450
Comprehensive Income	$1,566	$1,237	$4,652	$4,068

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$4,338	$3,809
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,662	1,688
Pension and postretirement benefit expense	461	651
Pension and postretirement benefit contributions	(137)	(2,585)
Self-insurance reserves	(127)	(17)
Deferred tax (benefit) expense	218	298
Stock compensation expense	507	463
Other (gains) losses	243	(21)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,096	818
Other assets	1,299	151
Accounts payable	(391)	(398)
Accrued wages and withholdings	200	134
Other liabilities	35	(582)
Other operating activities	18	9
Net cash from operating activities	9,422	4,418
Cash Flows From Investing Activities:
Capital expenditures	(4,490)	(3,708)
Proceeds from disposals of property, plant and equipment	45	18
Purchases of marketable securities	(634)	(1,465)
Sales and maturities of marketable securities	612	1,582
Net (increase) decrease in finance receivables	(7)	(1)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(2)	(61)
Other investing activities	(23)	20
Net cash used in investing activities	(4,499)	(3,615)
Cash Flows From Financing Activities:
Net change in short-term debt	(77)	(354)
Proceeds from long-term borrowings	1,052	5,328
Repayments of long-term borrowings	(2,122)	(2,450)
Purchases of common stock	(770)	(1,346)
Issuances of common stock	176	177
Dividends	(2,260)	(2,085)
Other financing activities	(259)	(184)
Net cash used in financing activities	(4,260)	(914)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(57)	56
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	606	(55)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,769	3,921
End of period	$4,375	$3,866

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
For interim consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on our financial position or results of operations.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2018. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short and long-term debt in note 9 and our derivative instruments in note 14. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. As part of our ongoing investment in transformation, beginning in the third quarter of 2018, we revised our estimates of useful lives for building improvements and vehicles based on our current assessment of these factors. In general, the change in estimate had the effect of lengthening the useful lives of vehicles and building improvements. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles-6 to 15 years; Aircraft-12 to 30 years; Buildings-20 to 40 years; Leasehold Improvements-lesser of asset useful life or lease term; Plant Equipment-3 to 20 years; Technology Equipment-3 to 5 years. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.
This change in estimate was applied prospectively effective for the third quarter of 2018. See"Consolidated Operating Expenses" of Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of the impact to "Depreciation and amortization."
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
In November 2016, the FASB issued an ASU that is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows ("Restricted Cash"). Effective January 1, 2018, we adopted the requirements of this ASU retrospectively. As a result of this update, restricted cash is included within cash and cash equivalents on our statements of consolidated cash flows.
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
(1) The caption "Other current liabilities" was presented separately from "Hedge margin liabilities" of $17 million in the Form 10-K at December 31, 2017. These captions have been collapsed in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 included within this Form 10-Q.
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statement of operations, which reflects the adoption of the new ASUs, is as follows (in millions):

	Three months ended September 30, 2017
	As Previously Reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Revenue	$15,978	$195	$—	$—	$16,173
Operating Expenses:
Compensation and benefits	8,221	—	216	—	8,437
Repairs and maintenance	398	1	—	—	399
Depreciation and amortization	572	—	—	—	572
Purchased transportation	2,652	180	—	—	2,832
Fuel	636	—	—	—	636
Other occupancy	282	—	—	—	282
Other expenses	1,182	21	—	—	1,203
Total Operating Expenses	13,943	202	216	—	14,361
Operating Profit	2,035	(7)	(216)	—	1,812
Other Income and (Expense):
Investment income and other	20	—	216	—	236
Interest expense	(111)	—	—	—	(111)
Total Other Income and (Expense)	(91)	—	216	—	125
Income Before Income Taxes	1,944	(7)	—	—	1,937
Income Tax Expense (Benefit)	680	(2)	—	—	678
Net Income	$1,264	$(5)	$—	$—	$1,259
Basic Earnings Per Share	$1.45	$—	$—	$—	$1.45
Diluted Earnings Per Share	$1.45	$(0.01)	$—	$—	$1.44
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30, 2017
	As Previously Reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Revenue	$47,043	$567	$—	$—	$47,610
Operating Expenses:
Compensation and benefits	24,457	—	575	—	25,032
Repairs and maintenance	1,180	1	—	—	1,181
Depreciation and amortization	1,688	—	—	—	1,688
Purchased transportation	7,461	530	—	—	7,991
Fuel	1,873	—	—	—	1,873
Other occupancy	845	—	—	—	845
Other expenses	3,504	30	—	—	3,534
Total Operating Expenses	41,008	561	575	—	42,144
Operating Profit	6,035	6	(575)	—	5,466
Other Income and (Expense):
Investment income and other	49	—	575	—	624
Interest expense	(324)	—	—	—	(324)
Total Other Income and (Expense)	(275)	—	575	—	300
Income Before Income Taxes	5,760	6	—	—	5,766
Income Tax Expense (Benefit)	1,954	3	—	—	1,957
Net Income	$3,806	$3	$—	$—	$3,809
Basic Earnings Per Share	$4.36	$0.01	$—	$—	$4.37
Diluted Earnings Per Share	$4.35	$—	$—	$—	$4.35

(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited impacted consolidated statement of cash flows line items, which reflect the adoption of the new ASUs, are as follows (in millions):

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Net Income	$3,806	$3	$—	$—	$3,809
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax (benefit) expense	295	3	—	—	298
Other assets	185	(34)	—	—	151
Accounts payable	(411)	13	—	—	(398)
Accrued wages and withholdings	117	17	—	—	134
Other liabilities	(580)	(2)	—	—	(582)
Cash flows from operating activities	4,418	—	—	—	4,418
Purchase of marketable securities	(1,468)	—	—	3	(1,465)
Net cash used in investing activities	(3,618)	—	—	3	(3,615)
Net decrease in cash, cash equivalents and restricted cash	(58)	—	—	3	(55)
Cash, cash equivalents and restricted cash at the beginning of period	3,476	—	—	445	3,921
Cash, cash equivalents and restricted cash at the end of period	$3,418	$—	$—	$448	$3,866
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
Accounting Standards Issued But Not Yet Effective
In August 2017, the FASB issued an ASU to enhance recognition of the economic results of hedging activities in the financial statements. In addition, this update makes certain targeted improvements to simplify the application of hedge accounting guidance and increase transparency regarding the scope and results of hedging activities. The guidance will generally be applied prospectively and becomes effective for us in the first quarter of 2019, but early adoption is permitted. We continue to evaluate this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued an ASU to require the premium on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the proposed update. Under U.S. GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. Only in cases when an entity has a large number of similar securities is it allowed to consider estimates of principal prepayments. Amortization of the premium over the contractual life of the instrument can result in losses being recorded for the unamortized premium if the issuer exercises the call feature prior to maturity. The standard will be effective for us in the first quarter of 2019, but early adoption is permitted. We continue to evaluate this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued an ASU to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be effective for us in the first quarter of 2020, but early adoption is permitted. We continue to evaluate this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued an ASU that requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from the current treatment. The ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not restated. We anticipate adopting this standard on January 1, 2019 using the prospective adoption approach. We have reviewed and selected a new lease accounting system and are currently accumulating and processing lease data into the system. We are nearing completion of our efforts to compile a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply this update. We are currently assessing the impact of other arrangements for embedded leases. We plan to apply practical expedients provided in the update that allow, among other things, not to reassess contracts that commenced prior to the adoption. We also anticipate electing a policy not to recognize right of use assets and lease liabilities related to short-term leases. We continue to evaluate this update and subsequent amendments to the original update to determine the full impact of its adoption on our consolidated financial position, results of operations, cash flows and related disclosures, as well as the impact of adoption on policies, practices and systems. In addition, we are currently analyzing our internal control framework to determine if controls should be added or modified as a result of adopting this standard. Based on the preliminary evaluation of our lease portfolio, we believe the largest impact will be accounting for leases for real estate, as we have a large portfolio of leased properties that are currently accounted for as operating leases. As of December 31, 2017, we had $1.637 billion of future minimum operating lease commitments that are not currently recognized on our consolidated balance sheets. We expect material changes to our consolidated balance sheets as a result of the new standard and will apply these changes prospectively.
Other accounting pronouncements issued, but not effective until after September 30, 2018, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Next Day Air	$1,896	$1,769	$5,510	$5,186
Deferred	1,066	1,001	3,215	2,991
Ground	7,475	6,881	22,293	20,751
U.S. Domestic Package	10,437	9,651	31,018	28,928

Domestic	678	673	2,094	1,909
Export	2,654	2,568	8,073	7,331
Cargo & Other	146	135	446	381
International Package	3,478	3,376	10,613	9,621

Forwarding	1,672	1,434	4,936	4,047
Logistics	790	736	2,356	2,194
Freight	867	778	2,497	2,240
Other	200	198	593	580
Supply Chain & Freight	3,529	3,146	10,382	9,061

Consolidated revenue	$17,444	$16,173	$52,013	$47,610

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the basis of revenue recognition in accordance with U.S. GAAP. To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide distinct services within a contract, such as transportation services. The vast majority of our contracts with customers for transportation services include only one performance obligation, the transportation services themselves. However, if a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We frequently sell standard transportation services with observable standalone sales prices. In these instances, the observable standalone sales are used to determine the standalone selling price.
In certain business units, such as Logistics, we sell customized, customer-specific solutions in which we provide a significant service of integrating a complex set of tasks and components into a single capability (even if that single capability results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. In these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.
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
Principal vs. Agent Considerations
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. U.S. GAAP requires us to evaluate whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than the agent within their revenue arrangements. This required a change in reporting for certain of our Supply Chain & Freight businesses where previously revenue was reported net of associated purchased transportation costs. Revenue and the associated purchased transportation costs are now both reported on a gross basis within our statements of consolidated income.
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Our total provision for doubtful accounts charged to expense before recoveries during the quarters ended September 30, 2018 and 2017 was $35 and $29 million, respectively, and $76 and $92 million during the nine months ended September 30, 2018 and 2017, respectively.
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
Contract assets related to in-transit packages were $254 and $170 million at September 30, 2018 and December 31, 2017, respectively, net of deferred revenue related to in-transit packages of $233 and $174 million at September 30, 2018 and December 31, 2017, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advanced payments from customers were $6 and $31 million at September 30, 2018 and December 31, 2017, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advanced payments from customers were $26 million at September 30, 2018 and $0 at December 31, 2017, respectively. Long-term contract liabilities are included within "Other Non-Current liabilities" in the consolidated balance sheets.

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
Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement dates to be February 7, 2018 (for U.S.-based employees other than management committee employees), March 1, 2018 (for management committee employees) and March 26, 2018 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $111.91, $106.43 and $103.70 on those dates, respectively.
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under the LTIP to certain eligible management employees. The performance targets are equally-weighted among consolidated operating return on invested capital ("ROIC"), growth in currency-constant consolidated revenue and total shareowner return ("RTSR") relative to a peer group of companies. These Restricted Units generally vest at the end of a three-year period (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned will be based on the percentage achievement of the performance targets established on the grant date.
For the two-thirds of the award related to ROIC and growth in currency-constant consolidated revenue, we recognize the grant date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award related to RTSR is valued using a Monte Carlo model. We recognize the grant date fair value of this portion of the award (less estimated forfeitures) as compensation expense ratably over the vesting period.
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
During the third quarter of 2018, the UPS Compensation Committee approved awards for new executives. These awards will vest over the same period as the 2018 LTIP Award. Based on the date that the Compensation Committee approved these awards, we determined the award measurement date to be August 8, 2018; therefore, the target Restricted Units awarded for the ROIC and growth in currency-constant consolidated revenue portions of the awards were valued for stock compensation expense using the closing New York Stock Exchange price of $120.58 on that date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in the third quarter of 2018, the second quarter of 2018 and 2017 are as follows:

	Q3 2018	Q2 2018	2017
Risk-free interest rate	2.70%	2.61%	1.46%
Expected volatility	16.91%	16.51%	16.59%
Weighted-average fair value of units granted	$156.55	$137.53	$119.29
Share payout	129.83%	123.46%	113.55%

There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
During the first quarter of 2018, we granted non-qualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant (except in the case of death or disability, in which case immediate vesting occurs). The options granted expire 10 years after the date of the grant. In the first quarter of 2018, we granted 0.3 and 0.01 million stock options at a grant price of $106.43 and $104.45, respectively, which is based on the closing New York Stock Exchange price on March 1, 2018 and March 22, 2018, respectively. In the first quarter of 2017, we granted 0.3 million stock options at a grant price of $106.87, which is based on the closing New York Stock Exchange price on March 1, 2017.
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

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended September 30, 2018 and 2017 was $129 and $118 million, respectively. Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the nine months ended September 30, 2018 and 2017 was $507 and $463 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2018 and December 31, 2017 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2018:
Current trading marketable securities:
Corporate debt securities	$75	$—	$—	$75
Equity securities	2	—	—	2
Total trading marketable securities	77	—	—	77

Current available-for-sale securities:
U.S. government and agency debt securities	297	—	(5)	292
Mortgage and asset-backed debt securities	85	—	(1)	84
Corporate debt securities	277	—	(2)	275
Non-U.S. government debt securities	16	—	—	16
Total available-for-sale marketable securities	675	—	(8)	667

Total current marketable securities	$752	$—	$(8)	$744

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2017:
Current trading marketable securities:
Corporate debt securities	$75	$—	$—	$75
Carbon credit investments (1)	77	16	—	93
Total trading marketable securities	152	16	—	168

Current available-for-sale securities:
U.S. government and agency debt securities	286	—	(3)	283
Mortgage and asset-backed debt securities	86	—	—	86
Corporate debt securities	201	1	(1)	201
Equity securities	2	—	—	2
Non-U.S. government debt securities	9	—	—	9
Total available-for-sale marketable securities	584	1	(4)	581

Total current marketable securities	$736	$17	$(4)	$749
(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See Note 14 for offsetting statement of consolidated income impact.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of September 30, 2018. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2018, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$230	$228
Due after one year through three years	424	420
Due after three years through five years	21	21
Due after five years	75	73
	750	742
Equity securities	2	2
	$752	$744

Non-Current Investments and Restricted Cash
Non-current investments and restricted cash is primarily associated with our self-insurance programs. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities and cash equivalents. Collateral provided is reflected in "Cash, Cash Equivalents and Restricted Cash" in the statements of consolidated cash flows. At September 30, 2018 and December 31, 2017, we had $278 and $449 million in self-insurance investments and restricted cash, respectively.
We held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at September 30, 2018 and December 31, 2017. The quarterly change in investment fair value is recognized in "Investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $9 and $15 million as of September 30, 2018 and December 31, 2017, respectively.
The amounts described above are classified as “Non-Current Investments and Restricted Cash” in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$4,097	$3,320	$3,418
Restricted cash	278	449	448
Total cash, cash equivalents and restricted cash	$4,375	$3,769	$3,866

Fair Value Measurements
Marketable securities valued utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. government debt securities, as these securities all have quoted prices in active markets. Marketable securities valued utilizing Level 2 inputs include asset-backed securities, corporate bonds and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other non-current investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.14% and 7.56% as of September 30, 2018 and December 31, 2017, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis. The level 3 instruments measured on a recurring basis totaled $2 and $6 million as of September 30, 2018 and December 31, 2017, respectively.
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2018:
Marketable Securities:
U.S. government and agency debt securities	$292	$—	$—	$292
Mortgage and asset-backed debt securities	—	84	—	84
Corporate debt securities	—	350	—	350
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	16	—	16
Total marketable securities	292	452	—	744
Other non-current investments	19	—	2	21
Total	$311	$452	$2	$765

December 31, 2017:
Marketable Securities:
U.S. government and agency debt securities	$283	$—	$—	$283
Mortgage and asset-backed debt securities		86	—	86
Corporate debt securities	—	276	—	276
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	9	—	9
Carbon credit investments	93	—	—	93
Total marketable securities	376	373	—	749
Other non-current investments	19	—	6	25
Total	$395	$373	$6	$774

There were no transfers of investments between Level 1 and Level 2 during the three or nine months ended September 30, 2018 or 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2018 and December 31, 2017 consists of the following (in millions):

	2018	2017
Vehicles	$9,500	$9,365
Aircraft	17,245	16,248
Land	1,783	1,582
Buildings	4,615	4,035
Building and leasehold improvements	4,095	3,934
Plant equipment	10,054	9,387
Technology equipment	2,062	1,907
Equipment under operating leases	—	29
Construction-in-progress	3,692	2,239
	53,046	48,726
Less: Accumulated depreciation and amortization	(27,667)	(26,608)
	$25,379	$22,118

We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three or nine months ended September 30, 2018 or 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2018 and 2017 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Three Months Ended September 30:
Service cost	$415	$382	$7	$7	$15	$15
Interest cost	450	445	26	28	11	10
Expected return on assets	(800)	(730)	(2)	(2)	(19)	(17)
Amortization of prior service cost	48	48	2	1	—	1
Net periodic benefit cost	$113	$145	$33	$34	$7	$9

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Nine Months Ended September 30:
Service cost	$1,246	$1,161	$21	$21	$47	$44
Interest cost	1,349	1,369	78	84	34	30
Expected return on assets	(2,401)	(2,154)	(6)	(5)	(58)	(49)
Amortization of prior service cost	145	144	6	5	—	1
Net periodic benefit cost	$339	$520	$99	$105	$23	$26

During the first nine months of 2018, we contributed $74 and $63 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute $24 and $16 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
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
Effective June 23, 2017, the Company amended the UPS 401(k) Savings Plan so that non-union employees who currently participate in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, earn a UPS Retirement Contribution beginning January 1, 2023. UPS will contribute 5% to 8% of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. The amendment also provides for transition contributions for certain participants. There was no impact to the statements of consolidated income for the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017 as a result of the above changes.

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
As of September 30, 2018 and December 31, 2017 we had $854 and $859 million, respectively, recorded in "Other non-current liabilities" as well as $7 and $8 million as of September 30, 2018 and December 31, 2017, respectively, recorded in "Other current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 44 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2018 and December 31, 2017 was $836 and $921 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”) under the MPRA. The CSPF plan proposed to reduce retirement benefits to the CSPF participants, including the UPS Transfer Group. We challenged the proposed benefit reduction plan because the CSPF failed to comply with its contractual obligation to obtain our consent to reduce benefits to the UPS Transfer Group under the terms of our withdrawal agreement with the CSPF and because we believed that it did not comply with the law. On May 6, 2016, Treasury rejected the proposed plan submitted by the CSPF, stating that it failed to satisfy a number of requirements set forth in the MPRA.
The CSPF has asserted that it will become insolvent in 2025, which could lead to the reduction of retirement benefits. Although there are numerous factors that could affect the CSPF’s funded status, if the CSPF were to become insolvent as it has asserted, UPS may be required to provide coordinating benefits, thereby increasing the current projected benefit obligation of the UPS/IBT Plan by approximately $4 billion. The CSPF has said that it believes a legislative solution to its funding status is necessary, and we expect that the CSPF will continue to explore options to avoid insolvency.
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
We account for this potential obligation under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”). Under ASC 715 we are required to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely outcome to this matter and the broader systemic problems facing multiemployer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities. As a result, our best estimate as of December 31, 2017, the most recent measurement date, did not consider this possibility. However, if a future change in law occurs, it may be a significant event requiring an interim remeasurement of the UPS/IBT Plan at the date the law is enacted.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Absent an ability to anticipate changes in law in estimating pension liabilities, our best estimate of the next most likely outcome to address the CSPF’s potential insolvency is that the CSPF will submit another benefit reduction plan under the MPRA to forestall insolvency. We believe that it is reasonably possible that such a MPRA filing would include a proposal to reduce benefits to the UPS Transfer Group. If the CSPF seeks to impermissibly reduce benefits to the UPS Transfer Group under a MPRA filing, we would have a strong legal position to prevent that from occurring given that, under our existing agreement with the CSPF, these benefits cannot be reduced without our consent and such a reduction, without first exhausting reductions to other groups in the CSPF, would be contrary to law. Our best estimate as of December 31, 2017, the most recent measurement date, was that there was no additional liability to be recognized for coordinating benefits of the UPS/IBT Plan. However, based on the passage of time and possible changes in other actuarial assumptions, it is reasonably possible that, at the next measurement date, our projected benefit obligation could materially increase as uncertainties are resolved. The amount, if any, of an increase in our projected benefit obligation at our next measurement date will be dependent on the economic and plan conditions that exist as of that date. We will continue to assess the impact of these uncertainties on the projected benefit obligation of the UPS/IBT Plan in accordance with ASC 715.
Collective Bargaining Agreements
As of December 31, 2017, we had approximately 280,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. Although these agreements were set to expire July 31, 2018, we reached tentative agreements with the Teamsters on two new five-year contracts in the U.S. Domestic Package and UPS Freight business units on June 21, 2018 and on July 12, 2018, respectively. See Teamsters updated within note 17.
We have approximately 2,700 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable on September 1, 2021. Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727, which became amendable November 1, 2013. We remain in negotiations with respect to this agreement. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will become amendable on July 31, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2018 and December 31, 2017 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2017:	$715	$435	$2,722	$3,872
Acquired	—	—	—	—
Currency / Other	—	(19)	(28)	(47)
September 30, 2018:	$715	$416	$2,694	$3,825

The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

Goodwill Impairment
We completed our annual goodwill impairment valuation for all reporting units and indefinite-lived intangible assets as of July 1, 2018, and determined that goodwill is not impaired. There were no triggering events identified during the third quarter of 2018. We will continue to monitor each reporting unit for triggering events that might require an update to our annual impairment evaluation between the annual assessment date and December 31, 2018.

The following is a summary of intangible assets as of September 30, 2018 and December 31, 2017 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2018:
Capitalized software	$3,631	$(2,454)	$1,177
Licenses	114	(29)	85
Franchise rights	145	(102)	43
Customer relationships	740	(200)	540
Trade name	200	—	200
Trademarks, patents and other	54	(29)	25
Total Intangible Assets, Net	$4,884	$(2,814)	$2,070
December 31, 2017:
Capitalized software	$3,273	$(2,310)	$963
Licenses	114	(10)	104
Franchise rights	144	(97)	47
Customer relationships	776	(160)	616
Trade name	200	—	200
Trademarks, patents and other	71	(37)	34
Total Intangible Assets, Net	$4,578	$(2,614)	$1,964

As of September 30, 2018, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $5 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. Impairment tests for the finite-lived intangible assets are only performed when a triggering event occurs that may indicate that the carrying value of the intangible may not be recoverable. There was a $12 million impairment of a finite-lived asset in the second quarter of 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2018 and December 31, 2017 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2018	2017
Commercial paper	$2,815	2018 - 2019	$2,815	$3,203
Fixed-rate senior notes:
5.500% senior notes	750	2018	—	751
5.125% senior notes	1,000	2019	1,004	1,019
3.125% senior notes	1,500	2021	1,509	1,549
2.050% senior notes	700	2021	697	696
2.450% senior notes	1,000	2022	952	979
2.350% senior notes	600	2022	597	597
2.500% senior note	1,000	2023	994	992
2.800% senior note	500	2024	496	495
2.400% senior note	500	2026	497	497
3.050% senior note	1,000	2027	991	990
6.200% senior notes	1,500	2038	1,482	1,482
4.875% senior notes	500	2040	490	489
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750 % senior notes	1,150	2047	1,136	1,135
Floating-rate senior notes:
Floating-rate senior notes	350	2021	348	348
Floating-rate senior notes	400	2022	399	398
Floating-rate senior notes	500	2023	499	496
Floating-rate senior notes	1,043	2049-2067	1,030	1,032
8.375% Debentures:
8.375% debentures	424	2020	434	447
8.375% debentures	276	2030	281	282
Pound Sterling notes:
5.500% notes	87	2031	86	84
5.125% notes	593	2050	561	586
Euro senior notes:
0.375% notes	811	2023	805	832
1.625% notes	811	2025	806	833
1.000% notes	579	2028	575	595
1.500% notes	579	2032	575	594
Floating-rate senior notes	579	2020	578	598
Canadian senior notes:
2.125% notes	575	2024	572	593
Capital lease obligations	900	2018-3005	900	500
Facility notes and bonds	320	2029-2045	320	319
Other debt	13	2018-2022	13	19
Total debt	$24,230		23,301	24,289
Less: Current maturities			(3,200)	(4,011)
Long-term debt			$20,101	$20,278
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of September 30, 2018: $2.267 billion with an average interest rate of 2.01% and €473 million ($548 million) with an average interest rate of -0.37%. As of September 30, 2018, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.

Debt Classification
We have classified our 5.125% senior notes due April 2019 with a principal balance of $1.0 billion as long-term debt based on our intent and ability to refinance the debt as of September 30, 2018. We have classified certain floating-rate senior notes that are putable by the note holders as long-term debt, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
Debt Repayments
On January 15, 2018, our $750 million 5.500% senior notes matured and were repaid in full.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $4.5 billion, and expires on March 22, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2018.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 24, 2022. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of September 30, 2018.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2018 and for all prior periods presented, we were in compliance with all applicable financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2018, 10% of net tangible assets was equivalent to $2.857 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $23.857 and $25.206 billion as of September 30, 2018 and December 31, 2017, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LEGAL PROCEEDINGS AND CONTINGENCIES
We are involved in a number of judicial proceedings and other matters arising from the conduct of our business activities.
Although there can be no assurance as to the ultimate outcome, we have generally denied, or believe we have a meritorious defense and will deny, liability in all pending matters, including (except as otherwise noted herein) the matters described below, and we intend to defend vigorously each matter. We accrue for legal claims when, and to the extent that, amounts associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
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
UPS and our subsidiary The UPS Store, Inc. were defendants in Morgate v. The UPS Store, Inc. et al., an action in the Los Angeles Superior Court brought on behalf of a certified class of all franchisees who chose to rebrand their Mail Boxes Etc. franchises to The UPS Store in March 2003. Plaintiff alleged that UPS and The UPS Store, Inc. misrepresented and omitted facts to the class about the market tests that were conducted before offering the class the choice of whether to rebrand to The UPS Store. In May 2018, we reached an agreement to resolve the case for an immaterial amount, subject to court approval. Court approval was received and the case was resolved in the third quarter of 2018.
We are a defendant in Ryan Wright and Julia Zislin v. United Parcel Service Canada Ltd., an action brought on behalf of a certified class of customers in the Superior Court of Justice in Ontario, Canada. Plaintiffs filed suit in February 2007, alleging inadequate disclosure concerning the existence and cost of brokerage services provided by us under applicable provincial consumer protection legislation and infringement of interest restriction provisions under the Criminal Code of Canada. Partial summary judgment was granted to us and the plaintiffs by the Ontario motions court in August 2011, when it dismissed plaintiffs' complaint under the Criminal Code and granted plaintiffs' complaint of inadequate disclosure. We appealed the Court's decision pertaining to inadequate disclosure in September 2011. In June 2018, we reached an agreement to resolve the case for an immaterial amount, subject to court approval. Court approval was received and the case was resolved in the third quarter of 2018.
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheets at September 30, 2018. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court's analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. The briefing is now complete and we are awaiting the scheduling of oral arguments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Matters
In October 2015, the Department of Justice ("DOJ") informed us of an industry-wide inquiry into the transportation of mail under the United States Postal Service ("USPS") International Commercial Air contracts. In October 2017, we received a Civil Investigative Demand seeking certain information relating to our contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating with the DOJ. We are unable to predict what action, if any, might be taken in the future by any government authorities as a result of their investigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing a fine on UPS of €19.2 million.UPS has appealed the decision and in September 2018, obtained a suspension of the implementation of the decision (including payment of the fine). The appeal is pending. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2018 the Turkish Competition Authority (“Authority”) opened an investigation into nine companies (including UPS) in the small package industry related to alleged customer allocations in violation of Turkish competition law. In April 2018, the Authority consolidated this investigation with two other investigations involving similar allegations. The consolidated investigation involves over 30 companies. The investigation is in its early stages. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
We are a party in various other matters that arose in the normal course of business. We do not believe that the eventual resolution of these other matters (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our financial condition, results of operations or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2018, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of September 30, 2018, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts for the nine months ended September 30, 2018 and 2017 (in millions, except per share amounts):

	2018		2017
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	173	$2	180	$2
Common stock purchases	(3)	—	(3)	—
Stock award plans	4	—	4	—
Common stock issuances	3	—	2	—
Conversions of class A to class B common stock	(12)	—	(7)	—
Class A shares issued at end of period	165	$2	176	$2
Class B Common Stock
Balance at beginning of period	687	$7	689	$7
Common stock purchases	(4)	—	(9)	—
Conversions of class A to class B common stock	12	—	7	—
Class B shares issued at end of period	695	$7	687	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		307		283
Common stock purchases		(632)		(604)
Common stock issuances		312		268
Option premiums received (paid)		13		53
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$5,852		$4,880
Net income attributable to common shareowners		4,338		3,809
Dividends ($2.73 and $2.49 per share)		(2,408)		(2,213)
Common stock purchases		(124)		(748)
Reclassification from AOCI pursuant to the early adoption of ASU 2018-02		735		—
Other		(16)		—
Balance at end of period		$8,377		$5,728

We repurchased 6.6 million shares of class A and class B common stock for $756 million during the nine months ended September 30, 2018, and 12.3 million shares for $1.352 billion during the nine months ended September 30, 2017. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of September 30, 2018, we had $3.583 billion of this share repurchase authorization available.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2018, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $13 million during the first nine months of 2018 and $53 million during the first nine months of 2017, related to entering into and settling capped call options for the purchase of class B shares. As of September 30, 2018, we had outstanding options for the purchase of 0.4 million shares with a weighted average strike price of $98.16 per share that will settle during 2018.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. Additionally, effective January 1, 2018, we early adopted an ASU that allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act (see note 2 for further information). The activity in AOCI for the nine months ended September 30, 2018 and 2017 is as follows (in millions):

	2018	2017
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(930)	$(1,016)
Translation adjustment (net of tax effect of $26 and $(146))	(112)	86
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(47)	—
Balance at end of period	(1,089)	(930)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(1)
Current period changes in fair value (net of tax effect of $(2) and $1)	(6)	2
Reclassification to earnings (net of tax effect of $1 and $0)	2	(1)
Balance at end of period	(6)	—
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(366)	(45)
Current period changes in fair value (net of tax effect of $81 and $(162))	254	(269)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(79)	—
Reclassification to earnings (net of tax effect of $19 and $(6))	61	(9)
Balance at end of period	(130)	(323)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,569)	(3,421)
Remeasurement of plan assets and liabilities (net of tax effect of $0 and $214) (1)	—	356
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(609)	—
Reclassification to earnings (net of tax effect of $36 and $56)	115	94
Balance at end of period	(4,063)	(2,971)
Accumulated other comprehensive income (loss) at end of period	$(5,288)	$(4,224)

(1) See note 7 for further information about plan curtailments resulting in remeasurement of plan assets and liabilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2018 and 2017 is as follows (in millions):

Three Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2018	2017
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	$(1)	$1	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	(1)	1	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(6)	Interest expense
Foreign exchange contracts	—	3	Revenue
Income tax (expense) benefit	1	1	Income tax expense
Impact on net income	(5)	(2)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(50)	(50)	Investment income and other
Income tax (expense) benefit	12	19	Income tax expense
Impact on net income	(38)	(31)	Net income

Total amount reclassified for the period	$(44)	$(32)	Net income

Nine Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2018	2017
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	(3)	1	Investment income and other
Income tax (expense) benefit	1	—	Income tax expense
Impact on net income	(2)	1	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(18)	(20)	Interest expense
Foreign exchange contracts	(62)	35	Revenue
Income tax (expense) benefit	19	(6)	Income tax expense
Impact on net income	(61)	9	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(151)	(150)	Investment income and other
Income tax (expense) benefit	36	56	Income tax expense
Impact on net income	(115)	(94)	Net income

Total amount reclassified for the period	$(178)	$(84)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the nine months ended September 30, 2018 and 2017 is as follows (in millions):

	2018		2017
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$37		$45
Reinvested dividends		2		2
Benefit payments		(7)		(10)
Balance at end of period		$32		$37
Treasury Stock:
Balance at beginning of period	(1)	$(37)	(1)	$(45)
Reinvested dividends	—	(2)	—	(2)
Benefit payments	—	7	—	10
Balance at end of period	(1)	$(32)	(1)	$(37)

Noncontrolling Interests:
We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests decreased $2 million and increased $6 million for the nine months ended September 30, 2018 and 2017, respectively.

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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and updated in note 2 and note 3 for newly adopted accounting standards. Certain expenses are allocated between the segments using activity-based costing methods.
Segment information for the three and nine months ended September 30, 2018 and 2017 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
U.S. Domestic Package	$10,437	$9,651	$31,018	$28,928
International Package	3,478	3,376	10,613	9,621
Supply Chain & Freight	3,529	3,146	10,382	9,061
Consolidated	$17,444	$16,173	$52,013	$47,610
Operating Profit:
U.S. Domestic Package	$949	$1,011	$2,644	$3,216
International Package	536	606	1,748	1,694
Supply Chain & Freight	242	195	628	556
Consolidated	$1,727	$1,812	$5,020	$5,466

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common shareowners	$1,508	$1,259	$4,338	$3,809
Denominator:
Weighted average shares	860	864	861	867
Deferred compensation obligations	1	1	1	1
Vested portion of restricted units	4	4	4	4
Denominator for basic earnings per share	865	869	866	872
Effect of dilutive securities:
Restricted units	5	4	4	3
Stock options	—	1	—	1
Denominator for diluted earnings per share	870	874	870	876
Basic earnings per share	$1.74	$1.45	$5.01	$4.37
Diluted earnings per share	$1.73	$1.44	$4.99	$4.35

There were no antidilutive shares for the three months ended September 30, 2018 or 2017. Diluted earnings per share for the nine months ended September 30, 2018 and 2017 excluded the effect of 0.1 million and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines, and by monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties.
At September 30, 2018 and December 31, 2017, we held cash collateral of $59 and $17 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted. At September 30, 2018 and December 31, 2017, $45 and $174 million, respectively, of additional collateral was required to be posted with our counterparties.
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
The aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions were in a net liability position of $0 and $16 million at September 30, 2018 and December 31, 2017, respectively.
Accounting Policy for Derivative Instruments
We recognize all derivative instruments as assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the derivative, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2018 and December 31, 2017, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2018		December 31, 2017
Currency hedges:
Euro	EUR	4,848	EUR	4,942
British Pound Sterling	GBP	1,713	GBP	1,736
Canadian Dollar	CAD	1,433	CAD	1,259
Mexican Peso	MXN	—	MXN	169
Singapore Dollar	SGD	41	SGD	11

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	4,674	USD	5,424
Floating to Fixed Interest Rate Swaps	USD	778	USD	778

Investment market price hedges:
Marketable Securities	EUR	—	EUR	64

As of September 30, 2018 or December 31, 2017, we had no outstanding commodity hedge positions.
Balance Sheet Recognition and Fair Value Measurements
The following table indicates the location on the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$63	$2	$39	$—
Interest rate contracts	Other current assets	Level 2	4	1	4	1
Foreign exchange contracts	Other non-current assets	Level 2	96	1	66	—
Interest rate contracts	Other non-current assets	Level 2	9	59	2	43
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	3	18	3	17
Foreign exchange contracts	Other non-current assets	Level 2	1	—	—	—
Interest rate contracts	Other non-current assets	Level 2	20	26	20	26
Total Asset Derivatives			$196	$107	$134	$87

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$30	$93	$6	$91
Foreign exchange contracts	Other non-current liabilities	Level 2	39	194	9	193
Interest rate contracts	Other non-current liabilities	Level 2	65	28	58	12
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	1	1	1	—
Investment market price contracts	Other current liabilities	Level 2	—	16	—	16
Foreign exchange contracts	Other non-current liabilities	Level 2	1	—	—	—
Total Liability Derivatives			$136	$332	$74	$312

Our foreign exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI for the three and nine months ended September 30, 2018 and 2017 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2018	2017
Interest rate contracts	$1	$—
Foreign exchange contracts	57	(141)
Total	$58	$(141)

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2018	2017
Interest rate contracts	$3	$—
Foreign exchange contracts	332	(431)
Total	$335	$(431)

As of September 30, 2018, there are $3 million of pre-tax losses related to cash flow hedges that are currently deferred in AOCI that are expected to be reclassified to income over the 12 month period ending September 30, 2019. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is approximately 14 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2018 and 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2018 and 2017 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2018	2017
Foreign denominated debt	$10	$(142)
Total	$10	$(142)

Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2018	2017
Foreign denominated debt	$148	(389)
Total	$148	$(389)

The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the three and nine months ended September 30, 2018 and 2017.
The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the three and nine months ended September 30, 2018 and 2017 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Hedged Items Amount of Gain (Loss) Recognized in Income
		2018	2017			2018	2017
Three Months Ended September 30:
Interest rate contracts	Interest Expense	$(13)	$(18)	Fixed-Rate Debt	Interest Expense	$13	$18
Nine Months Ended September 30:
Interest rate contracts	Interest Expense	$(86)	$(41)	Fixed-Rate Debt	Interest Expense	$86	$41

Additionally, we maintain some interest rate swaps, foreign exchange forwards and investment market price forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of portions of our outstanding debt. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities on our consolidated balance sheets. These investment market price forward contracts are intended to provide an economic offset to fair value fluctuations of certain investments in marketable securities.
We also periodically terminate interest rate swaps and foreign exchange options by entering into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original swap and foreign exchange contracts. These transactions provide an economic offset that effectively eliminates the effects of changes in market valuation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and nine months ended September 30, 2018 and 2017 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2018	2017
Three Months Ended September 30:
Interest rate contracts	Interest expense	$(3)	$(2)
Foreign exchange contracts	Investment income and other	(14)	14
Investment market price contracts	Investment income and other	—	(45)
Total		$(17)	$(33)
Nine Months Ended September 30:
Interest rate contracts	Interest expense	$(7)	$(6)
Foreign exchange contracts	Investment income and other	(73)	$34
Investment market price contracts	Investment income and other	16	(37)
Total		$(64)	$(9)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
Our effective tax rate decreased to 20.2% in the third quarter of 2018 from 35.0% in the same period of 2017 (20.8% year-to-date in 2018 compared to 33.9% in the same period of 2017). The decrease in our effective tax rate was primarily due to the impact of the Tax Act, discussed further below, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the recognition of excess tax benefits related to share-based compensation in income tax reduced our effective rate by 0.8% year-to-date in 2018 compared to 1.1% in the same period of 2017 (there was not a significant impact in the third quarter of 2018 or 2017). Other factors that impacted our effective tax rate in the third quarter and year-to-date periods of 2018 compared with the same periods of 2017 include favorable resolutions of uncertain tax positions, favorable U.S. state and local tax law changes, favorable tax provisions enacted in the Bipartisan Budget Act of 2018 and discrete tax credits associated with the filing of our 2017 U.S. federal income tax return.
As discussed in note 16, we recognized pre-tax transformation strategy costs of $97 million in the third quarter of 2018 ($360 million year-to-date). As a result, we recorded an additional income tax benefit of $24 million ($87 million year-to-date). This benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
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
In late December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under U.S. GAAP. If a company's accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Accordingly, we recorded provisional estimates in the year ended December 31, 2017 related to our Transition Tax liability, our change in indefinite reinvestment assertion for certain foreign subsidiaries and the remeasurement of our U.S. net deferred tax liabilities.
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
During the third quarter of 2018, guidance was issued clarifying certain provisions of the Tax Act, and we filed our 2017 U.S. federal income tax return. We have not identified or made any adjustments to our provisional estimates through the third quarter of 2018. During the fourth quarter, we expect the issuance of additional regulatory guidance on certain provisions of the Tax Act, and we will file our 2017 U.S. state and local and certain foreign tax returns. We expect to complete our accounting for our provisional estimates during the fourth quarter, which is within the prescribed measurement period.
NOTE 16. TRANSFORMATION STRATEGY
In the first quarter of 2018, we launched the first phase of a multi-year, enterprise-wide transformation strategy that is expected to impact our organization. Over the next few years additional phases will be implemented. The program includes investments impacting global direct and indirect operating costs, as well as changes in processes and technology.
During the quarter ended September 30, 2018, we recorded a pre-tax charge of $97 million ($360 million year-to-date) that reflects costs and other benefits of $70 million for the quarter ($262 million year-to-date) included within "Compensation and benefits" on the statements of consolidated income, and other costs of $27 million ($98 million year-to-date) recorded to total other expenses. The after-tax transformation strategy costs totaled $73 million in the third quarter of 2018 ($273 million year-to-date). The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction. There were no comparable costs for the first nine months of 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SUBSEQUENT EVENTS

Collective Bargaining Agreement Status
On October 5, 2018, the Teamsters declared that the tentative national master agreement for the U.S. Domestic Package business unit was considered ratified, and will be implemented as soon as five remaining local and supplemental agreements are renegotiated and ratified. We remain in the process of negotiating and ratifying these local and supplemental agreements which, when ratified, will be retroactive to August 1, 2018. The UPS Freight business unit national master agreement was not ratified, and we remain in negotiations with respect to this agreement.
We cannot provide any assurances as to our ability to successfully negotiate and enter into any new agreements, or the timing thereof, or the impact that any of these matters may have on our business, financial position, results of operations or liquidity.

Acquisition of Noncontrolling Interests
On October 24, 2018 we acquired the noncontrolling interest in our express services joint venture in India. We previously held a majority position in this joint venture, which exclusively serves our international express small package shipping business in India. The acquisition was not material to our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During the third quarter of 2018, our business units produced strong revenue growth across all three segments. We realized improvements in revenue per piece as pricing and growth initiatives drove an increase in yields in each of our major products.
On a year-to-date basis, we produced solid operating results in both our International Package and Supply Chain & Freight segments. The U.S. Domestic Package segment realized strong revenue growth, driven by yield improvements across all products and solid volume growth. Operating profit was impacted by planned costs related to our transformation strategy, continuing deployment of Saturday operations, higher pension expenses and the impact of bringing new facility and technology projects on-line. The benefits of our efficiency and growth initiatives in the U.S. will not be fully realized until future periods.
Consolidated revenue increased 7.9% to $17.444 billion for the third quarter of 2018 when compared to 2017. For the year-to-date period, consolidated revenue increased 9.2% to $52.013 billion in 2018 from $47.610 billion in 2017. Revenue for the third quarter of 2018 increased in all segments and major product categories as demand for our services remained strong. Operating profit was $1.727 billion for the three months ended September 30, 2018 and $5.020 billion for the nine months ended September 30, 2018, compared to $1.812 and $5.466 billion for the three and nine months ended September 30, 2017, respectively.
Average daily package volume increased 2.7% for the third quarter of 2018 and 3.4% year-to-date. We reported third quarter 2018 net income of $1.508 billion which increased 19.8% in 2018 compared to 2017 as diluted earnings per share increased 20.1% to $1.73 in 2018. On a year-to-date basis, net income was $4.338 billion and increased 13.9% in 2018 compared to 2017 as diluted earnings per share increased 14.7% to $4.99.
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
Revenue (in millions)	$17,444	$16,173	7.9%	$52,013	$47,610	9.2%
Operating Expenses (in millions)	15,717	14,361	9.4%	46,993	42,144	11.5%
Operating Profit (in millions)	$1,727	$1,812	(4.7)%	$5,020	$5,466	(8.2)%
Operating Margin	9.9%	11.2%		9.7%	11.5%
Average Daily Package Volume (in thousands)	19,506	18,995	2.7%	19,349	18,706	3.4%
Average Revenue Per Piece	$11.20	$10.77	4.0%	$11.14	$10.68	4.3%
Net Income (in millions)	$1,508	$1,259	19.8%	$4,338	$3,809	13.9%
Basic Earnings Per Share	$1.74	$1.45	20.0%	$5.01	$4.37	14.6%
Diluted Earnings Per Share	$1.73	$1.44	20.1%	$4.99	$4.35	14.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The quarter-over-quarter and year-over-year comparisons of our financial results are affected by the following items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2018	2017	2018	2017
Operating Expenses:
Transformation Strategy Costs	$97	$—	$360	$—
Total Adjustments to Operating Expenses	97	—	360	—
Income Tax Benefit from Transformation Strategy Costs	(24)	—	(87)	—
Total Adjustments to Net Income	$73	$—	$273	$—
Transformation strategy costs described in note 16 to the unaudited consolidated financial statements have been excluded from comparisons of "adjusted" compensation and benefits, other operating expenses, operating profit, operating margin, income tax expense and effective tax rate. The pre-tax transformation strategy costs totaled $97 million in the third quarter of 2018 ($360 million year-to-date), and reflects costs and other benefits of $70 million for the quarter ($262 million year-to-date) included within "Compensation and benefits" on the statements of consolidated income, and other costs of $27 million ($98 million year-to-date) recorded to total other expenses. The after-tax transformation strategy costs totaled $73 million in the third quarter of 2018 ($273 million year-to-date). The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
Average Daily Package Volume (in thousands):
Next Day Air	1,526	1,471	3.7%	1,462	1,394	4.9%
Deferred	1,256	1,240	1.3%	1,260	1,245	1.2%
Ground	13,624	13,178	3.4%	13,529	13,065	3.6%
Total Avg. Daily Package Volume	16,406	15,889	3.3%	16,251	15,704	3.5%
Average Revenue Per Piece:
Next Day Air	$19.72	$19.09	3.3%	$19.73	$19.48	1.3%
Deferred	13.47	12.81	5.2%	13.36	12.58	6.2%
Ground	8.71	8.29	5.1%	8.63	8.32	3.7%
Total Avg. Revenue Per Piece	$10.10	$9.64	4.8%	$9.99	$9.64	3.6%
Operating Days in Period	63	63		191	191
Revenue (in millions):
Next Day Air	$1,896	$1,769	7.2%	$5,510	$5,186	6.2%
Deferred	1,066	1,001	6.5%	3,215	2,991	7.5%
Ground	7,475	6,881	8.6%	22,293	20,751	7.4%
Total Revenue	$10,437	$9,651	8.1%	$31,018	$28,928	7.2%
Operating Expenses (in millions):
Operating Expenses	$9,488	$8,640	9.8%	$28,374	$25,712	10.4%
Transformation Strategy Costs	$(39)	—	N/A	$(235)	—	N/A
Adjusted Operating Expense	$9,449	$8,640	9.4%	$28,139	$25,712	9.4%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$949	$1,011	(6.1)%	$2,644	$3,216	(17.8)%
Adjusted Operating Profit	$988	$1,011	(2.3)%	$2,879	$3,216	(10.5)%
Operating Margin	9.1%	10.5%		8.5%	11.1%
Adjusted Operating Margin	9.5%	10.5%		9.3%	11.1%
Revenue
The change in overall revenue was impacted by the following factors in 2018 compared with the corresponding period of 2017:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2018 vs. 2017	3.3%	2.9%	1.9%	8.1%
Year-to-date 2018 vs. 2017	3.5%	2.1%	1.6%	7.2%
Volume
Our overall volume increased in the third quarter and year-to-date periods of 2018 compared with 2017, largely due to continued growth in overall retail sales, of which e-commerce continues to represent a larger percentage of the total growth. Growth was focused within the retail, healthcare, and manufacturing industry verticals.
Business-to-consumer shipments, which represented approximately 50% of the total U.S. Domestic Package volume for the quarter, grew 6.9% (up 8.1% year-to-date) and drove overall increases in both air and ground shipments. Business-to-business shipments were relatively flat in the third quarter and year-to-date periods of 2018 compared with 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, volume increased in the third quarter and year-to-date periods of 2018 for our Next Day Air and Deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Next Day Air, Next Day Air Saver and residential Second Day package products, as consumers continue to demand faster and more economical delivery options. This growth was slightly offset by declines in residential Second Day letter volume due to shifts in customer preferences. Commercial air product volume decreased slightly for both the third quarter and year-to-date periods of 2018 compared to 2017.
The increase in ground volume in the third quarter and year-to-date periods of 2018 was driven by growth in residential Ground and SurePost volume, which benefited from continued e-commerce demand. Business-to-business ground shipments were relatively flat in the third quarter and year-to-date periods of 2018 compared with 2017.
Rates and Product Mix
Overall revenue per piece increased 4.8% for the third quarter of 2018 (3.6% year-to-date) compared with the same period of 2017 and was impacted by changes in base rates, the implementation of new surcharges for oversized packages and audit fees, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 24, 2017. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Effective June 4, 2018, we increased the surcharge for Over Maximum Limits, Oversize Pallet Handling, and shipping correction audit fee.
In the first quarter of 2017, we expanded Saturday ground operations to several metropolitan areas in the U.S. As of September 30, 2018, Saturday service is available in approximately 5,300 cities and towns in the United States covering nearly 60% of the population. A Saturday pickup stop charge went into effect on May 1, 2017 and varies depending on the pickup service selected.
Revenue per piece for all products was positively impacted by higher fuel surcharge rates for the third quarter and year-to-date periods of 2018 due to escalating fuel prices and a 0.50% increase in the ground fuel threshold in the third quarter.
Revenue per piece for our Next Day Air services increased in the third quarter and year-to-date periods of 2018 compared with 2017. The increase in Next Day Air revenue per piece was primarily due to an increase in base rates driven by pricing initiatives and an increase in average billable weight per piece, which more than offset an unfavorable shift in product mix.
Revenue per piece for our deferred air services increased in the third quarter and year-to-date periods of 2018 compared with 2017 due to an increase in base rate pricing driven by pricing initiatives and average billable weight per piece offset slightly by an unfavorable shift in product mix.
Ground revenue per piece increased for the third quarter and year-to-date periods of 2018, primarily due to base rate increases driven by our pricing initiatives. These factors were partially offset by changes in product mix, as we experienced faster volume growth in our SurePost product.
Fuel Surcharges
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	% Point	2018	2017	% Point
Next Day Air / Deferred	8.0%	5.0%	3.0%	7.6%	4.8%	2.8%
Ground	7.3%	5.4%	1.9%	6.8%	5.4%	1.4%

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
Total domestic fuel surcharge revenue increased by $188 million in the third quarter of 2018 as a result of higher fuel surcharge rates caused by increasing jet and diesel fuel prices, the implementation of increases in the surcharge indices, as well as the overall increase in package volume during the quarter. In addition to the factors above, fuel surcharge revenue was positively impacted by the changes to the fuel surcharge calculation, as the rates and price indices are updated more frequently to better align with prevailing market rates. On a year-to-date basis, fuel surcharge revenue increased by $458 million.
Operating Expenses
Operating expenses for the segment increased $848 million in the third quarter of 2018 compared with the same period of 2017, which included $39 million of transformation strategy costs. Excluding the impact of transformation strategy costs, operating expenses for the segment increased $809 million in third quarter of 2018, primarily due to pickup and delivery costs (up $344 million), the costs of operating our domestic integrated air and ground network (up $412 million) and the costs of package sorting (up $146 million), offset by a reduction in indirect operating costs (down $93 million) for the quarter. Higher pension expense and expansion of our technology-enabled network increased expenses in the third quarter of 2018.
The growth in pickup and delivery and network costs was impacted by several factors:

•
We incurred higher employee compensation and benefit costs largely resulting from volume growth, which impacted an increase in average daily union labor hours (up 5.7%), scheduled union pay rate and benefit increases and growth in the overall size of the workforce due to facility expansions. Labor hour increases were also related to the significant expansion in Saturday operations. In addition, pension expense increased due to lower year end discount rates used to measure the pension benefit obligation, driving higher service costs.

•
We incurred higher fuel expense in the third quarter of 2018 primarily due to higher fuel prices, expansion of our air network and increased volume which resulted in higher fuel usage (an increase in package delivery miles driven of 4.0% and an increase in aircraft block hours of 9.1%).

•	We incurred higher costs associated with outside contract carriers primarily due to volume growth and higher fuel surcharges passed to us by carriers and general rate increases.

On a year-to-date basis, operating expenses for the segment increased $2.662 billion which included $235 million of transformation strategy costs. Excluding the impact of transformation strategy costs, operating expenses for the segment increased $2.427 billion for the year-to-date periods of 2018, largely due to pickup and delivery costs (up $954 million), network costs (up $1.217 billion), the cost of package sorting (up $429 million), offset by a reduction in indirect operating costs (down $173 million). These expenses were primarily due to higher volume, increased employee compensation costs, fuel prices and a 13.5% increase in average daily block hours.
Total cost per piece increased 6.3% for the third quarter of 2018 compared with the same period of 2017 (6.6% year-to-date), which includes transformation strategy costs of $39 million for the third quarter of 2018 ($235 million year-to-date). The cost per piece increase was primarily driven by costs related to the improvement of our smart global logistics network, including additional aircraft leases to improve our air service reliability, costs related to the implementation of Saturday operations in additional markets and higher pension expense. Costs were also negatively impacted by rising fuel prices offset by changes in depreciation.
Operating Profit and Margin
Operating profit decreased $62 million for the third quarter of 2018 compared with 2017 (down $572 million year-to-date) with operating margins decreasing 140 basis points to 9.1% (down 260 basis points to 8.5% year-to-date). Excluding the impact of transformation strategy costs, operating profit decreased $23 million for the third quarter and $337 million year-to-date with operating margins decreasing 100 basis points and 180 basis points, respectively. While net fuel and depreciation had a positive impact on operating profit, higher purchased transportation costs due to volume growth and an increase in employee benefit costs driven by lower pension discount rates weighed on profits. Additionally, operating profit was negatively impacted by costs related to continued investments in our smart global logistics network, including implementation of Saturday operations in additional markets. The benefits of these projects will not be fully realized until future periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
Average Daily Package Volume (in thousands):
Domestic	1,663	1,706	(2.5)%	1,662	1,669	(0.4)%
Export	1,437	1,401	2.6%	1,436	1,333	7.7%
Total Avg. Daily Package Volume	3,100	3,107	(0.2)%	3,098	3,002	3.2%
Average Revenue Per Piece:
Domestic	$6.47	$6.26	3.4%	$6.60	$5.99	10.2%
Export	29.32	29.09	0.8%	29.43	28.79	2.2%
Total Avg. Revenue Per Piece	$17.06	$16.56	3.0%	$17.18	$16.11	6.6%
Operating Days in Period	63	63		191	191
Revenue (in millions):
Domestic	$678	$673	0.7%	$2,094	$1,909	9.7%
Export	2,654	2,568	3.3%	8,073	7,331	10.1%
Cargo and Other	146	135	8.1%	446	381	17.1%
Total Revenue	$3,478	$3,376	3.0%	$10,613	$9,621	10.3%
Operating Expenses (in millions):
Operating Expenses	$2,942	$2,770	6.2%	$8,865	$7,927	11.8%
Transformation Strategy Costs	(40)	—		(76)	—
Adjusted Operating Expenses	$2,902	$2,770	4.8%	$8,789	$7,927	10.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$536	$606	(11.6)%	$1,748	$1,694	3.2%
Adjusted Operating Profit	$576	$606	(5.0)%	$1,824	$1,694	7.7%
Operating Margin	15.4%	18.0%		16.5%	17.6%
Adjusted Operating Margin	16.6%	18.0%		17.2%	17.6%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(67)			$239
Operating Expenses			39			(223)
Operating Profit			$(28)			$16
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2018 compared with the corresponding period of 2017:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2018 vs. 2017	(0.2)%	2.2%	3.0%	(2.0)%	3.0%
Year-to-date 2018 vs. 2017	3.2%	1.7%	2.9%	2.5%	10.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Our overall average daily volume decreased slightly in the third quarter of 2018 compared with 2017, but increased in the comparable year-to-date periods. Average daily volume for export products grew in the third quarter of 2018 as compared with 2017, while average daily volume for domestic products decreased due to revenue management initiatives. The decrease was due to lower demand across a number of sectors including diversified vehicles and parts, government and professional services, partially offset by higher demand in retail, high tech, industrial manufacturing and healthcare. Business-to-consumer shipments remained relatively flat for both the quarter and year-to-date.
Export volume in the third quarter of 2018 as well as year-to-date grew across most major trade lanes, with overall growth in all regions. Asian export volume showed growth in most regions, particularly Asia-to-Americas, Asia-to-U.S. and intra-Asia trade lanes. European export volume showed growth in the Europe-to-U.S. and intra-Europe trade lanes. Americas export volume showed growth in Americas-to-U.S trade lane. Export volume from the U.S. grew in all trade lanes, particularly with the Europe and Asia Pacific regions. Export volume growth was strong across most major products, with a continued shift towards our premium express products, such as Worldwide Express and Transborder Express services.
Domestic volume growth decreased slightly both for the third quarter and year-to-date periods of 2018 compared with 2017, driven by declines in domestic standard products in the Euro zone.
Rates and Product Mix
On December 24, 2017 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total average revenue per piece increased 3.0% in the third quarter of 2018 (6.6 % year-to-date) compared to 2017. Total average revenue per piece was impacted by an increase in fuel surcharge revenue in both the quarter and year-to-date periods. The increase was partially offset by a 210 basis point decrease from currency in the third quarter. In the year-to-date period, average revenue per piece was impacted by a 240 basis point increase from currency as well as a favorable shift in product mix as the growth in higher yielding premium products continued to exceed the growth in our standard products.
Export revenue per piece increased 0.8% in the third quarter of 2018 (2.2% year-to-date) compared with 2017. Export revenue per piece was impacted by an increase in fuel surcharge revenue from changes in commodity prices, partially offset by shifts in product mix and a 190 basis point decrease from currency for the quarter (160 basis point increase year-to-date).
Domestic revenue per piece increased 3.4% in the third quarter of 2018 (10.2% year-to-date) compared with 2017. The increase was partially offset by a 240 basis point decrease from currency for the quarter (570 basis point increase year-to-date). The remaining increase is due to higher fuel surcharges.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place. Total international fuel surcharge revenue increased $94 million for the third quarter of 2018 ($313 million year-to-date) compared with 2017, due to volume increases and higher fuel prices.
Operating Expenses
Operating expenses increased by $172 million in the third quarter of 2018 ($938 million year-to-date) compared to 2017, including a $40 million increase in transformation strategy costs ($76 million increase year-to-date). Excluding the impact of the transformation strategy costs, operating expenses for the segment increased $132 million in the third quarter of 2018 ($862 million year-to-date). These increases are primarily due to increases in the costs of operating our air and ground networks and pickup and delivery costs from increased volumes year-to-date and higher fuel prices, partially offset by currency exchange rate movements.
The costs of operating our international integrated air and ground network increased $144 million for the third quarter of 2018 ($435 million year-to-date) compared with 2017. The increase in network costs was primarily driven by higher fuel prices which were partially offset by a 2.3% decrease in aircraft block hours in the third quarter of 2018 (1.0% increase year-to-date). Additionally, pickup and delivery costs increased $20 million in the third quarter of 2018 ($287 million year-to-date) compared with 2017, largely due to higher fuel prices.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remaining change in operating expenses in the third quarter of 2018 and year-to-date compared with 2017 was largely due to an increase in the costs of package sorting. Indirect operating costs declined for the third quarter of 2018, and increased year-to-date.
Operating Profit and Margin
Operating profit decreased $70 million in the third quarter of 2018 compared with 2017 ($54 million increase year-to-date), with operating margin decreasing 260 basis points to 15.4% (down 110 basis points to 16.5% year-to-date). Without the impact of transformation strategy costs, operating profit decreased $30 million for the third quarter of 2018 ($130 million increase year-to-date) compared with 2017, with operating margin decreasing 140 basis points and 40 basis points, respectively. Comparisons for the third quarter reflect negative impacts of currency fluctuations and the unique market conditions that existed last year in Europe.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
Freight LTL Statistics:
Revenue (in millions)	$735	$673	9.2%	$2,122	$1,943	9.2%
Revenue Per Hundredweight	$25.70	$24.46	5.1%	$25.29	$23.89	5.9%
Shipments (in thousands)	2,603	2,590	0.5%	7,710	7,738	(0.2)%
Shipments Per Day (in thousands)	41.3	41.1	0.5%	40.4	40.5	(0.2)%
Gross Weight Hauled (in millions of lbs)	2,860	2,751	4.0%	8,391	8,132	3.2%
Weight Per Shipment (in lbs)	1,098	1,062	3.4%	1,088	1,051	3.5%
Operating Days in Period	63	63		191	191
Revenue (in millions):
Forwarding	$1,672	$1,434	16.6%	$4,936	$4,047	22.0%
Logistics	790	736	7.3%	2,356	2,194	7.4%
Freight	867	778	11.4%	2,497	2,240	11.5%
Other	200	198	1.0%	593	580	2.2%
Total Revenue	$3,529	$3,146	12.2%	$10,382	$9,061	14.6%
Operating Expenses (in millions):
Operating Expenses	$3,287	$2,951	11.4%	$9,754	$8,505	14.7%
Transformation Strategy Costs	(18)	—		(49)	—
Adjusted Operating Expenses:	$3,269	$2,951	10.8%	$9,705	$8,505	14.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$242	$195	24.1%	$628	$556	12.9%
Adjusted Operating Profit	$260	$195	33.3%	$677	$556	21.8%
Operating Margin	6.9%	6.2%		6.0%	6.1%
Adjusted Operating Margin	7.4%	6.2%		6.5%	6.1%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(17)			$63
Operating Expenses			13			(68)
Operating Profit			$(4)			$(5)
* Amount represents the change in currency translation compared to the prior year.
Revenue
Total revenue for the Supply Chain & Freight segment increased $383 million for the third quarter of 2018 ($1.321 billion year-to-date) compared to 2017.
Forwarding revenue increased $238 million in the third quarter of 2018 ($889 million year-to-date) compared with 2017, primarily due to increased truckload brokerage freight volume as well as tonnage increases and sell price improvements in our international air freight forwarding business. Revenue in our truckload brokerage business was driven by robust demand and tight capacity. The increases in our international air freight forwarding business were driven by rising demand and pricing improvements, with the Asia-to-U.S. lane experiencing particularly strong growth.
Logistics revenues increased by $54 million in the third quarter of 2018 ($162 million year-to-date) compared with 2017, as we experienced growth in the retail, healthcare and manufacturing sectors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

UPS Freight revenue increased $89 million in the third quarter of 2018 ($257 million year-to-date) driven by increases in average weight per shipment from improved customer mix due to middle market growth. LTL revenue per hundredweight increased 5.1% during the third quarter (5.9% year-to-date) as LTL base rate increases for certain shipments in the U.S., Canada and Mexico, averaging 5.9%, took effect March 26, 2018. Fuel surcharge revenue also increased $26 million in the third quarter ($75 million year-to-date), due to changes in overall LTL shipment volume and diesel fuel prices.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment increased $336 million in the third quarter of 2018 ($1.249 billion year-to-date) compared to 2017. Excluding the $18 million ($49 million year-to-date) impact related to transformation strategy costs, operating expenses increased $318 million in the third quarter of 2018 ($1.200 billion year-to-date).
Forwarding operating expenses increased $204 million for the third quarter of 2018 ($848 million year-to-date) compared with 2017. Prior year operating expenses for the 2017 year-to-date period included a $20 million favorable legal settlement. Excluding costs related to our transformation strategy, forwarding operating expenses increased $193 million for the third quarter of 2018 ($832 million year-to-date) compared with 2017, largely due to increased purchased transportation. Purchased transportation expense increased $183 million in the third quarter of 2018 ($727 million year-to-date) compared to 2017 primarily due to increased truckload brokerage freight volume and the resulting costs passed to us from outside transportation providers. Increased tonnage and third-party air carrier procurement rates in our international air freight forwarding business also contributed to the increase in purchased transportation expenses.
Logistics operating expenses increased $51 million for the third quarter of 2018 ($153 million year-to-date) compared with 2017. Excluding costs related to our transformation strategy, logistics operating expenses increased $45 million for the third quarter of 2018 ($131 million year-to-date) compared with 2017. The increases were driven by purchased transportation expense, costs associated with retail facility expansions and strategic information technology investments.
UPS Freight operating expenses increased $80 million for the third quarter of 2018 ($252 million year-to-date) compared with 2017. Excluding costs related to our transformation strategy, UPS Freight operating expenses increased $246 million year-to-date compared to 2017. The operating expenses increased largely due to costs associated with operating our linehaul network ($35 million over the prior year and $96 million year-to-date) and increases in pickup and delivery costs ($27 million over the prior year and $72 million year-to-date). The linehaul network and pickup and delivery costs were driven by higher fuel prices and expense for outside transportation carriers, including fuel surcharges passed on to us by outside carriers.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $47 million in the third quarter of 2018 ($72 million year-to-date) compared with 2017, which includes an $18 million impact related to transformation strategy costs ($49 million year-to-date). Excluding the $18 million ($49 million year-to-date) impact of transformation strategy costs, operating profit for the third quarter increased $65 million ($121 million year-to-date).
Operating results for the Forwarding unit increased mainly due to tonnage increases and pricing improvements. Additionally, our truckload brokerage business grew due to robust demand and tight capacity. Operating profit for the Logistics unit improved due to increased demand in retail, healthcare and manufacturing sectors. Higher operating profits in UPS Freight primarily resulted from growth in LTL products.
The prior year-to-date operating profit was impacted by a $20 million favorable legal settlement with no comparable settlement in 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
Operating Expenses (in millions):
Compensation and Benefits	$9,015	$8,437	6.9%	$27,084	$25,032	8.2%
Transformation Strategy Costs	(70)	—		(262)	—
Adjusted Compensation and Benefits	8,945	8,437	6.0%	26,822	25,032	7.2%

Repairs and Maintenance	437	399	9.5%	1,294	1,181	9.6%
Depreciation and Amortization	524	572	(8.4)%	1,662	1,688	(1.5)%
Purchased Transportation	3,216	2,832	13.6%	9,570	7,991	19.8%
Fuel	867	636	36.3%	2,469	1,873	31.8%
Other Occupancy	321	282	13.8%	1,003	845	18.7%
Other Expenses	1,337	1,203	11.1%	3,911	3,534	10.7%
Total Other Expenses	6,702	5,924	13.1%	19,909	17,112	16.3%
Other Transformation Strategy Costs	(27)	—		(98)	—
Adjusted Total Other Expenses	6,675	5,924	12.7%	19,811	17,112	15.8%

Total Operating Expenses	$15,717	$14,361	9.4%	$46,993	$42,144	11.5%
Adjusted Total Operating Expenses	$15,620	$14,361	8.8%	$46,633	$42,144	10.7%

Currency (Benefit) / Cost - (in millions)*			$(52)			$291
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Total compensation and benefits increased $578 million for the third quarter of 2018 ($2.052 billion year-to-date) compared with 2017. Excluding the impact of transformation strategy and other benefits of $70 million for the third quarter of 2018 ($262 million year-to-date) discussed in note 16 to the unaudited consolidated financial statements, compensation and benefits costs increased $508 million for the third quarter of 2018 ($1.790 billion year-to-date).
Employee payroll costs increased $310 million for the third quarter of 2018 ($1.115 billion year-to-date) compared with 2017, largely due to higher U.S. domestic hourly and management compensation costs. Total compensation costs increased 6.1% for the third quarter of 2018 (7.4% year-to-date). U.S. Domestic compensation costs for hourly employees increased largely due to higher volume growth, which drove an increase in headcount and a 5.7% increase in average daily union labor hours (6.7% increase year-to-date), in addition to contractual union wage increases. Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce. Overall compensation costs increased due to continued expansion of Saturday operations and the opening of new facilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits expense increased $268 million for the third quarter of 2018 ($937 million year-to-date) compared with 2017. Excluding the impact of transformation strategy and other benefits of $70 million for the third quarter of 2018 ($262 million year-to-date) discussed in note 16 to the unaudited consolidated financial statements, benefits costs increased $198 million for the third quarter of 2018 ($675 million year-to-date) primarily due to the following factors:

•
Health and welfare costs increased $57 million for the third quarter ($210 million year-to-date), largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension and retirement benefits expense increased $80 million for the third quarter ($237 million year-to-date), primarily due to contractually mandated contribution rate increases to multiemployer pension plans and lower pension discount rates at year-end, driving an increase in service costs. These increases were partially offset by lower Pension Benefit Guaranty Corporation premiums due to prior voluntary pension contributions, as well as the amendment of the UPS Retirement Plan in the prior year.

•
Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $74 million for the third quarter ($233 million year-to-date), primarily driven by salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense decreased $13 million for the third quarter (decreased $5 million year-to-date). Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives.

Repairs and Maintenance
The $38 million increase in repairs and maintenance expense for the third quarter of 2018 ($113 million year-to-date) compared with 2017 was primarily due to routine repairs to buildings and facilities and maintenance of our transportation equipment and aircraft.
Depreciation and Amortization
Depreciation and amortization expense decreased $48 million in the third quarter of 2018 ($26 million year-to-date) compared with 2017 due to increases in the estimated useful lives of our vehicle fleet and building improvements of $92 million and certain large facilities being fully depreciated of $17 million, offset by increased depreciation of projects coming online. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. As part of our ongoing investment in transformation, beginning in the third quarter of 2018, we revised our estimates of useful lives for building improvements and vehicles based on our current assessment of these factors. In general, the change in estimate had the effect of lengthening the useful lives of vehicles and building improvements. Refer to note 1 in the unaudited consolidated financial statements for description of our policy.
Purchased Transportation
The $384 million increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the third quarter of 2018 ($1.579 billion year-to-date) compared with 2017 was primarily driven by the following factors:

•
Forwarding and logistics expense increased $204 million in the third quarter of 2018 ($808 million year-to-date) compared to 2017, primarily due to increased truckload brokerage freight loads per day and increased tonnage and rates in our international air freight forwarding businesses. The increase for the third quarter and year-to-date periods of 2018 is also due to higher fuel surcharges passed on to us by outside carriers.

•
International Package expense increased $12 million in the third quarter of 2018 ($185 million year-to-date) compared to 2017, primarily due to the increased usage of third-party carriers and an unfavorable impact from currency exchange rate movements. Additionally, increased fuel surcharges passed on to us by outside carriers increased during the third quarter and year-to-date periods of 2018.

•
U.S. Domestic Package expense increased $68 million for the third quarter of 2018 ($284 million year-to-date) compared to 2017, primarily due to increased volume, as well as higher rates and fuel surcharges passed to us from outside contract carriers and rail carriers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
UPS Freight expense increased $49 million in the third quarter of 2018 ($145 million year-to-date) compared to 2017, primarily due to increases in our ground freight pricing product, higher rates, longer shipments and higher fuel surcharges passed to us from outside transportation providers.

•
We incurred additional purchased transportation expense of $51 million in the third quarter of 2018 ($157 million year-to-date) compared to 2017 related to leasing additional aircraft to handle increases in air volume and related higher jet fuel surcharges.

Fuel
The $231 million increase in fuel expense for the third quarter of 2018 ($596 million year-to-date) compared with 2017 was primarily due to higher jet fuel, diesel and unleaded gasoline prices, which increased fuel expense by $204 million ($517 million year-to-date). Additionally, increased fuel consumption, primarily due to increases in total aircraft block hours and U.S. Domestic delivery miles driven, increased expense by $22 million in the third quarter of 2018 ($107 million year-to-date). These increases were partially offset by increased fuel efficiency and increased fuel tax credits from the usage of alternative fuels.
Other Occupancy
Other occupancy expense increased $39 million in the third quarter of 2018 ($158 million year-to-date) compared to 2017, primarily due to an increase in real estate and other property taxes, utility costs and rent related to the expansion of new facilities.
Other Expenses
The $134 million increase in other expenses in the third quarter of 2018 ($377 million year-to-date) compared with 2017 was primarily attributable to increases in transportation equipment rental, outside professional service costs, auto liability insurance, security protection, non-income based state and local taxes and data processing. Additionally, costs of $27 and $86 million related to our transformation strategy contributed to the increase in the third quarter and year-to-date periods of 2018, respectively, when compared to 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
(in millions)
Investment income and other	$317	$236	34.3%	$913	$624	46.3%
Interest expense	$(155)	$(111)	39.6%	$(457)	$(324)	41.0%
Investment Income and Other
The increase in investment income and other for the third quarter and year-to-date periods of 2018 as compared to 2017 is primarily due to increases in pension income which is comprised of expected investment returns on pension assets net of interest cost on projected benefit obligations. Expected returns on plan assets increased as a result of higher discretionary contributions and higher actual returns on plan assets in 2017. Additionally, pension interest cost decreased as a result of lower year-end discount rates and the 2017 amendment of the UPS Retirement Plan described in note 7 to the unaudited consolidated financial statements.
Interest Expense
Interest expense increased in the third quarter and year-to-date periods of 2018, as compared to 2017, primarily due to an increase in long-term debt balances and higher effective interest rates, partially offset by higher capitalized interest related to several large construction projects.
Income Tax Expense

The following table sets forth income tax expense and our effective tax rate for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
(in millions)
Income Tax Expense	$381	$678	(43.8)%	$1,138	$1,957	(41.8)%
Income Tax Impact of:
Transformation Strategy Costs	24	—		87	—
Adjusted Income Tax Expense	$405	$678	(40.3)%	$1,225	$1,957	(37.4)%
Effective Tax Rate	20.2%	35.0%		20.8%	33.9%
Adjusted Effective Tax Rate	20.4%	35.0%		21.0%	33.9%
Our effective tax rate decreased to 20.2% in the third quarter of 2018 from 35.0% in the same period of 2017 (20.8% year-to-date in 2018 compared to 33.9% in the same period of 2017). The decrease in our effective tax rate was primarily due to the impact of the Tax Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the recognition of excess tax benefits related to share-based compensation in income tax reduced our effective rate by 0.8% year-to-date in 2018 compared to 1.1% in the same period of 2017 (there was not a significant impact in the third quarter of 2018 or 2017). See note 15 to the unaudited consolidated financial statements for additional information. Other factors that impacted our effective tax rate in the third quarter and year-to-date periods of 2018 compared with the same periods of 2017 include favorable resolutions of uncertain tax positions, favorable U.S. state and local tax law changes, favorable tax provisions enacted in the Bipartisan Budget Act of 2018 and discrete tax credits associated with the filing of our 2017 U.S. federal income tax return.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed in note 16 to the unaudited consolidated financial statements, we recorded pre-tax transformation strategy costs of $97 million in the third quarter of 2018 ($360 million year-to-date). As a result, we recorded an additional income tax benefit of $24 million ($87 million year-to-date). This benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory rate primarily due to the effect of the U.S. state and local taxes and foreign taxes.
Liquidity and Capital Resources
As of September 30, 2018, we had $4.841 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to capital markets and cash flows generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs, transformation strategy and to fund dividend payments, share repurchases and long-term debt payments through the next several years. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2018	2017
Net income	$4,338	$3,809
Non-cash operating activities (a)	2,964	3,062
Pension and postretirement benefit contributions (UPS-sponsored plans)	(137)	(2,585)
Hedge margin receivables and payables	171	(632)
Income tax receivables and payables	1,129	152
Changes in working capital and other non-current assets and liabilities	939	604
Other operating activities	18	9
Net cash from operating activities	$9,422	$4,419
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense and other non-cash items.

Net cash from operating activities increased $5.004 billion through the third quarter of 2018 compared to 2017, largely due to lower pension and postretirement benefit contributions, changes in hedge margin payables and receivables, increased net cash receipts from income taxes and improvements in working capital.
We made contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $137 million during the nine months of 2018 compared to $2.585 billion in 2017. The net hedge margin collateral received from our derivative counterparties increased by $803 million in the first nine months of 2018 relative to 2017, due to the change in net fair value of our derivative contracts used in our currency and interest rate hedging programs. The net cash receipts from income taxes increased in the first nine months of 2018 compared to 2017, primarily due to the timing of a $5.0 billion pension contribution made in December 2017 which resulted in a tax refund in the first quarter of 2018. Apart from the transactions described above, operating cash flow was impacted by improvements in our working capital position.
As of September 30, 2018, our worldwide holdings of cash, cash equivalents and marketable securities was $4.841 billion, of which $2.656 billion was held by non-U.S. subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and non-U.S. subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance U.S. operating needs, capital expenditures, share repurchases and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash used in investing activities	$(4,499)	$(3,615)

Capital Expenditures:
Buildings, facilities and plant equipment	$(2,287)	$(2,024)
Aircraft and parts	(1,037)	(590)
Vehicles	(619)	(685)
Information technology	(547)	(409)
Total Capital Expenditures	$(4,490)	$(3,708)

Capital Expenditures as a % of Revenue	(8.6)%	(7.8)%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$45	$18
Net (increase) decrease in finance receivables	$(7)	$(1)
Net (purchases), sales and maturities of marketable securities	$(22)	$117
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(2)	$(61)
Other investing activities	$(23)	$20
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
Capital spending on buildings, facilities and plant equipment increased in the first nine months of 2018 in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Compared to 2017, capital spending on aircraft increased due to contract deposits on open aircraft orders as well as final payments associated with the delivery of aircraft. Capital spending on information technology increased in the first nine months of 2018 due to further development of technology enabled enhancements and capitalized software projects. Capital spending on vehicles decreased in the first nine months of 2018, relative to 2017, largely due to the timing of vehicle replacements.
The proceeds from the disposal of property, plant and equipment increased in 2018 compared to 2017, largely due to the disposal of owned equipment under operating leases. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions in 2018 was related to our acquisition of area franchise rights related to The UPS Store. The cash paid for business acquisitions during the first nine months of 2017 was related to the purchases of Freightex and Nightline. Other investing activities are impacted by changes in our non-current investments, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2018	2017
Net cash used in financing activities	$(4,260)	$(914)
Share Repurchases:
Cash expended for shares repurchased	$(770)	$(1,346)
Number of shares repurchased	(6.6)	(12.3)
Shares outstanding at period end	859	862
Percent increase (decrease) in shares outstanding	0.0%	(0.7)%
Dividends:
Dividends declared per share	$2.73	$2.49
Cash expended for dividend payments	$(2,260)	$(2,085)
Borrowings:
Net borrowings (repayments) of debt principal	$(1,147)	$2,524
Other Financing Activities:
Cash received for common stock issuances	$176	$177
Other financing activities	$(259)	$(184)
Capitalization:
Total debt outstanding at period end	$23,301	$18,910
Total shareowners’ equity at period end	3,126	1,543
Total capitalization	$26,427	$20,453
Debt to Total Capitalization %	88.2%	92.5%
We repurchased a total of 6.6 million shares of class A and class B common stock for $756 million in the first nine months of 2018, and 12.3 million shares for $1.352 billion in the first nine months of 2017 ($770 million and $1.346 billion in repurchases for 2018 and 2017, respectively, are reported on the statements of consolidated cash flows due to unsettled repurchases).
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion. As of September 30, 2018, we had $3.583 billion of this share repurchase authorization available.
Share repurchases may take the form of accelerated share repurchases, open market purchases or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $1.0 billion of shares in 2018.
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
Issuances of debt in the first nine months of 2018 consisted primarily of commercial paper. Issuances of debt in 2017 consisted of commercial paper, fixed rate senior notes of $600 million, Canadian dollar denominated fixed rate senior notes of C$750 million ($547 million) and floating-rate senior notes of $547 million. Repayment of debt in 2018 consisted primarily of our $750 million 5.50% fixed-rate senior notes that matured in January 2018. In the first nine months of 2017 there were no comparable repayments of fixed-rate or floating-rate senior notes. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2018
USD	$2,267	$2,267	$2,261	$2,261	1.70%
EUR	€473	548	€277	$330	(0.39)%
Total		$2,815
The cash outflows in other financing activities were impacted by several factors. Net cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $13 and $53 million during the first nine months of 2018 and 2017, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $250 and $236 million during the first nine months of 2018 and 2017, respectively.

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
We have contractual obligations and commitments for the purchase of aircraft, vehicles, technology equipment and building and leasehold improvements. New purchase commitments will provide additional capacity for our air and ground network, hub automation and other expansion projects to meet increased demand. Including these additional obligations, the expected cash outflow to satisfy our total purchase commitments will be as follows (in millions): 2018 (remaining) - $1,882; 2019 - $3,424; 2020 - $1,771; 2021 - $1,064; 2022 - $186; and thereafter - $13.
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
Rate Adjustments
On September 18, 2018, we announced a new peak charge during select weeks in October through December 2018 for packages Over Maximum limits.
On October 1, 2018 we announced peak surcharges for certain U.S. Export and U.S. import packages during select weeks in November and December 2018.
Effective October 15, 2018, the International Air-Import fuel surcharge increased by 0.50%. These surcharges continue to be based on the national Average U.S. Gulf Coast Jet Fuel Price and adjusted weekly.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2018	December 31, 2017
Currency Derivatives	$92	$(267)
Interest Rate Derivatives	(32)	58
Investment Market Price Derivatives	—	(16)
	$60	$(225)
As of September 30, 2018 or December 31, 2017, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions at September 30, 2018 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. In 2018, we entered into several foreign exchange forwards on the Euro, British Pound Sterling, Canadian Dollar, Mexican Peso and Singapore Dollar, and had forwards and market price derivatives expire. We had foreign exchange options on the Euro, British Pound Sterling and Canadian Dollar that expired during the first nine months of 2018. The remaining fair value changes between December 31, 2017 and September 30, 2018 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
The foreign exchange forward contracts, swaps and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines and by monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $59 million and were required to post $45 million in cash collateral with our counterparties as of September 30, 2018.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017 is hereby incorporated by reference in this report.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) A summary of repurchases of our class A and class B common stock during the third quarter of 2018 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2018	0.8	$111.65	0.8	$3,752
August 1 – August 31, 2018	0.8	121.29	0.8	3,661
September 1 – September 30, 2018	0.6	121.34	0.6	3,583
Total July 1 – September 30, 2018	2.2	$117.84	2.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion. Share repurchases may take the form of accelerated share repurchases, open market purchases or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $1.0 billion of shares in 2018.

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
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

___________________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	October 30, 2018	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)